Form 10-Q
period 2000-09-30
MONSANTO CO /NEW/
filed 2000-11-30
CIK 1110783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-16167

                                MONSANTO COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                             43-1878297
               --------                             ----------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)


                 800 NORTH LINDBERGH BLVD., ST. LOUIS, MO 63167
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 694-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES           NO    X
   ---------    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                    Outstanding at
          Class                                     October 31, 2000
          -----                                     ----------------
Common Stock, $0.01 par value                       258,033,000 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

              The Statement of Consolidated Income (Loss) of Monsanto Company and subsidiaries for the three months and nine months ended September 30, 2000 and the three months and nine months ended September 30, 1999, the Condensed Statement of Consolidated Financial Position as of September 30, 2000 and December 31, 1999, the Condensed Statement of Consolidated Cash Flow for the nine months ended September 30, 2000 and nine months ended September 30, 1999, and related Notes to Financial Statements follow. Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (Pharmacia) on September 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. See Note 1 to Notes to Financial Statements. Unless otherwise indicated, "earnings per pro forma share" and "per pro forma share" mean basic and diluted earnings per pro forma share. In tables, all dollars are in millions, except per pro forma share data.


                        MONSANTO COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED INCOME (LOSS)
                (Dollars in millions, except per pro forma share)
                                    Unaudited

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                    ---------------------          ----------------------
                                                                      2000          1999              2000         1999
                                                                    -------       ------            ------       ------
Net Sales                                                            $1,003         $983            $4,293       $4,119
Cost of Goods Sold                                                      549          557             2,035        1,940
                                                                    -------       ------            ------       ------
Gross Profit                                                            454          426             2,258        2,179


Operating Expenses:
Selling, General and Administrative Expenses                            300          324               988          926
Research and Development Expenses                                       140          179               431          517
Amortization and Adjustments of Goodwill                                 29           25               178           91
Interest Expense                                                         67           60               210          206
Interest Income                                                          (8)          (7)              (23)         (17)
Restructuring and Other Special Items                                    26           39                67           39
Other Expense  - Net                                                      7            4                35           34
                                                                    --------      -------           -------      -------
Income (Loss) Before
       Income Taxes                                                    (107)        (198)              372          383
Income Tax Expense (Benefit)                                            (41)         (71)              169          141
                                                                    --------      -------           ------       ------
Net Income (Loss)                                                   $   (66)      $ (127)           $  203       $  242
                                                                    ========      =======           ======       ======


Basic and Diluted Earnings (Loss)
       per Pro Forma Common Share                                   $ (0.25)      $ (0.49)          $ 0.79       $ 0.94
                                                                    ========      ========          ======       ======

Pro Forma Common Shares Outstanding (in millions)                      258.0         258.0           258.0        258.0
                                                                    ========      ========          ======       ======


See the accompanying notes to consolidated financial statements.



                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (Dollars in millions, except per share)

                                                                                            (unaudited)
                                                                                           September 30,        December 31,
                                                                                               2000                1999
                                                                                           -------------        -----------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                               $     218           $      26
    Trade receivables (net of allowances of $158 in 2000 and $151 in 1999)                      2,994               2,028
    Miscellaneous receivables                                                                     307                 350
    Deferred tax asset                                                                            219                 130
    Inventories                                                                                 1,356               1,440
    Other current assets                                                                           64                  53
                                                                                            ---------           ---------
           Total Current Assets                                                                 5,158               4,027
                                                                                            ---------           ---------

Property, Plant and Equipment - net                                                             2,599               2,219
Goodwill and Other Intangible Assets - net                                                      3,675               4,016
Other Assets                                                                                      701                 839
                                                                                            ---------           ---------
Total Assets                                                                                $  12,133           $  11,101
                                                                                            =========           =========

                       LIABILITIES AND SHAREOWNER'S EQUITY

Current Liabilities:
    Short-term debt                                                                         $   2,025           $      89
    Accrued liabilities                                                                         1,134               1,149
    Accounts payable                                                                              434                 466
                                                                                            ---------           ---------
           Total Current Liabilities                                                            3,593               1,704
                                                                                            ---------           ---------

Long-Term Debt                                                                                    994               4,278
Postretirement and Other Liabilities                                                              880                 474
Shareowner's Equity:
    Common stock (authorized: 1,500,000,000 shares, par value $0.01;
           issued: 220,000,000) (See note 5)                                                        2                   -
    Additional contributed capital                                                              7,073                   -
    Accumulated other comprehensive loss                                                         (396)               (281)
    Retained earnings (deficit)                                                                   (13)                  -
    Parent company's net investment                                                                 -               4,926
                                                                                            ----------           --------
           Total Shareowner's Equity                                                            6,666               4,645
                                                                                            ----------           --------
Total Liabilities and Shareowner's Equity                                                   $  12,133            $ 11,101
                                                                                            ==========           ========



See the accompanying notes to consolidated financial statements.



                        MONSANTO COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                    Unaudited

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              --------------------
                                                                               2000              1999
                                                                              -----             -----

Total Cash Provided (Required) by Operations                                $ (271)            $ (78)
                                                                            -------            ------

Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                    (447)             (407)
   Acquisitions and investments                                               (110)              (75)
   Investments and property disposal proceeds                                   -                325
                                                                            -------            ------
Net Cash Flows Provided (Required) by Investing Activities                    (557)             (157)
                                                                            -------            ------

Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                          767              (142)
   Long-term debt proceeds                                                      -                 -
   Long-term debt reductions                                                    -                 -
   Net transactions with parent                                                253               378
                                                                           -------             ------
Cash Flows Provided (Required) by Financing Activities                       1,020               236
                                                                           -------             ------

Increase in Cash and Cash Equivalents                                          192                 1
Cash and cash equivalents beginning of year                                     26                37
                                                                           -------             -----
Cash and cash equivalents at end of period                                 $   218             $  38
                                                                           =======             =====


The effect of exchange rate changes on cash and cash equivalents was not material. All interest expense on debt specifically attributable to Monsanto is included in the Statement of Consolidated Income (Loss). However, no cash payments for interest were made by Monsanto during the three and nine months ended September 30, 2000 and 1999 due to the fact that all interest payments during these periods were made by Pharmacia.

Non-cash transactions for the nine months ended September 30, 2000 include a reclassification of $1.2 billion of long-term debt to short-term debt and the transfer of $2.1 billion of debt to Pharmacia in exchange for additional equity in Monsanto.

See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 - Basis of Presentation

              Monsanto Company and subsidiaries is comprised of the operations, assets and liabilities that were previously the agricultural division of Pharmacia Corporation (Pharmacia). This agricultural business was transferred to Monsanto from Pharmacia on September 1, 2000, pursuant to the terms of a Separation Agreement dated as of that date (the "Separation Agreement").

              The  Statement  of  Consolidated   Income  (Loss),  the  Condensed
         Statement of Consolidated Financial Position and the Condensed Statement of Consolidated Cash Flow for all periods prior to September 1, 2000 have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia included in the Statement of Consolidated Income (Loss) have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during all periods presented. Financial information for the first nine months of 2000 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season. Earnings per pro forma share information was prepared using the number of common shares outstanding (258,033,000) after Monsanto's partial initial public offering (IPO) which closed on October 23, 2000.

              On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO, including 3,033,000 shares of common stock with respect to which the underwriters exercised their over-allotment option. Subsequent to the offering, Pharmacia continues to own 220,000,000 shares of common stock, representing 85.3 percent ownership of Monsanto. The total net proceeds to Monsanto were $723 million.

              The accompanying Condensed Statement of Consolidated Financial Position as of September 30, 2000 and December 31, 1999, the Statement of Consolidated Income (Loss) for the three months and nine months ended September 30, 2000 and the three months and nine months ended September 30 1999, and the Condensed Statement of Consolidated Cash Flow for the nine months ended September 30, 2000 and nine months ended September 30, 1999 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with the audited combined financial statements for the year ended December 31, 1999 and the unaudited combined financial statements for the six months ended June 30, 2000 as presented in Monsanto's Registration Statement on Form S-1 filed on October 17, 2000, as amended.


Note 2 - New Accounting Standards

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recognized on the balance sheet as assets or liabilities and measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Monsanto will adopt SFAS No. 133 and its amendments in the first quarter of 2001 and does not expect it to have a material impact on its financial position, results of operations and cash flows.

              In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition. Implementation of this guidance is required no later than the fourth quarter of this year.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED- (continued)


         SAB No. 101 allows companies to report any changes in revenue recognition related to adoption of its provisions as an accounting change at the time of implementation.

               Monsanto is currently in the process of assessing the impact of adopting SAB No. 101 on its revenue recognition policies and on prior revenue transactions. While the company has not finalized its review, it currently estimates that it will recognize a SAB No. 101 pre-tax cumulative adjustment within a range of $30 million to $60 million related primarily to seed trait royalties that had been recognized at the time the seeds were shipped to customers, but which will now be recognized when the royalty periods begin.

              Prior to the formation of Monsanto Company on February 9, 2000, Pharmacia had effected an accounting change with respect to SAB No. 101 in response to a specific dialogue with the Securities and Exchange Commission related to the sale of certain agency rights. The financial statements of Monsanto have been retroactively adjusted to recognize the $32 million of proceeds from the sale over 20 years.


Note 3 - Inventory

              Components of inventories as of September 30, 2000 and December 31, 1999 were as follows:

                                            September 30,        December 31,
                                               2000                 1999
                                            ------------         -------------
         Finished goods                     $    585               $   705
         Goods in process                        488                   412
         Raw materials and supplies              317                   346
                                            --------               -------
         Inventories, at FIFO cost             1,390                 1,463
         Excess of FIFO over LIFO cost           (34)                  (23)
                                            --------               -------
         Total                              $  1,356               $ 1,440
                                            ========               =======


Note 4 - Comprehensive Income (Loss)

              Comprehensive income (loss) includes all non-shareowners changes in equity and consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three months ended September 30, 2000 and 1999 was $138 million and $118 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $88 million and break-even, respectively.


Note 5 - Earnings (Loss) Per Pro Forma Common Share

              On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO, including 3,033,000 shares of common stock with respect to which the underwriters exercised their over-allotment option on October 20, 2000. Subsequent to the offering, Pharmacia continues to own 220,000,000 shares of common stock, representing 85.3 percent ownership of Monsanto. The total net proceeds to Monsanto were $723 million. Basic and diluted earnings per pro forma share information was prepared for all periods presented using common shares outstanding (258,033,000) after the IPO.

              In addition, in connection with the offering Monsanto issued a one-time founder's grant of options to all of its employees. At October 23, 2000, approximately 22 million options were granted, each of which has an exercise price of $20 per share. Founder's options vest to employees in increments of 50% in 2002 and 2003 with a maximum term of 10 years. These options did not have a dilutive effect on earnings per pro forma share for the period presented.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED- (continued)

Note 6 - Restructuring and Other Special Items

              In the third quarter of 2000, Monsanto recorded a pretax charge of $26 million to operating expenses in connection with the elimination of certain nutrition research and development programs, as part of its ongoing plan to focus on key projects. The plan, of which this action was a part, encompassed a decision to more stringently focus on the company's four key crops of corn, soybeans, wheat and cotton and included the elimination of food and biotech research programs and the shutdown of administrative and manufacturing facilities. In conjunction with the elimination of these projects, certain fixed and intangible assets were written off.

              In total, the pretax charge of $26 million was comprised of workforce reduction costs of $21 million, asset impairments of $3 million and other exit costs of $2 million. The costs were recorded in the Statement of Consolidated Income (Loss) as restructuring expense. The asset impairments consisted of $2 million for equipment write-offs and $1 million for intangible assets. The other exit costs consisted of contractual termination payments resulting from the exit of certain research programs.

              The workforce reduction charge reflected involuntary employee separation costs for 215 employees worldwide and included charges of $12 million for positions in research and development, and $8 million for positions in administration and $1 million for positions in manufacturing. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. During the third quarter of 2000, 48 employee terminations for this plan were completed at a cost of $3 million. Exit costs associated with contract terminations of $1 million had been paid as of September 30, 2000. The company expects the employee reductions, asset dispositions and other exit activities to be completed by March 31, 2001.

              In the first nine months of 2000, Monsanto recorded net pretax charges of $183 million to operating expenses in connection with the elimination of certain nutrition, laureate oils, and wheat quality research and development programs, as part of its plan to focus on key projects. The plan encompassed a decision to more stringently focus on the company's four key crops of corn, soybeans, wheat and cotton and included the elimination of food and biotech research programs and the shutdown of certain administrative and manufacturing facilities. In conjunction with the elimination of these projects, inventories, fixed assets and intangible assets (including goodwill, product rights and licensed technologies) were written off.

              In total, the net charge of $183 million was comprised of asset impairments of $132 million, workforce reduction costs of $52 million and other exit costs of $3 million, net of prior restructuring reserve reversals of $4 million. The costs were recorded in the Statement of Consolidated Income (Loss) as cost of goods sold of $32 million, amortization and adjustment of goodwill of $84 million and restructuring expense of $67 million. The asset impairments consisted of $32 million for laureate oil inventories, $87 million for intangible assets, and $13 million for equipment write-offs.

              The  workforce   reduction   charges  for  the  nine-month  period
         reflected  involuntary  employee  separation  costs  for 590  employees worldwide and included charges of $26 million for positions in administration, and $25 million for positions in research and development and $1 million for positions in manufacturing. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. As of September 30, 2000, 180 employee terminations (132 terminations related to second quarter actions and 48 terminations related to third quarter actions) were completed at a cost of $14 million. The other exit costs included expenses associated with contract terminations and equipment dismantling. As of September 30, 2000, $1 million of these exit costs had been paid. The company expects the employee reductions, asset dispositions and other exit activities to be completed by June 2001.

              For the three and nine months ended September 30, 1999, Monsanto recorded a net pretax charge of $67 million to operating expenses associated with the continuing focus on improving operating efficiency through accelerated integration of its agricultural and seed operations. These charges were net of a reversal of $1 million for

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED- (continued)

         restructuring liabilities established in 1998. The charge of $67 million was comprised of facility shutdown charges of $39 million, workforce reductions of $18 million related to 360 positions, and asset impairments of $10 million and was recorded in the Statement of
         Consolidated Income (Loss) as cost of goods sold of $20 million, amortization and adjustments of goodwill of $8 million and restructuring expense of $39 million. The facility shutdown charges included $14 million for contractual research and other commitments, $9 million for intangible assets, $8 million for inventories, $6 million for leasehold improvements, and $2 million for property, plant and equipment write-offs. These actions were substantially completed by September 2000.


         The costs were recorded in the Statement of Consolidated Income (Loss) in the following line items:

                                                 Three Months      Three Months       Nine Months       Nine Months
                                                    Ended              Ended             Ended             Ended
                                                September 30,      September 30,     September 30,     September 30,
                                                     2000              1999              2000              1999
                                                     ----              ----              ----              ----
Cost of Goods Sold                                   $ -               $ 20              $ 32              $20
Amortization and Adjustments of Goodwill                                  8                84                8
Restructuring and Other Special Items                 26                 39                67               39
                                                     ----              ----              ----              ----

Total before Tax                                      26                 67               183                67

Income Tax Expense (Benefit)                          (5)               (23)              (39)              (23)
                                                     ----              ----              ----              ----

Net (Income) Loss                                    $21               $ 44              $144              $ 44
                                                     ====              ====              ====              ====


         The pretax (income)/expense components of the restructuring and other special items were as follows:

                                                   Three Months     Three Months      Nine Months      Nine Months
                                                       Ended            Ended            Ended            Ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                       2000             1999             2000             1999
                                                       ----             ----             ----             ----

Restructuring charges                                   $26              $ -              $71              $ -
Accelerated integration costs                                             60                                60
Reversal of restructuring reserves                                        (1)              (4)              (1)
Write-off of obsolete inventories                                                          32
Write-off of goodwill                                                      8               84                8
                                                       ----             ----             ----             ----

Total pretax restructuring and special items            $26              $67             $183              $67
                                                       ====             ====             ====             ====


                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED- (continued)

         Activities related to restructuring and other special items for the nine months ended September 30, 2000 were as follows:

                                                     Workforce        Facility           Asset
                                                    Reductions        Closures        Impairments         Total
                                                    ----------        --------        -----------         -----

Restructuring and Other Special Items
-------------------------------------
January 1, 2000 Reserve Balance                         $24              $2              $ -               $26
                                                       ----             ---               ---              ---

Additions for 2nd quarter 2000 actions                   31               1               129              161
Additions for 3rd quarter 2000 actions                   21               2                 3               26

Costs charged against reserves:
     Pre-2000 plans                                     (19)             (2)                               (21)
     2nd quarter 2000 actions                           (11)                                               (11)
     3rd quarter 2000 actions                            (3)             (1)                                (4)

Reversal of reserves related to
     pre-2000 plans                                      (4)                                                (4)

Reclassification of reserves to other
  balance sheet accounts:
      Inventory                                                                           (32)             (32)
      Property                                                                            (13)             (13)
      Goodwill                                                                            (84)             (84)
      Other intangible assets                                                              (3)              (3)
      Other liabilities                                  (3)                                                (3)
                                                       ----             ---               ---              ---

September 30, 2000 Reserve Balance                      $36              $2              $ -               $38
                                                       ====             ===               ===              ===

Note 7 - Commitments and Contingencies

              Pharmacia is a party to a number of lawsuits and claims relating to Monsanto, for which Monsanto assumed responsibility upon its separation from Pharmacia and which Monsanto is vigorously defending. Such matters relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of such litigation will not have a material adverse effect on Monsanto's financial position, results of operations or cash flows.

              In April 1999, a jury verdict was returned against DEKALB Genetics Corporation (DEKALB) (which is now a wholly owned subsidiary of Monsanto), in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) ("Aventis"), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB's nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using Aventis's technology for glyphosate resistance under this agreement. The jury awarded Aventis $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in Monsanto's combined financial statements with respect to the award for punitive damages.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED- (continued)

              On March 20, 1998, a jury verdict was returned against Pharmacia in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corporation (Mycogen), Agrigenetics, Inc. and Mycogen Plant Science, Inc. claiming that Pharmacia delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen subsequently purchased. The jury awarded $174.9 million in future damages. This jury award was overturned on appeal by the California Court of Appeals. The California Supreme Court has granted Mycogen's petition requesting further review. We will continue to vigorously pursue our position on appeal. No provision has been made in Monsanto's combined financial statements with respect to this verdict.

Note 8 - Segment Information

              Monsanto  manages  its  business  in  two  segments:  Agricultural
         Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of the crop protection products, animal agriculture and environmental technologies business lines. The Seeds and Genomics segment is comprised of the global seeds and related traits businesses and genetic technology platforms. Sales between segments were not significant. Business segment data for the three months and nine months ended September 30, 2000 and September 30, 1999 were as follows for net sales and EBIT (earnings before interest expense and taxes).

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                  September 30,
                                                                        -------------              --------------------
                                                                      2000          1999              2000         1999
                                                                    -------       ------            ------       ------
         Agricultural Productivity Segment:
         ---------------------------------
                Net Sales                                          $    810    $     773           $ 3,104      $ 2,873
                                                                   ========    =========           =======      =======

                EBIT (earnings before interest and taxes)          $    170    $     124           $   973      $   830
                                                                   ========    =========           =======      =======

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                    September 30,
                                                                        -------------              ---------------------
                                                                      2000          1999              2000         1999
                                                                    -------       ------            ------       ------
         Seeds and Genomics Segment:
         --------------------------
                Net Sales                                          $    193    $     210           $ 1,189      $ 1,246
                                                                   ========    =========           =======      =======

                EBIT ((loss) before interest and taxes)            $  (218)    $   (269)           $ (414)      $ (258)
                                                                   ========    =========           =======      =======

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                        -------------              ----------------------
                                                                      2000          1999              2000         1999
                                                                    -------       ------            ------       ------
         Total Monsanto Company and Subsidiaries:
         ---------------------------------------
                Net Sales                                          $  1,003    $     983           $ 4,293      $ 4,119
                                                                   ========    =========           =======      =======

                EBIT (earnings (loss) before interest and taxes)        (48)        (145)              559          572
                Interest expense - net                                  (59)         (53)             (187)        (189)
                Income tax expense (benefit)                             41           71              (169)        (141)
                                                                   --------    ----------          --------     --------

                Net Income (loss)                                  $    (66)   $    (127)          $   203      $   242
                                                                   =========   ==========          ========     ========

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monsanto Company and subsidiaries is comprised of the operations, assets and liabilities that were previously the agricultural division of Pharmacia Corporation (Pharmacia). This agricultural business was transferred to Monsanto from Pharmacia on September 1, 2000, pursuant to the terms of a Separation Agreement dated as of that date (the "Separation Agreement"). The Statement of Consolidated Income (Loss), the Condensed Statement of Consolidated Financial Position and the Condensed Statement of Consolidated Cash Flow for all periods prior to September 7, 2000 have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia included in the Statement of Consolidated Income (Loss) have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during all periods presented. Financial information for the first nine months of 2000 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season. Earnings per pro forma share information was prepared using the number of common shares outstanding (258,033,000) after Monsanto's partial initial public offering (IPO) which closed on October 23, 2000.

On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO, including 3,033,000 shares of common stock with respect to which the underwriters exercised their over-allotment option. Subsequent to the offering, Pharmacia continues to own 220,000,000 shares of common stock, representing 85.3 percent ownership of Monsanto. The total net proceeds to Monsanto were $723 million.

We are a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors and consumers, in the agricultural markets. The combination of our herbicides, seeds and related genetic trait products provides growers with integrated solutions to more efficiently and cost effectively produce crops at higher yields, while controlling weeds, insects and diseases.

We manage our business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of our crop protection products, animal agriculture and environmental technologies businesses. The Seeds and Genomics segment is comprised of our global seed and related traits business and our genetic technology platforms. Management's Discussion and Analysis should be read in conjunction with Monsanto's Consolidated Financial Statements and the accompanying footnotes and the Quantitative and Qualitative Disclosures About Market Risk following this section.

The primary operating performance measure for our two segments is earnings before interest expense and taxes (EBIT). Total company EBIT improved to ($48) million for the third quarter of 2000 from ($145) million for the same period in the prior year. Total company EBIT for the nine-month period ended September 30, 2000 decreased 2 percent to $559 million from $572 million for the nine months ended September 30, 1999. However, in 2000 and in recent years special charges and other items have significantly affected our results. Additionally, our recent seed company acquisitions have resulted in a substantial increase in amortization expense associated with goodwill and other intangible assets. Accordingly, management believes that earnings before interest, taxes, depreciation, amortization and special items (EBITDA (excluding special items)) is an appropriate measure for evaluating the operating performance of our business. EBITDA (excluding special items) eliminates, among other things, the effects of depreciation of tangible assets and amortization of intangible assets, most of which resulted from the seed company acquisitions accounted for under the purchase method of accounting. In particular, it also eliminates the effects of the special items described under "Events Affecting Comparability" (also see Note 6 - Restructuring and Other Special Items.). The presentation of EBITDA (excluding special items) is intended to supplement investors' understanding of our operating performance. EBITDA (excluding special items) may not be comparable to other companies' EBITDA performance measures. It is not intended to replace net income, cash flows, financial position or comprehensive income, as determined in accordance with accounting principles generally accepted in the United States.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Unless  otherwise   indicated,   "Monsanto"  and  "the  company"  are  used
interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia on September 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. See Note 1 to Notes to Financial Statements. In tables, all dollars are in millions. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters.

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                           -------------             ---------------
Total Monsanto Company and Subsidiaries:                              2000          1999              2000         1999
----------------------------------------                            -------       ------            ------       ------
                Net sales                                          $  1,003       $  983           $ 4,293      $ 4,119
                                                                   ========       ======           =======      =======

                Net income(loss)                                   $    (66)      $ (127)          $   203      $   242
                   Add: Interest expense - net                           59           53               187          189
                   Add: Income tax provision (benefit)                  (41)         (71)              169          141
                                                                   --------       ------           -------      -------
                EBIT (earnings (loss) before interest and taxes)        (48)        (145)              559          572
                   Add: pretax restructuring & special items             26           67               183           67
                                                                   --------       ------           -------      -------
                EBIT (excluding special items)                          (22)         (78)              742          639
                   Add: depreciation and amortization                   135          128               410          379
                                                                   --------       ------           -------      -------
                EBITDA (excluding special items)                   $    113       $   50           $ 1,152      $ 1,018
                                                                   ========       ======           =======      =======

Results of Operations - Third Quarter 2000 Compared with Third Quarter 1999
---------------------------------------------------------------------------

Net sales increased 2% to $1 billion for the three-month period ended September 30, 2000 compared to $983 million for the three-month period ended September 30, 1999. This increase was primarily due to a $27 million increase in sales of ROUNDUP lawn and garden products compared to the same period in the prior year due to a one-time change in the distribution method in 1999 and, to a lesser degree, to increased sales in our selective chemistries business, and increased sales of seeds with biotechnology traits. Partially offsetting these gains was an 11% decline in our conventional seeds net sales, part of which was due to the divestiture of the Stoneville Pedigreed Seed Business in December 1999.

Cost of goods sold decreased 1% to $549 million for the three-month period ended September 30, 2000 from $557 million for the same period in 1999. The primary reason for this favorable decrease was a special charge of $20 million to cost of goods sold in the prior year related to the accelerated integration of our agricultural chemical and seed operations.

Gross profit increased 7% to $454 million for the third quarter of 2000, compared to $426 million for the third quarter in 1999. This increase was primarily the result of a special charge of $20 million in cost of goods sold in the Seeds and Genomics segment in the prior year, and modest gains in gross profit in our ROUNDUP lawn and garden and gains in gross profit from sales of seeds which include biotechnology traits. These increases in gross profit were partially offset by a slight decline in gross profit our glyphosate family of products. The decline in the gross profit of glyphosate products was due to an overall decline in net selling price of our glyphosate family of products as a result of our continued strategy to selectively reduce glyphosate prices to encourage new uses and increase sales volumes.

Selling, general and administrative expenses decreased 7%, to $300 million for the third quarter of 2000, compared to $324 million for the same period in 1999. This decrease was primarily due to gains from agreements which allow third party access to glyphosate registration data and a decline in spending related to the divestiture of the Stoneville Pedigreed Seed Business in December 1999. Partially offsetting these reductions to selling, general and administrative expenses were increased spending on biotechnology acceptance and education programs and increased agency fees payable to The Scotts Company in our ROUNDUP lawn and garden business due to the increase in sales in our ROUNDUP lawn and garden business in the third quarter of 2000. See "Our Agreement with The Scotts Company" for further details.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Research and development expenses decreased 22% to $140 million for the third quarter of 2000, compared to $179 million for the third quarter of 1999. This decrease was primarily due to the decision to increase the focus of our research programs on our four core crops of corn, soybeans, wheat and cotton and to reduce spending on certain non-core programs.

Interest expense, net of interest income, increased 11% to $59 million for the third quarter of 2000, compared to $53 million for the third quarter 1999. This increase was primarily due to higher debt levels during the period due to working capital requirements. Other expense, net of other income, increased $3 million in the third quarter of 2000 when compared to the same period in the prior year, due to increased equity losses from affiliates.

Income tax benefit decreased 42% to $41 million for the third quarter of 2000 compared to $71 million for the same period in 1999. This decrease was primarily due to the 46% improvement in pretax income in the third quarter of 2000 compared to the third quarter of 1999. The increase in the effective tax rate to 38% for the three months ended September 30, 2000 from 36% for the three months ended September 30, 1999 was primarily the result of the difference in the mix of earnings projected for 2000 versus 1999.

Net income (loss) improved 48%, to a net loss of $66 million, or $0.25 loss per pro forma share, for the third quarter 2000, compared with a net loss of $127 million, or $0.49 loss per pro forma share, for the third quarter 1999. However, the third quarter of 2000 and 1999 include restructuring and special charges net of taxes of $21 million and $44 million, respectively. (See Events Affecting Comparability.) Excluding these special charges, net loss would have been $45 million, or $0.17 loss per pro forma share, in the third quarter 2000 compared with $83 million, or $0.32 loss per pro forma share, for the third quarter 1999.

Agricultural Productivity Segment
--------------------------------

Our Agricultural Productivity segment consists of our crop protection products (glyphosate herbicides and selective chemistries) and our animal agriculture, ROUNDUP lawn and garden, and environmental technologies businesses.

                                                           Three Months Ended
                                                              September 30,
 Agricultural Productivity Segment:                         2000          1999
 ----------------------------------                       -------       ------
    Net sales                                             $  810        $  773
                                                          =======       ======

    EBIT (earnings before interest and taxes)                170           124
       Add: restructuring & special items - net                6            37
                                                          -------      -------
    EBIT (excluding special items)                           176           161
       Add: depreciation and amortization                     52            46
                                                          -------      -------
    EBITDA (excluding special items)                      $  228       $   207
                                                          =======      =======

Net sales for our Agricultural Productivity segment increased 5% to $810 million for the third quarter of 2000, as compared to $773 million in the third quarter of 1999. This increase was primarily due to an increase in net sales of ROUNDUP lawn and garden products, selective chemistry products and in our environmental technologies business, partially offset by lower glyphosate product net sales. ROUNDUP lawn and garden net sales increased in the third quarter of 2000 primarily due to improvements over reduced 1999 net sales levels that reflected a change in the distribution method which caused distribution channel inventories to decline for these products in the prior year quarter. Sales of selective chemistries increased 26% during the third quarter of 2000 compared to the same period of the prior year primarily due to increased acetanilides sales in the United States. Sales in our environmental technologies business, Enviro-Chem, increased 27% during the third quarter of 2000, compared with the third quarter of 1999 despite a continued depression in the fertilizer and metal commodity markets. These net sales gains were partially offset by a slight decline in net sales of glyphosate products during the third quarter of 2000, as compared to third quarter of 1999. The decline in net sales was principally due to lower selling prices, which were only partially offset by increased volumes outside North America. On September 20, 2000, the compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

EBIT (excluding special items) for the Agricultural Productivity segment increased 9% for the three-month period ended September 30, 2000, as compared to the same period in 1999, driven by the increased sales of ROUNDUP lawn and garden products, selective chemistries products and in our environmental technologies business. These increases were partially offset by lower gross profit primarily in our glyphosate family of products as a result of out continued strategy to selectively reduce glyphosate prices to encourage increased usage.

Operating expenses for the Agricultural Productivity segment decreased approximately 13% for the third quarter of 2000 compared with the third quarter of 1999, primarily due to gains from agreements which allow third party access to glyphosate registration data and cost reductions related to research and development in connection with our increased focus on the four key crops of corn, soybeans, wheat and cotton.

Seeds and Genomics Segment
-------------------------

Our Seeds and Genomics segment consists of our global seeds and related traits business and our genomics technology platforms.

                                                          Three Months Ended
                                                            September 30,
  Seeds and Genomics Segment:                             2000          1999
  ---------------------------                            -------       ------
     Net sales                                           $   193       $  210
                                                         =======       ======

     EBIT (earnings before interest and taxes)              (218)        (269)
        Add: restructuring & special items - net              20           30
                                                         -------       ------
     EBIT (excluding special items)                         (198)        (239)
        Add: depreciation and amortization                    83           82
                                                         -------       ------
     EBITDA (excluding special items)                    $  (115)      $ (157)
                                                         =======      =======

Net sales for the Seeds and Genomics segment declined 8% to $193 million for the third quarter of 2000 from $210 million in the same period in 1999. Seed net sales declined 11% primarily due to lower sales of conventional seed varieties and, to a lesser extent, due to the sale in late 1999 of the Stoneville Pedigreed Seed business. This decrease was partially offset by an increase in seed net sales which included biotechnology traits, as we continue to shift more of our seed offerings to those varieties.

EBIT (excluding special items) for the Seeds and Genomics segment improved to a loss of $198 million in the third quarter of 2000 versus a loss of $239 million in the third quarter 1999. These increases were attributed to lower operating expenses, primarily due to cost reductions in research and development related to our increased focus on the four key crops of corn, soybeans, wheat and cotton.

Seeds and Genomics gross profit increased 16% in the third quarter of 2000 compared to the third quarter of 1999. This increase is primarily due to a special charge of $20 million in cost of goods sold in the Seeds and Genomics segment in the prior year and higher gross profit from seed sales which include biotechnology traits which were partially offset by lower gross profit on conventional seed sales. Cost of goods sold for the Seeds and Genomics segment decreased 26% for the three months ended September 30, 2000 compared to the same period in 1999. This decline was due to reduced seed sales, primarily conventional soybean seed units and other non-core varieties, and to a lesser degree, as a result of the sale of Stoneville in late 1999.

Selling, general and administrative expenses decreased 8% for the third quarter of 2000 compared to the third quarter of 1999 primarily due to a one-time charge of $15 million in the prior year quarter related to a re-negotiated third party contract in Latin America. Research and development expenses decreased by 15% in the third quarter of 2000 compared with the same period in 1999 primarily due to cost reductions related to our increased focus on the four core crops of corn, soybeans, wheat and cotton.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Results of Operations - First Nine Months of 2000 Compared with First Nine Months of 1999
--------------------------------------------------------------------------------

Net sales increased 4% to $4.3 billion for the nine months ended September 30, 2000, compared to $4.1 billion for the same period in 1999. This increase was primarily due to a 5% increase in glyphosate product sales, and to a lesser degree, to increased sales of ROUNDUP lawn and garden products and in our selective chemistries business, as well as an increase in technology fee revenues. Offsetting these gains was an 8% decline in our seed business revenue, primarily due to the divestiture of the Stoneville Pedigreed Seed Business in December 1999 and due to lower sales of conventional seeds.

Cost of goods sold increased 5% to $2.0 billion for the nine-month period ended September 30, 2000 from $1.9 billion for the same period in 1999. The primary reason for this increase was an 18% increase in glyphosate sales volumes. Start-up expenses associated with our new Posilac manufacturing facility in Augusta, Georgia also contributed to increased cost of goods sold.

Gross profit increased 4% to $2.3 billion for the first nine months of 2000 compared with $2.2 billion for the same period in 1999. This increase was the result of increased sales of the family of glyphosate products and seed sales which included biotechnology traits. These gains in gross profit were slightly offset by lower gross profit in our conventional seed and environmental technologies business primarily due to lower net sales in the first nine months of 2000 compared with the same period in 1999.

Selling, general and administrative expenses increased 7%, to $988 million for the nine months ended September 30, 2000, compared to $926 million for the same period in 1999. This increase was primarily attributable to increased spending on biotech acceptance and education programs in 2000. Also contributing to the increase in selling, general and administrative expenses were increased agency fees payable to The Scotts Company in our ROUNDUP lawn and garden business due to the increase in sales during the first nine months of 2000. See "Our Agreement with The Scotts Company" for further details.

Research and development expenses decreased 17% to $431 million for the nine-month period ended September 30, 2000 compared to $517 million for the nine-month period ended September 30, 1999. This decrease is primarily due to our decision to increase the focus of our research programs on our four core crops of corn, soybeans, wheat and cotton and to reduce our spending on non-core programs.

In the nine months ended September 30, 2000, we wrote down $84 million of goodwill associated with our decision to terminate the nutrition programs at Calgene. In the nine months ended September 30, 1999, we incurred an $8 million charge to amortization and adjustments of goodwill related to the termination of several research programs. Excluding these write-downs, amortization and adjustments of goodwill was relatively flat in the nine months ended September 30, 2000 compared to the same period in 1999.

Although pretax income declined approximately 3% or $11 million, income tax expense for the first nine months of 2000 increased $28 million when compared to the same period in 1999. The increase in the effective tax rate to 45% for the nine months ended September 30, 2000 from 37% for the nine months ended September 30, 1999 was primarily the result of the non-deductibility of the $84 million write-down of goodwill in the second quarter of 2000. See "Events Affecting Comparability" for further details.

Net income declined 16% to $203 million, or $0.79 cents per pro forma share, for the nine months ended September 30, 2000 compared to $242 million, or $0.94 per pro forma share, for the nine months ended September 30, 1999. However, the first nine months of 2000 and 1999 include special charges after tax of $144 million and $44 million, respectively. See "Events Affecting Comparability". Excluding these special charges in both periods, net income for the first nine months of 2000 would have been $347 million, or $1.34 per pro forma share, a 21% increase over net income of $286 million, or $1.11 per pro forma share, for the first nine months of 1999.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Agricultural Products Segment
-----------------------------

                                                            Nine Months Ended
                                                               September 30,
                                                            2000          1999
                                                          -------       ------
      Net sales                                           $ 3,104      $ 2,873
                                                          =======      =======

      EBIT (earnings before interest and taxes)               973          830
         Add: restructuring & special items - net              15           37
                                                          -------      -------
      EBIT (excluding special items)                          988          867
         Add: depreciation and amortization                   151          127
                                                          -------      -------
      EBITDA (excluding special items)                    $ 1,139      $   994
                                                          =======      =======

Net sales for our Agricultural Productivity segment increased 8% to $3.1 billion for the nine months ended September 30, 2000, as compared to $2.9 billion for the nine months ended September 30, 1999. This increase was primarily due to an 18% increase in glyphosate product volumes, excluding ROUNDUP lawn and garden products, and to a lesser degree resulting from increased sales of ROUNDUP lawn and garden products and selective chemistries. Glyphosate product sales increased primarily in the United States and Latin America due to incremental ROUNDUP READY acres and the continued adoption of conservation tillage. The increase was consistent with our policy of selectively reducing prices to encourage new uses and increase sales volumes. ROUNDUP lawn and garden sales increased in the first nine months of 2000 primarily due to improvements over reduced sales levels in 1999. The reduced sales levels in 1999 reflected a change in distribution method which caused distribution channel inventories to decline for these products. Sales of selective chemistries increased 13% during the first nine months of 2000 compared to the nine-month period ended September 30, 1999 due to increased acetanilide sales in the United States. Partially offsetting these increases were slight declines in net sales in our animal agriculture and environmental technologies business during the nine-month period ended September 30, 2000.

EBIT (excluding special items) for the Agricultural Productivity segment increased 14% to $988 million for the nine-month period ended September 30, 2000, compared to $867 million during the same period in 1999. This increase was primarily due to increased sales of the family of glyphosate products, ROUNDUP lawn and garden products, and selective chemistries.

Gross profit for the Agricultural Productivity segment increased 5% for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999, driven by increased net sales.

Operating expenses for the Agricultural Productivity segment decreased approximately 4% for the nine-month period ended September 30, 20000 compared with the same period in 1999, despite the increase in net sales for the segment. This decrease in operating expenses was primarily due to cost reductions related to our increased focus on core research and development programs.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Seeds and Genomics Segment
-------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                           -------------
                                                           2000          1999
                                                         -------       ------
     Seeds and genomics net sales                      $   1,189     $  1,246
                                                       =========     ========

     EBIT ((loss) before interest and taxes)                (414)        (258)
        Add: restructuring & special items - net             168           30
                                                       ---------     --------
     EBIT (excluding special items)                         (246)        (228)
        Add: depreciation and amortization                   259          252
                                                       ---------     --------
     EBITDA (excluding special items)                  $      13     $     24
                                                       =========     ========

Net sales for the Seeds and Genomics segment declined 5% to $1.2 billion for the nine months ended September 30, 2000 when compared to the same period in 1999. Seed net sales declined 8% in the first nine months of 2000 primarily due to lower sales of conventional seed varieties and due to the sale in late 1999 of the Stoneville Pedigreed Seed business. This decrease was partially offset by a 10% increase in seed net sales which included biotechnology traits, as the company continues to strategically shift more of its seed offerings to seeds with biotechnology traits.

EBIT (excluding special items) for the Seeds and Genomics segment decreased 8% to a loss of $246 million for the nine-month period ended September 30, 2000 compared to a loss of $228 million for the same period in 1999. This decline was attributed to lower net sales and increased non-operating expenses.

Seeds and Genomics gross profit increased 3% for the nine months ended September 30, 2000 higher gross profit from seed sales which include biotechnology traits were partially offset by lower gross profit conventional seed sales. Cost of goods sold for the Seeds and Genomics segment, decreased 11% for the nine months ended September 30, 2000 compared to the same period in 1999. This decline was due to reduced seed sales, primarily conventional soybean seed units and other non-core varieties, and to a lesser degree, as a result of the sale of Stoneville in late 1999.

Selling, general and administrative expenses increased 12% for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to increased spending on biotech acceptance and education programs. Largely offsetting the increases in selling, general and administrative expenses was a 10% decrease in research and development expenses for the nine months ended September 30, 2000, primarily due to cost reductions related to the increased focus of our research programs on four core crops of corn, soybeans, wheat and cotton. Non-operating expenses increased $21 million due primarily to an increase in equity affiliate losses.

Our Agreement with The Scotts Company
-------------------------------------

In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our ROUNDUP lawn and garden business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the ROUNDUP lawn and garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement is deferred and required to be paid at later dates, together with interest. Monsanto is accruing the $20 million fixed fee per year owed by Scotts ratably over the periods during which it is being earned as a reduction of selling, general and administrative expenses. We are also accruing interest on the amounts owed by Scotts and including such amounts in interest income. The total amount owed by Scotts, including accrued interest, was $38 million as of September 30, 2000. Scotts is required to begin paying these deferred amounts at $5 million per year in monthly installments beginning October 1, 2002.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Events Affecting Comparability
------------------------------

In the third quarter of 2000, we recorded a net pretax charge of $26 million to operating expenses in connection with the elimination of certain nutrition research and development programs, as part of our ongoing plan to focus on key projects. The plan encompassed a decision to more stringently focus on our four key crops of corn, soybeans, wheat and cotton and included the elimination of food and biotech research programs and the shutdown of administrative and manufacturing facilities. In conjunction with the elimination of these projects, fixed and intangible assets were written off.

In total, the net charge of $26 million was comprised of workforce reduction costs of $21 million, asset impairments of $3 million and other exit costs of $2 million. The costs were recorded in The Statement of Consolidated Income (Loss) as restructuring expense. The asset impairments consisted of $2 million for equipment write-offs and $1 million for intangible assets. The other exit costs consisted of contractual termination payments as a result of the exit of certain research programs.

The workforce reduction charge reflected involuntary employee separation costs for 215 employees worldwide and included charges of $12 million for positions in research and development, and $8 million for positions in administration and $1 million for positions in manufacturing. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. During the third quarter of 2000, 48 employee terminations for this plan were completed at a cost of $3 million. Exit costs associated with contract terminations of $1 million had been paid as of September 30, 2000. We expect the employee reductions, asset dispositions and other exit activities to be completed by March 31, 2001. Payments to complete the remaining restructuring actions will be funded from operations and are not expected to significantly impact our liquidity. We anticipate cash savings from the third quarter 2000 action to be $4 million.

In the first nine months of 2000, we recorded net pretax charges of $183 million to operating expenses in connection with the elimination of certain nutrition, laureate oil and wheat quality research and development programs as part of our plan to focus on key projects. Our plan encompassed a decision to more stringently focus on our four key crops of corn, soybeans, wheat and cotton and included the elimination of food and biotech research programs and the shutdown of certain administrative and manufacturing facilities. In conjunction with the elimination of these projects, inventories, fixed assets and intangible assets (including goodwill, product rights and licensed technologies) were written off.

In total, the net charge of $183 million was comprised of asset impairments of $132 million, workforce reduction costs of $52 million and other exit costs of $3 million, net of prior restructuring reserve reversals of $4 million. The costs were recorded in the Statement of Consolidated Income (Loss) as cost of goods sold of $32 million, amortization and adjustment of goodwill of $84 million and restructuring expense of $67 million. The asset impairments consisted of $32 million for laureate oil inventories, $87 million for intangible assets, and $13 million for equipment write-offs.

The workforce reduction charge reflected the involuntary employee separation costs for 590 employees worldwide and included charges of $26 million for positions in administration, and $25 million for positions in research and development and $1 million for positions in manufacturing. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. As of September 30, 2000, 180 employee terminations (132 terminations related to second quarter actions and 48 terminations related to third quarter actions) were completed during the third quarter at a cost of $14 million. The other exit costs included expenses associated with contract terminations and equipment dismantling. As of September 30, 2000, $1 million of these exit costs had been paid. The company expects the employee reductions, asset dispositions and other exit activities to be completed by June 2001. Payments to complete the remaining restructuring actions will be funded from operations and are not expected to significantly impact our liquidity. We expect to implement these actions by the end of 2001 and we anticipate they will yield annual cash savings of approximately $100 million.

For the three and nine months ended September 30, 1999, we recorded a net pretax charge of $67 million to operating expenses associated with the continuing focus on improving operating efficiency through accelerated integration of our agricultural and seed operations. These charges were net of a reversal of $1 million for restructuring liabilities established in 1998. The charge of $67 million was comprised of facility shutdown charges of $39 million, workforce

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

reductions of $18 million related to 360 positions, and asset impairments of $10 million and was recorded in The Statement of Consolidated Income as cost of goods sold of $20 million, amortization and adjustments of $8 million and restructuring expense of $39 million. The facility shutdown charges included $14 million for contractual research and other commitments, $9 million for intangible assets, $8 million for inventories, $6 million for leasehold improvements, and $2 million for property, plant and equipment write-offs. These actions were substantially completed by September 2000 and we anticipate annual cash savings of $24 million.

         The costs were recorded in the Statement of Consolidated Income (Loss) in the following line items:

                                                 Three Months      Three Months       Nine Months       Nine Months
                                                    Ended              Ended             Ended             Ended
                                                September 30,      September 30,     September 30,     September 30,
                                                     2000              1999              2000              1999
                                                     ----              ----              -----             ----

Cost of Goods Sold                                   $ -                $20               $32               $20
Amortization and Adjustments of Goodwill                                  8                84                 8
Restructuring and Other Special Items                  26                39                67                39
                                                      ---               ---               ---               ---

Total before Tax                                       26                67               183                67

Income Tax Expense (Benefit)                           (5)              (23)              (39)              (23)
                                                      ---               ---               ---               ---

Net (Income) Loss                                     $21               $44              $144               $44
                                                      ===               ===              ====               ===

         The pretax (income)/expense components of the restructuring and other special items were as follows:

                                                   Three Months     Three Months      Nine Months      Nine Months
                                                       Ended            Ended            Ended            Ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                       2000             1999             2000             1999
                                                       ----             ----             ----             ----

Restructuring charges                                   $26             $ -              $ 71             $ -
Accelerated integration costs                                            60                                 60
Reversal of restructuring reserves                                       (1)               (4)              (1)
Write-off of obsolete inventories                                                          32
Write-off of goodwill                                     -               8                84                8
                                                        ---             ---               ---              ---

Total pretax restructuring and special items            $26             $67              $183             $ 67
                                                        ===             ===              ====             ====

Changes in Financial Condition - September 30, 2000 Compared with Dec. 31, 1999
--------------------------------------------------------------------------------

Our working capital decreased by $758 million to $1.6 billion from $2.3 billion at year-end 1999, primarily because of an increase in short-term debt due to the separation of our businesses from those of Pharmacia on September 1, 2000 and due to seasonal working capital funding requirements. Short-term debt increased $1.9 billion primarily from the commercial paper we assumed from Pharmacia as part of the Separation Agreement. Cash and cash equivalents increased $192 million to $218 million due to the timing of when cash collections were used to reduce commercial paper borrowings. Trade account receivables increased $966 million primarily due to the seasonality of our business and the fact that the month of September historically represents our peak account receivables level. Days sales outstanding increased 14 days to 154 days largely due to competitive market conditions in the United States and Latin America. Inventories decreased $84 million due to tighter inventory management initiatives and higher sales levels in the first nine months of 2000 compared to the prior year. Accounts payable and miscellaneous short-term accruals decreased slightly by $47 million to $1.6 billion. Our operations used cash of $271 million in the first nine

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

months of 2000 compared with a use of $78 million in the first nine months of 1999. Long-term debt decreased $3.3 billion to $994 million primarily as a result of the transfer of $2.1 billion of debt to Pharmacia as part of the Separation Agreement between us and a reclassification of $1.2 billion of long-term debt to short-term debt.

Investing activities for the first nine months of 2000 used $557 million of cash primarily related to property, plant and equipment purchases. Capital expenditures in the first nine months of 2000 were largely used for capacity expansions and improvements of manufacturing facilities in the United States and Latin America. Acquisition and investing activities $110 million were related primarily to equity investments in plant biotechnology and the purchase of additional ownership interest in an equity affiliate. Investing activities in the prior year includes a $325 million refund of a portion of the original purchase price for certain international seed operations of Cargill, Incorporated acquired in 1998.

Outlook for Agricultural Products - Update
------------------------------------------

Our family of Roundup herbicides continues to face competition from generic producers in certain markets outside the United States. Patents protecting Roundup expired in various countries in 1991. As our patent protection on Roundup has expired in countries outside the United States, we have implemented, and expect to continue to follow, a pricing strategy in which we have selectively reduced prices to encourage new usage. Compound per se patent protection for the active ingredient in Roundup herbicide expired in the United States on September 20, 2000. Consistent with our global pricing strategy, we reduced our prices on the family of Roundup products in the United States by 16% to 22% in September 1998 in anticipation of patent expiration. The effect of the volume growth in 1999 more than offset the effect of the price decrease in the United States. As other agricultural chemical suppliers have access to glyphosate in the U.S., often through supply agreements with us, their pricing policies may cause downward pressure on prices. In the post-patent environment, we expect to continue our pricing strategy of selectively reducing selling prices to encourage new uses and to increase our sales volumes.

Management expects technological advances in manufacturing processes and formulations, as well as rapidly expanding production capacity, to continue to improve our glyphosate manufacturing cost structure and to help maintain our leadership position. We aim to increase our sales and income from Roundup by encouraging expanded adoption of conservation tillage techniques by growers worldwide; increasing sales of Roundup Ready crops, which tolerate Roundup herbicide for effective weed control; introducing additional proprietary formulations of Roundup; selectively reducing prices to encourage new uses for Roundup; maintaining our position as a low-cost, high-quality glyphosate producer; and building on our relationships with our distribution partners.

The U.S. patent expiration and the continuation of our pricing strategy in the U.S. will likely result in a near term modest reduction in our gross margin, consistent with the last three years. We expect that increased glyphosate sales volumes and growth in our other business lines will enable us to grow our total gross profit in the future above 1999 levels. While there can be no assurance that any increases in volumes will offset price reductions, this generally has been our experience in glyphosate post-patent environments outside of the United States.

We continue to address concerns of consumers, public interest groups and government regulators regarding the agricultural and food products developed through biotechnology. We are investing significant amounts in 2000 to address these concerns, including participating in an integrated, industry-wide initiative involving major companies with an interest in agricultural biotechnology. This initiative includes using consumer media to provide consumers with improved information sources on biotechnology.

Recently, certain processed foods were subject to a voluntary recall when found to contain biotechnology material from a competitor's biotech seed product which had been approved for feed uses but has not been approved for food uses in the United States. All of our biotechnology seed products have both food and feed approval in the United States and in all countries in which they have been approved. Separately, we have made a pledge not to launch new biotechnology seed products until we have approvals in both the United States and Japan. We have filed for new product approvals in both the United States and Japan. Although no prediction can be made with regard to timing of approvals, the agricultural biotechnology regulatory systems in both countries have been fully functioning.

                        MONSANTO COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

In April 1999, a jury verdict was returned against DEKALB (which became a wholly-owned subsidiary of old Monsanto during December 1998), in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB's nondisclosure of relevant information and that DEKALB did not have the right to license, make or sell products using Aventis' technology for glyphosate resistance under this agreement. The jury awarded $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB has appealed this verdict and believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in our combined financial statements with respect to the award for punitive damages.

On March 20, 1998, a jury verdict was returned against Pharmacia in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corporation, Agrigenetics Inc. and Mycogen Plant Sciences Inc. claiming that Pharmacia delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen subsequently purchased. The jury awarded $174.9 million in future damages. This jury award was overturned on appeal by the California Court of Appeals. The California Supreme Court has granted Mycogen's petition requesting further review. Pursuant to the Separation Agreement, we have assumed responsibility for this litigation from Pharmacia. We will continue to vigorously pursue our position on appeal. No provision had been made in our combined financial statements with respect to this verdict.

Management expects intellectual property disputes with several parties regarding biotechnology products will continue to occur as the agricultural biotechnology industry evolves.

Euro Conversion
---------------

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their national currencies and the euro. During the transition period, from January 1, 1999, until January 1, 2002, both the national currencies and the euro will be legal currencies. Beginning January 1, 2002, the euro will be the sole legal tender for transactions in these countries.

In September 1997, we formed a cross-functional team and engaged a consultant to address issues associated with the euro conversion. As of January 1, 1999, we began to engage in euro-denominated transactions and were legally compliant. We expect to have all affected information systems fully converted by December 2001. We do not expect the euro conversion to have a material effect on our competitive position, business operations, financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in commodity prices, currency exchange rates and interest rates. To manage the volatility relating to market risks, we entered into various derivative transactions and participated in currency risk management programs. We do not hold or issue derivative financial instruments for trading purposes.

During the year-to-date period ended September 30, 2000, the company has reduced its debt position by approximately $1.31 billion pursuant to the Separation Agreement with Pharmacia Corporation. (See Note 1 - Basis of Presentation.) The effect of this debt elimination will reduce the company's exposure to interest rate fluctuations. Subsequently, on October 23, 2000, proceeds from our partial initial public offering ($723 million) were used to reduce debt.

There are no other material changes related to market risk from the disclosures in Monsanto Corporation's Amended Form S-1 filed on October 17, 2000 with the Securities and Exchange Commission with respect to the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Pursuant to the Separation Agreement between us and Pharmacia Corporation (Pharmacia), effective September 1, 2000, we assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although Pharmacia may remain the named defendant or plaintiff in these cases, we will manage the litigation. In addition, in the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. While the results of litigation cannot be predicted with certainty, we do not believe these matters or their ultimate disposition will have a material adverse effect on our financial position, results of operation or cash flows. The following describes certain proceedings to which Pharmacia or we are a party and for which we are responsible. Other information with respect to legal proceedings appears in our Registration Statement on Form S-1, as amended.

As described in our Registration Statement on Form S-1, as amended, in June 1996, Mycogen Corporation, Mycogen Plant Science, Inc. and Agrigenetics, Inc. filed suit against Pharmacia in California State Superior Court in San Diego alleging that we failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against us awarding damages totaling $174.9 million. On June 28, 2000, the California Court of Appeal for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in our favor. On October 25, 2000, Mycogen's petition with the California Supreme Court requesting further review was granted and their appeal of the reversal of judgment is continuing.

As described in our Registration Statement on Form S-1, as amended, on November 30, 1999, Pharmacia filed suit against Pioneer Hi-Bred International, Inc. in the U.S. District Court for the Eastern District of Missouri to terminate a technology license for glyphosate tolerant soybeans and canola granted by it to Pioneer, on the ground that Pioneer had improperly assigned the license in connection with its merger with E. I. Du Pont De Nemours and Company. We allege that the assignment resulted in unauthorized sales, and therefore infringed our patents and violated our trademark rights. On June 27, 2000, the court held that Pioneer had assigned our intellectual property license in connection with the merger, and denied Pioneer's motion to dismiss the complaint. A jury trial is set to commence in April 2001.

As described in our Registration Statement on Form S-1, as amended, DEKALB Genetics Corporation, which Pharmacia acquired in December 1998, has filed legal actions to enforce its patents. On April 30, 1996, DEKALB filed patent infringement actions in the U.S. District Court for the Northern District of Illinois against Pioneer, Mycogen Corporation and two of Mycogen's subsidiaries, and on August 27, 1996, against several Hoechst Schering AgrEvo GmbH entities (these actions are referred to as the "Rockford Litigation"). The suits relate to DEKALB's patents involving herbicide-resistant and/or insect-resistant fertile, transgenic corn. In particular, the DEKALB patents cover:

- fertile, transgenic corn plants expressing genes encoding Bt insecticidal proteins;

- the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants;

- methods of producing either herbicide-resistant or insect-resistant transgenic corn; and

- transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the U.S. Patent and Trademark Office).

In each case, DEKALB has asked the court to determine that infringement has occurred, to enjoin further infringement and to award unspecified compensatory and exemplary damages. By order dated June 30, 1999, a special master construed the patent claims in a manner largely in accord with the position of DEKALB. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. A trial against Pioneer is set for February 12, 2001. A trial against Mycogen, involving a different patent, is set for April 2001.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 23, 2000, we completed a partial initial public offering (IPO) in which we sold 38,033,000 shares of our common stock at a price of $20 per share. The shares were sold pursuant to a registration statement on Form S-1 (File No. 333-36956) that was declared effective by the Securities and Exchange Commission on October 17, 2000, which was the day that the offering commenced. We registered 40,250,000 shares under this registration statement, including up to 5,250,000 shares to be issued upon exercise of the underwriters' overallotment option. The managing underwriters for the offering were Goldman, Sachs & Co., Salomon Smith Barney Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

The gross proceeds of the IPO were $760,660,000. Underwriting discounts and commissions were $38,033,000, resulting in net proceeds to us of $722,627,000, all of which was used to repay indebtedness. In addition, we incurred other expenses estimated at approximately $8.5 million, all of which were paid by Pharmacia.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 23, 2000, Pharmacia Corporation, as sole shareholder of Monsanto, approved our Amended and Restated Certificate of Incorporation.

On August 29, 2000, Pharmacia Corporation, as sole shareholder of Monsanto, approved matters relating to Monsanto's management compensation and employee benefits, including approval of the Monsanto 2000 Management Incentive Plan and the Monsanto Broad-Based Stock Option Plan.

On September 21, 2000, Pharmacia Corporation, as sole shareholder of Monsanto, approved additional matters relating to Monsanto's director and management compensation and employee benefits, including approval of: the Non-Employee Director Equity Incentive Compensation Plan as described in Monsanto's Registration Statement on Form S-1, as amended; an Employee Stock Purchase Plan to be made available to Monsanto's employees; and amendments to the Monsanto 2000 Management Incentive Plan and the Monsanto Broad-Based Stock Option Plan, both as described in Monsanto's Registration Statement on Form S-1, as amended.

Item 5.  OTHER INFORMATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. We believe it is in the best interest of our shareowners to use these provisions in discussing future events. Forward-looking statements include our business plans, the potential for the development, regulatory approval, and public acceptance of new products; other factors that could affect our future operations or financial position, and other statements that are not statements of historical fact.. Such statements often include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

ROUNDUP Competition: The family of ROUNDUP herbicides is a major product line. Patents protecting ROUNDUP in several countries expired in 1991, and compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States in September 2000. These herbicides are likely to face increasing competition in the future We believe that we can compensate for increased competition both within and outside the United States and continue to increase revenues and profits from ROUNDUP through a combination of (1) marketing strategy, (2) pricing strategy, and (3) decreased production costs.

       Marketing Strategy: We expect to increase ROUNDUP sales by focusing on brand premiums, providing unique formulations and services, offering integrated seed and biotech solutions through cross selling and the growth and introduction of ROUNDUP READY crops, and continuing to encourage the practice of conservation tillage. The success of our ROUNDUP marketing strategy will depend on the continued expansion of conservation tillage practices and our ability to realize and promote cost and production benefits of our product packages, and to introduce new ROUNDUP READY crops.

       Pricing Strategy: We have significantly reduced the sales price of ROUNDUP in the United States and around the world. This price elasticity strategy is designed to increase demand for ROUNDUP by making ROUNDUP more economical, encouraging both new uses of the product and expansion of the number of acres treated. Our experience in numerous markets worldwide has been that price reductions have stimulated volume growth. However, such volume increases also may have been influenced by a variety of other factors, such as weather; launch of new products including ROUNDUP READY crops; competitive products and practices; and an increase in agricultural acres planted. Conditions, and therefore volume trends experienced to date, may or may not continue.

       Production Cost Decreases: We also believe that increased volumes and technological innovations will lead to efficiencies that will reduce the production cost of glyphosate. As part of this strategy, we have entered into agreements to supply glyphosate to other herbicide producers. Such cost reductions will depend on realizing such increased volumes and innovations, and securing the resources required to expand production of ROUNDUP.

Realization and Introduction of New Products: Our ability to develop and introduce to market new products, particularly new agricultural biotechnology products, will be dependent, among other things, upon the availability of sufficient financial resources to fund research and development needs, the success of our research efforts, our ability to gain consumer acceptance and regulatory approvals, the demonstrated effectiveness of our products, our ability to produce new products on a large scale and to market them economically, our ability to develop, purchase or license required technology, and the existence of sufficient distribution channels.

Governmental and Consumer Acceptance: The commercial success of agricultural and food products developed through biotechnology will depend in part on government and public acceptance of their cultivation, distribution and consumption. We continue to work with consumers, customers and regulatory bodies to encourage understanding of agricultural biotechnology products. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials around the world. However, public attitudes may be influenced by claims that genetically modified plant products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. Some countries also have labeling requirements. In some markets, because these crops are not yet approved for import, growers in other countries may be restricted from introducing or selling their grain. In these cases, the grower may have to arrange to sell the grain only in the domestic market or to use the grain for feed on his or her farm. The development and sales of our products have been, and may in the future be, delayed or impaired because of adverse public perception or regulatory concerns about the safety of our products and the potential effects of these products on other plants, animals, human health and the environment.

Regulatory Approvals: The field-testing, production and marketing of our products are subject to extensive regulations and numerous government approvals, which vary widely among jurisdictions. Obtaining necessary regulatory approvals can be time-consuming and costly, and there is no guarantee of success. Regulatory authorities can block the sale or import of our products, order recalls, and prohibit planting of seeds containing our technology. In particular, the regulation of agricultural biotechnology is evolving and new and unanticipated restrictions may be imposed.

Intellectual Property: We have devoted significant resources to obtaining and maintaining our intellectual property rights, which are material to our business. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions, Plant Variety Protection Act registrations and licensing arrangements to establish and protect our intellectual property. We seek to preserve our intellectual property rights and to operate without infringing the proprietary rights of third parties. Intellectual property positions are becoming increasingly important within the agricultural biotechnology industry.

There is some uncertainty about the value of available patent protection in certain countries outside the United States. Moreover, the patent positions of biotechnology companies involve complex legal and factual questions. Rapid technological advances and the number of companies performing such research can create an uncertain environment. Patent applications in the United States are kept secret, and outside the United States, patent applications are published 18 months after filing. Accordingly, competitors may be issued patents from time to time without any prior warning to us. That could decrease the value of similar technologies that we are developing. Because of this rapid pace of change, some of our products may unknowingly rely on key technologies developed by others. If that occurs, we must obtain licenses to such technologies in order to continue to use them.

Certain of our seed germplasm and other genetic material, patents, and licenses are currently the subject of litigation and additional future litigation is anticipated. Although the outcome of such litigation cannot be predicted with certainty, we will continue to defend and litigate our positions vigorously. We believe that we have meritorious defenses and claims in the pending suits.

Technological Change and Competition: A number of companies are engaged in plant biotechnology research. Technological advances by others could render our products less competitive. In addition, the ability to be first to market a new product can result in a significant competitive advantage. We believe that competition will intensify, not only from agricultural biotechnology firms but from major agrichemical, seed and food companies with biotechnology laboratories. Some of our agricultural competitors have substantially greater financial, technical and marketing resources than we do.

Planting Decisions and Weather: Our business is highly seasonal. It is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and decisions by growers regarding purchases of seeds, traits and herbicides. As they have for the last three years, crop commodity prices continue to be at historically low levels. There can be no assurance that this trend will not continue. These lower commodity prices affect growers' decisions about the types and amounts of crops to plant and may negatively influence sales of our herbicide and seed products.

Need for Short-term Financing: Like many other agricultural companies, we regularly extend credit to our customers to enable them to acquire agricultural chemicals and seeds at the beginning of the growing season. Our credit practices, combined with the seasonality of our sales, make us dependent on our ability to obtain substantial short-term financing to fund our cash flow requirements and on our ability to collect customer receivables. Our need for short-term financing typically peaks in the second quarter. Downgrades in our credit rating or other limitations on our ability to access short-term financing, including our ability to re-finance our short-term debt as it becomes due, would increase our interest costs and adversely affect our sales and our profitability.

Litigation: We are involved in numerous major lawsuits regarding contract disputes, intellectual property issues, biotechnology, antitrust allegations and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products.

Markets Outside the United States: Sales outside the United States make up a substantial portion of our revenues and we intend to continue to actively explore international sales opportunities. Challenges we may face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, and unexpected changes in regulatory requirements. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MONSANTO COMPANY
                                    --------------------------------------------
                                                 (Registrant)


                                              /s/ C. L. Tomlin
                                    --------------------------------------------
                                                CURTIS L. TOMLIN
                                            Vice President and Controller
                                          (On behalf of the Registrant and
                                            as Principal Accounting Officer)



Date:    November 30, 2000

                                  EXHIBIT INDEX

Exhibit
Number                     Description

     2                     Omitted - Inapplicable

     3                     Omitted - Inapplicable

     4                     Omitted - Inapplicable

     10                    Omitted - Inapplicable

     11                    Omitted - Inapplicable; see Note 5 of Notes to
                           Financial Statements

     15                    Omitted - Inapplicable

     18                    Omitted - Inapplicable

     19                    Omitted - Inapplicable

     22                    Omitted - Inapplicable

     23                    Omitted - Inapplicable

     24                    Omitted - Inapplicable

     27                    Financial Data Schedule

     99                    Omitted - Inapplicable