Form 10-K
period 2000-12-31
MONSANTO CO /NEW/
filed 2001-03-26
CIK 1110783

                                    2000
================================================================================

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
          (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000
                                           -----------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 001-16167
                                             ---------

                              MONSANTO COMPANY
                              ----------------
           (Exact name of Registrant as specified in its charter)

               DELAWARE                                      43-1878297
               --------                                      ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     800 NORTH LINDBERGH BLVD., ST. LOUIS, MO                       63167
     ----------------------------------------                       -----
     (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code (314) 694-1000
                                                         --------------

         Securities Registered Pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
               Title of each class                    on which registered
               -------------------                    -------------------
           Common Stock $0.01 par value             New York Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act:
                                    None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         State the aggregate market value of the voting stock held by nonaffiliates of the registrant: approximately $1.2 billion as of the close of business on February 28, 2001.
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
258,043,000 shares of Common Stock, $0.01 par value, outstanding at February 28, 2001.

                     Documents Incorporated by Reference
1. Portions of Monsanto Company Annual Report to security holders for the fiscal year ended December 31, 2000. (Parts I and II of Form 10-K.)
2. Portions of Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 16, 2001. (Part III of Form 10-K.)


================================================================================

                                   PART I
ITEM 1. BUSINESS.

         Monsanto Company is a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors, food companies and consumers, in agricultural markets. The combination of our herbicides, seeds and related biotechnology trait products provides growers with integrated solutions to more efficiently and cost effectively produce crops at higher yields, while controlling weeds and insects.

         Monsanto Company was incorporated in February 2000 under Delaware law as a subsidiary of Pharmacia Corporation ("Pharmacia"), and is comprised of the operations, assets and liabilities that were previously the agricultural division of Pharmacia. On September 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a Separation Agreement dated as of that date (the "Separation Agreement"). On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock in an initial public offering. Pharmacia continues to own 220,000,000 shares of Monsanto's common stock, representing 85.3 percent ownership of Monsanto.

         "Monsanto" and the "Company," and "we," "our" and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. With respect to the time period prior to September 1, 2000, these terms also refer to the agricultural business of Pharmacia.

         For 2000, Monsanto reported its business in two segments:
Agricultural Productivity, and Seeds and Genomics.

         The following information, appearing on the pages indicated of the Company's Annual Report to shareowners for the year ended December 31, 2000 (the "2000 Annual Report"), is incorporated herein by reference: the information appearing under the headings "Agricultural Productivity Segment
- Agricultural Productivity EBIT and EBITDA (excluding special items),"
"- EBIT for 2000," and "--EBIT for 1999" on pages 25 through 26; the information appearing under the headings "Seeds and Genomics Segment - Seeds and Genomics EBIT and EBITDA (excluding special items)," "- EBIT for 2000," and "--EBIT for 1999" on pages 26 through 27; the information appearing under Note 17: Geographic and Segment Data, on page 57; and the tabular information regarding net sales of Roundup(R) and other glyphosate products, excluding Roundup(R) lawn and garden products, on page 24. In the tabular information incorporated by reference, all dollar amounts are in millions, unless otherwise indicated.

PRINCIPAL PRODUCTS

         Monsanto's principal products for 2000, categorized by segments as described above, include the following:

-------------------------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTIVITY
-------------------------------------------------------------------------------------------------------------------
MAJOR PRODUCTS                                           END-USE PRODUCTS AND APPLICATIONS
-------------------------------------------------------------------------------------------------------------------
Roundup(R) herbicide and other glyphosate-based          Nonselective agricultural and industrial applications
herbicides
-------------------------------------------------------------------------------------------------------------------
Roundup(R) herbicide                                     Residential lawn and garden applications
-------------------------------------------------------------------------------------------------------------------
Harness(R) and Degree(TM) acetanilide-based herbicides   Control of pre-emergent annual grass and small seeded
                                                         broadleaf weeds in corn
-------------------------------------------------------------------------------------------------------------------
Lasso(R) acetanilide-based herbicides                    Control of pre-emergent annual grasses and small seeded
                                                         broadleaf weeds in corn, soybean, peanut and milo
                                                         (sorghum) crops
-------------------------------------------------------------------------------------------------------------------
Permit(R), Manage(R) and Sempra(R) halosulfuron          Post-emergence control of sedges and broadleaf weeds in
herbicides                                               corn and grain sorghum, turf and sugarcane crops
-------------------------------------------------------------------------------------------------------------------
Maverick(R) sulfosulfuron herbicide                      Control of downy brome and other grassy weeds in wheat
-------------------------------------------------------------------------------------------------------------------
Machete(R) butachlor herbicide                           Control of most annual grasses, small seeded broadleaves
                                                         and some aquatic species in transplant rice, and in Korea
                                                         on fall barley and wheat
-------------------------------------------------------------------------------------------------------------------
Avadex(R) BW and Far-Go(R) triallate herbicides          In spring applications provide wild oat control in winter
                                                         wheat, spring and Durham wheat as well as in barley, peas
                                                         and lentils. In fall applications will also provide
                                                         suppression of brome grass species
-------------------------------------------------------------------------------------------------------------------
Posilac(R) bovine somatotropin                           Increase efficiency of milk production in dairy cows
-------------------------------------------------------------------------------------------------------------------
DEKALB Choice Genetics(TM) swine                         Increase productivity of swine
genetics lines
-------------------------------------------------------------------------------------------------------------------
Enviro-Chem(R) engineering and construction management   Processing plants for fertilizer producers, basic metals
services for processing plants using sulfuric acid;      production, oil refining
proprietary equipment and air pollution control systems
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
SEEDS AND GENOMICS
-------------------------------------------------------------------------------------------------------------------
MAJOR PRODUCTS                                           END-USE PRODUCTS AND APPLICATIONS
-------------------------------------------------------------------------------------------------------------------
Roundup Ready(R) trait in canola,                        Crops tolerant of Roundup(R) and other glyphosate
cotton, soybeans and corn                                herbicides
-------------------------------------------------------------------------------------------------------------------
Bollgard(R) and Roundup Ready(R) traits in cotton,       Crops tolerant of Roundup(R) and other glyphosate
YieldGard(R) and Roundup Ready(R) traits in corn         herbicides and protected against certain insect pests
-------------------------------------------------------------------------------------------------------------------
Bollgard(R) trait in cotton;                             Crops protected against certain insect pests
YieldGard(R) trait in corn
-------------------------------------------------------------------------------------------------------------------
AgriPro(R), Agroceres(TM), Asgrow(R), Cargill(R),        Corn hybrids, soybean varieties, alfalfa, sorghum grain
DEKALB(R), Hartz(R) and Monsoy(TM) branded seeds;        hybrids and forage hybrids, sunflower hybrids, oilseed
Holden's Foundation Seeds(TM); PBi(R) foundation seed    rape and barley varieties, wheat varieties
-------------------------------------------------------------------------------------------------------------------

         Products may be sold under different brand names in different countries. Trademarks shown in the above table and throughout this Report are owned or licensed by Monsanto or its subsidiaries.

         We are subject to extensive laws and regulations governing pesticides, new plant varieties, biotechnology traits and food and feed safety in the countries in which we manufacture or sell our products. In virtually all countries, we must obtain regulatory approvals prior to marketing our products.

PRINCIPAL EQUITY AFFILIATES

         In September 1998, we entered into an agreement to form the Renessen LLC joint venture with Cargill, Incorporated ("Cargill") to develop and market enhanced crops for the grain processing and animal feed industries. Renessen began operations in January 1999 and has no specified term. We and Cargill each have a 50% interest in Renessen. Renessen is managed by a governance board on which we and Cargill have equal representation. With respect to Renessen, we and Cargill (1) have committed to make equal contributions to fund Renessen's approved business plan, (2) have granted Renessen a world-wide, fully paid-up, non-exclusive, non-royalty-bearing right and license to our and Cargill's respective patents and intellectual property relevant to Renessen's activities in the grain processing and animal feed industries, (3) receive rights to use intellectual property developed by Renessen in other specified areas and (4) receive preferential rights to provide specified services to Renessen. This joint venture combines our seed assets and technology capabilities with Cargill's global grain processing, marketing and risk management infrastructure. Renessen's products under development include seeds designed to enhance processing efficiency and corn, soybean and wheat products designed to deliver better nutrition in animal feed.

DISTRIBUTION OF PRODUCTS

         Monsanto has a worldwide distribution and sales and marketing organization that consolidates the sales forces of our crop protection and seeds and traits operations. In North America, we sell our crop protection products and seeds and license our traits to growers through distributors, retailers and dealers. In addition, we license a broad package of our trait products to seed companies that do business in the United States and certain international markets. The seed companies then market these products to growers, who enter into licensing agreements through which they pay a fee for use of our technologies. The grower's fee may be divided between us and the seed company. In other parts of the world, we sell our crop protection products and seeds and license our traits products through a combination of distributors and retailers, as well as directly to growers. We sell and ship our Posilac(R) bovine somatotropin directly to dairy farmers. We deliver our swine genetics products directly to swine producers, who pay for the use of the genetics in upfront fees and/or royalties.

         We market our Roundup(R) lawn and garden products for residential use through The Scotts Company ("Scotts"). Scotts receives a commission for its services as our agent based on a varying percentage of the earnings before interest and taxes related to the Roundup(R) lawn and garden business. Scotts is also responsible for contributing annually towards the expenses of the Roundup(R) lawn and garden business.

         We support our products in all global markets with a sales and product development organization that educates growers about our newest products, innovative farming practices and the integration of new products with existing ones. We also use marketing programs to promote our products.

CUSTOMERS

         We sell to a variety of customers in the agricultural industry, including individual growers, seed companies, distributors, independent retailers and agricultural cooperatives, as well as to other major agricultural chemical producers. While no single customer represents more than 10% of our consolidated revenues, our three largest United States agricultural distributors represented, in aggregate, approximately 15% of our net sales in 2000. We seek to build strong partnerships with our customers, and we have signed multiyear contracts and supply agreements with many of our larger customers.

         We have no material contracts with the government of the United States or any state, local or foreign government.

SEASONALITY AND WORKING CAPITAL

         Historically, we have recorded our highest levels of sales and income in the first half of the year, consistent with the purchasing and growing patterns of growers in North America, our largest market. We historically have had net losses during the second half of the year. In recent years, sales in the third and fourth quarters have increased compared to the corresponding periods in prior years because of significant growth in South America. However, this trend has not altered our prevailing sales and income pattern worldwide. Sales and income may shift somewhat between quarters depending on growing conditions. Consistent with industry practice, we regularly extend credit to our customers to enable them to acquire agricultural chemicals and seeds at the beginning of the growing season. The seasonality of our business and the need to extend credit to customers result in the need for short-term borrowings to finance accounts receivable and inventories. Short-term debt is therefore the primary source to fund our working capital during the first half of the year.

         Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Monsanto's scheduled production. Consistent with the nature of the seed industry, Monsanto generally produces in one growing season the seed inventories it expects to sell in the following season. Accordingly, year end inventory levels relative to sales in the seed business are higher than those in Monsanto's crop protection products business. In general, Monsanto does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand.

RAW MATERIALS AND ENERGY RESOURCES

         We are a significant purchaser of a variety of basic and intermediate raw materials. Our major raw materials and energy requirements are typically purchased through long-term contracts. We are not dependent on any one supplier for a significant amount of any raw materials or energy requirements, but certain important raw materials are obtained from a few major suppliers. Additional capacity exists for all major raw materials either from different suppliers or from alternate manufacturing locations.

         We purchase all of our North American supply of elemental phosphorus, a key raw material for the production of Roundup(R) herbicide, from P4 Production, LLC, an entity of which 99% is owned by Monsanto and 1% by Solutia, Inc. The entity is operated by Monsanto. Alternate sources of elemental phosphorus are available from other sources based in the United States, the Netherlands and China.

         We also produce directly, or contract with third parties for the production of, corn seed, soybean seed, sorghum seed and wheat seed in growing locations throughout the world. The availability and cost of seed is primarily dependent upon seed yields, weather conditions, grower contract terms, commodity prices and global supply and demand. We manage commodity price fluctuations through the use of futures contracts and other hedging mechanisms. We attempt to minimize the risks related to weather by producing seed at multiple growing locations, where practical.

         In general, where we have limited sources of raw materials or fuels, we have developed contingency plans to minimize the effect of any interruption or reduction in supply. These include supplier inventories, dedicated excess manufacturing capacity, substitute materials and approved alternate sources of supply. While temporary shortages of raw materials may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. Global sourcing strategies for key materials help ensure that new capacity is installed by our suppliers in time to meet our requirements at competitive prices. However, to some extent availability and price are subject to unscheduled plant interruptions caused by shortages of energy and petrochemical supplies.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

         Monsanto relies on a broad portfolio of patents in the United States and many foreign countries to obtain intellectual property protection for its products and processes. United States Plant Variety Protection Act Certificates and foreign plant registrations are also significant to the Seeds and Genomics segment.

         Patents protecting the active ingredient in Roundup(R) herbicide expired in the United States in September 2000, and have expired in most other countries. Monsanto has several patents on its glyphosate formulations and manufacturing processes in the United States and other countries, some of which will not expire until 2015 and beyond. Monsanto's insect resistance traits (including YieldGard(R) trait in corn seed and Bollgard(R) trait in cotton seed) are protected by patents which extend until at least 2013. Monsanto's herbicide resistance traits (Roundup Ready(R) traits in cotton seed, corn seed, canola seed and soybean seed) are protected by patents which extend until at least 2014. Posilac(R) bovine somatotropin is protected by a United States patent that expires in 2008, and by corresponding patents in other countries, most of which expire in 2005. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire between January 2003 and March 2012; corresponding patents in other countries have varying terms.

         Monsanto also holds licenses from other parties relating to certain products and processes. The Company has obtained perpetual licenses to chemicals for Harness(R) herbicide and to chemicals for Maverick(R) herbicide, and to manufacturing technology for Posilac(R) bovine somatotropin, and has licensed gene transformation technology for Roundup Ready(R) soybean and corn products until patent expiration in 2007. Monsanto also has a license to chemicals for its halosulfuron herbicides, including Permit(R), Manage(R) and Sempra(R); the license expires in 2004 but is automatically extended unless terminated. The Company holds numerous licenses in connection with its genomics program, for example: a perpetual license to certain genomics technologies for use in the areas of plant agriculture and dairy cattle; licenses to classes of proprietary genes for the development of commercial traits in crops, expiring from 2018 to 2021; perpetual licenses to functional characterizations of the Company's proprietary genes; licenses to certain genomics databases, expiring in 2003; and certain genomics technologies.

         Monsanto also owns a considerable number of established trademarks in many countries under which it markets its products. The Company files trademark applications for its branded products to preserve product identity and enhance customer loyalty. Most of the Company's branded products, including Roundup(R) herbicide, are sold under Company trademarks.

         P4 Production, LLC, an entity 99% owned by Monsanto, holds (directly or by assignment) numerous phosphate leases, which were issued on behalf of or granted by the United States, the State of Idaho and private parties. None of these leases taken individually is material, although the leases in the aggregate are significant because elemental phosphorus is a key raw material for the production of glyphosate herbicide. The phosphate leases have varying terms, with leases obtained from the United States being of indefinite duration subject to the modification of lease terms at twenty-year intervals.

         A considerable number of Monsanto's patents and licenses are currently the subject of litigation; see "Legal Proceedings" below.

COMPETITION

         The global markets for our agricultural products are highly competitive. We expect competition to intensify as the result of continuing industry consolidation, patent expiration for Roundup(R) herbicide in the United States and increased expenditures on the development and commercialization of biotechnology traits.

         Competitive success in crop protection products is dependent upon price, product performance, the quality of solutions offered to growers, and the quality of service to distributors and growers. We have between five and ten major global competitors in agricultural chemical markets. Significant competition for Roundup(R) herbicide also comes from glyphosate producers in China, that sell to both local and export markets.

         Within the seeds business there are relatively few global competitors; however, we compete with hundreds of local and regional companies. In certain countries we also compete with government-owned seed companies, and may also compete with saved seed practices of growers. Product performance (in particular, crop yield), customer service, intellectual property and price are important determinants of market success. In addition, strong distributor and grower relationships have been important in the United States and other countries.

         Our traits compete directly with traits developed by other companies as well as with agricultural chemicals. Other agrichemical marketers produce chemical products that compete with some of our Roundup(R) and Roundup Ready(R) systems. Competition for the discovery of new agricultural traits based on biotechnology and/or genomics is likely to come from major global agrichemical companies, and also from academic researchers, biotechnology boutiques and numerous firms that are investigating gene function with principal focus on human applications. The primary factors underlying the competitive success of traits are public acceptance, governmental approvals, performance, timeliness of introduction, value and environmental impact.

         We are the primary supplier of glyphosate to most of our largest competitors. Competition in the glyphosate market in the United States will increase, given that our patent on Roundup(R) herbicide expired on September 20, 2000. As other agricultural chemical suppliers have access to glyphosate in the United States, their pricing policies may cause downward pressure on prices. However, although our main glyphosate products outside the U.S. have been without patent protection for more than five years, we have retained leadership in most major countries in terms of volume sold.

RESEARCH AND DEVELOPMENT

         Monsanto's expenses for research and development were $558 million, $695 million and $536 million, for 2000, 1999 and 1998, respectively. The decrease in the amount of expenditures in 2000 was due primarily to a decision to reduce spending on non-core programs and to focus research programs on certain key crops.

ENVIRONMENTAL MATTERS

         Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of pollutants that can be released from our operations into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. ("Superfund"), can impose liability for the entire cost of cleanup upon any former or current site owners or operators or parties who sent waste to these sites, without regard to fault or the lawfulness of the original disposal activity. These laws and regulations may be amended from time to time and become increasingly stringent. We are dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. While the costs of compliance with environmental laws and regulations cannot be predicted with certainty, we do not expect such costs to have a material adverse effect upon our capital expenditures, earnings or competitive position. See information regarding remediation of waste disposal sites appearing in "Note 16: Commitments and Contingencies" on page 56 of the 2000 Annual Report, incorporated herein by reference.

         We are a potentially responsible party at several Superfund sites, where we or our predecessors have disposed of wastes in the past. We have settled our liability at a number of these sites, but may on occasion continue to receive notices alleging potential liability under the Superfund law. Under the terms of the Separation Agreement, we are responsible for remediation liabilities at existing and former manufacturing locations and certain off-site disposal and formulation facilities. We maintain approximately $10 million in environmental reserves for remedial liabilities, which includes amounts for remediation at several of our operating plants.

         For information regarding certain environmental proceedings, see "Legal Proceedings," below.

EMPLOYEE RELATIONS

         As of December 31, 2000, Monsanto had approximately 14,700 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

INTERNATIONAL OPERATIONS

         Monsanto is engaged in manufacturing, seed production, sales and/or research and development in the United States, Europe, Canada, Latin America, Australia, Asia and Africa. A number of products are manufactured or produced abroad. Although we have operations in virtually every region of the world, our business is principally conducted in the United States, Argentina, Brazil, Canada, Australia, France and Japan. Accordingly, developments in those parts of the world generally have a more significant impact on our operations than developments in other places. Ex-U.S. operations are potentially subject to a number of unique risks and limitations, including, among others: economic and climatic conditions in other countries; fluctuations in currency values and foreign exchange rates; exchange control regulations; import and trade restrictions, including embargoes; governmental instability; and other potentially detrimental domestic and foreign governmental practices or policies affecting United States companies doing business abroad. See "Note 17: Geographic and Segment Data" on page 57 of the 2000 Annual Report, incorporated herein by reference. In the tabular information incorporated by reference, all dollar amounts are in millions, unless otherwise indicated.

LEGAL PROCEEDINGS

         Pursuant to the Separation Agreement, effective September 1, 2000, we assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although Pharmacia may remain the named defendant or plaintiff in these cases, we will manage the litigation. In addition, in the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. The following describes certain proceedings to which Pharmacia or we are a party and for which we are responsible. In the following discussion, we have used the terms "Monsanto," "we" or "us," to reflect our responsibility for the litigation, even where Pharmacia is actually the named party. We are also involved in other legal proceedings arising in the ordinary course of our business. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of these proceedings.

         PROCEEDINGS RELATED TO BIOTECHNOLOGY RIGHTS
         -------------------------------------------

         On May 19, 1995, Mycogen Plant Science Inc. ("MPS") filed suit against Monsanto in the United States District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. On November 10, 1999, the court granted summary judgment in our favor and dismissed all of MPS's patent claims, finding MPS's patent invalid on the basis of our prior invention, as determined in the Delaware Bt Action described below. Previously, the court had also held that products containing Bt genes made prior to January 1995 did not infringe MPS's patent. MPS has filed an appeal which is pending with the Court of Appeals for the Federal Circuit, seeking to overturn the dismissal.

         Monsanto is also a party in interference proceedings against MPS in the United States Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology, and has requested a stay of the interference proceeding pending determination of MPS's appeal. Under United States law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with our Bt technology, the United States Patent and Trademark Office must hold interference proceedings to identify the party who first invented the particular invention in dispute. This interference proceeding is directly impacted by the outcome of the Delaware Bt Action described below.

         On March 19, 1996, Monsanto filed suit in the United States District Court in Delaware seeking $76 million in damages and injunctive relief against MPS, Agrigenetics, Inc. and Ciba-Geigy Corporation (now Novartis Seeds, Inc.) for infringement of our patent relating to synthetic Bt genes. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by the defendants, the patent was not enforceable due to a finding of prior invention by another party and was not infringed due to the defense of the reverse doctrine of equivalents. On September 8, 1999, the district court affirmed in part the jury's verdict on the issue of prior invention but overturned the finding of non-infringement on the reverse doctrine of equivalents. The matter is now on appeal to the Court of Appeals for the Federal Circuit.

         In June 1996, Mycogen Corporation ("Mycogen"), MPS and Agrigenetics, Inc. filed suit against Monsanto in California State Superior Court in San Diego alleging that we failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On October 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against us awarding damages totaling $174.9 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in our favor. On October 25, 2000, Mycogen's petition with the California Supreme Court requesting further review was accepted and their appeal of the reversal of judgment is continuing. We believe that our position is correct and that the decision of the appellate court should be upheld, and we will continue to vigorously litigate our position. In the event that Mycogen were to prevail in the California Supreme Court, further proceedings would be required to consider issues not yet addressed in the lower court, including the speculative nature of the damages for future lost profits.

         On October 22, 1996, Mycogen filed suit against Monsanto, DEKALB Genetics Corporation (subsequently acquired by us) ("DEKALB Genetics") and Delta and Pine Land in the United States District Court in Delaware alleging infringement of two Bt-related patents (the "Delaware Bt Action"). The jury trial concluded on February 3, 1998, with a verdict in favor of all defendants. Mycogen's patents were invalidated on the basis that we were a prior inventor. On September 8, 1999, the district court issued a revised order that upheld the jury verdict and ruled that Mycogen's patents were invalid due to their prior invention and lack of enablement. On March 12, 2001, the Court of Appeals for the Federal Circuit affirmed the verdict that had invalidated Mycogen's patents on the basis of prior invention.

         On March 27, 1997, Pioneer Hi-Bred International Inc. ("Pioneer") filed an action against Monsanto claiming unspecified damages, which was transferred to the United States District Court for the Eastern District of Missouri, alleging contractual breach by Monsanto and license rights to certain DEKALB Genetics corn transformation patents that DEKALB Genetics has asserted against Pioneer in litigation (see the Rockford Litigation discussed below). The court denied and dismissed all of Pioneer's license claims but retained jurisdiction to consider a counterclaim asserted by Monsanto alleging that Pioneer had breached a 1993 license agreement for Bt corn technology under which Pioneer now sells YieldGard(R) insect-resistant corn. Monsanto asserted the license should be terminated in view of Pioneer's breaches. On July 28, 2000, the court found that Pioneer had breached the 1993 license agreement in several respects, including the stacking of the licensed technology together with other traits. On August 24, 2000, a jury determined that five independent contract breaches by Pioneer were material. On January 2, 2001, final judgment was entered in our favor on the jury verdict. Pioneer's 1993 license agreement was ordered terminated due to breach and we were awarded $20 million in damages, interest and legal fees. The court also ordered Pioneer to destroy specified biological material discovered through the use of Monsanto's technology. Pioneer has announced its intention to appeal the destruction order insofar as it requires them to destroy Pioneer's lead product under development for corn rootworm control. We will vigorously oppose any effort by Pioneer to overturn the court's judgment.

         On November 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) ("Aventis") filed suit in the United States
District Court in North Carolina against Monsanto and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June
3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB Genetics' inventory on June
2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics has filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit. On March 8, 2000, Aventis filed with the Court of Appeals for the Federal Circuit its notice to appeal certain district court rulings that denied claims for further equitable relief against us. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis, entered prior to the June 3, 1999, jury verdict. In addition, we and DEKALB Genetics expect to replace this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation. The new technology has been approved in the United States and Canada, and if approval to import into Japan is received as anticipated, we expect to make this new technology available in the United States for the spring 2001 planting season. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on September 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB Genetics will appeal any adverse final decision or judgment. An arbitration was filed on May 27, 1999, in the name of Calgene LLC, our wholly-owned subsidiary, claiming that as a former partner of Aventis, Calgene LLC is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from us or DEKALB Genetics pursuant to these proceedings.

         On October 28, 1998, Pioneer filed two related lawsuits seeking injunctive relief and unspecified damages against DEKALB Genetics and Asgrow Seed Company, LLC ("Asgrow"), another of our subsidiaries, in the United States District Court in Iowa alleging misappropriation of Pioneer trade secrets related to corn breeding. On October 8, 1999, Pioneer added us and the prior owners of DEKALB Genetics and Asgrow (Pfizer Inc. and The Upjohn Company, respectively) as defendants in the litigation. In addition to state law trade secret misappropriation claims, Pioneer alleges Lanham Act and patent law violations. Pioneer also asserts that the defendants have violated an unspecified contractual obligation not to conduct breeding using Pioneer germplasm. On July 17, 1999, the court denied without prejudice the defendants' motions to dismiss the initial trade secret claims. On January 4, 2000, the district court allowed Pioneer to amend its claims to assert that the defendants infringed its patents. Pursuant to agreement of the parties dated June 1, 2000, the parties entered into a partial settlement agreement that will dismiss a portion of Pioneer's claims against Monsanto, DEKALB Genetics and Asgrow. The stipulation for dismissal of this claim has not yet been filed with the court.

         On December 8, 1999, Monsanto filed suit against Pioneer in the United States District Court for the Eastern District of Missouri to terminate a technology license for glyphosate-tolerant soybeans and canola granted by it to Pioneer, on the ground that Pioneer had improperly assigned the license in connection with its merger with E. I. du Pont De Nemours and Company ("DuPont"). We allege that the assignment resulted in unauthorized sales, and therefore infringed our patents and violated our trademark rights. The court ordered that the contract issues and intellectual property issues be tried separately, in bifurcated proceedings. On June 27, 2000, the court held that Pioneer had assigned our intellectual property license in connection with the merger, and denied Pioneer's motion to dismiss the complaint. On March 20, 2001, a summary judgment was granted in our favor with respect to the contract phase of the proceedings, terminating Pioneer's license effective as of October 1, 1999, the date of its merger with Du Pont. The court has indicated that it will permit Pioneer to take an interlocutory appeal of this judgment. The issue of damages will be resolved in the intellectual property phase of the proceedings.

         On March 27, 2000, DuPont filed a suit against Monsanto in the United States District Court for the District of South Carolina, seeking unspecified damages and injunctive relief for alleged violations of federal antitrust acts and state law in connection with glyphosate-related business matters. The complaint asserts that a DuPont herbicide product has not been successfully introduced into the marketplace due to alleged anticompetitive practices that have enhanced our sales of Roundup(R) herbicide and Roundup Ready(R) cotton. DuPont has sought leave to amend its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of our advertising campaigns. Monsanto entered into a glyphosate supply agreement with DuPont in December 1999. A jury trial is scheduled to commence in October 2001. Monsanto denies that it has engaged in any anti-competitive activities.

         On March 30, 2000, DuPont filed a suit against Monsanto and Asgrow in the United States District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by Monsanto for alleged violations of federal antitrust acts and state law in connection with glyphosate-tolerant soybean business matters. The complaint asserts that Asgrow breached certain contract obligations and that Monsanto tortiously interfered with those obligations, and as a consequence DuPont is asserting previously resolved claims that Asgrow misappropriated intellectual property of DuPont. The complaint also alleges that Asgrow's actions improperly accelerated Monsanto's development of glyphosate-tolerant soybeans. DuPont has sought leave to amend its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of our advertising campaigns. Monsanto has filed to dismiss the lawsuit based on statute of limitations and estoppel. Monsanto denies that it has engaged in any anti-competitive activities.

         ENFORCEMENT OF DEKALB GENETICS' PATENTS
         ---------------------------------------

         DEKALB Genetics, which Monsanto acquired in December 1998, has filed legal actions to enforce its patents. On April 30, 1996, DEKALB Genetics filed patent infringement actions in the United States District Court for the Northern District of Illinois against Pioneer, Mycogen Corporation and two of Mycogen's subsidiaries, and on August 27, 1996, against several Hoechst Schering AgrEvo GmbH entities (these actions are referred to as the "Rockford Litigation"). The suits relate to DEKALB Genetics' patents involving herbicide-resistant and/or insect-resistant fertile, transgenic corn. In particular, the DEKALB Genetics patents cover:

                  * fertile, transgenic corn plants expressing genes encoding Bt insecticidal proteins;

                  * the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants;

                  * methods of producing either herbicide-resistant or insect-resistant transgenic corn; and

                  * transgenic corn plants containing a bar or pat gene (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the United States Patent and Trademark Office).

         In each case, DEKALB Genetics has asked the court to determine that infringement has occurred, to enjoin further infringement and/or to award unspecified compensatory and exemplary damages. By order dated June 30, 1999, a special master construed the patent claims in a manner largely in accord with the position of DEKALB Genetics. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. A trial against Pioneer ended in a mistrial on February 23, 2001, and will be re-tried at a later date. A trial against Mycogen, involving a different patent, is set for April 2001.

         On July 2, 1999, DEKALB Genetics sued Pioneer in the United States District Court for the Northern District of Illinois in a patent interference action to declare that DEKALB Genetics was the first inventor of the microprojectile method of producing fertile transgenic corn. The court has denied Pioneer's motion to dismiss. On July 30, 1999, DEKALB Genetics moved to consolidate this suit with the remainder of the Rockford Litigation for purposes of trial, but the request has been provisionally denied.

         On November 23, 1999, Pioneer sued Monsanto, DEKALB Genetics and Novartis Seeds, Inc. in the United States District Court for the Eastern District of Iowa for alleged infringement of Pioneer's patent pertaining to the microprojectile transformation of corn. This suit has been transferred at Monsanto's request to the United States District Court for the Northern District of Illinois for consolidated treatment with the Rockford Litigation. On the same date, DEKALB Genetics filed an interference action in the United States District Court for the Northern District of Illinois seeking a declaration that DEKALB Genetics was the first inventor of the microprojectile method of producing fertile transgenic corn, and the related suits have been assigned to that court for disposition.

         GROWER LAWSUITS
         ---------------

         On December 14, 1999, a class action lawsuit claiming unspecified damages was filed against Monsanto in the United States District Court for the District of Columbia by six farmers purporting to represent a class composed of purchasers of genetically modified soybean and corn seed and growers of non-genetically modified soybean and corn seed. The complaint alleges that we violated various antitrust laws and unspecified international laws through our patent license agreements, breached an implied warranty of merchantability and violated unspecified consumer fraud and deceptive business practices laws in connection with the sale of genetically modified seed. The plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees.

         On February 14, 2000, a class action lawsuit claiming unspecified damages was filed against Monsanto in the United States District Court for the Southern District of Illinois by five farmers purporting to represent various classes of farmers. The complaint alleges claims virtually identical to those in the preceding case.

         In December 2000, on Monsanto's motion, both of these lawsuits were ordered transferred to the United States District Court for the Eastern District of Missouri. Plaintiffs have requested reconsideration of this ruling. Monsanto vigorously denies any liability in either of these cases, denies that it has breached any legal obligations or engaged in any anti-competitive activities. Our licensed seed sales are authorized under United States patent law.

         PROCEEDINGS RELATED TO DELTA AND PINE LAND COMPANY
         --------------------------------------------------

         On December 30, 1999, following Monsanto's announcement that it had withdrawn its filing for United States antitrust clearance of the proposed merger with Delta and Pine Land Company ("Delta and Pine Land") in light of the Department of Justice's unwillingness to approve the transaction on commercially reasonable terms, two alleged holders of Delta and Pine Land common stock filed a derivative and class action lawsuit against Monsanto, Delta and Pine Land and members of the Delta and Pine Land board of directors in the Delaware Court of Chancery. Plaintiffs allege that Delta and Pine Land has been harmed by the termination of the effort to complete the merger and that the individual defendants have a continuing duty to seek a value-maximizing transaction for the stockholders, and requested unspecified compensatory damages, costs, disbursements and fees. On July 28, 2000, this proceeding was dismissed.

         On January 18, 2000, Delta and Pine Land reinstituted a suit against Monsanto in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from our alleged failure to exercise reasonable efforts to complete the merger. The parties have agreed that following the dismissal of certain shareholder litigation initiated against Delta and Pine Land and Monsanto in Delaware, all remaining litigation between the companies will proceed in Mississippi. On December 19, 2000, Delta and Pine Land moved for leave to file an amended complaint, to add an allegation that Monsanto tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. Delta and Pine Land also filed a new lawsuit against Monsanto in Bolivar County, Mississippi, on that same date, asserting only the tortious interference claim.

         ENVIRONMENTAL PROCEEDINGS
         -------------------------

         On March 7, 2000, the United States Department of Justice filed suit on behalf of the EPA in United States District Court for the District of Wyoming against Monsanto, Solutia and P4 Production, LLC ("P4 Production") seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. In light of the government's lawsuit, the companies have voluntarily dismissed a declaratory judgment action that they had previously brought, and have raised the same issues as an affirmative defense to this action, arguing that it is precluded by the doctrine of res judicata because the companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming, on June 25, 1999. On April 12, 2000, the Department of Justice revised its settlement demand, from $2.5 million to $1.9 million plus injunctive relief to ensure P4 Production's compliance with the Clean Air Act. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release.

         In the early 1980s, Monsanto was identified as a potentially responsible party at three landfills in West Virginia including the Heizer Creek landfill, the Poca Strip Mine landfill and the Manila Creek landfill. As a result, Monsanto entered into Consent Orders with the EPA and implemented remedial actions at each of those sites to address dioxin contamination, all of which were completed in the mid-1980s. The EPA is currently investigating over 20 sites in the Kanawha River valley to determine potential sources of dioxin discharges into the river. As a part of that process, the EPA is conducting preliminary assessments at the 20-plus sites including the three sites mentioned above and has notified Monsanto of its potential liability at the Heizer Creek landfill. Depending on the outcome of the EPA's preliminary assessments, Monsanto could receive notices of potential liability at the other two sites, although we have not received any such notices.

         On September 28, 1999, we entered into a consent order with the United States Environmental Protection Agency ("EPA") whereby we agreed to immediately investigate contamination at the Heizer Creek landfill near Nitro, West Virginia, and to propose a remedy based on our results. We used the Heizer Creek landfill for approximately one year between 1958 and 1959 to dispose of plant waste from our former Nitro, West Virginia, manufacturing location. In 1999, the EPA identified elevated levels of dioxin in one sample taken at the former landfill. The investigation of the dioxin contamination at the site, the risk assessment and the evaluation of remedial action options have been completed and submitted to EPA in an Engineering Evaluation/Cost Analysis (EE/CA) Report. The EE/CA Report also contains our recommended remedy as required in the consent order. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. We are awaiting comment and/or approval of the report and recommended remedy from EPA.

         OTHER LEGAL PROCEEDINGS
         -----------------------

         Since the 1984 termination of the class action litigation against various manufacturers, including Monsanto, of the herbicide Agent Orange used in the Vietnam War, Monsanto has successfully defended against various lawsuits associated with the herbicide's use. A few matters remain pending, including three separate actions, now consolidated, filed against Monsanto and The Dow Chemical Company in Seoul, Korea, in October 1999. Approximately 13,760 Korean veterans of the Vietnam War allege they were exposed to, and suffered injuries from, herbicides manufactured by the defendants. The complaints fail to assert any specific causes of action, but seek damages of 300 million won (approximately $250,000) per plaintiff. Monsanto is also subject to ancillary actions in Korea, including a request for provisional relief pending resolution of the main lawsuit. On December 2, 1999, plaintiffs filed a class action lawsuit against Monsanto and five other herbicide manufacturers in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 United States service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted transfer of the case to the United States District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Information regarding forward-looking statements, and factors that could cause actual performance or results to differ materially from those described in this Report, are set forth under the heading "Cautionary Statements Regarding Forward-Looking Information" in Exhibit 99 accompanying this Report and incorporated herein by reference.


ITEM 2. PROPERTIES.

         Our general offices are located in St. Louis County, Missouri. We also lease additional research facilities in St. Louis County. We and our subsidiaries own or lease manufacturing facilities, laboratories, seed production and other agricultural facilities, office space, warehouses and other land parcels in North America, South America, Europe, Asia, Australia and Africa.

         In addition to the facilities in St. Louis County, Missouri, our principal properties include chemicals manufacturing facilities at the following locations: Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Fayetteville, North Carolina; Luling, Louisiana; Muscatine, Iowa; Rock Springs, Wyoming; Sao Jose dos Campos, Brazil; Soda Springs, Idaho; Texas City, Texas; and Zarate, Argentina. Another significant chemicals manufacturing facility is under construction in Camacari, Brazil. Most of these properties are owned in fee. However, we lease the land underlying facilities that we own in Alvin, Texas, and Texas City, Texas. In addition, we lease the manufacturing facility at Augusta,

Georgia, with an option to buy, pursuant to an industrial revenue bond financing. In certain instances, we have granted leases on portions of plant sites not required for current operations.

         Our principal properties are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs.

ITEM 3. LEGAL PROCEEDINGS.

         For information concerning certain legal proceedings involving Monsanto, see "Business -- Environmental Matters," "Business -- Legal Proceedings" and "Business -- Cautionary Statements Regarding
Forward-Looking Information" in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding executive officers is contained in Item 10 of
Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The information appearing under "Shareowner Matters" on page 29 of the 2000 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

         The following information, appearing on page 19 of the 2000 Annual Report, is incorporated herein by reference: the tabular information regarding Net sales, Net income (loss), Diluted Earnings (Loss) Per Pro Forma Share, Total assets, Long-term debt, and Dividends per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 20 through 34 of the 2000 Annual Report, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The information appearing under "Market Risk Management" on page 30 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information, appearing on the pages indicated of the 2000 Annual Report is incorporated herein by reference: (a) the consolidated financial statements of Monsanto appearing on pages 35 through 59; and (b) the Independent Auditors' Report appearing on page 61.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding directors, executive officers and beneficial owners appearing under "Information Regarding Board of Directors and Committees-Composition of Board of Directors" on pages 4 through 5, and "Certain Other Information Regarding Management--Section 16(a) Beneficial Ownership Reporting Compliance" on page 25, of the Monsanto Company Notice of Annual Meeting and Proxy Statement (the "2001 Proxy Statement") dated March 16, 2001, is incorporated herein by reference. The following information with respect to the Executive Officers of the Company on March 1, 2001, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                                  Year First
                                                                  Became an
                                  Present Position                Executive    Other Business Experience since
    Name--Age                      with Registrant                 Officer             January 1, 1996*
    ---------                      ---------------                 -------     -------------------------------
Carl M. Casale, 39             Vice President, North America        2000     Marketing Director, Strategic Partnerships-
                                                                             Americas-Pharmacia Corporation, 1/96-3/96; Director
                                                                             of Distribution Strategy, Strategic Partnerships-
                                                                             Americas-Pharmacia Corporation, 4/96-6/96; Director
                                                                             of Technology Integration for Crop Protection
                                                                             Group-Pharmacia Corporation, 7/96-9/96; Director of
                                                                             Marketing for Ceregen-Pharmacia Corporation,
                                                                             10/96-6/98; Co-Lead, U.S. Markets-Pharmacia
                                                                             Corporation, 7/98-8/99; Vice President, North
                                                                             America-Pharmacia Corporation, 9/99-6/00; present
                                                                             position, 6/00

Terrell K. Crews, 45           Executive Vice President and         2000     Finance Lead, Asia Pacific Region-Pharmacia
                               Chief Financial Officer                       Corporation, 1996; General Auditor-Pharmacia
                                                                             Corporation, 6/96-12/98; Global Finance Lead, Global
                                                                             Seed Group-Pharmacia Corporation, 12/98-7/99; Chief
                                                                             Financial Officer, Agricultural Sector-Pharmacia
                                                                             Corporation, 7/99-2/00; Chief Financial
                                                                             Officer-Monsanto Company, 2/00-8/00, present
                                                                             positions, 8/00

Steven L. Engelberg, 58        Senior Vice President,               2000     Vice President, Worldwide Government Affairs-
                               Government Affairs                            Pharmacia Corporation, 1994-1996; Senior Vice
                                                                             President-Pharmacia Corporation, 1996-6/00; Vice
                                                                             President, Government Affairs-Monsanto Company,
                                                                             6/00-8/00; present position, 8/00




                                                                  Year First
                                                                  Became an
                                  Present Position                Executive    Other Business Experience since
    Name--Age                      with Registrant                 Officer             January 1, 1996*
    ---------                      ---------------                 -------     -------------------------------
Robert T. Fraley, 48           Executive Vice President and         2000     Group Vice President and General Manager, New
                               Chief Technology Officer                      Products Division-Pharmacia Corporation, 1993;
                                                                             President, Ceregen-Pharmacia Corporation, 1995;
                                                                             Co-President, Agricultural Sector-Pharmacia
                                                                             Corporation, 1997; Vice President and Chief
                                                                             Technology Officer-Monsanto Company, 2/00-8/00;
                                                                             present positions, 8/00

Hugh Grant, 42                 Executive Vice President and         2000     Director, Global Roundup(R) Product Strategy-
                               Chief Operating Officer                       Pharmacia Corporation, 1994; General Manager,
                                                                             Agricultural Sector, Southeast Asia, Australia, New
                                                                             Zealand & South Korea-Pharmacia Corporation, 1995;
                                                                             Co-President, Agricultural Sector-Pharmacia
                                                                             Corporation, 1998; Vice President and Chief Operating
                                                                             Officer-Monsanto Company, 2/00-8/00; present
                                                                             positions, 8/00

Janet M. Holloway, 46         Chief Information Officer             2000     Director, Information Technology-Pharmacia
                                                                             Corporation Crop Protection Business, 1995-1997;
                                                                             Co-Lead, Information Technology, Agricultural
                                                                             Sector-Pharmacia Corporation, 1997-1999; Chief
                                                                             Information Officer-Pharmacia Corporation, 1999-2000;
                                                                             present position, 8/00

Sarah Hull Smith, 39          Senior Vice President, Public         2001     Senior Vice President and Partner, Fleishman Hillard,
                              Affairs                                        Inc., 1991-1/01; present position, 1/01


R. William Ide III, 60        Senior Vice President, Secretary      2000     President, American Bar Association, 1993-1994;
                              and General Counsel                            partner, Long, Aldridge & Norman, 1993; Senior Vice
                                                                             President, General Counsel and Secretary-Pharmacia
                                                                             Corporation, 1996; present positions, 2/00

Mark J. Leidy, 45             Vice President, Manufacturing         2001     Manufacturing Manager, Europe and Africa, Pharmacia
                                                                             Corporation, 1994-1996; Director of Manufacturing-
                                                                             Pharmacia Corporation, 1996-1998; Director of
                                                                             Manufacturing, Global Seed Supply-Monsanto Company,
                                                                             1998-1/01; present position, 2/01




                                                                  Year First
                                                                  Became an
                                  Present Position                Executive    Other Business Experience since
    Name--Age                      with Registrant                 Officer             January 1, 1996*
    ---------                      ---------------                 -------     -------------------------------
Cheryl P. Morley, 46           President of Animal                  2000     Director, Global Strategy and Commercial
                               Agricultural Group                            Development-Pharmacia Corporation, 1995-1997;
                                                                             President, Animal Agricultural Group-Pharmacia
                                                                             Corporation, 1997-2000; present position, 8/00

John M. Murabito, 42           Senior Vice President, Human         2000     Group Vice President, Human Resources-Frito-Lay
                               Resources                                     Companies Eastern U.S. Division, 1995-1997; Human
                                                                             Resources Operations Team Leader-Pharmacia
                                                                             Corporation, 1997-1998; Human Resources Team Leader,
                                                                             Agricultural and Nutrition Sectors-Pharmacia
                                                                             Corporation, 1998-3/00; Global Human Resources
                                                                             Leader-Monsanto Company, 3/00-6/00; Vice President,
                                                                             Human Resources-Monsanto Company, 6/00-8/00; present
                                                                             position, 8/00

Hendrik A. Verfaillie, 55      President and Chief Executive        2000     Vice President and Advisory Director-Pharmacia
                               Officer                                       Corporation and President, the Agricultural Group-
                                                                             Pharmacia Corporation, 1993; Vice President and
                                                                             Advisory Director-Pharmacia Corporation, 1995;
                                                                             Executive Vice President and Advisory Director-
                                                                             Pharmacia Corporation, 1995; President-Pharmacia
                                                                             Corporation, 1997; President and Chief Operating
                                                                             Officer-Pharmacia Corporation, 1999; present
                                                                             positions, 2/00

* Monsanto Company is a subsidiary of Pharmacia Corporation. Prior to September 1, 2000, the businesses of the current Monsanto Company were within the agricultural division of Pharmacia Corporation.


ITEM 11. EXECUTIVE COMPENSATION.

         The following information, appearing under the following headings on the pages indicated of the 2001 Proxy Statement, is incorporated herein by reference: "Compensation of Directors" on page 8; "Other Compensation Arrangements" on pages 8 through 9; "Compensation Committee Interlocks and Insider Participation" on page 9; "Approval of the Phantom Share Agreements (Proxy Item No. 2)" on pages 9 through 10; "Approval of Annual Incentive Program Performance Goal (Proxy Item No. 3)" on pages 10 through 11; and "Executive Compensation" on pages 14 through 18.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information appearing under "Stock Ownership of Management and Certain Beneficial Owners" on pages 12 and 13 of the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following information, appearing under the following headings on the pages indicated of the 2001 Proxy Statement, is incorporated herein by reference: "Arrangements Between Monsanto And Pharmacia" on page 25; "Certain Other Information Regarding Management--Transactions and Relationships" on page 25; "Certain Other Information Regarding Management - Indebtedness" on page 26; and "Appendix A - Summary Description of Agreements Between Monsanto and Pharmacia."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         1. The financial statements set forth at pages 35 through 38 of the 2000 Annual Report to Shareowners (see Exhibit 13 under paragraph (a) 3 of this Item 14)

         2.       Financial Statement Schedules

                  None required

         3. Exhibits--See the Exhibit Index beginning at page 27 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 10.8 through 10.20 of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this Report:

                  3        2.   Amended and Restated By-Laws of the Company,
                                as amended effective February 22, 2001

                  10       9.   2001 Annual Incentive Plan Summary, as
                                approved by Monsanto Company Board of Directors on December 7, 2000

                           11.  Executive (Split Dollar) Life Insurance
                                Program of Pharmacia Corporation (f/k/a
                                Monsanto Company)

                           17. Supplemental Retirement Plan regarding R. William Ide III

                           19.  Supplemental Retirement Plan regarding
                                Steven L. Engelberg

                           20. Amendment to Vesting Schedule of Previously Approved Supplemental Retirement Benefits, approved by the People Committee of Pharmacia Corporation (f/k/a Monsanto Company), October 23, 1997

                  13 The Company's 2000 Annual Report to Shareowners (The electronic submission includes only the financial report section of the 2000 Annual Report to Shareowners, appearing on pages 18 through 61 of that Report. Only those portions expressly incorporated by reference into this Form 10-K are deemed to be "filed"; other portions are furnished only for the information of the Commission.)

                  21       Subsidiaries of the registrant

                  23       Consent of Independent Auditors

                  24       1.   Powers of attorney submitted by Hakan Astrom,
                                Frank V. AtLee III, Christopher J. Coughlin,
                                Michael Kantor, Gwendolyn S. King, C. Steven
                                McMillan, William U. Parfet, John S. Reed,
                                Hendrik A. Verfaillie, Terrell K. Crews and Curt
                                Tomlin

                           2.   Power of attorney submitted by C. Steven
                                McMillan

                           3.   Certified copy of Board resolution
                                authorizing Form 10-K filing utilizing
                                powers of attorney

                  99       Cautionary Statements Regarding Forward-Looking
                           Information

(b)      Reports on Form 8-K during the quarter ended December 31, 2000:

         None

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MONSANTO COMPANY
                                             -----------------------------------
                                                        (Registrant)

                                             By:      /s/ C. L. Tomlin
                                                --------------------------------
                                                         Curt Tomlin
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)
Date: March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                  TITLE                                DATE
                 ---------                                  -----                                ----
                      *                             Chairman of the Board                   March 26, 2001
           -------------------------
            (Frank V. AtLee III)

                      *                            President, Chief Executive               March 26, 2001
           -------------------------                   Officer, Director
            (Hendrik A. Verfaillie)               (Principal Executive Officer)

                      *                                    Director                         March 26, 2001
           -------------------------
                (Hakan Astrom)

                      *                                    Director                         March 26, 2001
           -------------------------
           (Christopher J. Coughlin)

                      *                                    Director                         March 26, 2001
           -------------------------
               (Michael Kantor)

                      *                                    Director                         March 26, 2001
           -------------------------
              (Gwendolyn S. King)

                      *                                    Director                         March 26, 2001
           -------------------------
             (C. Steven McMillan)

                      *                                    Director                         March 26, 2001
           -------------------------
              (William U. Parfet)




                      *                                    Director                         March 26, 2001
           -------------------------
               (John S. Reed)

                      *                         Executive Vice President, Chief             March 26, 2001
           -------------------------             Financial Officer (Principal
              (Terrell K. Crews)                     Financial Officer)


           /s/ C. L. Tomlin                            Vice President and                   March 26, 2001
           -------------------------                 Controller (Principal
                (Curt Tomlin)                          Accounting Officer)

* Sonya M. Davis, by signing his/her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.



                                                    /s/ Sonya M. Davis
                                             -----------------------------------
                                                    Sonya M. Davis
                                                    Attorney-in-Fact

                                EXHIBIT INDEX


         These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

EXHIBIT NO.                DESCRIPTION
-----------                -----------

2                          1. Separation Agreement, dated as of September 1,
                           2000, by and between Monsanto Company and Pharmacia
                           Corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Amendment No. 2 to
                           Registration Statement on Form S-1, filed
                           September 22, 2000, File No. 333-36956).

3                          1. Amended and Restated Certificate of
                           Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's
                           Amendment No. 1 to Registration Statement on Form
                           S-1, filed August 30, 2000, File No. 333-36956).

                           2. Amended and Restated By-Laws of the Company effective February 22, 2001.

9                          Omitted--Inapplicable

10                         1. Tax Sharing Agreement, dated as of September 1,
                           2000, by and between Monsanto Company and Pharmacia
                           Corporation (incorporated herein by reference to Exhibit 10.6 of the Company's Amendment No. 2 to
                           Registration Statement on Form S-1, filed
                           September 22, 2000, File No. 333-36956).

                           2. Employee Benefits and Compensation Allocation
                           Agreement between Pharmacia Corporation and
                           Monsanto Company dated as of September 1, 2000
                           (incorporated herein by reference to Exhibit 10.7 of the Company's Amendment No. 2 to Registration
                           Statement on Form S-1, filed September 22, 2000,
                           File No. 333-36956).

                           3. Intellectual Property Transfer Agreement, dated as of September 1, 2000, by and between Monsanto
                           Company and Pharmacia Corporation (incorporated herein by reference to Exhibit 10.8 of the Company's Amendment No. 2 to Registration
                           Statement on Form S-1, filed September 22, 2000,
                           File No. 333-36956).

                           4. Services Agreement, dated as of September 1,
                           2000, by and between Monsanto Company and Pharmacia
                           Corporation (incorporated herein by reference to Exhibit 10.9 of the Company's Amendment No. 2 to
                           Registration Statement on Form S-1, filed
                           September 22, 2000, File No. 333-36956).




                           5. Corporate Agreement, dated as of September 1,
                           2000, by and between Monsanto Company and Pharmacia
                           Corporation (incorporated herein by reference to Exhibit 10.10 of the Company's Amendment No. 2 to
                           Registration Statement on Form S-1, filed
                           September 22, 2000, File No. 333-36956).

                           6. 364-Day Credit Agreement (incorporated herein by reference to Exhibit 10.11 of the Company's
                           Amendment No. 1 to Registration Statement on Form
                           S-1, filed August 30, 2000, File No. 333-36956).

                           7. Five Year Credit Agreement (incorporated herein by reference to Exhibit 10.12 of the Company's Amendment No. 1 to Registration
                           Statement on Form S-1, filed August 30, 2000,
                           File No. 333-36956).

                           8. Monsanto 2000 Management Incentive Plan, as amended September 20, 2000 (incorporated herein by reference to Exhibit 10.1 of the Company's
                           Amendment No. 3 to Registration Statement on Form
                           S-1, filed September 26, 2000, File No.
                           333-36956).

                           9. 2001 Annual Incentive Plan Summary, as approved by Monsanto Company Board of Directors on December 7, 2000.

                           10. Annual Incentive Program for certain executive officers (incorporated herein by reference to the description appearing under "Annual Incentive Program" on pages 10 through 11 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 16, 2001).

                           11. Executive (Split Dollar) Life Insurance
                           Program of Pharmacia Corporation (f/k/a Monsanto
                           Company).

                           12. Form of Employment Agreement for Executive
                           Officers (incorporated herein by reference to Exhibit 10.7 of the Pharmacia Corporation (f/k/a
                           Monsanto Company) Form 10-Q for the quarter ended
                           September 30, 1997, Commission File No. 1-2616).

                           13. Non-Employee Director Equity Incentive
                           Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company's
                           Amendment No. 2 to Registration Statement on Form
                           S-1, filed September 22, 2000, File No.
                           333-36956).

                           14. Form of Phantom Share Agreement (incorporated herein by reference to Exhibit 10.3 of the Company's Amendment No. 2 to Registration
                           Statement on Form S-1, filed September 22, 2000,
                           File No. 333-36956).

                           15. Form of Change-of-Control Employment Security
                           Agreement (incorporated herein by reference to Exhibit 10.3 of the Company's




                           Amendment No. 1 to Registration Statement on Form
                           S-1, filed August 30, 2000, File No. 333-36956).

                           16. Frank V. AtLee III Employment Agreement
                           (incorporated herein by reference to Exhibit 10.4 of the Company's Amendment No. 1 to Registration
                           Statement on Form S-1, filed August 30, 2000,
                           File No. 333-36956).

                           17. Supplemental Retirement Plan Letter Agreement regarding R. William Ide III, dated May 3, 2000.

                           18. Retention Arrangement with R. William Ide III
                           (incorporated by reference to the description under the heading "Certain Agreements - Change-of-
                           Control Agreements" on page 24 of the Monsanto
                           Company Notice of Annual Meeting and Proxy Statement dated March 16, 2001).

                           19. Supplemental Retirement Plan Letter Agreement regarding Steven L. Engelberg, dated April 22,
                           1994.

                           20. Amendment to Vesting Schedule of Previously
                           Approved Supplemental Retirement Benefits, approved by the People Committee of Pharmacia
                           Corporation (f/k/a Monsanto Company), October 23,
                           1997.

11                         Omitted--Inapplicable; see "Note 15: Earnings per
                           Pro Forma Share" on page 55 of the Monsanto
                           Company Annual Report to Shareowners for the year ended December 31, 2000.

13                         The Company's 2000 Annual Report to Shareowners
                           (The electronic submission includes only the financial report section of the 2000 Annual
                           Report to Shareowners, appearing on pages 18 through 61 of that Report. Only those portions expressly incorporated by reference into this Form 10-K are deemed to be "filed"; other portions are furnished only for the information of the Commission.)

18                         Omitted--Inapplicable

21                         Subsidiaries of the registrant

22                         Omitted--Inapplicable

23                         Consent of Independent Auditors

24                         1. Powers of attorney submitted by Hakan Astrom,
                           Frank V. AtLee III, Christopher J. Coughlin,
                           Michael Kantor, Gwendolyn S. King, William U.
                           Parfet, John S. Reed, Hendrik A. Verfaillie,
                           Terrell K. Crews and Curt Tomlin




                           2. Power of attorney submitted by C. Steven
                           McMillan

                           3. Certified copy of Board resolution authorizing
                           Form 10-K filing utilizing powers of attorney

99                         Cautionary Statements Regarding Forward-Looking
                           Information

-------------

Only Exhibits Nos. 21, 23 and 99 have been included in the printed copy of this Report.