Form 10-Q
period 2001-03-31
MONSANTO CO /NEW/
filed 2001-05-15
CIK 1110783

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

                  For the quarterly period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-16167

                                MONSANTO COMPANY
               (Exact name of registrant as specified in its charter)

                  DELAWARE                           43-1878297
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Outstanding at
                  Class                           April 30, 2001
       Common Stock, $0.01 par value            258,056,000 shares

================================================================================

                           PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 2001 and March 31, 2000, the Condensed Statement of Consolidated Financial Position as of March 31, 2001 and December 31, 2000, the Condensed Statement of Consolidated Cash Flow for the three months ended March 31, 2001 and March 31, 2000, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (Pharmacia) on September 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural business of Pharmacia. See Note 1 - Basis of Presentation
         - of Notes to Consolidated Financial Statements for further details. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share and "earnings per pro forma share" and "per pro forma share" mean basic and diluted earnings per pro forma share. In tables, all dollars are in millions, except per share and per pro forma share amounts.

                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
            (in millions, except per share and per pro forma share amounts)
                                 Unaudited

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                         2001            2000
                                                                                       ------------------------

Net Sales                                                                              $1,306           $1,321
Cost of Goods Sold                                                                        699              688
                                                                                      -------           -------
Gross Profit                                                                              607              633

Operating Expenses:
     Selling, general and administrative expenses                                         310              323
     Research and development expenses                                                    134              145
     Amortization of goodwill                                                              31               29
     Restructuring charges - net                                                           21               (4)
                                                                                       ------           -------
Total operating expenses                                                                  496              493
Income From Operations                                                                    111              140

Interest expense - net of interest income of $5 and $7, respectively                      (19)             (61)
Other expense  - net                                                                       (4)              (9)
                                                                                       -------           ------
Income Before Income Taxes and Cumulative
       Effect of Accounting Change                                                         88               70
     Income tax provision                                                                 (33)             (27)
                                                                                        ------           ------
Income Before Cumulative Effect of Accounting Change                                       55               43
     Cumulative effect of a change in accounting principle in 2000 - net of
     tax benefit of $16 million                                                            --              (26)
                                                                                        ------           ------
Net Income                                                                               $ 55             $ 17
                                                                                        ------           ------
                                                                                        ------           ------

Basic and Diluted Earnings per Share (per Pro Forma Share in 2000):
     Income before cumulative effect of accounting change                              $ 0.21            $ 0.17
     Cumulative effect of a change in accounting principle                                 --             (0.10)
                                                                                       ------            -------
Net Income                                                                             $ 0.21            $ 0.07
                                                                                       ------            -------
                                                                                       ------            -------

Weighted Average Shares Outstanding (Pro Forma in 2000):
     Basic                                                                               258.0            258.0
     Diluted                                                                             263.1            258.0

                                           See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (Dollars in millions, except share amounts)

                                                                                    (Unaudited)
                                                                                      March 31,          December 31,
                                                                                        2001                 2000
                                     ASSETS                                        ----------------     ---------------

Current Assets:
     Cash and cash equivalents                                                         $       167        $       131
     Receivables, net of allowances of $162 in 2001 and $171 in 2000                         2,889              2,515
     Miscellaneous receivables                                                                 316                283
     Related party loan receivable                                                             160                205
     Related party receivable                                                                  159                261
     Deferred tax assets                                                                       232                225
     Inventories                                                                             1,232              1,253
     Other current assets                                                                       90                100
                                                                                        ----------        -----------
Total Current Assets                                                                         5,245              4,973

Property, Plant and Equipment - net                                                          2,608              2,659
Goodwill -  net                                                                              2,784              2,827
Other Intangible Assets - net                                                                  747                779
Other Assets                                                                                   594                488
                                                                                        ----------        -----------
Total Assets                                                                               $11,978            $11,726
                                                                                        ----------        -----------
                                                                                        ----------        -----------

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
     Short-term debt                                                                   $       992        $       158
     Related party short-term loan payable                                                     785                635
     Accounts payable                                                                          357                525
     Related party payable                                                                      36                162
     Accrued liabilities                                                                       883              1,277
                                                                                       -----------        -----------
Total Current Liabilities                                                                    3,053              2,757

Long-Term Debt                                                                                 941                962
Postretirement and Other Liabilities                                                           752                666
Shareowners' Equity:
     Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
            Issued:  258,043,000 shares                                                          3                  3
      Additional contributed capital                                                         7,892              7,853
      Retained earnings                                                                         26                  2
      Accumulated other comprehensive loss                                                    (649)              (479)
      Reserve for ESOP debt retirement - attributable to Monsanto                              (40)               (38)
                                                                                        ----------        -----------
Total Shareowners' Equity                                                                    7,232              7,341
                                                                                        ----------        -----------
Total Liabilities and Shareowners' Equity                                                  $11,978            $11,726
                                                                                        ----------        -----------
                                                                                        ----------        -----------


                                   See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                    Unaudited

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 2001             2000
                                                                                              --------          -------

Total Cash Required by Operations                                                               $(816)           $(788)
                                                                                              --------          -------
Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                                       (116)            (146)
   Acquisitions and investments                                                                   (17)             (38)
   Loans with related party                                                                        45                -
                                                                                               -------          -------
Net Cash Flows Required by Investing Activities                                                   (88)            (184)
                                                                                               -------          -------
Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                                             832              976
   Loans from related party                                                                       150                -
   Long-term debt reductions                                                                      (19)               -
   Dividend payments                                                                              (23)               -
                                                                                               -------          -------
Cash Flows Provided by Financing Activities                                                       940              976
                                                                                               -------          -------
Net Increase in Cash and Cash Equivalents                                                          36                4
Cash and Cash Equivalents Beginning of Year                                                       131               26
                                                                                               -------          -------
Cash and Cash Equivalents at End of Period                                                      $ 167             $ 30
                                                                                               -------          -------
                                                                                               -------          -------


The effect of exchange rate changes on cash and cash equivalents was not material. All interest expense on debt specifically attributable to Monsanto is included in the Statement of Consolidated Income for the three months ended
March 31, 2000. However, no cash payments for interest or taxes were made by Monsanto during the three months ended March 31, 2000 due to the fact that all interest and tax payments during this period were made by Pharmacia. Cash payments for interest and taxes for the three months ended March 31, 2001 were $26 million and $9 million, respectively.

Non-cash transactions with parent during the three months ended March 31, 2000 totaled approximately $130 million.

                                   See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Note 1 - Basis of Presentation

              Monsanto is comprised of the operations, assets and liabilities that were previously the agricultural business of Pharmacia. This agricultural business was transferred to Monsanto from Pharmacia on September 1, 2000, pursuant to the terms of a Separation Agreement dated as of that date (the Separation Agreement).

              The consolidated financial statements for all periods prior to September 1, 2000, including the consolidated financial statements for the three months ended March 31, 2000 that are presented herein, have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia during the three months ended March 31, 2000 included in the Statement of Consolidated Income have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during periods prior to September 1, 2000.

              On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an initial public offering (IPO). The total net proceeds to Monsanto were $723 million. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.3 percent ownership of Monsanto.

              The accompanying Condensed Statement of Consolidated Financial Position as of March 31, 2001 and December 31, 2000, the Statement of Consolidated Income for the three months ended March 31, 2001 and March 31, 2000, and the Condensed Statement of Consolidated Cash Flow for the three months ended March 31, 2001 and March 31, 2000 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended December 31, 2000.

              Financial information for the first three months of 2001 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season in the Northern Hemisphere.

Note 2 - New Accounting Standards

              Monsanto adopted Statement of Financial Accounting Standards
         (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments on January 1, 2001. These new accounting standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedge accounting. In accordance with the transition provisions of SFAS No. 133, the company recorded a $2 million, net-of-tax, cumulative effect charge in other comprehensive income
         (loss) as of January 1, 2001. This amount reflects the deferred amount of derivative instruments designated as cash flow hedges. Substantially all of the transition adjustment recorded within accumulated other comprehensive income will be reclassified into earnings within the next twelve months. Upon adoption of SFAS No. 133, the $19 million difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, this transition adjustment had no net impact on earnings or shareowners' equity. See Note 8 for further details of Monsanto's accounting for derivatives and hedging activities.

                  MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

              In 2000, Monsanto adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), the Securities and Exchange Commission's interpretation of accounting guidelines on revenue recognition. The adoption of SAB 101 primarily affected the company's recognition of license revenues from biotechnology traits sold through third-party seed companies. Monsanto now recognizes this license revenue when a grower purchases seed as compared with the previous practice of recognizing the license revenue when the third-party seed company sold the seed into the distribution system. SAB 101 required companies to report any change in revenue recognition related to adopting its provisions as an accounting change in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Monsanto recognized the cumulative effect of a change in accounting principle of a loss of $26 million, net of taxes of $16 million, effective January 1, 2000.

Note 3 - Inventory

         Components of inventories as of March 31, 2001 and December 31, 2000 were as follows:

                                          March 31,             December 31,
                                             2001                    2000
                                          --------              -----------
         Finished goods                    $ 681                   $ 753
         Goods in process                    286                     267
         Raw materials and supplies          293                     259
                                           -----                   -----
         Inventories, at FIFO cost         1,260                   1,279
         Excess of FIFO over LIFO cost       (28)                    (26)
                                           -----                  ------
         Total                            $1,232                  $1,253
                                          ------                  ------

Note 4 - Comprehensive Income (Loss)

              Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive (loss) income for the three months ended March 31, 2001 and 2000 was $(115) million and $42 million, respectively.

Note 5 - Earnings Per Share and Per Pro Forma Share

              On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.3 percent ownership of Monsanto. The company also issued 10,000 restricted shares at the time of the IPO.

              Basic earnings per common share (EPS) for the three months ended March 31, 2001 was computed using the weighted average number of common shares outstanding during the period (258,043,000 shares). Basic and diluted earnings per pro forma share for the three months ended March 31, 2000 were computed using common shares outstanding (258,043,000 shares) after the IPO. Diluted EPS for the three months ended March 31, 2001 was computed taking into account the effect of dilutive potential common shares, calculated to be 5,091,600 shares. These dilutive potential common shares consist of outstanding stock options.

Note 6 - Restructuring and Other Special Items

              In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. Monsanto incurred $261 million of net charges in 2000 and $22 million in the first quarter of 2001.

                       MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

              The pretax charge of $22 million was comprised of workforce reduction costs of $15 million, asset impairments of $3 million and other exit costs associated with facility closures of $4 million. The workforce reduction costs included involuntary employee separation costs for approximately 120 employees worldwide, including positions in administration, manufacturing and research and development related to non-core programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. The asset impairments consisted of $2 million for intangible assets and $1 million (recorded within cost of goods sold) for the write-off of seed inventories. The other exit costs included expenses associated with contract terminations, equipment dismantling and disposal and other shutdown costs resulting from the exit of certain research programs and non-core activities. The company expects these employee reductions, asset dispositions and other exit activities to be completed by December 31, 2001. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly impact the company's liquidity.

              Results for the first quarter of 2000 included a pretax benefit of $4 million, related to the reversal of previously established restructuring reserves. These first quarter amounts were recorded in the Statement of Consolidated Income in the following categories:

                                                 Three Months Ended
                                                      March 31,
                                               2001             2000
                                            -----------    --------------
         Cost of Goods Sold                  $  (1)             $--
              Restructuring charges - net      (21)               4
                                             ------            -----
         Income (Loss) Before Income Taxes     (22)               4
              Income tax benefit (provision)     9               (1)
                                             ------            -----
         Net Income (Loss)                    $(13)             $ 3
                                             ------            -----
                                             ------            -----

       Activities related to restructuring and other special items for the three months ended March 31, 2001 were as follows:

                                                      Workforce     Facility        Asset
                                                     Reductions     Closures     Impairments   Other         Total
          Restructuring and Other Special Items

          January 1, 2001 reserve balance                  $ 30          $ 6         $--       $  2          $ 38

          Additions                                          15            4           3          --           22

          Costs charged against reserves                    (20)          (5)         --          --          (25)

          Reclassification of reserves to other balance sheet accounts:
              Inventories                                    --           --          (1)         --           (1)
              Other intangible assets                        --           --          (2)         --           (2)
                                                        --------      -------       -------    ------         -----

          March 31, 2001 reserve balance                   $ 25          $ 5         $--       $  2          $ 32
                                                        --------      -------       -------    ------        -------
                                                        --------      -------       -------    ------        -------


              During the first quarter of 2001, $9 million was paid to employees whose involuntary termination benefits were recorded in 2000, but elected to defer payment until 2001. For the quarter, approximately 130 terminated employees received cash severance payments totaling $11 million. Exit costs of $5 million associated with contract terminations, equipment dismantling and disposal were also paid during the first quarter of 2001.

                  MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
Note 7 - Commitments and Contingencies

              Pharmacia is a party to a number of lawsuits and claims relating to Monsanto, for which Monsanto assumed responsibility upon its separation from Pharmacia and which Monsanto is vigorously defending. Monsanto is also party to litigation in its own name. Such matters relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of such litigation will not have a material adverse effect on Monsanto's financial position, profitability or liquidity.

              In April 1999, a jury verdict was returned against DEKALB Genetics (which is now a wholly-owned subsidiary of Monsanto), in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) (Aventis), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB Genetic's nondisclosure of relevant information and that DEKALB Genetics did not have the right to license, make or sell products using Aventis' technology for glyphosate resistance under this agreement. The jury awarded Aventis $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB Genetics has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. An arbitration has been filed on behalf of Calgene LLC, a wholly-owned subsidiary of Monsanto, claiming that as a former partner of Aventis, Calgene is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from Monsanto or DEKALB Genetics pursuant to these proceedings. No provision has been made in Monsanto's consolidated financial statements with respect to the award for punitive damages.

              On March 20, 1998, a jury verdict was returned against Pharmacia in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corporation (Mycogen), Agrigenetics, Inc. and Mycogen Plant Science, Inc. claiming that Pharmacia delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen subsequently purchased. The jury awarded $174.9 million in future damages. This jury award was overturned on appeal by the California Court of Appeals. The California Supreme Court has granted Mycogen's petition requesting further review. Monsanto will continue to vigorously pursue its position on appeal. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict.

Note 8 - Accounting for Derivative Instruments and Hedging Activities

              Monsanto's business and activities expose it to a variety of market risks, including risks related to the effects of changes in commodity prices, foreign currency exchange rates, interest rates, and to a lesser degree security prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. The company's market risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on operating results. Monsanto's overall objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

              Monsanto maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly corn and soybeans, cause the price paid to production growers for corn and soybean seeds to differ from anticipated cash outlays. Monsanto uses futures and options contracts to manage these risks. The company also uses futures and option contracts to manage the value of its corn and soybean inventories.

              The company maintains a market risk management strategy that uses derivative instruments to protect fair values and cash flows from fluctuations that may arise from volatility in currency exchange rates and commodity prices. This volatility affects cross-border transactions that involve sales and inventory purchases denominated in foreign currencies. The company is exposed to this risk both on an intercompany

                  MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

         and third-party basis. Additionally, the company is exposed to foreign currency exchange risks for recognized assets and liabilities, royalties and net investments in subsidiaries, which are denominated in currencies other than its functional currency. The company uses foreign-currency forward-exchange contracts, swaps and options to manage these risks.

              Monsanto also maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates of the company's borrowings. The company's specific goals are to manage interest rate sensitivity of debt and , where possible, lower the cost of its borrowed funds.

              By using derivative financial instruments to manage exposures to changes in commodity prices, exchange rates, and interest rates, the company exposes itself to the risk that the counter-party might fail to fulfill its performance obligations under the terms of the derivative contract. The company minimizes this risk in derivative instruments by entering into transactions with high quality counter-parties and limiting the amount of exposure to each.

              In accordance with SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are recognized in the Condensed Statement of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (a "fair value" hedge); (2) a hedge of
         (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); (3) a foreign-currency fair value or cash flow hedge (a "foreign currency" hedge); or (4) a derivative that does not qualify for hedge accounting treatment. Monsanto does not use derivative financial instruments for trading purposes. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are impacted by the variability of cash flows of the hedged item. Any hedge ineffectiveness is included in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign currency hedge is recorded in either current-period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash flow hedge. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.

              Monsanto formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) firm commitments or forecasted transactions. Monsanto formally assesses (both at the hedge's inception and on an ongoing basis) whether the hedge relationship between the derivative and the hedged item is highly effective, and is expected to remain highly effective in future periods, in offsetting changes in fair value or cash flows. Further, for derivatives that have ceased to be highly effective hedges, Monsanto discontinues hedge accounting prospectively.

              Fair Value Hedges

              The company uses futures and option contracts to manage the value of its corn and soybean inventories that the company buys from growers. Generally, the company hedges from 75 to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.

              From time to time, interest rate swap agreements are used to reduce interest rate risks and to manage interest exposure. Monsanto may from time to time use interest rate swaps to convert a portion of

                  MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

         its fixed-rate debt into variable-rate debt. The resulting cost of funds may be lower than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount.

              Hedge ineffectiveness for fair value hedges, determined in accordance with SFAS No. 133, had no impact on earnings for the three months ended March 31, 2001. No fair value hedges were discontinued for the three months ended March 31, 2001.

              Cash Flow Hedges

              The company enters into contracts with a number of its growers to purchase their output at market prices in effect at the time when the individual growers elect to fix their contract prices. As a hedge against possible commodity price fluctuations, the company purchases corn and soybean futures and options contracts. The futures contracts hedge the commodity price paid for these commodity purchases while the options contracts limit the unfavorable effect that potential price increases would have on these purchases.

              For the quarter ended March 31, 2001, Monsanto recognized a net loss of less than $1 million within cost of goods sold, which represented the total ineffectiveness of all cash flow hedges. This represents the portion of the derivatives' fair value that is excluded from the assessment of hedge effectiveness. No cash flow hedges were discontinued for the three months ended March 31, 2001.

              As of March 31, 2001, $7 million of after-tax deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. The actual sales of the inventory, which are expected to occur over the next twelve months, will necessitate reclassifying the derivative losses into earnings. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months.

              Foreign Currency Hedges

              Monsanto is exposed to currency exchange rate fluctuations related to certain intercompany and third party transactions. The company may purchase foreign exchange options and forward exchange contracts as hedges of anticipated sales and/or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual dollar-net-cash flows will be adversely affected by changes in exchange rates. The company purchases foreign currency exchange contracts to hedge the adverse effects that fluctuations in exchange rates may have on foreign currency-denominated third-party and intercompany receivables and payables.

Note 9 - Segment Information

              Monsanto manages its business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of the crop protection products, animal agriculture and environmental technologies business lines. The Seeds and Genomics segment is comprised of the global seeds and related traits businesses and genetic technology platforms. Sales between segments were not significant. Business segment data, as well as a reconciliation of total Monsanto Company EBIT (earnings (loss) before cumulative effect of accounting change, interest and taxes) to income before cumulative effect of accounting change for the three months ended March 31, 2001 and March 31, 2000 is presented in the table that follows.

                                                     Three Months Ended
                                                          March 31,
                                                     2001         2000
                                                    ------       ------
         Net Sales:

                Agricultural Productivity           $ 808        $ 833
                Seeds and Genomics                    498          488
                                                    -----        -----
                     Total Monsanto                $1,306       $1,321
                                                   ------       ------
                                                   ------       ------

         EBIT:
                Agricultural Productivity           $ 139        $ 198
                Seeds and Genomics                    (32)         (67)
                                                    ------       ------
                     Total Monsanto                 $ 107        $ 131
                Interest expense - net                (19)         (61)
                Income tax provision                  (33)         (27)
                                                    ------       ------
                Income Before Cumulative Effect
                    of Accounting Change             $ 55         $ 43
                                                    ------       ------
                                                    ------       ------

Note 10 - Related Party Transactions

              On September 1, 2000, the company entered into a Transition Services Agreement with Pharmacia, the company's majority shareowner. Under the agreement, Monsanto provides certain administrative support services for Pharmacia while Pharmacia primarily provides information technology support for Monsanto. In addition the two companies pay various payroll charges, taxes and travel costs that are associated with the business activities of the other. Monsanto and Pharmacia also rent research laboratory and office space from each other. Since September 1, 2000, each party has charged the other entity rent based on a percentage of occupancy times the cost to operate the facilities. During the three months ended March 31, 2001, Monsanto recognized expenses of $17 million and recorded a reimbursement of $12 million for costs incurred on behalf of Pharmacia. As of March 31, 2001 and December 31, 2000, the company had a net receivable balance (excluding dividends payable) of $123 million and $99 million, respectively, with Pharmacia, largely associated with transactions related to the Separation Agreement.

              Since the IPO closing date of October 23, 2000, Pharmacia manages the loans and deposits of Monsanto's ex-U.S. subsidiaries and is the counterparty for all foreign currency exchange contracts. Interest rates and fees are comparable to those that Monsanto would have incurred with a third party. As of March 31, 2001 and December 31, 2000, Monsanto was in a net borrowing position of $625 million and $430 million, respectively, with Pharmacia. As of March 31, 2001 and December 31, 2000, the fair value of the company's outstanding foreign currency exchange contracts was $3 million.

              On February 22, 2001, Monsanto declared a quarterly dividend of $0.12 per share and recorded a related dividend payable to Pharmacia of $26 million. The $20 million fourth quarter 2000 dividend was paid to Pharmacia during the first quarter of 2001.

                        MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Monsanto Company and subsidiaries is comprised of the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation (Pharmacia). This agricultural business was transferred to Monsanto from Pharmacia on September 1, 2000, pursuant to the terms of a Separation Agreement dated as of that date.

              The consolidated financial statements for all periods prior to September 1, 2000, including the consolidated financial statements for the three months ended March 31, 2000 that are presented herein, have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia during the three months ended March 31, 2000 included in the Statement of Consolidated Income have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during all periods prior to September 1, 2000.

              On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an initial public offering (IPO). The total net proceeds to Monsanto were $723 million. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.3 percent ownership of Monsanto.

              Monsanto is a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors, food companies and consumers, in agricultural markets. The combination of our herbicides, seeds and related genetic trait products provides growers with integrated solutions to more efficiently and cost effectively produce crops at higher yields, while controlling weeds, insects and diseases.

              We manage our business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of our crop protection products, animal agriculture, residential lawn and garden products and environmental technologies businesses. The Seeds and Genomics segment is comprised of our global seed and related traits business and our genetic technology platforms. Management's Discussion and Analysis should be read in conjunction with Monsanto's Consolidated Financial Statements and the accompanying notes and the Quantitative and Qualitative Disclosures About Market Risk following this section. This Quarterly Report on Form 10-Q should be read in conjunction with Monsanto's annual report on Form 10-K for the year ended December 31, 2000.

              Financial information for the first three months of 2001 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season in the Northern Hemisphere.

              The primary operating performance measure for our two segments is earnings before interest expense and taxes (EBIT). Total company EBIT decreased 18% to $107 million for the first quarter of 2001 from $131 million for the same period in the prior year. However, in 2001 and 2000 special items affected our results. Additionally, our seed company acquisitions (primarily those that occurred in 1998) have resulted in substantial amortization expense charges associated with goodwill and other intangible assets. Accordingly, management believes that earnings before interest, taxes, depreciation, amortization and special items (EBITDA (excluding special items)) is an appropriate measure for evaluating the operating performance of our business. EBITDA (excluding special items) eliminates, among other things, the effects of depreciation of tangible assets and amortization of intangible assets, most of which resulted from the seed company acquisitions accounted for under the purchase method of accounting. It also eliminates the effects of the special items described under "Events Affecting Comparability" and in Note 6 - Restructuring and Other Special Items - of Notes to Consolidated Financial Statements. The presentation of EBITDA

                       MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

         (excluding special items) is intended to supplement investors' understanding of our operating performance. EBITDA (excluding special items) may not be comparable to other companies' EBITDA performance measures. It is not intended to replace net income, cash flows, financial position or comprehensive income, as determined in accordance with accounting principles generally accepted in the United States.

              Our business results are affected by changes in foreign economies and foreign currency exchange rates, as well as by weather conditions around the world. Our sales growth was adversely impacted by weak economic conditions in certain world areas, which lessened the demand for herbicides, especially in Latin America in 2001 and the Commonwealth of Independent States and Southeast Asia in 2000. Unfavorable weather conditions in key areas of Latin America and Canada during 2001 and 2000 decreased demand for herbicides and limited sales volume growth of seeds and ROUNDUP. Although we have operations in virtually every region of the world, our business is principally conducted in the United States, Brazil, Argentina, Canada, Mexico, France, Japan and Australia. Accordingly, changes in economic conditions, foreign exchange rates and weather conditions in those parts of the world generally have a more significant impact on our operations than similar changes in other places.

              Unless otherwise indicated, "Monsanto" and "the company", and references to "we", "our" and "us", are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia on September 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural business of Pharmacia. See Note 1 - Basis of Presentation - of Notes to Financial Statements. In tables, all dollars are in millions. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters.

                                                                     Three Months Ended
                                                                          March 31,
         Total Monsanto Company and Subsidiaries:                      2001         2000
                                                                     -------      ------

                Net sales                                            $1,306       $1,321
                                                                     ------       ------
                                                                     ------       ------
                Income before cumulative
                     effect of accounting change                       $ 55         $ 43
                        Add: Interest expense - net                      19           61
                                 Income tax provision                    33           27
                                                                      -----        -----
                EBIT(1)                                                 107          131
                       Add:  restructuring & special items - net         22           (4)
                                                                      -----        ------
                EBIT (excluding special items)                          129          127
                        Add: depreciation and amortization              137          143
                                                                      -----        ------
                EBITDA (excluding special items) (2)                  $ 266        $ 270
                                                                      -----        ------
                                                                      -----        ------
            (1) Earnings before cumulative effect of accounting change, interest and taxes
            (2) Earnings before cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and special items.

Results of Operations - First Quarter 2001 Compared with First Quarter 2000

              Net income more than tripled, improving to $55 million, or $0.21 per share, for the first quarter of 2001, compared with net income of $17 million, or $0.07 per pro forma share, for the first quarter 2000. However, the first quarter of 2000 included a cumulative effect of accounting change of $26 million after tax, or $0.10 per pro forma share. In addition, both quarters' net income included restructuring and special items. The first quarters of 2001 and 2000 included an after tax charge of $13 million and an after tax benefit of $3 million, respectively. See "Events Affecting Comparability" for further details. Excluding these special items in both periods and the cumulative effect of an accounting change in 2000, net income for the first quarter of 2001 would have been $68 million, or $0.26 per share, compared with $40 million, or $0.16 per pro forma share, for the first quarter 2000.

                        MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

              Net sales were relatively flat, declining 1% to $1.31 billion for the three-month period ended March 31, 2001 compared to $1.32 billion for the three-month period ended March 31, 2000. This decrease was due primarily to an 8% decrease in global sales of our ROUNDUP herbicide and other glyphosate products (excluding ROUNDUP lawn and garden products). Sales of our selective chemistries products and worldwide corn seed sales also declined. These decreases include a negative foreign currency effect of $27 million. Declines were largely offset by higher biotechnology trait revenue for both soybeans and cotton combined with increased soybean seed and ROUNDUP lawn and garden sales.

              Cost of goods sold remained relatively unchanged, increasing 2% to $699 million for the three-month period ended March 31, 2001 from $688 million for the same period in 2000. Gross profit decreased 4% to $607 million for the first quarter of 2001, compared with $633 million for the first quarter of 2000, while gross profit as a percent of sales declined from 48% in 2000 to 46% in 2001. Increased gross profit from biotechnology trait revenues was offset by lower gross profit for our agricultural productivity products, reflective of lower net sales in the first quarter of 2001 than the first quarter of 2000.

              Selling, general and administrative (SG&A) expenses, which remained relatively unchanged as a percentage of net sales, decreased 4% to $310 million for the first quarter of 2001, compared with $323 million for the same period in 2000. This decrease was primarily due to continued cost management as well as the absence of amortization expense related to certain intangible assets that became fully amortized in 2000. Partially offsetting these reductions to SG&A expenses were increased agency fees payable to The Scotts Company as a result of increased sales from our ROUNDUP lawn and garden business in the first quarter of 2001. See "Our Agreement with The Scotts Company" for further details.

              Research and development expenses decreased 8% to $134 million for the first quarter of 2001, compared with $145 million for the first quarter of 2000. Our reduced research and development spending reflects the actions we have taken to focus on certain key crops and our research related to nutrition platforms.

              Interest expense, net of interest income, decreased nearly 70% to $19 million for the first quarter of 2001, compared with $61 million for the first quarter of 2000. This decrease reflects the $2.9 billion reduction in debt resulting from our separation from Pharmacia and our initial public offering in 2000. Our March 31, 2001 debt levels are higher than those of December 31, 2000 due to seasonal working capital requirements. Other expense, net of other income, decreased $5 million in the first quarter of 2001 when compared to the same period in the prior year, due to a deferred payout provision related to a past business divestiture, partially offset by increased equity losses from affiliates.

              Income tax provision increased 22% to $33 million for the first quarter of 2001 compared with $27 million for the same period in 2000. This increase was largely due to the 26% improvement in pretax income (before the cumulative effect of accounting change) in the first quarter of 2001 compared with the first quarter of 2000. The decrease in the effective tax rate to 38% for the three months ended March 31, 2001 from 39% for the three months ended March 31, 2000 was primarily a result of the difference in the mix of earnings projected for 2001 versus 2000.

Agricultural Productivity Segment

              Our Agricultural Productivity segment consists of our crop protection products (ROUNDUP and other glyphosate products and selective chemistries), animal agriculture, ROUNDUP lawn and garden, and environmental technologies businesses.

                        MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

                                                            Three Months Ended
                                                                March 31,
         Agricultural Productivity Segment:                 2001         2000
                                                           -----        ------

                Net sales                                   $808         $833
                                                           -----        -----
                                                           -----        -----

                EBIT(1)                                      139          198
                 Add: restructuring & special items - net     13           (3)
                                                            ----        -----
                EBIT (excluding special items)               152          195
                 Add: depreciation and amortization           58           55
                                                            ----         ----
                EBITDA (excluding special items) (2)        $210         $250
                                                            ----        -----
                                                            ----        -----

               (1)Earnings before cumulative effect of accounting change, interest and taxes
               (2)Earnings before cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and special items.

              In the Agricultural Productivity segment, net sales declined 3% to $808 million for the first quarter of 2001, as compared with $833 million in the first quarter of 2000. Decreases in net sales of our ROUNDUP family of herbicides (excluding ROUNDUP lawn and garden products) and a decrease in selective chemistry sales were partially offset by increases in our ROUNDUP lawn and garden business and our environmental technologies business.

              Worldwide net sales for our ROUNDUP herbicide and other glyphosate products (excluding ROUNDUP lawn and garden) decreased 8% to $462 million for the first quarter of 2001 from $500 million for the same period one year ago. Slightly higher sales volumes of these products were more than offset by lower prices, leading to the overall decrease in net sales. Canada and Japan experienced the largest declines in net sales, primarily attributable to price competition, unfavorable weather conditions in Canada, and a weakened economy in Japan. Volumes of non-branded glyphosate that we manufacture and supply to third parties were relatively unchanged from the first quarter of 2000 to the first quarter of 2001.

              A modest decline, driven primarily by mix, in the prices of our ROUNDUP family of branded products in the United States, was more than offset by volume growth of five percent, resulting in a slight increase in U.S. net sales. The increase in volumes was consistent with our strategy to provide unique formulations of ROUNDUP (such as ROUNDUP ULTRAMAX) and to provide a range of products within the ROUNDUP family of branded products to encourage new uses. We are also able to offer an integrated system that combines seeds, traits and herbicides. On September 20, 2000 the compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States. Although we have not had patent protection on glyphosate outside the United States for several years, we anticipate continued increases in competition from lower-priced generic and other branded glyphosate products.

              Net sales of our other Agricultural Productivity products increased 4%, to $346 million in 2001 compared with $333 million in 2000, led by net sales growth in our ROUNDUP lawn and garden and environmental technologies businesses. ROUNDUP lawn and garden first quarter 2001 net sales increased over the same period last year due primarily to strong performance at home centers and mass merchants, and price increases on certain products. Improvement in economic conditions in the sulfuric acid and fertilizer industries led to an increase in net sales of our environmental technologies business.

              A decline in net sales of our selective chemistry products partially offset these increases, primarily because of lower net sales of acetanilides in the United States and China. Sales of the HARNESS family of acetanilide herbicides were lower in the first quarter of 2001 because the company took advantage of a one-time market opportunity in the first quarter of 2000. However, acetanilide demand in Europe increased. The results for the first quarter of 2001 also included sales from a previously unconsolidated investment, which was consolidated beginning in the second quarter of 2000 when we acquired a controlling interest.

                        MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

              Operating expenses for the Agricultural Productivity segment remained relatively unchanged for the first three months of 2001 compared with the first three months of 2000, increasing one percent from the first quarter of 2000. Continued cost containment mitigated the effect of increased SG&A costs related to our ROUNDUP lawn and garden business. SG&A expenses and research and development spending as a percentage of sales remained stable. Other expense was negatively impacted by foreign currency losses related to the Brazilian real.

              EBIT for the Agricultural Productivity segment declined 30%, to $139 million for the three-month period ended March 31, 2001, as compared with $198 million for the same period in 2000, reflecting lower net sales, and to a lesser extent, the effects of foreign currency losses. Gross profit as a percentage of sales for the segment decreased approximately 3%, primarily because of a decline in the net selling price of our ROUNDUP family of herbicide products in certain countries and negative currency effects. EBIT for the first quarters of 2000 and 2001 was impacted by special items; EBIT (excluding special items) for the segment declined 22%, to $152 million for the three-month period ended March 31, 2001, as compared with $195 million for the same period in 2000.

Seeds and Genomics Segment

              Our Seeds and Genomics segment consists of the global seeds and related traits business and genetic technology platforms.

                                                          Three Months Ended
                                                               March 31,
         Seeds and Genomics Segment:                       2001         2000
                                                          -----        ------

           Net sales                                       $498         $488
                                                          -----        ------
                                                          -----        ------

           EBIT(1)                                          (32)         (67)
            Add: restructuring & special items - net          9           (1)
                                                          -----        ------
           EBIT (excluding special items)                   (23)         (68)
            Add: depreciation and amortization               79           88
                                                          -----        ------
           EBITDA (excluding special items) (2)            $ 56         $ 20
                                                          -----        ------

         (1) Earnings (loss) before cumulative effect of accounting change, interest and taxes
         (2) Earnings (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and special items.

              Net sales for the Seeds and Genomics segment increased 2% to $498 million for the first quarter of 2001 from $488 million in the same period in 2000. This growth was led by particularly strong results for Monsanto's soybean technology traits. Stronger cotton trait revenue reflected higher demand and use of biotechnology traits, particularly our stacked BOLLGARD and ROUNDUP READY traits. Conventional soybean seed sales also increased.

              These increases were partially offset by an overall decline in worldwide corn seed sales. Higher than anticipated product returns in Brazil and Argentina, coupled with decreased sales during the early Brazilian sales season were contributing factors to the decrease in corn seed sales. United States corn seed sales for the first quarter of 2001 were flat with those of the first quarter of 2000; however, trait revenues rose.

              Seeds and Genomics gross profit increased 7% in the first quarter of 2001 compared with the first quarter of 2000. Gross profit as a percentage of net sales improved two percentage points during the same period. This improvement is primarily a result of increased cotton and soybean biotechnology trait revenues. However, gross profit was negatively impacted by corn seed returns in Latin America.

                     MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

              Selling, general and administrative expenses and research and development expenses decreased 12% and 9%, respectively, for the first quarter of 2001 compared with the first quarter of 2000 primarily due to cost reductions as we narrowed our focus to certain key crops. The absence of amortization expense related to certain intangible assets associated with the Holden's Foundation Seeds, Inc. acquisition that became fully amortized in 2000, as well as savings realized as a result of our focus on cost management also contributed to the decline in selling, general and administrative expenses. Other expense declined $7 million in the first quarter of 2001 compared with the first quarter of 2000, primarily associated with a deferred payout provision related to a business divestiture in a prior year, partially offset by increased losses from equity affiliates.

              EBIT for the Seeds and Genomics segment improved to a loss of $32 million in the first quarter of 2001 versus a loss of $67 million in the first quarter 2000. This increase can be attributed to lower operating expenses and higher gross profit. Special items impacted the first quarter of 2001, and to a lesser extent, the first quarter of 2000. EBIT (excluding special items) for the Seeds and Genomics segment improved to a loss of $23 million in the first quarter of 2001 versus a loss of $68 million in the first quarter of 2000.

Our Agreement with The Scotts Company

              In 1998, Monsanto entered into an agency and marketing agreement with The Scotts Company (Scotts) with respect to our ROUNDUP lawn and garden business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the ROUNDUP lawn and garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement is deferred and required to be paid at later dates, together with interest. Monsanto is accruing the $20 million fixed fee per year owed by Scotts ratably over the periods during which it is being earned as a reduction of selling, general and administrative expenses. We are also accruing interest on the amounts owed by Scotts and including such amounts in interest income. The total amount owed by Scotts, including accrued interest, was $43 million and $42 million as of March 31, 2001 and December 31, 2000, respectively. Scotts is required to begin paying these deferred amounts at $5 million per year in monthly installments beginning October 1, 2002.

Events Affecting Comparability

              In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. Total pretax charges from this plan are expected to be approximately $425 million to $475 million, including $261 million of net charges incurred in 2000 and $22 million in the first quarter of 2001. The first quarter 2001 charge was primarily associated with employee termination severance costs and facility closures related to certain research and development programs and non-core activities.

              Results for the first quarter of 2000 included a pretax benefit of $4 million, related to the reversal of previously established restructuring reserves. These first quarter amounts were recorded in the Statement of Consolidated Income in the following categories:

                                                      Three Months Ended
                                                           March 31,
                                                     2001             2000
                                                    -----           ------
              Cost of Goods Sold                    $ (1)            $ --
                   Restructuring charges - net       (21)               4
                                                    -----           ------
              Income (Loss) Before Income Taxes      (22)               4
                   Income tax benefit (provision)      9               (1)
                                                    -----           ------
              Net Income (Loss)                     $(13)             $ 3
                                                    -----           ------
                                                    -----           ------
              Cash payments to complete our restructuring plan will be funded from operations and are not expected to significantly impact our liquidity. Additional charges are expected to be incurred as we plan to

                       MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

         continue to stringently focus our research and development programs and streamline our operations. These remaining restructuring charges we expect to incur relate primarily to facility closures and employee severance. We expect to incur approximately $140 million to $190 million of these costs during 2001 when plans are finalized, approved, and the appropriate communications to employees occur. We expect to implement these actions by the end of 2001. We anticipate that our restructuring plan will yield annual cash savings of approximately $100 million. See Note 6 - Restructuring and Other Special Items - of Notes to the Consolidated Financial Statements for further details.


Changes in Financial Condition - March 31, 2001 Compared with December 31, 2000

                                          March 31, 2001      December 31, 2000
                                          --------------      -----------------
           Working capital                     $2,192                $2,216
           Current ratio                       1.72:1                1.80:1
           Debt-to-total capitalization          27%                   19%

              Our working capital at March 31, 2001 remained relatively unchanged from December 31, 2000 working capital of $2.2 billion. We were able to maintain a consistent working capital level due to our debt structure, which allows us to use short-term commercial paper to fund our operating cash requirements. Accounts receivable increased due to the seasonality of our business, partially offset by negative currency impacts primarily related to the Brazilian real. As part of our focus on receivables management, worldwide collections increased 17% from the first quarter of 2000. Consequently, net receivables as a percent of quarterly sales was only one percentage point higher in the first quarter of 2000 than the first quarter of 2001 compared with a four percent increase during the same periods of 1999 and 2000. Other current liabilities decreased from year-end due to employee incentive payments, as well as customer prepayments utilized in the first quarter that were received prior to December 31, 2000. Accounts payable decreased from year-end primarily due to the payment of significant payables related to the ongoing construction of the glyphosate manufacturing facility in Brazil. The combination of these factors, the majority of which are consistent with the seasonality of our business, are the main contributors to our operating cash requirement. Capital expenditures in the first quarter declined $30 million from the first quarter of 2000, as we have completed several glyphosate expansion projects that were underway in the prior year.

              Our March 31, 2001 debt levels are higher than those of December 31, 2000 due to seasonal working capital requirements. At March 31, 2001, the company's borrowings included a related party loan payable of $785 million, a $150 million increase from year-end. We have committed external borrowing facilities amounting to $1.5 billion that were unused as of March 31, 2001.

              Related party transactions, excluding treasury cash management, during the first three months of 2001 and the last four months of 2000 (subsequent to the IPO) resulted in a net receivable from Pharmacia of $123 million and $99 million, as of March 31, 2001 and December 31, 2000, respectively. Transition services, including payroll, pension and information technology associated with the separation accounted for the outstanding receivable.



New Accounting Standards

              Monsanto adopted SFAS No. 133 and its amendments on January 1, 2001. These new accounting standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedge accounting. In accordance with the transition provisions of SFAS No. 133, we recorded a $2 million net-of-tax cumulative effect charge in other comprehensive income (loss) as of January 1, 2001. This amount reflects the deferred amount of derivative instruments designated as cash flow hedges. Substantially all of the transition adjustment recorded within accumulated other comprehensive income will be reclassified into earnings within the next twelve months. Upon adoption of SFAS No. 133, the $19 million difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, this transition adjustment had no net impact on earnings or shareowners' equity.

                      MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued) Outlook - Update

              Our first quarter is largely focused on preparing for the second quarter, which is our peak agricultural season in the Northern Hemisphere. ROUNDUP continues to face competition from generic producers in certain markets outside the United States, where patents protecting ROUNDUP expired many years ago. Compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States on September 20, 2000. A key driver for ROUNDUP growth in 2001 will be its use in conjunction with conservation tillage systems, which help farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weed growth.

              We expect to continue to selectively reduce prices through discounts, rebates or other promotional strategies to encourage new uses and to increase our sales volumes. This strategy likely will result in a modest reduction in our gross margin, consistent with gross margin reduction in the last three years. We expect that increased glyphosate sales volumes and growth in our other business lines will enable us to grow our total gross profit in the future. In addition, as other agricultural chemical suppliers have access to glyphosate in the U.S., their pricing policies may cause downward pressure on our prices. While there can be no assurance that any increases in volumes will offset price reductions, this generally has been our experience in world areas outside of the United States.

              We will continue to focus on managing costs, in particular selling, general and administrative expenses. We will also continue to aggressively manage working capital levels and focus on receivables management. Brazil and Argentina will continue to remain an area of focus, primarily with respect to receivables management and credit risk. Given the recent economic trends in Latin America, we will continue to closely track the economic conditions in Brazil and Argentina. However, if the economic conditions, including currency exchange rates, and conditions in the agricultural markets deteriorated substantially, it could have a material adverse effect on our financial position, profitability or liquidity or increase our credit risk in those countries.

               We continue to address concerns raised by consumers and public interest groups and questions posed by government regulators regarding agricultural and food products developed through biotechnology. We also continue to address concerns regarding, and issues rising from, the unintended (adventitious) presence of biotechnology materials in seed, crops or food. For example, we recently announced that one variety of ROUNDUP READY canola seed was being voluntarily withdrawn and that replacement seed would be provided to growers because of the presence of trace levels of an alternate version of the ROUNDUP READY trait. While both versions are safe and have been approved for food and feed use and environmental use in the country of origin, the alternate version had not been approved for import into key markets. It is management's belief that the resolution of this matter will not have a material adverse effect on our financial position, profitability, or liquidity. In order to address the issue of adventitious presence, we continue to press for the establishment of explicit thresholds for the adventitious presence of biotechnology traits. We are committed to addressing concerns regarding food products developed through biotechnology, and to achieving more effective regulation and greater acceptance and commercialization of biotechnology products.

              During the first three months of 2001, progress was made on the biotechnology regulatory fronts in Japan and Europe. Monsanto's new ROUNDUP READY corn product, different from that currently on the market, received Japanese import approval. This product had previously received both U.S. food and feed approvals and will be available in limited quantities for planting this spring in the United States. The European Union gave final approval to a directive that governs the approval process for all biotechnology products. While the rules on traceability and labeling of biotechnology products are still not resolved, the recent activity is an important step toward restarting the approval process in Europe. In April 2001, Argentina approved the planting of ROUNDUP READY cotton. Argentina, second only to the United States in the use of genetically modified seeds, had stopped approving the use of genetically modified agricultural products in 1998. Completion of the Argentine regulatory review process allows Monsanto

                       MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

         to move ahead with plans to commercialize ROUNDUP READY technology in cotton during the 2001 growing season. A small commercial launch in Argentina is expected, although the amount of seed that will be available in the fall of 2001 has yet to be determined.

              According to a study published by the United States Department of Agriculture in March 2001, farmers intend to plant a greater percentage of their total acres with seeds that contain biotechnology traits during the upcoming growing season when compared with the 2000 growing season. Consistent with this study, we expect that total United States acres planted with seeds that contain Monsanto's biotechnology traits will increase in 2001.

              As discussed in Note 7 - Commitments and Contingencies - of Notes to the Consolidated Financial Statements, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry continues to evolve.

              This Outlook section should be read in conjunction with outlook information in our annual report for the fiscal year ended December 31, 2000, which is incorporated by reference into our Annual Report on Form 10-K. For additional information regarding the outlook for Monsanto, see "Cautionary Statements Regarding Forward Looking Information," below.

Euro Conversion

              On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their national currencies and the euro. Greece joined the original 11 in early 2001. During the transition period, from January 1, 1999, until January 1, 2002, both the national currencies and the euro will be legal currencies. Beginning January 1, 2002, the euro will be the sole legal tender for commercial transactions in these countries.

              As of January 1, 1999, we began to engage in euro-denominated transactions and were legally compliant. We expect to have all affected information systems fully converted by December 2001. We do not expect the euro conversion to have a material effect on our competitive position, business operations, financial position or results of operations.

Cautionary Statements Regarding Forward Looking Information

              Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. We believe it is in the best interest of our shareowners to use these provisions in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. Forward-looking statements include our business plans; the potential for the development, regulatory approval, and public acceptance of new products; other factors that could affect our future operations or financial position, and other statements that are not matters of historical fact. Such statements often include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

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

              Competition for ROUNDUP: The family of ROUNDUP herbicides is a major product line. Patents protecting ROUNDUP in several countries expired in 1991, and compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States in September 2000. These herbicides are likely to face increasing competition in the future. We believe that we can compensate for increased competition both within and outside the United States and continue to increase revenues and profits from ROUNDUP through a combination of (1) marketing strategy, (2) pricing strategy, and (3) decreased production costs.

              Marketing Strategy: We expect to increase ROUNDUP sales by encouraging new uses (especially conservation tillage), providing unique formulations and services and offering integrated seed and biotech solutions. The success of our ROUNDUP marketing strategy will depend on the continued expansion of conservation tillage practices and our ability to realize and promote cost and production benefits of our product packages, and to introduce new ROUNDUP READY crops.

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

              Realization and Introduction of New Products: Our ability to develop and introduce to market new products, particularly new agricultural biotechnology products, will be dependent, among other things, upon the availability of sufficient financial resources to fund research and development needs; the success of our research efforts; our ability to gain consumer acceptance and regulatory approvals; the demonstrated effectiveness of our products; our ability to produce new products on a large scale and to market them economically; our ability to develop, purchase or license required technology; and the existence of sufficient distribution channels.

                       MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

               Governmental and Consumer  Acceptance:  The commercial success of agricultural and food products developed through biotechnology will depend in part on government and public acceptance of their cultivation, distribution and consumption. We continue to work with consumers, customers and regulatory bodies to encourage understanding of modern biotechnology, crop production and agricultural biotechnology products. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials around the world. However, public attitudes may be influenced by claims that genetically modified plant products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices, even if such claims have little or no factual or scientific basis. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. Some countries also have labeling requirements. In some markets, because these crops are not yet approved for import, growers in other countries may be restricted from introducing or selling their grain. Because some markets have not approved these products, some companies in the food industry have offered premiums for non-genetically-modified crops, or have refused to purchase crops grown from seeds developed through biotechnology. Concerns about marketability of these products may also deter farmers from planting them, even in countries where planting has been approved. These concerns have recently prompted agriculture officials in some states to propose prohibitions on planting genetically-modified wheat, which is one of the products in our pipeline. The development and sales of our products have been, and may in the future be, delayed or impaired because of adverse public perception or extreme regulatory caution in assessing the safety of our products and the potential effects of these products on other plants, animals, human health and the environment.

              Regulatory Approvals: The field testing, production and marketing of our products are subject to extensive regulations and numerous government approvals, which vary widely among jurisdictions. Obtaining necessary regulatory approvals can be time-consuming and costly, and there is no guarantee of success. Regulatory authorities can block the sale or import of our products, order recalls, and prohibit planting of seeds containing our technology. As agricultural biotechnology evolves, new unanticipated restrictions may be imposed. In addition, future international agreements may also affect the treatment of biotechnology products.

               Seed Quality: The detection of unintended (adventitious) biotechnology material in pre-commercial seed, commercial seed varieties or the crops and products produced could negatively affect our business or results of operations, or result in governmental regulatory compliance actions such as crop destruction or product recalls. For instance, we recently announced that one variety of ROUNDUP READY canola seed was being voluntarily withdrawn and that replacement seed would be provided to growers because of the presence of trace levels of an alternate version of the ROUNDUP READY trait. While both versions are safe and have been approved for food and feed use and environmental use in the country of origin, the alternate version had not been approved for import into key markets. In the past, the presence of ROUNDUP tolerance in conventional canola seed in the European Union resulted in government-mandated destruction of growing crops in some countries. This year, we have cooperated in dealing with government actions over seed purity in certain lots of soybean and corn seed in Italy and in one lot of a corn seed variety in one of the German states, Schleswig-Holstein. In addition, the reported presence in taco shells in the United States of a competitor's Bt gene not approved for food use has resulted in government scrutiny and a nationwide product recall. Concerns about seed quality related to biotechnology could also lead to additional regulations on our business, such as regulations related to testing procedures, mandatory governmental reviews of biotechnology advances, or the integrity of the food supply chain from the farm to the finished product. However, we and others in the industry are seeking the establishment of appropriate explicit threshold levels for the adventitious presence of biotechnology traits. Although we believe that such thresholds are implicit in existing laws, the establishment of explicit thresholds would clearly render adventitious presence acceptable if it is below the established threshold amounts.

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

              There is some uncertainty about the value of available patent protection in certain countries outside the United States. Moreover, the patent positions of biotechnology companies involve complex legal and factual questions. Rapid technological advances and the number of companies performing such research can create an uncertain environment. Patent applications in the United States are kept secret, and outside the United States, patent applications are published 18 months after filing. Accordingly, competitors may be issued patents from time to time without any prior warning to us. That could decrease the value of similar technologies that we are developing. Because of this rapid pace of change, some of our products may unknowingly rely on key technologies already patent-protected by others. If that should occur, we must obtain licenses to such technologies in order to continue to use them.

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

              Planting Decisions and Weather: Our business is highly seasonal. It is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and grower decisions about purchases of seeds, traits and herbicides. As they have for the last three years, crop commodity prices continue to be at historically low levels. There can be no assurance that this trend will not continue. These lower commodity prices affect growers' decisions about the types and amounts of crops to plant and may negatively influence sales of our herbicide and seed products.

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

                      MONSANTO COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)

              Markets Outside the United States: Sales outside the United States make up a substantial portion of our revenues and we intend to continue to actively explore international sales opportunities. Challenges we may face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, weather conditions, trade protection measures, import or export licensing requirements, and unexpected changes in regulatory requirements. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There are no material changes related to market risk from the disclosures in Monsanto's annual report on Form 10-K for the year ended December 31, 2000.

                             PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

              Pursuant to the Separation Agreement between us and Pharmacia Corporation (Pharmacia), effective September 1, 2000, we assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although Pharmacia may remain the named defendant or plaintiff in these cases, we will manage the litigation. In addition, in the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. While the results of litigation cannot be predicted with certainty, we do not believe these matters or their ultimate disposition will have a material adverse effect on our financial position, results of operation or cash flows. The following updates certain proceedings to which Pharmacia or we are a party and for which we are responsible. Other information with respect to legal proceedings appears in our Annual Report on Form 10-K for the year ended December 31, 2000.

              As described in Monsanto's Annual Report on Form 10-K for the year ended December 31, 2000, on March 30, 2000, E.I. duPont De Nemours and Company ("DuPont") filed a suit against Monsanto and Asgrow Seed Company LLC ("Asgrow") in the United States District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by Monsanto for alleged violations of federal antitrust acts and state law in connection with glyphosate-tolerant soybean business matters. The complaint asserts that Asgrow breached certain contract obligations and that Monsanto tortiously interfered with those obligations, and as a consequence DuPont is asserting previously resolved claims that Asgrow misappropriated intellectual property of DuPont. The complaint also alleges that Asgrow's actions improperly accelerated Monsanto's development of glyphosate-tolerant soybeans. DuPont has sought leave to amend its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of our advertising campaigns. Monsanto has filed to dismiss the lawsuit based on statute of limitations and estoppel. On April 16, 2001, Asgrow sought leave to file a counterclaim asserting that it is a co-owner of certain intellectual property rights asserted by DuPont in this lawsuit. Monsanto denies that it has engaged in any anti-competitive activities.

              As described in Monsanto's Annual Report on Form 10-K for the year ended December 31, 2000, on March 7, 2000, the United States Department of Justice filed suit on behalf of the EPA in United States District Court for the District of Wyoming against Monsanto, Solutia Inc. ("Solutia") and P4 Production, LLC ("P4 Production") seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. In light of the government's lawsuit, the companies have voluntarily dismissed a declaratory judgment action that they had previously brought, and have raised the same issues as an affirmative defense to this action, arguing that it is precluded by the doctrine of res judicata because the companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming, on June 25, 1999. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release.

              As described in Monsanto's Annual Report on Form 10-K for the year ended December 31, 2000, on November 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) ("Aventis") filed suit in the United States District Court in North Carolina against Monsanto and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB

         Genetics did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB Genetics' inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics has filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit. On March 8, 2000, Aventis filed with the Court of Appeals for the Federal Circuit its notice to appeal certain district court rulings that denied claims for further equitable relief against us. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis, entered prior to the June 3, 1999, jury verdict. In addition, we and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation, beginning in the spring 2001 planting season. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on September 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB Genetics will appeal any adverse final decision or judgment. An arbitration was filed on May 27, 1999, in the name of Calgene LLC, our wholly-owned subsidiary, claiming that as a former partner of Aventis, Calgene LLC is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from us or DEKALB Genetics pursuant to these proceedings.

              As described in Monsanto's Annual Report on Form 10-K for the year ended December 31, 2000, on March 27, 2000, DuPont filed a suit against Monsanto in the United States District Court for the District of South Carolina, seeking unspecified damages and injunctive relief for alleged violations of federal antitrust acts and state law in connection with glyphosate-related business matters. The complaint asserts that a DuPont herbicide product has not been successfully introduced into the marketplace due to alleged anticompetitive practices that have enhanced our sales of Roundup(R) herbicide and Roundup Ready(R) cotton. DuPont has sought leave to amend its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of our advertising campaigns. Monsanto entered into a glyphosate supply agreement with DuPont in December 1999. A jury trial is expected in 2002. Monsanto denies that it has engaged in any anti-competitive activities.

              As described in Monsanto's Annual Report on Form 10-K for the year ended December 31, 2000, on December 8, 1999, Monsanto filed suit against Pioneer in the United States District Court for the Eastern District of Missouri to terminate a technology license for glyphosate-tolerant soybeans and canola granted by it to Pioneer, on the ground that Pioneer had improperly assigned the license in connection with its merger with E. I. du Pont De Nemours and Company ("DuPont"). We allege that the assignment resulted in unauthorized sales, and therefore infringed our patents and violated our trademark rights. The court ordered that the contract issues and intellectual property issues be tried separately, in bifurcated proceedings. On June 27, 2000, the court held that Pioneer had assigned our intellectual property license in connection with the merger, and denied Pioneer's motion to dismiss the complaint. On March 20, 2001, a summary judgment was granted in our favor with respect to the contract phase of the proceedings, terminating Pioneer's license effective as of October 1, 1999, the date of its merger with Du Pont. The court granted Pioneer's request to allow it to take an interlocutory appeal of this judgment. The issue of damages will be resolved in the intellectual property phase of the proceedings. On May 1, 2001, the court stayed the intellectual property phase of the case pending the resolution of Pioneer's interlocutory appeal.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits: None
(B) Reports on Form 8-K: The Company furnished a report on Form 8-K on February 6, 2001, pursuant to Regulation FD, relating to its press release as of the same date. The report on Form 8-K included information furnished under Item 9, announcing that Monsanto's Chief Executive Officer would speak at the Goldman Sachs & Co. Fifth Annual AgChemicals/AgBiotechnology Conference.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MONSANTO COMPANY
                                            (Registrant)




                                          /s/ C. L. Tomlin
                                        -------------------
                                          CURTIS L. TOMLIN
                                      Vice President and Controller
                                      On behalf of the Registrant and
                                     as Principal Accounting Officer)



Date: May 14, 2001

                                  EXHIBIT INDEX

Exhibit
Number                     Description

     2                     Omitted - Inapplicable

     3                     Omitted - Inapplicable

     4                     Omitted - Inapplicable

     10                    Omitted - Inapplicable

     11                    Omitted - Inapplicable; see Note 5 of Notes to
                             Consolidated Financial Statements

     15                    Omitted - Inapplicable

     18                    Omitted - Inapplicable

     19                    Omitted - Inapplicable

     22                    Omitted - Inapplicable

     23                    Omitted - Inapplicable

     24                    Omitted - Inapplicable

     99                    Omitted - Inapplicable