Form 10-Q
period 2001-06-30
MONSANTO CO /NEW/
filed 2001-08-14
CIK 1110783

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

                    For the quarterly period ended June 30, 2001

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

YES X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     Outstanding at
     Class                                           July 31, 2001
Common Stock, $0.01 par value                    258,083,500 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months and six months ended June 30, 2001, and June 30, 2000, the Condensed Statement of Consolidated Financial Position as of June 30, 2001, and Dec. 31, 2000, the Condensed Statement of Consolidated Cash Flow for the six months ended June 30, 2001, and June 30, 2000, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural business of Pharmacia. See Note 1 - Basis of Presentation - of Notes to Consolidated Financial Statements for further details. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share and "earnings per pro forma share" and "per pro forma share" mean basic and diluted earnings per pro forma share. In tables, all dollars are in millions, except per share and per pro forma share amounts.

                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
          (in millions, except per share and per pro forma share amounts)
                                    Unaudited

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                    June 30,
                                                                         2001          2000          2001          2000
                                                                      ----------------------        --------------------

Net Sales                                                              $2,011        $2,007        $3,317        $3,328
Cost of Goods Sold                                                        822           801         1,521         1,489
                                                                       ------        ------        ------        ------
Gross Profit                                                            1,189         1,206         1,796         1,839

Operating Expenses:
   Selling, general and administrative expenses                           318           365           628           688
   Research and development expenses                                      136           146           270           291
   Amortization and adjustments of goodwill                                30           120            61           149
   Restructuring charges - net                                             31            45            52            41
                                                                       ------        ------        ------         -----
Total Operating Expenses                                                  515           676         1,011         1,169
Income From Operations                                                    674           530           785           670

Interest Expense                                                          (34)          (76)          (57)         (143)
Interest Income                                                             9             9            13            15
Other Expense - net                                                       (24)          (19)          (28)          (28)
                                                                       -------       -------        ------        ------
Income Before Income Taxes, Extraordinary Item and Cumulative
     Effect of Accounting Change                                          625           444           713           514
   Income tax provision                                                  (234)         (196)         (267)         (223)
                                                                       -------       -------        ------        ------
Income Before Extraordinary Item and Cumulative Effect of
     Accounting Change                                                    391           248           446           291
   Extraordinary loss on early retirement of debt - net of tax
     benefit of $2                                                        (2)           --            (2)           --
   Cumulative effect of a change in accounting principle -
     net of tax benefit of $16                                             --            --            --           (26)
Net Income                                                            $   389       $   248       $   444       $   265
                                                                      -------       -------       -------       -------
                                                                      -------       -------       -------       -------

Basic Earnings per Share (per Pro Forma Share in 2000):
     Income before extraordinary item and cumulative effect of
        accounting change                                             $   1.52     $   0.96       $   1.73     $   1.13
     Extraordinary item                                                  (0.01)          --          (0.01)         --
     Cumulative effect of a change in accounting principle                  --           --            --         (0.10)
                                                                      --------     --------       --------     ---------
Net Income                                                            $   1.51     $   0.96       $   1.72     $   1.03
                                                                      --------     --------       --------     ---------
                                                                      --------     --------       --------     ---------

Diluted Earnings per Share (per Pro Forma Share in 2000):
     Income before extraordinary item and cumulative effect of
        accounting change                                             $   1.48     $   0.96       $   1.69     $   1.13
     Extraordinary item                                                  (0.01)          --          (0.01)         --
     Cumulative effect of a change in accounting principle                  --           --            --         (0.10)
                                                                      --------     --------       --------     ---------
Net Income                                                            $   1.47     $   0.96       $   1.68     $   1.03
                                                                      --------     --------       --------     ---------
                                                                      --------     --------       --------     ---------

Weighted Average Shares Outstanding (Pro Forma in 2000):
   Basic                                                                 258.1         258.0         258.1         258.0
   Diluted                                                               263.5         258.0         263.5         258.0

                                   See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                          June 30,             Dec. 31,
                                                                                            2001                 2000
                                                                                         ---------         ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                                           $     236          $     131
     Receivables, net of allowances of $165 in 2001 and $171 in 2000                         3,562              2,515
     Miscellaneous receivables                                                                 339                283
     Related party loan receivable                                                              11                205
     Related party receivable                                                                   56                261
     Deferred tax assets                                                                       210                225
     Inventories                                                                             1,130              1,253
     Other current assets                                                                      101                100
                                                                                          --------            -------
Total Current Assets                                                                         5,645              4,973

Property, Plant and Equipment - net                                                          2,622              2,659
Goodwill - net                                                                               2,755              2,827
Other Intangible Assets - net                                                                  721                779
Other Assets                                                                                   559                488
                                                                                          --------           --------
Total Assets                                                                               $12,302            $11,726
                                                                                          --------           --------
                                                                                          --------           --------

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
     Short-term debt                                                                     $     861          $     158
     Related party short-term loan payable                                                     628                635
     Accounts payable                                                                          366                525
     Related party payable                                                                     167                162
     Accrued liabilities                                                                     1,136              1,277
                                                                                         ---------          ---------
Total Current Liabilities                                                                    3,158              2,757

Long-Term Debt                                                                                 902                962
Postretirement and Other Liabilities                                                           742                666
Shareowners' Equity:
     Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
            Issued:  258,083,500 shares in 2001 and 258,043,000 in 2000                          3                  3
      Additional contributed capital                                                         7,866              7,853
      Retained earnings                                                                        385                  2
      Accumulated other comprehensive loss                                                    (717)              (479)
      Reserve for ESOP debt retirement                                                         (37)                --
      Reserve for ESOP debt retirement - attributable to Monsanto                               --                (38)
                                                                                          --------           ---------
Total Shareowners' Equity                                                                    7,500              7,341
                                                                                          --------           ---------
Total Liabilities and Shareowners' Equity                                                  $12,302            $11,726
                                                                                          --------           ---------


                                   See the accompanying notes to consolidated financial statements.

                                     3

                        MONSANTO COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                    Unaudited

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                      2001         2000
                                                                                                    ---------    ---------
Total Cash Required by Operations                                                                    $  (384)    $  (822)
                                                                                                    ---------    ---------

Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                                              (205)       (325)
   Acquisitions and investments                                                                          (80)        (99)
   Loans with related party                                                                               38          --
                                                                                                      -------     -------
Net Cash Flows Required by Investing Activities                                                         (247)       (424)
                                                                                                      -------     -------

Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                                                    700       1,190
   Loans from related party                                                                              148          --
   Long-term debt reductions                                                                             (58)         --
   Net transactions with Pharmacia                                                                        --          71
   Dividend payments                                                                                     (54)         --
                                                                                                       ------     ------

Cash Flows Provided by Financing Activities                                                              736       1,261
                                                                                                       ------     ------

Net Increase in Cash and Cash Equivalents                                                                105          15
Cash and Cash Equivalents Beginning of Year                                                              131          26
                                                                                                       -----      ------
Cash and Cash Equivalents at End of Period                                                           $   236    $     41
                                                                                                     --------   --------


The effect of exchange rate changes on cash and cash equivalents was not material. All interest expense on debt specifically attributable to Monsanto is included in the Statement of Consolidated Income for the six months ended June
30, 2000. However, no cash payments for interest or taxes were made by Monsanto during the six months ended June 30, 2000, because all interest and tax payments during this period were made by Pharmacia. Cash payments for interest and taxes for the six months ended June 30, 2001, were $54 million and $93 million, respectively.

Effective June 30, 2001, in connection with an agency agreement among certain subsidiaries of Monsanto and a Pharmacia subsidiary, $155 million was reclassified from both related party loan receivable and related party short-term loan payable to Monsanto intercompany loans, which have been eliminated in consolidation.

Pharmacia's net investment in Monsanto increased approximately $130 million during the six months ended June 30, 2000, resulting from non-cash transactions.

                                   See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 - Basis of Presentation

               Monsanto is comprised of the operations, assets and liabilities that were previously the agricultural business of Pharmacia. This agricultural business was transferred to Monsanto from Pharmacia on Sept. 1, 2000, pursuant to the terms of a Separation Agreement dated as of that date (the Separation Agreement).

               The consolidated financial statements for all periods prior to Sept. 1, 2000, including the consolidated financial statements for the three months and six months ended June 30, 2000, that are presented herein, have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia during the three months and six months ended June 30, 2000, included in the Statement of Consolidated Income have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during periods prior to Sept. 1, 2000.

               On Oct. 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an initial public offering (IPO). The total net proceeds to Monsanto were $723 million. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.2 percent ownership of Monsanto as of June 30, 2001.

               The accompanying Statement of Consolidated Income for the three months and six months ended June 30, 2001, and June 30, 2000, the Condensed Statement of Consolidated Financial Position as of June 30, 2001, and the Condensed Statement of Consolidated Cash Flow for the six months ended June 30, 2001, and June 30, 2000, have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, and the quarterly report on Form 10-Q for the period ended March 31, 2001.

               Financial information for the first six months of 2001 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

Note 2 - New Accounting Standards

               In June 2001, the Financial Accounting Standards Board simultaneously approved Statement of Financial Accounting Standards
          (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interests method. The Business Combinations statement also provides broader criteria for identifying the types of acquired intangible assets that are required to be recognized separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Monsanto is required to adopt the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also will require Monsanto to evaluate its existing goodwill and other intangible assets and to make any necessary reclassifications to conform with the new requirements at the date of adoption.

               SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on Jan. 1, 2002, goodwill will no longer be amortized; rather, it will be tested for impairment at least annually and in conjunction with an initial goodwill impairment test to be performed in 2002. SFAS No. 142 requires companies to record any impairment loss resulting from the initial impairment test as an accounting change in accordance with Accounting Principles Board Opinion (APB) No. 20,

                        MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(Continued)

          Accounting Changes. Upon adoption of SFAS No. 142, Monsanto will be required to reassess the useful lives and residual values of all identifiable and recognized intangible assets and make any necessary amortization period adjustments by March 31, 2002. SFAS No. 142 also will require recognized intangible assets with definite useful lives to be amortized over such respective estimated lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of. Any acquired and identifiable intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS No. 142 until its life is determined to no longer be indefinite. Monsanto is currently assessing its position but has not yet determined the effect that the adoption of these standards will have on its consolidated financial position or results of operations.

               Monsanto adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments on Jan. 1, 2001. These new accounting standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedge accounting. In accordance with the transition provisions of SFAS No. 133, the company recorded a $2 million net-of-tax cumulative effect charge in other comprehensive income (loss) as of Jan. 1, 2001. This amount reflects the deferred amount of derivative instruments designated as cash flow hedges. Substantially all of the transition adjustment recorded within accumulated other comprehensive income will be reclassified into earnings within 12 months of adopting the standards. Upon adoption of SFAS No. 133, the $19 million difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, this transition adjustment had no net effect on earnings or shareowners' equity. See Note 9 for further details of Monsanto's accounting for derivative instruments and hedging activities.

               In 2000, Monsanto adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), the Securities and Exchange Commission's interpretation of accounting guidelines on revenue recognition. The adoption of SAB 101 primarily affected the company's recognition of license revenues from biotechnology traits sold through third-party seed companies. Monsanto restated license revenues in 2000 to be recognized when a grower purchases seed as compared with the previous practice of recognizing the license revenue when the third-party seed company sold the seed into the distribution system. SAB 101 required companies to report any change in revenue recognition related to adopting its provisions as an accounting change in accordance with APB No. 20. Monsanto recognized the cumulative effect of a change in accounting principle of a loss of $26 million, net of taxes of $16 million, effective Jan. 1, 2000.

Note 3 - Inventories

              Components of inventories as of June 30, 2001, and Dec. 31, 2000, were as follows:

                                                June 30,                Dec. 31,
                                                 2001                    2000
                                                -------                 -------
              Finished goods                    $ 490                   $ 753
              Goods in process                    397                     267
              Raw materials and supplies          272                     259
                                                -----                   -----
              Inventories, at FIFO cost         1,159                   1,279
              Excess of FIFO over LIFO cost       (29)                    (26)
                                                ------                  ------
              Total                             $1,130                  $1,253
                                                ------                  ------

Note 4 - Comprehensive Income

               Comprehensive income includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive income for the three months ended June 30,

                          MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(Continued)

          2001, and June 30, 2000, was $320 million and $180 million, respectively. Comprehensive income for the six months ended June 30, 2001, and June 30, 2000, was $205 million and $222 million, respectively.

Note 5 - Earnings Per Share and Per Pro Forma Share

               On Oct. 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.2 percent ownership of Monsanto as of June 30, 2001. The company also issued 10,000 restricted shares at the time of the IPO. During 2001, the company issued an additional 40,500 restricted shares.

               Basic earnings per common share (EPS) for the three months and six months ended June 30, 2001, were computed using the weighted average number of common shares outstanding during the period (258,057,000 shares). Diluted EPS for the three months and six months ended June 30, 2001, were computed taking into account the effect of dilutive potential common shares, calculated to be 5,461,706 shares. These dilutive potential common shares consist of outstanding stock options. Basic and diluted earnings per pro forma share for the three months and six months ended June 30, 2000, were computed using common shares outstanding (258,043,000 shares) immediately after the IPO.

Note 6 - Extraordinary Item

               In connection with the separation of Monsanto's businesses from those of Pharmacia, and pursuant to the Employee Benefits and Compensation Allocation Agreement between Pharmacia and Monsanto dated as of Sept. 1, 2000, certain assets and liabilities of the Pharmacia Corporation Savings and Investment Plan (formerly known as the Monsanto Savings and Investment Plan) (the "Pharmacia SIP") have been transferred to a new Monsanto Savings and Investment Plan (the "Monsanto SIP"); and assets and liabilities of a trust (the "Pharmacia ESOP"), established under the Pharmacia SIP were restructured and divided between the Pharmacia ESOP and a trust established under the Monsanto SIP (the "Monsanto ESOP"). This restructuring included the restructuring of debt owed by the Pharmacia ESOP. Certain costs associated with this debt restructuring were allocated to Monsanto, resulting in a pretax extraordinary loss of $4 million ($2 million aftertax) for the quarter ended June 30, 2001.

Note 7 - Restructuring and Other Special Items

               In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. In connection with this plan, Monsanto incurred $261 million of net charges in 2000. Restructuring and other special items, primarily associated with the implementation of this plan, were also recorded in 2001. These charges totaled $69 million pretax ($43 million aftertax) for the first six months of 2001, with $47 million ($30 million aftertax) recorded in the second quarter. The pretax components of the restructuring and other special items for the three months and six months ended June 30, 2001, were as follows:

                                                                           Three Months Ended        Six Months Ended
                                                                              June 30, 2001           June 30, 2001
                                                                            ---------------          ---------------

        Workforce Reductions                                                     $  5                      $20
        Facility Closures / Exit Costs                                             14                       18
        Asset Impairments:
             Inventories                                                           10                       11
             Other current assets                                                   4                        4
             Property, plant and equipment - net                                    8                        8
             Other intangible assets - net                                         --                        2
        Other Special Items                                                         6                        6
                                                                                -----                     -----
        Total Pretax Charge                                                       $47                      $69
                                                                                -----                     -----
                                                                                -----                     -----

                             MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(Continued)

               The workforce reduction costs for the three months and six months ended June 30, 2001, included involuntary employee separation costs for approximately 110 and 230 employees worldwide, respectively, including positions in administration, manufacturing and research and development related to non-core programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations, equipment dismantling and disposal and other shutdown costs resulting from the exit of certain research programs and non-core activities. The asset impairments related to property, plant and equipment, other current assets and other intangible assets. In addition, $10 million and $11 million related to the write-off of inventories was recorded within cost of goods sold for the three months and six months ended June 30, 2001, respectively. The company expects these employee reductions, asset dispositions and other exit activities to be completed by Dec. 31, 2001. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly affect the company's liquidity. The second quarter of 2001 also included a $6 million charge, recorded within other expense - net, for the impairment of an equity security due to adverse business developments of the investee.

               In the second quarter of 2000, Monsanto recorded a pretax charge of $161 million to operations, consisting of asset impairments of $129 million, workforce reduction costs of $31 million and other exit costs of $1 million. Results for the first quarter of 2000 included a pretax benefit of $4 million related to the reversal of previously established restructuring reserves, resulting in a net pretax charge of $157 million for the first six months of 2000. The workforce reduction charge reflected involuntary employee separation costs for 375 employees worldwide. The asset impairments during the same period consisted of $32 million for laureate oil inventories, $86 million for intangible assets (including $84 million of goodwill) and $11 million for equipment write-offs.

              These amounts were recorded in the Statement of Consolidated Income in the following categories:

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                              2001               2000           2001              2000
                                                             ------------------------          ------------------------


         Cost of Goods Sold                                   $(10)           $  (32)            $(11)         $  (32)
            Restructuring charges - net                        (31)              (45)             (52)            (41)
            Amortization and adjustments of goodwill            --               (84)              --             (84)
         Other Expense - net                                    (6)               --               (6)             --
                                                              -----           -------           ------         ------
         Income (Loss) Before Income Taxes                     (47)             (161)             (69)           (157)
            Income tax benefit (provision)                      17                35               26              34
                                                              -----           -------           ------         -------
         Net Income (Loss)                                    $(30)            $(126)            $(43)          $(123)
                                                              -----           -------           ------         -------
                                                              -----           -------           -------        -------

                       MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(Continued)

     Activities related to restructuring and other special items for the six months ended June 30, 2001, were as follows:

                                                                    Facility
                                                      Workforce    Closures/        Asset
                                                     Reductions    Exit Costs    Impairments      Other         Total
                                                     ----------    ----------    -----------      -----         -----
          Restructuring and Other Special Items
          -------------------------------------


          Jan. 1, 2001 reserve balance                  $30         $  6              $--         $ 2          $ 38

          Additions:
              First quarter 2001 actions                 15            4               3           --            22
              Second quarter 2001 actions                 5           14              22            6            47

          Costs charged against reserves                (25)          (8)             --           --           (33)

          Reclassification of reserves to
             other balance sheet accounts:
              Inventories                                --           --             (11)          --           (11)
              Other current assets                       --           --              (4)          (6)          (10)
              Property, plant and equipment - net        --           --              (8)          --            (8)
              Other intangible assets - net              --           --              (2)          --            (2)
                                                       --------      -------       -------       ------       -------

          June 30, 2001 reserve balance                  $25          $16            $--         $  2          $ 43


               During the first two quarters of 2001, $9 million was paid to former employees whose involuntary termination benefits were recorded in 2000, but elected to defer payment until 2001. For the first two quarters of 2001, approximately 190 former employees received cash severance payments totaling $16 million. Exit costs of $8 million associated with contract terminations, equipment dismantling and disposal were also paid during the first half of 2001.

Note 8 - Commitments and Contingencies

               Monsanto is a party to litigation in its own name and is also a party to a number of lawsuits for which Monsanto assumed responsibility upon its separation from Pharmacia, all of which Monsanto is vigorously defending. Such matters relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of such litigation will not have a material adverse effect on Monsanto's financial position, profitability or liquidity.

               In April 1999, a jury verdict was returned against DEKALB Genetics (which is now a wholly owned subsidiary of Monsanto), in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) (Aventis), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB Genetic's nondisclosure of relevant information and that DEKALB Genetics did not have the right to license, make or sell products using Aventis' technology for glyphosate resistance under this agreement. The jury awarded Aventis $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB Genetics has appealed this verdict, believes

                         MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(Continued)

          it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. An arbitration has been filed on behalf of Calgene LLC, a wholly-owned subsidiary of Monsanto, claiming that as a former partner of Aventis, Calgene is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from Monsanto or DEKALB Genetics pursuant to these proceedings. No provision has been made in Monsanto's consolidated financial statements with respect to the award for punitive damages.

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

Note 9 - Accounting for Derivative Instruments and Hedging Activities

               Monsanto's business and activities expose it to a variety of market risks, including risks related to the effects of changes in commodity prices, foreign currency exchange rates, interest rates, and to a lesser degree security prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. The company's market risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on operating results. Monsanto's overall objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the effects of these exposures.

              Fair Value Hedges

               The company uses futures and option contracts to manage the value of its corn and soybean inventories that the company buys from growers. Generally, the company hedges from 70 percent to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.

               From time to time, interest rate swap agreements are used to reduce interest rate risks and to manage interest exposure. Monsanto may from time to time use interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. The resulting cost of funds may be lower than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount.

               The difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair value hedges, determined in accordance with SFAS No. 133, had no effect on earnings for the three months or six months ended June 30, 2001. No fair value hedges were discontinued for the three months or six months ended June 30, 2001.

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

               For the three months and six months ended June 30, 2001, Monsanto recognized a net loss of $1 million and $2 million, respectively, within cost of goods sold, which represented the ineffectiveness of all cash flow hedges. These amounts represent the portion of the derivatives' fair value that is excluded from the assessment of hedge effectiveness. No cash flow hedges were discontinued during the three months or six months ended June 30, 2001.

                          MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(Continued)

               As of June 30, 2001, $3 million of aftertax deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next 12 months. The actual sales of the inventory, which are expected to occur over the next 12 months, will necessitate reclassifying the derivative losses into earnings. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months.

              Foreign Currency Hedges

               Monsanto is exposed to currency exchange rate fluctuations related to certain intercompany and third-party transactions. The company may purchase foreign exchange options and forward exchange contracts as hedges of anticipated sales and/or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual dollar-net-cash flows will be adversely affected by changes in exchange rates. The company purchases foreign currency exchange contracts to hedge the adverse effects that fluctuations in exchange rates may have on foreign currency-denominated third-party and intercompany receivables and payables.

Note 10 - Segment Information

               Monsanto  manages  its  business  in two  segments:  Agricultural
          Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn and garden, and environmental technologies business lines. The Seeds and Genomics segment is comprised of the global seeds and related traits businesses and genetic technology platforms. Sales between segments were not significant. Business segment data, as well as reconciliation of total Monsanto Company EBIT (earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes) to income before extraordinary item and cumulative effect of accounting change for the three months and six months ended June 30, 2001, and June 30, 2000, is presented in the table that follows.

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                                                    2001        2000           2001        2000
                                                                 -------------------         -------------------

        Net Sales:
           Agricultural Productivity                              $1,574      $1,461          $2,382      $2,294
           Seeds and Genomics                                        437         546             935       1,034
                                                                  ------      ------          ------      -------
             Total Monsanto                                       $2,011      $2,007          $3,317      $3,328
                                                                  ------      ------          ------      -------
                                                                  ------      ------          ------      -------

        EBIT:
           Agricultural Productivity                             $   635     $   605         $   774     $   803
           Seeds and Genomics                                         15         (94)            (17)       (161)
                                                                 -------     --------        --------    --------
             Total Monsanto                                          650         511             757         642
           Interest expense - net of interest income                 (25)        (67)            (44)       (128)
           Income tax provision                                     (234)       (196)           (267)       (223)
                                                                 -------     --------        --------    --------
           Income Before Extraordinary Item and
             Cumulative Effect of Accounting Change              $   391     $   248         $   446     $   291
                                                                 -------     --------        -------     --------
                                                                 -------     --------        -------     --------

                         MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(Continued)

Note 11 - Related Party Transactions

               On Sept. 1, 2000, the company entered into a Transition  Services
          Agreement with Pharmacia, the company's majority shareowner. Under the agreement, Monsanto provides certain administrative support services for Pharmacia, while Pharmacia primarily provides information technology support for Monsanto. In addition, the two companies pay various payroll charges, taxes and travel costs that are associated with the business activities of the other. Monsanto and Pharmacia also rent research laboratory and office space from each other. Since Sept. 1, 2000, each party has charged the other entity rent based on a percentage of occupancy times the cost to operate the facilities. During the three months and six months ended June 30, 2001, Monsanto recognized expenses of $16 million and $33 million, respectively, and recorded a reimbursement of $11 million and $23 million, respectively, for costs incurred on behalf of Pharmacia. As of June 30, 2001, and Dec. 31, 2000, the company had a net payable balance (excluding dividends payable) of $111 million and a net receivable balance (excluding dividends payable) of $99 million, respectively, with Pharmacia. These balances were largely associated with transactions related to the Separation Agreement.

               Since the IPO closing date of Oct. 23, 2000, Pharmacia manages the loans and deposits of Monsanto's ex-U.S. subsidiaries and is the counter-party for all foreign currency exchange contracts. Interest rates and fees are comparable to those that Monsanto would have incurred with a third party. As of June 30, 2001, and Dec. 31, 2000, Monsanto was in a net borrowing position of $617 million and $430 million, respectively, with Pharmacia. As of June 30, 2001, and Dec. 31, 2000, the fair value of the company's outstanding foreign currency exchange contracts was $4 million and $3 million, respectively.

               On June 20, 2001, Monsanto declared a quarterly dividend of $0.12 per share and recorded a related dividend payable to Pharmacia of $26 million. The $26 million first quarter dividend was paid to Pharmacia during the second quarter of 2001.

               Effective June 30, 2001, certain subsidiaries of Monsanto entered into an agency agreement with a Pharmacia subsidiary, whereby the Pharmacia subsidiary now acts as the Monsanto subsidiaries' agent for certain ex-U.S. treasury transactions. Under the agreement, certain transactions, which were previously reflected as related party loans receivable and payable, are now reflected as Monsanto intercompany transactions. As a result, on June 30, 2001, $155 million was reclassified from both related party loan receivable and related party short-term loan payable to Monsanto intercompany loans, which have been eliminated in consolidation.

                        MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Monsanto Company and subsidiaries is comprised of the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation (Pharmacia). This agricultural business was transferred to Monsanto from Pharmacia on Sept. 1, 2000, pursuant to the terms of a Separation Agreement dated as of that date.

               The consolidated financial statements for all periods prior to Sept. 1, 2000, including the consolidated financial statements for the three months and six months ended June 30, 2000, that are presented herein, have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia during the three months and six months ended June 30, 2000, included in the Statement of Consolidated Income have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during all periods prior to Sept. 1, 2000.

               On Oct. 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an initial public offering (IPO). The total net proceeds to Monsanto were $723 million. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.2 percent ownership of Monsanto as of June 30, 2001.

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

               We   manage   our   business   in  two   segments:   Agricultural
          Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of our crop protection products, animal agriculture, residential lawn and garden products and environmental technologies businesses. The Seeds and Genomics segment is comprised of our global seed and related traits business and our genetic technology platforms. Management's Discussion and Analysis should be read in conjunction with Monsanto's Consolidated Financial Statements and the accompanying notes and the Quantitative and Qualitative Disclosures About Market Risk following this section. This quarterly report on Form 10-Q should be read in conjunction with Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, and quarterly report on Form 10-Q for the period ended March 31, 2001.

               Financial information for the first six months of 2001 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

               The primary operating performance measure for our two segments is income (loss) before extraordinary item, cumulative effect of accounting change, interest expense and taxes (EBIT). Total company EBIT increased 27 percent to $650 million for the second quarter of 2001 from $511 million for the same period in the prior year. For the first six months of 2001, total company EBIT increased 18 percent to $757 million from $642 million for the same period in the prior year. However, in 2001 and 2000 special items affected our results. Additionally, our seed company acquisitions (primarily those that occurred in 1998) have resulted in substantial amortization expense charges associated with goodwill and other intangible assets. Accordingly, management believes that earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and special items (EBITDA (excluding special items)) is an appropriate measure for evaluating the operating performance of our business. EBITDA (excluding special items)

                      MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

          eliminates, among other things, the effects of depreciation of tangible assets and amortization of intangible assets, most of which resulted from the seed company acquisitions accounted for under the purchase method of accounting. It also eliminates the effects of the special items described under "Events Affecting Comparability" and in
          Note 7 - Restructuring and Other Special Items - of Notes to Consolidated Financial Statements. The presentation of EBITDA (excluding special items) is intended to supplement investors' understanding of our operating performance. EBITDA (excluding special items) may not be comparable to other companies' EBITDA performance measures. It is not intended to replace net income, cash flows, financial position or comprehensive income, as determined in accordance with accounting principles generally accepted in the United States. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142 on Jan. 1, 2002, Monsanto will no longer amortize goodwill. Monsanto has not yet determined the effect adoption of this new accounting standard will have on EBITDA (excluding special items).

               Unless otherwise indicated, "Monsanto" and "the company", and references to "we", "our" and "us", are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural business of Pharmacia. See Note 1 - Basis of Presentation - of Notes to Consolidated Financial Statements. In tables, all dollars are in millions. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters.

Results of Operations - Second Quarter 2001 Compared with Second Quarter 2000

                                                                             Three Months Ended
                                                                                  June 30,
                                                                               2001         2000
                                                                              ------------------
        Total Monsanto Company and Subsidiaries:
           Net sales                                                         $2,011       $2,007
                                                                             ------       ------
                                                                             ------       ------

           Income before extraordinary item and cumulative
             effect of accounting change                                    $   391    $     248
               Add:   Interest expense - net of interest income                  25           67
                      Income tax provision                                      234          196
                                                                            -------     --------
           EBIT(1)                                                              650          511
               Add:   restructuring & other special items                        47          161
                                                                            -------     --------
           EBIT (excluding special items)                                       697          672
               Add:   depreciation and amortization                             132          132
                                                                            -------     --------
           EBITDA (excluding special items) (2)                             $   829      $   804
                                                                            -------     --------
                                                                            -------     --------


         (1) Earnings before extraordinary item, cumulative effect of accounting change, interest and taxes
         (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

                       MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)
               Net income improved to $389 million, or $1.47 per share, for the second quarter of 2001, compared with net income of $248 million, or $0.96 per pro forma share, for the second quarter 2000. However, there were restructuring and other special items in both periods. The results for the second quarters of 2001 and 2000 included aftertax charges of $30 million and $126 million, respectively. See "Events Affecting Comparability" for further details. Additionally, a $2 million aftertax loss was recognized in the second quarter of 2001 related to the early retirement of Employee Stock Ownership Plan
          (ESOP) debt. See Note 6 - Extraordinary Item - of Notes to Consolidated Financial Statements for further details. Excluding these special items in both periods and the extraordinary item in 2001, net income for the second quarter of 2001 would have been $421 million, or $1.60 per share, compared with $374 million, or $1.45 per pro forma share, for the second quarter of 2000.

               Net  sales  were   essentially  flat  at  $2.0  billion  for  the
          three-month periods ended June 30, 2001, and June 30, 2000. The strengthening of the U.S. dollar relative to most foreign currencies, particularly the euro and the Japanese yen, negatively affected sales by 2 percent, or $33 million. Increased sales from our Agricultural Productivity segment were offset by an overall decline in sales from our Seeds and Genomics segment. The increased Agricultural Productivity net sales can be attributed to ROUNDUP branded herbicides for agricultural and commercial uses, and to a lesser extent, our ROUNDUP lawn and garden products for residential use. Lower sales of conventional corn seed, resulting from significant returns in Latin America and fewer planted acres of corn in the United States during the 2001 season, contributed to the Seeds and Genomics net sales decrease.

               For the three-month period ended June 30, 2001, cost of goods sold grew 3 percent to $822 million from cost of goods sold of $801 million for the same period in 2000. Gross profit declined 1 percent, to $1.19 billion for the second quarter of 2001 from $1.21 billion for the second quarter of 2000. Gross profit as a percent of sales declined one percentage point, from 60 percent in the second quarter of 2000 to 59 percent during the same period this year. Increased gross profit from improved performance of our Agricultural Productivity segment was offset by a decline in the gross profit of our Seeds and Genomics segment. Returns of conventional corn seed in Latin America were the leading factor in the Seeds and Genomics decline.

               Selling, general and administrative (SG&A) expenses decreased 13 percent to $318 million for the second quarter of 2001, compared with $365 million for the same period in 2000. SG&A expenses as a percent of sales declined from 18 percent to 16 percent. These decreases are reflective of continued cost management efforts and the absence of amortization expense related to certain seed assets that became fully amortized in the third quarter of 2000.

               Research and development (R&D) expenses decreased 7 percent to $136 million for the second quarter of 2001, compared with $146 million for the second quarter of 2000. Our reduced R&D spending reflects the actions we have taken to focus on core programs related to our key crops.

               Amortization and adjustments of goodwill decreased $90 million to $30 million in the second quarter of 2001, compared with $120 million in the second quarter of 2000 primarily as a result of an $84 million write-down of goodwill in 2000 associated with our decision to terminate certain nutrition programs.

               Interest expense, net of interest income, decreased nearly 63 percent to $25 million for the second quarter of 2001, compared with $67 million for the second quarter of 2000. This decrease reflects the $2.9 billion reduction in debt resulting from our separation from Pharmacia and our initial public offering in 2000. Our June 30, 2001, debt levels are higher than those of Dec. 31, 2000, due to seasonal working capital requirements. Other expense, net of other income, increased $5 million in the second quarter of 2001 when compared to the same period in the prior year, primarily as a result of an impairment of an equity investment. Excluding this impairment charge, other expense would have declined slightly.

               Income tax provision increased 19 percent to $234 million for the second quarter of 2001 compared with $196 million for the same period in 2000. This increase was largely due to the 41 percent improvement in pretax income (before extraordinary item and the cumulative effect of accounting change) in the second quarter of 2001 compared with the second quarter of 2000. The effective tax rate decreased to 37 percent for the six months ended June 30, 2001, from 44 percent for the six months ended June 30, 2000. The higher effective tax rate in 2000 was a result of the $84 million write-down of goodwill, which was not tax deductible, in the second quarter of 2000.

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

                                                             Three Months Ended
                                                                   June 30,
                                                              2001         2000
                                                             ------------------
           Net sales                                        $1,574       $1,461
                                                            ------       ------

           EBIT(1)                                           $ 635        $ 605
            Add: restructuring & other special items            27           12
                                                             -----       ------
           EBIT (excluding special items)                      662          617
            Add: depreciation and amortization                  50           44
                                                             -----       ------
           EBITDA (excluding special items) (2)              $ 712        $ 661
                                                             ------      ------
                                                             ------      ------

         (1) Earnings before extraordinary item, cumulative effect of accounting change, interest and taxes
         (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

               In the Agricultural Productivity segment, net sales increased 8 percent to $1.6 billion for the second quarter of 2001, compared with $1.5 billion in the second quarter of 2000. The quarter-over-quarter increase was led by increased sales of our ROUNDUP family of herbicides in the United States and Argentinean markets. The ROUNDUP lawn and garden business also delivered a strong sales performance, along with a slight improvement in our animal agriculture business.

               Worldwide net sales for our ROUNDUP herbicides and other glyphosate products (excluding ROUNDUP lawn and garden) increased 4 percent to $1.1 billion for the second quarter of 2001 from $1.0 billion for the same period last year. Worldwide volumes of these products increased 19 percent; however, the effects of lower prices in certain countries, currency fluctuations and the mix of branded product sales partially offset the volume growth.

               In the United States, the effect of 8 percent volume growth of our ROUNDUP family of branded products was partially offset by a 3 percent decline in price, primarily due to marketing programs with distributors, retailers and farmers. As a result, sales of ROUNDUP (excluding ROUNDUP lawn and garden products) in the United States increased 5 percent. The growth was led by increased demand in over-the-top applications with ROUNDUP READY crops. Due to the seasonality of the business, the majority of full-year 2001 sales in this market segment have taken place by the end of the second quarter. The other principal market segment for ROUNDUP, the burndown market, was comparable with prior year. The burndown market, which occurs prior to planting and includes use in conservation tillage applications, was affected by adverse weather conditions in the central and southern Corn Belt.

               Increased sales of branded ROUNDUP herbicide in Latin America also contributed to the net sales growth quarter-over-quarter, a result of increased adoption of conservation tillage in Argentina. The net sales increases in the United States and Latin America were partially offset by a decline in sales in Asia, primarily attributable to lower prices, including the effects of currency.

               The overall increase in worldwide branded ROUNDUP volumes is consistent with our post-patent pricing strategy and our strategy to provide unique formulations of ROUNDUP (such as ROUNDUP ULTRAMAX) and a range of products within the ROUNDUP family of branded products to encourage new uses. We are also able to offer integrated solutions that combine seeds, traits and herbicides.

               The Agricultural Productivity segment also benefited from an increase in sales by other businesses. Net sales of our other Agricultural Productivity products increased 16 percent, to $516 million in 2001 compared with net sales of $444 million in 2000. Second-quarter 2001 net sales for ROUNDUP lawn and garden products increased over the same period last year because of strong volume

                           MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

          growth and price increases on certain products. An improved dairy economy led to stronger animal agriculture sales of POSILAC bovine somatotropin. Higher sales of our other herbicides and other commercial activities also contributed to the sales growth.

               Quarterly operating expenses for the Agricultural Productivity segment decreased 8 percent despite the increase in net sales for the segment. SG&A expenses and R&D spending as a percent of sales dropped 3 percentage points, reflective of continued cost management.

               EBIT for the Agricultural Productivity segment increased 5 percent, to $635 million for the three-month period ended June 30, 2001, as compared with EBIT of $605 million for the same period in 2000. Increased sales of branded ROUNDUP herbicide and ROUNDUP lawn and garden products, improved sales and operational performance of our animal agriculture business, and lower SG&A expenses drove the EBIT improvement during the second quarter of 2001. Gross profit as a percent of sales for the segment declined by 3 percentage points. This decline was largely attributable to lower prices, including the effects of branded product mix and the effects of currency fluctuations, of ROUNDUP products in certain areas outside of the United States. Special items affected EBIT for the second quarters of 2001 and 2000; EBIT (excluding special items) for the segment increased 7 percent, to $662 million for the three-month period ended June 30, 2001, as compared with EBIT (excluding special items) of $617 million for the same period in 2000.

Seeds and Genomics Segment

              Our Seeds and Genomics segment consists of the global seeds and related traits business and genetic technology platforms.

                                                          Three Months Ended
                                                                June 30,
                                                            2001         2000
                                                          -------------------

       Net sales                                           $437         $546
                                                           -----       -----
                                                           -----       -----
       EBIT(1)                                             $ 15        $ (94)
       Add: restructuring & other special items              20          149
                                                           ----        -----
       EBIT (excluding special items)                        35           55
       Add: depreciation and amortization                    82           88
                                                           ----        -----
       EBITDA (excluding special items)(2)                 $117         $143
                                                           ----        -----
                                                           ----        -----

        (1) Earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes
        (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

               Net sales for the Seeds and Genomics segment decreased 20 percent to $437 million for the second quarter of 2001 from net sales of $546 million in the same period in 2000, mainly due to an overall decline in worldwide conventional corn seed sales. Higher-than-anticipated returns of relatively high-priced corn seed in Latin America negatively affected second quarter sales by approximately $80 million. These seed returns resulted from a strategic move made last year to sell higher performance seed. However, farmers chose not to plant that seed, resulting in substantial returns of relatively high-priced corn seed this year. Corn seed sales in the United States also decreased, in part a result of lower planted acreage of corn this year and higher corn seed sales earlier in the 2000-2001 season. Trait revenue was essentially flat for the quarter when compared with revenues last year. Monsanto's soybean technology traits delivered strong quarterly results that were offset by a decline in quarterly cotton trait revenues. However, on a year-to-date comparison, soybean and cotton trait revenues both increased, reflective of higher demand for our biotechnology traits.

                         MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               Seeds and Genomics gross profit decreased 10 percent in the second quarter of 2001 compared with gross profit in the second quarter of 2000. The gross profit from biotechnology trait revenues partially offset the effect of the overall decline in conventional corn seed sales. Gross profit as a percent of net sales improved seven percentage points during the same period. However, gross profit for the second quarter of 2000 was negatively affected by $32 million of charges associated with inventory write-offs. See "Events Affecting Comparability" for further details.

               SG&A and R&D expenses decreased 18 percent and 10 percent, respectively, for the second quarter of 2001 compared with those expenses in the second quarter of 2000. Savings realized as a result of our focus on cost management contributed to the decline in SG&A expenses, as did the absence of amortization expense related to certain assets associated with the Holden's Foundation Seeds, Inc. (Holden's) acquisition that became fully amortized in the third quarter of 2000. Our reduced R&D spending reflects the actions we have taken to focus on core R&D programs. Other expense increased $8 million for the second quarter of 2001, compared with other expense in the second quarter of 2000, largely associated with an equity investment impairment and increased losses from equity affiliates.

               EBIT for the Seeds and Genomics segment improved to earnings of $15 million in the second quarter of 2001 versus a loss of $94 million in the second quarter 2000. However, special items significantly affected the second quarter of 2000, and to a much lesser extent, the second quarter of 2001. EBIT (excluding special items) for the Seeds and Genomics segment declined to $35 million in the second quarter of 2001 versus $55 million in the second quarter of 2000, as lower operating expenses did not completely mitigate lower net sales and gross profit.

Results of Operations - First Six Months of 2001 Compared with First Six Months of 2000


                                                     Six Months Ended
                                                         June 30,
                                                     2001           2000
                                                     --------------------

Total Monsanto Company and Subsidiaries:


 Net sales                                           $3,317        $3,328

 Income before extraordinary item and cumulative
  effect of accounting change                       $   446       $   291
    Add:   Interest expense - net of interest income     44           128
                      Income tax provision              267           223
 EBIT(1)                                                757           642
   Add:   restructuring & other special items            69           157
 EBIT (excluding special items)                         826           799
   Add:   depreciation and amortization                 269           275
 EBITDA (excluding special items) (2)                $1,095        $1,074

  (1) Earnings before extraordinary item, cumulative effect of accounting change, interest and taxes
  (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

                          MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               Net income totaled $444 million, or $1.72 per share, for the first six months of 2001 compared with net income of $265 million, or $1.03 per pro forma share, for the first six months of 2000. Both periods included restructuring and other special items. The first six months of 2001 and 2000 included aftertax charges of $43 million and $123 million, respectively. See "Events Affecting Comparability" for further details. Net income in 2001 also was affected by a $2 million aftertax extraordinary loss, or $0.01 per share, related to the early retirement of ESOP debt, while 2000 results included a cumulative effect of accounting change of $26 million aftertax, or $0.10 per pro forma share. Excluding the restructuring and other special items in both periods, the extraordinary item in 2001, and the cumulative effect of an accounting change in 2000, net income for the six-month period ended June 30, 2001, would have been $489 million, or $1.86 per share, compared with $414 million, or $1.60 per pro forma share, for the six-month period ended June 30, 2000.

               Net sales of $3.3  billion  for the first  half of 2001  remained relatively unchanged from the first half of 2000. Growth was negatively affected by the strong U.S. dollar, which reduced net sales by nearly 2 percent or $60 million. Conventional corn seed returns in Latin America significantly reduced sales within the Seeds and Genomics segment. Increased revenues from biotechnology traits - in particular, soybean and stacked cotton traits - and increased revenues from all businesses within the Agricultural Productivity segment mitigated the effects of the corn seed returns and currency fluctuations.

               Cost of goods sold increased 2 percent to $1.52 billion for the first six months of 2001 from $1.49 billion for the same period in 2000. Gross profit decreased 2 percent to $1.80 billion for six months ended June 30, 2001, compared with gross profit of $1.84 billion for the six months ended June 30, 2000. Gross profit as a percent of sales declined from 55 percent in the first half of 2000 to 54 percent in the same period this year. Increased gross profit from biotechnology trait revenues was offset by the negative effects of corn seed returns in Latin America and lower gross profit in our Agricultural Productivity segment during the first six months of 2001 when compared with the same period in 2000.

               SG&A expenses improved nearly 2 percent as a percent of net sales. These expenses declined 9 percent to $628 million for the six-month period ended June 30, 2001, compared with SG&A expenses of $688 million for the same period in 2000. This decrease was primarily due to continued cost management efforts and to a lesser extent, the absence of amortization expense related to certain assets that became fully amortized in the third quarter of 2000. Partially offsetting the reductions to SG&A expenses were increased agency fees payable to The Scotts Company (Scotts) as a result of increased sales from our ROUNDUP lawn and garden business in the first half of 2001. See "Our Agreement with The Scotts Company" for further details.

               R&D expenses decreased 7 percent to $270 million for the six-month period ended June 30, 2001, compared with $291 million for the six-month period ended June 30, 2000. Our reduced R&D spending reflects the actions we have taken to focus on certain key crops and eliminate certain research projects.

               In the six months ended June 30, 2000, we wrote down $84 million of goodwill associated with the decision to terminate certain nutrition programs. Excluding this write-down, amortization of goodwill was relatively flat in the six months ended June 30, 2001, compared with the same period in 2000.

               Interest expense, net of interest income, decreased nearly 66 percent to $44 million for the first six months of 2001, compared with $128 million for the first six months of 2000. This decrease reflects the $2.9 billion reduction in debt resulting from our separation from Pharmacia and our initial public offering in 2000. Our June 30, 2001, debt levels are higher than those of Dec. 31, 2000, due to seasonal working capital requirements. Other expense, net of other income, of $28 million for the first half of 2001 was unchanged from the same period last year. Other expense in the current year related to an impairment of an equity investment was largely offset by other income from a deferred payout provision related to a past business divestiture.

                           MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               Income tax provision increased 20 percent to $267 million for the six-month period ended June 30, 2001, compared with $223 million for the same period in 2000. This increase was largely due to the 39 percent improvement in pretax income (before extraordinary item and cumulative effect of accounting change) in the six-month period ended June 30, 2001, compared with the six-month period ended June 30, 2000. During the same period, the effective tax rate decreased from 43 percent for the six months ended June 30, 2000, to 37 percent for the six months ended June 30, 2001. This decrease was primarily a result of the non-deductibility of the $84 million goodwill write-down in 2000 and, to a lesser extent, the difference in the mix of earnings projected for 2001 versus 2000.

Agricultural Productivity Segment

               Our  Agricultural  Productivity  segment  consists  of  our  crop protection products (ROUNDUP and other glyphosate products and selective chemistries), animal agriculture, ROUNDUP lawn and garden, and environmental technologies businesses.

                                                              Six Months Ended
                                                                   June 30,
                                                              2001         2000
                                                              -----------------

            Net sales                                       $2,382       $2,294
                                                            ------       ------
                                                            ------       ------

            EBIT(1)                                          $ 774        $ 803
              Add: restructuring & other special items          40            9
                                                             -----        -----
            EBIT (excluding special items)                     814          812
              Add: depreciation and amortization               108           99
                                                             -----        -----
            EBITDA (excluding special items) (2)             $ 922        $ 911
                                                             -----        -----
                                                             -----        -----

         (1) Earnings before extraordinary item, cumulative effect of accounting change, interest and taxes
         (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

               In the Agricultural Productivity segment, net sales increased 4 percent to $2.4 billion for the first six months of 2001 as compared with $2.3 billion in the first six months of 2000. Increased sales of ROUNDUP branded herbicide in the United States and Argentinean markets and higher sales from our other agricultural productivity businesses contributed to the increase.

               Worldwide   net  sales  for  our  ROUNDUP   herbicide  and  other
          glyphosate products (excluding ROUNDUP lawn and garden) of $1.5 billion during the first six months of 2001 were roughly equal with those during the same period last year. Volumes of these products increased 12 percent during the period, but were offset by the 11 percent effect of mix and price of products sold. Excluding the effects of currency fluctuations, worldwide year-to-date price has declined more than 8 percent.

               In the United States, volume growth of 9 percent was slightly offset by a modest decline in the prices of our ROUNDUP family of branded products, driven primarily by marketing programs and branded product mix, resulting in an overall increase in U.S. net sales. This growth was due to increased demand in the over-the-top market segment. Increased adoption of ROUNDUP READY crops led to growth in the market for over-the-top applications of ROUNDUP. Due to the seasonality of the business, a majority of the full-year 2001 sales in this market segment has taken place by the end of the second quarter. The other principal ROUNDUP market segment, the burndown market, was comparable with prior year. The burndown market, which occurs prior to planting and includes use in conservation tillage applications, was affected by adverse weather conditions in the central and southern Corn Belt.

                        MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               Sales of ROUNDUP herbicide in Argentina were also higher than last year on the strength of increased demand for our branded products. However, Canada, Australia and Japan experienced declines in net sales, primarily attributable to price competition, unfavorable weather conditions in Canada and Australia, and the effect of currency fluctuations in Japan.

               The overall increase in global volumes is consistent with our post-patent pricing strategy and our strategy to provide unique formulations of ROUNDUP (such as ROUNDUP ULTRAMAX) and a range of products within the ROUNDUP family of branded products to encourage new uses. We are also able to offer integrated solutions that combine seeds, traits and herbicides.

               Net sales of our other Agricultural Productivity products increased 11 percent, to $862 million for the six months ended June 30, 2001, compared with net sales of $777 million in 2000, on the strength of net sales growth in our ROUNDUP lawn and garden business and other commercial activities. ROUNDUP lawn and garden first-half 2001 net sales increased over the same period last year, due primarily to strong volume growth and price increases on certain products. The results for the first half of 2001 also included sales from a previously unconsolidated investment, which was consolidated beginning in the second quarter of 2000 when we acquired a controlling interest. Global sales of acetanilide herbicides - primarily used to control weeds in corn crops - were lower in the first half of 2001 because the company took advantage of a one-time U.S. market opportunity in the first quarter of 2000.

               Operating expenses for the Agricultural Productivity segment declined 4 percent for the first six months of 2001. Continued cost management mitigated the effect of slightly higher SG&A costs related to our ROUNDUP lawn and garden business. Other expense for the segment decreased, primarily due to decreased losses from equity affiliates in 2001.

               EBIT for the Agricultural Productivity segment declined 4 percent, to $774 million for the six-month period ended June 30, 2001, as compared with $803 million for the same period in 2000. EBIT for the first six months of 2001 and 2000 was affected by special items; Agricultural Productivity EBIT (excluding special items) for the first six months of 2001 of $814 improved slightly from $812 for the same period a year ago. Overall gross profit for the segment declined 2 percent, with gross profit as a percent of sales dropping 3 percentage points. These gross profit declines resulted primarily from lower ROUNDUP prices, including the effects of currency and mix of branded products sold. Strong performance by the ROUNDUP lawn and garden business combined with improved cost management mitigated these margin shortfalls leading to the overall increase in EBIT (excluding special items) for the six months ended June 30, 2001.

Seeds and Genomics Segment

              Our Seeds and Genomics segment consists of the global seeds and related traits business and genetic technology platforms.

                                                        Six Months Ended
                                                            June 30,
                                                        2001         2000
                                                        ------------------

           Net sales                                     $935       $1,034
                                                        -----       ------
                                                        -----       ------

           EBIT(1)                                      $ (17)      $ (161)
            Add: restructuring & other special items       29          148
                                                        -----       ------
           EBIT (excluding special items)                  12          (13)
            Add: depreciation and amortization            161          176
                                                        -----       ------
           EBITDA (excluding special items) (2)          $173        $ 163
                                                        -----       ------
                                                        -----       ------

         (1) Earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes
         (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

                         MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               Net sales for the Seeds and Genomics segment decreased 10 percent to $935 million for the first six months of 2001 from $1.0 billion in the same period in 2000. This decline was largely a result of lower conventional corn seed sales in Latin America, where higher-than-anticipated returns of relatively high-priced corn seed affected sales by approximately $100 million. These seed returns resulted from a strategic move made last year to sell higher performance corn seed. However, farmers chose not to plant that seed, resulting in substantial returns of relatively high-priced corn seed this year. In the United States, increased revenues from biotechnology traits and higher soybean seed sales offset lower conventional corn seed sales. Lower corn planted acreage and higher corn seed sales earlier in the 2000-2001 season led to the decrease in U.S. corn sales in the first half of 2001. The increase in trait revenue was led by particularly strong results for Monsanto's ROUNDUP READY soybean technology traits. Increased cotton trait revenue reflected higher demand for biotechnology traits, particularly our stacked BOLLGARD and ROUNDUP READY traits. We estimate that our insect-resistant and ROUNDUP READY technologies were used on approximately 80 million acres in the United States during the 2001-growing season, an increase of 11 percent over the previous year.

               Year-to-date Seeds and Genomics gross profit declined 3 percent versus the comparable period last year. However, gross profit as a percent of net sales improved 4 percentage points during the same period. This is primarily a result of proportionally higher margin trait revenues, which offset the effects of the corn seed returns.

               SG&A expenses and R&D expenses decreased 15 percent and 10 percent, respectively, for the first half of 2001 compared with the first half of 2000 primarily due to cost reductions as we have narrowed our focus to certain key crops. The absence of amortization expense related to certain assets associated with the Holden's acquisition that became fully amortized in the third quarter of 2000 also contributed to the decline in SG&A expenses. Other expense increased $3 million in the current year. An impairment of an equity investment and increased losses from equity affiliates were largely offset by a deferred payout provision related to a past business divestiture.

               Seeds & Genomics EBIT for six months ended June 30, 2001, improved to a loss of $17 million versus an EBIT loss of $161 million for the six months ended June 30, 2000. Restructuring and other special items affected EBIT during 2001 and, to a greater extent, 2000. EBIT (excluding special items) for the Seeds and Genomics segment improved to earnings of $12 million in the first half of 2001 versus a loss of $13 million in the first half of 2000. Increased revenues from biotechnology traits and continued cost management drove the EBIT improvement and offset the effects of lower corn seed sales.

Our Agreement with The Scotts Company

               In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our ROUNDUP lawn and garden business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the ROUNDUP lawn and garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement is deferred and required to be paid at later dates, together with interest. Monsanto is accruing the $20 million fixed fee per year owed by Scotts ratably over the periods during which it is being earned as a reduction of selling, general and administrative expenses. We are also accruing interest on the amounts owed by Scotts and including such amounts in interest income. The total amount owed by Scotts, including accrued interest, was $45 million as of June 30, 2001, and $42 million as of Dec. 31, 2000. Scotts is required to begin paying these deferred amounts at $5 million per year in monthly installments beginning Oct. 1, 2002.

                           MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

Events Affecting Comparability

               In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. Total pretax charges from this plan are expected to be approximately $425 million to $475 million, including $261 million of net charges incurred in 2000 and $69 million in the first half of 2001. The first and second quarter 2001 charges were primarily associated with employee termination severance costs and facility closures related to certain R&D programs and non-core activities. The second quarter of 2001 also included a $6 million charge for the recognition of an impairment of an equity investment due to adverse business developments of the investee.

               In the second quarter of 2000, we recorded a pretax charge of $161 million to operations, consisting of asset impairments of $129 million, workforce reduction costs of $31 million and other exit costs of $1 million. Results for the first quarter of 2000 included a pretax benefit of $4 million related to the reversal of previously established restructuring reserves, resulting in a net pretax charge of $157 million for the first six months of 2000. The workforce reduction charge reflected involuntary employee separation costs for 375 employees worldwide. The asset impairments during the same period consisted of $32 million for laureate oil inventories, $86 million for intangible assets (including $84 million of goodwill) and $11 million for equipment write-offs.

              These amounts were recorded in the Statement of Consolidated Income in the following categories:


                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                               2001               2000           2001               2000
                                                               -----------------------           -----------------------

         Cost of Goods Sold                                    $(10)           $  (32)            $(11)          $  (32)
           Restructuring charges - net                          (31)              (45)             (52)             (41)
           Amortization and adjustments of goodwill              --               (84)              --              (84)
         Other Expense - net                                     (6)               --               (6)              --
                                                               -----           -------            -----          -------
         Income (Loss) Before Income Taxes                      (47)             (161)             (69)            (157)
           Income tax benefit (provision)                        17                35               26               34
                                                               -----           -------            -----          -------
         Net Income (Loss)                                     $(30)            $(126)            $(43)           $(123)
                                                               -----           -------            -----           ------
                                                               -----           -------            -----           ------


               Additional charges in the range of approximately $95 million to $145 million are expected to be incurred as we plan to continue to stringently focus our R&D programs and streamline our manufacturing operations. The remaining restructuring charges we expect to incur relate primarily to facility closures and employee severance and will be recorded during the second half of 2001 as plans are finalized, approved, and the appropriate communications to employees occur. We expect to implement these actions by the end of 2001. Cash payments to complete our restructuring plan will be funded from operations and are not expected to significantly affect our liquidity. We anticipate that our restructuring plan will yield annual cash savings of approximately $100 million. See Note 7 - Restructuring and Other Special Items - of Notes to Consolidated Financial Statements for further details.

Changes in Financial Condition - June 30, 2001 Compared with Dec. 31, 2000

                                             June 30, 2001        Dec. 31, 2000
                                             -------------        -------------

      Working capital                          $2,487                $2,216
      Current ratio                            1.79:1                1.80:1
      Debt-to-total capitalization                24%                   19%

                         MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               Our working capital at June 30, 2001, increased 12 percent, or $271 million, from Dec. 31, 2000, working capital of $2.2 billion. Accounts receivable increased due to the seasonality of our business, partially offset by fluctuations in currency, primarily related to the Brazilian real. As part of our focus on receivables management, worldwide collections increased 12 percent from both the second quarter and the first half of 2000. Net receivables as a percent of the last 12 months' sales remained flat with last year at 65 percent. Brazil and Argentina collections, in terms of U.S. dollars, have increased 13 percent year-over-year despite the economic conditions in those countries. Cash and cash equivalents increased to $236 million, largely as a result of collections that were received at the end of the second quarter of 2001. Other current liabilities decreased from year-end due primarily to employee compensation plans and incentive payments, as well as customer prepayments applied in the second quarter that were received prior to Dec. 31, 2000.

               Our June 30, 2001, debt levels are significantly higher than those of Dec. 31, 2000, due to seasonal working capital requirements. Under our debt structure, we use short-term commercial paper to fund our operating cash requirements. Accounts payable decreased from year-end primarily due to the payment of significant payables related to the ongoing construction of a new glyphosate manufacturing facility in Brazil, which is expected to begin operations by the end of 2001. The combination of these factors, the majority of which are consistent with the seasonality of our business, are the main contributors to our operating cash requirement. Total cash required by operations decreased $438 million for the first six months of 2001 compared with the first six months of 2000. This improvement in cash flow was driven by increased customer collections and the increase in income before income taxes, extraordinary item and cumulative effect of accounting change, which was partially due to lower interest expense in 2001. Capital expenditures in the first six months of 2001 declined $120 million to $205 million in the first six months of 2000, as we have completed several glyphosate expansion projects and seed production facilities that were underway in the prior year.

               As of June 30, 2001, the company's borrowings included a related party loan payable of $628 million, a slight decrease from year-end. However, Monsanto's net borrowing position with Pharmacia increased to $617 million at June 30, 2001, from $430 million as of Dec. 31, 2000. We have committed external borrowing facilities amounting to $1.5 billion that were unused as of June 30, 2001.

               Related party transactions, excluding treasury cash management, during the first six months of 2001 and the last four months of 2000 (subsequent to the IPO) resulted in a net payable (excluding dividends payable) of $111 million as of June 30, 2001, and a net receivable (excluding dividends payable) from Pharmacia of $99 million as of Dec. 31, 2000. Transition services, payroll, pension and information technology costs associated with the separation accounted for the outstanding balances.

New Accounting Standards

               In June 2001, the Financial Accounting Standards Board simultaneously approved Statement of Financial Accounting Standards
          (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interests method. The Business Combinations statement also provides broader criteria for identifying the types of acquired intangible assets that are required to be recognized separately from goodwill and those acquired intangible assets that are required to be included in goodwill. We are required to adopt the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also will require us to evaluate our existing goodwill and other intangible assets and to make any necessary reclassifications to conform with the new separation requirements at the date of adoption.

                          MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on Jan. 1, 2002, goodwill will no longer be amortized; rather, it will be tested for impairment at least annually and in conjunction with an initial goodwill impairment test to be performed in 2002. SFAS No. 142 requires companies to record any impairment loss resulting from the initial impairment test as an accounting change in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all identifiable and recognized intangible assets and make any necessary amortization period adjustments by March 31, 2002. SFAS No. 142 also will require recognized intangible assets with definite useful lives to be amortized over such respective estimated lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of. Any acquired and identifiable intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS No. 142 until its life is determined to no longer be indefinite. We are currently assessing our position but have not yet determined the effect that the adoption of these standards will have on our consolidated financial position or results of operations.

               Monsanto adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments on Jan. 1, 2001. These new accounting standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedge accounting. In accordance with the transition provisions of SFAS No. 133, we recorded a $2 million, net-of-tax, cumulative effect charge in other comprehensive income (loss) as of Jan. 1, 2001. This amount reflects the deferred amount of derivative instruments designated as cash flow hedges. Substantially all of the transition adjustment recorded within accumulated other comprehensive income will be reclassified into earnings within 12 months of adopting the standards. Upon adoption of SFAS No. 133, the $19 million difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, this transition adjustment had no net effect on earnings or shareowners' equity.


Outlook - Update

         Focused Strategy

               We continue to face a difficult agricultural environment, with commodity prices continually below historical levels and the effects of currency fluctuations affecting the industry. This environment has affected grower income and liquidity, and thus, purchasing decisions. Despite the conditions in the industry, Monsanto's integrated solution of products and services provides a portfolio that continues to offer cost-effectiveness and added value to farmers. We will continue to focus on managing costs, in particular SG&A expenses, and to aggressively manage working capital. As part of our emphasis on working capital, we have focused on managing receivable collections and also have instituted more stringent credit policies. The strong U.S. dollar relative to other currencies may continue to affect our sales growth. We anticipate that our controlled, focused approach to the business will allow us to maintain an industry leadership position.

                          MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               The first half of the fiscal year is largely focused on the peak agricultural season in the Northern Hemisphere. As we enter the second half of the year, the Southern hemisphere becomes increasingly important. As a result, our second-half 2001 growth is somewhat dependent on the economic conditions in the key Latin American agricultural markets of Argentina and Brazil. Given the recent economic trends in those markets, we will continue to closely track the conditions there. We have taken several steps to help us manage these businesses for profitability, namely moving sales closer to the product use season, which occurs September through December. Importantly, the agricultural markets in Argentina and the soybean market in Brazil are export-oriented with grain trading denominated largely in U.S. dollars. However, if the economic conditions, including currency exchange rates, and conditions in the agricultural markets deteriorate substantially, it could have a material adverse effect on our financial position, profitability or liquidity, or increase our credit risk in those countries.


         ROUNDUP Post-Patent

               ROUNDUP continues to face competition from generic producers. In certain markets outside the United States, patents protecting ROUNDUP expired many years ago, and compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States on Sept. 20, 2000. A key driver for ROUNDUP growth in 2001 will be its use in conjunction with conservation tillage systems, which help farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weeds. We believe that there is significant value yet to be gained through growth in conservation tillage and in ROUNDUP READY crops.

               We expect to continue to selectively reduce prices through discounts, rebates or other promotional strategies to encourage new uses and to increase our sales volumes. This strategy likely will result in a modest reduction in our gross margin, consistent with the gross margin reduction in the last three years, as we have proactively and consistently implemented a price-elasticity strategy. In addition, as other agricultural chemical suppliers have access to glyphosate in the United States, their pricing policies may cause downward pressure on our prices. While there can be no assurance that any increases in volumes will offset price reductions, this generally has been our experience in world areas outside of the United States. In Brazil, the overall market for glyphosate is growing but the industry is reducing its inventory levels. We will monitor this situation to minimize the effect on our business.

         Seed Biotechnology

               We continue to address concerns raised by consumers and public interest groups and questions raised by government regulators regarding agricultural and food products developed through biotechnology. We are committed to addressing concerns regarding food products developed through biotechnology, and to achieving more greater acceptance, efficient regulation and timely commercialization of biotechnology products. During the first six months of 2001, progress was made on the biotechnology regulatory fronts in Japan, Europe and Argentina. Monsanto's new ROUNDUP READY corn product received Japanese import approval. This product had previously received both U.S. food and feed approvals and was introduced in limited quantities this year in the United States. The European Union gave approval to a directive that governs the approval process for all biotechnology products. While the rules on traceability and labeling of biotechnology products are still not final, resolutions were proposed in late July, which will be discussed more fully in ensuing months. In April 2001, Argentina approved the planting of ROUNDUP READY cotton. Argentina, second only to the United States in the use of genetically modified seeds, had not approved the use of a new genetically modified agricultural product since 1998 prior to this ROUNDUP READY cotton approval. A small commercial launch of the product is expected this fall. In Brazil, we are focused on completing the steps necessary for approval of ROUNDUP READY soybeans. Although it is not possible to predict the approval timetables of regulatory and legal bodies, we remain cautiously optimistic for a limited commercial launch this year.

                           MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               We also continue to address concerns regarding, and issues arising from, the unintended (adventitious) presence of biotechnology materials in seed, crops or food. For example, we, together with representatives of the United States government, representatives of the potato industry and certain food companies, are currently in discussions with the Japanese government concerning the detection of our NEWLEAF Y and NEWLEAF PLUS traits in potato snack products. We are addressing the issue of adventitious presence through our own seed quality programs, by working with others in the seed industry, and by continuing to press for the establishment of explicit thresholds for the adventitious presence of biotechnology traits.

               Starting with the 2002 selling season, we will eliminate the technology fee paid to us by growers who plant YIELDGARD insect-protected corn, ROUNDUP READY corn and ROUNDUP READY soybeans and replace it with a royalty paid by seed companies licensed to market those products. The new royalty pricing structure, which will make the purchase of seed with Monsanto's traits simpler, may result in a shift in certain trait revenues from the first two quarters of 2002 to the fourth quarter of 2001.

         Other Information

               As discussed in Note 8 - Commitments and Contingencies - of Notes to Consolidated Financial Statements, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry continues to evolve.

               This Outlook section should be read in conjunction with outlook information in our annual report for the fiscal year ended Dec. 31, 2000, which is incorporated by reference into our annual report on Form 10-K. For additional information regarding the outlook for
          Monsanto, see "Cautionary Statements Regarding Forward Looking Information," below.

Euro Conversion

               On Jan. 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their national currencies and the euro. Greece joined the original 11 in early 2001. During the transition period, from Jan. 1, 1999, until Jan. 1, 2002, both the national currencies and the euro will be legal currencies. Beginning Jan. 1, 2002, the euro will be the sole legal tender for commercial transactions in these countries.

               As of Jan. 1, 1999, we began to engage in euro-denominated transactions and were legally compliant. We expect to have all affected information systems fully converted by December 2001. We do not expect the euro conversion to have a material effect on our competitive position, business operations, financial position or results of operations.

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

               Governmental and Consumer  Acceptance:  The commercial success of agricultural and food products developed through biotechnology will depend in part on government and public acceptance of their cultivation, distribution and consumption. We continue to work with consumers, customers and regulatory bodies to encourage understanding of modern biotechnology, crop protection and agricultural biotechnology products. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials around the world. However, public attitudes may be influenced by claims that genetically modified plant products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices, even if such claims have little or no scientific basis. The development and sales of our products have been, and may in the future be, delayed or impaired because of adverse public perception or extreme regulatory caution in assessing the safety of our products and the potential effects of these products on other plants, animals, human health and the environment.

               Securing governmental approvals for, and consumer confidence in, products developed through biotechnology poses numerous challenges, particularly outside the United States. If crops grown from seeds that were developed through biotechnology are not yet approved for import into certain markets, growers in other countries may be restricted from introducing or selling their grain. In addition, because some markets have not approved these products, some companies in the food industry have sought to establish supplies of non-genetically-modified crops, or have refused to purchase crops grown from seeds developed through biotechnology. Resulting concerns about marketability of these products may deter farmers from planting them, even in countries where planting and consumption have been fully approved. These concerns have prompted agriculture officials in some states and some wheat industry representatives to suggest a moratorium on the commercialization of ROUNDUP READY wheat, which is one of the products in our pipeline.

                          MONSANTO COMPANY AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS (Continued)

               Regulatory Approvals: The field testing, production and marketing of our products are subject to extensive regulations and numerous government approvals, which vary widely among jurisdictions. Obtaining necessary regulatory approvals can be time-consuming and costly, and there is no guarantee of success. Regulatory authorities can block the sale or import of our products, order recalls, and prohibit planting of seeds containing our technology. As agricultural biotechnology evolves, new unanticipated restrictions and burdensome regulatory requirements may be imposed. In addition, international agreements may also affect the treatment of biotechnology products.

               Seed Quality and Adventitious Presence: The detection of unintended (adventitious) biotechnology material in pre-commercial seed, commercial seed varieties or the crops and products produced could negatively affect our business or results of operations. The detection of adventitious presence can result in the withdrawal of seed lots from sale, or in governmental regulatory compliance actions such as crop destruction or product recalls in some jurisdictions. During the first six months of 2001, we announced the voluntary withdrawal of one variety of ROUNDUP READY canola seed because of the presence of trace levels of an alternate version of the ROUNDUP READY trait that had not been approved in Japan, a major importing country. We have also cooperated with government actions over seed purity in soybean and corn seed in Italy, and corn seed in Germany. In France, a government agency is auditing conventional seed supplies to try to evaluate the extent of adventitious presence of transgenic material. In addition we, together with representatives of the United States government, representatives of the potato industry and certain food companies, are in discussions with the Japanese government concerning the detection of our NEWLEAF Y and NEWLEAF PLUS traits in potato snack products. Concerns about seed quality related to biotechnology could also lead to additional regulations on our business, such as regulations related to testing procedures, mandatory governmental reviews of biotechnology advances, or the integrity of the food supply chain from the farm to the finished product. However, we and others in the industry are seeking the establishment of appropriate threshold levels for the adventitious presence of biotechnology traits. Although we believe that such thresholds are implicit in existing laws, the establishment of appropriate explicit thresholds would clearly render adventitious presence acceptable if it is below the established threshold amounts.

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

               Markets Outside the United States: Sales outside the United States make up a substantial portion of our revenues and we intend to continue to actively explore international sales opportunities. Challenges we may face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, weather conditions, trade protection measures, import or export licensing requirements, and unexpected changes in regulatory requirements. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity. Although we have operations in virtually every region of the world, our ex-U.S.
          business is principally conducted in Brazil, Argentina, Canada, Mexico, France, Japan and Australia. Accordingly, events and conditions in those parts of the world generally have a more significant impact on our operations than similar changes in other ex-U.S. regions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               There are no material changes related to market risk from the disclosures in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000.

                            PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

               Pursuant to the Separation Agreement between us and Pharmacia Corporation (Pharmacia), effective Sept. 1, 2000, we assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although Pharmacia may remain the named defendant or plaintiff in these cases, we will manage the litigation. In addition, in the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. While the results of litigation cannot be predicted with certainty, we do not believe these matters or their ultimate disposition will have a material adverse effect on our financial position, profitability or liquidity. The following updates certain proceedings to which Pharmacia or we are a party and for which we are responsible. Other information with respect to legal proceedings appears in our annual report on Form 10-K for the year ended Dec. 31, 2000 and in our quarterly report on Form 10-Q for the period ending March 31, 2001.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, on May 19, 1995, Mycogen Plant Science Inc. ("MPS") filed suit against Monsanto in the United States District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. Monsanto prevailed on summary judgment in dismissing all claims. On May 30, 2001, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment finding that current products of Monsanto do not infringe the MPS patent. The appellate court also determined that certain factual issues prevented complete entry of summary judgment on the issue of prior invention by Monsanto. The matter will be remanded for further proceedings and to determine whether an action previously won by Monsanto against MPS in United States District Court in Delaware is dispositive of all claims by MPS.

               As described  in  Monsanto's  annual  report on Form 10-K for the year ended Dec. 31, 2000, on March 27, 1997, Pioneer Hi-Bred International Inc. ("Pioneer") filed an action against Monsanto regarding a 1993 license agreement for insect-resistant corn technology ("Bt corn"). All claims by Pioneer were dismissed, and Monsanto also prevailed at trial on counterclaims that terminated the license for material breach and resulted in the award to Monsanto of approximately $20 million in damages, interest and legal fees. The court also ordered Pioneer to destroy specified biological material discovered through the use of Monsanto's technology. The matter is now on appeal to the United States Court of Appeals for the Eighth Circuit. Pioneer has paid approximately $12 million of the damages awarded by the District Court. Monsanto has also initiated an arbitration proceeding to determine the amount of royalty payments owed by Pioneer for sales of Bt corn following the trial which terminated the 1993 license. We will vigorously pursue the arbitration claim and will also oppose any effort by Pioneer to overturn the court's judgment.

               As described  in  Monsanto's  annual  report on Form 10-K for the year ended Dec. 31, 2000 and in its quarterly report on Form 10-Q for the quarter ended March 31, 2001, on Nov. 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) ("Aventis") filed suit in the United States District Court in North Carolina against Monsanto and DEKALB Genetics Corporation ("DEKALB Genetics") alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about Feb. 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB Genetics' inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics has filed an appeal of the jury verdict and damage award with the United States Court of Appeals for the Federal Circuit, and Aventis has filed an appeal to contest the finding that Monsanto was a bona fide licensee. Oral argument on all issues was held on Aug. 6, 2001. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis, entered prior to the June 3, 1999, jury verdict. In addition, we and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation, beginning in the spring 2001 planting season. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on Sept. 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB Genetics will appeal any adverse final decision or judgment. An arbitration was filed on May 27, 1999, in the name of Calgene LLC, our wholly-owned subsidiary, claiming that as a former partner of Aventis, Calgene LLC is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from us or DEKALB Genetics pursuant to these proceedings. Calgene LLC's claim was submitted to the arbitration panel on August 8, 2001.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, on Oct. 28, 1998, Pioneer filed two related lawsuits seeking injunctive relief and unspecified damages against DEKALB Genetics and Asgrow Seed Company, LLC ("Asgrow"), another of our subsidiaries, in the United States District Court in Iowa alleging misappropriation of Pioneer trade secrets related to corn breeding. On Oct. 8, 1999, Pioneer added us and the prior owners of DEKALB Genetics and Asgrow (Pfizer Inc. and The Upjohn Company, respectively) as defendants in the litigation. In addition to state law trade secret misappropriation claims, Pioneer alleges Lanham Act and patent law violations. Pioneer also asserts that the defendants have violated an unspecified contractual obligation not to conduct breeding using Pioneer germplasm. On July 17, 1999, the court denied without prejudice the defendants' motions to dismiss the initial trade secret claims. On Jan. 4, 2000, the district court allowed Pioneer to amend its claims to assert that the defendants infringed its patents. On July 18, 2001, pursuant to a settlement agreement, a Stipulated Order of Partial Dismissal was entered by the court. The liability and damages portions of the case have been bifurcated, and trial is set for November 2002 regarding the remaining liability issues.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000 and in its quarterly report on Form 10-Q for the quarter ended March 31, 2001, on March 30, 2000, E.I. duPont De Nemours and Company ("DuPont") filed a suit against Monsanto and Asgrow in the United States District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by Monsanto for alleged violations of federal antitrust acts and state law in connection with glyphosate-tolerant soybean business matters.

          The complaint asserts that Asgrow breached certain contract obligations and that Monsanto tortiously interfered with those obligations, and as a consequence DuPont is asserting previously resolved claims that Asgrow misappropriated intellectual property of DuPont. The complaint also alleges that Asgrow's actions improperly accelerated Monsanto's development of glyphosate-tolerant soybeans. DuPont has sought leave to amend its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of our advertising campaigns. Monsanto has filed to dismiss the lawsuit based on statute of limitations and estoppel. On June 15, 2001, Asgrow obtained leave to file a counterclaim asserting that it is a co-owner of certain intellectual property rights asserted by DuPont in this lawsuit. On June 15, 2001, DuPont obtained leave to file a further amended complaint, alleging that it was defrauded by Monsanto and/or Asgrow into entering into certain business arrangements, and asserting certain other state law claims. Trial in this case is set for September 2002. Monsanto and Asgrow deny any liability in this case.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, DEKALB Genetics, which Monsanto acquired in December 1998, has filed legal actions to enforce its patents. On April 30, 1996, DEKALB Genetics filed patent infringement actions in the United States District Court for the Northern District of Illinois against Pioneer, Mycogen Corporation ("Mycogen") and two of Mycogen's subsidiaries, and on Aug. 27, 1996, against several Hoechst Schering AgrEvo GmbH entities (these actions are referred to as the "Rockford Litigation"). The suits relate to DEKALB Genetics' patents involving herbicide-resistant and/or insect-resistant fertile, transgenic corn. In particular, the DEKALB Genetics patents cover:

               o fertile,  transgenic corn plants  expressing  genes encoding Bt insecticidal proteins;

               o the  microprojectile  method for producing fertile,  transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants;

               o methods   of   producing   either    herbicide-resistant   or
                 insect-resistant transgenic corn; and

               o transgenic  corn  plants  containing  a bar or pat  gene  (all lawsuits related to this patent have been stayed pending resolution of an interference proceeding at the United States Patent and Trademark Office).


               In each case, DEKALB Genetics has asked the court to determine that infringement has occurred, to enjoin further infringement and/or to award unspecified compensatory and exemplary damages. By order dated June 30, 1999, a special master construed the patent claims in a manner largely in accord with the position of DEKALB Genetics. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. A trial against Pioneer ended in a mistrial on Feb. 23, 2001, and will be re-tried October 1, 2001. A trial against Mycogen involving a different patent, set for April 2001, was settled by the parties subject to final documentation. In May 2001, Pioneer sought to file a new counterclaim in the litigation alleging that the DEKALB Genetics patent suit was sham litigation filed in violation of the antitrust laws. A separate lawsuit was also initiated against Monsanto and DEKALB Genetics on May 30, 2001, by Pioneer in the Rockford Litigation alleging the same purported antitrust-based claim. DEKALB Genetics and Monsanto are vigorously defending the baseless litigation and have requested that the suit be dismissed or stayed pending the outcome of the patent actions filed by DEKALB Genetics against Pioneer.

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

               On Nov. 23,  1999,  Pioneer sued  Monsanto,  DEKALB  Genetics and
          Novartis Seeds, Inc. in the United States District Court for the Eastern District of Iowa for alleged infringement of Pioneer's patent pertaining to the microprojectile transformation of corn. This suit has been transferred at Monsanto's request to the United States District Court for the Northern District of Illinois for consolidated treatment with the Rockford Litigation. On the same date, DEKALB Genetics filed an interference action in the United States District Court for the Northern District of Illinois seeking a declaration that DEKALB Genetics was the first inventor of the microprojectile method of producing fertile transgenic corn, and the related suits have been assigned to that court for disposition. On July 13, 2001, Pioneer was granted a related patent arising out of the same research for transformation of corn, and suit was initiated in the Rockford
          Litigation against DEKALB Genetics and Monsanto for alleged infringement of the new patent. Defendants are vigorously defending the litigation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the company's Annual Meeting of Stockholders on April 18, 2001, four matters were submitted to a vote of stockholders.

1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2002 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

                                          Votes                    Votes
              Name                        "For"             "Withhold Authority"

             Frank V. Atlee, III      248,461,194                 4,085,702
             Hakan Astrom             248,749,264                 3,797,632
             Christopher J. Coughlin  252,463,499                    83,397
             Michael Kantor           252,460,730                    86,166
             Gwendolyn S. King        252,531,629                    15,267
             C. Steven McMillan       252,533,399                    13,497
             William U. Parfet        252,533,499                    13,397
             John S. Reed             252,533,049                    13,847
             Hendrik A. Verfaillie    248,750,364                 3,796,532


2. The approval of the Phantom Share Agreements (including performance goals) for purposes of exempting payments under these agreements from the deduction limitation of Section 162(m) of the Internal Revenue Code was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 252,202,816 votes were cast in favor of this proposal, a total of 330,884 votes were cast against it, 13,236 votes were counted as abstentions.

3. The approval of the Annual Incentive Program Performance Goal was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 250,740,566 votes were cast in favor, a total of 1,797,258 votes were cast against it and 9,072 were counted as abstentions.

4. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 2001 was ratified by the stockholders. A total of 251,399,721 votes were cast in favor of ratification, 1,139,479 votes were cast against it, and 7,696 votes were counted as abstentions.

Brokers were permitted to vote on the following items in the absence of instructions from street-name holders and, therefore, broker non-votes did not occur in those matters: the election of directors; the approval of the Phantom Share Agreements; the approval of the Annual Incentive Plan; and the ratification of auditors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)           Exhibits:  None
(B) Reports on Form 8-K: The Company furnished a report on Form 8-K on May 31, 2001, pursuant to Regulation FD, relating to a slide presentation. The report on Form 8-K included information furnished under Item 9, announcing that Monsanto's Chief Operating Officer and Chief Financial Officer would speak at meetings with a variety of members of the financial and investment community in Milwaukee, Wisconsin and Minneapolis, Minnesota.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MONSANTO COMPANY
                                                   (Registrant)




                                                /s/ C. L. Tomlin
                                                -----------------
                                                 CURTIS L. TOMLIN
                                            Vice President and Controller
                                           (On behalf of the Registrant and
                                            as Principal Accounting Officer)



Date:        August 13, 2001

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