Form 10-Q
period 2001-09-30
MONSANTO CO /NEW/
filed 2001-11-13
CIK 1110783

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

                For the quarterly period ended September 30, 2001

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

                                                       Outstanding at
          Class                                       November 1, 2001
Common Stock, $0.01 par value                        258,088,500 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The Statement of Consolidated Income (Loss) of Monsanto Company and subsidiaries for the three months and nine months ended Sept. 30, 2001, and Sept. 30, 2000, the Condensed Statement of Consolidated Financial Position as of Sept. 30, 2001, and Dec. 31, 2000, the Condensed Statement of Consolidated Cash Flow for the nine months ended Sept. 30, 2001, and Sept. 30, 2000, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural business of Pharmacia. See Note 1 - Basis of Presentation - of Notes to Consolidated Financial Statements for further details. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings
(loss) per share and "earnings (loss) per pro forma share" and "per pro forma share" mean basic and diluted earnings (loss) per pro forma share. In tables, all dollars are in millions, except per share and per pro forma share amounts.

                        MONSANTO COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED INCOME (LOSS)
         (in millions, except per share and per pro forma share amounts)
                                    Unaudited

                                                                     Three Months Ended             Nine Months Ended
                                                                            Sept. 30,                   Sept. 30,
                                                                     ------------------------    ------------------------
                                                                         2001          2000          2001          2000
                                                                         ----          ----          ----          ----
Net Sales                                                                $936        $1,006        $4,253        $4,334
Cost of Goods Sold                                                        552           549         2,073         2,038
                                                                       -------        ------        ------       -------
Gross Profit                                                              384           457         2,180         2,296

Operating Expenses:
   Selling, general and administrative expenses                           275           300           903           988
   Research and development expenses                                      140           140           410           431
   Amortization and adjustments of goodwill                                30            29            91           178
   Restructuring charges - net                                              9            26            61            67
                                                                       -------        ------        -------      -------
Total Operating Expenses                                                  454           495         1,465         1,664
Income (Loss) From Operations                                             (70)          (38)          715           632

Interest Expense                                                          (16)          (67)          (73)         (210)
Interest Income                                                             5             8            18            23
Other Income (Expense) - net                                                4            (7)          (24)          (35)
                                                                       -------        -------       -------      -------
Income (Loss) Before Income Taxes, Extraordinary Item and
     Cumulative Effect of Accounting Change                               (77)         (104)          636           410
   Income tax benefit (provision)                                          32            40          (235)         (183)
                                                                       -------        -------       -------      --------
Income (Loss) Before Extraordinary Item and Cumulative Effect of
     Accounting Change                                                    (45)          (64)          401           227
   Extraordinary loss on early retirement of debt - net of tax
     benefit of $2                                                         --            --            (2)           --
   Cumulative effect of a change in accounting principle -
     net of tax benefit of $16                                             --            --            --           (26)
                                                                       -------        -------       -------      --------
Net Income (Loss)                                                      $  (45)       $  (64)       $  399       $   201
                                                                       =======       ========      ========     =========

Basic Earnings (Loss) per Share (Pro Forma Share in 2000):
     Income (Loss) before extraordinary item and cumulative effect
        of accounting change                                           $(0.17)       $(0.25)       $ 1.56       $  0.88
     Extraordinary item                                                   --            --          (0.01)         --
     Cumulative effect of a change in accounting principle                --            --           --           (0.10)
                                                                       -------       -------      --------      --------
Net Income (Loss)                                                      $(0.17)       $(0.25)       $ 1.55       $  0.78
                                                                       =======       =======      =========     ========

Diluted Earnings (Loss) per Share (Pro Forma Share in 2000):
     Income (Loss) before extraordinary item and cumulative effect
        of accounting change                                         $   (0.17)   $   (0.25)      $   1.52     $   0.88
     Extraordinary item                                                     --           --          (0.01)         --
     Cumulative effect of a change in accounting principle                   --           --           --         (0.10)
                                                                     ----------   ----------      --------     ---------
Net Income (Loss)                                                    $   (0.17)   $   (0.25)      $   1.51     $   0.78
                                                                     ==========   ==========      ========     =========

Weighted Average Shares Outstanding (Pro Forma in 2000):
   Basic                                                                 258.1        258.0          258.1        258.0
   Diluted                                                               263.6        258.0          263.6        258.0

                                   See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                         Sept. 30,           Dec. 31,
                                                                                           2001                2000
                                                                                           ----                ----
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                           $     180          $     131
     Receivables, net of allowances of $166 in 2001 and $171 in 2000                         2,988              2,515
     Miscellaneous receivables                                                                 375                283
     Related party loan receivable                                                               7                205
     Related party receivable                                                                   36                261
     Deferred tax assets                                                                       198                225
     Inventories                                                                             1,325              1,253
     Other current assets                                                                       76                100
                                                                                         ---------          ---------
Total Current Assets                                                                         5,185              4,973

Property, Plant and Equipment - net                                                          2,602              2,659
Goodwill - net                                                                               2,715              2,827
Other Intangible Assets - net                                                                  692                779
Other Assets                                                                                   505                488
                                                                                         ---------          ---------
Total Assets                                                                               $11,699            $11,726
                                                                                         =========          =========

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
     Short-term debt                                                                     $   1,016          $     158
     Related party short-term loan payable                                                     279                635
     Accounts payable                                                                          297                525
     Related party payable                                                                      95                162
     Accrued liabilities                                                                     1,107              1,277
                                                                                         ---------          ---------
Total Current Liabilities                                                                    2,794              2,757

Long-Term Debt                                                                                 921                962
Postretirement and Other Liabilities                                                           684                666
Shareowners' Equity:
     Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
            Issued:  258,088,500 shares in 2001 and 258,043,000 in 2000                          3                  3
      Additional contributed capital                                                         7,865              7,853
      Retained earnings                                                                        310                  2
      Accumulated other comprehensive loss                                                    (840)              (479)
      Reserve for ESOP debt retirement                                                         (38)               (38)
                                                                                          ---------         ----------
Total Shareowners' Equity                                                                    7,300              7,341
                                                                                          ---------         ----------
Total Liabilities and Shareowners' Equity                                                 $ 11,699          $  11,726
                                                                                          =========         ==========


                                   See the accompanying notes to consolidated financial statements.

                                       3

                        MONSANTO COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                    Unaudited

                                                                            Nine Months Ended
                                                                                Sept. 30,
                                                                         ------------------------
                                                                             2001        2000
Total Cash Required by Operations                                         $  (139)     $  (80)
                                                                          -------      -------

Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                   (292)       (447)
   Acquisitions and investments                                               (92)       (110)
   Loans with related party                                                    38         --
                                                                          --------     -------

Net Cash Flows Required by Investing Activities                              (346)       (557)
                                                                          --------     -------

Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                         854         767
   Loans from related party                                                  (197)        --
   Long-term debt proceeds                                                     39         --
   Long-term debt reductions                                                  (77)        --
   Net transactions with Pharmacia                                             --          62
   Dividend payments                                                          (85)        --
                                                                          --------     -------

Cash Flows Provided by Financing Activities                                   534         829
                                                                          --------     -------

Net Increase in Cash and Cash Equivalents                                      49         192
Cash and Cash Equivalents Beginning of Year                                   131          26
                                                                          -------      -------
Cash and Cash Equivalents at End of Period                                $   180      $  218
                                                                          =======      =======

The effect of exchange rate changes on cash and cash equivalents was not material. All interest expense on debt specifically attributable to Monsanto is included in the Statement of Consolidated Income (Loss) for the nine months ended Sept. 30, 2000. However, no cash payments for interest or taxes were made by Monsanto during the nine months ended Sept. 30, 2000, because all interest and tax payments during this period were made by Pharmacia. Cash payments for interest and taxes for the nine months ended Sept. 30, 2001, were $81 million and $112 million, respectively.

Non-cash transactions for the nine months ended Sept. 30, 2000, include a reclassification of $1.1 billion of long-term debt to short-term debt. In addition, $2.2 billion of debt transferred to Pharmacia in exchange for additional equity in Monsanto was partially offset by net obligations of approximately $500 million assumed by Monsanto. Net transactions with parent include approximately $200 million of non-cash transactions.

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

          The consolidated financial statements for all periods prior to Sept. 1, 2000, have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia during the three months and nine months ended Sept. 30, 2000, included in the Statement of Consolidated Income (Loss) have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during periods prior to Sept. 1, 2000.

          On Oct. 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an initial public offering (IPO). The total net proceeds to Monsanto were $723 million. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.2 percent ownership of Monsanto as of Sept. 30, 2001.

          The accompanying Statement of Consolidated Income (Loss) for the three months and nine months ended Sept. 30, 2001, and Sept. 30, 2000, the Condensed Statement of Consolidated Financial Position as of Sept. 30,
     2001, and the Condensed Statement of Consolidated Cash Flow for the nine months ended Sept. 30, 2001, and Sept. 30, 2000, have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, and the quarterly reports on Form 10-Q for the periods ended March 31, 2001, and June 30, 2001.

          Financial information for the first nine months of 2001 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

Note 2 - New Accounting Standards

          In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. This statement is effective for Monsanto on Jan. 1, 2002.

          In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for Monsanto on Jan. 1, 2003. Monsanto has not yet determined the effect adoption of SFAS No. 143 and SFAS No. 144 will have on its consolidated financial position or results of operations.

          In June 2001, the FASB simultaneously approved SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interests method. The Business Combinations statement also provides broader criteria for identifying the types of acquired intangible assets that are required to be recognized separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Monsanto is required to adopt the provisions of SFAS

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also will require Monsanto to evaluate its existing goodwill and other intangible assets and to make any necessary reclassifications to conform with the new requirements at the date of adoption.

          SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on Jan. 1, 2002, goodwill will no longer be amortized; rather, it will be tested for impairment at least annually and in conjunction with an initial goodwill impairment test to be performed in 2002. SFAS No. 142 requires companies to record any impairment loss resulting from the initial impairment test as an accounting change in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes. Upon adoption of SFAS No. 142, Monsanto will be required to reassess the useful lives and residual values of all identifiable and recognized intangible assets and make any necessary amortization period adjustments by March 31, 2002. SFAS No. 142 also will require recognized intangible assets with definite useful lives to be amortized over such respective estimated lives and reviewed for impairment in accordance with SFAS No. 144. Any acquired and identifiable intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS No. 142 until its life is determined to no longer be indefinite. Monsanto is currently assessing its position but has not yet determined the effect that the adoption of these standards will have on its consolidated financial position or results of operations.

          Monsanto adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments on Jan. 1, 2001. These new accounting standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedge accounting. In accordance with the transition provisions of SFAS No. 133, the company recorded a $2 million net-of-tax cumulative effect charge in other comprehensive income (loss) as of Jan. 1, 2001. This amount reflects the deferred amount of derivative instruments designated as cash flow hedges. Substantially all of the transition adjustment recorded within accumulated other comprehensive income will be reclassified into earnings by Dec. 31, 2001. Upon adoption of SFAS No. 133, the $19 million difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, this transition adjustment had no net effect on earnings or shareowners' equity. See Note 9 for further details of Monsanto's accounting for derivative instruments and hedging activities.

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

Note 3 - Inventories

          Components of inventories as of Sept. 30, 2001, and Dec. 31, 2000, were as follows:

                                          Sept. 30,         Dec. 31,
                                            2001              2000
                                           ------            ------
   Finished goods                          $  583            $  753
   Goods in process                           442               267
   Raw materials and supplies                 327               259
                                             ----              ----
   Inventories, at FIFO cost                1,352             1,279
   Excess of FIFO over LIFO cost              (27)              (26)
                                             ----              ----
   Total                                   $1,325            $1,253
                                           ======            ======

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 4 - Comprehensive Income (Loss)

          Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive loss for the three months ended Sept. 30, 2001, and Sept. 30, 2000, was $168 million and $28 million, respectively. Comprehensive income for the nine months ended Sept. 30, 2001, and Sept. 30, 2000, was $38 million and $194 million, respectively.

Note 5 - Earnings (Loss) Per Share and Per Pro Forma Share

          On Oct. 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO. Subsequent to the offering, Pharmacia owned and continues to own 220,000,000 shares of common stock, representing 85.2 percent ownership of Monsanto as of Sept. 30, 2001. The company also issued 10,000 restricted shares at the time of the IPO. During 2001, the company issued an additional 45,500 restricted shares.

          Basic earnings (loss) per common share for the three months and nine months ended Sept. 30, 2001, were computed using the weighted average number of common shares outstanding during the period (258,066,944 shares). Diluted loss per common share for the three months ended Sept. 30, 2001, was computed excluding the effect of dilutive potential common shares, as Monsanto recognized a net loss for the quarter. Diluted earnings per common share for the nine months ended Sept. 30, 2001, was computed taking into account the effect of dilutive potential common shares, calculated to be 5,539,088 shares. These dilutive potential common shares consist of outstanding stock options. Basic and diluted earnings (loss) per pro forma share for the three months and nine months ended Sept. 30, 2000, were computed using common shares outstanding (258,043,000 shares) immediately after the IPO.

Note 6 - Extraordinary Item

          In connection with the separation of Monsanto's businesses from those of Pharmacia, and pursuant to the Employee Benefits and Compensation Allocation Agreement between Pharmacia and Monsanto dated as of Sept. 1, 2000, certain assets and liabilities of the Pharmacia Corporation Savings and Investment Plan (formerly known as the Monsanto Savings and Investment
     Plan) (the "Pharmacia SIP") have been transferred to a new Monsanto Savings and Investment Plan (the "Monsanto SIP"); and assets and liabilities of a trust (the "Pharmacia ESOP"), established under the Pharmacia SIP were restructured and divided between the Pharmacia ESOP and a trust established under the Monsanto SIP (the "Monsanto ESOP"). This restructuring included the restructuring of debt owed by the Pharmacia ESOP. Certain costs associated with this debt restructuring were allocated to Monsanto, resulting in a pretax extraordinary loss of $4 million ($2 million after-tax) for the quarter ended June 30, 2001.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 7 - Restructuring and Other Special Items

          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. In connection with this plan, Monsanto incurred $261 million of net charges in 2000. Restructuring and other special items, primarily associated with the implementation of this plan, also were recorded in 2001. These charges totaled $81 million pretax ($51 million after-tax) for the first nine months of 2001, with $12 million ($8 million after-tax) recorded in the third quarter. The pretax components of the restructuring and other special items for the three months and nine months ended Sept. 30, 2001, were as follows:

                                                                 Three Months Ended       Nine Months Ended
                                                                   Sept. 30, 2001           Sept. 30, 2001
                                                                   --------------           --------------
     Workforce Reductions                                              $  1                     $ 21
     Facility Closures / Exit Costs                                       4                       22
     Asset Impairments:
          Inventories                                                     2                       13
          Other current assets                                            2                        6
          Property, plant and equipment - net                             2                       10
          Other intangible assets - net                                  --                        2
     Other Special Items                                                  1                        7
                                                                       -----                    -----
     Total Pretax Charge                                               $ 12                     $ 81
                                                                       =====                    =====

          The workforce reduction costs for the three months and nine months ended Sept. 30, 2001, included involuntary employee separation costs for approximately 30 and 260 employees worldwide, respectively, including positions in administration, manufacturing, and research and development related to non-core programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations, equipment dismantling and disposal, and other shutdown costs resulting from the exit of certain research programs and non-core activities. The asset impairments were related to property, plant and equipment, other current assets and other intangible assets. In addition, $2 million and $13 million related to the write-off of inventories was recorded within cost of goods sold for the three months and nine months ended Sept. 30, 2001, respectively. The company expects these employee reductions, asset dispositions and other exit activities to be completed by Dec. 31, 2001. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly affect the company's liquidity. For the nine months ended Sept. 30, 2001, a total charge of $7 million was recorded within other expense - net, for the impairment of equity securities caused by adverse business developments of the investees.

          In the third quarter of 2000, Monsanto recorded a pretax charge of $26 million to operations, consisting of workforce reduction costs of $21 million, asset impairments of $3 million, and other exit costs of $2 million. Results for the first nine months of 2000 included a net pretax charge of $183 million. This net pretax charge consisted of asset impairments of $132 million, workforce reduction costs of $52 million, other exit costs of $3 million and a $4 million reversal of previously established restructuring reserves. These asset impairments during the same period consisted of $32 million for laureate oil inventories, $87 million for intangible assets (including $84 million of goodwill) and $13 million for equipment write-offs. The workforce reduction charges during this period reflected involuntary employee separation costs for 590 employees worldwide.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          These amounts were recorded in the  Statement of  Consolidated  Income
     (Loss) in the following categories:

                                                               Three Months Ended                Nine Months Ended
                                                                    Sept. 30,                        Sept. 30,
                                                          ------------------------------    -----------------------------
                                                              2001              2000           2001           2000
                                                              ----              ----           ----           ----

         Cost of Goods Sold                                   $(2)             $ --           $(13)          $ (32)
            Restructuring charges - net                        (9)              (26)           (61)            (67)
            Amortization and adjustments of goodwill          ---                --             --             (84)
         Other Expense - net                                   (1)               --             (7)             --
                                                              ---              ----           ----           -----
         Income (Loss) Before Income Taxes                    (12)              (26)           (81)           (183)
            Income tax benefit (provision)                      4                 5             30              39
                                                              ---              ----           ----           -----
         Net Income (Loss)                                    $(8)             $(21)          $(51)          $(144)
                                                              ===              ====           ====           =====

          Activities related to restructuring and other special items for the nine months ended Sept. 30, 2001, were as follows:

                                                                    Facility
                                                      Workforce    Closures/        Asset
                                                     Reductions    Exit Costs    Impairments      Other         Total
                                                     ----------    ----------    -----------      -----         -----
          Restructuring and Other Special Items
          -------------------------------------
          Jan. 1, 2001 reserve balance                    $30         $  6             $--         $ 2          $ 38

          Additions during 2001:
              First quarter actions                        15            4               3          --            22
              Second quarter actions                        5           14              22           6            47
              Third quarter actions                         1            4               6           1            12

          Costs charged against reserves                  (26)         (18)             --          (2)          (46)

          Reclassification of reserves to other
          balance sheet accounts:
              Inventories                                  --           --             (13)          --          (13)
              Other current assets                         --           --              (6)         (7)          (13)
              Property, plant and equipment - net          --           --             (10)          --          (10)
              Other intangible assets - net                --           --              (2)          --           (2)
                                                          ---          ---             ---          ---          ---

          Sept. 30, 2001 reserve balance                  $25          $10             $--         $ --          $35
                                                          ===          ===             ===          ===          ===

          During the first three quarters of 2001, $9 million was paid to former employees whose involuntary termination benefits were recorded in 2000, but elected to defer payment until 2001. For the first three quarters of 2001, approximately 240 former employees received cash severance payments totaling $17 million. Exit costs of $18 million associated with contract terminations, equipment dismantling and disposal were also paid during the nine months ended Sept. 30, 2001.

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

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          In April 1999, a jury verdict was returned against DEKALB Genetics Corporation (which is now a wholly owned subsidiary of Monsanto) (DEKALB Genetics), in a lawsuit filed in U.S. District Court in North Carolina. The lawsuit was brought by Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) (Aventis), claiming that a 1994 license agreement was induced by fraud stemming from DEKALB Genetic's nondisclosure of relevant information and that DEKALB Genetics did not have the right to license, make or sell products using Aventis' technology for glyphosate resistance under this agreement. The jury awarded Aventis $15 million in actual damages for unjust enrichment and $50 million in punitive damages. DEKALB Genetics has appealed this verdict, believes it has meritorious grounds to overturn the verdict and intends to vigorously pursue all available means to have the verdict overturned. No provision has been made in Monsanto's consolidated financial statements with respect to the award for punitive damages.

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

          During 2001, in order to reduce credit exposure in Latin America, the company began collecting payments on certain customer accounts receivable in grain. In accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal and Net as an Agent, the company recorded revenues of approximately $50 million in the Seeds and Genomics segment during the nine months ended Sept. 30, 2001, related to the sale of grain, which was received as payment on account from customers. Such payments in grain are negotiated at the time the company's products are sold to its customers and are based on prevailing grain commodity prices on that day. By entering into forward sales contracts with grain merchants, the company hedges the commodity price exposure 100 percent for the full term until the grain is collected from the customer and is sold to a grain merchant. Revenue on sale of grain is virtually offset by cost of sales, with minimal contribution to gross profit.

          Fair Value Hedges

          The company uses futures and option contracts to manage the value of its corn and soybean seed inventories that the company buys from growers. Generally, the company hedges from 70 percent to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.

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

          The difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     fair value hedges, determined in accordance with SFAS No. 133, had no effect on earnings for the three months or nine months ended Sept. 30, 2001. No fair value hedges were discontinued for the three months or nine months ended Sept. 30, 2001.

          Cash Flow Hedges

          The company enters into contracts with a number of its seed growers to purchase their output at market prices in effect at the time when the individual growers elect to fix their contract prices. As a hedge against possible commodity price fluctuations, the company purchases corn and soybean futures and options contracts. The futures contracts hedge the commodity price paid for these commodity purchases while the options contracts limit the unfavorable effect that potential price increases would have on these purchases.

          For the three months and nine months ended Sept. 30, 2001, Monsanto recognized a net loss of $1 million and $3 million, respectively, within cost of goods sold, which represented the ineffectiveness of all cash flow hedges. These amounts represent the portion of the derivatives' fair value that is excluded from the assessment of hedge effectiveness. No cash flow hedges were discontinued during the three months or nine months ended Sept. 30, 2001.

          As of Sept. 30, 2001, $4 million of after-tax deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next 12 months. The actual sales of the inventory, which are expected to occur over the next 12 months, will necessitate reclassifying the derivative losses into earnings. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months.

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

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 10 - Segment Information

          Monsanto manages its business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn and garden products and environmental technologies businesses. The Seeds and Genomics segment is comprised of the global seeds and related traits businesses and genetic technology platforms. Sales between segments were not significant. Business segment data, as well as reconciliation of total Monsanto Company EBIT (earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes) to income
     (loss) before extraordinary item and cumulative effect of accounting change for the three months and nine months ended Sept. 30, 2001, and Sept. 30, 2000, is presented in the table that follows.

                                                                 Three Months Ended          Nine Months Ended
                                                                      Sept. 30,                  Sept. 30,
                                                               -----------------------     -----------------------
                                                                    2001        2000            2001        2000
                                                                    ----        ----            ----        ----
        Net Sales:
           Agricultural Productivity                             $   691    $    810         $ 3,073     $ 3,104
           Seeds and Genomics                                        245         196           1,180       1,230
                                                                 -------    --------         -------     -------
             Total Monsanto                                      $   936    $  1,006         $ 4,253     $ 4,334
                                                                 =======    ========         =======     =======

        EBIT:
           Agricultural Productivity                             $    91    $    170         $   865     $   973
           Seeds and Genomics                                       (157)       (215)           (174)       (376)
                                                                 -------    --------         -------     -------
             Total Monsanto                                          (66)        (45)            691         597
           Interest expense - net of interest income                 (11)        (59)            (55)       (187)
           Income tax benefit (provision)                             32          40            (235)       (183)
                                                                 -------    --------         -------     -------
           Income (Loss) Before Extraordinary Item and
             Cumulative Effect of Accounting Change              $   (45)   $    (64)        $   401     $   227
                                                                 =======    ========         =======     =======

Note 11 - Related Party Transactions

          On Sept. 1, 2000, the company entered into a Transition Services Agreement with Pharmacia, the company's majority shareowner. Under the agreement, Monsanto provides certain administrative support services for Pharmacia, while Pharmacia primarily provides information technology support for Monsanto. In addition, the two companies pay various payroll charges, taxes and travel costs that are associated with the business activities of the other. Monsanto and Pharmacia also rent research laboratory and office space from each other. Since Sept. 1, 2000, each party has charged the other entity rent based on a percentage of occupancy times the cost to operate the facilities. During the three months and nine months ended Sept. 30, 2001, Monsanto recognized expenses of $16 million and $49 million, respectively, and recorded a reimbursement of $11 million and $34 million, respectively, for costs incurred on behalf of Pharmacia. As of Sept. 30, 2001, and Dec. 31, 2000, the company had a net payable balance (excluding dividends payable) of $59 million and a net receivable balance (excluding dividends payable) of $99 million, respectively, with Pharmacia. These balances were largely associated with transactions related to the Separation Agreement.

          Since the IPO closing date of Oct. 23, 2000, Pharmacia manages the loans and deposits of Monsanto's ex-U.S. subsidiaries and is the counter-party for all foreign currency exchange contracts. Interest rates and fees are comparable to those that Monsanto would have incurred with a third party. Effective June 30, 2001, certain subsidiaries of Monsanto entered into an agency agreement with a Pharmacia subsidiary, whereby the Pharmacia subsidiary now acts as the Monsanto subsidiaries' agent for certain ex-U.S. treasury transactions. Under the agreement, certain transactions, which were previously reflected as related party loans receivable and payable, are now reflected as Monsanto intercompany transactions. As of Sept. 30, 2001, and Dec. 31, 2000, Monsanto was in a net borrowing position of $272 million and $430 million, respectively, with Pharmacia. As of Sept. 30, 2001, and Dec. 31, 2000, the fair value of the company's outstanding foreign currency exchange contracts was $2 million and $3 million, respectively.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          On Sept. 26, 2001, Monsanto declared a quarterly dividend of $0.12 per share and recorded a related dividend payable to Pharmacia of $26 million. The second quarter dividend of $26 million was paid to Pharmacia during the third quarter of 2001.

Note 12 - Subsequent Event

          In October 2001, Monsanto and E. I. du Pont de Nemours and Company (DuPont) announced the resolution of issues related to Monsanto's MON810 YIELDGARD insect-protected corn trait used in Pioneer Hi-Bred International Inc.'s (Pioneer's) corn hybrids. The resolution includes the dismissal of several lawsuits regarding the development, licensing and sale of MON810 YIELDGARD products. Under this agreement, Pioneer, a DuPont subsidiary, will continue to sell MON810 YIELDGARD insect-protected corn hybrids under a royalty-bearing license from Monsanto. In addition, Monsanto will receive a one-time fee of approximately $56 million. The major components of this fee relate to Pioneer's past use of Monsanto's MON810 YIELDGARD product, and royalties related to sales of MON810 YIELDGARD products sold during 2001. The portion of the fee related to Pioneer's past use of the product will be recorded as other income during the fourth quarter of 2001. Royalties related to MON810 YIELDGARD products sold during 2001 will be recorded as trait revenues, also in the fourth quarter of 2001.

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

          The consolidated financial statements for all periods prior to Sept. 1, 2000, have been prepared on a carve-out basis, which reflects the historical operating results, assets, and liabilities of these business operations. The costs of certain services provided by Pharmacia during the three months and nine months ended Sept. 30, 2000, included in the Statement of Consolidated Income (Loss) have been allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto been a separate, stand-alone public entity during all periods prior to Sept. 1, 2000.

          Monsanto is a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors, food companies and consumers, in agricultural markets. The combination of our herbicides, seeds and related genetic trait products provides growers with integrated solutions to more efficiently and cost effectively produce crops with higher yields, while controlling weeds, insects and diseases.

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

          We manage our business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of our crop protection products, animal agriculture, residential lawn and garden products, and environmental technologies businesses. The Seeds and Genomics segment is comprised of our global seed and related traits business and our genetic technology platforms. Management's Discussion and Analysis should be read in conjunction with Monsanto's Consolidated Financial Statements and the accompanying notes. This quarterly report on Form 10-Q should be read in conjunction with Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, and quarterly reports on Form 10-Q for the periods ended March 31, 2001, and June 30, 2001.

          Financial information for the first nine months of 2001 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

          The primary operating performance measure for our two segments is earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes (EBIT). Total company EBIT declined 47 percent to a loss of $66 million for the third quarter of 2001 from a loss of $45 million for the same period in the prior year. For the first nine months of 2001, total company EBIT increased 16 percent to $691 million from $597 million for the same period in the prior year. However, in 2001 and 2000 special items affected our results. Additionally, our seed company acquisitions (primarily those that occurred in 1998) have resulted in substantial amortization expense charges associated with goodwill and other intangible assets. Accordingly, management believes that earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and special items (EBITDA (excluding special items)) is an appropriate measure for evaluating the operating performance of our business. EBITDA (excluding special items) eliminates, among other things, the effects of depreciation of tangible assets and amortization of intangible assets, most of which resulted from the seed company acquisitions accounted for under the purchase method of accounting.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

     It also eliminates the effects of the special items described under "Events Affecting Comparability," and in Note 7 - Restructuring and Other Special Items - of Notes to Consolidated Financial Statements. The presentation of EBITDA (excluding special items) is intended to supplement investors' understanding of our operating performance. EBITDA (excluding special items) may not be comparable to other companies' EBITDA performance measures. It is not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with accounting principles generally accepted in the United States. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142 on Jan. 1, 2002, Monsanto will no longer amortize goodwill. Monsanto has not yet determined the effect adoption of this new accounting standard will have on EBIT or EBITDA (excluding special items).

Results of Operations - Third Quarter 2001 Compared with Third Quarter 2000
---------------------------------------------------------------------------

          Net loss improved to $45 million, or $0.17 per share, for the third quarter of 2001, compared with a net loss of $64 million, or $0.25 per pro forma share, for the third quarter 2000. The results for the third quarters of 2001 and 2000 included after-tax charges of $8 million and $21 million, respectively, relating to restructuring and other special items. See "Events Affecting Comparability" for further details. Excluding these special items in both periods, net loss for the third quarter of 2001 would have been $37 million, or a loss of $0.15 per share, compared with $43 million, or a loss of $0.17 per pro forma share, for the third quarter of 2000.

                                                                             Three Months Ended
                                                                                  Sept. 30,
                                                                           ------------------------
        Total Monsanto Company and Subsidiaries:                               2001         2000
        ----------------------------------------                               ----         ----
           Net sales                                                        $   936       $1,006
                                                                            =======       ======

           Loss before extraordinary item and cumulative
             effect of accounting change                                    $   (45)      $  (64)
               Add:   Interest expense - net of interest income                  11           59
                      Income tax provision (benefit)                            (32)         (40)
                                                                            -------       ------
           EBIT(1)                                                              (66)         (45)
               Add:   restructuring & other special items                        12           26
                                                                            -------       ------
           EBIT (excluding special items)                                       (54)         (19)
               Add:   depreciation and amortization                             145          135
                                                                            -------       ------
           EBITDA (excluding special items) (2)                             $    91       $  116
                                                                            =======       ======

     (1) Earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes
     (2) Earnings (loss) before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

          Net sales declined 7 percent, or $70 million, to $936 million for the three-month period ended Sept. 30, 2001, compared with $1.0 billion for the three-month period ended Sept. 30, 2000. Foreign currency exchange rates negatively affected sales by approximately 9 percent, with the largest effect on our Latin American sales because of the devaluation of the Brazilian real. Increased sales from our Seeds and Genomics segment were offset by an overall decline in sales of our Agricultural Productivity products. The increased Seeds and Genomics net sales can be attributed to revenues from our Latin American grain sales program and higher trait revenues that were partially attributable to a shift in timing. Lower sales of ROUNDUP herbicide in Latin America and the United States contributed to the Agricultural Productivity decrease.

          For the three-month period ended Sept. 30, 2001, cost of goods sold increased 1 percent to $552 million from cost of goods sold of $549 million for the same period in 2000. Gross profit declined 16 percent, to $384 million for the third quarter of 2001 from $457 million for the third quarter of 2000. Increased gross profit from improved performance of our

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)
     Seeds and Genomics segment was more than offset by a decline in the gross profit of our Agricultural Productivity segment. Total company gross profit as a percent of sales declined four percentage points, from 45 percent in the third quarter of 2000 to 41 percent during the same period this year. This decline is largely attributable to lower prices due to the effects of currency fluctuations and mix of ROUNDUP products sold.

          Selling, general and administrative (SG&A) expenses decreased 8 percent to $275 million for the third quarter of 2001, compared with $300 million for the same period in 2000. SG&A expenses as a percent of sales declined to 29 percent from 30 percent. Lower employee-related costs, favorable effects of foreign currency exchange rates, and the absence of amortization expense related to certain seed assets contributed to the decline. This decline also reflected continued cost management efforts.

          Research and development (R&D) expenses of $140 million for the third quarter of 2001 were unchanged when compared with the third quarter of 2000, as most of our cost savings programs were already in place in 2000. Amortization and adjustments of goodwill also remained relatively unchanged, with expenses of $30 million in the third quarter of 2001, compared with $29 million in the third quarter of 2000.

          Interest expense, net of interest income, decreased more than 81 percent to $11 million for the third quarter of 2001, compared with $59 million for the third quarter of 2000. This decrease primarily reflects the $2.9 billion reduction in debt resulting from our separation from Pharmacia and our IPO in 2000. We also benefited from generally lower interest rates and a lower level of commercial paper resulting from lower working capital requirements during the quarter.

          We recognized $4 million of other income during the third quarter of 2001, compared with $7 million of other expense during the same period last year. The net other income primarily resulted from gains that were realized upon the sale of shares of equity securities.

          Income tax benefit decreased 20 percent to $32 million for the third quarter of 2001 compared with $40 million for the same period in 2000. This decrease was largely due to the 26 percent improvement in pretax loss (before extraordinary item and the cumulative effect of accounting change) in the third quarter of 2001 compared with the third quarter of 2000. The effective tax rate increased to 42 percent for the three months ended Sept. 30, 2001, from 38 percent for the three months ended Sept. 30, 2000. The higher effective tax rate in 2001 resulted from the difference in the mix of earnings projected for 2001 versus those in 2000.

Agricultural Productivity Segment
---------------------------------

          Our Agricultural Productivity segment consists of our crop protection products (ROUNDUP and other glyphosate products and selective chemistries), animal agriculture, ROUNDUP lawn and garden products, and environmental technologies businesses.

                                                           Three Months Ended
                                                                Sept. 30,
                                                           ------------------
                                                           2001         2000
                                                           ----         ----
    Net sales                                              $691         $810
                                                           ====         ====

    EBIT(1)                                                $ 91         $170
       Add: restructuring & other special items               8            6
                                                             --           --
    EBIT (excluding special items)                           99          176
       Add: depreciation and amortization                    59           52
                                                            ---          ---
    EBITDA (excluding special items) (2)                   $158         $228
                                                           ====         ====

     (1) Earnings before extraordinary item, cumulative effect of accounting change, interest and taxes
     (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

          In the Agricultural Productivity segment, net sales declined 15 percent to $691 million for the third quarter of 2001, compared with $810 million in the third quarter of 2000. The quarter-over-quarter decrease was primarily caused by lower sales of our ROUNDUP family of herbicides in the Latin American and U.S. markets. Our animal agriculture business had improved sales, along with a slight sales improvement in our ROUNDUP lawn and garden business.

          Worldwide net sales for our ROUNDUP herbicides and other glyphosate products (excluding ROUNDUP lawn and garden) decreased 18 percent to $489 million for the third quarter of 2001 from $597 million for the same period last year. Worldwide volumes of these products decreased by approximately 8 percent. The effects of currency fluctuations, mix of product sales and actions taken in Latin America to reduce inventory levels held by distributors contributed to the overall sales decline.

          In the United States, the effect of 9 percent volume growth of our ROUNDUP herbicide was more than offset by a significant average price decline, primarily a function of the mix of products sold, as a new lower-priced formulation of ROUNDUP, RT MASTER, was introduced. As a result, sales of ROUNDUP (excluding ROUNDUP lawn and garden products) in the United States decreased significantly. RT MASTER is formulated and priced for conservation tillage use in the highly elastic wheat market, which is a new market opportunity for ROUNDUP. Higher sales of lower priced products, such as RT MASTER, have reduced our overall pricing this quarter.

          Lower sales of ROUNDUP herbicide outside of the United States also contributed to the net sales decline quarter-over-quarter. Lower volumes and the effects of currency fluctuations in Latin America and Asia were slightly offset by sales increases in Europe and Canada. During the third quarter of 2001, sales volumes in Latin America were affected by our strategic decision to concentrate our efforts on reducing inventory levels held by distributors.

          Net sales of our other Agricultural Productivity products decreased 5 percent, to $202 million in 2001 compared with net sales of $213 million in 2000. Improvements in our animal agriculture business, and to a lesser extent, the ROUNDUP lawn and garden business, were offset by lower sales in our selective chemistries business.

          EBIT for the Agricultural Productivity segment decreased 46 percent, to $91 million for the three-month period ended Sept. 30, 2001, as compared with EBIT of $170 million for the same period in 2000. Special items affected EBIT for the third quarters of 2001 and 2000. EBIT (excluding special items) for the segment declined 44 percent, to $99 million for the three-month period ended Sept. 30, 2001, as compared with EBIT (excluding special items) of $176 million for the same period in 2000. Gross profit as a percent of sales for the segment declined by 3 percentage points. This decline was largely attributable to lower prices, including the effects of product mix and currency fluctuations, of the ROUNDUP portfolio of products. Improved gross profit performance in our animal agriculture business slightly mitigated the ROUNDUP gross profit decline. Quarterly operating expenses for the Agricultural Productivity segment decreased 1 percent. However, as a percentage of sales, SG&A expenses and R&D spending increased four percentage points, primarily a function of lower sales.

Seeds and Genomics Segment
--------------------------

          Our Seeds and Genomics segment consists of the global seeds and related traits business and genetic technology platforms.

                                                           Three Months Ended
                                                                Sept. 30,
                                                           ------------------
                                                           2001         2000
                                                           ----         ----
    Net sales                                             $ 245        $ 196
                                                          =====        =====

    EBIT(1)                                               $(157)       $(215)
       Add: restructuring & other special items               4           20
                                                             --          ---
    EBIT (excluding special items)                         (153)        (195)
       Add: depreciation and amortization                    86           83
                                                            ---          ---
    EBITDA (excluding special items) (2)                  $ (67)       $(112)
                                                          =====        =====

     (1) Earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes
     (2) Earnings (loss) before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

          Net sales for the Seeds and Genomics segment increased 25 percent to $245 million for the third quarter of 2001 from net sales of $196 million in the same period in 2000. Our grain sales program in Latin America contributed to the increase in net sales. This program, which reduces our credit risk, increases net sales but contributes minimally to gross profit and EBIT. See Note 9 - Accounting for Derivative Instruments and Hedging Activities - of Notes to Consolidated Financial Statements for further information. Sales also increased due to higher trait revenues for Monsanto's soybean and cotton technologies. This increase was partially driven by the new royalty pricing structure for ROUNDUP READY soybeans. Starting with the 2002 selling season, we have eliminated the technology fee paid to us by growers who plant YIELDGARD insect-protected corn, ROUNDUP READY corn and ROUNDUP READY soybeans and replaced it with a royalty paid by the seed companies licensed to market those products. The new royalty pricing structure has shifted certain trait revenues from the first half of 2002 to the second half of 2001. Additionally, a higher soybean royalty for the 2001-2002 selling season contributed to the increased revenues. These increases were partially offset by decreased seed sales in Latin America, particularly in Brazil.

          Seeds and Genomics gross profit increased 6 percent in the third quarter of 2001 compared with gross profit in the third quarter of 2000, primarily a result of higher biotechnology trait revenues. However, gross profit as a percent of net sales fell six percentage points during the same period. Excluding the effects of the grain sales program discussed above, quarterly gross profit as a percentage of sales would have improved by nearly three percentage points.

          SG&A and R&D expenses decreased 17 percent and 3 percent, respectively, for the third quarter of 2001 compared with those expenses in the third quarter of 2000. Lower employee-related expenses, the absence of amortization expense related to certain seed assets that became fully amortized during the third quarter of 2000, and continued cost management contributed to the SG&A decline. Our reduced R&D spending reflects the actions we have taken to focus on core R&D programs. Gains on the sale of equity securities more than offset losses from other equity affiliates, resulting in other income in the third quarter of 2001.

          EBIT for the Seeds and Genomics segment improved 27 percent to a loss of $157 million in the third quarter of 2001 versus a loss of $215 million in the third quarter 2000. However, special items affected the third quarter of 2000, and to a lesser extent, the third quarter of 2001. EBIT (excluding special items) for the Seeds and Genomics segment improved to a loss of $153 million in the third quarter of 2001 versus a loss of $195 million in the third quarter of 2000, primarily resulting from lower operating expenses.

Results of Operations - First Nine Months of 2001 Compared with First Nine Months of 2000
--------------------------------------------------------------------------------

          Monsanto reported net income of $399 million, or $1.55 per share, for the first nine months of 2001 compared with net income of $201 million, or $0.78 per pro forma share, for the first nine months of 2000. Both periods included restructuring and other special items. The first nine months of 2001 and 2000 included after-tax charges of $51 million and $144 million, respectively. See "Events Affecting Comparability" for further details. Net income in 2001 also was affected by a $2 million after-tax extraordinary loss, or $0.01 per share, related to the early retirement of ESOP debt, while 2000 results included a cumulative effect of accounting change of $26 million after-tax, or $0.10 per pro forma share. Net income for the nine-month period ended Sept. 30, 2001, would have been $452 million, or $1.71 per share, compared with $371 million, or $1.44 per pro forma share, for the nine-month period ended Sept. 30, 2000, excluding the restructuring and other special items in both periods, the extraordinary item in 2001, and the cumulative effect of an accounting change in 2000.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

                                                                      Nine Months Ended
                                                                                Sept. 30,
                                                                    ------------------------
        Total Monsanto Company and Subsidiaries:                        2001          2000
        ----------------------------------------                        ----          ----

           Net sales                                                 $ 4,253       $ 4,334
                                                                     =======       =======

           Income before extraordinary item and cumulative
             effect of accounting change                             $   401       $   227
               Add:   Interest expense - net of interest income           55           187
                      Income tax provision                               235           183
                                                                     -------       -------
           EBIT(1)                                                       691           597
               Add:   restructuring & other special items                 81           183
                                                                     -------       -------
           EBIT (excluding special items)                                772           780
               Add:   depreciation and amortization                      414           410
                                                                     -------       -------
           EBITDA (excluding special items) (2)                      $ 1,186       $ 1,190
                                                                     =======       =======

     (1) Earnings before extraordinary item, cumulative effect of accounting change, interest and taxes
     (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

          Net sales of $4.3 billion for the first nine months of 2001 declined 2 percent from net sales for the same period in 2000. The effects of foreign exchange rates, particularly the Brazilian real, negatively affected sales growth by nearly 4 percent. Conventional corn seed returns in Latin America reduced sales within the Seeds and Genomics segment by approximately $120 million. Increased revenues from biotechnology traits - in particular, soybean and stacked cotton traits - and increased revenues from certain businesses within the Agricultural Productivity segment partially mitigated the effects of currency fluctuations, the corn seed returns and lower ROUNDUP sales.

          Cost of goods sold increased 2 percent to $2.1 billion for the first nine months of 2001, from $2.0 billion for the same period in 2000. Gross profit decreased 5 percent to $2.2 billion for nine months ended Sept. 30, 2001, compared with gross profit of $2.3 billion for the same period last year. During the nine-month period, gross profit as a percent of sales declined 2 percentage points. Increased gross profit from biotechnology trait revenues was more than offset by the negative effects of corn seed returns in Latin America and lower gross profit in our Agricultural Productivity segment during the first nine months of 2001 when compared with the same period in 2000.

          SG&A expenses as a percent of sales improved 2 percentage points. These expenses declined 9 percent to $903 million for the nine-month period ended Sept. 30, 2001, compared with SG&A expenses of $988 million for the same period in 2000. This decrease was because of continued cost management efforts and to a lesser extent, lower employee-related expenses and the absence of amortization expense related to certain assets that became fully amortized in the third quarter of 2000.

          R&D expenses decreased 5 percent to $410 million for the nine-month period ended Sept. 30, 2001, compared with $431 million for the nine-month period ended Sept. 30, 2000. Our reduced R&D spending reflects the actions we have taken to focus on certain key crops and eliminate certain research projects.

          In the nine months ended Sept. 30, 2000, we wrote down $84 million of goodwill associated with a decision to terminate certain nutrition programs. Excluding this write-down, amortization of goodwill was relatively unchanged in the nine months ended Sept. 30, 2001, compared with the same period in 2000.

          Interest expense, net of interest income, decreased nearly 71 percent to $55 million for the first nine months of 2001, compared with $187 million for the first nine months of 2000. This decrease largely reflects the $2.9 billion reduction in debt resulting from our separation from Pharmacia and our IPO in 2000. Other expense, net of other income, of $24 million for the first nine months of 2001 declined $11 million from the same period last year. In the current year, other income from a deferred

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

     payout provision related to a past business divestiture, and gains on the sale of equity securities offset other expenses related to impairments of equity investments.

          Income tax provision increased 28 percent to $235 million for the nine-month period ended Sept. 30, 2001, compared with $183 million for the same period in 2000. This increase was largely due to the 55 percent improvement in pretax income (before extraordinary item and cumulative effect of accounting change) in the nine-month period ended Sept. 30, 2001, compared with the nine-month period ended Sept. 30, 2000. During the same period, the effective tax rate decreased from 45 percent for the nine months ended Sept. 30, 2000, to 37 percent for the nine months ended Sept. 30, 2001. This decrease was primarily a result of the non-deductibility of the $84 million goodwill write-down in 2000 and, to a lesser extent, the difference in the mix of earnings projected for 2001 versus 2000 earnings.

Agricultural Productivity Segment
---------------------------------

          Our Agricultural Productivity segment consists of our crop protection products (ROUNDUP and other glyphosate products and selective chemistries), animal agriculture, ROUNDUP lawn and garden products, and environmental technologies businesses.

                                                            Nine Months Ended
                                                                Sept. 30,
                                                           -----------------
                                                           2001         2000
                                                           ----         ----

    Net sales                                            $3,073       $3,104
                                                         ======       ======

    EBIT(1)                                               $ 865        $ 973
       Add: restructuring & other special items              48           15
                                                            ---          ---
    EBIT (excluding special items)                          913          988
       Add: depreciation and amortization                   167          151
                                                           ----         ----
    EBITDA (excluding special items) (2)                 $1,080       $1,139
                                                         ======       ======

     (1) Earnings before extraordinary item, cumulative effect of accounting change, interest and taxes
     (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

          In the Agricultural Productivity segment, net sales decreased 1 percent, or $31 million, to $3.1 billion for the first nine months of 2001 as compared with the same period last year. Lower herbicide sales offset higher sales from other agricultural productivity businesses.

          Worldwide net sales for our ROUNDUP herbicide and other glyphosate products (excluding ROUNDUP lawn and garden) of $2.0 billion during the first nine months of 2001 decreased 5 percent from $2.1 billion during the same period last year. Volumes of these products increased 5 percent during the period, but were offset by the 10 percent negative effect of mix and price of products sold. Excluding the effects of currency fluctuations, worldwide year-to-date price has declined more than 6 percent.

          In the United States, volume growth of 9 percent was slightly offset by a 7 percent decline in the prices of our ROUNDUP products, driven primarily by product mix and marketing programs, resulting in an overall increase in U.S. net sales. The overall increase in year-to-date U.S. volumes is consistent with our strategy to provide unique formulations of ROUNDUP (such as ROUNDUP ULTRAMAX and RT MASTER) and a range of products within the ROUNDUP portfolio of products to encourage new uses. We also are able to offer integrated solutions that give the farmer the choice to use a combination of seeds, traits and herbicides.

          Outside of the United States, net sales of ROUNDUP declined due to a variety of factors. The effects of currency fluctuations in Brazil and Japan, unfavorable weather conditions in Canada and Australia, and price competition were the leading factors.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

          Net sales of our other Agricultural Productivity products increased 7 percent, to $1.1 billion for the nine months ended Sept. 30, 2001, compared with net sales of $990 million in 2000. ROUNDUP lawn and garden net sales for the first nine months of 2001 increased over the same period last year, primarily because of strong volume growth and price increases on certain products. The results for the first nine months of 2001 also included sales from a previously unconsolidated investment, which was consolidated beginning in the second quarter of 2000 when we acquired a controlling interest. This business supplies a key raw material for the manufacture of our herbicides, including ROUNDUP. Global sales of acetanilide and other herbicides were lower in the first nine months of 2001, primarily because the company took advantage of a one-time U.S. acetanilide market opportunity in 2000, which increased 2000 sales.

          EBIT for the Agricultural Productivity segment declined 11 percent, to $865 million for the nine-month period ended Sept. 30, 2001, as compared with $973 million for the same period in 2000. EBIT for the first nine months of 2001 and 2000 was affected by special items; Agricultural Productivity EBIT (excluding special items) for the first nine months of 2001 of $913 million declined 8 percent, from $988 million for the same period a year ago. Overall gross profit for the segment declined 6 percent, with gross profit as a percent of sales dropping 3 percentage points. These gross profit declines resulted primarily from lower ROUNDUP prices, including the effects of currency and mix of products sold. Strong performances by the ROUNDUP lawn and garden and animal agriculture businesses, combined with improved cost management slightly mitigated these margin shortfalls. Operating expenses for the Agricultural Productivity segment declined 3 percent for the first nine months of 2001, reflective of continued cost management.

Seeds and Genomics Segment
--------------------------

          Our Seeds and Genomics segment consists of the global seeds and related traits business and genetic technology platforms.

                                                            Nine Months Ended
                                                                Sept. 30,
                                                            -----------------
                                                           2001         2000
                                                           ----         ----
    Net sales                                            $1,180       $1,230
                                                         ======       ======

    EBIT(1)                                              $ (174)      $ (376)
       Add: restructuring & other special items              33          168
                                                            ---         ----
    EBIT (excluding special items)                         (141)        (208)
       Add: depreciation and amortization                   247          259
                                                           ----         ----
    EBITDA (excluding special items) (2)                 $  106       $   51
                                                         ======       ======

     (1) Earnings (loss) before extraordinary item, cumulative effect of accounting change, interest and taxes
     (2) Earnings before extraordinary item, cumulative effect of accounting change, interest, taxes, depreciation, amortization and restructuring and other special items.

          Net sales for the Seeds and Genomics segment decreased 4 percent, or $50 million, to $1.2 billion for the first nine months of 2001 from the same period in 2000. This decline was largely a result of lower conventional corn seed sales in Latin America, where higher-than-anticipated returns of relatively high-priced corn seed affected sales by approximately $120 million. These seed returns resulted from a strategic decision made last year to sell higher performance corn seed. However, farmers chose not to plant that seed, resulting in substantial returns of relatively high-priced corn seed this year. In the United States, increased revenues from biotechnology traits and higher soybean seed sales offset lower conventional corn seed sales. The increase in trait revenue was led by particularly strong results for Monsanto's ROUNDUP READY soybean technology traits, including the effects of a higher royalty rate in place for the 2001-2002 selling season. Increased cotton trait revenue reflected higher demand for biotechnology traits, particularly our stacked BOLLGARD and ROUNDUP READY traits. Our new royalty pricing structure has shifted certain trait revenues from 2002 to the third and fourth quarters of 2001. We estimate that our insect-resistant and ROUNDUP READY technologies were used on approximately 84 million acres in the United States during the 2001-growing season, an increase of 17 percent over the previous year. Results for 2001 also include net sales of

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)
     approximately $50 million related to our grain sales program in Latin America, which reduces our credit risk and increases net sales but contributes minimally to gross profit and EBIT. See Note 9 - Accounting for Derivative Instruments and Hedging Activities - of Notes to Consolidated Financial Statements for further information.

          Year-to-date Seeds and Genomics gross profit declined 2 percent versus the comparable period last year. However, gross profit as a percent of net sales improved 1 percentage point during the same period. This is primarily a result of proportionally higher margin trait revenues, which offset the effects of the corn seed returns. Excluding the effects of our grain sales program discussed above, gross profit as a percent of net sales would have improved by more than 3 percentage points.

          SG&A expenses and R&D expenses decreased 16 percent and 7 percent, respectively, for the first nine months of 2001 compared with the first nine months of 2000 primarily because of cost reductions, as we have narrowed our focus to certain key crops. The absence of amortization expense related to certain assets associated with a seed company acquisition that became fully amortized in the third quarter of 2000 also contributed to the decline in SG&A expenses. Other expense decreased $9 million in the current year. Impairments of equity investments and increased losses from other equity affiliates were offset by a gain on the sale of equity securities and a deferred payout provision related to a past business divestiture.

          Seeds & Genomics EBIT for the nine months ended Sept. 30, 2001, improved to a loss of $174 million versus an EBIT loss of $376 million for the nine months ended Sept. 30, 2000. Restructuring and other special items affected EBIT during 2000 and, to a much lesser extent, 2001. EBIT (excluding special items) for the Seeds and Genomics segment improved to a loss of $141 million in the first nine months of 2001 versus a loss of $208 million in the first nine months of 2000. Increased revenues from biotechnology traits and continued cost management drove the EBIT improvement and offset the effects of lower corn seed sales.

Our Agreement with The Scotts Company
-------------------------------------

          In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our ROUNDUP lawn and garden business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the ROUNDUP lawn and garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement is deferred and required to be paid at later dates, together with interest. Monsanto is accruing the $20 million fixed fee per year owed by Scotts ratably over the periods during which it is being earned as a reduction of selling, general and administrative expenses. We also are accruing interest on the amounts owed by Scotts and including such amounts in interest income. The total amount owed by Scotts, including accrued interest, was $47 million as of Sept. 30, 2001, and $42 million as of Dec. 31, 2000. Scotts is required to begin paying these deferred amounts at $5 million per year in monthly installments beginning Oct. 1, 2002.

Events Affecting Comparability
------------------------------

          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. Total pretax charges from this plan are expected to be approximately $425 million to $475 million, including $261 million of net charges incurred in 2000 and $81 million in the first nine months of 2001. The first, second and third quarter 2001 charges were primarily associated with employee termination severance costs and facility closures related to certain R&D programs and non-core activities. For the nine months ended Sept. 30, 2001, a total charge of $7 million was recorded for the recognition of impairments of equity investments because of adverse business developments of the investees.

          In the third quarter of 2000, Monsanto recorded a pretax charge of $26 million to operations, consisting of workforce reduction costs of $21 million, asset impairments of $3 million, and other exit costs of $2 million. Results for the first nine months of 2000 included a net pretax charge of $183 million. This net pretax charge consisted of asset impairments of $132 million, workforce reduction costs of $52 million, other exit costs of $3 million, and a $4 million reversal of previously established restructuring reserves. These asset impairments during the same

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

     period consisted of $32 million for laureate oil inventories, $87 million for intangible assets (including $84 million of goodwill) and $13 million for equipment write-offs. The workforce reduction charges during this period reflected involuntary employee separation costs for 590 employees worldwide.

          These amounts were recorded in the  Statement of  Consolidated  Income
     (Loss) in the following categories:

                                                                Three Months Ended                 Nine Months Ended
                                                                     Sept. 30,                         Sept. 30,
                                                           ------------------------------    ------------------------------
                                                               2001             2000             2001           2000
                                                               ----             ----             ----           ----

         Cost of Goods Sold                                   $  (2)            $ --             $(13)          $  (32)
           Restructuring charges - net                           (9)             (26)             (61)             (67)
           Amortization and adjustments of goodwill              --               --               --              (84)
         Other Expense - net                                     (1)              --               (7)              --
                                                              -----             ----             ----           ------
         Income (Loss) Before Income Taxes                      (12)             (26)             (81)            (183)
           Income tax benefit (provision)                         4                5               30               39
                                                              -----             ----             ----           ------
         Net Income (Loss)                                    $  (8)            $(21)            $(51)          $ (144)
                                                              =====             ====             ====           ======


          Additional charges in the range of approximately $85 million to $135 million are expected to be incurred as we plan to continue to streamline our manufacturing operations and stringently focus our R&D programs. The remaining restructuring charges we expect to incur relate primarily to facility closures and employee severance and will be recorded during the last quarter of 2001 as plans are finalized, approved, and the appropriate communications to employees occur. We expect to fully implement these actions by the end of 2002. Cash payments to complete our restructuring plan will be funded from operations and are not expected to significantly affect our liquidity. We anticipate that our restructuring plan will yield annual cash savings of approximately $100 million. See Note 7 - Restructuring and Other Special Items - of Notes to Consolidated Financial Statements for further details.

Changes in Financial Condition - Sept. 30, 2001 Compared with Dec. 31, 2000
---------------------------------------------------------------------------

                                           Sept. 30, 2001       Dec. 31, 2000
                                           --------------       -------------
        Working capital                          $2,391                $2,216
        Current ratio                            1.86:1                1.80:1
        Debt-to-total capitalization                23%                   19%

          Our working capital at Sept. 30, 2001, increased 8 percent, or $175 million, from Dec. 31, 2000, working capital of $2.2 billion. Accounts receivable increased because of the seasonality of our business, partially offset by fluctuations in currency, primarily related to the Brazilian real. As part of our focus on receivables management, year-to-date worldwide collections increased 10 percent from the first nine months of 2000. Net accounts receivable as a percent of the last 12 months' sales remained flat with last year's net accounts receivable percentage at 55 percent.

          Our Sept. 30, 2001, debt levels are significantly higher than those of Dec. 31, 2000, because of seasonal working capital requirements. Under our debt structure, we use short-term commercial paper to fund our operating cash requirements. Accounts payable decreased from year-end primarily because of the payment of significant payables related to the construction of a new glyphosate manufacturing facility in Brazil, which began operations in the fourth quarter of 2001. Other current liabilities decreased from year-end primarily because of lower employee-related liabilities, as well as customer prepayments that were applied early in 2001, but were received prior to Dec. 31, 2000. These factors are the main contributors to our operating cash requirement. Total cash required by operations increased $59 million for the first nine months of 2001 compared with cash required by operations in the first nine months of 2000. This increase was driven by higher accounts payable payments and inventories, mostly offset by improved accounts receivable collections. Capital expenditures declined $155 million from the first nine months of 2000 to $292 million in the first nine months of 2001, as several glyphosate expansion projects and seed production facilities were completed.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

          As of Sept. 30, 2001, the company's borrowings included a related party loan payable of $279 million, a $356 million decrease from year-end. Monsanto's net borrowing position with Pharmacia decreased to $272 million at Sept. 30, 2001, from $430 million as of Dec. 31, 2000. We have committed external borrowing facilities amounting to $1.5 billion that were unused as of Sept. 30, 2001.

          Related party transactions, excluding treasury cash management, during the first nine months of 2001 and the last four months of 2000 (subsequent to the separation) resulted in a net payable (excluding dividends payable) of $59 million as of Sept. 30, 2001, and a net receivable (excluding dividends payable) from Pharmacia of $99 million as of Dec. 31, 2000. Transition services, payroll, pension and information technology costs associated with the separation accounted for the outstanding balances.

New Accounting Standards
------------------------

          In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. This statement is effective for Monsanto on Jan. 1, 2002. In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for Monsanto on Jan. 1, 2003. Monsanto has not yet determined the effect adoption of these standards will have on its consolidated financial position or results of operations.

          In June 2001, the FASB simultaneously approved SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interests method. The Business Combinations statement also provides broader criteria for identifying the types of acquired intangible assets that are required to be recognized separately from goodwill and those acquired intangible assets that are required to be included in goodwill. We are required to adopt the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also will require us to evaluate our existing goodwill and other intangible assets and to make any necessary reclassifications to conform with the new separation requirements at the date of adoption.

          SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on Jan. 1, 2002, goodwill will no longer be amortized; rather, it will be tested for impairment at least annually and in conjunction with an initial goodwill impairment test to be performed in 2002. SFAS No. 142 requires companies to record any impairment loss resulting from the initial impairment test as an accounting change in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all identifiable and recognized intangible assets and make any necessary amortization period adjustments by March 31, 2002. SFAS No. 142 also will require recognized intangible assets with definite useful lives to be amortized over such respective estimated lives and reviewed for impairment in accordance with SFAS No. 144. Any acquired and identifiable intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS No. 142 until its life is determined to no longer be indefinite. We are currently assessing our position but have not yet determined the effect that the adoption of these standards will have on our consolidated financial position or results of operations.

          Monsanto adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments on Jan. 1, 2001. These new accounting standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedge accounting. In accordance with the transition provisions of SFAS No. 133, we recorded a $2 million, net-of-tax,

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

     cumulative effect charge in other comprehensive income (loss) as of Jan. 1, 2001. This amount reflects the deferred amount of derivative instruments designated as cash flow hedges. Substantially all of the transition adjustment recorded within accumulated other comprehensive income will be reclassified into earnings by Dec. 31, 2001. Upon adoption of SFAS No. 133, the $19 million difference between the carrying value and fair value of hedged items classified as fair value hedges was offset by the change in fair value of the related derivatives. Accordingly, this transition adjustment had no net effect on earnings or shareowners' equity.

Outlook - Update
----------------

          Focused Strategy
          ----------------

          We continue to face a difficult agricultural environment, with commodity prices below historical levels and the effects of currency fluctuations affecting the industry. This environment has continued to affect grower income and liquidity, and thus, purchasing decisions. Despite the conditions in the industry, Monsanto's integrated solution of products and services provides a portfolio that continues to offer cost-effectiveness and added value to farmers. We will continue to focus on managing costs, in particular SG&A expenses, and to aggressively manage working capital. As part of our emphasis on working capital, we have focused on receivable collections and also have instituted more stringent credit policies. The devaluation of the Brazilian real and the strong U.S. dollar relative to other currencies may continue to affect our sales growth. We anticipate that our controlled, focused approach to the business will allow us to maintain an industry leadership position.

          The first half of the fiscal year is largely focused on the peak agricultural season in the Northern Hemisphere. During the second half of the year, the Southern Hemisphere is increasingly important. As a result, our fourth quarter 2001 growth is heavily dependent on conditions in the key Latin American agricultural markets of Argentina and Brazil. We will continue to closely track the economic conditions in those regions. We have taken several steps to help us manage these businesses for profitability, namely moving sales closer to the product use season, which occurs September through December. Importantly, the agricultural markets in Argentina and the soybean market in Brazil are export-oriented with grain trading denominated largely in U.S. dollars. However, if the economic conditions, including currency exchange rates, and conditions in the agricultural markets deteriorate further, it could have a material adverse effect on our financial position, profitability or liquidity, or increase our credit risk in those countries. In addition, unusually wet weather conditions in Argentina, and to a lesser extent in Brazil, may adversely affect our sales during the fourth quarter of 2001.

          ROUNDUP Post-Patent
          -------------------

          ROUNDUP continues to face competition from generic producers. In certain markets outside the United States, patents protecting ROUNDUP expired many years ago, and compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States on Sept. 20, 2000. A key driver for ROUNDUP growth in the future will be its use in conjunction with conservation tillage systems, which help farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weeds. We believe that there is significant value yet to be gained through growth in conservation tillage and in ROUNDUP READY crops.

          We expect to continue to selectively reduce prices through new formulations, discounts, rebates or other promotional strategies to encourage new uses and to increase our sales volumes. This strategy likely will result in a reduction in our gross margin, consistent with the gross margin reduction in recent years, as we have proactively and consistently implemented a price-elasticity strategy. In addition, as other agricultural chemical suppliers have access to glyphosate in the United States, their pricing policies may cause downward pressure on our prices. While there can be no assurance that any increases in volumes will offset price reductions, this generally has been our experience in world areas outside of the United States. In Brazil, the overall demand for glyphosate is growing but the industry is reducing its inventory levels. We have taken certain steps to minimize the effect on our business and will continue to monitor the situation.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

          Seed Biotechnology
          ------------------

          We continue to address concerns raised by consumers and public interest groups, and questions raised by government regulators regarding agricultural and food products developed through biotechnology. We are committed to addressing concerns regarding food products developed through biotechnology, and to achieving greater acceptance, efficient regulation and timely commercialization of biotechnology products. During the first nine months of 2001, progress was made on the biotechnology regulatory fronts in several countries. Earlier in the year, Monsanto's new ROUNDUP READY corn product received Japanese import approval. This product had previously received both U.S. food and feed approvals and was introduced in limited quantities this year in the United States. In April 2001, regulatory authorities approved the planting of ROUNDUP READY cotton in Argentina. This is the fourth Monsanto biotechnology trait approved for use there, and the first since 1998. Argentina is currently second only to the United States in the planting of crops improved through biotechnology. Also in 2001, the European Union (EU) stated its commitment to restart its regulatory processes, and proposed several directives and rules to govern the approval process for all biotechnology products. However, there is not yet a consensus among Member States about how to proceed. The Commission is expected to continue its effort to address Member State concerns, but it is not yet clear when the approval process will restart. Research recently published by the EU Commissioner for Research and Technology concluded that there is no evidence that crops and foods derived from biotechnology are any less safe than conventional foods. In October 2001, the U.S. Environmental Protection Agency granted extensions to our registrations to sell our insect-protected BOLLGARD and YIELDGARD technologies to U.S. farmers. In Brazil, we are focused on completing the steps necessary for approval of ROUNDUP READY soybeans. Although it is not possible to predict the approval timetables of regulatory and legal bodies, we remain cautiously optimistic for a limited commercial launch this year.


          We also continue to address concerns regarding, and issues arising from, the unintended (adventitious) presence of biotechnology materials in seed, crops or food. For example, during 2001 we participated in a voluntary withdrawal of canola seed because of the presence of trace levels of a biotechnology trait that had not yet been approved in a major importing country. We have also participated in discussions with the Japanese government concerning the detection of certain of our biotechnology traits in potato snack products. We expect these types of issues to continue to arise. We are addressing the issue of adventitious presence through our own seed quality programs, by working with others in the seed industry, and by continuing to press for the establishment of explicit thresholds for the adventitious presence of biotechnology traits.

          Starting with the 2002 selling season, we have eliminated the technology fee paid to us by growers who plant YIELDGARD insect-protected corn, ROUNDUP READY corn and ROUNDUP READY soybeans and replaced it with a royalty paid by the seed companies licensed to market those products. The new royalty pricing structure, which will make the purchase of seed with Monsanto's traits simpler, has resulted in a shift in certain trait revenues from the first two quarters of 2002 to the last two quarters of 2001.

          In October 2001, Monsanto and E. I. du Pont de Nemours and Company (DuPont) announced the resolution of issues related to Monsanto's MON810 YIELDGARD insect-protected corn trait used in Pioneer Hi-Bred International Inc.'s (Pioneer's) corn hybrids. The resolution includes the dismissal of several lawsuits regarding the development, licensing and sale of MON810 YIELDGARD products. Under this agreement, Pioneer, a DuPont subsidiary, will continue to sell MON810 YIELDGARD insect-protected corn hybrids under a royalty-bearing license from Monsanto. In addition, Monsanto will receive a one-time fee of approximately $56 million. The major components of this fee relate to Pioneer's past use of Monsanto's MON810 YIELDGARD product, and royalties related to sales of MON810 YIELDGARD products sold during 2001. The portion of the fee related to Pioneer's past use of the product will be recorded as other income during the fourth quarter of 2001. Royalties related to MON810 YIELDGARD products sold during 2001 will be recorded as trait revenues, also in the fourth quarter of 2001.

          Other Information
          -----------------

          As discussed in Note 8 - Commitments and Contingencies - of Notes to Consolidated Financial Statements, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry continues to evolve.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

          This Outlook section should be read in conjunction with outlook information in our annual report for the fiscal year ended Dec. 31, 2000, which is incorporated by reference into our annual report on Form 10-K. For additional information regarding the outlook for Monsanto, see "Cautionary Statements Regarding Forward- Looking Information," below.

Euro Conversion
---------------

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

Cautionary Statements Regarding Forward-Looking Information
-----------------------------------------------------------

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

          Competition for ROUNDUP: The family of ROUNDUP herbicides is a major product line. Patents protecting ROUNDUP in several countries expired in 1991, and compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States in September 2000. These herbicides are likely to face increasing competition in the future, primarily in the United States. We believe that we can compensate for increased competition both within and outside the United States and continue to increase revenues and maintain profits from ROUNDUP through a combination of (1) marketing strategy, (2) pricing strategy, and (3) decreased production costs.

          Marketing Strategy: We expect to increase ROUNDUP sales by encouraging new uses (especially conservation tillage), providing unique formulations and services and offering integrated seed and biotech solutions. The success of our ROUNDUP marketing strategy will depend on the continued expansion of conservation tillage practices and of ROUNDUP READY seed acreage, and on our ability to develop services and marketing programs that are attractive to our customers.

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

          Pricing Strategy: Historically, we have selectively reduced the net sales price of ROUNDUP worldwide in order to increase volumes and penetrate new markets. This price elasticity strategy is designed to increase demand for ROUNDUP by making ROUNDUP more economical, encouraging both new uses of the product and expansion of the number of acres treated. Our experience in numerous markets worldwide has been that price reductions have generally stimulated volume growth. However, such volume increases also may have been influenced by a variety of other factors, such as weather; launch of new products including ROUNDUP READY crops; competitive products and practices; and an increase in agricultural acres planted. Conditions, and therefore volume trends experienced to date, may or may not continue.

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

          Regulatory Approvals: The field testing, production and marketing of our products are subject to extensive regulations and numerous government approvals, which vary widely among jurisdictions. Obtaining necessary regulatory approvals can be time-consuming and costly, and there is no guarantee of success. Regulatory authorities can block the sale or import of our products, order recalls, and prohibit planting of seeds containing our technology. As agricultural biotechnology continues to evolve, new unanticipated restrictions and burdensome regulatory requirements may be imposed. In addition, international agreements may also affect the treatment of biotechnology products.

          Seed Quality and Adventitious Presence: The detection of unintended (adventitious) biotechnology traits in pre-commercial seed, commercial seed varieties or the crops and products produced can negatively affect our

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

     business or results of operations. The detection of adventitious presence can result in the withdrawal of seed lots from sale, or in governmental regulatory compliance actions such as crop destruction or product recalls in some jurisdictions. Concerns about seed quality related to biotechnology could also lead to additional regulations on our business, such as regulations related to testing procedures, mandatory governmental reviews of biotechnology advances, or the integrity of the food supply chain from the farm to the finished product. Together with other seed companies and industry associations, we are actively seeking sound, science-based rules and regulatory interpretations that would clarify the legal status of trace adventitious amounts of biotechnology traits in seed, crops and food. This will likely involve the establishment of appropriate threshold levels for the adventitious presence of biotechnology traits, and validated, standardized testing and analyses methods. Although we believe that thresholds are already implicit in existing laws, the establishment of appropriate explicit thresholds would clearly render adventitious presence acceptable if it is below the established threshold amounts.

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

                       MONSANTO COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS(continued)

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

          Markets Outside the United States: Sales outside the United States make up a substantial portion of our revenues and we intend to continue to actively explore international sales opportunities. Challenges that we face in international markets include changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, weather conditions, trade protection measures, import or export licensing requirements, and unexpected changes in regulatory requirements. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity. Although we have operations in virtually every region of the world, our ex-U.S. business is principally conducted in Brazil, Argentina, Canada, Mexico, France, Japan and Australia. Accordingly, events and conditions in those parts of the world generally have a more significant impact on our operations than similar changes in other ex-U.S. regions.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There are no material changes related to market risk from the disclosures in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          Pursuant to the Separation Agreement between us and Pharmacia Corporation (Pharmacia), effective Sept. 1, 2000, we assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although Pharmacia may remain the named defendant or plaintiff in these cases, we will manage the litigation. In addition, in the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. While the results of litigation cannot be predicted with certainty, we do not believe these matters or their ultimate disposition will have a material adverse effect on our financial position, profitability or liquidity. The following updates certain proceedings to which Pharmacia or we are a party and for which we are responsible. Other information with respect to legal proceedings appears in our annual report on Form 10-K for the year ended Dec. 31, 2000 and in our quarterly report on Form 10-Q for the periods ending March 31 and June 30, 2001. In the following discussion, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters.

          As described on Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, on March 19, 1996, Monsanto filed suit in the United States District Court in Delaware seeking $76 million in damages and injunctive relief against Mycogen Plant Science Inc., Agrigenetics, Inc. and Ciba-Geigy Corporation (now Novartis Seeds, Inc.) for infringement of our patent relating to synthetic Bt genes. Trial of this matter ended June 30, 1998, with a jury verdict that while the patent was literally infringed by the defendants, the patent was not enforceable due to a finding of prior invention by another party and was not infringed due to the defense of the reverse doctrine of equivalents. On Sept. 8, 1999, the district court affirmed in part the jury's verdict on the issue of prior invention but overturned the finding of non-infringement on the reverse doctrine of equivalents. The Court of Appeals for the Federal Circuit affirmed the judgment of the District Court and on Oct. 30, 2001, Monsanto's application for rehearing was denied.

          As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000 and in its quarterly report for the quarter ended June 30, 2001, on March 27, 1997, Pioneer Hi-Bred International Inc. ("Pioneer") filed an action against Monsanto regarding a 1993 license agreement for insect-resistant corn technology ("Bt corn"). All claims by Pioneer were dismissed, and Monsanto also prevailed at trial on counterclaims that terminated the license for material breach and resulted in the award to Monsanto of approximately $20 million in damages, interest and legal fees. The court also ordered Pioneer to destroy specified biological material discovered through the use of Monsanto's technology. The matter was appealed to the United States Court of Appeals for the Eighth Circuit. Effective Oct. 1, 2001, the parties settled all aspects of this litigation and have filed motions dismissing all proceedings and noting that the judgment has been satisfied. Pursuant to this settlement, Pioneer will continue to sell the insect-resistant corn technology at issue in this case (MON810 YIELDGARD insect-protected corn hybrids) under a royalty-bearing license from Monsanto, and Monsanto will receive a one-time fee of approximately $56 million. The major components of this fee relate to Pioneer's past use of Monsanto's MON810 YIELDGARD product, and royalties related to sales of MON810 YIELDGARD products sold during 2001.

          As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000 and in its quarterly reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, on Nov. 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) ("Aventis") filed suit in the United States District Court in North Carolina against Monsanto and DEKALB Genetics Corporation ("DEKALB Genetics") alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about Feb. 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB Genetics' inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics has filed an appeal of the jury verdict and damage award with the United States Court of Appeals for the Federal Circuit, and Aventis has filed an appeal to contest the finding that Monsanto was a bona fide licensee. Oral argument on all issues was held on Aug. 6, 2001. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis, entered prior to the June 3, 1999, jury verdict. In addition, we and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on Sept. 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB Genetics will appeal any adverse final decision or judgment. An arbitration was filed on May 27, 1999, in the name of Calgene LLC, our wholly-owned subsidiary, claiming that as a former partner of Aventis, Calgene LLC is entitled to at least half of any damages, royalties or other amounts recovered by Aventis from us or DEKALB Genetics pursuant to these proceedings. Calgene LLC's claim was denied by the arbitration panel and Aventis has applied to the United States District Court in Delaware to confirm the decision.

          As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000 and its quarterly report on Form 10-Q for the quarter ended June 30, 2001, on Oct. 28, 1998, Pioneer filed two related lawsuits seeking injunctive relief and unspecified damages against DEKALB Genetics and Asgrow Seed Company, LLC ("Asgrow"), another of our subsidiaries, in the United States District Court for the Southern District of Iowa alleging misappropriation of Pioneer trade secrets related to corn breeding. On Oct. 8, 1999, Pioneer added us and the prior owners of DEKALB Genetics and Asgrow (Pfizer Inc. and The Upjohn Company, respectively) as defendants in the litigation. In addition to state law trade secret misappropriation claims, Pioneer alleges Lanham Act and patent law violations. Pioneer also asserts that the defendants have violated an unspecified contractual obligation not to conduct breeding using Pioneer germplasm. On July 17, 1999, the court denied without prejudice the defendants' motions to dismiss the initial trade secret claims. On Jan. 4, 2000, the district court allowed Pioneer to amend its claims to assert that the defendants infringed its patents. On July 18, 2001, pursuant to a settlement agreement, a Stipulated Order of Partial Dismissal was entered by the court, dismissing all patent infringement claims. A trial readiness date of Nov. 2002 has been assigned for trial of the remaining non-patent claims.

          Enforcement of DEKALB Genetics' Patents
          ---------------------------------------

          As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000 and in its quarterly reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, DEKALB Genetics, which Monsanto acquired in Dec. 1998, has filed legal actions to enforce its patents. On April 30, 1996, DEKALB Genetics filed patent infringement actions in the United States District Court for the Northern District of Illinois against Pioneer, Mycogen Corporation ("Mycogen") and two of Mycogen's subsidiaries, and on Aug. 27, 1996, against several Hoechst Schering AgrEvo GmbH entities (these actions are referred to as the "Rockford Litigation"). The suits relate to DEKALB Genetics' patents involving herbicide-resistant and/or insect-resistant fertile, transgenic corn. In particular, the DEKALB Genetics patents cover:

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

          In each case, DEKALB Genetics has asked the court to determine that infringement has occurred, to enjoin further infringement and/or to award unspecified compensatory and exemplary damages. By order dated June 30, 1999, a special master construed the patent claims in a manner largely in accord with the position of DEKALB Genetics. The judge has adopted the findings of the special master and appointed a settlement mediator to conduct discussions among the parties. A re-trial of certain patent claims against Pioneer for sale of MON810 YIELDGARD insect-protected corn hybrids was resolved by a settlement effective Oct. 1, 2001 (the "Pioneer
     Settlement"). A trial against Mycogen involving different corn products, set for April 2001, was settled by Mycogen's agreement to pay royalties under various DEKALB Genetics patents. A separate lawsuit was also initiated against Monsanto and DEKALB Genetics on May 30, 2001, by Pioneer in the Rockford Litigation alleging that patent suits by Monsanto and DEKALB Genetics constituted sham litigation filed in violation of the antitrust laws. DEKALB Genetics and Monsanto are vigorously defending the baseless litigation and have requested that the suit be dismissed or stayed pending the outcome of the patent actions filed by DEKALB Genetics against Pioneer.

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

          On Nov. 23, 1999, Pioneer sued Monsanto, DEKALB Genetics and Novartis Seeds, Inc. in the United States District Court for the Eastern District of Iowa for alleged infringement of Pioneer's patent pertaining to the microprojectile transformation of corn. This suit was transferred at Monsanto's request to the United States District Court for the Northern District of Illinois for consolidated treatment with the Rockford Litigation, and Pioneer's claims relating to insect resistant corn were dismissed pursuant to the Pioneer Settlement. On Nov. 23, 1999, DEKALB Genetics filed an interference action in the United States District Court for the Northern District of Illinois seeking a declaration that DEKALB Genetics was the first inventor of the microprojectile method of producing fertile transgenic corn, and the related suits have been assigned to that court for disposition. On July 13, 2001, Pioneer was granted a related patent arising out of the same research for transformation of corn, and suit was initiated in the Rockford Litigation against DEKALB Genetics and Monsanto for alleged infringement of the new patent. The claims against DEKALB Genetics and Monsanto relating to insect resistant corn were dismissed pursuant to the Pioneer Settlement. Defendants are vigorously defending the remaining claims in the litigation.

          Grower Lawsuit
          --------------

          As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, on Dec. 14, 1999, a class action lawsuit claiming unspecified damages was filed against Monsanto in the United States District Court for the District of Columbia by six farmers purporting to represent a class composed of purchasers of genetically modified soybean and corn seed and growers of non-genetically modified soybean and corn seed. The complaint alleges that we violated various antitrust laws and unspecified international laws through our patent license agreements, breached an implied warranty of merchantability and violated unspecified consumer fraud and deceptive business practices laws in connection with the sale of genetically modified seed. The plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On Feb. 14, 2000, a class action lawsuit claiming unspecified damages was filed against Monsanto in the United States District Court for the Southern District of Illinois by five farmers purporting to represent various classes of farmers. The complaint alleges claims virtually identical to those in the preceding case. Both of these lawsuits have been transferred to and consolidated in the United States District Court for the Eastern District of Missouri. In March 2001, plaintiffs amended their complaint to add Pioneer, Syngenta Seeds, Inc., Syngenta Crop Protection, and Aventis as defendants, and to allege a conspiracy among all defendants to fix seed prices in the United States in violation of federal antitrust laws. Monsanto vigorously denies any liability in this case, denies that it has breached any legal obligations or engaged in any anti-competitive activities. Our licensed seed sales are authorized under United States patent law.

          Environmental Proceedings
          -------------------------

          As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2000, in the early 1980s, Monsanto was identified as a potentially responsible party at three landfills in West Virginia including the Heizer Creek landfill, the Poca Strip Mine landfill and the Manila Creek landfill. As a result, Monsanto entered into Consent Orders with the United States Environmental Protection Agency (EPA) and implemented remedial actions at each of those sites to address dioxin contamination, all of which were completed in the mid-1980s. The EPA is currently investigating over 20 sites in the Kanawha River valley to determine potential sources of dioxin discharges into the river. As a part of that process, the EPA is conducting preliminary assessments at the 20-plus sites including the three sites mentioned above and has notified Monsanto of its potential liability at the Heizer Creek landfill. Depending on the outcome of the EPA's preliminary assessments, Monsanto could receive notices of potential liability at the other two sites, although we have not received any such notices.

          On Sept. 28, 1999, we entered into a consent order with the EPA whereby we agreed to immediately investigate contamination at the Heizer Creek landfill near Nitro, West Virginia, and to propose a remedy based on our results. We used the Heizer Creek landfill for approximately one year between 1958 and 1959 to dispose of plant waste from our former Nitro, West Virginia, manufacturing location. In 1999, the EPA identified elevated levels of dioxin in one sample taken at the former landfill. In 2000, the investigation of the dioxin contamination at the site, the risk assessment and the evaluation of remedial action options have been completed and submitted to EPA in an Engineering Evaluation/Cost Analysis (EE/CA) Report. The EE/CA Report also contains our recommended remedy as required in the consent order. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. In late 2001, we received one comment from the EPA on the Report and are responding to it.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits: See Exhibit Index

(B) Reports on Form 8-K during the quarter ended Sept. 30, 2001: The Company furnished a report on Form 8-K on Sept. 7, 2001, pursuant to Regulation FD, relating to a slide presentation. The report on Form 8-K included information furnished under Item 9, announcing that Monsanto's Chief Executive Officer and other senior executives of the Company would speak with various investors, securities analysts and other members of the financial and investment community at various times during September, October and November of 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MONSANTO COMPANY
                                           -------------------
                                              (Registrant)


                                      /s/ Terrell K. Crews
                                   -------------------------------------
                                           Terrell K. Crews
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (On behalf of the Registrant and
                                    as Principal Financial Officer)



Date:        November 13, 2001

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

     2      Omitted - Inapplicable

   3.2      By-Laws of the Company, as amended on Sept. 26, 2001

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