Form 10-K405
period 2001-12-31
MONSANTO CO /NEW/
filed 2002-03-05
CIK 1110783

                                      2001
===============================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          (MARK ONE)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                             -----------------
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 001-16167
                                               ---------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES / X / NO / /
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /
         State the aggregate market value of the voting stock held by nonaffiliates of the registrant: approximately $1.1 billion as of the close of business on February 22, 2002.
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
258,156,508 shares of Common Stock, $0.01 par value, outstanding at February 22, 2002.

                       Documents Incorporated by Reference
Portions of Monsanto Company's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2002.


=============================================================================

                                     PART I
ITEM 1. BUSINESS.

         Monsanto Company is a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors, food companies, and consumers, in agricultural markets. Our herbicides, seeds, and related biotechnology trait products can be combined to provide growers with integrated solutions that help them produce higher-yield crops, while controlling weeds, insects and diseases more efficiently and cost-effectively. We also provide Roundup(R) lawn and garden products for the residential market.

         Monsanto Company was incorporated in February 2000 under Delaware law as a subsidiary of Pharmacia Corporation ("Pharmacia"), and is comprised of the operations, assets and liabilities that were previously the agricultural division of Pharmacia. On September 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a Separation Agreement dated as of that date (the "Separation Agreement"). On October 23, 2000, Monsanto sold 38,033,000 shares of its common stock in an initial public offering. Pharmacia continues to own 220,000,000 shares of Monsanto's common stock, representing 85.2 percent ownership of Monsanto as of February 22, 2002. Pharmacia has announced that its board of directors authorized a plan to spin off its remaining interest in Monsanto. Under the plan, Pharmacia will distribute its entire ownership of Monsanto stock to Pharmacia shareowners by means of a tax-free dividend during the fourth quarter of 2002.

         "Monsanto" and the "Company," and "we," "our" and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. With respect to the time period prior to September 1, 2000, these terms also refer to the agricultural business of Pharmacia.

         For 2001, Monsanto reported its business in two segments:
Agricultural Productivity, and Seeds and Genomics.

         The following information, appearing in Exhibit 99 to this Report, is incorporated herein by reference: the information appearing in "Note 19:
Segment and Geographic Data"; and the tabular information regarding net sales of Roundup(R) and other glyphosate products, excluding Roundup(R) lawn and garden products, appearing under the heading "Agricultural Productivity Segment". In the tabular information incorporated by reference, all dollar amounts are in millions, unless otherwise indicated.

PRINCIPAL PRODUCTS

         Monsanto's principal products for 2001, categorized by segments as described above, include the following:

------------------------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTIVITY
------------------------------------------------------------------------------------------------------------------
MAJOR PRODUCTS                                          END-USE PRODUCTS AND APPLICATIONS
------------------------------------------------------------------------------------------------------------------
Roundup(R) herbicide and other glyphosate-based         Nonselective agricultural and industrial applications
herbicides
------------------------------------------------------------------------------------------------------------------
Roundup(R) herbicide                                    Residential lawn and garden applications
------------------------------------------------------------------------------------------------------------------
Harness(R) and Degree(TM) acetanilide-based herbicides  Control of pre-emergent annual grass and small seeded broadleaf weeds in corn
------------------------------------------------------------------------------------------------------------------
Lasso(R) acetanilide-based herbicides                   Control of pre-emergent annual grasses and small
                                                        seeded broadleaf weeds in corn, soybean, peanut and
                                                        milo (sorghum) crops
------------------------------------------------------------------------------------------------------------------
Maverick(R) sulfosulfuron herbicide                     Control of downy brome, annual phalaris and other grassy
                                                        weeds in wheat
------------------------------------------------------------------------------------------------------------------
Machete(R) butachlor herbicide                          Control of most annual grasses, small seeded broadleaves
                                                        and some aquatic species in transplant rice, and in Korea
                                                        on fall barley and wheat
------------------------------------------------------------------------------------------------------------------
Avadex(R) BW and Far-Go(R) triallate herbicides         In spring applications provide wild oat control in
                                                        winter wheat, spring and Durham wheat as well as in
                                                        barley, peas and lentils. In fall applications will also
                                                        provide suppression of brome grass species
------------------------------------------------------------------------------------------------------------------
Permit(R), Manage(R) and Sempra(R) halosulfuron         Post-emergence control of sedges and broadleaf weeds in
herbicides                                              corn and grain sorghum, turf, cotton and sugarcane crops
------------------------------------------------------------------------------------------------------------------
Posilac(R) bovine somatotropin                          Increase efficiency of milk production in dairy cows
------------------------------------------------------------------------------------------------------------------
Monsanto Choice Genetics(TM)* swine                     Increase productivity of swine
genetics lines
------------------------------------------------------------------------------------------------------------------
Enviro-Chem(R) engineering and construction management  Processing plants for fertilizer producers, basic metals
services for processing plants using sulfuric acid;     production, oil refining
proprietary equipment and air pollution control
systems
------------------------------------------------------------------------------------------------------------------
Elemental Phosphorus                                    Production of high quality food, pharmaceutical, and
                                                        agricultural phosphorous compounds.
------------------------------------------------------------------------------------------------------------------

     *Formerly DEKALB Choice Genetics(TM)


-------------------------------------------------------------------------------------------------------------------
SEEDS AND GENOMICS

-------------------------------------------------------------------------------------------------------------------
MAJOR PRODUCTS                                          END-USE PRODUCTS AND APPLICATIONS
-------------------------------------------------------------------------------------------------------------------
Roundup Ready(R) trait in soybeans, canola,             Crops tolerant of Roundup(R) and other glyphosate
cotton and corn                                         herbicides
-------------------------------------------------------------------------------------------------------------------
Bollgard(R) and Roundup Ready(R) traits in cotton,      Crops tolerant of Roundup(R) and other glyphosate
YieldGard(R) and Roundup Ready(R) traits in corn        herbicides and protected against certain insect pests
-------------------------------------------------------------------------------------------------------------------
Bollgard(R) trait in cotton;                            Crops protected against certain insect pests
YieldGard(R) trait in corn
-------------------------------------------------------------------------------------------------------------------
Agroceres(TM), Asgrow(R), DEKALB(R) and Hartz(R)        Corn hybrids and foundation seed; soybean varieties and
branded seeds; Holden's Foundation Seeds(TM); PBI(R)    foundation seed; sunflower hybrids; sorghum grain hybrids
and Monsoy(TM) foundation seed                          and forage hybrids; wheat varieties and foundation seed;
                                                        oilseed rape and canola varieties; barley varieties;
                                                        alfalfa varieties
-------------------------------------------------------------------------------------------------------------------

         Products may be sold under different brand names in different countries. Unless otherwise indicated, trademarks shown in the above table and throughout this Report are owned or licensed by Monsanto or its subsidiaries.

         We are subject to extensive laws and regulations governing pesticides, new plant varieties, biotechnology traits and food and feed safety in the countries in which we manufacture or sell our products. In virtually all countries, we must obtain regulatory approvals prior to marketing our products.

PRINCIPAL EQUITY AFFILIATES

         In September 1998, we entered into an agreement, as amended from time to time, to form the Renessen LLC joint venture with Cargill, Incorporated ("Cargill") to develop and market enhanced crops for the grain processing and animal feed industries. Renessen began operations in January 1999 and has no specified term. We and Cargill each have a 50% interest in Renessen. Renessen is managed by a governance board on which we and Cargill have equal representation. With respect to Renessen, we and Cargill (1) have committed to make equal contributions to fund Renessen's approved business plan, (2) have granted Renessen a world-wide, fully paid-up, non-exclusive, non-royalty-bearing right and license to our and Cargill's respective patents and intellectual property relevant to Renessen's activities in the grain processing and animal feed industries, (3) receive rights to use intellectual property developed by Renessen in other specified areas and
(4) receive preferential rights to provide specified services to Renessen. This joint venture combines our seed assets and technology capabilities with Cargill's global grain processing, marketing and risk management infrastructure. Renessen's products under development include seeds designed to enhance processing efficiency and grain products designed to deliver better nutrition in animal feed. See information regarding equity affiliate expense in "Note 20: Other Expense - Net", appearing in Exhibit 99 to this Report and incorporated herein by reference.

COMPETITION

         The global markets for our agricultural products are highly competitive. We expect competition to intensify as the result of continuing industry consolidation, the expiration in 2000 of our patent for glyphosate herbicide in the United States, and continued expenditures by our competitors on the development and commercialization of biotechnology traits.

         Competitive success in crop protection products is dependent upon price, product performance, the quality of solutions offered to growers, market coverage, and the quality of service to distributors and growers. We have between five and ten major global competitors in agricultural chemical markets. We are the primary supplier of glyphosate to many of the largest competitors. Significant competition for Roundup(R) and other glyphosate herbicides comes from glyphosate producers in China, that sell to both local and export markets. See information regarding "Roundup(R) Herbicide", appearing under the heading "Outlook", appearing in Exhibit 99 to this Report and incorporated herein by reference; and "Competition for Roundup(R) Herbicide", appearing under the heading "Cautionary Statements Regarding Forward-Looking Information", below.

         Within the seeds business there are relatively few global competitors; however, we compete with hundreds of local and regional companies, to many of which we supply base germplasm and/or access to our biotechnology traits. In certain countries we also compete with government-owned seed companies, and may also compete with saved seed practices of growers. Product performance (in particular, crop yield), customer service, intellectual property and price are important determinants of market success. In addition, strong distributor and grower relationships have been important in the United States and other countries.

         Our traits compete directly with agricultural chemicals as well as with traits developed by other companies. Other agrichemical marketers produce chemical products that compete with some of our Roundup Ready(R) and insect-protected systems. Competition for the discovery of new agricultural traits based on biotechnology and/or genomics is likely to come from major global agrichemical companies, and also from academic researchers, biotechnology boutiques and numerous firms that are investigating gene function with principal focus on human applications. The primary factors underlying the competitive success of traits are performance and commercial viability, timeliness of introduction, value, governmental approvals, public acceptance, and environmental impact.

CUSTOMERS

         We sell to a variety of customers in the agricultural industry, including individual growers, seed companies, distributors, independent retailers and agricultural cooperatives, as well as to other major agricultural chemical producers. We seek to build strong partnerships with our customers, and we have signed multiyear contracts and supply agreements with many of our larger customers. While no single customer represents more than 10% of our consolidated revenues, our three largest United States agricultural distributors represented, in aggregate, approximately 18% of our worldwide net sales in 2001, and over one-third of our net sales in the United States.

         We have no material contracts with the government of the United States or any state, local or foreign government.

DISTRIBUTION OF PRODUCTS

         Monsanto has a worldwide distribution and sales and marketing organization that consolidates the sales forces of our crop protection and seeds and traits operations. We sell our crop protection products, seeds and traits to growers through distributors, retailers and dealers; and, in some cases outside the United States, through joint ventures. In addition, we license a broad package of our germplasm and trait technologies to seed companies that do business in the United States and certain international markets. The seed companies pay a royalty to Monsanto for these traits and then market these products to growers. In most cases, growers are required to sign a technology agreement which acknowledges our patents and which ensures appropriate stewardship of the traits. Depending upon the type of trait and the geographic location, these license agreements may also incur royalty payments or trait fees from growers. In some cases, we also market our germplasm and traits directly to growers.

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

EMPLOYEE RELATIONS

         As of December 31, 2001, Monsanto had approximately 14,600 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

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

         In addition to potential liability for our own manufacturing locations and off-site disposal and formulation facilities, under the terms of the Separation Agreement we agreed to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities primarily related to Pharmacia's former agricultural or chemical businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc., the former chemicals business of Pharmacia, assumed from Pharmacia in connection with its spinoff on September 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities.

         See information regarding remediation of waste disposal sites and reserves for remediation, appearing in "Note 18: Commitments and Contingencies", appearing in Exhibit 99 to this Report and incorporated herein by reference. For information regarding certain environmental proceedings, see "Legal Proceedings," below.

INTERNATIONAL OPERATIONS

         See information regarding "Operations Outside the United States", appearing under the heading "Cautionary Statements Regarding Forward-Looking Information", below; and "Note 19: Segment and Geographic Data", appearing in Exhibit 99 to this Report and incorporated herein by reference.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

         Monsanto relies on a broad portfolio of patents in the United States and many foreign countries to obtain intellectual property protection for its products and processes. United States Plant Variety Protection Act Certificates and foreign plant registrations are also significant to the Seeds and Genomics segment.

         Patents protecting the active ingredient in Roundup(R) herbicide expired in the United States in September 2000, and have expired in most other countries. Monsanto has several patents on its glyphosate formulations and manufacturing processes in the United States and other countries, some of which will not expire until 2015 and beyond. Monsanto's insect resistance traits (including YieldGard(R) trait in corn seed and Bollgard(R) trait in cotton seed) are protected by patents which extend until at least 2011. Monsanto's herbicide resistance traits (Roundup Ready(R) traits in cotton seed, corn seed, canola seed and soybean seed) are protected by patents which extend until at least 2014. Posilac(R) bovine somatotropin is protected by a United States patent that expires in 2008, and by corresponding patents in other countries, most of which expire in 2005. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire between January 2003 and March 2012; corresponding patents in other countries have varying terms.

         Monsanto also holds licenses from other parties relating to certain products and processes. The Company has obtained perpetual licenses to chemicals for Harness(R) herbicide and to chemicals for Maverick(R) herbicide, and to manufacturing technology for Posilac(R) bovine somatotropin, and has licensed gene transformation technology for Roundup Ready(R) soybean and corn products until patent expiration in 2007. Monsanto also has a license to chemicals for its halosulfuron herbicides, including Permit(R), Manage(R) and Sempra(R); the license expires in 2004 but is automatically extended unless terminated. In addition, Monsanto has obtained various licenses in order to protect certain of its technologies used in the production of Roundup Ready(R) seeds, and certain of its technologies relating to pipeline products, from claims of infringement of patents of others. These licenses last for the lifetimes of the applicable patents. The Company holds numerous licenses in connection with its genomics program, for example: a perpetual license to certain genomics technologies for use in the areas of plant agriculture and dairy cattle; perpetual licenses to classes of proprietary genes for the development of commercial traits in crops, to patents expiring from 2018 to 2026; perpetual licenses to functional characterizations of the Company's proprietary genes; perpetual licenses to certain genomics sequences; and certain genomics technologies.

         Monsanto also owns a considerable number of established trademarks in many countries under which it markets its products. The Company files trademark applications for its branded products to preserve product identity and enhance customer loyalty. Most of the Company's branded products, including Roundup(R) herbicide, are sold under Company trademarks.

         P4 Production, LLC, an entity 99% owned by, and operated by, Monsanto ("P4 Production"), holds (directly or by assignment) numerous phosphate leases, which were issued on behalf of or granted by the United States, the State of Idaho and private parties. None of these leases taken individually is material, although the leases in the aggregate are significant because elemental phosphorus is a key raw material for the production of glyphosate herbicide. The phosphate leases have varying terms, with leases obtained from the United States being of indefinite duration subject to the modification of lease terms at twenty-year intervals.

         A considerable number of Monsanto's patents and licenses are currently the subject of litigation; see "Legal Proceedings" below.

RAW MATERIALS AND ENERGY RESOURCES

         We are a significant purchaser of a variety of basic and intermediate raw materials. Our major raw materials and energy requirements are typically purchased through long-term contracts. We are not dependent on any one outside supplier for a significant amount of any raw material requirements, but certain important raw materials are obtained from a few major suppliers. Additional capacity exists for all major raw materials either from different suppliers or from alternate manufacturing locations. Catalyst are used in various intermediate steps in the production of glyphosate. These are produced by two major catalyst manufacturers using our proprietary technology at various sites globally. Additional capacity exists from different suppliers or from alternate manufacturing locations.

         Energy is available as required but pricing is subject to market fluctuations from time to time. We engage in hedging transactions to protect our cost position for natural gas and electricity.

         We purchase all of our North American supply of elemental phosphorus, a key raw material for the production of Roundup(R) herbicide, from P4 Production which, as noted above, is 99% owned by, and operated by, Monsanto. Alternate sources of elemental phosphorus are available from other sources based in the Netherlands and China.

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

RESEARCH AND DEVELOPMENT

         Monsanto's expenses for research and development were $560 million, $588 million, and $695 million, for 2001, 2000, and 1999, respectively. The decreases in 2001 and 2000 were due primarily to a decision to reduce spending on non-core programs and to focus research programs on certain key crops.

SEASONALITY AND WORKING CAPITAL

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

         See information under the heading "Financial Condition, Liquidity and Capital Resources", appearing in Exhibit 99 to this Report and incorporated herein by reference.

LEGAL PROCEEDINGS

         Pursuant to the Separation Agreement between ourselves and Pharmacia, effective September 1, 2000, we assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although Pharmacia may remain the named defendant or plaintiff in these cases, we manage the litigation. In the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. The discussion below describes certain proceedings to which Pharmacia or we are a party and which we are defending or prosecuting. In that discussion, we have used the terms "Monsanto," "we" or "us," to reflect our responsibility for the litigation, even where Pharmacia is actually the named party. Monsanto is also involved in other legal proceedings arising in the ordinary course of our business. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of these proceedings.

         In addition to the proceedings described below, to which Pharmacia or we are a party and which we are defending or prosecuting, pursuant to the Separation Agreement we have assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. Under the Separation Agreement, we agreed to indemnify Pharmacia for any liabilities that Solutia Inc. had assumed from Pharmacia in connection with the spinoff of Solutia on September 1, 1997 (the "Solutia Spinoff"), to the extent that Solutia fails to pay, perform or discharge those liabilities. This indemnification obligation applies to litigation, environmental and all other liabilities that were assumed by Solutia, and which are not included in the discussion below. For example, pursuant to the Distribution Agreement entered into in connection with the Solutia Spinoff (the "Distribution Agreement"), Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCB's), which were discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the Solutia Spinoff. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation. Pursuant to the terms of the Separation Agreement, Monsanto would be required to indemnify Pharmacia in the event that Solutia failed to pay or discharge such liabilities or to indemnify Pharmacia therefor.

         PROCEEDINGS RELATED TO BIOTECHNOLOGY RIGHTS
         -------------------------------------------

         On May 19, 1995, Mycogen Plant Science Inc. ("MPS") filed suit against Monsanto in the United States District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. Monsanto prevailed on summary judgment in dismissing all claims. On May 30, 2001, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment finding that current products of Monsanto do not infringe the MPS patent. The appellate court also determined that certain factual issues prevented complete entry of summary judgment on the issue of prior invention by Monsanto and remanded the matter to District Court. Monsanto has moved for summary judgment on all remaining claims on the basis that a prior judgment won by Monsanto against MPS in United States District Court in Delaware, is dispositive of all claims asserted by MPS.

         Monsanto is also a party in interference proceedings against MPS in the United States Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology. Under United States law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with our Bt technology, the United States Patent and Trademark Office must hold interference proceedings to identify the party who first invented the particular invention in dispute. In prior litigation between the parties Monsanto has been determined to be the prior inventor of patent claims associated with synthetic Bt technology.

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

         On October 22, 1996, Mycogen filed suit against Monsanto, DEKALB Genetics Corporation (subsequently acquired by us) ("DEKALB Genetics") and Delta and Pine Land Company ("Delta and Pine Land") in the United States District Court in Delaware alleging infringement of two Bt-related patents (the "Delaware Bt Action"). The jury trial concluded on February 3, 1998, with a verdict in favor of all defendants. Mycogen's patents were invalidated on the basis that we were a prior inventor. On September 8, 1999, the district court issued a revised order that upheld the jury verdict and ruled that Mycogen's patents were invalid due to their prior invention and lack of enablement. On March 12, 2001, the Court of Appeals for the Federal Circuit affirmed the verdict that had invalidated Mycogen's patents on the basis of prior invention. Mycogen has applied for writ of certiorari to the United States Supreme Court in this matter.

         On November 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) ("Aventis") filed suit in the United States District Court in North Carolina against Monsanto and DEKALB Genetics Corporation ("DEKALB Genetics") alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury.
Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed Monsanto from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about February 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB

Genetics' inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics appealed the jury verdict and damage award, and Aventis appealed the finding that Monsanto was a bona fide licensee. On November 22, 2001 the United States Court of Appeals for the Federal Circuit upheld the prior judgments. Both parties have requested rehearing en banc on the appellate decisions. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis, entered prior to the June 3, 1999, jury verdict. In addition, we and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on September 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB Genetics will appeal any adverse final decision or judgment.

         On October 28, 1998, Pioneer Hi-Bred International Inc. ("Pioneer") filed two related lawsuits seeking injunctive relief and unspecified damages against DEKALB Genetics and Asgrow Seed Company, LLC ("Asgrow"), another of our subsidiaries, in the United States District Court for the Southern District of Iowa alleging misappropriation of Pioneer trade secrets related to corn breeding. On October 8, 1999, Pioneer added us and the prior owners of DEKALB Genetics and Asgrow (Pfizer Inc. and The Upjohn Company, respectively) as defendants in the litigation. In addition to state law trade secret misappropriation claims, Pioneer alleges Lanham Act and patent law violations. Pioneer also asserts that the defendants have violated an unspecified contractual obligation not to conduct breeding using Pioneer germplasm. On July 17, 1999, the court denied without prejudice the defendants' motions to dismiss the initial trade secret claims. On January 4, 2000, the district court allowed Pioneer to amend its claims to assert that the defendants infringed its patents. On July 18, 2001, pursuant to a settlement agreement, a Stipulated Order of Partial Dismissal was entered by the court, dismissing all patent infringement claims. A trial readiness date of November 2002 has been assigned for trial of the remaining non-patent claims.

         On December 8, 1999, Monsanto filed suit against Pioneer in the United States District Court for the Eastern District of Missouri to terminate a technology license for glyphosate-tolerant soybeans and canola granted by it to Pioneer, on the ground that Pioneer had improperly assigned the license in connection with its merger with E. I. du Pont De Nemours and Company ("DuPont"). We allege that the assignment resulted in unauthorized sales, and therefore infringed our patents and violated our trademark rights. The court ordered that the contract issues and intellectual property issues be tried separately, in bifurcated proceedings. On June 27, 2000, the court held that Pioneer had assigned our intellectual property license in connection with the merger, and denied Pioneer's motion to dismiss the complaint. On March 20, 2001, a summary judgment was granted in our favor with respect to the contract phase of the proceedings, terminating Pioneer's license effective as of October 1, 1999, the date of its merger with DuPont. The court granted Pioneer's request to allow it to take an interlocutory appeal of this judgment.

The issue of damages will be resolved in the intellectual property phase of the proceedings. On May 1, 2001, the court stayed the intellectual property phase of the case pending the resolution of Pioneer's interlocutory appeal. The case is currently on appeal to the United States Court of Appeal for the Federal Circuit and was argued February 5, 2002. Following the completing of the appeal, issues such as damages for prior unauthorized sales and injunctive relief, if appropriate against Pioneer, will be presented to the District Court.

         ENFORCEMENT OF DEKALB GENETICS' PATENTS
         ---------------------------------------

         DEKALB Genetics, which Monsanto acquired in December 1998, has filed legal actions to enforce its patents. On April 30, 1996, DEKALB Genetics filed patent infringement actions in the United States District Court for the Northern District of Illinois against Pioneer, Mycogen and two of Mycogen's subsidiaries, and on August 27, 1996, against several Hoechst Schering AgrEvo GmbH entities (these actions are referred to as the "Rockford Litigation"). The suits relate to DEKALB Genetics' patents involving herbicide-resistant and/or insect-resistant fertile, transgenic corn. In particular, the DEKALB Genetics patents cover:

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

         On November 23, 1999, Pioneer sued Monsanto, DEKALB Genetics and Novartis Seeds, Inc. in the United States District Court for the Eastern District of Iowa for alleged infringement of Pioneer's patent pertaining to the microprojectile transformation of corn. This suit was transferred at Monsanto's request to the United States District Court for the Northern District of Illinois for consolidated treatment with the Rockford
Litigation. On November 23, 1999, DEKALB Genetics filed an interference action in the United States District Court for the Northern District of Illinois seeking a declaration that DEKALB Genetics was the first inventor of the microprojectile method of producing fertile transgenic corn, and the related suits have been assigned to that court for disposition. On July 13, 2001, Pioneer was granted a related patent arising out of the same research for transformation of corn, and suit was initiated in the Rockford Litigation against DEKALB Genetics and Monsanto for alleged infringement of the new patent. Pioneer's claims against DEKALB Genetics and Monsanto relating to insect resistant corn were dismissed pursuant to a settlement agreement effective October 1, 2001. Defendants are vigorously defending the remaining claims in the litigation.

         GLYPHOSATE ANTITRUST AND PATENT PROCEEDINGS
         -------------------------------------------

         On March 27, 2000, DuPont filed a suit against Monsanto in the United States District Court for the District of South Carolina, seeking unspecified damages and injunctive relief for alleged violations of federal antitrust acts and state law in connection with glyphosate-related business matters. The complaint asserts that a DuPont herbicide product has not been successfully introduced into the marketplace due to alleged anticompetitive practices that have enhanced our sales of Roundup(R) herbicide and Roundup Ready(R) cotton. DuPont amended its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of our advertising campaigns. On September 28, 2001, Monsanto filed a counterclaim, alleging that DuPont had violated the Lanham Act in connection with its advertising of DuPont's herbicides. The case has been reassigned to a new judge and is tentatively scheduled for trial in September 2002. Monsanto denies that it has engaged in any anti-competitive activities.

         On March 30, 2000, DuPont filed a suit against Monsanto and Asgrow in the United States District Court for Delaware, seeking damages and equitable relief including the divestiture of Asgrow by Monsanto for alleged violations of federal antitrust acts and state law in connection with glyphosate-tolerant soybean business matters. The complaint asserts that Asgrow breached certain contract obligations and that Monsanto tortiously interfered with those obligations, and as a consequence DuPont is asserting previously resolved claims that Asgrow misappropriated intellectual property of DuPont. The complaint also alleges that Asgrow's actions improperly accelerated Monsanto's development of glyphosate-tolerant soybeans. In September 2000, DuPont amended its complaint to add a cause of action based upon an alleged violation of the Lanham Act relating to some of our advertising campaigns. Monsanto has filed to dismiss the lawsuit based on statute of limitations and estoppel. On February 14, 2001, the court ruled that all claims accruing prior to March 30, 1997, were time-barred. On June 15, 2001, Asgrow obtained leave to file a counterclaim asserting that it is a co-owner of certain intellectual property rights asserted by DuPont in this lawsuit. On June 22, 2001, DuPont filed a further amended complaint, alleging that it was defrauded by Monsanto and/or Asgrow into entering into certain business arrangements, and asserting certain other state law claims.

         On November 13, 2001, Chemical Products Technologies, Inc.
("CPT, Inc.") initiated a lawsuit in the United States District Court for the District of South Carolina, Florence Division, against Monsanto. In its Complaint, CPT, Inc. seeks damages arising out of alleged violations of
Section 1 of the Sherman Act (antitrust), the Lanham Act and the South Carolina Unfair Trade Practices Act. CPT, Inc. claims that Monsanto has violated the Sherman Act in several respects in connection with glyphosate-related business matters, and has violated the Lanham Act by unfairly disparaging CPT, Inc.'s ClearOut(TM) herbicide product, thereby interfering with CPT, Inc.'s customer relationships. Monsanto denies CPT, Inc.'s allegations and filed an Answer and Affirmative Defenses on December 31, 2001. On February 8, 2002, the CPT, Inc. matter was consolidated with the DuPont litigation pending in the South Carolina court. On March 1, 2002, Zetachem USA, Inc. ("Zetachem USA") applied for leave to be added as an additional plaintiff in the South Carolina action. Monsanto denies that it has any liability to CPT, Inc. or Zetachem USA.

         On November 13, 2001, Monsanto filed a lawsuit in the United States District Court for the Eastern District of Missouri against Chemical Products Technologies, LLC ("CPT, LLC"), Zetachem USA, Zetachem PTY
Ltd., and Hide Company, LLC d/b/a The Hide Group, alleging infringement of Monsanto's "process patents," which cover unique two-step processes for making glyphosate herbicide from glyphosate intermediate. Glyphosate is the active ingredient in Monsanto's Roundup(R) brand herbicide. Monsanto claims that CPT, LLC infringed on these patents when it used one or more of the covered two-step processes to manufacture glyphosate for use in its ClearOut 41 Plus(TM) herbicide product - a generic competitor with Monsanto's Roundup(R) brand herbicide; and that other defendants aided the infringement. Monsanto also alleges violations of the Lanham Act for falsely representing that defendants' products were "replacements" for Monsanto's Roundup(R) brand of herbicides. Monsanto seeks a judgment for actual and treble damages, for an injunction permanently enjoining the defendants from further infringement of any of the referenced patents and violations of the Lanham Act, plus an injunction enjoining CPT, LLC from offering for sale or importing an infringing product.

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

         PROCEEDINGS RELATED TO DELTA AND PINE LAND COMPANY
         --------------------------------------------------

         On January 18, 2000, Delta and Pine Land reinstituted a suit against Monsanto in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from our alleged failure to exercise reasonable efforts to complete the merger. The parties have agreed that following the dismissal of certain shareholder litigation initiated against Delta and Pine Land and Monsanto in Delaware, all remaining litigation between the companies will proceed in Mississippi. On February 14, 2001, Delta and Pine Land amended its complaint, to add an allegation that Monsanto tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On November 11, 2001, the court denied Monsanto's motions for summary judgment and dismissal.

         AGENT ORANGE
         ------------

         Since the 1984 termination of the class action litigation against various manufacturers, including Monsanto, of the herbicide Agent Orange used in the Vietnam War, Monsanto has successfully defended against various lawsuits associated with the herbicide's use. A few matters remain pending, including three separate actions, now consolidated, filed against Monsanto and The Dow Chemical Company in Seoul, Korea, in October 1999. Approximately 13,760 Korean veterans of the Vietnam War allege they were exposed to, and suffered injuries from, herbicides manufactured by the defendants. The complaints fail to assert any specific causes of action, but seek damages of 300 million won (approximately $250,000) per plaintiff. Monsanto is also subject to ancillary actions in Korea, including a request for provisional relief pending resolution of the main lawsuit. The Korean trial court has announced its intent to proceed with the closure of the formal hearings in the matter and the parties are now tendering final briefs and evidence. A decision in the trial court is expected in the second quarter followed by de novo appeal on behalf of the non-prevailing parties. On December 2, 1999, plaintiffs filed a class action lawsuit against Monsanto and five other herbicide manufacturers in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 United States service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted transfer of the case to the United States District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. Two suits filed by individual U.S. veterans contesting their denial of claims subsequent to the class action settlement have been consolidated in the multidistrict litigation, and were dismissed by the District Court. In an opinion dated November 30, 2001 the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal claims and remanded the cases to the District Court for further proceedings. On December 14, 2001 defendants filed with the Court of Appeals a Petition for Rehearing and Rehearing En Banc.

         ENVIRONMENTAL PROCEEDINGS
         -------------------------

         On March 7, 2000, the United States Department of Justice filed suit on behalf of the EPA in United States District Court for the District of Wyoming against Monsanto, Solutia Inc. ("Solutia") and P4 Production, LLC ("P4 Production") seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming, on June 25, 1999. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release. Any liability would be shared by Monsanto and Solutia, based upon the purchases from P4 Production.

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

         On September 28, 1999, we entered into a consent order with the United States Environmental Protection Agency ("EPA") whereby we agreed to immediately investigate contamination at the Heizer Creek landfill near Nitro, West Virginia, and to propose a remedy based on our results. We used the Heizer Creek landfill for approximately one year between 1958 and 1959 to dispose of plant waste from our former Nitro, West Virginia, manufacturing location. In 1999, the EPA identified elevated levels of dioxin in one sample taken at the former landfill. The investigation of the dioxin contamination at the site, the risk assessment and the evaluation of remedial action options have been completed and submitted to EPA in an Engineering Evaluation/Cost Analysis (EE/CA) Report. The EE/CA Report also contains our recommended remedy as required in the consent order. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. In late 2001, we received one comment from EPA on the report, which was promptly investigated with the result submitted to EPA in an addendum to the original EE/CA Report. We are now awaiting approval of the report and recommended remedy from EPA.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. We believe it is in the best interest of our shareowners to use these provisions in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. Forward-looking statements include: statements about our business plans; statements about the potential for the development, regulatory approval, and public acceptance of new products; estimates of future financial performance; predictions of national or international economic, political or market conditions; statements regarding other factors that could affect our future operations or financial position; and other statements that are not matters of historical fact. Such statements often include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

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

COMPETITION FOR ROUNDUP(R) HERBICIDE: Roundup(R) herbicide is a major product line. Patents protecting Roundup(R) in several countries expired in 1991, and compound per se patent protection for the active ingredient in Roundup(R) herbicide expired in the United States in 2000. Roundup(R) herbicide is likely to face increasing competition in the future, including in the United
States. In order to compete successfully in this environment, we rely on a combination of (1) marketing strategy, (2) pricing strategy, and (3) decreased production costs.

Marketing Strategy: We expect to increase Roundup(R) sales volumes by encouraging new uses (especially conservation tillage), providing unique formulations and services, and offering integrated seed and biotech solutions. The success of our Roundup(R) marketing strategy will depend on the continued expansion of conservation tillage practices and of Roundup Ready(R) seed acreage, and on our ability to develop services and marketing programs that are attractive to our customers.

Pricing Strategy: Historically, we have selectively reduced the net sales price of Roundup(R) worldwide in order to increase volumes and penetrate new markets. This price elasticity strategy is designed to increase demand for Roundup(R) by making Roundup(R) more economical, encouraging both new uses of the product and expansion of the number of acres treated. However, there can be no guarantee that price reductions will stimulate enough volume growth to offset the price reductions and increase revenues.

Production Cost Decreases: We also believe that increased volumes and technological innovations will lead to efficiencies that will reduce the production cost of glyphosate. As part of this strategy, we have entered into agreements to supply glyphosate to other herbicide producers. Such cost reductions will depend on realizing such increased volumes and innovations, and securing the resources required to expand production of Roundup(R).

REALIZATION AND INTRODUCTION OF NEW PRODUCTS: Our ability to develop and introduce new products to market, particularly new agricultural biotechnology products, will depend on, among other things, the availability of sufficient financial resources to fund research and development needs; the success of our research efforts; our ability to gain acceptance through the chain of commerce (e.g., by processors, food companies, and consumers); our ability to obtain regulatory approvals; the demonstrated effectiveness of our products; our ability to produce new products on a large scale and to market them economically; our ability to develop, purchase or license required technology; and the existence of sufficient distribution channels.

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

Securing governmental approvals for, and consumer confidence in, products developed through biotechnology poses numerous challenges, particularly outside the United States. If crops grown from seeds that were developed through biotechnology are not yet approved for import into certain markets, growers in other countries may be restricted from introducing or selling their grain. In addition, because some markets have not approved these products, some companies in the food industry have sought to establish supplies of non-genetically-modified crops, or have refused to purchase crops grown from seeds developed through biotechnology. Resulting concerns about trade and marketability of these products may deter farmers from planting them, even in countries where planting and consumption have been fully approved.

REGULATORY APPROVALS: The field testing, production and marketing of our products are subject to extensive regulations and numerous government approvals, which vary widely among jurisdictions. Obtaining necessary regulatory approvals can be time consuming and costly, and there can be no guarantee of the timing or granting of approvals. Regulatory authorities can block the sale or import of our products, order recalls, and prohibit planting of seeds containing our technology. As agricultural biotechnology continues to evolve, new unanticipated restrictions and burdensome regulatory requirements may be imposed. In addition, international agreements may also affect the treatment of biotechnology products.

SEED QUALITY AND ADVENTITIOUS PRESENCE: The detection of unintended (adventitious) biotechnology traits in precommercial seed, commercial seed varieties, or the crops and products produced can negatively affect our business or results of operations. The detection of adventitious presence can result in the withdrawal of seed lots from sale, or in governmental regulatory compliance actions such as crop destruction or product recalls in some jurisdictions. Concerns about seed quality related to biotechnology could also lead to additional requirements such as seed labeling and traceability. Concerns about unintended biotechnology traits in grain or food could lead to additional government regulations and to consumer concerns about the integrity of the food supply chain from the farm to the finished product. Together with other seed companies and industry associations, we are actively seeking sound, science-based rules and regulatory interpretations that would clarify the legal status of trace adventitious amounts of biotechnology traits in seed, crops and food. This may involve the establishment of threshold levels for the adventitious presence of biotechnology traits, and standardized sampling and testing methods. Although we believe that thresholds are already implicit in some existing laws, the establishment of appropriate regulations would provide the basis for recognition and acceptance of the adventitious presence of biotechnology traits.

INTELLECTUAL PROPERTY: We have devoted significant resources to obtaining and maintaining our intellectual property rights, which are material to our business. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions, Plant Variety Protection Act registrations, and licensing arrangements to establish and protect our intellectual property. We seek to preserve our intellectual property rights and to operate without infringing the proprietary rights of third parties. Intellectual property positions are becoming increasingly important within the agricultural biotechnology industry.

There is some uncertainty about the value of available patent protection in certain countries outside the United States. Moreover, the patent positions of biotechnology companies involve complex legal and factual questions. Rapid technological advances and the number of companies performing such research can create an uncertain environment. Patent applications in the United States may be kept secret, or if published like those outside the United States, published 18 months after filing. Accordingly, competitors may be issued patents from time to time without any prior warning to us. That could decrease the value of similar technologies that we are developing. Because of this rapid pace of change, some of our products may unknowingly rely on key technologies already patent-protected by others. If that should occur, we must obtain licenses to such technologies to continue to use them.

Certain of our seed germplasm and other genetic material, patents, and licenses are currently the subject of litigation, and additional future litigation is anticipated. Although the outcome of such litigation cannot be predicted with certainty, we will continue to defend and litigate our positions vigorously. We believe that we have meritorious defenses and claims in the pending suits.

TECHNOLOGICAL CHANGE AND COMPETITION: A number of companies are engaged in plant biotechnology research. Technological advances by others could render our products less competitive. In addition, the ability to be first to market a new product can result in a significant competitive advantage. We believe that competition will intensify, not only from agricultural biotechnology firms but also from major agrichemical, seed and food companies with biotechnology laboratories. Some of our agricultural competitors have substantially greater financial, technical and marketing resources than we do.

PLANTING DECISIONS AND WEATHER: Our business is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and grower decisions about purchases of seeds, traits and herbicides. In addition, crop commodity prices continue to be at historically low levels. There can be no assurance that this trend will not continue. These lower commodity prices affect growers' decisions about the types and amounts of crops to plant and may negatively influence sales of our herbicide, seed and biotechnology products.

NEED FOR SHORT-TERM FINANCING: Like many other agricultural companies, we regularly extend credit to our customers to enable them to acquire agricultural chemicals and seeds at the beginning of the growing season. Our credit practices, combined with the seasonality of our sales, make us dependent on our ability to obtain substantial short-term financing to fund our cash flow requirements, our ability to collect customer receivables, and our ability to repatriate funds from ex-U.S. operations. Our need for short-term financing typically peaks in the second quarter. Downgrades in our credit rating or other limitations on our ability to access short-term financing, including our ability to refinance our short-term debt as it becomes due, would increase our interest costs and adversely affect our sales and our profitability.

LITIGATION AND CONTINGENCIES: We are involved in numerous major lawsuits regarding contract disputes, intellectual property issues, biotechnology issues, antitrust allegations and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia Corporation on Sept. 1, 2000, and pursuant to a Separation Agreement entered into on that date (the "Separation Agreement"), we assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. Under the Separation Agreement, we agreed to indemnify Pharmacia for any liabilities that Solutia Inc. had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This indemnification obligation applies to litigation, environmental and all other liabilities that were assumed by Solutia.

DISTRIBUTION OF PRODUCTS: In order to successfully market our products, we must estimate growers' needs, and successfully match the level of product at our distributors to those needs. If distributors do not have enough inventory of our products at the right time, our current sales will suffer. On the other hand, high product inventory levels at our distributors may cause revenues to suffer in future periods as these distributor inventories are worked down, particularly in the event of unanticipated price reductions.

COST MANAGEMENT: Our ability to meet our short- and long-term objectives requires that we manage our costs successfully, without adversely affecting our performance. Changing business conditions or practices may require us to reduce costs to remain competitive. If we are unable to identify cost savings opportunities and successfully reduce costs and maintain cost reductions, our profitability will be affected.

ACCOUNTING POLICIES AND ESTIMATES: In accordance with generally accepted accounting principles, we adopt certain accounting policies, such as policies related to the timing of revenue recognition and other policies described in our financial statements. Changes to these policies may affect future results. There may also be changes to generally accepted accounting principles, which may require adjustments to financial statements for prior periods and changes to the company's accounting policies and financial results prospectively. In addition, we must use certain estimates, judgments and assumptions in order to prepare our financial statements. For example, we must estimate matters such as levels of returns, collectibility of receivables, and the probability and amount of future liabilities. If actual experience differs from our estimates, adjustments will need to be made to financial statements for future periods, which may affect revenues and profitability. Finally, changes in our business practices may result in changes to the way we account for transactions, and may affect comparability between periods.

OPERATIONS OUTSIDE THE UNITED STATES: Sales outside the United States make up a substantial portion of our revenues, and we intend to continue to actively explore international sales opportunities. In addition, we engage in manufacturing, seed production, sales, and/or research and development in many parts of the world. Although we have operations in virtually every region, our ex-U.S. sales are principally in Argentina, Brazil, Canada, France, Mexico, Australia and Japan. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Operations outside the United States are potentially subject to a number of unique risks and limitations, including, among others, fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in a specific country's or region's political or economic conditions; weather conditions; import and trade restrictions; import or export licensing requirements and trade policy; unexpected changes in regulatory requirements; and other potentially detrimental domestic and foreign governmental practices or policies affecting United States companies doing business abroad. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity.

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

         In addition to the facilities in St. Louis County, Missouri, our principal properties include chemicals manufacturing facilities used by the Agricultural Productivity segment at the following locations: Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Camacari, Brazil; Luling, Louisiana; Muscatine, Iowa; Rock Springs, Wyoming; Sao Jose dos Campos, Brazil; Soda Springs, Idaho; and Zarate, Argentina. Most of these properties are owned in fee. However, we lease the land underlying the facility that we own in Alvin, Texas. In addition, we lease the manufacturing facility at Augusta, Georgia, with an option to buy, pursuant to an industrial revenue bond financing.

         Principal properties used by the Seeds and Genomics segment include: seed foundation and production facilities at various locations; breeding facilities; and genomics and other research laboratories.

         Our principal properties are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. In certain instances, we have granted leases on portions of sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS.

         For information concerning certain legal proceedings involving Monsanto, see "Business - Environmental Matters," "Business - Legal Proceedings" and "Business - Cautionary Statements Regarding
Forward-Looking Information" in Item 1 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

         The following information appearing in Exhibit 99 to this Report is incorporated herein by reference: information appearing under the heading "Shareowner Matters"; and information regarding Common Stock Price and Dividends per Share appearing in "Note 23: Quarterly Data (Unaudited)".

ITEM 6. SELECTED FINANCIAL DATA.

         The following tabular information and related footnotes, appearing under the heading "Selected Financial Data (Unaudited)" in Exhibit 99 to this Report is incorporated herein by reference: information regarding Net sales, Net income (loss), Diluted Earnings (Loss) per Share and per Pro Forma Share, Total assets, Long-term debt, and Dividends per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing in Exhibit 99 to this Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The information appearing under the heading "Market Risk
Management" in Exhibit 99 to this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information, appearing in Exhibit 99 to this Report, is incorporated herein by reference: (a) the consolidated financial statements of Monsanto, appearing under the headings "Statement of Consolidated Income", "Statement of Consolidated Financial Position", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareowners' Equity", and "Statement of Consolidated Comprehensive Income
(Loss)"; (b) the Notes to Consolidated Financial Statements; and (c) the Independent Auditors' Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding directors, executive officers and beneficial owners appearing under "Information Regarding Board of Directors and Committees - Composition of Board of Directors", and under "Certain Other Information Regarding Management - Section 16(a) Beneficial Ownership Reporting Compliance", in Monsanto Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2002 (the "2002 Proxy Statement"), is incorporated herein by reference. The following information with respect to the Executive Officers of the Company on March 1, 2002, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:


                                                                      Year First
                                                                      Became an             Other Business Experience since
                                       Present Position               Executive             -------------------------------
       Name--Age                        with Registrant                Officer                     January 1, 1997*
       ---------                        ---------------                -------                     ----------------
Charles W. Burson, 57         Executive Vice President,                 2001       Attorney General, State of Tennessee,
                              Secretary, General Counsel                           1988-1997; Counsel to the Vice President of the
                                                                                   United States, 1997-1999; Assistant to the
                                                                                   President and Chief of Staff and Counselor to
                                                                                   the Vice President, the White House, Office of
                                                                                   the Vice President, 1999-2001; present
                                                                                   position, 4/01

Carl M. Casale, 40            Vice President, North America             2000       Director of Marketing for Ceregen-Pharmacia
                                                                                   Corporation, 10/96-6/97; Co-Lead, U.S.
                                                                                   Markets-Pharmacia Corporation, 7/97-8/99; Vice
                                                                                   President, North America-Pharmacia Corporation,
                                                                                   9/99-6/00; present position, 6/00

Terrell K. Crews, 46          Executive Vice President and Chief        2000       General Auditor-Pharmacia Corporation,
                              Financial Officer                                    6/96-12/98; Global Finance Lead, Global Seed
                                                                                   Group-Pharmacia Corporation, 12/98-7/99;
                                                                                   Chief Financial Officer, Agricultural
                                                                                   Sector-Pharmacia Corporation, 7/99-2/00; Chief
                                                                                   Financial Officer-Monsanto Company, 2/00-8/00,
                                                                                   present positions, 8/00

Steven L. Engelberg, 59       Senior Vice President, Government         2000       Senior Vice President-Pharmacia Corporation,
                              Affairs                                              1996-6/00; Vice President, Government
                                                                                   Affairs-Monsanto Company, 6/00-8/00; present
                                                                                   position, 8/00




                                                                      Year First
                                                                      Became an             Other Business Experience since
                                       Present Position               Executive             -------------------------------
       Name--Age                        with Registrant                Officer                     January 1, 1997*
       ---------                        ---------------                -------                     ----------------
Robert T. Fraley, 49          Executive Vice President and Chief        2000       President, Ceregen-Pharmacia Corporation, 1995;
                              Technology Officer                                   Co-President, Agricultural Sector-Pharmacia
                                                                                   Corporation, 1997; Vice President and Chief
                                                                                   Technology Officer-Monsanto Company, 2/00-8/00;
                                                                                   present positions, 8/00

Hugh Grant, 43                Executive Vice President and Chief        2000       Co-President, Agricultural Sector-Pharmacia
                              Operating Officer                                    Corporation, 1998; Vice President and Chief
                                                                                   Operating Officer-Monsanto Company, 2/00-8/00;
                                                                                   present positions, 8/00

Janet M. Holloway, 47         Chief Information Officer                 2000       Director, Information Technology-Pharmacia
                                                                                   Corporation Crop Protection Business,
                                                                                   1995-1997; Co-Lead, Information Technology,
                                                                                   Agricultural Sector-Pharmacia Corporation,
                                                                                   1997-1999; Chief Information Officer-Pharmacia
                                                                                   Corporation, 1999-2000; present position, 8/00

Mark J. Leidy, 46             Vice President, Manufacturing             2001       Director of Manufacturing-Pharmacia
                                                                                   Corporation, 1996-1998; Director of
                                                                                   Manufacturing, Global Seed Supply-Monsanto
                                                                                   Company, 1998-1/01; present position, 2/01

Cheryl P. Morley, 47          President of Animal Agricultural          2000       Director, Global Strategy and Commercial
                              Group                                                Development-Pharmacia Corporation, 1995-1997;
                                                                                   President, Animal Agricultural Group-Pharmacia
                                                                                   Corporation, 1997-2000; present position, 8/00

John M. Murabito, 43          Senior Vice President, Human              2000       Human Resources Operations Team
                              Resources                                            Leader-Pharmacia Corporation, 1997-1998; Human
                                                                                   Resources Team Leader, Agricultural and
                                                                                   Nutrition Sectors-Pharmacia Corporation,
                                                                                   1998-3/00; Global Human Resources
                                                                                   Leader-Monsanto Company, 3/00-6/00; Vice
                                                                                   President, Human Resources-Monsanto Company,
                                                                                   6/00-8/00; present position, 8/00




                                                                      Year First
                                                                      Became an             Other Business Experience since
                                       Present Position               Executive             -------------------------------
       Name--Age                        with Registrant                Officer                     January 1, 1997*
       ---------                        ---------------                -------                     ----------------
Sarah Hull Smith, 40          Senior Vice President, Public             2001       Senior Vice President and Partner, Fleishman
                              Affairs                                              Hillard, Inc., 1991-1/01; present position, 1/01

Hendrik A. Verfaillie, 55     President and Chief Executive             2000       Executive Vice President and Advisory
                              Officer                                              Director-Pharmacia Corporation, 1995;
                                                                                   President-Pharmacia Corporation, 1997;
                                                                                   President and Chief Operating Officer-Pharmacia
                                                                                   Corporation, 1999; present positions, 2/00

* Monsanto Company is a subsidiary of Pharmacia Corporation. Prior to September 1, 2000, the businesses of the current Monsanto Company were within the agricultural division of Pharmacia Corporation.


ITEM 11. EXECUTIVE COMPENSATION.

         The following information, appearing under the following headings on the pages indicated of the 2002 Proxy Statement, is incorporated herein by reference: "Information Regarding Board of Directors and Committees - Compensation of Directors"; "Information Regarding Board of Directors and Committees - Other Compensation Arrangements"; "Information Regarding Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation"; "Executive Compensation"; and "Certain Agreements".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information appearing under "Stock Ownership of Management and Certain Beneficial Owners" of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following information, appearing under the following headings of the 2002 Proxy Statement, is incorporated herein by reference:
"Information Regarding Board of Directors and Committees - Other Compensation Arrangements"; "Arrangements Between Monsanto and Pharmacia"; "Pharmacia's Announcement Regarding Spin Off of Ownership Interest"; "Certain Other Information Regarding Management - Transactions and Relationships"; and "Certain Other Information Regarding Management - Indebtedness".

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         1. The financial statements appearing in Exhibit 99 to this Report.

         2.       Financial Statement Schedules

                  None required

         3. Exhibits--See the Exhibit Index beginning at page 32 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 10.8 through 10.21 of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this Report:

                  10          2.1 Amendment to the Employee Benefits and
                                  Compensation Allocation Agreement between
                                  Pharmacia Corporation and Monsanto
                                  Company, dated as of September 1, 2000.

                              6.  364-Day Credit Agreement dated as of
                                  August 7, 2001.

                              9.  2002 Annual Incentive Plan Summary, as
                                  approved by the People Committee of the
                                  Monsanto Company Board of Directors on
                                  December 18, 2001.

                             20.  Supplemental Retirement Plan Letter
                                  Agreement regarding Charles W. Burson,
                                  dated April 7, 2001.

                             22.  Creve Coeur Campus Lease by and between
                                  Monsanto Company and Pharmacia Corporation, dated as of September 1, 2000.

                             23. Chesterfield Village Campus Lease by and between Pharmacia Corporation and Monsanto Company, dated as of September 1, 2000.

                  21          Subsidiaries of the registrant

                  23          Consent of Independent Auditors

                  24          1.  Powers of Attorney submitted by
                                  Frank V. AtLee III, Christopher J.
                                  Coughlin, Michael Kantor, Gwendolyn S.
                                  King, Sharon R. Long, Philip Needleman,
                                  William U. Parfet, Hendrik A. Verfaillie,
                                  Terrell K. Crews and Richard B. Clark

                              2.  Power of Attorney submitted by
                                  C. Steven McMillan

                              3.  Power of Attorney submitted by John S. Reed

                              4.  Certified copy of Board resolution
                                  authorizing Form 10-K filing utilizing
                                  powers of attorney

                  99          Financial Information for Fiscal Year Ended
                              December 31, 2001

(b)      Reports on Form 8-K during the quarter ended December 31, 2001:

         The Company furnished a report on Form 8-K (Item 9) on October 3, 2001, pursuant to Regulation FD, relating to a slide presentation prepared for use by the Company's Chief Financial Officer at a chemical industry conference and in a presentation to financial analysts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MONSANTO COMPANY
                                           ----------------------------------
                                                        (Registrant)

                                           By:      /s/ Richard B. Clark
                                              -------------------------------
                                                      Richard B. Clark
                                               Vice President and Controller
                                               (Principal Accounting Officer)
Date: March 5, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

                   *                         Chairman of the Board              March 5, 2002
         ---------------------
          (Frank V. AtLee III)


                   *                         President, Chief Executive         March 5, 2002
         ---------------------                   Officer, Director
        (Hendrik A. Verfaillie)            (Principal Executive Officer)


                   *                                 Director                   March 5, 2002
         ---------------------
       (Christopher J. Coughlin)


                   *                                 Director                   March 5, 2002
         ---------------------
           (Michael Kantor)


                   *                                 Director                   March 5, 2002
         ---------------------
          (Gwendolyn S. King)


                   *                                 Director                   March 5, 2002
         ---------------------
            (Sharon R. Long)


                   *                                 Director                   March 5, 2002
         ---------------------
           (Philip Needleman)


                   *                                 Director                   March 5, 2002
         ---------------------
          (C. Steven McMillan)


                   *                                 Director                   March 5, 2002
         ---------------------
           (William U. Parfet)



                   *                                 Director                   March 5, 2002
         ---------------------
            (John S. Reed)


                   *                       Executive Vice President, Chief      March 5, 2002
         ---------------------               Financial Officer (Principal
           (Terrell K. Crews)                      Financial Officer)


          /s/ Richard B. Clark              Vice President and Controller       March 5, 2002
         ---------------------              (Principal Accounting Officer)
           (Richard B. Clark)


* Sonya M. Davis, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

                                               /s/ Sonya M. Davis
                                           -------------------------------
                                               Sonya M. Davis
                                               Attorney-in-Fact


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

                      2. Amended and Restated By-Laws of the Company effective September 26, 2001 (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2001, Commission File No. 1-16167).

9                     Omitted--Inapplicable

10 1. Tax Sharing Agreement, dated as of September 1, 2000, by and between Monsanto Company and Pharmacia Corporation (incorporated herein by reference to Exhibit 10.6 of the Company's Amendment No. 2 to Registration Statement on Form S-1, filed September
                      22, 2000, File No. 333-36956).

                      2. Employee Benefits and Compensation Allocation Agreement between Pharmacia Corporation and Monsanto Company, dated as of September 1, 2000 (incorporated herein by reference to Exhibit 10.7 of the Company's Amendment No. 2 to Registration Statement on Form S-1, filed September 22, 2000, File No. 333-36956).

                      2.1 Amendment to the Employee Benefits and
                      Compensation Allocation Agreement between
                      Pharmacia Corporation and Monsanto Company, dated as of September 1, 2000.

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

                      6. 364-Day Credit Agreement dated as of August 7,
                      2001.

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

                      9. 2002 Annual Incentive Plan Summary, as approved by the People Committee of the Monsanto Company Board of Directors on December 18, 2001.

                      10. Annual Incentive Program for certain executive officers (incorporated herein by reference to the description appearing under "Annual Incentive Program" on pages 10 through 11 of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 16,
                      2001).

                      11. Executive (Split Dollar) Life Insurance Program of Pharmacia Corporation (f/k/a Monsanto Company) (incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the period ended December 31, 2000, Commission File No. 1-16167).

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

                      15. Form of Change-of-Control Employment Security Agreement (incorporated herein by reference to Exhibit
                      10.3 of the Company's Amendment No. 1 to Registration Statement on Form S-1, filed August 30, 2000, Filed No. 333-36956).

                      16. Frank V. AtLee III Employment Agreement
                      (incorporated herein by reference to Exhibit 10.4 of the Company's Amendment No. 1 to Registration Statement on Form S-1, filed August 30, 2000, File No. 333-36956).

                      17. Supplemental Retirement Plan Letter Agreement regarding R. William Ide III, dated May 3, 2000 (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K for the period ended December 31, 2000, Commission File No. 1-16167).

                      18. Retention and Consulting Arrangement with R. William Ide III (incorporated by reference to the description under the heading "Certain Agreements - Change-of-Control Agreements" in Monsanto Company's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2002).

                      19. Supplemental Retirement Plan Letter Agreement regarding Steven L. Engelberg, dated April 22, 1994 (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K for the period ended December 31, 2000, Commission File No. 1-16167).

                      20. Supplemental Retirement Plan Letter Agreement regarding Charles W. Burson, dated April 7, 2001.

                      21. Amendment to Vesting Schedule of Previously Approved Supplemental Retirement Benefits, approved by the People Committee of Pharmacia Corporation (f/k/a Monsanto Company), October 23, 1997 (incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the period ended December 31, 2000, Commission File No. 1-16167).

                      22. Creve Coeur Campus Lease by and between Monsanto Company and Pharmacia Corporation, dated as of September 1, 2000.

                      23. Chesterfield Village Campus Lease by and between Pharmacia Corporation and Monsanto Company, dated as of September 1, 2000.

                      24. Distribution Agreement by and between Pharmacia Corporation (f/k/a Monsanto Company) and Solutia Inc., as of September 1, 1997 (incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed by Pharmacia Corporation (f/k/a Monsanto Company) on September 16, 1997).

11 Omitted--Inapplicable; see "Note 17: Earnings per Share and per Pro Forma Share" appearing in Exhibit 99 to this Report.

13                    Omitted--Inapplicable

18                    Omitted--Inapplicable

21                    Subsidiaries of the registrant

22                    Omitted--Inapplicable

23                    Consent of Independent Auditors

24 1. Powers of Attorney submitted by Frank V. AtLee III, Christopher J. Coughlin, Michael Kantor,
                      Gwendolyn S. King, Sharon R. Long, Philip Needleman, William U. Parfet, Hendrik A. Verfaillie,
                      Terrell K. Crews and Richard B. Clark

                      2. Power of Attorney submitted by C. Steven McMillan

                      3. Power of Attorney submitted by John S. Reed

                      4. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

99                    Financial Information for Fiscal Year Ended
                      December 31, 2001

-------------

Only Exhibits Nos. 21 and 23 have been included in the printed copy of this Report.

                         APPENDIX TO FORM 10-K

Throughout the electronic submission, trademarks are designated on each page by the letter "R" in parentheses or the letters "TM" in parentheses; whereas, in the printed copy of the Form 10-K, all trademarks are indicated by the appropriate symbol for the mark.