Form 10-Q
period 2002-03-31
MONSANTO CO /NEW/
filed 2002-05-15
CIK 1110783

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

                  For the quarterly period ended March 31, 2002

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
YES     X      NO
    ----------    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                           Outstanding at
     Class                                                 April 30, 2002
     -----                                                 --------------
Common Stock, $0.01 par value                           260,967,278 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The Statement of Consolidated Income of Monsanto Company and subsidiaries for the three months ended March 31, 2002, and March 31, 2001, the Condensed Statement of Consolidated Financial Position as of March 31, 2002, and Dec. 31, 2001, the Condensed Statement of Consolidated Cash Flows for the three months ended March 31, 2002, and March 31, 2001, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto," "Monsanto Company" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. See Note 1 - Background and Basis of Presentation - of Notes to Consolidated Financial Statements for further details. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share. In tables, all dollars are in millions, except per share amounts.

                        MONSANTO COMPANY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                     (in millions, except per share amounts)
                                    Unaudited

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                             ------------

                                                                                         2002             2001
                                                                                         ----             ----

Net Sales                                                                              $1,221           $1,306
Cost of Goods Sold                                                                        617              699
                                                                                         ----             ----
Gross Profit                                                                              604              607

Operating Expenses:
     Selling, general and administrative expenses                                         298              310
     Research and development expenses                                                    119              134
     Amortization of goodwill                                                              -                31
     Restructuring charges                                                                 -                21
                                                                                          ---              ---
Total Operating Expenses                                                                  417              496
Income From Operations                                                                    187              111

Interest Expense - net of interest income of $4 and $5, respectively                      (14)             (19)
Other Expense - net                                                                       (43)              (4)
                                                                                         ----              ---
Income Before Income Taxes                                                                130               88
Income Tax Provision                                                                      (44)             (33)
                                                                                         ----             ----
Net Income                                                                               $ 86             $ 55
                                                                                         ====             ====


Basic and Diluted Earnings per Share:                                                  $ 0.33           $ 0.21
                                                                                       ======           =======

Weighted Average Shares Outstanding:
     Basic                                                                              258.8            258.0
     Diluted                                                                            263.4            263.1

                                   See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                         March 31,          December 31,
                                                                                           2002                 2001
                                                                                           ----                 ----
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                            $     217          $     307
    Trade receivables, net of allowances of $177 in 2002 and 2001                            2,998              2,307
    Miscellaneous receivables                                                                  398                449
    Related-party loan receivable                                                               11                 30
    Related-party receivable                                                                    26                 44
    Deferred tax assets                                                                        240                251
    Inventories                                                                              1,387              1,357
    Other current assets                                                                        37                 52
                                                                                         ---------          ---------
Total Current Assets                                                                         5,314              4,797

Property, Plant and Equipment - net                                                          2,591              2,627
Goodwill -  net                                                                              2,738              2,748
Other Intangible Assets - net                                                                  658                691
Other Assets                                                                                   567                566
                                                                                         ---------          ---------
Total Assets                                                                               $11,868            $11,429
                                                                                           =======            =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
    Short-term debt                                                                      $   1,053          $     563
    Related-party short-term loan payable                                                      592                254
    Accounts payable                                                                           308                457
    Related-party payable                                                                       20                 87
    Accrued liabilities                                                                        752              1,016
                                                                                         ---------          ---------
Total Current Liabilities                                                                    2,725              2,377

Long-Term Debt                                                                                 885                893
Postretirement and Other Liabilities                                                           766                676
Shareowners' Equity:
    Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
        Shares issued:  260,000,037 in 2002 and 258,112,408 in 2001                              3                  3
    Additional contributed capital                                                           8,018              8,056
    Retained earnings                                                                          229                173
    Accumulated other comprehensive loss                                                      (725)              (716)
    Reserve for ESOP debt retirement                                                           (33)               (33)
                                                                                         ---------          ---------
Total Shareowners' Equity                                                                    7,492              7,483
                                                                                         ---------          ---------
Total Liabilities and Shareowners' Equity                                                  $11,868            $11,429
                                                                                           =======            =======


                                   See the accompanying notes to consolidated financial statements.

                                       3

                        MONSANTO COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENT OF CONSOLIDATED CASH FLOW
                              (Dollars in millions)
                                    Unaudited

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                   ------------------
                                                                                                 2002             2001
                                                                                                 ----             ----
Total Cash Required by Operations                                                               $(866)           $(816)
                                                                                                -----            -----

Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                                        (51)            (116)
   Acquisitions and investments                                                                   (17)             (17)
   Loans with related-party                                                                        19               45
                                                                                                  ---              ---

Net Cash Flows Required by Investing Activities                                                   (49)             (88)
                                                                                                 -----            ----

Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                                             519              832
   Loans from related-party                                                                       338              150
   Long-term debt proceeds                                                                         19               -
   Long-term debt reductions                                                                      (57)             (19)
   Stock option exercises                                                                          37               -
   Dividend payments                                                                              (31)             (23)
                                                                                                 ----             ----

Cash Flows Provided by Financing Activities                                                       825              940
                                                                                                 ----             ----

Net Increase (Decrease) in Cash and Cash Equivalents                                              (90)              36
Cash and Cash Equivalents Beginning of Year                                                       307              131
                                                                                                 ----             ----
Cash and Cash Equivalents at End of Period                                                      $ 217            $ 167
                                                                                                =====            =====

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes for the three months ended March 31, 2002, were $17 million and $7 million, respectively. Cash payments for interest and taxes for the three months ended March 31, 2001, were $26 million and $9 million, respectively.

Noncash transactions with Pharmacia during the three months ended March 31, 2002, included approximately $75 million, primarily associated with the assumed net pension liabilities and related deferred tax assets. (See Note 11 - Related-Party Transactions - for further details.) Noncash transactions with Pharmacia during the three months ended March 31, 2001 included approximately $40 million.


         See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Note 1 - Background and Basis of Presentation

               Monsanto Company and its subsidiaries (here referred to as Monsanto, Monsanto Company or the company) is a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors and food companies. The company's herbicides, seeds, and related genetic trait products can be combined to provide growers with integrated solutions that help them produce higher-yield crops, while controlling weeds, insects and diseases more efficiently and cost effectively. Monsanto manages its business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn and garden herbicide products, and environmental technologies businesses. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms.

               In October 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an initial public offering (IPO). Subsequent to the offering, Pharmacia owned and continues to own 220 million shares of common stock, representing 84.6 percent ownership as of March 31, 2002. In November 2001, Pharmacia announced a plan to spin off its entire ownership of Monsanto to Pharmacia shareowners by means of a tax-free dividend. Pharmacia has stated that it plans to complete the spinoff during the fourth quarter of 2002.

               The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001.

               Financial information for the first three months of 2002 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

     Note 2 - New Accounting Standards

               In June 2001, the Financial Accounting Standards Board (FASB) simultaneously approved SFAS No. 141, "Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method. SFAS No. 141 also provides broader criteria for identifying which types of acquired intangible assets must be recognized separately from goodwill and those which must be included in goodwill. Monsanto adopted the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also required the company to evaluate its existing goodwill and other intangible assets and to make any reclassifications necessary to conform with the new separation requirements at the date of adoption.

               SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Under SFAS No. 142, all goodwill amortization ceased effective Jan. 1, 2002. Goodwill will now be tested for impairment in conjunction with a transitional goodwill impairment test to be performed in 2002 and at least annually thereafter. Under the new rules, Monsanto's recorded goodwill will be tested for impairment at a level of reporting referred to as reporting units, which are components of the Agricultural Productivity and Seeds and Genomics reporting segments. See Note 4 - Goodwill and Other Intangible Assets - for further discussion of the transitional impairment test and additional details on Monsanto's goodwill and other intangible assets.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. This statement will become effective for Monsanto on Jan. 1, 2003. Monsanto has not yet determined the effect adoption of this standard will have on its consolidated financial position or its results of operations.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144, which was effective for Monsanto on Jan. 1, 2002, establishes an accounting model for long-lived assets to be disposed of by sale. It applies to all long-lived assets and discontinued operations. The adoption of SFAS No. 144 did not have a material effect on Monsanto's consolidated financial position or results of operations.

     Note 3 - Inventories

               Components of inventories as of March 31, 2002, and Dec. 31, 2001, were as follows:

                                                   March 31,         Dec. 31,
                                                     2002              2001
                                                    ------            ------
          Finished Goods                           $  689            $  700
          Goods In Process                            374               357
          Raw Materials and Supplies                  352               329
                                                     ----              ----
          Inventories at FIFO Cost                  1,415             1,386
          Excess of FIFO over LIFO Cost               (28)              (29)
                                                     ----              ----
          Total                                    $1,387            $1,357
                                                   ======            ======

     Note 4 - Goodwill and Other Intangible Assets

               As described in Note 2 - New Accounting Standards - Monsanto adopted SFAS No. 141 and SFAS No. 142 effective Jan. 1, 2002. The company has completed the first step of the SFAS No. 142 transitional goodwill impairment test, which compares the fair value of a reporting unit with its net book value, including goodwill. The fair values of each reporting unit were determined using a discounted cash flow methodology. In connection with the first step of the transitional impairment test, the company identified two reporting units that may be impaired. Any resulting impairment charge will be specific to the corn and wheat reporting units, relating to goodwill that resulted primarily from Monsanto's 1998 and, to a lesser extent, 1997 seed company acquisitions. Unanticipated delays in biotechnology acceptance and regulatory approvals, and a change in valuation method (from an undiscounted cash flow methodology under Accounting Principles Board
          (APB) Opinion No. 17, "Intangible Assets", to a discounted cash flow methodology required by SFAS No. 142) are the primary factors leading to the indication of impairment. The second step of the transitional goodwill impairment test, which will determine the actual impairment charge, if any, is expected to be completed in the second quarter of 2002. As required by SFAS No. 142, any transitional impairment charge will be recorded as an accounting change in accordance with APB Opinion No. 20, "Accounting Changes", effective Jan. 1, 2002. Any such impairment charge will have no effect on our liquidity or cash flow.

               Changes in the net carrying amount of goodwill for the quarter ended March 31, 2002, by segment, are as follows:

                                                                Agricultural   Seeds and
                                                                Productivity    Genomics    Total
                                                                ------------   ---------    -----
          Balance as of Jan. 1, 2002                             $74           $2,669       $2,743
          Effect of foreign currency translation adjustments      -                (6)          (6)
          Additions                                                1              -              1
                                                                 ---           ------       ------
          Balance as of March 31, 2002                           $75           $2,663       $2,738
                                                                 ===           ======       ======

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               Information regarding the company's other intangible assets is as follows:

                                               As of March 31, 2002                       As of Jan. 1, 2002
                                        ------------------------------------     -------------------------------------
                                          Carrying     Accumulated                 Carrying    Accumulated
                                           Amount     Amortization      Net         Amount     Amortization      Net
                                          --------    ------------      ---        --------    ------------      ---
        Germplasm                         $   602          $(271)      $331         $  602         $(251)        $351
        Acquired biotechnology
           intellectual property              325           (111)       214            320          (101)         219
        Trademarks                            115            (20)        95            115           (19)          96
        Other                                  55            (37)        18             53           (34)          19
                                          -------          ------      ----         ------         -----         ----
        Total                             $ 1,097          $(439)      $658         $1,090         $(405)        $685
                                          =======          =====       ====         ======         ======        ====

               The acquired biotechnology intellectual property assets represent acquisitions and licenses, whereby Monsanto has acquired the rights to various research and discovery technologies encompassing enabling processes, data libraries and patents necessary to support the integrated genomics and biotechnology platforms. Upon adoption of SFAS No. 141 and SFAS No. 142, the classification of all identifiable and recognized intangible assets was reassessed, and any necessary reclassifications were made effective Jan. 1, 2002.

               Total amortization expense of other intangible assets for the three months ended March 31, 2002 and March 31, 2001 was $33 million and $30 million, respectively. Intangible asset amortization expense in the first quarter of 2001 included $2 million related to intangible asset impairments, as discussed in Note 7 - Special Items.

               Upon adoption of SFAS No. 142, the useful lives and residual values of all identifiable and recognized other intangible assets were reassessed, and any necessary prospective amortization period adjustments were made Jan. 1, 2002. SFAS No. 142 requires recognized intangible assets with definite useful lives to be amortized over their estimated lives and reviewed for impairment in accordance with SFAS No. 144.

               Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

                    Year ending Dec. 31,              Amount
                    --------------------              ------
                            2002                       $130
                            2003                        130
                            2004                        115
                            2005                         95
                            2006                         60

               SFAS No. 142 did not require prior periods to be restated. The following table sets forth on an aftertax pro forma basis what the earnings and earnings per share would have been if the provisions of SFAS No. 142 had been applied in the first quarter of 2001. Had the new accounting standard been adopted effective Jan. 1, 2001, Monsanto would not have recorded $31 million of pretax goodwill amortization expense in the first quarter of 2001, but pretax R&D expenses would have increased by $2 million because of the reassessment of useful lives and classifications. In addition and related to these changes, income tax expense would have increased by $6 million for the first quarter of 2001. This pro forma information does not include the results of the transitional impairment test discussed above.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2002            2001
                                                                             ----            ----
        Reported Net Income                                                  $  86           $  55
           Goodwill amortization, net of tax                                    --              23
           Effects of useful life adjustments, net of tax                       --              --
                                                                                --           -----
        Adjusted Net Income                                                  $  86           $  78
                                                                              ====           =====

        Basic and Diluted Earnings Per Share:
        Reported Net Income                                                  $0.33           $0.21
           Goodwill amortization, net of tax                                    --            0.09
           Effects of useful life adjustments, net of tax                       --              --
                                                                             -----           -----
        Adjusted Net Income                                                  $0.33           $0.30
                                                                             =====           =====

     Note 5 - Comprehensive Income (Loss)

               Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive income (loss) for the three months ended March 31, 2002, and March 31, 2001, was $77 million and $(115) million, respectively. The 2001 loss was mainly due to net foreign currency translation adjustments, which were minimal in 2002.

     Note 6 - Earnings Per Share

               On Oct. 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO. Subsequent to the offering, Pharmacia owned and continues to own 220 million shares of common stock, representing 84.6 percent ownership of Monsanto as of March 31, 2002. The company issued 10,000 restricted shares at the time of the IPO and an additional 45,000 restricted shares during 2001. In connection with the company's employee stock option plans, through March 31, 2002, approximately 1.9 million shares have been issued since the IPO. The majority of these shares were issued in the first quarter of 2002.

               Basic earnings per share (EPS) for the three months ended March 31, 2002, and March 31, 2001, were computed using the weighted-average number of common shares outstanding during the period (258.8 million and 258.0 million shares, respectively). Diluted EPS for the three months ended March 31, 2002, March 31, 2001, were computed taking into account the effect of dilutive potential common shares, calculated to be 4.6 million and 5.1 million shares, respectively. These dilutive potential common shares consist of outstanding stock options.

     Note 7 - Special Items

               In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded in 2000 and 2001. These charges totaled $474 million pretax ($334 million aftertax), with $261 million ($197 million aftertax) recorded in 2000 and $213 million ($137 million aftertax) recorded in 2001. The first quarter of 2001 included $22 million of charges related to this plan.

               The first quarter 2001 pretax charge of $22 million was comprised of work force reduction costs of $15 million, asset impairments of $3 million and other exit costs of $4 million associated with facility closures. The work force reduction costs included involuntary employee separation costs for approximately 120 employees worldwide, including positions in administration, manufacturing, and research and development related to noncore programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. The asset impairments consisted of $2 million for intangible assets and $1 million (recorded within cost of goods sold) for the write-off of seed inventories. The other exit costs included expenses associated with contract terminations, equipment dismantling and disposal and other shutdown costs resulting from the exit of certain research

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          programs and noncore activities. The company expects the remaining asset dispositions and other exit activities associated with this plan to be completed by Dec. 31, 2002. The remaining restructuring actions will be funded from operations; these actions are not expected to significantly affect the company's liquidity.

               These first quarter amounts were recorded in the Statement of Consolidated Income in the following categories:

                                                                         Three Months Ended
                                                                            March 31, 2001
                                                                         ------------------
         Cost of Goods Sold                                                  $  (1)
              Restructuring charges                                            (21)
                                                                             -----
         Income (Loss) Before Income Taxes                                     (22)
              Income tax benefit (provision)                                     9
                                                                             -----
         Net Income (Loss)                                                   $ (13)
                                                                             =====

               There were no additional expenses incurred in 2002 relating to this plan. Activities related to restructuring and other special items for the three months ended March 31, 2002, were as follows:

                                                     Work Force    Facility
                                                     Reductions    Closures      Total
                                                     ----------    --------      -----
          Jan. 1, 2002, Reserve Balance                   $ 35       $ 34        $ 69
          Costs Charged Against Reserves                   (18)       (13)        (31)
                                                          ----       ----        ----
          March 31, 2002, Reserve Balance                 $ 17       $ 21        $ 38
                                                          ====       ====        ====

               During the first quarter of 2002, $3 million was paid to former employees whose involuntary termination benefits were recorded in 2001, but elected to defer payment until 2002. For the quarter, approximately 250 former employees received cash severance payments totaling $15 million. The work force reduction payments for the remaining 270 employees associated with this plan will be completed by the end of 2002. Exit costs of $13 million associated with contract terminations, equipment dismantling and disposal were also paid during the first quarter of 2002.

     Note 8 - Commitments and Contingencies

               Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility upon the separation of its businesses from those of Pharmacia. Such matters relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts, or seek to restrict the company's business activities.

               On March 20, 1998, a jury verdict was returned against Pharmacia in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corporation (Mycogen), Agrigenetics Inc., and Mycogen Plant Science Inc. claiming that Pharmacia delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen subsequently purchased. The jury awarded $174.9 million in future damages. This jury award was overturned on appeal by the California Court of Appeals. The California Supreme Court has granted Mycogen's petition requesting further review. The company will continue to vigorously pursue its position on appeal. No provision has been made in Monsanto's consolidated financial statements with respect to this verdict. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of the litigation discussed above will not have a material adverse effect on Monsanto's financial position, profitability or liquidity.

               On Feb. 3, 2002, the new government in Argentina announced several reforms intended to stabilize the economic environment. The government's programs continue to evolve at a rapid pace. It is unclear what effect existing and new regulations and conditions might have on the company's operations in Argentina, although they could increase the company's risk of collecting its accounts receivable and have a material adverse effect on the company's financial position, profitability and liquidity. While the company has prepared its 2001 and 2002 financial statements relating to its Argentine operations on

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          a U.S. dollar functional basis, the functional currency designation in Argentina may change based on future government economic reforms. The peso-to-U.S. dollar exchange rate is 3.27-to-1.00 as of May 10, 2002.

               While the company cannot determine how government actions in Argentina will affect the outcome, it will aggressively pursue collection of the $566 million of net outstanding receivables (as of March 31, 2002) at full U.S. dollar value as they become due, principally from May to July 2002. The Argentine agricultural markets continue to be primarily export-oriented, and the agricultural industry continues to operate in U.S. dollars. In March, the government issued a decree ruling that U.S. dollar-denominated contracts in such agriculture markets entered into prior to Jan. 6, 2002, must be honored at the same exchange parity as the one obtained for exports of the agricultural products that contain the agricultural inputs. However, the government recently levied a 20 percent tax on agricultural exports. Furthermore, the exchange rate between the U.S. dollar and peso will continue to fluctuate during the period when the accounts receivable become due for collection. Because of the unpredictability of these variables, it is not possible to estimate a range of loss exposure related to the collectibility of accounts receivable. As expected, the company has experienced minimal collection activity year-to-date; the company will have a much more reasonable basis for estimating its loss exposure, if any, during the peak collection period from May to July 2002. The amount ultimately collected in U.S. dollars could be significantly less than recorded amounts.

               In addition, the company's ability to repatriate funds from Argentina may be restricted. The company may also have additional exposure beyond increased collectibility risk. For example, the company's sales, margins, and foreign-currency transactional gains/losses, may be adversely affected based on fluctuations in foreign-currency exchange rates and the level of inflation experienced.

     Note 9 - Accounting for Derivative Instruments and Hedging Activities

               Monsanto's business and activities expose it to a variety of market risks, including risks related to the effects of changes in commodity prices, foreign-currency exchange rates, interest rates, and to a lesser degree security prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets could have on operating results. Monsanto's overall objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

               In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", all derivatives, whether designated in hedging relationships or not, are recognized in the Statement of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates the derivative as: (1) a hedge of the fair value of a recognized asset or liability (a fair-value hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge); (3) a foreign-currency fair-value or cash-flow hedge (a foreign-currency hedge); (4) a foreign-currency hedge of the net investment in a foreign subsidiary; or (5) a derivative that does not qualify for hedge accounting treatment. Monsanto does not use derivative financial instruments for trading purposes, nor does it engage in commodity or interest rate speculation.

               Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a foreign-currency hedge are recorded in either current-period earnings or accumulated other comprehensive income (loss), depending on whether the hedging relationship satisfies the criteria for a fair-value or

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          cash-flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.

              Fair-Value Hedges

               Monsanto uses futures and option contracts to manage the value of the corn and soybean seed inventories that it buys from growers. Generally, the company hedges from 70 percent to 100 percent of the corn and soybean inventory value, depending upon the crop and grower pricing.

               Interest rate swap agreements are used to reduce interest rate risks and to manage interest exposure. Monsanto uses interest rate swaps to convert its fixed-rate debt to variable-rate debt. The resulting cost of funds may be lower or higher than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount.

               For the three months ended March 31, 2002, and March 31, 2001, Monsanto recognized a net loss in cost of goods sold of less than $1 million and $0, respectively, which represented the ineffectiveness of all fair-value hedges. No fair-value hedges were discontinued during the first quarters of 2001 or 2002.

              Cash-Flow Hedges

               The company enters into contracts with a number of its seed growers to purchase their output at the market prices in effect when the individual growers elect to fix their contract prices. As a hedge against possible commodity price fluctuations, the company purchases futures and options contracts for corn and soybeans. The futures contracts hedge the commodity price paid for these commodity purchases while the options contracts limit the unfavorable effect that price changes could have on these purchases.

               Monsanto recognized a net loss of less than $1 million in cost of goods sold for each of three month periods ended March 31, 2002, and March 31, 2001, which represented the ineffectiveness of all cash-flow hedges. No cash-flow hedges were discontinued during the three months ended March 31, 2001, or March 31, 2002.

               As of March 31, 2002, $2 million of aftertax deferred net losses on derivative instruments accumulated in other comprehensive income
          (loss) are expected to be reclassified to earnings during the next 12 months. The actual sales of the inventory, which are expected to occur over the next 12 months, will necessitate the reclassification of the derivative losses into earnings. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months.

              Foreign-Currency Hedges

               Monsanto is exposed to currency exchange rate fluctuations related to certain intercompany and third-party transactions. The company sometimes purchases foreign-exchange options and forward-exchange contracts as hedges against anticipated sales and/or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual dollar-net-cash flows will be adversely affected by changes in exchange rates. The company purchases foreign-currency exchange contracts to hedge the adverse effects that fluctuations in exchange rates may have on foreign-currency-denominated third-party and intercompany receivables and payables. Financial instruments are neither held nor issued by the company for trading purposes.

               The company hedges a portion of its net investment in Brazilian subsidiaries. The change in the fair value of these hedges at March 31, 2002, was an accumulated foreign currency translation loss of $23 million included in accumulated other comprehensive income.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     Note 10 - Segment Information

               Monsanto  manages  its  business  in two  segments:  Agricultural
          Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of crop protection products, animal agriculture, lawn and garden herbicide products, and environmental technologies businesses. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. Sales between segments were not significant. Segment data, as well as a reconciliation of total Monsanto Company EBIT (earnings (loss) before interest and income taxes) to net income for the three months ended March 31, 2002, and March 31, 2001, is presented in the table that follows.

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                       2002         2001
                                                                       ----         ----
         Net Sales:

                Agricultural Productivity                            $  636       $  808
                Seeds and Genomics                                      585          498
                                                                       ----         ----
                     Total Monsanto                                  $1,221       $1,306
                                                                     ======       ======

         EBIT:
                Agricultural Productivity                            $   28       $  139
                Seeds and Genomics                                      116          (32)
                                                                       ----       ------
                     Total Monsanto                                  $  144       $  107
                Interest Expense - net of interest income               (14)         (19)
                Income Tax Provision                                    (44)         (33)
                                                                       ----         ----
                Net Income                                           $   86       $   55
                                                                       ====         ====

     Note 11 - Related-Party Transactions

               On Sept. 1, 2000, Monsanto entered into a master transition services agreement with Pharmacia, its majority shareowner. Some terms under this master agreement expired on Dec. 31, 2001. New terms are being negotiated in 2002, which do not differ nor are they anticipated to differ materially from previously agreed terms. Under these agreements, Monsanto provides certain administrative support services to Pharmacia, and Pharmacia primarily provides information technology support for Monsanto. In addition, the two companies pay various taxes, capital project costs and payroll charges that are associated with the business activities of the other. Monsanto and Pharmacia also rent research and office space from each other. Since Sept. 1, 2000, each party has charged the other entity rent based on a percentage of occupancy times the cost to operate the facilities. During the three months ended March 31, 2002, Monsanto recognized expenses of $8 million and recorded a reimbursement of $13 million for costs incurred on behalf of Pharmacia. During the three months ended March 31, 2001, Monsanto recognized expenses of $17 million and recorded a reimbursement of $12 million for costs incurred on behalf of Pharmacia. As of March 31, 2002, the company had a net receivable balance (excluding dividends payable) of $6 million with Pharmacia. At Dec. 31, 2001, the company had a net payable balance (excluding dividends payable) of $43 million with Pharmacia. Federal income taxes, transition services, capital project costs, employee benefits, and information technology costs comprised the outstanding balances.

               Since the IPO closing date, Pharmacia manages the loans and deposits of Monsanto's ex-U.S. subsidiaries. Effective June 30, 2001, certain Monsanto subsidiaries entered into an agency agreement to have a Pharmacia subsidiary act as their agent for certain ex-U.S. treasury transactions. Under the agreement, certain transactions, which were previously reflected as related-party loans receivable and payable, are now reflected as Monsanto intercompany transactions.

               Pharmacia is the counterparty for most of Monsanto's foreign-currency exchange contracts. As of March 31, 2002, and Dec. 31, 2001, the fair value of the company's outstanding foreign-currency exchange contracts were losses of $21 million and $7 million, respectively. Fees were comparable to those that Monsanto would have incurred with a third party.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               As of March 31, 2002, and Dec. 31, 2001, Monsanto was in a net borrowing position of $581 million and $224 million, respectively, with Pharmacia. Interest rates were comparable to those that Monsanto would have incurred with a third party.

               Monsanto and Pharmacia are in the process of separating their noncontributory pension plans into Monsanto-only and Pharmacia-only sponsored plans. Effective Jan. 1, 2002, the sponsorship of a plan, in which Monsanto and Pharmacia employees participated, was transferred from Pharmacia to Monsanto. The assets attributable to Pharmacia employees and former Pharmacia employees were transferred to a new Pharmacia-sponsored plan. The approximate fair value of assets, projected benefit obligation, accumulated benefit obligation, net pension liabilities, and related deferred tax assets assumed by Monsanto as of Jan. 1, 2002, were approximately $980 million, $1.2 billion, $1.1 billion, $125 million, and $45 million, respectively. The net offset of the assumed net pension liabilities and related deferred tax assets was reflected as a reduction of additional contributed capital in the Statement of Consolidated Shareowners' Equity, as of Jan. 1, 2002.

               On Feb. 21, 2002, Monsanto declared a quarterly dividend of $0.12 per share and recorded a related dividend payable to Pharmacia of $26 million, which was recorded in accrued liabilities. The $26 million fourth quarter dividend was paid to Pharmacia during the first quarter of 2002.

     Note 12 - Subsequent Event

               In April 2002, Monsanto announced a product discovery and development collaboration with Ceres, Inc. (Ceres) focused on applying genomics technologies to provide improvements in and to accelerate the time to commercialization of certain agricultural crops. Under the collaboration, Monsanto has acquired rights to certain of Ceres' existing technologies in exchange for payments totaling $40 million over the next five years. Ceres will also receive additional payments subject to meeting specified objectives for developing additional related technology, as part of its continuing commitment to genomics-based product discovery. Monsanto will also fund a jointly implemented research program and has made a minority equity investment in Ceres. Total payments to Ceres under the collaboration (subject to performance by Ceres) are expected to approximate $137 million over the next five years, plus potential royalties. To date, Monsanto has made payments of approximately $28 million.

                        MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Monsanto Company and its subsidiaries (here referred to as Monsanto, Monsanto Company, or the company) is a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors and food companies. Our herbicides, seeds, and related genetic trait products can be combined to provide growers with integrated solutions that help them produce higher-yield crops, while controlling weeds, insects and diseases more efficiently and cost-effectively. We also provide lawn and garden herbicide products for the residential market.

               We   manage   our   business   in  two   segments:   Agricultural
          Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn and garden herbicide products, and environmental technologies businesses. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms.

               On Oct. 23, 2000, Monsanto sold approximately 38 million shares of its common stock at $20 per share in an initial public offering
          (IPO). Subsequent to the offering, Pharmacia owned and continues to own 220 million shares of common stock, representing 84.6 percent ownership of Monsanto as of March 31, 2002. In November 2001, Pharmacia announced a plan to spin off its entire ownership of Monsanto to Pharmacia shareowners by means of a tax-free dividend. Pharmacia has stated that it plans to complete the spinoff during the fourth quarter of 2002.

               The primary operating performance measure for our two segments is earnings before interest and income taxes (EBIT). Total company EBIT for the first quarter of 2002 increased 35 percent to $144 million from $107 million for the same period in the prior year. However, in 2001 and in prior years, special items significantly affected our results. Additionally, our seed company acquisitions in 1998 and 1997 affected results by substantially increasing amortization expense associated with intangible assets recorded at the time of acquisition. Because of these acquisitions, EBIT in 2001 included amortization expense related to goodwill and other intangible assets. However, since the adoption on Jan. 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", we no longer amortize our goodwill. (See Note 2 - New Accounting Standards - of Notes to Consolidated Financial Statements - for further details.) Thus, EBIT in 2002 only reflects amortization related to other intangible assets. Accordingly, management believes that earnings before interest, income taxes, depreciation, amortization, and special items (EBITDA (excluding special items)) is an appropriate measure for evaluating the operating performance of our business. EBITDA (excluding special items) eliminates, among other things, the effects of depreciation of tangible assets and amortization of intangible assets, most of which resulted from the seed company acquisitions accounted for under the purchase method of accounting. In addition, this measure also eliminates the effects of the special items described under "Events Affecting Comparability" and in Note 7 - Special Items - of Notes to Consolidated Financial Statements.

               The presentation of EBITDA (excluding special items) is intended to supplement investors' understanding of our operating performance. EBITDA (excluding special items) may not be comparable to other companies' EBITDA performance measures. EBITDA (excluding special items) is not intended to replace net income, cash flows, financial position, or comprehensive income (loss), as determined in accordance with accounting principles generally accepted in the United States.

               Management's Discussion and Analysis (MD&A) should be read in conjunction with Monsanto's consolidated financial statements, the accompanying notes and the Quantitative and Qualitative Disclosures About Market Risk following this section. This quarterly report on Form 10-Q should be read in conjunction with Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001. Financial information for the first three months of 2002 should not be annualized. Monsanto has historically generated the majority of its sales during the first

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

          half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season in the Northern Hemisphere.

               Unless otherwise indicated, "Monsanto," "Monsanto Company" and "the company", and references to "we", "our" and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural business of Pharmacia. See Note 1 - Background and Basis of Presentation - of
          Notes to Consolidated Financial Statements. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share. In the tables, all dollar amounts are in millions, except for per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to ROUNDUP herbicides mean ROUNDUP branded and other glyphosate-based herbicides excluding lawn and garden herbicides; references to ROUNDUP and other glyphosate-based herbicides exclude lawn and garden herbicide products.

Results of Operations - First Quarter 2002 Compared with First Quarter 2001
---------------------------------------------------------------------------

               Net income improved to $86 million, or $0.33 per share, for the first quarter of 2002, compared with net income of $55 million, or $0.21 per share, for the first quarter 2001. The first quarter of 2001 included an aftertax charge of $13 million related to special items. See "Events Affecting Comparability" for further details. Excluding the special items in 2001, net income for the first quarter of 2002 would have been $68 million, or $0.26 per share. As discussed in Note 2 and Note 4 of Notes to Consolidated Financial Statements, net income for the first quarter of 2002 reflects a benefit of $23 million, or $0.09 per share, from the absence of goodwill amortization resulting from our adoption of SFAS No. 142.

                                                                      Three Months Ended
                                                                          March 31,
                                                                     -------------------
         Total Monsanto Company and Subsidiaries:                      2002         2001
         ----------------------------------------                      ----         ----
                Net sales                                            $1,221       $1,306
                                                                     ======       ======

                Net income                                           $   86       $   55
                     Add: interest expense - net of interest income      14           19
                          Income tax provision                           44           33
                                                                        ---          ---
                EBIT(1)                                                 144          107
                     Add:  special items - net                            -           22
                                                                        ---          ---
                EBIT (excluding special items)                          144          129
                     Add: depreciation and amortization                 110          137
                                                                       ----         ----
                EBITDA (excluding special items)(2)                  $  254       $  266
                                                                     ======        =====

         (1) Earnings before interest and income taxes.
         (2) Earnings before interest, income taxes, depreciation, amortization and special items.

               Net sales declined 7 percent to $1.2 billion for the three-month period ended March 31, 2002 compared with $1.3 billion for the three-month period ended March 31, 2001. Increased sales in the Seeds and Genomics segment were more than offset by lower sales in the Agricultural Productivity segment. The effect of foreign currency exchange rates, primarily the euro and the Brazilian real, unfavorably affected sales by 2 percent. Seeds and Genomics net sales benefited from increased demand for our biotechnology traits, particularly ROUNDUP READY and stacked traits. In addition, because of our move from a technology fee system to a royalty system, certain trait revenues that were previously recognized in the second quarter were recognized in the third and fourth quarters of last year and the first quarter of this year. In the Agricultural Productivity segment, sales declined due to lower volumes and average selling prices of our ROUNDUP and other glyphosate-based herbicides. First quarter 2002 net sales of selective chemistry products also declined from 2001 net sales levels, as did lawn and garden herbicide products.

               Cost of goods sold decreased approximately 12 percent to $617 million for the three-month period ended March 31, 2002, from $699 million for the same period in 2001. This decrease was due to lower

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

          sales in the Agricultural Productivity segment. Gross profit declined slightly to $604 million for the first quarter of 2002, compared with $607 million for the first quarter of 2001. Lower gross profit for our Agricultural Productivity products, reflective of lower net sales in the first quarter of 2002, was offset by increased gross profit from biotechnology trait revenues. Gross profit as a percent of sales increased from 46 percent in 2001 to 49 percent in 2002, due to the increased sales of high-margin traits.

               Selling, general and administrative (SG&A) expenses, which remained relatively unchanged as a percentage of net sales, decreased 4 percent to $298 million for the first quarter of 2002, compared with $310 million for the same period in 2001. Research and development (R&D) expenses decreased 11 percent to $119 million for the first quarter of 2002, compared with $134 million for the first quarter of 2001. We have achieved these lower spending levels through our continued emphasis on cost management. We are also realizing savings from our restructuring actions taken in 2000 and 2001.

               Operating   results  in  2002  include  the  positive  effect  of
          accounting changes related to the amortization of goodwill. In the first quarter of 2001, we recorded $31 million of goodwill amortization expense. Since adoption of SFAS No. 142 on Jan. 1, 2002, we no longer amortize our goodwill.

               Interest expense, net of interest income, decreased nearly 26 percent to $14 million for the first quarter of 2002, compared with $19 million for the first quarter of 2001. The lower interest expense reflects the benefit of lower average interest rates throughout the first quarter of 2002, when compared with 2001.

               We recorded other expense, net of other income, of $43 million in the first quarter of 2002, compared with $4 million in the same period in the prior year. In the first quarter of 2002, currency losses included $24 million to reflect the further devaluation of our net assets denominated in Argentine pesos. Currently, the net assets denominated in Argentine pesos that could be affected by future devaluation are in the $20 million to $30 million range. See "Outlook" for further discussion of our exposure in Argentina. We also recognized other expense in the first quarter of 2002 related to a broad-reaching business agreement between Monsanto and certain subsidiaries, E.I. du Pont de Nemours (DuPont) and DuPont's Pioneer Hi-Bred International Inc. subsidiary. Under the agreement, the parties agreed to resolve a number of important business and patent disputes between them, and also agreed to new business arrangements, including the granting of licenses. In 2001, other expense - net was reduced by other income from a deferred payout provision related to a past business divestiture.

               Income tax provision increased 33 percent to $44 million for the first quarter of 2002 compared with $33 million for the same period in 2001. This increase was largely because of the improvement in pretax income. The effective tax rate declined to 34 percent for the three months ended March 31, 2002, from 38 percent for the three months ended March 31, 2001. The absence of goodwill amortization has led to an improvement in the effective tax rate because the majority of our historical goodwill amortization was not deductible for tax purposes.

Agricultural Productivity Segment
---------------------------------

               Our Agricultural Productivity segment consists of our crop protection products (ROUNDUP and other glyphosate-based herbicides and selective chemistries) and our animal agriculture, lawn and garden herbicide products, and environmental technologies businesses. We are a leading worldwide developer, producer and marketer of crop protection products, including ROUNDUP herbicides.

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
         Agricultural Productivity Segment:                            2002         2001
         ----------------------------------                            ----         ----
                Net sales                                              $636         $808
                                                                       ====         ====

                EBIT(1)                                                  28          139
                   Add: special items - net                               -           13
                                                                         --          ---
                EBIT (excluding special items)                           28          152
                   Add: depreciation and amortization                    55           58
                                                                        ---          ---
                EBITDA (excluding special items)(2)                    $ 83         $210
                                                                       ====         ====

         (1) Earnings before interest and income taxes.
         (2) Earnings before interest, income taxes, depreciation, amortization and special items.

               In the Agricultural Productivity segment, net sales declined 21 percent to $636 million for the first quarter of 2002, as compared with $808 million in the first quarter of 2001. This decrease is primarily attributable to lower net sales of our ROUNDUP and other glyphosate-based herbicides. Sales from our other Agricultural Productivity businesses were also lower quarter-over-quarter, with the exception of our animal agriculture business.

               Worldwide net sales for our ROUNDUP and other glyphosate-based herbicides were $361 million for the first quarter of 2002, down 22 percent from $462 million in the first quarter last year. Volumes declined 10 percent, driven primarily by declines in the United States and Argentina. Worldwide prices declined approximately 13 percent, with the largest effect in the United States. Excluding the effects of foreign currency fluctuations, price declined 9 percent.

               In the United States, a considerable decline in volumes and a less significant decline in the average prices of products sold led to an overall decrease in net sales. Distribution inventory levels are higher than year-ago levels, but we believe that we are well positioned to meet demand during the upcoming key ROUNDUP use season. The decline in average selling prices was primarily a result of the mix of products sold. In the first quarter of 2002 (our second year post-patent), the mix of products sold included more lower-priced glyphosate products when compared with those sold in the first quarter of 2001.

               Outside the United States, performance was mixed. More favorable weather conditions early in the year led to higher sales in Canada, and higher demand led to improved sales performance in Brazil. However, these improvements were more than offset by declines in other world areas. Generic price competition affected sales in Asia, and economic conditions affected sales in Argentina.

               Net sales of our other Agricultural Productivity products decreased 21 percent, to $275 million in 2002 compared with $346 million in 2001. Sales of our selective chemistry products, in particular our U.S. acetanilide products, decreased because of higher product sales earlier in the 2002 selling season (which began in the third quarter of 2001) when compared with the 2001 selling season. Lawn and garden first quarter 2002 net sales decreased over the same period last year. As previously announced by The Scotts Company (Scotts), retailers are focused on minimizing their inventory levels by more closely matching the timing of orders to anticipated sales to their customers. As a result, 2002 lawn and garden sales are expected to occur later in the year. Higher sales in our animal agriculture business, led by an increase in POSILAC bovine somatotropin, slightly offset the declines in the other Agricultural Productivity businesses.

               Operating expenses for the Agricultural Productivity segment remained relatively unchanged for the first three months of 2002 compared with the first three months of 2001, increasing less than one percent from the first quarter of 2001. Other expense increased significantly, primarily because of currency losses related to the devaluation of the Argentine peso.

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

               Agricultural Productivity segment EBIT declined significantly to $28 million for the three-month period ended March 31, 2002, as compared with $139 million for the same period in 2001. EBIT for the first quarter of 2001 was affected by special items; EBIT (excluding special items) for the first quarter of 2001 was $152 million. The EBIT decline was principally due to an overall decline in net sales of our crop protection products. Gross profit as a percentage of sales for the segment decreased almost 4 percent, primarily because of lower average selling prices and lower sales volumes of ROUNDUP and other glyphosate-based herbicides.

Seeds and Genomics Segment
--------------------------

               The Seeds and Genomics segment consists of our global seeds and related trait business, and genetic technology platforms. We produce leading seed brands, including DEKALB and ASGROW, and we provide our seed partners with biotechnology traits for herbicide tolerance and insect protection.

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
         Seeds and Genomics Segment:                                   2002         2001
         ---------------------------                                   ----         ----
                Net sales                                              $585         $498
                                                                       ====         ====

                EBIT(1)                                                 116          (32)
                   Add: special items - net                               -            9
                                                                         --           --
                EBIT (excluding special items)                          116          (23)
                   Add: depreciation and amortization                    55           79
                                                                        ---          ---
                EBITDA (excluding special items)(2)                    $171         $ 56
                                                                       ====         ====

         (1) Earnings (loss) before interest and income taxes.
         (2) Earnings (loss) before interest, income taxes, depreciation, amortization and special items.

               Net sales for the Seeds and Genomics segment increased 17 percent to $585 million for the first quarter of 2002 from $498 million in the same period in 2001. This growth was led by Monsanto's soybean and corn technology traits, which delivered strong quarterly results. The growth reflects continued increasing demand for our biotechnology traits, and to an equal extent, a shift in the timing of sales from the second quarter to the first quarter.

               An increasingly higher percentage of our seed sales contain a biotechnology trait, demonstrating growing demand for our biotechnology products. Growth has been particularly strong for our ROUNDUP READY traits. Our new approach to the market has also contributed to the higher trait revenues. Starting with the 2002 selling season, we have eliminated the technology fee paid by growers who plant crops containing certain of our technologies and replaced it with a royalty paid by the seed companies licensed to market those products. This change resulted in trait revenues being recognized earlier - certain trait revenues that would have previously been recognized in the second quarter were recognized in the third and fourth quarters of 2001 and the first quarter of 2002. Higher corn sales also contributed to the net sales growth, reflecting an expected increase in planted acreage of corn this year. Quarter-over-quarter, corn sales also rose because of the higher-than-anticipated corn seed returns that we experienced last year in Latin America. These increases were partially offset by overall lower soybean seed sales. According to the "Prospective Plantings" report published by the U.S. Department of Agriculture (U.S.D.A.) National Agricultural Statistics Service, planted acreage of soybeans in the United States is expected to be lower this year.

               Seeds and Genomics gross profit increased 45 percent in the first quarter of 2002 compared with the first quarter of 2001. Gross profit as a percentage of net sales improved nearly 11 percentage points during the same period. This improvement is primarily a result of increased biotechnology trait revenues, which are high margin contributors. Lower seed production costs also contributed to the gross profit improvement. Last year, gross profit was negatively affected by higher-than-anticipated corn seed returns in Latin America.

               SG&A and R&D expenses decreased 13 percent and 11 percent, respectively, for the first quarter of 2002 compared with the first

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (continued)

          quarter of 2001. We have successfully continued to control our costs and focus our research efforts on our key crops. Other expense - net in 2002 includes the effect of the devaluation of our net assets denominated in Argentine pesos, while other expense - net in 2001 benefited from a deferred payout provision related to a past business divestiture.

               EBIT for the Seeds and Genomics segment improved to $116 million in the first quarter of 2002 versus a loss of $32 million in the first quarter 2001. This increase was fueled by an increase in high-margin trait revenues and, to a lesser extent, lower operating expenses. Special items impacted the first quarter of 2001; EBIT (excluding special items) for the Seeds and Genomics segment was a loss of $23 million in the first quarter of 2001.

Our Agreement with The Scotts Company
-------------------------------------

               In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our lawn and garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn and garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the $20 million fixed fee per year owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A. We are also accruing interest on the amounts owed by Scotts and are including such amounts in interest income. The total amounts owed by Scotts, including accrued interest, were $49 million as of March 31, 2002, and $48 million as of Dec. 31, 2001, respectively. Scotts is required to begin paying these deferred amounts at $5 million per year in monthly installments beginning Oct. 1, 2002.

Events Affecting Comparability
------------------------------

               In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded in 2000 and 2001. These charges totaled $474 million pretax ($334 million aftertax), with $261 million ($197 million aftertax) recorded in 2000 and $213 million ($137 million aftertax) recorded in 2001. Pretax charges of $22 million were recorded in the first quarter of 2001. The first quarter 2001 charge was primarily associated with employee termination severance costs and facility closures related to certain R&D programs and noncore activities.

               These amounts were recorded in the Statement of Consolidated Income in the following categories:

                                                      Three Months Ended
                                                        March 31, 2001
                                                      ------------------
              Cost of Goods Sold                            $  (1)
                   Restructuring charges - net                (21)
                                                            -----
              Income (Loss) Before Income Taxes               (22)
                   Income tax benefit                           9
                                                            -----
              Net Income (Loss)                             $ (13)
                                                            =====

               There were no additional expenses incurred in 2002 related to this plan. Cash payments to complete our restructuring plan will be funded from operations and are not expected to significantly affect our liquidity. We expect to complete these actions by the end of 2002. We anticipate that they will yield annual cash savings of more than $100 million. See Note 7 - Special Items - of Notes to Consolidated Financial Statements for further details.

               In April 2002, we announced a new restructuring plan to further streamline our organizational structure. Charges to this plan will not exceed $124 million, and will be related primarily to facility rationalizations and work force reductions. Charges related to this plan will be recorded during 2002, beginning in the second quarter. Approximately half of the restructuring expenses associated with this plan are expected to require cash outlay; the cash payments to complete this plan will be funded from operations and are not expected to significantly affect our liquidity. The remaining charges will be non-cash.

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Changes in Financial Condition - March 31, 2002 Compared with Dec. 31, 2001
---------------------------------------------------------------------------

                                                    March 31, 2002      Dec. 31, 2001
                                                    --------------      -------------
                Working capital                         $2,589              $2,420
                Current ratio                           1.95:1              2.02:1
                Debt-to-total capitalization               25%                 19%

               Our working capital at March 31, 2002, increased approximately $170 million from Dec. 31, 2001, working capital to $2.6 billion. Current assets and current liabilities increased from Dec. 31, 2001, to March 31, 2002, driven by higher receivables and short-term borrowings, offset somewhat by lower accrued liabilities.

               Trade receivables increased due to the seasonality of our business, amplified by the shift in trait revenues. First quarter 2002 worldwide collections were lower than first quarter 2001 collections, primarily because of a successful customer prepayment program at the end of 2001.

               In 2002, we will continue to focus on improving collections and will also pursue new financing options for our customers. For example, in April 2002 we announced the establishment of a financing program developed in cooperation with Bank One. This financing program will provide up to $500 million in financing to our key U.S. distributors for the purchase of Monsanto products. Under the program, a lending company administered by Bank One will make loans to the distributors, the proceeds of which will be used to pay for their product purchases from Monsanto. The distributors' loan obligations are guaranteed by Monsanto up to a maximum amount of $100 million.

               Accrued liabilities declined from Dec. 31, 2001, because of payments to growers for corn and soybean inventories and, to a lesser extent, employee incentive payments. Total debt as of March 31, 2002, and consequently debt-to-total capitalization, increased when compared with Dec. 31, 2001 debt and debt-to-total capitalization levels. This increase is consistent with the seasonality of our business. At March 31, 2002, our borrowings included a related party loan payable of $592 million, a $338 million increase from year-end, reflecting short-term loans from Pharmacia.

               Under our present debt structure, we use short-term commercial paper and loans from Pharmacia to fund our operating cash requirements. Pharmacia has announced its intention to spin off its remaining interest in Monsanto, and after such spinoff, we do not expect to have access to borrowings from Pharmacia. This could affect our liquidity, as our capital structure will likely be affected by a shift from short-term to longer-term borrowings and a resulting increase in interest costs. As of March 31, 2002, we have unused committed external borrowing facilities amounting to $1.5 billion.

               Free cash flow (representing cash flows from operations less cash required for investing activities) for the first quarter of 2002 was relatively unchanged from free cash flow for the same period last year, at a use of $915 million. Our operations required $866 million in the first quarter of 2002, compared with $816 million in the first quarter of 2001. Our first quarter 2002 receivable collections were lower than first quarter 2001 collections, primarily because of customer prepayments received late last year. Lower employee incentive payments slightly mitigated the effect of lower collections. Capital expenditures in the first quarter of 2002 declined from the first quarter of 2001, as we continue to manage our capital expenditures.

Critical Accounting Policies
----------------------------

               Monsanto regularly reviews its selection and application of significant accounting policies and related financial disclosures. The

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

          discussion of past performance in MD&A is based upon Monsanto's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 - Significant Accounting Policies - of Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended Dec. 31, 2001. The application of these accounting policies requires that management make estimates and judgments. On an ongoing basis, Monsanto evaluates its estimates, which are based on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. Actual results may differ from these estimates due to actual market and other conditions, and assumptions being significantly different than was anticipated at the time of the preparation of these estimates. Such differences may affect financial results. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies"- contained in our annual report on Form 10-K for the year ended Dec. 31, 2001.

New Accounting Standards
------------------------

               SFAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method. It also provides broader criteria for identifying which types of acquired intangible assets must be recognized separately from goodwill and which must be included in goodwill. We adopted the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also required Monsanto to reassess the useful lives, residual values, and classification of all identifiable and recognized intangible assets. Any necessary prospective amortization period adjustments were made Jan. 1, 2002.

               On Jan. 1, 2002, Monsanto adopted SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only method. Under SFAS No. 142, all goodwill amortization ceased effective Jan. 1, 2002. Goodwill will now be tested for impairment in conjunction with a transitional goodwill impairment test in 2002 and at least annually thereafter. The first step of the transitional impairment test indicated potential impairments in the corn and wheat reporting units. Any resulting impairment charge will be specific to the corn and wheat reporting units, relating to goodwill that resulted primarily from our 1998 and, to a lesser extent, 1997 seed company acquisitions. The second step of the impairment test is currently underway, and any resulting charge has not yet been finalized. The resulting impairment charges, if any, will be recorded as a cumulative effect of accounting change in the second quarter of 2002.

               SFAS No. 142 did not require that prior periods be restated. Had Monsanto adopted the new accounting standard as of Jan. 1, 2001, Monsanto would not have recorded $31 million of goodwill amortization expense in the first quarter of 2001, but R&D expenses would have increased by $2 million because of the reassessment of useful lives and classifications. In addition and related to these changes, income tax expense would have increased by $6 million for the first quarter of 2001. The net effect of these items would have increased first quarter 2001 and full-year 2001 earnings per share by $0.09 per share and $0.40 per share, respectively. Because of the seasonality of the agricultural business, quarterly financial information should not be annualized. For further details see Note 4 - Goodwill and Other Intangible Assets - of Notes to Consolidated Financial Statements.

               In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. This statement will become effective for Monsanto on Jan. 1, 2003. Monsanto has not yet determined the effect adoption of this standard will have on its consolidated financial position or its results of operations.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144, which was effective for Monsanto on Jan. 1, 2002, establishes an accounting model for long-lived assets to be disposed of by sale. It applies to all long-lived assets, including discontinued operations. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial position or results of operations.

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Outlook - Update
----------------

              Focused Strategy
              ----------------

               We believe that our focused approach to the business and the value we bring to our customers will allow us to maintain an industry leadership position. We continue to face a difficult agricultural and economic environment, especially in Latin America. While growth from our traditional products will be challenged in these conditions, we believe that our portfolio of integrated products and services continues to offer farmers cost-effective and value-added solutions. Our current business and continued cost management are important in the near-term, while gaining biotechnology acceptance and continued development of our research pipeline are important to our future growth.

               We remain committed to managing our operating costs and improving our cash position through working capital and capital expenditure management. Our investments in improved technologies are part of the plan to increase overall glyphosate capacity and to operate in a more cost-effective manner. As part of our emphasis on working capital, we have focused on receivables collections and also have instituted more stringent credit policies. We will continue to seek new external financing alternatives for our customers to supplement our recently announced financing program. Our working capital challenges in 2002 will be receivables management in Latin America, particularly in Argentina and Brazil.

              Latin America
              -------------

               Our primary receivables focus has been centered on, and remains centered on, the key agricultural markets of Argentina and Brazil. We have a strong presence in these countries, and we will continue to operate there because of their importance to our business.

               We have been affected by significant changes in Argentine monetary legislation and a decline in the value of the Argentine peso. The economic situation in Argentina continues to evolve. It is unclear what effect existing and new regulations and conditions might have on our business in Argentina, although they could increase our risk of collecting our accounts receivable and have a material adverse effect on our financial position, profitability and liquidity. While we have prepared our 2001 and 2002 financial statements relating to our Argentine operations on a U.S. dollar functional basis, the functional currency designation in Argentina may change based on future government economic reforms. Prior to the devaluation, the Argentine peso was pegged to the U.S. dollar, but was trading at 3.27 pesos to the U.S. dollar as of May 10, 2002.

               While we cannot determine how government actions in Argentina will affect the outcome, we will aggressively pursue collection of the $566 million of net outstanding receivables (as of March 31, 2002) at full U.S. dollar value as they become due, principally from May to July 2002. The Argentine agricultural markets continue to be primarily export-oriented, and the agricultural industry continues to operate in U.S. dollars. In March, the government issued a decree ruling that U.S. dollar-denominated contracts in such agriculture markets entered into prior to Jan. 6, 2002, must be honored at the same exchange parity as the one obtained for exports of the agricultural products that contain the agricultural inputs. However, the government recently levied a 20 percent tax on agricultural exports. Furthermore, the exchange rate between the U.S. dollar and peso will continue to fluctuate during the period when the accounts receivable become due for collection. Because of the unpredictability of these variables, it is not possible to estimate a range of loss exposure related to the collectibility of accounts receivable. As expected, we have experienced minimal collection activity year-to-date; we will have a much more reasonable basis for estimating our loss exposure, if any, during our peak collection period from May to July 2002. The amount we ultimately collect in U.S. dollars could be significantly less than the recorded amounts.

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

               In addition, our ability to repatriate funds from Argentina may be restricted. We may also have additional exposure beyond increased collectibility risk. For example, our sales, margins and foreign-currency transactional gains/losses may be adversely affected based on fluctuations in foreign-currency exchange rates and the level of inflation experienced.

               We continually evaluate our approach to the business, especially in light of current economic conditions. Until there is more clarity in the economic policies, the majority of future sales in Argentina will be made for either cash or grain. Due to the changing economic conditions, we are changing the method by which we account for our Latin American grain sales program to no longer record revenues and cost of goods sold of essentially the same amount on the conversion of grain to cash. Under the nature of the current program, we no longer take ownership of the grain, thereby eliminating the associated inventory risk. Results for 2001 included net sales of approximately $65 million related to this program, with minimal contribution to gross margin and EBIT.

              ROUNDUP Herbicide
              -----------------

               ROUNDUP herbicide is key to our integrated strategy. Primary drivers for ROUNDUP growth in the future will be ROUNDUP use in conjunction with conservation tillage systems and growth in ROUNDUP READY crops. Conservation tillage helps farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weeds. We believe that there is significant value yet to be gained through conservation tillage and applications of ROUNDUP over the top of ROUNDUP READY crops.

               We expect to continue to selectively reduce average prices through new formulations, discounts, rebates or other promotional strategies to encourage new uses and to increase our sales volumes. This strategy likely will result in a reduction in our gross margin, consistent with the reduction in recent years, as we have implemented a price-elasticity strategy. Without patent protection worldwide, ROUNDUP herbicide continues to face competition from generic producers and marketers, whose pricing policies in some instances cause downward pressure on our prices. Since the expiration of our glyphosate patent in 2000, we also face these pressures in the United States. ROUNDUP prices are expected to decline in the United States, as they have outside the United States. Our brands, new formulations, support by distributors, logistics and manufacturing capabilities are key factors in this competitive environment. Although we continually monitor grower use of our products and related distribution inventory levels, distribution channel inventories are higher in the United States than they were prior to expiration of our patent for ROUNDUP. Higher product levels at our distributors could adversely affect our future sales. Further, an unanticipated rate of reduction in prices of competitive glyphosate products could have a material adverse affect on ROUNDUP pricing and the company's financial results. However, we have faced similar issues in a post patent environment in other world areas, and expect to be able to address these issues in the U.S. market.

               In Brazil, distributors have increased their levels of inventories. Although we continually monitor grower use of our products and related distribution inventory levels, high levels of product at our distributors could adversely affect our future sales.

              Seed Biotechnology
              ------------------

               Biotechnology traits offer growers several benefits: lower costs, greater convenience, higher yields, and the ability to adopt environmentally sound practices like conservation tillage. According to the "Prospective Plantings" report published by the U.S.D.A. National Agricultural Statistics Service, U.S. biotechnology acreage is expected to increase for the sixth consecutive year. Worldwide, the number of acres planted with biotechnology traits developed by Monsanto increased approximately 14 percent to 118 million acres in 2001, from 103 million acres in 2000.

               Gaining global acceptance of biotechnology is another key part of our strategy. In March 2002, our seed partner in India, Maharashtra Hybrid Seed Company Limited, received commercial approval for BOLLGARD insect-protected cotton. This is the first biotechnology crop approved by India, one of the world's largest cotton producing countries. Proceedings are pending before the Indian courts seeking to overturn the government's authorization for the commercial release of insect-protected cotton. To date, the courts have denied applications for injunctive relief and planting is occurring. We believe that the challenges are without merit and that commercialization of our technology will be allowed to continue. We are focused on completing the steps necessary for approval in Brazil

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

          (planting ROUNDUP READY soybeans), Europe (importing corn that may contain a ROUNDUP READY trait), and the United States (planting BOLLGARD II and YIELDGARD corn rootworm-protected products).

               We continue to address concerns raised by consumers and public interest groups and questions raised by government regulators regarding agricultural and food products developed through biotechnology. We are committed to addressing these issues, and to achieving greater acceptance, efficient regulation, and timely commercialization of biotechnology products.

               We also continue to address concerns about the unintended or adventitious presence of biotechnology materials in seed, crops or food. We expect these types of issues to continue. We are addressing the issue of adventitious presence through our own seed quality programs, by working with others in seed, feed and food industry associations, by developing information to improve both understanding and management of seed quality, and by continuing to press for regulations which recognize and accept the adventitious presence of biotechnology traits.

               A new pricing structure and approach to the market in place starting with the 2002 selling season has resulted in a shift in the recognition of certain trait revenues from the second quarter of 2002 to the last half of 2001 and the first quarter of 2002. We decided to change from a technology fee system to a royalty system to simplify the purchase of seed with our traits and to allow seed companies to have more flexibility in pricing their products.

               Monsanto and DuPont recently announced a broad-reaching business agreement that included the resolution of all pending lawsuits and the granting of technology licenses, including royalty-bearing licenses to Monsanto's ROUNDUP READY corn and soybean technologies. Though the net effect of this agreement was immaterial to our net income for the first quarter of 2002, this agreement will contribute to our net income going forward.

              Other Information
              -----------------

               In April 2002, Monsanto announced a product discovery and development collaboration with Ceres, Inc. (Ceres) focused on applying genomics technologies to provide improvements in and to accelerate the time to commercialization of certain agricultural crops. Under the collaboration, Monsanto has acquired rights to certain of Ceres'
          technologies in exchange for payments totaling $40 million over the next five years. Ceres will also receive additional payments subject to meeting specified objectives for developing additional related technology, as part of its continuing commitment to genomics-based product discovery. Monsanto will also fund a jointly implemented research program and has made a minority equity investment in Ceres. Total payments to Ceres under the collaboration (subject to performance by Ceres) are expected to approximate $137 million over the next five years, plus potential royalties. To date, Monsanto has made payments of approximately $28 million.

               As discussed in Note 8 - Commitments and Contingencies - of Notes to the Consolidated Financial Statements, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

               This Outlook section should be read in conjunction with outlook information in our annual report for the year ended Dec. 31, 2001, which is incorporated by reference into our annual report on Form 10-K. For additional information about the outlook for Monsanto, see "Cautionary Statements Regarding Forward Looking Information," below.

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Euro Conversion
---------------

               On Jan. 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their national currencies and the euro. Greece joined the original 11 in early 2001. The transition period for conversion to the euro was from Jan. 1, 1999, to Jan. 1, 2002, at which time the euro became legal tender for the 12 participating member countries. On Jan. 1, 1999, we began to engage in euro-denominated transactions and were legally compliant. All affected information systems were fully converted by December 2001. We have not experienced, nor do we expect to experience, a material effect on our competitive position, business operations, financial position, or results of operations as a result of the euro conversion.

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

               Competition for ROUNDUP Herbicide: ROUNDUP herbicide is a major product line. Patents protecting ROUNDUP in several countries expired in 1991, and compound per se patent protection for the active ingredient in ROUNDUP herbicide expired in the United States in 2000. ROUNDUP herbicide is likely to face increasing competition in the future, including in the United States. In order to compete successfully in this environment, we rely on a combination of (1) marketing strategy, (2) pricing strategy, and (3) decreased production costs.

               Marketing Strategy: We expect to increase ROUNDUP sales volumes by encouraging new uses (especially conservation tillage), providing unique formulations and services, and offering integrated seed and biotech solutions. The success of our ROUNDUP marketing strategy will depend on the continued expansion of conservation tillage practices and of ROUNDUP READY seed acreage, and on our ability to develop services and marketing programs that are attractive to our customers.

               Pricing Strategy: Historically, we have selectively reduced the net sales price of ROUNDUP herbicide worldwide in order to increase volumes and penetrate new markets. This price elasticity strategy is designed to increase demand for ROUNDUP by making ROUNDUP more economical, encouraging both new uses of the product and expansion of the number of acres treated. However, there can be no guarantee that price reductions will stimulate enough volume growth to offset the price reductions and increase revenues.

                       MONSANTO COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

               Production Cost Decreases: We also believe that increased volumes and technological innovations will lead to efficiencies that will reduce the production cost of glyphosate. As part of this strategy, we have entered into agreements to supply glyphosate to other herbicide producers. Such cost reductions will depend on realizing such increased volumes and innovations, and securing the resources required to expand production of glyphosate.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               There are no material changes related to market risk from the disclosures in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

               Pursuant to the Separation Agreement between Monsanto Company and Pharmacia Corporation, effective Sept. 1, 2000, we assumed responsibility for legal proceedings primarily related to the agricultural business. As a result, although Pharmacia may remain the named defendant or plaintiff in some of these cases, we manage the litigation. In the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. The discussion below includes certain proceedings to which Pharmacia is a party and which we are defending or prosecuting, as well as proceedings to which Monsanto is a party in its own name. Monsanto is also involved in other legal proceedings arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of these proceedings.

               In addition to the proceedings described below, to which Pharmacia or we are a party and which we are defending or prosecuting, pursuant to the Separation Agreement we have assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. Under the Separation Agreement, we agreed to indemnify Pharmacia for any liabilities that Solutia Inc. ("Solutia") had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997 (the "Solutia Spinoff"), to the extent that Solutia fails to pay, perform or discharge those liabilities. This indemnification obligation applies to litigation, environmental and all other liabilities that were assumed by Solutia, and which are not included in the discussion below. For example, pursuant to the Distribution Agreement entered into in connection with the Solutia Spinoff (the "Distribution Agreement"), Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCB's), which were discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the Solutia Spinoff. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia for liabilities that Pharmacia incurs in connection with this litigation. Pursuant to the terms of the Separation Agreement, Monsanto would be required to indemnify Pharmacia in the event that Solutia failed to pay or discharge such liabilities or to indemnify Pharmacia therefor.

               The following updates certain proceedings to which Pharmacia or we are a party and for which we are responsible. In that discussion, we use the phrase "the former Monsanto Company" to refer to Pharmacia Corporation prior to the date of the Separation Agreement. Other information with respect to legal proceedings appears in our annual report on Form 10-K for the year ended Dec. 31, 2001.

               The following proceedings, described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, have been settled pursuant to a Master Settlement Agreement and Release entered into on April 1, 2002, with E. I. du Pont De Nemours and Company ("DuPont") and its subsidiary, Pioneer Hi-Bred International Inc. ("Pioneer"). Pursuant to this agreement (the "DuPont/Pioneer Settlement"), the parties resolved a number of important business and patent disputes, and also agreed to new business arrangements, including the granting of licenses:

          o two lawsuits filed by Pioneer on Oct. 28, 1998, in United States District Court for the Southern District of Iowa, against DEKALB Genetics Corporation ("DEKALB Genetics") and Asgrow Seed Company, LLC ("Asgrow") (both of which are now our subsidiaries), alleging misappropriation of trade secrets;
          o a lawsuit filed by the former Monsanto Company on Dec. 8, 1999, in United States District Court for the Eastern District of
               Missouri, against Pioneer, relating to a technology license for glyphosate-tolerant soybeans and canola;
          o a lawsuit filed by DEKALB Genetics on April 30, 1996, in United States District Court for the Northern District of Illinois, against Pioneer, regarding infringement of patents covering the microprojectile method for producing fertile, transgenic corn plants covering a bar or pat gene, as well as the production and breeding of progeny of such plants;
          o a lawsuit filed by Pioneer on May 30, 2001, in United States District Court for the Northern District of Illinois, against Monsanto and DEKALB Genetics, alleging sham litigation filed in alleged violation of the antitrust laws;
          o a lawsuit filed by DEKALB Genetics on July 2, 1999, in United States District Court for the Northern District of Illinois, against Pioneer in a patent interference action to declare that DEKALB Genetics was the first inventor of the microprojectile method of producing fertile transgenic corn;
          o a lawsuit filed by Pioneer on Nov. 23, 1999, in the United States District Court for the Eastern District of Iowa, against the former Monsanto Company and DEKALB Genetics, for alleged infringement of Pioneer's patent pertaining to the microprojectile transformation of corn;
          o a lawsuit filed by DuPont on March 27, 2000, in United States District Court for the District of South Carolina, against the former Monsanto Company, alleging violations of federal antitrust acts and state law in connection with glyphosate-related business matters; and
          o a lawsuit filed by DuPont on March 30, 2000, in United States District Court for Delaware, against the former Monsanto Company and Asgrow, alleging violations of federal antitrust acts and state law in connection with glyphosate-tolerant soybean business matters.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, on Nov. 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A.) ("Aventis") filed suit in the United States District Court in North Carolina against the former Monsanto Company and DEKALB Genetics alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed the former Monsanto Company from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about Feb. 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB Genetics' inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics appealed the jury verdict and damage award, and Aventis appealed the finding that the former Monsanto Company was a bona fide licensee. On Nov. 22, 2001 the United States Court of Appeals for the Federal Circuit upheld the prior judgments. On March 26, 2002, the Court of Appeals for the Federal Circuit reversed its decision regarding the bona fide licensee issue and declined rehearing on the petition of DEKALB Genetics regarding the monetary awards. Subsequent to those appellate rulings, DEKALB Genetics has paid the monetary judgments. Monsanto and DEKALB Genetics will file certiorari petitions with the United States Supreme Court to overturn the appellate rulings. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis. In addition, we and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on Sept. 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as
          "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB Genetics will appeal any adverse final decision or judgment.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, on Nov. 13, 2001, Chemical Products Technologies, Inc. ("CPT, Inc.") initiated a lawsuit in the United States District Court for the District of South Carolina, Florence Division, against Monsanto. In its Complaint, CPT, Inc. seeks damages arising out of alleged violations of Section 1 of the Sherman Act (antitrust), the Lanham Act and the South Carolina Unfair Trade Practices Act. CPT, Inc. claims that Monsanto has violated the Sherman Act in several respects in connection with glyphosate-related business matters, and has violated the Lanham Act by unfairly disparaging CPT, Inc.'s ClearOut(TM)herbicide product, thereby interfering with CPT, Inc.'s customer relationships. Monsanto denies CPT, Inc.'s allegations and filed an Answer and Affirmative Defenses on Dec. 31, 2001. On Feb. 8, 2002, the CPT, Inc. matter was consolidated with the DuPont litigation pending in the South Carolina court. On March 1, 2002, Zetachem USA, Inc. ("Zetachem USA") applied for leave to be added as an additional plaintiff in the South Carolina action. Monsanto denies that it has any liability to CPT, Inc. or Zetachem USA. In May 2002, in light of the settlement of the DuPont litigation pursuant to the DuPont/Pioneer Settlement, Monsanto requested a transfer of this litigation to the United States District Court for the Eastern District of Missouri, where, as described in its annual report on Form 10-K for the year ended Dec 31, 2001, Monsanto has sued CPT, Inc., for patent infringement.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, on March 7, 2000, the United States Department of Justice filed suit on behalf of the EPA in United States District Court for the District of Wyoming against the former Monsanto Company, Solutia and P4 Production, LLC ("P4 Production") seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after Jan. 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming, on June 25, 1999. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release. In an opinion dated March 29, 2002, the court denied the companies' motion for summary judgment. On April 19, 2002, the companies filed a motion for certification of an appeal of the order denying the motion for summary judgment. Any liability would be shared by Monsanto and Solutia, based upon the purchases from P4 Production.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec 31, 2001, on Sept. 28, 1999, the former Monsanto Company entered into a consent order with the United States Environmental Protection Agency ("EPA") whereby the former Monsanto Company agreed to immediately investigate contamination at the Heizer Creek landfill near Nitro, West Virginia, and to propose a remedy based on the results. the former Monsanto Company used the Heizer Creek landfill for approximately one year between 1958 and 1959 to dispose of plant waste from its former Nitro, West Virginia, manufacturing location. In 1999, the EPA identified elevated levels of dioxin in one sample taken at the former landfill. The investigation of the dioxin contamination at the site, the risk assessment and the evaluation of remedial action options have been completed and submitted to EPA in an Engineering Evaluation/Cost Analysis (EE/CA) Report. The EE/CA Report also contains our recommended remedy as required in the consent order. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. In March 2002, the EPA concluded that the remedy recommended in the EE/CA Report was protective of human health and the environment. The EPA published a public notice of its decision and initiated a 30-day public comment period, ending April 27, 2002.

               As described in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, since the 1984 termination of the class action litigation against various manufacturers, including the former Monsanto Company, of the herbicide Agent Orange used in the Vietnam War, Monsanto and the former Monsanto Company have successfully defended against various lawsuits associated with the herbicide's use. A few matters remain pending, including three separate actions, now consolidated, initially filed against the former Monsanto Company and The Dow Chemical Company in Seoul, Korea, in Oct. 1999. Approximately 13,760 Korean veterans of the Vietnam War allege they were exposed to, and suffered injuries from, herbicides manufactured by the defendants. The complaints fail to assert any specific causes of action, but seek damages of 300 million won (approximately $250,000) per plaintiff. Monsanto is also defending ancillary actions in Korea, including a request for provisional relief pending resolution of the main lawsuit. The trial court has advised that a ruling in the main lawsuit will be announced in court on May 23, 2002 at 1:30 p.m. local time. After the ruling the non-prevailing parties are expected to file a de novo appeal. On Dec. 2, 1999, plaintiffs filed a class action lawsuit against the former Monsanto Company and five other herbicide manufacturers in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 United States service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. The Judicial Panel on Multidistrict Litigation has granted transfer of the case to the United States District Court for the Eastern District of New York for coordinated pretrial proceedings as part of In re "Agent Orange" Product Liability Litigation, which is the multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. Two suits filed by individual U.S. veterans contesting their denial of claims subsequent to the class action settlement have been consolidated in the multidistrict litigation, and were dismissed by the District Court. In an opinion dated Nov. 30, 2001 the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal claims and remanded the cases to the District Court for further proceedings. On Dec. 14, 2001 defendants filed with the Court of Appeals a Petition for Rehearing and Rehearing En Banc. On May 8, 2002, the appeals court denied the request for rehearing.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits: None
(B)      Reports on Form 8-K:

     The Company furnished a report on Form 8-K (Item 9) on Feb. 14, 2002, pursuant to Regulation FD, relating to a slide presentation prepared for use by the Company's Chief Technology Officer at an AgChemicals/AgBiotechnology conference.

     The Company filed a report on Form 8-K (Item 5) on March 12, 2002 providing specific details regarding option grants under the Company's 2000 Management Incentive Plan and its Broad-Based Stock Option Plan including, without limitation, the number of founders' grant options scheduled to vest on March 15, 2002, the first vesting date under both of these plans, and the corresponding weighted average exercise price of such options.

     The Company furnished a report on Form 8-K (Item 9) on April 4, 2002, pursuant to Regulation FD, relating to slide presentations prepared for use by the Company's executives at an investor meeting in New York.

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


                                            MONSANTO COMPANY
                                          -------------------
                                              (Registrant)



                                         /s/ Richard B. Clark
                                   ---------------------------------
                                          RICHARD B. CLARK
                                    Vice President and Controller
                                   (On behalf of the Registrant and
                                    as Principal Accounting Officer)



Date:        May 15, 2002

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                     Description
-------                    -----------
  2                     Omitted - Inapplicable

  3                     Omitted - Inapplicable

  4                     Omitted - Inapplicable

  10                    Omitted - Inapplicable

  11 Omitted - Inapplicable; see Note 6 of Notes to Consolidated Financial Statements

  15                    Omitted - Inapplicable

  18                    Omitted - Inapplicable

  19                    Omitted - Inapplicable

  22                    Omitted - Inapplicable

  23                    Omitted - Inapplicable

  24                    Omitted - Inapplicable

  99                    Omitted - Inapplicable