Form 10-Q
period 2002-06-30
MONSANTO CO /NEW/
filed 2002-08-13
CIK 1110783

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

                  For the quarterly period ended June 30, 2002

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
YES     X      NO
    ----------    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
         Class                                      August 9, 2002
         -----                                      --------------
Common Stock, $0.01 par value                     261,265,808 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The Statement of Consolidated Income (Loss) of Monsanto Company and subsidiaries for the three months and six months ended June 30, 2002, and June 30, 2001, the Condensed Statement of Consolidated Financial Position as of June 30, 2002, and Dec. 31, 2001, the Condensed Statement of Consolidated Cash Flows for the three months and six months ended June 30, 2002, and June 30, 2001, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto," "Monsanto Company" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. See Note 1 - Background and Basis of Presentation - of Notes to Consolidated Financial Statements for further details. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share. In tables, all dollars are in millions, except share and per share amounts.

                        MONSANTO COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED INCOME (LOSS)
                 (Dollars in millions, except per share amounts)
                                    Unaudited

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ------------------------    ------------------------
                                                                         2002         2001           2002         2001
                                                                         ----         ----           ----         ----
Net Sales                                                            $ 1,553       $  2,011       $ 2,774      $ 3,317
Cost of Goods Sold                                                       735            822         1,352        1,521
                                                                     --------      --------       -------      -------
Gross Profit                                                             818          1,189         1,422        1,796

Operating Expenses:
   Selling, general and administrative expenses                          237            315           532          622
   Bad debt expense                                                      164              3           167            6
   Research and development expenses                                     137            136           256          270
   Amortization and adjustments of goodwill                               --             30            --           61
   Restructuring charges - net                                            57             31            57           52
                                                                     --------      --------       --------     -------
Total Operating Expenses                                                 595            515         1,012        1,011
Income From Operations                                                   223            674           410          785

Interest Expense                                                         (20)           (34)          (38)         (57)
Interest Income                                                            5              9             9           13
Other Income (Expense) - net                                               7            (28)          (36)         (32)
                                                                     --------      --------       --------     -------
Income Before Income Taxes and Cumulative Effect of Accounting
     Change                                                              215            621           345          709
   Income tax provision                                                  (68)          (232)         (112)        (265)
                                                                     --------      --------       --------     -------
Income Before Cumulative Effect of Accounting Change                     147            389           233          444
   Cumulative effect of a change in accounting principle -
     net of tax benefit of $162                                            --            --        (1,822)          --
                                                                     --------      --------       --------     -------
Net Income (Loss)                                                    $   147       $    389       $(1,589)     $   444
                                                                     ========      ========       ========     =======

Basic Earnings (Loss) per Share:
     Income before cumulative effect of accounting change            $  0.56       $   1.51       $  0.90      $  1.72
     Cumulative effect of a change in accounting principle                --             --         (7.01)          --
                                                                     --------      --------       --------     -------
Net Income (Loss)                                                    $  0.56       $   1.51       $ (6.11)     $  1.72
                                                                     ========      ========       ========     =======

Diluted Earnings (Loss) per Share:
     Income before cumulative effect of accounting change            $  0.56       $   1.47       $  0.88      $  1.68
     Cumulative effect of a change in accounting principle                --             --         (6.90)          --
                                                                     --------      --------       --------     -------
Net Income (Loss)                                                    $  0.56       $   1.47       $ (6.02)     $  1.68
                                                                     ========      ========       ========     =======

Weighted Average Shares Outstanding:
   Basic                                                               261.2          258.1         260.0        258.1
   Diluted                                                             264.3          263.5         263.8        263.5

Dividends per Share                                                  $  0.12       $   0.12       $  0.24      $  0.24



                           See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                          June 30,            Dec. 31,
                                                                                            2002                2001
                                                                                            ----                ----
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                            $    277          $     307
     Trade receivables, net of allowances of $318 in 2002 and $177 in 2001                   2,913              2,307
     Miscellaneous receivables                                                                 485                449
     Related-party loan receivable                                                              16                 30
     Related-party receivable                                                                   13                 44
     Deferred tax assets                                                                       253                251
     Inventories                                                                             1,239              1,357
     Other current assets                                                                       43                 52
                                                                                          --------          ---------
Total Current Assets                                                                         5,239              4,797

Property, Plant and Equipment - net                                                          2,477              2,627
Goodwill - net                                                                                 758              2,748
Other Intangible Assets - net                                                                  670                691
Other Assets                                                                                   700                566
                                                                                          --------          ---------
Total Assets                                                                              $  9,844          $  11,429
                                                                                          ========          =========

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
     Short-term debt                                                                      $  1,027          $     563
     Related-party short-term loan payable                                                     194                254
     Accounts payable                                                                          339                457
     Related-party payable                                                                      19                 87
     Accrued liabilities                                                                       888              1,016
                                                                                          --------          ---------
Total Current Liabilities                                                                    2,467              2,377

Long-Term Debt                                                                                 881                893
Postretirement and Other Liabilities                                                           783                676
Shareowners' Equity:
     Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
            Issued:  261,265,808 shares in 2002 and 258,112,408 in 2001                          3                  3
      Additional contributed capital                                                         8,055              8,056
      Retained earnings (deficit)                                                           (1,478)               173
      Accumulated other comprehensive loss                                                    (837)              (716)
      Reserve for ESOP debt retirement                                                         (30)               (33)
                                                                                          --------          ---------
Total Shareowners' Equity                                                                    5,713              7,483
                                                                                          --------          ---------
Total Liabilities and Shareowners' Equity                                                 $  9,844          $  11,429
                                                                                          ========          =========


                             See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Dollars in millions)
                                    Unaudited

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ------------------------
                                                                                         2002        2001
Total Cash Required by Operations                                                       $(347)      $(384)
                                                                                        ------      -----

Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                               (101)       (205)
   Acquisitions and investments                                                           (60)        (80)
   Investment and property disposal proceeds                                               63          --
   Loans with related-party                                                                14          38
                                                                                        -----       -----

Net Cash Flows Required by Investing Activities                                           (84)       (247)
                                                                                        -----       -----

Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                                     488         700
   Loans from related-party                                                               (59)        148
   Long-term debt proceeds                                                                 41          --
   Long-term debt reductions                                                              (70)        (58)
   Stock option exercises                                                                  63          --
   Dividend payments                                                                      (62)        (54)
                                                                                        -----       -----

Cash Flows Provided by Financing Activities                                               401         736
                                                                                        -----       -----

Net Increase (Decrease) in Cash and Cash Equivalents                                      (30)        105
Cash and Cash Equivalents Beginning of Year                                               307         131
                                                                                        -----       -----
Cash and Cash Equivalents at End of Period                                              $ 277       $ 236
                                                                                        =====       =====


The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes for the six months ended June 30, 2002, were $38 million and $27 million, respectively. Cash payments for interest and taxes for the six months ended June 30, 2001, were $54 million and $93 million, respectively.

Noncash transactions with Pharmacia during the six months ended June 30, 2002, included approximately $75 million, primarily associated with the assumed net pension liabilities and related deferred tax assets. (See Note 12 - Related-Party Transactions - for further details.) Noncash transactions with Pharmacia during the six months ended June 30, 2001 included approximately $20 million.

In connection with the acquisition of biotechnology intellectual property assets from Ceres, Inc. (Ceres) the company recorded intangible assets and the related obligations, in excess of amounts paid, of $35 million in noncash transactions in the second quarter of 2002. (See Note 5 - Goodwill and Other Intangible Assets - for further details.)


        See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

Note 1 - Basis of Presentation

          Monsanto Company and its subsidiaries is a global provider of technology-based solutions and agricultural products for growers and downstream customers, such as grain processors and food companies. Monsanto produces leading seed brands, including DEKALB and ASGROW, and provides its seed partners with biotechnology traits for insect protection and herbicide tolerance. The company's herbicides, seeds, and related genetic trait products can be combined to provide growers with integrated solutions that help them produce higher-yield crops, while controlling weeds, insects and diseases more efficiently and cost effectively. The company also provides lawn and garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

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

          In October 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an initial public offering (IPO). Subsequent to the IPO, Pharmacia owned 220 million shares of common stock, representing 84.2 percent ownership of Monsanto as of June 30, 2002. On Aug. 13, 2002, Pharmacia released its 220 million shares of Monsanto's common stock to Pharmacia's distribution agent for the purpose of completing a spinoff of Monsanto, via a tax-free dividend to Pharmacia's shareowners. The distribution is based upon a ratio of approximately 0.17 Monsanto shares for each share of Pharmacia common stock for which a Pharmacia shareowner was the holder of record at the close of business on July 29, 2002.

          The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, and the quarterly report on Form 10-Q for the period ended March 31, 2002.

          Financial information for the first six months of 2002 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

Note 2 - New Accounting Standards

          In June 2001, the Financial Accounting Standards Board (FASB) simultaneously approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method. SFAS No. 141 also provides broader criteria for identifying which types of acquired intangible assets must be recognized separately from goodwill and those which must be included in goodwill. Monsanto adopted the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also required the company to evaluate its existing goodwill and other intangible assets and to make any reclassifications necessary to conform with the new separation requirements at the date of adoption.

          SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Under SFAS No. 142, all goodwill amortization ceased effective Jan. 1, 2002. Monsanto's goodwill was tested for impairment in conjunction with a transitional goodwill impairment test performed in 2002 and will be tested at least annually thereafter. Under the new rules, Monsanto's recorded goodwill is tested for impairment at a level of reporting referred to as reporting units, which are components of the Agricultural Productivity and Seeds and Genomics reporting segments. See Note 5 - Goodwill and Other Intangible Assets - for further discussion of the transitional impairment test and additional details on Monsanto's goodwill and other intangible assets.

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

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144, which was effective for Monsanto on Jan. 1, 2002, establishes an accounting model for long-lived assets to be disposed of by sale. It applies to all long-lived assets and discontinued operations. The adoption of SFAS No. 144 did not have a material effect on Monsanto's consolidated financial position or results of operations.

          In April 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 resulted in a reclassification of the extraordinary loss related to the extinguishment of Employee Stock Ownership (ESOP) debt recorded in the second quarter of 2001 ($2 million, net of taxes), to increase other expense - net ($4 million) and to decrease the income tax provision ($2 million). The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on Monsanto's consolidated financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement will become effective for exit or disposal activities initiated after Dec. 31, 2002. Monsanto has not yet determined the effect adoption of this standard will have on its consolidated financial position or its results of operations.

Note 3 - Customer Financing Program

          In the second quarter of 2002, Monsanto established a new $500 million revolving financing program for selected customers through a third-party specialty finance company. Under the financing program, Monsanto originates customer loans on behalf of the lender, a special purpose entity (SPE), pursuant to Monsanto's credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE) in a transaction accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

          Monsanto has no ownership interest in the lender, the QSPE or the loans. However, because Monsanto substantively originates through the SPE (that it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as the originator of the loans and the transferor selling the loans to the QSPE.

          Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee represents adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant for the quarter ended June 30, 2002.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          As of June 30, 2002, customer loans outstanding that were sold through the financing program totaled $63 million. Loans are considered delinquent when payments are 31 days past due. As of June 30, 2002, no loans sold through this financing program were delinquent. As of June 30, 2002, Monsanto's recorded guarantee liability was less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

Note 4 - Inventories

          Components of inventories as of June 30, 2002, and Dec. 31, 2001, were as follows:

                                                                  June 30,           Dec. 31,
                                                                    2002               2001
                                                              ---------------    ---------------
      Finished Goods                                              $   579            $   700
      Goods In Process                                                349                357
      Raw Materials and Supplies                                      340                329
                                                                  -------            -------
      Inventories, at FIFO Cost                                     1,268              1,386
      Excess of FIFO over LIFO Cost                                   (29)               (29)
                                                                  -------            -------
      Total                                                       $ 1,239            $ 1,357
                                                                  =======            =======

Note 5 - Goodwill and Other Intangible Assets

          As described in Note 2 - New Accounting Standards - Monsanto adopted SFAS No. 141 and SFAS No. 142 effective Jan. 1, 2002. The company has completed the SFAS No. 142 transitional goodwill impairment test, which resulted in a $2.0 billion pretax impairment charge. The first step of the transitional test, which compared the fair value of Monsanto's reporting units to their net book values (including goodwill), identified potential impairments in two reporting units. The second step of the transitional impairment test, which was completed in the second quarter, determined the $2.0 billion pretax ($1.8 billion aftertax) impairment. The resulting impairment charge was specific to the corn and wheat reporting units, relating to goodwill that resulted primarily from Monsanto's 1998 and, to a lesser extent, 1997 seed company acquisitions. Unanticipated delays in biotechnology acceptance and regulatory approvals, and a change in valuation method (from an undiscounted cash flow methodology under APB Opinion No. 17, Intangible Assets, to a discounted cash flow methodology required by SFAS No. 142) were the primary factors leading to the impairment. As required by SFAS No. 142, the transitional impairment charge was recorded as an accounting change in accordance with APB Opinion No. 20, Accounting Changes, effective Jan. 1, 2002. The impairment charge had no effect on Monsanto's liquidity or cash flow.

          Changes in the net carrying amount of goodwill for the six months ended June 30, 2002, by segment, are as follows:

                                                                                 Agricultural    Seeds and
                                                                                 Productivity     Genomics      Total
                                                                                 ------------    ---------      -----
        Balance as of Jan. 1, 2002                                                      $74        $ 2,669     $ 2,743
        Transitional impairment charge                                                   --         (1,983)     (1,983)
        Effect of foreign currency translation adjustments                               --             (3)         (3)
        Additions                                                                         1             --           1
                                                                                        ---        -------     -------
        Balance as of June 30, 2002                                                     $75        $   683     $   758
                                                                                        ===        =======     =======

                                       7

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Information regarding the company's other intangible assets is as follows:

                                                As of June 30, 2002                       As of Jan. 1, 2002
                                        ------------------------------------     -------------------------------------
                                         Carrying      Accumulated                 Carrying      Accumulated
                                          Amount      Amortization      Net         Amount      Amortization      Net
                                         --------     ------------      ---        --------     ------------      ---
        Germplasm                         $   601          $(286)      $315         $  602         $(251)        $351
        Acquired biotechnology
           intellectual property              363           (119)       244            320          (101)         219
        Trademarks                            117            (23)        94            115           (19)          96
        Other                                  46            (29)        17             53           (34)          19
                                        ---------          ------      ----         ------         -----         ----
        Total                              $1,127          $(457)      $670         $1,090         $(405)        $685
                                           ======          ======      ====         ======         =====         ====

          The acquired biotechnology intellectual property assets represent acquisitions and licenses, whereby Monsanto has acquired the rights to various research and discovery technologies encompassing enabling processes, data libraries and patents necessary to support the integrated genomics and biotechnology platforms. The increase in acquired biotechnology intellectual property from Jan. 1, 2002, to June 30, 2002, relates primarily to the previously announced collaboration with Ceres. This product discovery and development collaboration is focused on applying genomics technologies to provide improvements in and to accelerate the time to commercialization of certain agricultural crops. Under the collaboration, Monsanto has acquired rights to certain of Ceres' existing technologies in exchange for payments totaling $40 million over the next five years. This existing technology has a weighted-average useful life of 10 years. Ceres will also receive additional payments subject to meeting specified objectives for developing additional related technology, as part of its continuing commitment to genomics-based product discovery. Monsanto will also fund a jointly implemented research program and has made a minority equity investment in Ceres. Total payments to Ceres under the collaboration (subject to performance by Ceres) are expected to approximate $137 million over the next five years, plus potential royalties. Through June 30, 2002, Monsanto has made payments of approximately $28 million.

          Upon adoption of SFAS No. 141 and SFAS No. 142, the classification of all identifiable and recognized intangible assets was reassessed, and any necessary reclassifications were made effective Jan. 1, 2002. Total amortization expense of other intangible assets for the three months ended June 30, 2002 and June 30, 2001 was $34 million and $29 million, respectively. Total amortization expense of other intangible assets for the six months ended June 30, 2002 and June 30, 2001 was $67 million and $59 million, respectively. Intangible asset amortization expense in the first six months of 2001 included $2 million related to intangible asset impairments, as discussed in Note 8 - Restructuring and Other Special Items.

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

          SFAS No. 142 did not require prior periods to be restated. The following table sets forth on an aftertax pro forma basis what the earnings and earnings per share would have been if the provisions of SFAS No. 142 had been applied in 2001. Had the new accounting standard been adopted effective Jan. 1, 2001, Monsanto would not have recorded $30 million and $61 million of pretax goodwill amortization expense in the second quarter and first half of 2001, respectively, but pretax research and development expenses would have increased by $2 million and $4 million in the second quarter and first half of 2001, respectively, because of the reassessment

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     of useful lives and classifications. In addition and related to these changes, the income tax provision would have decreased by $18 million and $12 million for the second quarter and first half of 2001, respectively.

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                --------------------------- ---------------------------
                                                                  2002           2001          2002          2001
                                                                  ----           ----          ----          ----
        Reported Net Income (Loss)                                $ 147          $ 389       $(1,589)        $ 444
             Goodwill amortization, net of tax                       --             42            --            65
             Effects of useful life adjustments, net of tax          --              4            --             4
                                                                  -----          -----       -------         -----
        Adjusted Net Income (Loss)                                $ 147          $ 435       $(1,589)          513
             Cumulative effect of a change in accounting
               principle, net of tax                                 --             --         1,822            --
                                                                  -----          -----       -------         -----
        Adjusted Income Before Cumulative Effect of
           Accounting Change                                      $ 147          $ 435       $   233         $ 513
                                                                  =====          =====       ========        =====

        Basic Earnings (Loss) Per Share:
        Reported Net Income (Loss)                                $0.56          $1.51       $ (6.11)        $1.72
             Goodwill amortization, net of tax                      --            0.16            --          0.25
             Effects of useful life adjustments, net of tax         --            0.02            --          0.02
                                                                  -----          -----       -------         -----
        Adjusted Net Income (Loss)                                $0.56          $1.69       $ (6.11)        $1.99
             Cumulative effect of a change in accounting
               principle, net of tax                                --             --           7.01            --
                                                                  -----          -----       -------         -----
        Adjusted Income Before Cumulative Effect of
           Accounting Change                                      $0.56          $1.69       $  0.90         $1.99
                                                                  =====          =====       =======         =====

        Diluted Earnings (Loss) Per Share:
        Reported Net Income (Loss)                                $0.56          $1.47       $ (6.02)        $1.68
             Goodwill amortization, net of tax                      --            0.16            --          0.25
             Effects of useful life adjustments, net of tax         --            0.01            --          0.01
                                                                  -----          -----       -------         -----
        Adjusted Net Income (Loss)                                $0.56          $1.64       $ (6.02)        $1.94
             Cumulative effect of a change in accounting
               principle, net of tax                                --             --           6.90            --
                                                                  -----          -----        ------         -----
        Adjusted Income Before Cumulative Effect of
           Accounting Change                                      $0.56          $1.64       $  0.88         $1.94
                                                                  =====          =====       =======         =====

Note 6 - Comprehensive Income  (Loss)

          Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive income
     (loss) for the three months ended June 30, 2002, and June 30, 2001, was $35 million and $320 million, respectively. Comprehensive income (loss) for the six months ended June 30, 2002, and June 30, 2001, was $(1,710) million and $205 million, respectively. The comprehensive loss for the six months ended June 30, 2002, includes the cumulative effect of a change in accounting principle.

Note 7 - Earnings (Loss) Per Share

          On Oct. 23, 2000, Monsanto sold 38,033,000 shares of its common stock at $20 per share in an IPO. The company issued 10,000 restricted shares at the time of the IPO and an additional 45,000 restricted shares during 2001. In connection with the company's employee stock option plans, through June 30, 2002, approximately 3.2 million shares have been issued since the IPO. The majority of these shares were issued in the first half of 2002. Subsequent to the IPO, Pharmacia owned 220 million shares of common stock, representing 84.2 percent ownership of Monsanto as of June 30, 2002. On Aug. 13, 2002, Pharmacia released its 220 million shares of Monsanto's common stock to Pharmacia's distribution agent for the purpose of completing a spinoff of Monsanto, via a tax-free dividend to Pharmacia's shareowners. The distribution is based upon a ratio of approximately 0.17 Monsanto shares for each share of Pharmacia common stock for which a Pharmacia shareowner was the holder of record at the close of business on July 29, 2002.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Basic earnings per share (EPS) for the three months and six months ended June 30, 2002, and June 30, 2001, were computed using the weighted-average number of common shares outstanding during the period (261.2 million and 260 million shares for the three months and six months ended June 30, 2002, respectively, and 258.1 million shares for both the three months and six months ended June 30, 2001). Diluted EPS for the three months and six months ended June 30, 2002, and June 30, 2001, were computed taking into account the effect of dilutive potential common shares (3.1 million and 3.8 million shares for the three months and six months ended June 30, 2002, respectively, and 5.4 million shares for both the three months and six months ended June 30, 2001). These dilutive potential common shares consist of outstanding stock options.

Note 8 - Restructuring and Other Special Items

          The amounts related to the 2002 and 2000 restructuring plans were recorded in the Statement of Consolidated Income (Loss) in the following categories:

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                          ------------------------------    ----------------------------
                                                              2002             2001             2002               2001
                                                              ----             ----             ----               ----
         Cost of Goods Sold                                  $  (9)            $(10)            $  (9)             $(11)
            Restructuring charges - net                        (57)             (31)              (57)              (52)

         Other Expense - net                                    --               (6)               --                (6)
                                                             -----             ----              ----              ----
         Income (Loss) Before Income Taxes                     (66)             (47)              (66)              (69)
            Income tax benefit                                  23               17                23                26
                                                             -----             ----              ----              ----
         Net Income (Loss)                                   $ (43)            $(30)             $(43)             $(43)
                                                             =====             ====              ====              ====

          2002 Restructuring Plan:

          In April 2002, Monsanto's management approved a restructuring plan to further rationalize (i.e., consolidate or shutdown) facilities and reduce the work force. In connection with this plan, Monsanto recorded $66 million pretax ($43 million aftertax) of net charges in the second quarter of 2002. The pretax components of the restructuring for the three months and six months ended June 30, 2002 were as follows:

                                                           Three Months and
                                                           Six Months Ended
                                                             June 30, 2002
                                                           ----------------
        Work Force Reductions                                     $23
        Facility Closures / Exit Costs                             16
        Asset Impairments:
             Property, plant and equipment - net                   27
                                                                 ----
        Total Pretax Charge                                       $66
                                                                  ===

          These restructuring costs primarily relate to the closure of certain research sites and certain manufacturing sites, as well as work force reductions. The work force reductions include involuntary employee separation costs for approximately 450 employees worldwide, including positions in marketing, research and development, manufacturing and administration. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations ($8 million), equipment dismantling and disposal ($4 million) and other shutdown costs ($4 million) resulting from the exit of certain research and manufacturing sites. The asset impairments related to property, plant and equipment. Cash payments to complete these restructuring actions will be funded from operations and are not expected to significantly affect the company's liquidity.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Activities related to restructuring during the second quarter of 2002, were as follows:

                                                      Work Force     Facility
                                                      Reductions     Closures       Total
          Restructuring                               ----------     --------       -----
          -------------
          Additions                                      $23           $16          $39
          Costs charged against reserves                  (8)           --           (8)
                                                         ---           ---          ---
          June 30, 2002, reserve balance                 $15           $16          $31
                                                         ===           ===          ===

          During the second quarter of 2002, approximately 195 former employees received cash severance payments totaling $8 million. The work force reduction payments for the remaining 255 employees associated with these actions will be completed by June 30, 2003.

          2000 Restructuring Plan:

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

                                                                Three Months Ended        Six Months Ended
                                                                   June 30, 2001           June 30, 2001
                                                                   -------------           -------------
        Work Force Reductions                                             $  5                      $20
        Facility Closures / Exit Costs                                      14                       18
        Asset Impairments:
             Inventories                                                    10                       11
             Other current assets                                            4                        4
             Property, plant and equipment - net                             8                        8
             Other intangible assets - net                                  --                        2
        Other Special Items                                                  6                        6
                                                                          ----                      ---
        Total Pretax Charge                                               $ 47                      $69
                                                                          ====                      ===

          The work force reduction costs for the three months and six months ended June 30, 2001, included involuntary employee separation costs for approximately 110 and 230 employees worldwide, respectively, including positions in administration, manufacturing and research and development related to noncore programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations, equipment dismantling and disposal and other shutdown costs resulting from the exit of certain research programs and noncore activities. The asset impairments related to property, plant and equipment, other current assets and other intangible assets. In addition, $10 million and $11 million related to the write-off of inventories was recorded within cost of goods sold for the three months and six months ended June 30, 2001, respectively. These employee reductions, asset dispositions and other exit activities will be substantially completed by Dec. 31, 2002. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly affect the company's liquidity. The second quarter of 2001 also included a $6 million charge, recorded within other expense - net, for the impairment of an equity security due to adverse business developments of the investee.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Activities related to restructuring and other special items for the six months ended June 30, 2001, were as follows:

                                                      Work Force     Facility
                                                      Reductions     Closures       Total
          Restructuring and Other Special Items       ---------      --------       -----
          -------------------------------------
          Jan. 1, 2002, reserve balance                    $ 35          $ 34        $ 69
          Costs charged against reserves                    (23)          (13)        (36)
                                                           ----          ----        ----
          June 30, 2002, reserve balance                   $ 12          $ 26        $ 33
                                                           ====          ====        ====

          During the first two quarters of 2002, $3 million was paid to former employees whose involuntary termination benefits were recorded in 2001, but elected to defer payment until 2002. For the first two quarters of 2002, approximately 390 former employees received cash severance payments totaling $20 million. The work force reduction payments for the remaining 130 employees associated with this plan will be completed by the end of 2002. Exit costs of $13 million associated with contract terminations, equipment dismantling and disposal were also paid during the first half of 2002.

Note 9 - Commitments and Contingencies

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

          On March 20, 1998, a jury verdict was returned against Pharmacia in a lawsuit filed in the California Superior Court. The lawsuit was brought by Mycogen Corporation (Mycogen), Agrigenetics Inc., and Mycogen Plant Science Inc. claiming that Pharmacia delayed providing access to certain gene technology under a 1989 agreement with Lubrizol Genetics Inc., a company which Mycogen subsequently purchased. The jury awarded $174.9 million in future damages. This jury award was overturned on appeal by the California Court of Appeals. On Aug. 8, 2002, the California Supreme Court upheld the California Court of Appeals decision reversing the jury's verdict.

          Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of the litigation discussed above will not have a material adverse effect on Monsanto's financial position, profitability or liquidity.

          On Feb. 3, 2002, the new government in Argentina announced several reforms intended to stabilize the economic environment. The government's programs continue to evolve. It is unclear what effect existing and new regulations and conditions might have on the company's operations in Argentina. While the company has prepared its 2001 and 2002 financial statements relating to its Argentine operations on a U.S. dollar functional basis, the functional currency designation in Argentina may change based on future government economic reforms. The peso-to-U.S. dollar exchange rate was 3.625-to-1.00 as of Aug. 9, 2002.

          In the second quarter of 2002, the company established an allowance of $154 million pretax for estimated uncollectible accounts receivable in Argentina. While the company cannot determine how government actions in Argentina will affect the outcome, it will aggressively pursue collection of the net outstanding receivables (which were approximately $270 million as of June 30, 2002) at full U.S. dollar value. However, the unfavorable market and economic conditions could have further negative impact on the company's collections, sales and earnings. In March 2002, the government issued a decree establishing a 20 percent export tax on agricultural exports and also ruled that the U.S. dollar-denominated contracts in agriculture markets entered into prior to Jan. 6, 2002, must be honored at the same exchange parity as the one obtained for exports of the agricultural products that contain the agricultural inputs. This decree was amended with the July 2, 2002, issuance of Resolution Number 143, which states that the future settlement of such contracts on farm inputs for corn and soybeans will be subject to a 25 percent reduction, including the 20 percent export tax discussed above, of the U.S. dollar price. Management's estimate of the potential impact of these decrees on the company's receivables has been included in the allowance for uncollectible receivables. The Argentine agricultural markets continue to be primarily export-oriented, and their export sales are generally denominated

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     in U.S. dollars. The exchange rate between the U.S. dollar and peso will continue to fluctuate as the company continues its collection efforts.

          Year-to-date  collections  in  Argentina  are  down  approximately  20 percent, due primarily to the impact of the export taxes levied on agricultural exports. The company has been able to collect essentially all of its receivables that were secured with grain, net of export taxes. Also, a majority of the company's current sales in Argentina have been made for either cash or grain. Management believes that the actions it has taken thus far have reduced the risk related to the company's receivables.

          In addition, the company's ability to repatriate funds from Argentina may be restricted and the company may also have additional exposures. For example, the company's sales, margins, and foreign-currency transactional gains/losses, may be adversely affected based on fluctuations in foreign-currency exchange rates and the level of inflation experienced.

Note 10 - Accounting for Derivative Instruments and Hedging Activities

          Monsanto's business and activities expose it to a variety of market risks, including risks related to the effects of changes in commodity prices, foreign-currency exchange rates, interest rates, and to a lesser degree securities prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets could have on operating results. Monsanto's overall objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

          In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives, whether designated in hedging relationships or not, are recognized in the Statement of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates the derivative as: (1) a hedge of the fair value of a recognized asset or liability (a fair-value hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge); (3) a foreign-currency fair-value or cash-flow hedge (a foreign-currency hedge); (4) a foreign-currency hedge of the net investment in a foreign subsidiary; or (5) a derivative that does not qualify for hedge accounting treatment. From time to time, the company may also use natural gas swaps to manage energy input costs. There were no open gas swaps as of June 30, 2002. Monsanto does not use derivative financial instruments for trading purposes, nor does it engage in commodity or interest rate speculation.

          Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a foreign-currency hedge are recorded in either current-period earnings or accumulated other comprehensive income (loss), depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.

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

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     funds may be lower or higher than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount.

          The difference between the carrying value and fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS No. 133, had no effect on earnings for the three months or six months ended June 30, 2002, or June 30, 2001, respectively.

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

          Monsanto recognized a net loss of $1 million in cost of goods sold for the six-month period ended June 30, 2002, which represented the ineffectiveness of all cash-flow hedges. For the three months and six months ended June 30, 2001, losses recorded in cost of goods sold totaled $1 million and $2 million, respectively. No cash-flow hedges were discontinued during the three months or six months ended June 30, 2001, or June 30, 2002.

          As of June 30, 2002, $4 million of aftertax deferred net gains on derivative instruments accumulated in other comprehensive income (loss) are expected to be reclassified to earnings during the next 12 months. The actual sales of the inventory, which are expected to occur over the next 12 months, will necessitate the reclassification of the derivative losses into earnings. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments) is 18 months.

          In May 2002, the Company filed a shelf registration with the U.S. Securities and Exchange Commission (SEC) that allows the company to issue debt of up to $2 billion in the future. On June 26, 2002, the Company entered into a treasury rate lock agreement with several banks to hedge against changes in long-term interest rates on a portion of the planned debt issue. Monsanto has designated this rate lock agreement as a cash-flow hedge. Since this rate lock is designated as a cash-flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. As of June 30, 2002, the market value of this rate lock was a gain of $2 million. (See Note 13 - Subsequent Events - for further details.)

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

          The company hedges a portion of its net investment in Brazilian subsidiaries. The change in the fair value of these hedges at June 30, 2002, was an accumulated foreign currency translation gain of $6 million included in accumulated other comprehensive income.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 11 - Segment Information

          Monsanto manages its business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of crop protection products, animal agriculture, lawn and garden herbicide products, and environmental technologies businesses. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. Sales between segments were not significant. Segment data, as well as reconciliation of total Monsanto Company EBIT (earnings (loss) before cumulative effect of accounting change, interest and income taxes) to income before cumulative effect of accounting change for the three months and six months ended June 30, 2002, and June 30, 2001, is presented in the table that follows.

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                                               -----------------------     -----------------------
                                                                    2002        2001            2002        2001
                                                                    ----        ----            ----        ----
        Net Sales:
           Agricultural Productivity                              $1,339      $1,574          $1,975      $2,382
           Seeds and Genomics                                        214         437             799         935
                                                                  ------      ------          ------      ------
             Total Monsanto                                       $1,553      $2,011          $2,774      $3,317
                                                                  ======      ======          ======      ======

        EBIT:
           Agricultural Productivity                              $  426      $  632          $  457      $  771
           Seeds and Genomics                                       (196)         14             (80)        (18)
                                                                  ------      ------          ------      ------
             Total Monsanto                                          230         646             374         753
           Interest expense - net of interest income                 (15)        (25)            (29)        (44)
           Income tax provision                                      (68)       (232)           (112)       (265)
                                                                  ------      ------          ------      ------
           Income Before Cumulative Effect of
             Accounting Change                                    $  147      $  389          $  233      $  446
                                                                  ======      ======          ======      ======

Note 12 - Related-Party Transactions

          On Sept. 1, 2000, Monsanto entered into a master transition services agreement with Pharmacia, its majority shareowner. Some terms under this master agreement expired on Dec. 31, 2001. New terms were negotiated in 2002, which do not differ materially from previously agreed terms. These agreements will continue to be effective after Pharmacia's distribution of its ownership interest in Monsanto. Under these agreements, Monsanto provides certain administrative support services to Pharmacia, and Pharmacia primarily provides information technology support for Monsanto. In addition, the two companies pay various taxes, capital project costs and payroll charges that are associated with the business activities of the other. Monsanto and Pharmacia also rent research and office space from each other. Since Sept. 1, 2000, each party has charged the other entity rent based on a percentage of occupancy times the cost to operate the facilities. During the three months and six months ended June 30, 2002, Monsanto recognized expenses of $10 million and $18 million, respectively and recorded a reimbursement of $9 million and $22 million, respectively, for costs incurred on behalf of Pharmacia. During the three months and six months ended June 30, 2001, Monsanto recognized expenses of $16 million and $33 million, respectively, and recorded a reimbursement of $11 million and $23 million, respectively, for costs incurred on behalf of Pharmacia. As of June 30, 2002, and Dec. 31, 2001, the company had a net payable balance (excluding dividends payable) of $6 million and $43 million, respectively, with Pharmacia. Transition services, employee benefits, fees for treasury transactions, capital project costs, and information technology costs comprised the outstanding balances.

          Since the IPO closing date, Pharmacia manages the loans and deposits of Monsanto's ex-U.S. subsidiaries. Effective June 30, 2001, certain Monsanto subsidiaries entered into an agency agreement to have a Pharmacia subsidiary act as their agent for certain ex-U.S. loans, which were previously reflected as related-party loans receivable and payable, and are now reflected as Monsanto intercompany transactions.

          Pharmacia is the counterparty for some of Monsanto's foreign-currency exchange contracts. As of June 30, 2002, and Dec. 31, 2001, the fair value of the company's outstanding foreign-currency exchange contracts with Pharmacia was a gain of $2 million and a loss of $7 million, respectively. Fees were comparable to those that Monsanto would have incurred with a third party.

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          As of June 30, 2002, and Dec. 31, 2001, Monsanto was in a net borrowing position of $178 million and $224 million, respectively, with Pharmacia. Interest rates were comparable to those that Monsanto would have incurred with a third party. (See Note 13 - Subsequent Events - for further details.)

          Monsanto and Pharmacia have separated their noncontributory pension plans into Monsanto-only and Pharmacia-only sponsored plans. Effective Jan. 1, 2002, the sponsorship of a plan, in which Monsanto and Pharmacia employees participated, was transferred from Pharmacia to Monsanto. The assets attributable to Pharmacia employees and former Pharmacia employees were transferred to a new Pharmacia-sponsored plan. The approximate fair value of assets, projected benefit obligation, accumulated benefit obligation, net pension liabilities, and related deferred tax assets assumed by Monsanto as of Jan. 1, 2002, were approximately $1.0 billion, $1.3 billion, $1.2 billion, $120 million, and $45 million, respectively. The net offset of the assumed net pension liabilities and related deferred tax assets was reflected as a reduction of additional contributed capital in the Statement of Consolidated Shareowners' Equity, as of Jan. 1, 2002.

          On June 27, 2002, Monsanto declared a quarterly dividend of $0.12 per share and recorded a related dividend payable to Pharmacia of $26 million, which was recorded in accrued liabilities. The $26 million first quarter dividend was paid to Pharmacia during the second quarter of 2002.

Note 13 - Subsequent Events

          On Aug. 9, 2002, Monsanto entered into an agreement with its underwriters to issue $600 million of 7-3/8% Senior Notes due Aug. 15, 2012. The transaction is scheduled to close on Aug. 14, 2002, and proceeds will be used to reduce commercial paper borrowings. Monsanto has also announced that it anticipates seeking additional long-term debt capital in the near future.

          On Aug. 13, 2002, Monsanto repaid its outstanding short-term debt to Pharmacia and entered into a new short-term debt arrangement with Pharmacia for $150 million. This short-term debt is scheduled to mature on Nov. 15, 2002, or earlier to the extent that Monsanto receives proceeds from the issuance of additional debt or of equity.

          When Monsanto entered into the agreement with its underwriters on Aug. 9, 2002, the company closed its position in the treasury rate lock agreement that is described in Note 10 - Accounting for Derivitive Instruments and Hedging Activities. The closing of this agreement resulted in a loss of $26 million, due to decreases in interest rates. As the rate lock agreement was designated a cash-flow hedge, this loss will be recorded in other comprehensive income until the hedged interest costs are recognized in earnings. (See Note 10 - Accounting for Derivative Instruments and Hedging Activities - for further details.)

          Effective Aug. 13, 2002, Monsanto and Pharmacia entered into an agreement whereby Pharmacia will pay Monsanto approximately $40 million, and will transfer certain assets, as payment for certain of Monsanto's expenses relating to its separation from Pharmacia and to the spinoff of Monsanto by Pharmacia.

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                                   OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Monsanto Company and its subsidiaries is a leading global provider of agricultural products and integrated solutions for farmers. We make ROUNDUP herbicide and other crop protection products. We produce leading seed brands, including DEKALB and ASGROW, and we provide our seed partners with biotechnology traits for insect protection and herbicide tolerance. Our herbicides, seeds, and related genetic trait products can be combined to provide growers with integrated solutions that help them produce higher-yield crops, while controlling weeds, insects and diseases more efficiently and cost-effectively. We also provide lawn and garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

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

          In October 2000, Monsanto sold approximately 38 million shares of its common stock at $20 per share in an initial public offering (IPO). Subsequent to the IPO, Pharmacia owned 220 million shares of common stock, representing 84.2 percent ownership of Monsanto as of June 30, 2002. On Aug. 13, 2002, Pharmacia released its 220 million shares of our common stock to Pharmacia's distribution agent for the purpose of completing a spinoff of Monsanto, via a tax-free dividend to Pharmacia's shareowners. The distribution is based upon a ratio of approximately 0.17 Monsanto shares for each share of Pharmacia common stock for which a Pharmacia shareowner was the holder of record at the close of business on July 29, 2002.

          The primary operating performance measure for our two segments is earnings (loss) before cumulative effect of accounting change, interest and income taxes (EBIT). Our seed company acquisitions in 1998 and 1997 affected results by substantially increasing amortization expense associated with intangible assets recorded at the time of acquisition. EBIT in 2001 included amortization expense related to goodwill and other intangible assets, a majority of which related to these seed company acquisitions. However, since the adoption on Jan. 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we no longer amortize our goodwill. (See Note 2 - New Accounting Standards - of Notes to Consolidated Financial Statements - for further details.) Thus, EBIT in 2002 only reflects amortization related to other intangible assets. Accordingly, management believes that earnings
     (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of our business. EBITDA eliminates, among other things, the effects of depreciation of tangible assets and amortization of intangible assets, most of which resulted from the seed company acquisitions accounted for under the purchase method of accounting.

          The presentation of EBITDA is intended to supplement investors' understanding of our operating performance. EBITDA may not be comparable to other companies' EBITDA performance measures. EBITDA is not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with accounting principles generally accepted in the United States.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements, the accompanying notes and the Quantitative and Qualitative Disclosures About Market Risk following this section. This quarterly report on Form 10-Q should be read in conjunction with Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, and quarterly report on Form 10-Q for the period ended March 31, 2002. Financial information for the first six months of 2002 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season in the Northern Hemisphere.

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

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     See  Note  1  -  Background  and  Basis  of  Presentation  -  of  Notes  to
     Consolidated Financial Statements. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share. In the tables, all dollar amounts are in millions, except for per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to ROUNDUP herbicides mean ROUNDUP branded and other branded glyphosate-based herbicides excluding all lawn and garden herbicides; references to ROUNDUP and other glyphosate-based herbicides mean both branded and non-branded glyphosate-based herbicides, excluding all lawn and garden herbicide products.

Results of Operations - Second Quarter 2002 Compared with Second Quarter 2001

          Net income declined to $147 million, or $0.56 per share, for the second quarter of 2002, compared with net income of $389 million, or $1.47 per share, for the second quarter 2001. The following factors affected the quarter-to-quarter comparison:

          o Lower volumes and prices of ROUNDUP herbicides, particularly in the United States

          o Establishment of a $154 million pretax bad debt reserve related to Argentine receivables

          o Last year's change to a royalty system for our biotechnology traits, which shifted revenues from the second quarter of 2002 to the last half of 2001 and the first quarter of 2002

          o Actions in 2002 to reduce risk in Latin America, due to continued economic and market uncertainties

          o Higher-than-anticipated Latin America (primarily Brazil) corn seed returns in 2001

          o Absence of goodwill amortization in 2002, as a result of adopting a new accounting standard

          o Gain from sales of certain herbicide assets for use in certain ex-U.S. markets

          o    Slightly higher restructuring  charges in 2002 when compared with
               2001

                                                                             Three Months Ended
                                                                                  June 30,
                                                                           -----------------------
         Total Monsanto Company and Subsidiaries:                              2002        2001
         ----------------------------------------                              ----        ----

           Net sales                                                         $1,553      $2,011
                                                                             ======      ======

           Income before cumulative effect of
             accounting change                                               $  147      $  389
               Add:   Interest expense - net of interest income                  15          25
                      Income tax provision                                       68         232
                                                                             ------      ------
           EBIT(1)                                                              230         646
               Add:   Depreciation and amortization                             119         132
                                                                             ------      ------
           EBITDA(2)                                                         $  349      $  778
                                                                             ======      ======

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
(2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          Net sales declined 23 percent to $1.6 billion in the second quarter of 2002 from second quarter 2001 net sales of $2.0 billion. Sales from both the Agricultural Productivity and Seeds and Genomics segments declined due to a variety of factors. Wet spring weather conditions in key U.S. planting regions reduced sales of ROUNDUP herbicides, as did lower prices, partially reflecting the mix of products sold. Second quarter 2002 net sales were also negatively affected by our move from a technology fee system to a royalty system. Under this new business model, certain trait revenues that were previously recognized in the second quarter were recognized in the third and fourth quarters of the previous year and the first quarter of the current year.

          We have begun to implement certain actions and changes to our business model to address the continued economic uncertainty and unfavorable market conditions in Latin America. These actions have affected and will continue to affect sales and EBIT in 2002, and are intended to reduce working capital levels and reduce our credit risk and exposure in Argentina and Brazil. In Argentina, we continue to sell primarily in cash or grain, which we expect will delay farmers' purchasing decisions and move sales even closer to the use season. In the second quarter, these actions reduced ROUNDUP sales in Argentina. Corn seed sales in Argentina also declined, as

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     we recorded additional return accruals in response to the declining corn market that has been affected by economic conditions and last year's flooding. Higher-than-anticipated returns of relatively high-priced corn seed in Latin America (primarily in Brazil) negatively affected second quarter sales in 2001. For a more detailed discussion of these and other factors affecting segment sales, see "Agricultural Productivity Segment" and "Seeds and Genomics Segment."

          For the three-month period ended June 30, 2002, cost of goods sold declined 11 percent to $735 million from cost of goods sold of $822 million for the same period in 2001. The 11 percent cost of goods sold percentage decline is significantly less than the 23 percent sales percentage decline because of the relatively low cost of goods sold (and correspondingly relatively high gross profit) related to trait revenues. Therefore, the shift in trait revenues did not affect cost of goods sold to the same extent that it affected net sales. Gross profit declined 31 percent, to $818 million for the second quarter of 2002 from $1.2 billion for the second quarter of 2001. This gross profit decline reflects the sales declines discussed above. Gross profit as a percent of sales declined six percentage points, from 59 percent in the second quarter of 2001 to 53 percent during the same period this year. This decline was principally because of lower average ROUNDUP selling prices and the shift in relatively high-margin trait revenues to earlier quarters.

          Selling, general and administrative (SG&A) expenses decreased 25 percent to $237 million for the second quarter of 2002, compared with $315 million for the same period in 2001. SG&A expenses as a percent of sales declined one percentage point from 16 percent to 15 percent. The decline in SG&A reflects lower employee-related costs and continued cost management efforts. SG&A expenses in 2002 also reflect an approximate $25 million reduction of costs stemming from our agreement to sell certain Monsanto herbicide assets to Nissan Chemical Industries, Ltd. (Nissan). The transaction, which closed in the second quarter of 2002, included the transfer of certain Monsanto herbicide product registrations and trademarks to Nissan for use in the Japanese market. The agreement also included the transfer of related labels, and certain other assets for use in Japan, as well as a long-term supply agreement whereby Monsanto will be the supplier of these herbicides to Nissan for at least five years. This arrangement continues our strategy of forming alliances with partners to serve farmers in certain geographic areas, while allowing Monsanto to focus its efforts in these areas on its seed business and biotechnology initiatives. Excluding the effect of the Nissan transaction, SG&A as a percent of sales would have increased one percentage point compared to the prior year's second quarter, reflecting of lower sales in the second quarter of 2002.

          In the second quarter of 2002, we recorded $164 million of bad debt expense, $154 million of which relates to estimated uncollectible trade receivables in Argentina. This allowance was established because of the continued economic deterioration and market conditions in Argentina. For further discussion of the economic conditions in Argentina and their effect on our business, see "Outlook - Update."

          Research and development (R&D) expenses remained relatively unchanged from the second quarter of 2001. As a percent of sales, R&D expenses increased two percentage points, reflecting lower sales in the second quarter of 2002. The majority of planned savings in R&D from our prior restructuring plans have been substantially realized in our second quarter 2001 and 2002 results, and we have not yet begun to realize the full savings from our 2002 restructuring plan. For further details, see "Restructuring and Other Special Items."

          Operating results for the second quarter of 2002 include the positive effect of SFAS No. 142, the new accounting standard related to the amortization of goodwill. In the second quarter of 2001, we recorded $30 million of goodwill amortization expense. Since adoption of SFAS No. 142 on Jan. 1, 2002, we no longer amortize our goodwill.

          We recognized expenses totaling $66 million in the second quarter of 2002 relating to our 2002 restructuring plan, $57 million of which were recorded as restructuring charges - net. In the second quarter of 2001, we recorded $31 million in restructuring charges - net related to our 2000 restructuring plan to focus on key crops. For further details on both plans, see "Restructuring and Other Special Items."

          Interest expense, net of interest income, decreased nearly 40 percent to $15 million for the second quarter of 2002, compared with $25 million for the second quarter of 2001. The lower interest expense reflects the

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     benefit of lower average interest rates throughout the second quarter of 2002, when compared with the second quarter of 2001, as well as lower average borrowing levels in 2002.

          We recognized other income - net of $7 million in the second quarter 2002, compared with $28 million of net other expense in the same period last year. In 2002, we recorded approximately $20 million of other income related to sales of certain herbicide assets for use in ex-U.S. markets, including the Nissan transaction in Japan and a smaller transaction in the Australia and New Zealand markets. We also recognized $10 million of other income related to gains that were realized upon the sale of equity securities. These gains were slightly offset by currency losses reflecting the further devaluation of our net assets denominated in Argentine pesos. In 2001, we recognized other expense resulting from the impairment of an equity investment. Other expense in 2001 also includes $4 million related to the early extinguishment of Employee Stock Ownership (ESOP) debt that was previously classified as an extraordinary loss. See "New Accounting Standards" for further details.

          Income tax provision decreased to $68 million for the second quarter of 2002 compared with $232 million for the same period in 2001. This decrease was largely due to the decline in pretax income (before cumulative effect of accounting change) in the second quarter of 2002 compared with the second quarter of 2001. The effective tax rate decreased to 32 percent for the three months ended June 30, 2002, from 37 percent for the three months ended June 30, 2001. The absence of goodwill amortization has led to an improvement in the effective tax rate in 2002 because the majority of our historical goodwill amortization was not deductible for tax purposes.

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

                                                                           Three Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                          2002            2001
                                                                          ----            ----

          Net sales                                                       $1,339         $1,574
                                                                          ======         ======

           EBIT(1)                                                        $  426         $  632
              Add: depreciation and amortization                              62             50
                                                                          ------         ------
           EBITDA(2)                                                      $  488         $  682
                                                                          ======         ======

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
(2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          In the Agricultural Productivity segment, net sales decreased 15 percent to $1.3 billion for the second quarter of 2002, compared with $1.6 billion in the second quarter of 2001. The quarter-to-quarter decrease was due primarily to lower ROUNDUP sales in the U.S., Canada and Argentina. Net sales increases in our lawn and garden and animal agriculture businesses slightly offset these ROUNDUP sales declines.

          Worldwide net sales for our ROUNDUP and other glyphosate-based herbicides decreased 20 percent to $845 million for the second quarter of 2002 from $1.1 billion for the same period last year. Worldwide volumes decreased 15 percent and prices declined 6 percent.

          In the United States, net sales of ROUNDUP herbicides experienced a double-digit decline, with volumes and prices declining 7 percent and 13 percent, respectively. Wet weather during spring months delayed planting of corn and soybeans, which reduced over-the-top applications of ROUNDUP herbicides. This wet weather was followed by hot, dry weather in June and July, which will reduce the number of ROUNDUP applications and the application rate in the second half of the year. Average selling prices were affected by a move in the market place to lower-tier products of Monsanto and other glyphosate suppliers for pre-plant and burn-down

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     applications. To date, these price declines are consistent with our global post-patent pricing experience.

          Lower sales of ROUNDUP herbicides in Canada also contributed to the sales decline quarter-over-quarter, albeit to a much lesser extent than the U.S. decline. Unfavorable, dry weather conditions led to lower volumes in Canada. Economic conditions and the actions we are taking to reduce our risk affected ROUNDUP sales performance in Argentina, as we continue to operate with primarily cash-or-grain sales terms in that country. Even under tightened credit terms, ROUNDUP sales in Brazil increased on higher volumes. This sales improvement was in response to increased applications of ROUNDUP, which led to higher demand. Competitive pricing of generic products affected sales in Asia. Volumes of glyphosate that we manufacture and supply to third parties declined.

          Net sales of our other Agricultural Productivity products decreased 4 percent, to $495 million in 2002 compared with net sales of $516 million in 2001. Sales of our other herbicides declined, but sales in our lawn and garden and animal agriculture businesses increased. As expected, lawn and garden sales increased quarter-over-quarter. As previously announced by The Scotts Company (Scotts), retailers are focused on minimizing their inventory levels by more closely matching the timing of orders to anticipated sales to their customers. As a result, certain sales that historically would have occurred in the first quarter of 2002 took place in the second quarter of 2002. On a year-to-date comparison, lawn and garden sales increased slightly. Sales in our environmental technologies business declined, while higher sales in our animal agriculture business were led by an increase in volumes of POSILAC bovine somatotropin.

          EBIT for the Agricultural Productivity segment decreased 33 percent, to $426 million for the three-month period ended June 30, 2002, as compared with EBIT of $632 million for the same period last year. Lower sales of ROUNDUP (especially in the United States, Canada and Argentina) and the segment's portion of the Argentine bad debt reserve were the primary contributors to the EBIT decline. These effects were somewhat mitigated by lower SG&A spending (including lower employee-related costs) and a reduction to SG&A expenses related to the sale of certain Japanese assets to Nissan. Charges relating to our restructuring plans declined slightly quarter-over-quarter; last year we recorded $27 million of restructuring charges in the second quarter, while this year we recorded $16 million. Segment EBIT also included other income related to sales of certain herbicide assets for use in ex-U.S. markets. Gross profit as a percent of sales for the segment declined by 2 percentage points, reflective of lower average selling prices of ROUNDUP products.

Seeds and Genomics Segment

          The Seeds and Genomics segment consists of our global seeds and related trait business, and genetic technology platforms. We produce leading seed brands, including DEKALB and ASGROW, and we provide our seed partners with biotechnology traits for herbicide tolerance and insect protection.

                                                                           Three Months Ended
                                                                                June 30,
                                                                      ------------------------------

                                                                            2002              2001
                                                                            ----              ----
           Net sales                                                        $ 214            $437
                                                                            =====            ====

           EBIT(1)                                                          $(196)           $ 14
              Add: Depreciation and amortization                               57              82
                                                                            -----            ----
           EBITDA(2)                                                        $(139)           $ 96
                                                                            =====            ====

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
(2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          Net sales for the Seeds and Genomics segment decreased to $214 million for the second quarter of 2002 from net sales of $437 million in the same period in 2001. The lower sales in the second quarter of 2002 reflect a shift in the timing of revenues for our biotechnology traits from the second quarter of 2002 to earlier quarters. Starting with the 2002-selling season, we have eliminated the technology fee paid by growers who plant crops containing certain of our technologies and replaced it with a royalty paid by the seed companies licensed to market those products. This change resulted in trait revenues being recognized earlier. Certain trait revenues

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     that would have previously been recognized in the second quarter of 2002 were recognized in the third and fourth quarters of 2001 and the first quarter of 2002.

          Although this quarter's sales were negatively affected by the change to a royalty system, U.S. acreage for our biotechnology traits in 2002 is estimated to have increased 5 percent, to 89.5 million acres. The percentages of corn and soybean acres with a Monsanto trait are expected to increase, with strong demand for ROUNDUP READY and insect-protected technologies.

          In Argentina, we recorded additional return accruals in response to the contracting corn market that has been affected by economic conditions and last year's flooding. In Brazil, corn seed sales improved slightly from year-ago levels, but prior year sales were affected by approximately $80 million in higher-than-anticipated returns of high-priced corn seed. In 2002, the continued deterioration of the Brazilian corn market has negatively affected sales.

          In the United States, corn sales increased reflecting an increase in planted acreage of corn this year, and strong market performance by our DEKALB and ASGROW brands. The gain in corn sales was more than offset by a decline in U.S. soybean sales. Despite the market dynamics of lower acres and increased supply, our soybean brands maintained price and market share.

          The factors above led to a significant decline in Seeds and Genomics gross profit and gross profit as a percent of sales. The effect of the shift in trait revenue on gross profit is magnified because traits are relatively high-margin contributors. Thus, the shift in trait revenues out of the second quarter of 2002 has negatively affected gross profit. Our actions in Brazil to respond to the oversupply of seed in a contracting corn market also affected margins in the second quarter of this year.

          Continued cost management and lower employee costs contributed to lower SG&A expenses, while R&D spending for the segment increased slightly. A portion of the Argentine bad debt reserve was recorded in the Seeds and Genomics segment. Restructuring charges - net in the second quarter of 2002 more than doubled when compared with last year's second quarter. Last year, we recorded $20 million in charges related to our 2000 restructuring plan. This year, we recorded $50 million related to our 2002 restructuring plan. On a quarter-over-quarter comparison, other expense - net declined. In 2002, we recognized other income related to gains realized upon the sale of equity securities. In 2001, we recognized other expense because of an equity investment impairment.

          EBIT for the Seeds and Genomics segment declined to a loss of $196 million in the second quarter of 2002 versus earnings of $14 million in the second quarter 2001. Last year's second quarter EBIT included approximately $135 million related to traits that were not recognized in the second quarter of this year. Lower seed gross profit in Latin America was slightly offset by the benefit of no longer amortizing our goodwill.

Results of Operations - First Six Months of 2002 Compared with First Six Months of 2001

          We recognized a net loss of $1.6 billion, or $6.02 per share, for the first six months of 2002. For the first six months of 2001, we recognized net income of $444 million, or $1.68 per share. The following factors affected the year-to-date comparison:

          o $1.8 billion aftertax goodwill impairment upon adoption of SFAS No. 142, which was recorded as of Jan. 1, 2002, as a cumulative effect of a change in accounting principle (see "New Accounting Standards")

          o Lower volumes and prices of ROUNDUP herbicides, particularly in the United States

          o Establishment of a $154 million pretax bad debt reserve related to Argentine receivables

          o Actions in 2002 to reduce risk in Latin America, due to continued economic and market uncertainties

          o Last year's change to a royalty system for our biotechnology traits, which shifted revenues from the second quarter of 2002 to the last half of 2001 and the first quarter of 2002

          o Higher-than-anticipated Latin America (primarily Brazil) corn seed returns in 2001

          o Absence of goodwill amortization in 2002, as a result of adopting SFAS No. 142

          o Gain from sales of certain herbicide assets for use in certain ex-U.S. markets 22

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

                                                                            Six Months Ended
                                                                                June 30,
                                                                       -----------------------------
           Total Monsanto Company and Subsidiaries:                      2002          2001
           ----------------------------------------                      ----          ----
              Net sales                                                  $2,774        $3,317
                                                                         ======        ======

              Income before extraordinary item and cumulative
                effect of accounting change                              $  233        $  444
                  Add:   Interest expense - net of interest income           29            44
                         Income tax provision                               112           265
                                                                         ------        ------
              EBIT(1)                                                       374           753
                  Add:   Depreciation and amortization                      229           269
                                                                         ------        ------
              EBITDA(2)                                                  $  603        $1,022
                                                                         ======        ======

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
(2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          Net sales declined 16 percent to $2.8 billion in the first half of 2002 from first half 2001 net sales of $3.3 billion. Sales from the Agricultural Productivity and, to a lesser extent, the Seeds and Genomics segments declined due to a variety of factors. In the Agricultural Productivity segment, sales declined due to lower volumes and lower average selling prices of our ROUNDUP and other glyphosate-based herbicides. The lower volumes were due in part to wet spring weather conditions in key U.S. planting regions. In the Seeds and Genomics segment, first half 2002 net sales were lower than first half 2001 net sales because of our move last year from a technology fee system to a royalty system. Under this new model, certain trait revenues that would have previously been recognized in the second quarter were recognized in the third and fourth quarters of the previous year and the first quarter of the current year.

          We have begun to implement certain actions and changes to our business model to address the continued economic uncertainty and unfavorable market conditions in Latin America. These actions have affected and will continue to affect sales and EBIT in 2002, and are intended to reduce working capital levels and reduce our credit risk and exposure in Argentina and Brazil. In Argentina, we continue to sell primarily for cash or grain, which we expect will delay farmers' purchasing decisions and move sales even closer to the use season. The economic conditions, coupled with our actions in the second quarter, reduced ROUNDUP sales in Argentina. Corn seed sales in Argentina also declined, as we recorded additional return accruals in response to the declining corn market that has been affected by economic conditions and last year's flooding. Higher-than-anticipated returns of relatively high-priced corn seed in Latin America (primarily Brazil) negatively affected first-half sales in 2001. For a more detailed discussion of these and other factors affecting first-half segment sales, see "Agricultural Productivity Segment" and "Seeds and Genomics Segment."

          Cost of goods sold declined 11 percent to $1.4 billion for the first six months of 2001 from $1.5 billion for the same period in 2001, reflecting lower sales in the segment. Gross profit decreased 21 percent to $1.4 billion for the six months ended June 30, 2002, compared with gross profit of $1.8 billion for the six months ended June 30, 2001. This decline was attributable to lower ROUNDUP sales, and to a lesser extent, lower Seeds and Genomics gross profit. As a percent of sales, gross profit declined three percentage points, from 54 percent in the first half of 2001 to 51 percent during the same period this year. This decline was principally because of lower average ROUNDUP selling prices and the shift in relatively high-margin trait revenues to earlier quarters.

          SG&A expenses for the first half of 2002 decreased 14 percent when compared with the same period in 2001, and remained relatively unchanged as a percentage of sales. We have achieved these lower spending levels through our continued emphasis on cost management. SG&A expenses also reflect lower employee-related costs, as well as an approximate $25 million reduction of costs stemming from our agreement to sell certain Monsanto herbicide assets to Nissan. Excluding the effect of the Nissan transaction, SG&A as a percent of sales would have increased one percentage point, reflective of lower sales in the first half of 2002, when compared with the first half of 2001.

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

          In the first half of 2002, we recorded $167 million of bad debt expense, $154 million of which relates to estimated uncollectible trade receivables in Argentina. This allowance was established because of the continued economic deterioration and market conditions in Argentina. For further discussion of the economic conditions in Argentina and their effect on our business, see "Outlook - Update." Bad debt expense for the first half of 2001 was minimal.

          R&D expenses for the first six months of 2002 decreased 5 percent when compared with the same period last year. As a percent of sales, R&D spending increased approximately 1 percentage point, reflective of lower sales in 2002. The majority of planned savings in R&D from our prior restructuring plans have been substantially realized in our 2001 and 2002 results, and we have not yet begun to realize the full savings from our 2002-restructuring plan.

          Operating results in 2002 include the positive effect of SFAS No. 142, the new accounting standard related to the amortization of goodwill. In the first half of 2001, we recorded $61 million of goodwill amortization expense. Since adoption of SFAS No. 142 on Jan. 1, 2002, we no longer amortize our goodwill.

          Results for the first half of 2002 include charges relating to our 2002 restructuring plan, while 2001 results include charges relating to our 2000 restructuring plan to focus on key crops. Of the $66 million of expenses recognized to-date relating to our 2002 plan, $57 million were recognized as restructuring charges - net. Of the $69 million of expenses realized in the first half of 2001 relating to our 2000 restructuring plan, $52 million were recognized as restructuring charges - net. For further details on both plans, see "Restructuring and Other Special Items."

          Interest expense, net of interest income, decreased 34 percent. This decline can be attributed to lower interest rates and lower average borrowing levels throughout 2002.

          Other expense - net increased $4 million from $32 million for the first half of 2001 to $36 million for the first half of 2002. Other expense
     - net for both periods was affected by a number of items. In 2002, we recorded:

               o Currency losses reflecting the further devaluation of our net assets denominated in Argentine pesos

               o Approximately $20 million of other income related to sales of certain herbicide assets for use in ex-U.S. markets, including the Nissan transaction in Japan and a smaller transaction in the Australia and New Zealand markets

               o Other income of $10 million related to gains that were realized upon the sale of equity securities

               o Other expense related to a broad-reaching business agreement between Monsanto and certain subsidiaries, E.I. du Pont de Nemours (DuPont) and DuPont's Pioneer Hi-Bred International Inc. subsidiary, resolving a number of important business and patent disputes between them, and also agreeing to new business arrangements, including the granting of licenses

          In 2001, we recognized:

               o Other income from a deferred payout provision related to a past business divestiture

               o The impairment of an equity investment

               o A loss related to the early  extinguishment  of Employee  Stock
               Ownership (ESOP) debt that was previously classified as an extraordinary loss (see "New Accounting Standards" for further details)

          Income tax provision for the first six months of 2002 decreased approximately 58 percent, reflective of the lower pretax income during the period. The effective tax rate decreased to 32 percent for the first half of 2002, from 37 percent for the first half of 2001. The absence of goodwill amortization has led to an improvement in the effective tax rate in 2002 because the majority of our historical goodwill amortization was not deductible for tax purposes.

Agricultural Productivity Segment

          Our Agricultural Productivity segment consists of our crop protection products (ROUNDUP and other glyphosate-based herbicides and selective chemistries) and our animal agriculture, lawn and garden herbicide

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     products, and environmental technologies businesses. We are a leading worldwide developer, producer and marketer of crop protection products, including ROUNDUP herbicides.

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                          2002            2001
                                                                          ----            ----
           Net sales                                                       $1,975         $2,382
                                                                           ======         ======

           EBIT(1)                                                         $  454         $  771
              Add: Depreciation and amortization                              117            108
                                                                           ------         ------
           EBITDA (2)                                                      $  571         $  879
                                                                           ======         ======

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
(2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          Net sales for the Agricultural Productivity segment declined 17 percent from $2.4 billion for the first six months of 2001 to $2.0 billion for the first six months of 2002. Lower sales of ROUNDUP and other glyphosate-based herbicides and to a much lesser extent, our selective herbicides drove the decline in sales. These net sales declines were slightly offset by higher sales of our lawn and garden herbicide products and a net sales increase in our animal agricultural business.

          Worldwide net sales of our ROUNDUP and other glyphosate-based herbicides were $1.2 billion during the first six months of 2002 as compared with $1.5 billion during the first six months of 2001. Lower volumes and prices led to the decline, with worldwide volumes down 13 percent and worldwide prices down 9 percent. The United States and Argentina experienced the largest net sales declines. Volumes of glyphosate that we manufacture and supply to third parties also declined.

          In the United States, volumes and average selling prices of ROUNDUP herbicides each experienced 13 percent declines, leading to a significant overall decrease in net sales. Wet weather during spring months delayed planting of corn and soybeans, which reduced over-the-top applications of ROUNDUP herbicides. This wet weather was followed by hot, dry weather in June and July, which will reduce the number of ROUNDUP applications and the application rate in the second half of the year. Prices were affected by the mix of products sold. In the first half of 2002 (our second year post-patent), the mix of products sold included more lower-priced glyphosate products when compared with the first half of 2001. To date, these price declines are consistent with our global post-patent pricing experience.

          Economic conditions and the actions we are taking to reduce our risk affected ROUNDUP herbicides' sales performance in Argentina. Even under tightened credit terms, ROUNDUP sales in Brazil increased on higher volumes. This sales improvement was in response to increased applications of ROUNDUP herbicides, which led to higher demand. Competitive pricing of generic products decreased sales in Asia.

          Our other Agricultural Productivity products experienced an overall decline in net sales, from $862 million for the first half of 2001 to $770 million for the first half of 2002. Sales of our acetanilide products, in particular our U.S. acetanilide products, decreased because of higher product sales earlier in the 2002 selling season (which began in the third quarter of 2001) when compared with the 2001 selling season. In addition, despite a strong corn market in the U.S., fewer pre-treatment acetanilide applications (shifting to competitive post treatments) occurred because of the wet spring weather across a significant portion of the U.S. corn belt. Full-year 2002 sales of acetanilide products are expected to be lower than 2001 levels. Sales in our environmental technologies business also declined, but sales in our lawn and garden and animal agriculture businesses increased.

          Agricultural Productivity segment EBIT declined from $771 million for the first half of 2001 to $454 million for the first half of 2002. Overall gross profit for the segment declined 21 percent, while gross profit as a percent of sales declined 2 percentage points. Lower ROUNDUP volumes and prices were the primary reasons for the decline. Segment EBIT was also negatively affected by the bad debt expense relating to estimated uncollectible accounts receivable in Argentina. Lower operating expenses slightly mitigated these margin shortfalls. The sales of certain herbicide assets contributed to EBIT, through reduced SG&A expenses and other income.

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     SG&A expenses also declined because of lower employee-related costs and continued cost management. We also recorded lower restructuring charges in the first half of this year versus the first half of last year. In addition, our R&D spending was lower in the first half of 2002.

Seeds and Genomics Segment

          The Seeds and Genomics segment consists of our global seeds and related trait business, and genetic technology platforms. We produce leading seed brands, including DEKALB and ASGROW, and we provide our seed partners with biotechnology traits for herbicide tolerance and insect protection.

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                             2002            2001
                                                                             ----            ----
           Net sales                                                         $799           $935
                                                                             ====           ====

           EBIT(1)                                                           $(80)          $(18)
              Add: Depreciation and amortization                              112            161
                                                                             ----           ----
           EBITDA (2)                                                        $ 32           $143
                                                                             ====           ====

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
(2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          First-half 2002 net sales for the Seeds and Genomics segment totaled $799 million, down 15 percent to $935 million for the first-half of 2001. Our first half sales were negatively affected by our new approach to the market. In 2001, we eliminated the technology fee paid by growers who plant crops containing our technologies and replaced it with a royalty fee paid by the seed companies licensed to market those products. This has resulted in trait revenues being recognized earlier - certain trait revenues that would have previously been recognized in the first half of 2002 were recognized in the last half of 2001. Since a portion of these trait revenues was recognized in the first quarter of 2002, the effect of the shift on the first half of 2002 was less significant than the effect on the second quarter of 2002. Sales of our corn traits increased, led by strong performance of our insect-protected corn trait. An increasingly higher percentage of our seed sales contain a biotechnology trait, demonstrating growing demand for our biotechnology products.

          In Argentina, we recorded additional return accruals in response to the contracting corn market that has been affected by economic conditions and last year's flooding. In Brazil, corn seed sales improved slightly from year-ago levels, but approximately $100 million in higher-than-anticipated returns of high-priced corn seed affected prior year sales. In 2002, the continued deterioration of the Brazilian corn market has negatively affected sales.

          In the United States, corn sales increased reflecting an increase in planted acreage of corn this year, and strong market performance by our DEKALB and ASGROW brands. The gain in corn sales was more than offset by a decline in U.S. soybean sales. Despite the market dynamics of lower acres and increased supply, our brands maintained price and market share.

          Seeds and Genomics EBIT for the first half of 2002 declined to a loss of $80 million from a loss of $18 million for the comparable period last year. Gross profit for the segment declined 21 percent, and gross profit as a percentage of sales also declined. The shift in trait revenues negatively affected the segment gross profit comparison, as did our actions taken in Latin America. Charges relating to our restructuring plans affected EBIT in both periods. Charges related to our 2002 restructuring plan (recorded in 2002) were higher than the charges related to our 2000 plan recorded in 2001. While Seeds and Genomics EBIT was negatively affected by a portion of the bad debt expense related to estimated uncollectible accounts receivable in Argentina, lower operating expenses had a positive effect on EBIT. SG&A spending was lower due to lower employee-related costs and a continued focus on cost management. EBIT also benefited from the fact that we no longer amortize our goodwill in 2002. Several items affected other expense
     - net during the six-month periods in both years. In 2002, we recognized other expense related to the broad-reaching business agreement with Pioneer and DuPont, and other income related to gains that were realized upon the sale of equity securities. In 2001, we recognized other income from a

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     deferred payout provision related to a past business divestiture and the impairment of an equity investment.

Our Agreement with The Scotts Company

          In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our lawn and garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn and garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the $20 million fixed fee per year owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing interest on the amounts owed by Scotts and including such amounts in interest income. The total amount owed by Scotts, including accrued interest, was $50 million as of June 30, 2002, and $48 million as of Dec. 31, 2001. Scotts is required to begin paying these deferred amounts at $5 million per year in monthly installments beginning Oct. 1, 2002.

Events Affecting Comparability

          The amounts related to the 2002 and 2000 restructuring plans were recorded in the Statement of Consolidated Income (Loss) in the following categories:

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                          ------------------------------    ----------------------------
                                                              2002             2001              2002            2001
                                                              ----             ----              ----            ----
         Cost of Goods Sold                                  $  (9)            $(10)             $ (9)          $(11)
            Restructuring charges - net                        (57)             (31)              (57)           (52)
         Other expense - net                                    --               (6)               --             (6)
                                                               ---             ----                --            ---
         Income (Loss) Before Income Taxes                     (66)             (47)              (66)           (69)
            Income tax benefit                                  23               17                23             26
                                                              ----             ----              ----            ---
         Net Income (Loss)                                    $(43)            $(30)             $(43)          $(43)
                                                              ====             ====              ====           ====

              2002 Restructuring Plan:

          In April 2002, Monsanto's management approved a restructuring plan to further rationalize (i.e., consolidate or shut down) facilities and reduce the work force. In connection with this plan, Monsanto recorded $66 million pretax ($43 million aftertax) of net charges in the second quarter of 2002. The pretax components of the restructuring for the three months and six months ended June 30, 2002 were as follows:

                                                                Three Months and
                                                                Six Months Ended
                                                                  June 30, 2002
                                                                ----------------
        Work Force Reductions                                             $23
        Facility Closures / Exit Costs                                     16
        Asset Impairments:
             Property, plant and equipment - net                           27
                                                                         ----
        Total Pretax Charge                                               $66
                                                                          ===

          These restructuring costs primarily relate to the closure of certain research sites and certain manufacturing sites, as well as work force reductions. The work force reductions include involuntary employee separation costs for approximately 450 employees worldwide, including positions in marketing, research and development, manufacturing and administration. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations ($8 million), equipment dismantling and disposal ($4 million) and other shutdown costs ($4 million) resulting from the exit of certain research sites and certain manufacturing sites. The asset impairments related to property, plant and equipment. Cash payments to complete the actions related to this plan will be funded from operations and are not expected to significantly affect our liquidity. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

          During the second quarter of 2002, approximately 195 former employees received cash severance payments totaling $8 million. The work force reduction payments for the remaining 255 employees associated with these actions will be made by June 30, 2003.

              2000 Restructuring Plan:

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

                                                           Three Months Ended        Six Months Ended
                                                              June 30, 2001           June 30, 2001
                                                              -------------           -------------
        Work Force Reductions                                        $  5                      $20
        Facility Closures / Exit Costs                                 14                       18
        Asset Impairments:
             Inventories                                               10                       11
             Other current assets                                       4                        4
             Property, plant and equipment - net                        8                        8
             Other intangible assets - net                           ----                        2
        Other Special Items                                             6                        6
                                                                     ----                      ---
        Total Pretax Charge                                          $ 47                      $69
                                                                     ====                      ===

          The work force reduction costs for the three months and six months ended June 30, 2001, included involuntary employee separation costs for approximately 110 and 230 employees worldwide, respectively, including positions in administration, manufacturing and research and development related to noncore programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations, equipment dismantling and disposal and other shutdown costs resulting from the exit of certain research programs and noncore activities. The asset impairments related to property, plant and equipment, other current assets and other intangible assets. In addition, $10 million and $11 million related to the write-off of inventories was recorded within cost of goods sold for the three months and six months ended June 30, 2001, respectively. These employee reductions, asset dispositions and other exit activities will be substantially completed by Dec. 31, 2002. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly affect the company's liquidity. We anticipate that these actions will yield annual cash savings of more than $100 million. The second quarter of 2001 also included a $6 million charge, recorded within other expense - net, for the impairment of an equity security due to adverse business developments of the investee.

          During the first two quarters of 2002, $3 million was paid to former employees whose involuntary termination benefits were recorded in 2001, but elected to defer payment until 2002. For the first two quarters of 2002, approximately 390 former employees received cash severance payments totaling $20 million. The work force reduction payments for the remaining 130 employees associated with this plan will be completed by the end of 2002. Exit costs of $13 million associated with contract terminations, equipment dismantling and disposal were also paid during the first half of 2002.

          See  Note 8 -  Restructuring  and  Other  Special  Items - of Notes to
     Consolidated   Financial  Statements  for  further  details  regarding  our restructuring plans.

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

Changes in Financial Condition as of June 30, 2002

              Working Capital and Financial Condition

                                           June 30, 2002        Dec. 31, 2001
                                           -------------        -------------
              Working capital                 $2,772               $2,420
              Current ratio                   2.12:1               2.02:1

          Our working capital at June 30, 2002, increased $352 million from Dec. 31, 2001, working capital to $2.8 billion. Consistent with the seasonality of our business, current assets and current liabilities increased from Dec. 31, 2001, levels. Higher receivables and short-term borrowings were offset somewhat by lower accrued liabilities and accounts payable. Accrued liabilities declined from Dec. 31, 2001, because of payments of customer marketing allowances and payments to growers for corn and soybean inventories.

          Trade receivables increased due to the seasonality of our business. However, this seasonal increase was partially offset by the establishment of a $154 million allowance for doubtful accounts in Argentina. Lower sales and fluctuations in currency related to the Brazilian real also decreased the net trade receivable balances in Latin America. Net accounts receivable in Brazil and Argentina totaled approximately $580 million as of June 30, 2002, down from approximately $1 billion at year-end. Worldwide year-to-date collections improved slightly from first-half 2001 collections. Collections in Brazil were relatively unchanged, while collections in Argentina declined approximately 20 percent, primarily because of the effect of the 20 percent tax levied on exports. However, we were more successful in collecting receivables that were secured with grain, net of export taxes.

          Collections in the United States improved, in part because of a new financing option we now have in place for certain of our customers. Under this agreement, we collected $63 million in the second quarter. This new $500 million revolving credit and liquidity facility allows certain major U.S. customers to borrow to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of a third-party specialty finance company using Monsanto's credit guidelines approved by the lender, a special purpose entity. The loans are sold to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE). Monsanto has no ownership interest in the lender, the QSPE or the loans. The company services the loans and provides a first loss guarantee of up to $100 million. We have not issued, and are not obliged to issue, any debt or equity securities in connection with this arrangement.

          As of June 30, 2002, customer loans held by the QSPE totaled $63 million and the QSPE's liability to the conduits was $63 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms, which are generally six months or less, and we would revert to past practice of providing customers with direct credit purchase terms. Cash received from these loans sales totaled $63 million during the second quarter of 2002, and servicing fee revenues were not significant. As of June 30, 2002, Monsanto's recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

          Cash Flow
                                                       Six Months Ended June 30,
                                                         2002            2001
                                                         ----            ----
            Cash required by operations                  $ (347)         $ (384)
            Cash required by investing activities           (84)           (247)
            Cash provided by financing activities           401             736

          Free cash flow (representing cash flows from operations and investing activities) for the first half of 2002 improved $200 million from the same period last year, from negative free cash flows of $631 million last year to negative free cash flows of $431 million this year. Our free cash flow for the first half of the year is historically negative, as we use cash to fund the seasonal fluctuations in our business. Worldwide collections improved slightly, in part because of our new customer financing arrangement discussed above. Capital expenditures in the first half of 2002

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     declined over $100 million from the first half of 2001, as we continue to manage our capital expenditures. We also received proceeds of approximately $90 million associated with the sale of certain herbicide assets to Nissan for use in the Japanese market and a long-term supply agreement with Nissan. Approximately half of the proceeds related to the sale of these herbicide assets and were included in cash provided by investing activities; the proceeds from the long-term supply agreement were included in cash flows from operations. In the second quarter of 2002, $22 million aftertax was recognized as other income and a reduction of SG&A expenses, and the proceeds from the long-term supply agreement were recorded as unearned revenue to be recognized over the next five years. These cash flow improvements were offset slightly by a $65 million payment to Aventis CropScience S.A. as part of a legal judgment.

        Capital Resources and Liquidity

                                              June 30, 2002        Dec. 31, 2001
                                              -------------        -------------
           Debt-to-total capitalization         27%                       19%

          Total debt as of June 30, 2002, and consequently debt-to-total capitalization, increased when compared with Dec. 31, 2001 debt and debt-to-total capitalization levels. This increase is consistent with the seasonality of our business. The debt-to-capitalization ratio was also affected by the $2 billion pretax ($1.8 billion aftertax) goodwill impairment charge. At June 30, 2002, our borrowings included a related party loan payable of $194 million, a $60 million decrease from year-end, reflecting short-term loans from Pharmacia.

          Under our present debt structure, we use short-term commercial paper and loans from Pharmacia to fund our operating cash requirements. Pharmacia has announced it will spin off its remaining ownership interest in Monsanto on August 13, 2002, and after such spinoff, we do not expect to have access to new borrowings from Pharmacia. This could affect our liquidity, as our capital structure will likely be affected by a shift from short-term to longer-term borrowings and a resulting increase in interest costs.

          As of June 30, 2002, we had unused committed external borrowing facilities amounting to $1.5 billion. These facilities exist largely to support our commercial paper borrowings. In July, we finalized an $800-million 364-day facility that replaces a $1 billion facility that was scheduled to expire in August of this year. We reduced the amount of the credit facility from $1 billion to $800 million because we expect to have reduced reliance on commercial paper compared with the prior year. The remaining $500-million facility expires in 2005.

          On Aug. 9, 2002, we entered into an agreement with our underwriters to issue $600 million of 7-3/8% Senior Notes due Aug. 15, 2012, pursuant to a shelf registration filed in May 2002. The transaction is scheduled to close on Aug. 14, 2002, and proceeds will be used to reduce commercial paper borrowings. We have also announced that we anticipate seeking additional long-term debt capital in the near future. To the extent that we are unable to access long-term debt financing, we will continue to be exposed to refinancing risks including changes in prevailing interest rates.

          On Aug. 13, 2002, Monsanto repaid its outstanding short-term debt to Pharmacia and entered into a new short-term debt arrangement with Pharmacia for $150 million. This short-term debt is scheduled to mature on Nov. 15, 2002, or earlier to the extent that Monsanto receives proceeds from the issuance of additional debt or of equity.

          When we entered into the agreement with our underwriters on Aug. 9, 2002, we closed our position in a treasury rate lock agreement, resulting in a loss of $26 million, due to decreases in interest rates. As the rate lock agreement was designated a cash-flow hedge, this loss will be recorded in other comprehensive income until the hedged interest costs are recognized in earnings. (See Note 10 - Accounting for Derivative Instruments and Hedging Activities - of Notes to Consolidated Financial Statements for further details.)

          Effective Aug. 13, 2002, we entered into an agreement with Pharmacia whereby Pharmacia will pay us approximately $40 million, and will transfer certain assets, as payment for certain of our expenses relating to our separation from Pharmacia and to the spinoff of Monsanto by Pharmacia.

Critical Accounting Policies

          Monsanto regularly reviews its selection and application of significant accounting policies and related financial disclosures. The
     discussion  of  past   performance   in  MD&A  is  based  upon   Monsanto's

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 - Significant
     Accounting Policies - of Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended Dec. 31, 2001. The application of these accounting policies requires that management make estimates and judgments. On an ongoing basis, Monsanto evaluates its estimates, which are based on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. Actual results may differ from these estimates due to actual market and other conditions, and assumptions being significantly different than was anticipated at the time of the preparation of these estimates. Such differences may affect financial results. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies"- contained in our annual report on Form 10-K for the year ended Dec. 31, 2001.

New Accounting Standards

          SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method. It also provides broader criteria for identifying which types of acquired intangible assets must be recognized separately from goodwill and which must be included in goodwill. We adopted the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also required Monsanto to reassess the useful lives, residual values, and classification of all identifiable and recognized intangible assets. Any necessary prospective amortization period adjustments were made Jan. 1, 2002.

          On Jan. 1, 2002, Monsanto adopted SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only method. Under SFAS No. 142, all goodwill amortization ceased effective Jan. 1, 2002. Monsanto's goodwill was tested for impairment in conjunction with a transitional goodwill impairment test in 2002 and will be tested at least annually thereafter. The transitional goodwill impairment test resulted in a $2 billion impairment charge relating to our corn and wheat reporting units, relating to goodwill that resulted primarily from our 1998 and, to a lesser extent, 1997 seed company acquisitions. The resulting impairment charge was recorded as a cumulative effect of accounting change, effective Jan. 1, 2002.

          SFAS No. 142 did not require that prior periods be restated to reflect the nonamortization provision of the standard. Had Monsanto adopted the new accounting standard as of Jan. 1, 2001, Monsanto earnings per share for the second quarter, first half, and full year would have increased by $0.17 per share, $0.26 per share, and $0.40 per share, respectively. For further details see Note 5 - Goodwill and Other Intangible Assets - of Notes to Consolidated Financial Statements. Because of the seasonality of the agricultural business, quarterly financial information should not be annualized.

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

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144, which was effective for Monsanto on Jan. 1, 2002, establishes an accounting model for long-lived assets to be disposed of by sale. It applies to all long-lived assets, including discontinued operations. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial position or results of operations.

          In April 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 resulted in a reclassification of the extraordinary loss related to the extinguishment of Employee Stock Ownership (ESOP) debt recorded in the second quarter of 2001 ($2 million, net of taxes), to increase other expense - net ($4 million) and to decrease the income tax provision ($2 million). The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on Monsanto's consolidated financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement will become effective for exit or disposal activities initiated after Dec. 31, 2002. We have not yet determined the effect adoption of this standard will have on our consolidated financial position or its results of operations.

Outlook - Update

          Focused Strategy

          We believe that our focused approach to the business and the value we bring to our customers will allow us to maintain an industry leadership position. We continue to face a difficult agricultural and economic environment, especially in Latin America. While growth from our traditional products will be challenged in these conditions, we believe that our portfolio of integrated products and services continues to offer farmers cost-effective and value-added solutions. Our current business, building on a restructured Latin American business, and continued cost management are important in the near-term, while gaining biotechnology acceptance and continued development of our research pipeline are important to our future growth. Near-term cost savings initiatives will also be necessary to mitigate the decline in U.S. sales of ROUNDUP herbicides. We will also continue to pursue strategic alliances involving the sale of herbicide assets in certain ex-U.S. geographic areas, where appropriate.

          We remain committed to managing our operating costs and improving our cash position through working capital and capital expenditure management. As part of our emphasis on working capital, we have focused on receivables collections and also have instituted more restrictive credit policies (particularly in Latin America) to improve the overall quality of our receivables going forward. We will continue to seek new external financing alternatives for our customers to supplement our new customer financing program discussed in "Changes in Financial Condition." Our primary working capital challenges in 2002 will be receivables management in Latin America, particularly in Argentina and Brazil.

          Latin America

          We recently announced changes in how we approach our Latin American business, due to continued economic and market uncertainties. These actions are intended to improve the longer-term viability of our business there and to reduce overall risk. We will continue to operate primarily with cash or grain sales terms in Argentina. We also are reducing our working capital in Brazil and Argentina and, because of market conditions in Argentina, in certain cases we will exercise our right to use collateralized products to settle receivables there as appropriate. While we expect these steps will reduce sales and earnings for the year, we believe that they are appropriate for our business because they are designed to substantially reduce our credit risk exposure and working capital in Brazil and Argentina.

          We have been affected by significant changes in Argentine monetary legislation and a decline in the value of the Argentine peso. The economic situation in Argentina continues to evolve. It is unclear what effect existing and new regulations and conditions might have on our business in Argentina. While we have prepared our 2001 and 2002 financial statements

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     relating to our Argentine operations on a U.S. dollar functional basis, the functional currency designation in Argentina may change based on future government economic reforms. The peso-to-U.S. dollar exchange rate was 3.625-to-1.00 as of Aug. 9, 2002.

          In the second quarter of 2002, we established an allowance of $154 million pretax for estimated uncollectible accounts receivable in Argentina. While we cannot determine how government actions in Argentina will affect the outcome, we will aggressively pursue collection of the net outstanding receivables (which were approximately $270 million as of June 30, 2002) at full U.S. dollar value. However, the unfavorable market and economic conditions could have further negative impact on our collections, sales and earnings. In March 2002, the government issued a decree establishing a 20 percent export tax on agricultural exports and also ruled that the U.S. dollar-denominated contracts in agriculture markets entered into prior to Jan. 6, 2002, must be honored at the same exchange parity, as the one obtained for exports of the agricultural products that contain the agricultural inputs. This decree was amended with the July 2, 2002, issuance of Resolution Number 143, which states that the future settlement of such contracts on farm inputs for corn and soybeans will be subject to a 25 percent reduction, including the 20 percent export tax discussed above, of the U.S. dollar price. Management's estimate of the potential impact of these decrees on the company's receivables has been included in the allowance for uncollectible receivables. The Argentine agricultural markets continue to be primarily export-oriented, and their export sales are generally denominated in U.S. dollars. The exchange rate between the U.S. dollar and peso will fluctuate as we continue our collection efforts.

          Year-to-date  collections  in  Argentina  are  down  approximately  20 percent, due primarily to the impact of the export taxes levied on agricultural exports. We have been able to collect essentially all of our receivables that were secured with grain, net of export taxes. We also plan to continue to operate with primarily cash-or- grain sales terms in that country. Management believes that the actions it has taken thus far have reduced the risk related to our receivables.

          In addition, our ability to repatriate funds from Argentina may be restricted and we also have additional exposures. For example, our sales, margins, and foreign-currency transactional gains/losses, may be adversely affected based on fluctuations in foreign-currency exchange rates and the level of inflation experienced.

          The Brazilian real has fluctuated considerably during recent months. While the majority of net current assets are protected against future fluctuation, further devaluation and other economic concerns could have an adverse effect on our sales.

          Due to the changing economic conditions, we are changing the method by which we account for our Latin American grain sales program to no longer record revenues and cost of goods sold of essentially the same amount on the conversion of grain to cash. Under the nature of the current program, we no longer take ownership of the grain, thereby eliminating the associated inventory risk. Full-year results for 2001 included net sales of approximately $65 million related to this program, with minimal contribution to gross margin and EBIT.

          ROUNDUP Herbicide

          ROUNDUP herbicide is key to our integrated strategy. Primary opportunities for ROUNDUP volume growth in the future will be ROUNDUP use in conjunction with conservation tillage systems and growth in ROUNDUP READY crops. Conservation tillage helps farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weeds. We believe that there is significant value yet to be gained through conservation tillage and applications of ROUNDUP over the top of ROUNDUP READY crops. We intend to maintain our leadership position by providing new and unique formulations (such as ROUNDUP WEATHERMAX herbicide) and services to growers, and by offering integrated seed, biotech and chemistry solutions. We expect to continue to benefit from our logistics and manufacturing capabilities, our increased capacity and our decreased production costs. We also sell glyphosate to other herbicide producers.

          We plan to build on our advantages as we face increased competition for our ROUNDUP business. Without patent protection worldwide, ROUNDUP herbicide continues to face competition from generic producers and marketers, whose pricing policies in most instances cause downward pressure on our prices. Since the expiration of our glyphosate patent in 2000, we also face these pressures in the United States, where our market share has declined over the past two years. ROUNDUP prices are expected to decline in

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     the United States. To date, this decline has been consistent with our global pricing experience. The current plan for the ROUNDUP herbicide business in the United States assumes that price and volume declines for ROUNDUP herbicides in the future will be consistent with our previous experience in other parts of the world. However, if price or volume declines deviate significantly from our previous experience, we will need to consider additional changes to our business model.

          We expect to continue to selectively reduce average prices through new formulations, discounts, rebates or other promotional strategies to encourage new uses and to increase our sales volumes. This strategy likely will result in a reduction in our gross margin, consistent with the reduction in recent years, as we have implemented a price-elasticity strategy in certain segments. For example, in 2001 we introduced RT MASTER herbicide, which is formulated and priced for conservation tillage use in the highly elastic wheat market.

          In certain regions, particularly the United States and Latin America, distribution channel inventories for ROUNDUP herbicide have increased. Distribution channel inventories have increased significantly in the United States within the past three years. In the United States, our goal is that, in the future, sales of ROUNDUP herbicides will approximate usage on a seasonal basis. However, many factors that are not within our control may affect usage of ROUNDUP herbicides. Higher product levels at our distributors could materially adversely affect our future results of operations, particularly in the event of an unanticipated rate of reduction in prices of competitive glyphosate products, or of sales volumes of ROUNDUP. In addition, if distributors elect to reduce their inventory levels from current levels, sales volumes of ROUNDUP herbicides would be materially adversely affected. We recently announced a plan to reduce channel inventories in Latin America as a part of our plan to reduce our risk in that region. This plan has affected, and will continue to affect sales and EBIT in 2002.

          Seed Biotechnology

          We are investing in the growth segment of agriculture. As the seed and biotechnology segments of the industry have become more important, we have increased our marketing and R&D focus in this area. Biotechnology traits offer growers several benefits: lower costs, greater convenience and flexibility, higher yields, and the ability to adopt environmentally sound practices like conservation tillage. ROUNDUP and other glyphosate-based herbicides can be applied over the top of our ROUNDUP READY crops, controlling weeds without injury to the crop. This integration of agricultural chemicals and enhanced seeds offers growers a cost-effective solution for weed control.

          To date, we have introduced ROUNDUP READY traits for soybeans, corn, canola and cotton. In 2001, approximately 103 million acres were planted with ROUNDUP READY crops. In addition, we have developed insect-resistance seed traits such as YIELDGARD for corn and BOLLGARD for cotton, which serve as pest control alternatives to chemical pesticides. We currently estimate that acreage planted with our seed traits grew from approximately 3 million in 1996 to approximately 123 million in 2001. We currently estimate that our insect-resistant and ROUNDUP READY biotechnology traits were used on approximately 90 million acres in the United States during the 2002 growing season, compared with approximately 85 million acres in the previous year.

          Gaining global acceptance of biotechnology is another key part of our strategy. In March 2002, our seed partner in India, Maharashtra Hybrid Seed Company Limited, received commercial approval for BOLLGARD insect-protected cotton. This is the first biotechnology crop approved by India, one of the world's largest cotton producing countries, and commercialization has begun. Proceedings are pending before the Indian courts seeking to overturn the government's authorization for the commercial release of insect-protected cotton. To date, the courts have denied applications for injunctive relief and planting is occurring. We believe that the challenges are without merit and that commercialization of our technology will be allowed to continue. We are continuing our efforts to obtain approval in Brazil for planting of ROUNDUP READY soybeans, and in Europe for importing corn that may contain a ROUNDUP READY trait.

          We are also working to commercialize our R&D pipeline of new biotechnology traits. We have two new biotechnology traits ready to enter the market in 2003, pending successful completion of U.S. regulatory reviews. We have completed the Food and Drug Administration (FDA) consultation on BOLLGARD II cotton, and are in the process of obtaining United States Department of Agriculture (USDA) and Environmental Protection Agency (EPA) clearance prior to commercialization. We have received

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

     Japanese food and feed approval of YIELDGARD rootworm-protected corn, and have completed consultation with the FDA. The USDA and EPA are in the final stages of their regulatory review.

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

          Other Information

          As discussed in Note 9 - Commitments and Contingencies - of Notes to the Consolidated Financial Statements, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

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

          Competition for ROUNDUP Herbicides: ROUNDUP herbicide is a major product line. Patents protecting ROUNDUP herbicides in several countries expired in 1991, and compound per se patent protection for the active ingredient in ROUNDUP herbicides expired in the United States in 2000. As a result, ROUNDUP herbicides will face increasing competition in the future, including in the United States. In order to compete in this environment, we rely on a combination of (1) marketing and logistics strategies, including new and improved formulations, (2) pricing strategy, and (3) decreased production costs.

               Marketing  and  Logistics  Strategies:  We intend to  respond  to increasing competition by encouraging new uses (especially conservation tillage), providing unique formulations and services, and offering integrated seed and biotech solutions. The success of our

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

          ROUNDUP marketing and logistics strategies will depend on the continued expansion of conservation tillage practices and of ROUNDUP READY seed acreage, on our ability to develop services and marketing programs that are attractive to our customers, and on the continued success of our unique logistics and distribution systems and practices.

               Pricing Strategy: Historically, we have reduced the average net sales price of ROUNDUP herbicides in selected markets in order to increase volumes, penetrate new markets, and compete effectively. In addition to reduced list prices, price reductions may include discounts, rebates or other promotional strategies, as well as the development of new and lower-cost formulations for specific uses. However, there can be no guarantee that price reductions will stimulate enough volume growth to offset the price reductions and increase revenues. In the past, price reductions have not always stimulated volume growth and, where volumes have increased, the increases have not always been adequate to offset the price reductions and to increase revenues.

               Production Cost Decreases: We also believe that increased volumes and technological innovations will lead to efficiencies that will reduce the production cost of glyphosate. As part of this strategy, we have entered into agreements to supply glyphosate to other herbicide producers. Such cost reductions will depend on realizing such increased volumes and technological innovations.

          Realization and Introduction of New Products: Our ability to develop and introduce new products to market, particularly new agricultural biotechnology products, will depend on, among other things, the availability of sufficient financial resources to fund research and development needs; the success of our research and development efforts; our ability to gain acceptance through the chain of commerce (e.g., by processors, food companies, and consumers); our ability to obtain regulatory approvals; the demonstrated effectiveness of our products; our ability to produce new products on a large scale and to market them economically; our ability to develop, purchase or license required technology; and the existence of sufficient distribution channels.

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

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

          Seed Quality and Adventitious Presence: Because the global acceptance and regulation of biotechnology-derived agricultural products is not consistent or harmonized, the detection of unintended (adventitious) biotechnology traits in precommercial seed, commercial seed varieties, or the crops and products produced can negatively affect our business or results of operations. The detection of adventitious presence can result in the withdrawal of seed lots from sale, or in governmental regulatory compliance actions such as crop destruction or product recalls in some jurisdictions. Concerns about seed quality related to biotechnology could also lead to additional requirements such as seed labeling and traceability. Concerns about unintended biotechnology traits in grain or food could lead to additional government regulations and to consumer concerns about the integrity of the food supply chain from the farm to the finished product. Together with other seed companies and industry associations, we are actively seeking sound, science-based rules and regulatory interpretations that would clarify the legal status of trace adventitious amounts of biotechnology traits in seed, crops and food. This may involve the establishment of threshold levels for the adventitious presence of biotechnology traits, and standardized sampling and testing methods. Although we believe that such thresholds are already implicit in existing seed quality and other laws, the establishment of appropriate regulations would provide the basis for recognition and acceptance of the adventitious presence of biotechnology traits.

          Intellectual Property: We have devoted significant resources to obtaining and maintaining our intellectual property rights, which are material to our business. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions, Plant Variety Protection Act registrations, and licensing arrangements to establish and protect our intellectual property. We seek to preserve our intellectual property rights and to operate without infringing the proprietary rights of third parties. Intellectual property positions are extremely important within the agricultural biotechnology industry.

          There is some uncertainty about the value of available patent protection in certain countries outside the United States, and patent protection may not be available in some countries. For example, we do not have patent protection for our ROUNDUP READY soybean traits in Argentina. Moreover, the patent positions of biotechnology companies involve complex legal and factual questions. Rapid technological advances and the number of companies performing such research can create an uncertain environment. Patent applications in the United States may be kept secret, or if published like those outside the United States, published 18 months after filing. Accordingly, competitors may be issued patents from time to time without any prior warning to us. That could decrease or eliminate the value of similar technologies that we are developing. Because of this rapid pace of change, some of our products may unknowingly rely on key technologies already patent-protected by others. If that should occur, we must obtain licenses to such technologies to continue to use them.

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

          Planting Decisions and Weather: Our business is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and grower decisions about purchases of seeds, traits and herbicides. In addition, crop commodity prices continue to be at very low levels. There can be no assurance that this trend will not continue. These lower commodity prices affect growers' decisions about the types and amounts of crops to plant and may negatively influence sales of our herbicide, seed and biotechnology products.

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

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

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

          Litigation and Contingencies: We are involved in numerous major lawsuits regarding contract disputes, intellectual property issues, biotechnology issues, antitrust allegations and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia Corporation on Sept. 1, 2000, and pursuant to a Separation Agreement entered into on that date (as amended, the "Separation Agreement"), we assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. Under the Separation Agreement, we agreed to indemnify Pharmacia for any liabilities that Solutia Inc. ("Solutia") had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This indemnification obligation applies to litigation, environmental, retiree and all other Pharmacia liabilities that were assumed by Solutia.

          Distribution of Products: In order to successfully market our products, we must estimate growers' needs, and successfully match the level of product at our distributors to those needs. If distributors do not have enough inventory of our products at the right time, our current sales will suffer. On the other hand, high product inventory levels at our distributors may cause revenues to suffer materially in future periods as these distributor inventories are worked down, particularly in the event of unanticipated price reductions.

          Cost Management: Our ability to meet our short- and long-term objectives requires that we manage our costs successfully, without adversely affecting our performance. Changing business conditions or practices may require us to reduce costs to remain competitive. If we are unable to identify cost savings opportunities and successfully reduce costs and maintain cost reductions, our profitability will be affected. Our profitability will also be affected to the extent that we incur cost increases which we are not able to offset through price increases in our products.

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

          Operations Outside the United States: Sales outside the United States make up a substantial portion of our revenues, and we intend to continue to actively explore international sales opportunities. In addition, we engage in manufacturing, seed production, sales, and/or research and development in many parts of the world. Although we have operations in virtually every region, our ex-U.S. sales are principally in Argentina, Brazil, Canada, France, Mexico, Australia and Japan. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Operations outside the United States are potentially subject to a number of unique risks and limitations, including, among others, fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in a specific country's or region's political or economic conditions; weather conditions; import and trade restrictions; import or export licensing requirements and trade policy; unexpected changes in regulatory requirements; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting United States companies doing business abroad. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity.

                        MONSANTO COMPANY AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (continued)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Except as noted below, there are no material changes related to market risk from the disclosures in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001.

          In May 2002, the company filed a shelf registration with the SEC that would allow the company to issue debt of up to $2 billion in the future. On June 26, 2002, the Company entered into a treasury rate lock agreement with several banks to hedge against changes in long-term interest rates on a portion of the planned debt issue. On June 30, 2002, the market value of this agreement was $2 million. The market value of the treasury rate lock agreement rises or falls with the yield on 10-year U.S. Treasury notes. A one-percentage point change in interest rates would change the fair value of the Treasury lock by approximately $39 million. See Note 13 - Subsequent Events - of Notes to Consolidated Financial Statements for further details.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          Pursuant to the Separation Agreement between Monsanto Company and Pharmacia Corporation, effective Sept. 1, 2000, as amended (the "Separation Agreement"), we assumed responsibility for legal proceedings primarily related to the agricultural business that Pharmacia transferred to us on that date. As a result, although Pharmacia may remain the named defendant or plaintiff in some of these cases, we manage and are responsible for the litigation. In the proceedings where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, this litigation. The discussion below includes certain proceedings to which Pharmacia is a party and which we are defending or prosecuting, as well as proceedings to which Monsanto is a party in its own name. Monsanto is also involved in other legal proceedings arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of these proceedings.

          In addition to the proceedings described below, to which Pharmacia or we are a party and which we are defending or prosecuting, pursuant to the Separation Agreement we have assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. Under the Separation Agreement, we agreed to indemnify Pharmacia for any liabilities that Solutia Inc. ("Solutia") had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997 (the "Solutia Spinoff"), to the extent that Solutia fails to pay, perform or discharge those liabilities. This indemnification obligation applies to litigation, environmental, retiree and all other liabilities that were assumed by Solutia, and which are not included in the discussion below. For example, pursuant to the Distribution Agreement entered into in connection with the Solutia Spinoff, as amended (the "Distribution Agreement"), Solutia assumed responsibility for litigation currently pending in state and federal court in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety and emotional distress and personal injury arising from exposure to polychlorinated biphenyls (PCB's), which were discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the Solutia Spinoff. This litigation includes but is not limited to the Abernathy litigation described in Item 5 - Other Information - Solutia Inc. Pursuant to the terms of the Distribution Agreement, Solutia is required to indemnify Pharmacia and us for liabilities that Pharmacia and we incur in connection with this litigation. Pursuant to the terms of the Separation Agreement, Monsanto is required to indemnify Pharmacia for any losses relating to, arising out of or due to Solutia's failure to pay or discharge such liabilities when due or required to be paid, performed or discharged, or to indemnify Pharmacia therefor. See Item 5 - Other Information - Solutia Inc. for certain additional information relating to Solutia.

          The following updates certain proceedings to which Pharmacia or we are a party and for which we are responsible. In that discussion, we use the phrase "the former Monsanto Company" to refer to Pharmacia Corporation prior to the date of the Separation Agreement. Other information with respect to legal proceedings appears in our annual report on Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q report for the quarterly period ended March 31, 2002.

          On July 25, 2002, Syngenta Biotechnology, Inc. ("SBI") filed a suit against Monsanto and Delta and Pine Land Company in the United States District Court for Delaware alleging infringement of a patent issued in April 2000, under which SBI is a licensee, and which allegedly relates to certain agro-transformed cotton technology products. SBI seeks injunctive relief and monetary damages. Monsanto has substantial defenses to the claims, including non-infringement and invalidity of the patent. This litigation is at its inception and Monsanto plans to vigorously defend the litigation.

          Also, on July 25, 2002, Syngenta Seeds, Inc. ("SSI") filed a suit against Monsanto, DEKALB Genetics Corporation, Pioneer Hi-Bred International, Inc., Dow Agrosciences, L.L.C. and Mycogen Plant Sciences, Inc. ("MPS") and Agrigenetics, Inc., collectively d.b.a. Mycogen Seeds, in the United States District Court for Delaware alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect resistant transgenic corn. SSI seeks injunctive relief and monetary damages. The defendants have substantial defenses to the claims, including non-infringement and invalidity of the various patents. This litigation is at its inception and Monsanto plans to vigorously defend the lawsuit.

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q report for the quarterly period ended March 31, 2002, since the 1984 termination of the class action litigation against various manufacturers, including the former Monsanto Company, of the herbicide Agent Orange used in the Vietnam War, Monsanto and the former Monsanto Company have successfully defended against various lawsuits associated with injuries allegedly caused by the herbicide's use. A few matters remain pending, including three separate actions (now consolidated) brought by approximately 13,000 Korean veterans and initially filed against the former Monsanto Company and The Dow Chemical Company in Seoul, Korea, in October 1999. The plaintiffs seek damages of 300 million won (approximately $250,000) each. On May 23, 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims by plaintiffs due to lack of causation and failure to meet the applicable statute of limitations. On June 14, 2002, plaintiffs lodged their notice of de novo appeal.

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q report for the quarterly period ended March 31, 2002, on Dec. 2, 1999, a class action lawsuit was filed against the former
     Monsanto Company and five other herbicide manufacturers in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 United States service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint did not assert any specific causes of action or demand a specified amount in damages. This suit was dismissed by the District Court in November 2001. In addition, two suits filed by individual U.S. veterans contesting their denial of claims subsequent to the class action settlement have been consolidated in the multidistrict litigation proceeding that was established in 1977 in the United States District Court for the Eastern District of New York, to coordinate Agent Orange-related litigation in the United States. These suits were dismissed by the District Court. In an opinion dated Nov. 30, 2001 the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal claims and remanded the cases to the District Court for further proceedings. On June 20, 2002, the District Court announced that it would stay further proceedings pending a ruling by the United States Supreme Court on defendants' petition for certiorari.

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q report for the quarterly period ended March 31, 2002, since the late 1990's, the EPA has focused attention on the presence of dioxin in the Kanawha River in West Virginia. As part of its efforts in this regard, the EPA is conducting preliminary assessments at over twenty sites identified as potential sources of dioxin in the Kanawha River. Among these sites are three landfills - the Heizer Creek landfill, the Poca Strip Mine landfill, and the Manila Creek landfill - that the former Monsanto Company used in the late 1950's to dispose of plant waste from its former Nitro, West Virginia, manufacturing location. Through the preliminary assessment work, the EPA identified an elevated dioxin level in one soil sample taken at the Heizer Creek landfill, and notified the former Monsanto Company of its potential liability at that landfill. Pursuant to a September 1999 consent order with the EPA, the former Monsanto Company and (after Sept. 1, 2000) Monsanto prepared and submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) Report, which contained an investigation of the dioxin contamination at the Heizer Creek landfill, a risk assessment, an evaluation of remedial action options, and our recommended remedy. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. The EPA has published and solicited comments on its decision that the EE/CA Report's recommended remedy was protective of human health and the environment and is now developing responses to the public comments. As of this time, the EPA has not identified elevated dioxin levels at the Poca Strip Mine or Manila Creek landfills. Also with regard to the EPA's focus on dioxin in the Kanawha River, the EPA sent Monsanto a "notice of potential liability and offer to negotiate for removal action" regarding the Kanawha River Sediment Site in Putnam County, West Virginia in May 2002. The basis for this notice is elevated dioxin levels that the EPA found in sediments located in certain areas of the Kanawha River. At this point, the nature and extent of the response activities that the EPA is seeking as well as the degree, if any, to which the Monsanto is responsible for associated costs is unclear.

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q report for the quarterly period ended March 31, 2002, on March 7, 2000, the United States Department of Justice filed suit on behalf of the EPA in United States District Court for the District of Wyoming against the former Monsanto Company, Solutia and P4 Production, LLC ("P4 Production") seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after Jan. 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming, on June 25, 1999. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release. In an opinion dated March 29, 2002, the court denied the companies' motion for summary judgment. On July 22, 2002, the District Court denied the companies' April 19, 2002 motion for certification of an appeal of the order denying the motion for summary judgment. Any liability would be shared by Monsanto and Solutia, based upon the purchases from P4 Production.

          As described in our Form 10-K report for the year ended Dec. 31, 2001, in June 1996, Mycogen Corporation ("Mycogen"), MPS and Agrigenetics, Inc. filed suit against the former Monsanto Company in California State Superior Court in San Diego alleging that the former Monsanto Company had failed to license, under an option agreement, technology relating to Bt corn and glyphosate-tolerant corn, cotton and canola. On Oct. 20, 1997, the court construed the agreement as a license to receive genes rather than a license to receive germplasm. Jury trial of the damage claim for lost future profits from the alleged delay in performance ended March 20, 1998, with a verdict against the former Monsanto Company awarding damages totaling $174.9 million. On June 28, 2000, the California Court of Appeals for the Fourth Appellate District issued its opinion reversing the jury verdict and related judgment of the trial court, and directed that judgment should be entered in favor of the former Monsanto Company. On Aug. 8, 2002, the California Supreme Court upheld the California Court of Appeals decision reversing the jury's verdict.

          As described in our Form 10-K report for the year ended Dec. 31, 2001, on May 19, 1995, MPS filed suit against Monsanto in the United States District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. Monsanto prevailed on summary judgment in dismissing all claims. On May 30, 2001, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment finding that current products of Monsanto do not infringe the MPS patent. The appellate court also determined that certain factual issues prevented complete entry of summary judgment on the issue of prior invention by Monsanto and remanded the matter to District Court. Monsanto has moved for summary judgment on all remaining claims on the basis that a prior judgment won by Monsanto against MPS in United States District Court in Delaware, is dispositive of all claims asserted by MPS. The District Court has denied Monsanto's renewed request for summary judgment.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the company's Annual Meeting of Stockholders on May 1, 2002, three matters were submitted to a vote of stockholders.

     1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2003 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

                                             Votes                    Votes
          Name                               "For"             "Withhold Authority"
          ----                               -----             --------- ----------
          Frank V. AtLee III                 255,157,329                    544,576
          Christopher J. Coughlin            247,389,479                  8,322,426
          Michael Kantor                     255,100,170                    611,735
          Gwendolyn S. King                  255,590,336                    121,569
          Sharon R. Long, Ph.D.              255,602,477                    109,448
          C.Steven McMillan                  255,256,982                    454,923
          Philip Needleman, Ph.D.            247,430,330                  8,281,575
          William U. Parfet                  255,256,382                    455,523
          John S. Reed                       255,257,002                    454,903
          Hendrik A. Verfaillie              247,401,815                  8,310,090


     2. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 2002 was ratified by the stockholders. A total of 254,619,724 votes were cast in favor of ratification, 1,083,090 votes were cast against it, and 9,091 votes were counted as abstentions.

     3. The approval of the 2000 Management Incentive Plan was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 246,870,126 votes were cast in favor, a total of 5,451,970 votes were cast against it, 124,587 votes were counted as abstentions, and 3,274,222 were counted as broker non-votes.

Under New York Stock Exchange rules, brokerage firms that hold shares as nominee may vote shares for which the beneficial owners do not provide voting instructions on certain "routine" matters. When a proposal is not a routine matter and the nominee does not receive voting instructions from the beneficial owner of the shares with respect to the proposal, the nominee cannot vote the shares on that proposal. This is called a "broker non-vote." With respect to the matters submitted to a vote of the Company's stockholders at its Annual Meeting of Stockholders on May 1, 2002, (i) the election of directors and the ratification of auditors were considered routine matters under applicable rules for which nominees were permitted to vote uninstructed shares; and (ii) the approval of the 2000 Management Incentive Plan was not considered routine under applicable rules, which resulted in the broker non-votes indicated above.


Item 5. OTHER INFORMATION

     Solutia Inc.

          We have recently entered into additional agreements relating to Solutia Inc.

          On Sept. 1, 1997, the former Monsanto Company, now known as Pharmacia Corporation, spun off its chemical businesses into a separate, independent company called Solutia Inc. In connection with that spinoff, Solutia assumed and agreed to indemnify Pharmacia for certain liabilities related to those chemicals businesses. We, Pharmacia and Solutia entered into an agreement dated as of July 1, 2002, to provide that Solutia will also indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia, and to clarify the parties' rights and obligations.

          On Sept. 1, 2000, Pharmacia transferred certain assets and liabilities associated with its agricultural business to us. We agreed to indemnify Pharmacia for any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. We agreed to indemnify Pharmacia for any liabilities assumed by Solutia as referred to above, to the extent that Solutia fails to pay, perform or discharge those liabilities. We and Pharmacia have entered into an agreement dated as of July 1, 2002 to clarify our respective rights and obligations in this regard.

          The  liabilities  for  which we have  agreed  to  indemnify  Pharmacia include litigation, environmental, retiree and all other Pharmacia liabilities that were assumed by Solutia. These include liabilities that were Pharmacia liabilities prior to the Solutia spinoff, and from which Pharmacia could not be released, either by operation of law, because of the unavailability of third-party consents, or otherwise. They include, for example, liabilities relating to litigation currently pending in state and federal court in Alabama and described in Item 1 - Legal Proceedings. In addition, Solutia assumed any liability that Pharmacia had with respect to certain unfunded post-retirement benefits for Pharmacia employees and former Pharmacia employees who were assigned to Solutia in connection with the spinoff. To the extent that Solutia encounters material liquidity or other financial constraints, the risk that it would be unable to pay, perform or discharge its assumed liabilities or to satisfy its indemnity obligations to Pharmacia, and that we would be called upon to do so, would increase. We have no obligation to provide financing support for Solutia.

          Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. The jury has found Solutia and Pharmacia liable with respect to certain claims in this litigation, and proceedings have commenced to determine damages. Solutia has requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. Pursuant to an agreement dated as of July 1, 2002, we, Pharmacia and Solutia have agreed that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. We have no obligation to post an appeal bond or provide any related collateral with respect to the Abernathy litigation. Under our agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:  See Exhibit Index
(B)      Reports on Form 8-K:

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



                                            MONSANTO COMPANY
                                            -------------------
                                            (Registrant)


                                            /s/ Richard B. Clark
                                            ----------------------
                                            RICHARD B. CLARK
                                            Vice President and Controller
                                            (On behalf of the Registrant and
                                             as Principal Accounting Officer)


Date:        August 13, 2002

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

 2 First Amendment to Separation Agreement, dated as of July 1, 2002, by and between Pharmacia Corporation and Monsanto Company (incorporated herein by reference to Exhibit 99.2 of the Company's Report on Form 8-K, filed July 30, 2002, Commission File No. 1-16167)

 3                     Omitted - Inapplicable

 4                     Omitted - Inapplicable

 10.1                  364-Day Credit Agreement dated July 17, 2002

 10.2 Amendment to Distribution Agreement, dated as of July 1, 2002, among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated herein by reference to Exhibit 99.1 of the Company's Report on Form 8-K, filed July 30, 2002, Commission File No. 1-16167)

 10.3 Protocol Agreement, dated as of July 1, 2002, among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated herein by reference to Exhibit 99.3 of the Company's Report on Form 8-K, filed July 30, 2002, Commission File No. 1-16167)

 10.4 Tax Sharing and Indemnification Agreement, dated as of July 19, 2002 by and between Pharmacia Corporation and Monsanto Company

 10.5 U.S. $150,000,000 Promissory Note Issued by Monsanto Company to Pharmacia Corporation, dated August 13, 2002

 10.6 Letter Agreement between Monsanto Company and Pharmacia Corporation, effective August 13, 2002

 11 Omitted - Inapplicable; see Note 7 of Notes to Consolidated Financial Statements

 15                    Omitted - Inapplicable

 18                    Omitted - Inapplicable

 19                    Omitted - Inapplicable

 22                    Omitted - Inapplicable

 23                    Omitted - Inapplicable

 24                    Omitted - Inapplicable

 99                    Computation of Ratio of Earnings to Fixed Charges