Form 10-Q
period 2002-09-30
MONSANTO CO /NEW/
filed 2002-11-14
CIK 1110783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
          Class                                     October 31, 2002
          -----                                     ----------------
Common Stock, $0.01 par value                       261,407,808 shares

================================================================================

                                                   MONSANTO COMPANY AND SUBSIDIARIES
                                                               FORM 10-Q
                                                           TABLE OF CONTENTS



                                                                                                             Page
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements                                                                                 1
               Statement of Consolidated Operations                                                            2
               Condensed Statement of Consolidated Financial Position                                          3
               Statement of Consolidated Cash Flows                                                            4
               Notes to Consolidated Financial Statements                                                      5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               19
               Results of Operations                                                                          19
                    Third Quarter 2002 Compared with Third Quarter 2001                                       20
                    First Nine Months of 2002 Compared with First Nine Months of 2001                         24
               Restructuring and Other Special Items                                                          29
               Changes in Financial Condition as of Sept. 30, 2002                                            32
               Outlook - Update                                                                               33
               Our Agreement with The Scotts Company                                                          37
               Critical Accounting Policies                                                                   37
               New Accounting Standards                                                                       38
               Cautionary Statements Regarding Forward Looking Information                                    39
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           43
Item 4.  Controls and Procedures                                                                              44

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                    45
Item 5.  Other Information                                                                                    49
Item 6.  Exhibits and Reports on Form 8-K                                                                     51

SIGNATURE                                                                                                     52
CERTIFICATIONS                                                                                                53
EXHIBIT INDEX                                                                                                 55
EXHIBIT 99 - Computation Of Ratio Of Earnings To Fixed Charges

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

               The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months and nine months ended Sept. 30, 2002, and Sept. 30, 2001, the Condensed Statement of Consolidated Financial Position as of Sept. 30, 2002, and Dec. 31, 2001, the Statement of Consolidated Cash Flows for the nine months ended Sept. 30, 2002, and Sept. 30, 2001, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto," "Monsanto Company" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. See Note 1 - Background and Basis of Presentation - of Notes to Consolidated Financial Statements for further details. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In tables, all dollars are in millions, except share and per share amounts.

                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                 (Dollars in millions, except per share amounts)
                                    Unaudited

                                                                       Three Months Ended           Nine Months Ended
                                                                            Sept. 30,                   Sept. 30,
                                                                     ------------------------    ------------------------
                                                                         2002         2001           2002         2001
                                                                         ----         ----           ----         ----
Net Sales                                                              $ 679          $ 936       $ 3,453       $4,253
Cost of Goods Sold                                                       478            552         1,830        2,073
                                                                         ----          ----          ----         ----
Gross Profit                                                             201            384         1,623        2,180

Operating Expenses:
   Selling, general and administrative expenses                          260            252           792          874
   Bad debt expense                                                       16             23           183           29
   Research and development expenses                                     130            140           386          410
   Amortization and adjustments of goodwill                              ----            30            --           91
   Restructuring charges - net                                            18              9            75           61
                                                                         ----          ----          ----         ----
Total Operating Expenses                                                 424            454         1,436        1,465
Income (Loss) From Operations                                           (223)           (70)          187          715

Interest Expense                                                         (21)           (16)          (59)         (73)
Interest Income                                                            7              5            16           18
Other Income (Expense) - net                                             (11)             4           (47)         (28)
                                                                         ----          ----          ----         ----
Income (Loss) Before Income Taxes and Cumulative Effect of
     Accounting Change                                                  (248)           (77)           97          632
   Income tax benefit (provision)                                         83             32           (29)        (233)
                                                                         ----           ----         ----         ----
Income (Loss) Before Cumulative Effect of Accounting Change             (165)           (45)           68          399
   Cumulative effect of a change in accounting principle -
     net of tax benefit of $162                                           --             --        (1,822)          --
                                                                         ----           ----         ----         ----
Net Income (Loss)                                                      $ (165)        $ (45)      $(1,754)      $  399
                                                                         ====           ====         ====         ====

Basic Earnings (Loss) per Share:
     Income (loss) before cumulative effect of accounting change       $(0.63)        $(0.17)     $  0.27       $ 1.55
     Cumulative effect of a change in accounting principle                --             --         (7.00)         --
                                                                         ----           ----         ----         ----
Net Income (Loss)                                                      $(0.63)        $(0.17)     $ (6.73)      $ 1.55
                                                                         ====           ====         ====         ====

Diluted Earnings (Loss) per Share:
     Income (loss) before cumulative effect of accounting change       $(0.63)        $(0.17)     $  0.26       $ 1.51
     Cumulative effect of a change in accounting principle                --             --         (6.93)          --
                                                                         ----           ----         ----         ----
Net Income (Loss)                                                      $(0.63)        $(0.17)     $ (6.67)      $ 1.51
                                                                         ====           ====         ====         ====

Weighted Average Shares Outstanding:
   Basic                                                                261.3          258.1         260.4       258.1
   Diluted                                                              261.3          258.1         263.0       263.6

Dividends per Share                                                    $ 0.12         $ 0.12       $  0.36      $ 0.36


        See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited


                                                                                          Sept. 30,         Dec. 31,
                                                                                            2002              2001
                                                                                          --------          --------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                            $    136          $     307
     Trade receivables, net of allowances of $285 in 2002 and $177 in 2001                   2,023              2,307
     Miscellaneous receivables                                                                 399                449
     Related-party loan receivable                                                              --                 30
     Related-party receivable                                                                   --                 44
     Deferred tax assets                                                                       227                251
     Inventories                                                                             1,353              1,357
     Other current assets                                                                       51                 52
                                                                                          --------          ---------
Total Current Assets                                                                         4,189              4,797

Property, Plant and Equipment - net                                                          2,330              2,627
Goodwill - net                                                                                 745              2,748
Other Intangible Assets - net                                                                  663                691
Other Assets                                                                                   672                566
                                                                                          --------          ---------
Total Assets                                                                              $  8,599          $  11,429
                                                                                          ========          =========

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
     Short-term debt                                                                      $    356          $     563
     Related-party short-term loans payable                                                     --                254
     Accounts payable                                                                          300                457
     Related-party payable                                                                      --                 87
     Accrued liabilities                                                                       712              1,016
                                                                                          --------          ---------
Total Current Liabilities                                                                    1,368              2,377

Long-Term Debt                                                                               1,134                893
Postretirement Liabilities                                                                     752                365
Other Liabilities                                                                              249                311
Shareowners' Equity:
     Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
            Issued:  261,385,808 shares in 2002 and 258,112,408 in 2001                          3                  3
      Additional contributed capital                                                         8,056              8,056
      Retained earnings (deficit)                                                           (1,674)               173
      Accumulated other comprehensive loss                                                  (1,259)              (716)
      Reserve for ESOP debt retirement                                                         (30)               (33)
                                                                                          --------          ---------
Total Shareowners' Equity                                                                    5,096              7,483
                                                                                          --------          ---------
Total Liabilities and Shareowners' Equity                                                 $  8,599          $  11,429
                                                                                          ========          =========

     See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Dollars in millions)
                                    Unaudited

                                                                                                       Nine Months Ended
                                                                                                           Sept. 30,
                                                                                                    ------------------------
                                                                                                      2002        2001
                                                                                                      ----        ----
Operating Activities:
   Net Income (Loss)                                                                               $(1,754)    $   399
Adjustments to reconcile cash provided (required) by operations:
   Items that did not require (provide) cash:
      Pretax cumulative effect of a change in accounting principle                                   1,984          --
      Depreciation and amortization                                                                    348         414
      Bad debt expense                                                                                 183          29
      Noncash restructuring and other special items                                                     40          38
      Deferred income taxes                                                                           (153)        (54)
      Gain on disposal of investments and property, net                                                (51)         (8)
      Equity loss, net                                                                                  31          29
      Write-off of retired assets                                                                       15          17
   Changes in assets and liabilities that provided (required) cash:
      Trade receivables                                                                               (328)     (1,016)
      Inventories                                                                                      (32)       (129)
      Accounts payable and accrued liabilities                                                        (119)        (15)
      Related-party transactions                                                                       (47)        178
      Tax benefit on employee stock options                                                             11          --
      Deferred revenue on supply agreements                                                             48          --
      Other Items                                                                                       25         (21)
                                                                                                      ----        ----
Net Cash Provided (Required) by Operations                                                             201        (139)
                                                                                                      ----        ----

Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                                            (149)       (292)
   Acquisitions and investments                                                                        (77)        (92)
   Investment and property disposal proceeds                                                            63          --
   Loans with related-party                                                                             30          38
                                                                                                      ----        ----
Net Cash Flows Required by Investing Activities                                                       (133)       (346)
                                                                                                      ----        ----

Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                                                 (697)        854
   Loans from related-party                                                                           (254)       (197)
   Long-term debt proceeds                                                                             850          39
   Long-term debt reductions                                                                           (93)        (77)
   Debt issuance costs                                                                                 (10)         --
   Payments on vendor financing                                                                         (5)         --
   Stock option exercises                                                                               63          --
   Dividend payments                                                                                   (93)        (85)
                                                                                                      ----        ----
Cash Flows Provided (Required) by Financing Activities                                                (239)        534
                                                                                                      ----        ----

Net Increase (Decrease) in Cash and Cash Equivalents                                                  (171)         49
Cash and Cash Equivalents Beginning of Year                                                            307         131
                                                                                                      ----        ----
Cash and Cash Equivalents at End of Period                                                         $   136     $   180
                                                                                                      ====        ====

See Note 13 - Supplemental Cash Flow Information - for further details.

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

               Monsanto was originally incorporated in February 2000 as a subsidiary of Pharmacia Corporation. In October 2000, Monsanto sold approximately 15 percent of its common stock at $20 per share in an initial public offering (IPO). On Aug. 13, 2002, Pharmacia completed a spinoff of Monsanto by distributing its entire ownership interest via a tax-free dividend to Pharmacia's shareowners.

               The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, and the quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.

               Financial information for the first nine months of 2002 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere. Certain prior-year amounts have been reclassified to conform with the current year presentation.

Note 2 - New Accounting Standards

               In June 2001, the Financial Accounting Standards Board (FASB) simultaneously approved Statement of Financial Accounting Standards
          (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after Sept. 30, 2001, thereby eliminating the pooling-of-interests method. SFAS No. 141 also provides broader criteria for identifying which types of acquired intangible assets must be recognized separately from goodwill and those which must be included in goodwill. Monsanto adopted the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after Sept. 30, 2001. SFAS No. 141 also required the company to evaluate its existing goodwill and other intangible assets and to make any reclassifications necessary to conform with the new separation requirements at the date of adoption.

               SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only method. Under SFAS No. 142, all goodwill amortization ceased effective Jan. 1, 2002. Monsanto's goodwill was tested for impairment in conjunction with a transitional goodwill impairment test performed in 2002 and will be tested at least annually thereafter in the third quarter. Under the new rules, Monsanto's recorded goodwill is tested for impairment at a level of reporting referred to as reporting units, which are components of the

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Agricultural Productivity and Seeds and Genomics reporting segments. See Note 5 - Goodwill and Other Intangible Assets - for further discussion of the transitional impairment test, the annual impairment test, and additional details on Monsanto's goodwill and other intangible assets.

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

               In April 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 resulted in a reclassification of the extraordinary loss related to the extinguishment of Employee Stock Ownership Plan (ESOP) debt recorded in the first nine months of 2001 ($2 million, net of taxes), to increase other expense - net ($4 million) and to decrease the income tax provision ($2 million). The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on Monsanto's consolidated financial position or results of operations.

               In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement will become effective for exit or disposal activities initiated after Dec. 31, 2002. Monsanto has not yet determined the effect adoption of this standard may have on its consolidated financial position or its results of operations.

Note 3 - Customer Financing Program

               In the second quarter of 2002, Monsanto established a new $500 million revolving financing program for selected customers through a third-party specialty finance company. Under the financing program, Monsanto originates customer loans on behalf of the lender (which is a special purpose entity (SPE) that Monsanto consolidates), pursuant to Monsanto's credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE) in a transaction accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

               Monsanto has no ownership interest in the lender, the QSPE or the loans. However, because Monsanto substantively originates through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as the originator of the loans and the transferor selling the loans to the QSPE.

                         MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

             Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee represents adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant for the quarter or nine months ended Sept. 30, 2002.

              Through the nine months ended Sept. 30, 2002, customer loans sold through the financing program totaled $113 million, with $100 million outstanding as of Sept. 30, 2002. Loans are considered delinquent when payments are 31 days past due. As of Sept. 30, 2002, no loans sold through this financing program were delinquent. As of Sept. 30, 2002, Monsanto's recorded guarantee liability was less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

Note 4 - Inventories

               Components of inventories as of Sept. 30, 2002, and Dec. 31, 2001, were as follows:

                                               Sept. 30,          Dec. 31,
                                                2002               2001
                                           ---------------    ---------------

       Finished Goods                           $  579             $  700
       Goods In Process                            537                357
       Raw Materials and Supplies                  259                329
                                                ------             ------
       Inventories, at FIFO Cost                 1,375              1,386
       Excess of FIFO over LIFO Cost               (22)               (29)
                                                ------             ------
       Total                                    $1,353             $1,357
                                                ======             ======

               The excess of FIFO over LIFO cost decreased $7 million primarily due to lower costs, which favorably affected income by $7 million. This favorable income impact was slightly offset as the reduced inventory value liquidated approximately $1 million of certain LIFO inventories that were carried at higher costs prevailing in prior years.

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

               The company has completed the required annual goodwill impairment test in the third quarter, and there are no indications of a goodwill impairment for any of the reporting units.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               Changes in the net carrying amount of goodwill for the nine months ended Sept. 30, 2002, by segment, are as follows:

                                                                                 Agricultural    Seeds and
                                                                                 Productivity     Genomics      Total
                                                                                 ------------    ---------      -----
        Balance as of Jan. 1, 2002                                                 $     74        $ 2,669     $ 2,743
        Transitional impairment charge                                                   --         (1,983)     (1,983)
        Effect of foreign currency translation adjustments                               (1)           (15)        (16)
        Additions                                                                         1             --           1
                                                                                   --------        --------    -------
        Balance as of Sept. 30, 2002                                               $     74        $   671     $   745
                                                                                   ========        ========    =======

               Information regarding the company's other intangible assets is as follows:

                                               As of Sept. 30, 2002                       As of Jan. 1, 2002
                                        ------------------------------------     -------------------------------------
                                          Carrying      Accumulated                 Carrying      Accumulated
                                           Amount      Amortization   Net            Amount      Amortization    Net
                                          --------     ------------   ---           --------     ------------    ---
        Germplasm                           $  596        $ (302)     $ 294         $  602         $(251)        $ 351
        Acquired biotechnology
           intellectual property               374          (131)       243            320          (101)          219
        Trademarks                             117           (25)        92            115           (19)           96
        Other                                   69           (35)        34             53           (34)           19
                                            ------        ------      -----         ------         -----         -----
        Total                               $1,156        $ (493)     $ 663         $1,090         $(405)        $ 685
                                            ======        ======      =====         ======         =====         =====

               The acquired biotechnology intellectual property assets represent acquisitions and licenses, whereby Monsanto has acquired the rights to various research and discovery technologies encompassing enabling processes, data libraries and patents necessary to support the integrated genomics and biotechnology platforms. The increase in acquired biotechnology intellectual property during 2002 relates primarily to the previously announced collaboration with Ceres, Inc. (Ceres). This product discovery and development collaboration is focused on applying genomics technologies to provide improvements in and to accelerate the time to commercialization of certain agricultural crops. Under the collaboration, Monsanto has acquired rights to certain of Ceres' existing technologies in exchange for payments totaling $40 million over the next five years. This existing technology has a weighted-average useful life of 10 years. Ceres will also receive additional payments subject to meeting specified objectives for developing additional related technology, as part of its continuing commitment to genomics-based product discovery. Monsanto will also fund a jointly implemented research program and has made a minority equity investment in Ceres. Total payments to Ceres under the collaboration (subject to performance by Ceres) are expected to approximate $137 million over the next five years, plus potential royalties. Through Sept. 30, 2002, Monsanto has made payments to Ceres of approximately $34 million.

               Other intangible assets include a $26 million non-amortizing intangible asset associated with the recognition of minimum pension liabilities, the majority of which was recognized in the third quarter of 2002. Further information on the third quarter minimum pension liability adjustment is discussed in Note 7 - Comprehensive Income
          (Loss).

               Upon   adoption   of  SFAS  No.  141  and  SFAS  No.   142,   the
          classification of all identifiable and recognized intangible assets was reassessed, and any necessary reclassifications were made effective Jan. 1, 2002. Total amortization expense of other intangible assets for the three months ended Sept. 30, 2002 and Sept. 30, 2001 was $34 million for both periods. Total amortization expense of other intangible assets for the nine months ended Sept. 30, 2002 and Sept. 30, 2001 was $101 million and $93 million, respectively. Intangible asset amortization expense in the first nine months of 2001 included $2 million related to intangible asset impairments, as discussed in
          Note 9 - Restructuring and Other Special Items.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

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

               Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

                    Year ending Dec. 31,                Amount
                    --------------------                ------
                            2002                         $135
                            2003                          130
                            2004                          115
                            2005                           95
                            2006                           60

               SFAS No. 142 did not require prior periods to be restated. The following table sets forth on an aftertax pro forma basis what the earnings and earnings per share would have been if the provisions of SFAS No. 142 had been applied in 2001. Had the new accounting standard been adopted effective Jan. 1, 2001, Monsanto would not have recorded $30 million and $91 million of pretax goodwill amortization expense in the third quarter and first nine months of 2001, respectively, but pretax research and development expenses would have increased by $2 million and $6 million in the third quarter and first nine months of 2001, respectively, because of the reassessment of useful lives and classifications. In addition and related to these changes, the income tax provision would have increased by $11 million for the third quarter of 2001 and would have decreased by $1 million for the first nine months of 2001.

                                                                 Three Months Ended          Nine Months Ended
                                                                     Sept. 30,                   Sept. 30,
                                                             --------------------------- ---------------------------
                                                                   2002          2001          2002          2001
                                                                   ----          ----          ----          ----
        Reported Net Income (Loss)                                $(165)        $  (45)      $(1,754)        $ 399
             Goodwill amortization, net of tax                       --             18            --            83
             Effects of useful life adjustments, net of tax          --             (1)           --             3
                                                                  -----          -----        ------         -----
        Adjusted Net Income (Loss)                                $(165)        $  (28)      $(1,754)          485
             Cumulative effect of a change in accounting
               principle, net of tax                                 --             --         1,822            --
                                                                  -----          -----        ------         -----
        Adjusted Income (Loss) Before Cumulative Effect of
           Accounting Change                                      $(165)        $  (28)      $    68         $ 485
                                                                  ======         =====        ======         =====

        Basic Earnings (Loss) Per Share:
        Reported Net Income (Loss)                                $(0.63)       $(0.17)      $ (6.73)        $1.55
             Goodwill amortization, net of tax                       --           0.06            --          0.32
             Effects of useful life adjustments, net of tax          --             --            --          0.01
                                                                   -----         -----         -----         -----
        Adjusted Net Income (Loss)                                $(0.63)       $(0.11)      $ (6.73)        $1.88
             Cumulative effect of a change in accounting
               principle, net of tax                                 --             --          7.00            --
                                                                   -----          -----        ------         -----
        Adjusted Income (Loss) Before Cumulative Effect of
           Accounting Change                                      $(0.63)       $(0.11)      $  0.27         $1.88
                                                                  =======        =====        ======         =====

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                 Three Months Ended          Nine Months Ended
                                                                     Sept. 30,                   Sept. 30,
                                                             --------------------------- ---------------------------
                                                                  2002          2001          2002          2001
                                                                  ----          ----          ----          ----
        Diluted Earnings (Loss) Per Share:
        Reported Net Income (Loss)                                $(0.63)       $(0.17)       $(6.67)       $1.51
             Goodwill amortization, net of tax                       --           0.06            --         0.32
             Effects of useful life adjustments, net of tax          --            --             --         0.01
                                                                   -----         -----         -----         ----
        Adjusted Net Income (Loss)                                $(0.63)       $(0.11)       $(6.67)       $1.84
             Cumulative effect of a change in accounting
               principle, net of tax                                 --            --           6.93           --
                                                                   -----         -----         -----         ----
        Adjusted Income (Loss) Before Cumulative Effect of
           Accounting Change                                      $(0.63)       $(0.11)       $ 0.26        $1.84
                                                                   =====         =====         =====         ====

Note 6 - Debt Issuance

               In May 2002, the company filed a $2 billion shelf registration with the Securities and Exchange Commission; as of Sept. 30, 2002, $1.2 billion remains available for future debt issuances. On Aug. 14, 2002, Monsanto issued $600 million of 7-3/8% Senior Notes under this shelf registration. On Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. These notes are due on Aug. 15, 2012. The net proceeds received from the sale of these notes were used to reduce commercial paper borrowings and to repay short-term debt owed to Pharmacia.

               During 2002, Monsanto issued approximately $50 million of additional debt, primarily medium term debt with floating interest rates based on the Brazil Development Bank funding interest rate and the long-term interest rate as set quarterly by the Central Bank of Brazil. During the quarter, the $500 million of commercial paper that was previously classified as long-term debt was reclassified to short-term debt as the company no longer intends to have commercial paper balances outstanding for more than 12 months.

Note 7 - Comprehensive Income (Loss)

               Comprehensive  income (loss) includes all non-shareowner  changes in  equity  and  consists  of  net  income  (loss),  foreign  currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive loss for the three months ended Sept. 30, 2002, and Sept. 30, 2001, was $587 million and $168 million, respectively. The comprehensive loss for the three months ended Sept. 30, 2002, includes the additional minimum pension liability adjustment, as discussed below, and an increase of approximately $150 million of net foreign currency translation adjustments over the same period in 2001. Comprehensive income (loss) for the nine months ended Sept. 30, 2002, and Sept. 30, 2001, was $(2,297) million and $38 million, respectively. The comprehensive loss for the nine months ended Sept. 30, 2002, includes the cumulative effect of a change in accounting principle and the additional minimum pension liability adjustment.

               Due to the decline in the equity markets, the fair value of the Monsanto's pension fund assets has decreased. In accordance with SFAS No. 87, Employers' Accounting for Pensions, the company recorded an additional minimum pension liability adjustment during the third quarter of 2002. The effect of this noncash adjustment increased postretirement liabilities by $261 million, increased deferred income tax assets by $83 million, increased intangible assets for prior service costs by $23 million and decreased shareowners' equity by $155 million aftertax. The charge to shareowners' equity did not affect Monsanto's results of operations, but is reflected in other comprehensive income (loss).

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 8 - Earnings (Loss) Per Share

               The company issued 55,000 restricted shares in 2000 and 2001. In September 2002, the company issued an additional 120,500 restricted shares. In connection with the company's employee stock option plans, through Sept. 30, 2002, approximately 3.2 million shares have been issued since the IPO. The majority of these shares were issued in the first half of 2002.

               Basic earnings per share (EPS) for the three months and nine months ended Sept. 30, 2002, and Sept. 30, 2001, were computed using the weighted-average number of common shares outstanding during the period (261.3 million and 260.4 million shares for the three months and nine months ended Sept. 30, 2002, respectively, and 258.1 million shares for both the three months and nine months ended Sept. 30,
          2001). Diluted EPS for the three months ended Sept. 30, 2002 and Sept. 30, 2001, were computed excluding the effect of dilutive potential common shares, as Monsanto recognized a loss from continuing operations for the quarters. Diluted EPS for the nine months ended Sept. 30, 2002, and Sept. 30, 2001, were computed taking into account the effect of dilutive potential common shares (2.6 million and 5.5 million shares for the nine months ended Sept. 30, 2002, and Sept. 30, 2001, respectively). These dilutive potential common shares consist of outstanding stock options.

Note 9 - Restructuring and Other Special Items

               The amounts related to the 2002 and 2000 restructuring plans were recorded in the Statement of Consolidated Operations in the following categories:

                                                               Three Months Ended                Nine Months Ended
                                                                    Sept. 30,                        Sept. 30,
                                                          ------------------------------    ----------------------------
                                                              2002             2001             2002            2001
                                                              ----             ----             ----            ----
         Cost of Goods Sold                                   $ (9)           $  (2)            $ (18)         $ (13)
         Restructuring charges - net(1)                        (18)              (9)              (75)           (61)
         Other Expense - net                                    --               (1)               --             (7)
                                                              ----             ----              ----          -----
         Income (Loss) Before Income Taxes                     (27)             (12)              (93)           (81)
            Income tax benefit                                   9                4                32             30
                                                              ----             ----             -----          -----
         Net Income (Loss)                                    $(18)           $  (8)            $ (61)         $ (51)
                                                              ====            =====             =====          =====

          (1) Net of reversals of $1 million related to the 2000 Plan for the three months and nine months ended Sept. 30, 2002.

               2002  Restructuring  Plan:
               -------------------------
               In 2002, Monsanto's management approved a restructuring plan to further rationalize (i.e., consolidate or shutdown) facilities and reduce the work force. In connection with this plan, Monsanto recorded $94 million pretax ($61 million aftertax) of net charges in the first nine months of 2002, with $28 million pretax ($18 million aftertax) recorded in the third quarter. The pretax components of the restructuring for the three months and nine months ended Sept. 30, 2002 were as follows:

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                               Three Months Ended       Nine Months Ended
                                                                 Sept. 30, 2002           Sept. 30, 2002
                                                                 --------------           --------------
        Work Force Reductions                                         $ 12                     $ 35
        Facility Closures / Exit Costs                                   5                       21
        Asset Impairments:
             Property, plant and equipment - net                        10                       37
             Inventories                                                 3                        3
        Recoverable amount from third party                             (2)                      (2)
                                                                      ----                     ----
        Total Pretax Charge                                           $ 28                     $ 94
                                                                      ====                     ====

          These restructuring costs primarily relate to the closure of certain research sites and certain manufacturing sites, as well as work force reductions. The work force reductions for the three months and nine months ended Sept. 30, 2002, include involuntary employee separation costs for approximately 290 and 740 employees worldwide, respectively, including positions in marketing, research and development, manufacturing and administration. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations (less than $1 million for the three months and $8 million for the nine months ended Sept. 30, 2002), equipment dismantling and disposal ($3 million for the three months and $7 million for nine months ended Sept. 30, 2002) and other shutdown costs ($2 million for the three months and $6 million for the nine months ended Sept. 30, 2002) resulting from the exit of certain research and manufacturing sites. The write-off of inventories was recorded within cost of goods sold. The recoverable amount from a third party represents a portion of the work force reduction and exit costs that will be reimbursed to Monsanto. Cash payments to complete these restructuring actions will be funded from operations and are not expected to significantly affect the company's liquidity.

          Activities related to the 2002 restructuring plan during 2002, were as follows:

                                                      Work Force     Facility
                                                      Reductions     Closures      Total
                                                      ----------     --------      -----
          Restructuring
          -------------
          Additions
             Second quarter 2002 actions                $23           $16           $39
             Third quarter 2002 actions                  12             5            17
          Costs charged against reserves                (16)           (4)          (20)
                                                        ---           ---           ---
          Sept. 30, 2002, reserve balance               $19           $17           $36
                                                        ===           ===           ===

          During the first nine months of 2002, approximately 330 former employees received cash severance payments totaling $16 million. The work force reduction payments for the remaining 410 employees associated with these actions will be completed by Sept. 30, 2003. Exit costs of $4 million associated with contract terminations, equipment dismantling and disposal, and other shutdown costs were also paid during the first nine months of 2002.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          2000 Restructuring Plan:
          -----------------------
          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. In connection with this plan, Monsanto incurred $261 million of net charges in 2000. Restructuring and other special items, primarily associated with the implementation of this plan, also were recorded in 2001. These charges totaled $81 million pretax ($51 million aftertax) for the first nine months of 2001, with $12 million ($8 million aftertax) recorded in the third quarter. The fourth quarter of 2001 included $132 million of pretax restructuring and other special items to complete the 2000 Restructuring Plan at a total of $474 million of pretax charges.

          The pretax components of the restructuring and other special items for the three months and nine months ended Sept. 30, 2001, were as follows:

                                                                 Three Months Ended       Nine Months Ended
                                                                   Sept. 30, 2001           Sept. 30, 2001
                                                                   --------------           --------------
        Work Force Reductions                                         $  1                     $ 21
        Facility Closures / Exit Costs                                   4                       22
        Asset Impairments:
             Inventories                                                 2                       13
             Other current assets                                        2                        6
             Property, plant and equipment - net                         2                       10
             Other intangible assets - net                              --                        2
        Other Special Items                                              1                        7
                                                                       ---                      ---
        Total Pretax Charge                                           $ 12                     $ 81
                                                                       ===                      ===

          The work force reduction costs for the three months and nine months ended Sept. 30, 2001, included involuntary employee separation costs for approximately 30 and 260 employees worldwide, respectively, including positions in administration, manufacturing, and research and development related to noncore programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations, equipment dismantling and disposal, and other shutdown costs resulting from the exit of certain research programs and noncore activities. The asset impairments were related to property, plant and equipment, other current assets and other intangible assets. In addition, $2 million and $13 million related to the write-off of inventories was recorded within cost of goods sold for the three months and nine months ended Sept. 30, 2001, respectively. The company expects these employee reductions, asset dispositions and other exit activities to be completed by March 31, 2003. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly affect the company's liquidity. For the nine months ended Sept. 30, 2001, a total charge of $7 million was recorded within other expense - net, for the impairment of equity securities caused by adverse business developments of the investees.

          Activities related to restructuring and other special items for the nine months ended Sept. 30, 2002, were as follows:

                                                      Work Force     Facility
                                                      Reductions     Closures       Total
                                                      ----------     --------       -----
          Restructuring and Other Special Items
          -------------------------------------
          Jan. 1, 2002, reserve balance                  $ 35          $ 34          $ 69
          Costs charged against reserves                  (25)          (18)          (43)
          Reversals                                        (1)           --            (1)
                                                          ---           ---           ---
          Sept. 30, 2002, reserve balance                $  9          $ 16          $ 25
                                                          ===           ===           ===

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          During the first three quarters of 2002, $3 million was paid to former employees whose involuntary termination benefits were recorded in 2001, but elected to defer payment until 2002. For the first three quarters of 2002, approximately 400 former employees received cash severance payments totaling $22 million. Restructuring reversals were required as approximately 20 positions originally contemplated in the plan were eliminated through attrition. The work force reduction payments for the remaining 95 employees associated with this plan will be completed by March 31, 2003. Exit costs of $18 million associated with contract terminations, equipment dismantling and disposal were also paid during the first nine months of 2002.

Note 10 - Commitments and Contingencies

          Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility upon the separation of its businesses from those of Pharmacia. Such matters relate to a variety of issues. Certain of the lawsuits and claims seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of this litigation will not have a material adverse effect on Monsanto's financial position, profitability or liquidity.

          The Company plans to post an appeal bond on behalf of Solutia Inc. (see Part II - Item 5 - Other Information.)

          On Feb. 3, 2002, the new government in Argentina announced several reforms intended to stabilize the economic environment. These reforms continue to have an effect on the company's operations in Argentina. For example, the company's sales, margins, and foreign currency transactional gains/losses, may be adversely affected based on fluctuations in foreign currency exchange rates and the level of inflation experienced. While the company has prepared its 2001 and 2002 financial statements relating to its Argentine operations on a U.S. dollar functional basis, the company could be required to change its functional currency designation in Argentina based on future government economic reforms. The peso-to-U.S. dollar exchange rate is 3.52-to-1.00 as of Oct. 31, 2002.

          In March 2002, the Argentine government issued a decree establishing a 20 percent export tax on agricultural exports. It also ruled that U.S. dollar-denominated contracts in agricultural markets entered into prior to Jan. 6, 2002 (Predevaluation Contracts), must be honored at the same exchange rate as the one obtained for exports of the agricultural products that contain the agricultural inputs. This decree was amended on July 2, 2002, with the issuance of Resolution Number 143, which states that the future settlement of the Predevaluation Contracts on farm inputs will be subject to a 25 percent reduction (including the 20 percent export taxes discussed above) on the U.S. dollar price. In the second quarter of 2002, the company established an allowance of $154 million pretax for estimated uncollectible accounts receivable in Argentina, of which $44 million has been written off against accounts receivable as of Sept. 30, 2002. The Argentine agricultural markets continue to be primarily export-oriented, and their export sales are generally denominated in U.S. dollars. The exchange rate between the U.S. dollar and peso will continue to fluctuate as the company continues its collection efforts.

          Year-to-date collections in Argentina are down approximately 23 percent, primarily due to lower sales and the effect of the 25 percent reduction of amounts owed for farm inputs for agricultural exports. The company has been able to collect essentially all of its Predevaluation Contracts that were secured with grain, net of the 25 percent reduction. Also, a significant portion of year-to-date sales in Argentina has been made for either cash or grain. While the company cannot determine how government actions and economic conditions in Argentina will affect the value of the $230 million of net receivables outstanding as of Sept. 30, 2002, the company continues to aggressively pursue customer collections. Management's current assessment of the situation is that the collectibility of the accounts receivable has improved and the allowance balance is adequate.

Note 11 - Accounting for Derivative Instruments and Hedging Activities

          Monsanto's business and activities expose it to a variety of market risks, including risks related to the effects of changes in commodity prices, foreign-currency exchange rates, interest rates, and to a lesser degree securities prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     program. This risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets could have on operating results. Monsanto's overall objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the effects of these exposures.

          In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives, whether designated in hedging relationships or not, are recognized in the Statement of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates the derivative as: (1) a hedge of the fair value of a recognized asset or liability (a fair-value hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge); (3) a foreign-currency fair-value or cash-flow hedge (a foreign-currency hedge); (4) a foreign-currency hedge of the net investment in a foreign subsidiary; or (5) a derivative that does not qualify for hedge accounting treatment. From time to time, the company may also use natural gas swaps to manage energy input costs. There was one open gas swap as of Sept. 30, 2002, with a market value of less than $1 million. Monsanto does not use derivative financial instruments for trading purposes, nor does it engage in commodity or interest rate speculation.

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

          The difference between the carrying value and fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair- value hedges, determined in accordance with SFAS No. 133, had an immaterial effect on earnings for the three months or nine months ended Sept. 30, 2002, or Sept. 30, 2001.

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

          Monsanto recognized a net loss of $1 million and $2 million in cost of goods sold for the three-month and nine-month periods ended Sept. 30, 2002, respectively, which represented the ineffectiveness of all cash-flow hedges. For the three months and nine months ended Sept. 30, 2001, losses recorded in cost of goods sold totaled $1 million and $3 million, respectively. No cash-flow hedges were discontinued during the three months or nine months ended Sept. 30, 2001, or Sept. 30, 2002.

          As of Sept. 30, 2002, $9 million of aftertax deferred net gains on commodity derivative instruments accumulated in other comprehensive income
     (loss) are expected to be reclassified to earnings during the next 12 months. The actual sales of the inventory, which are expected to occur over the next 12 months, will necessitate the reclassification of the derivative gains or losses into earnings. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments) is 18 months.

          In May 2002, the company filed a shelf registration with the U.S. Securities and Exchange Commission (SEC) that allows the company to issue debt of up to $2 billion in the future. In June 2002, the company entered into a treasury rate lock agreement with several banks to hedge against changes in long-term interest rates on a portion of the planned debt issue. The closing of this agreement in August 2002 resulted in a loss of $26 million, due to a decrease in interest rates. Monsanto has designated this rate lock agreement as a cash-flow hedge. Since this rate lock is designated as a cash-flow hedge, the net loss on the rate lock, to the extent the swap is effective, is recognized in other comprehensive income
     (loss) until the hedged interest costs are recognized in earnings. As of Sept. 30, 2002, $16 million of aftertax deferred net losses on the interest rate lock accumulated in other comprehensive income (loss) are expected to be reclassified into earnings during the next 10 years, which is the term of the underlying debt.

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

          The company hedges a portion of its net investment in Brazilian subsidiaries. The change in the fair value of these hedges at Sept. 30, 2002, was an accumulated foreign currency translation aftertax gain of approximately $20 million included in accumulated other comprehensive income.

Note 12 - Segment Information

          Monsanto manages its business in two segments: Agricultural Productivity, and Seeds and Genomics. The Agricultural Productivity segment consists of crop protection products, animal agriculture, lawn and garden herbicide products, and environmental technologies businesses. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. Sales between segments were

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     not significant. Segment data, as well as reconciliation of total Monsanto Company EBIT (earnings (loss) before cumulative effect of accounting change, interest and income taxes) to income (loss) before cumulative effect of accounting change for the three months and nine months ended Sept. 30, 2002, and Sept. 30, 2001, is presented in the table that follows.

                                                                 Three Months Ended          Nine Months Ended
                                                                     Sept. 30,                   Sept. 30,
                                                               -----------------------     -----------------------
                                                                    2002        2001            2002        2001
                                                                    ----        ----            ----        ----
        Net Sales:
        ---------
           Agricultural Productivity                              $  505       $ 691          $2,480      $3,073
           Seeds and Genomics                                        174         245             973       1,180
                                                                  ------       -----          ------      ------
             Total Monsanto                                       $  679       $ 936          $3,453      $4,253
                                                                  ======       =====          ======      ======

        EBIT:
        ----
           Agricultural Productivity                              $  (77)      $  91          $  377      $  862
           Seeds and Genomics                                       (157)       (157)           (237)       (175)
                                                                  ------       -----          ------      ------
             Total Monsanto                                         (234)        (66)            140         687
           Interest expense - net of interest income                 (14)        (11)            (43)        (55)
           Income tax provision                                       83          32             (29)       (233)
                                                                  ------       -----          ------      ------
           Income (Loss) Before Cumulative Effect of
             Accounting Change                                    $ (165)      $ (45)         $   68      $  399
                                                                  ======       =====          ======      ======

        Net Restructuring and Other Special Items:
        -----------------------------------------
            Agricultural Productivity                             $   20       $   8          $   36      $   48
           Seeds and Genomics                                          7           4              57          33
                                                                  ------       -----          ------      ------
             Total Monsanto                                       $   27       $  12          $   93      $   81
                                                                  ======       =====          ======      ======

Note 13 - Supplemental Cash Flow Information

          The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes for the nine months ended Sept. 30, 2002, were $77 million and $74 million, respectively. Cash payments for interest and taxes for the nine months ended Sept. 30, 2001, were $81 million and $112 million, respectively.

          Noncash transactions with Pharmacia during the nine months ended Sept. 30, 2002, included approximately $75 million primarily associated with the assumed net pension liabilities and related deferred tax assets. (See Note 14 - Related-Party Transactions - for further details.) Noncash transactions with Pharmacia during the nine months ended Sept. 30, 2001, included approximately $20 million.

          In connection with the acquisition of biotechnology intellectual property assets from Ceres, the company recorded intangible assets and the related obligations, in excess of amounts paid, of $35 million in noncash transactions in the second quarter of 2002. (See Note 5 - Goodwill and Other Intangible Assets - for further details.) Payments on the related obligation will be included in vendor financing payments as they are made.


Note 14 - Related-Party Transactions

          On Sept. 1, 2000, Monsanto entered into a master transition services agreement with Pharmacia, its then majority shareowner. Some terms under this master agreement expired on Dec. 31, 2001. New terms were negotiated in 2002, which do not differ materially from previously agreed terms. These agreements continue to be effective after Pharmacia's Aug. 13, 2002 spinoff of Monsanto. During the period from July 1, 2002 to Aug. 13, 2002, and the period from Jan. 1, 2002 to Aug. 13, 2002, Monsanto recognized expenses of $4 million and $22 million, respectively, and recorded a reimbursement of $5 million and $27 million, respectively, for costs incurred on behalf of Pharmacia. During the three months and nine months ended Sept. 30, 2001,

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     Monsanto recognized expenses of $16 million and $49 million, respectively, and recorded a reimbursement of $11 million and $34 million, respectively, for costs incurred on behalf of Pharmacia. As of Sept. 30, 2002, the company had a net receivable balance of $5 million with Pharmacia. As of Dec. 31, 2001, the company had a net payable balance (excluding dividends payable) of $43 million with Pharmacia. Transition services, employee benefits, capital project costs, and information technology costs comprised both balances.

          From the IPO closing date until the Aug. 13, 2002 spinoff, Pharmacia managed the loans and deposits of Monsanto's ex-U.S. subsidiaries. Until Aug. 13, 2002, Pharmacia was also the counterparty for some of Monsanto's foreign-currency exchange contracts. As of Dec. 31, 2001, the fair value of the company's outstanding foreign-currency exchange contracts with Pharmacia was a loss of $7 million. In addition, Monsanto pays a fee to Pharmacia because Pharmacia is the named party on a guarantee of debt of a Monsanto subsidiary, which was issued prior to Monsanto's separation from Pharmacia on Sept. 1, 2000. Fees for these services are comparable to those that Monsanto would have incurred with a third party.

          On Aug. 13, 2002, Monsanto repaid its outstanding short-term debt to Pharmacia and entered into a new short-term debt arrangement with Pharmacia for $150 million. This new short-term debt was repaid with a portion of the proceeds received from the issuance of the senior notes in August. As of Dec. 31, 2001, Monsanto was in a net borrowing position of $224 million with Pharmacia. Interest rates were comparable to those that Monsanto would have incurred with a third party.

          Effective Aug. 13, 2002, Monsanto and Pharmacia entered into an agreement whereby Pharmacia paid Monsanto approximately $40 million, and transferred certain assets, as payment for certain of Monsanto's expenses relating to its separation from Pharmacia and to the spinoff of Monsanto by Pharmacia.

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

          On June 27, 2002, Monsanto declared a quarterly dividend of $0.12 per share and recorded a related dividend payable to Pharmacia of $26 million, which was recorded in accrued liabilities. The second quarter dividend was paid to Pharmacia during the third quarter of 2002. As a result of the Aug. 13, 2002 spinoff, Pharmacia is no longer a shareowner of Monsanto.

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

          Monsanto was originally incorporated in February 2000 as a subsidiary of Pharmacia Corporation. In October 2000, Monsanto sold approximately 15 percent of its common stock at $20 per share in an initial public offering
     (IPO). On Aug. 13, 2002, Pharmacia completed a spinoff of Monsanto by distributing its entire ownership interest via a tax-free dividend to Pharmacia's shareowners.

          The primary operating performance measure for our two segments is earnings (loss) before cumulative effect of accounting change, interest and income taxes (EBIT). Our seed company acquisitions in 1998 and 1997 affected results by substantially increasing amortization expense associated with intangible assets recorded at the time of acquisition. EBIT in 2001 included amortization expense related to goodwill and other intangible assets, a majority of which related to these seed company acquisitions. However, since the adoption on Jan. 1, 2002, of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we no longer amortize our goodwill. (See Note 2 - New Accounting Standards - of Notes to Consolidated Financial Statements - for further details.) Thus, EBIT in 2002 only reflects amortization related to other intangible assets. Accordingly, management believes that earnings
     (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of our business. EBITDA eliminates, among other things, the effects of depreciation of tangible assets and amortization of intangible assets, most of which resulted from the seed company acquisitions accounted for under the purchase method of accounting.

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

          Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements, the accompanying notes and the Quantitative and Qualitative Disclosures About Market Risk following this section. This quarterly report on Form 10-Q should be read in conjunction with Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001, and quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. Financial information for the first nine months of 2002 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season in the Northern Hemisphere.

          Unless otherwise indicated, "Monsanto," "Monsanto Company" and "the company," and references to "we," "our" and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural business of Pharmacia. For more information, see
     Note 1 - Background and Basis of Presentation - of Notes to Consolidated Financial Statements. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In the tables, all dollar amounts are in millions, except for per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn and garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and non-branded glyphosate-based herbicides, excluding all lawn and garden herbicide products.

     Results of Operations - Third Quarter 2002 Compared with Third Quarter 2001

          Monsanto reported a net loss of $165 million, or $0.63 per share for the third quarter of 2002, compared with a net loss of $45 million, or $0.17 per share for the third quarter of 2001. The factors affecting the quarter-to-quarter comparison are discussed below.

                                                                             Three Months Ended
                                                                                 Sept. 30,
                                                                           ------------------------
        Total Monsanto Company and Subsidiaries:                               2002        2001
        ---------------------------------------                                ----        ----
           Net sales                                                         $  679     $   936
                                                                             ======     =======

           Gross profit                                                      $  201     $   384
                                                                             ======     =======

           Loss before cumulative effect of accounting change                $ (165)    $   (45)
               Add:   Interest expense - net of interest income                  14          11
                      Income tax provision (benefit)                            (83)        (32)
                                                                             ------     -------
           EBIT(1)                                                             (234)        (66)
               Add:   depreciation and amortization                             119         145
                                                                             ------     -------
           EBITDA(2)                                                         $ (115)    $    79
                                                                             ======     =======

          (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
          (2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          Net sales declined 27 percent to $679 million for the three-month period ended Sept. 30, 2002, compared with $936 million for the same period last year. Lower sales in Latin America affected both the Agricultural Productivity segment and the Seeds and Genomics segment. We are continuing to implement changes to our business model and certain actions in conjunction with our customers to address the continued economic uncertainty and unfavorable market conditions in Latin America. These actions, which have affected and will continue to affect sales and EBIT in 2002, are intended to reduce working capital levels and reduce our credit risk and exposure in Argentina and Brazil. Our results in the third quarter of 2002 reflect lower sales in Latin America, and higher product returns and currency losses in Argentina stemming from the economic crisis in that country. In the United States, sales of ROUNDUP herbicides were negatively affected by continued competitive pressures and unusually dry weather in the Midwest and the Plains. For a more detailed discussion of these and other factors affecting the third quarter net sales comparison, see "Agricultural Productivity Segment" and "Seeds and Genomics Segment."

          Third quarter 2001 net sales included approximately $50 million of net sales and related cost of goods sold related to our grain sales program in Latin America. In 2002, we changed the way we account for the program to no longer record revenues and cost of goods sold of essentially the same

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     amount. Under the nature of the current program, we no longer take ownership of the grain, thereby eliminating the associated inventory risk.

          For the three-month period ended Sept. 30, 2002, cost of goods sold declined 13 percent to $478 million, from cost of goods sold of $552 million for the three months ended Sept. 30, 2001. As discussed above, last year's third quarter included approximately $50 million of cost of goods sold related our grain sales program. The 13 percent decline in cost of goods sold is less than the 27 percent decline in sales due to a number of items that increased cost of goods sold this year. Reducing our production volumes in connection with changes to our Latin American business model led to higher cost of goods sold due to higher manufacturing variances, as did higher seed obsolescence. Restructuring expenses recorded in cost of goods sold were also slightly higher in 2002 than in 2001. As a result of the net sales and cost of goods sold factors described above, gross profit declined to $201 million for the third quarter of 2002, from $384 million for the third quarter of 2001.

          Total operating expenses for the third quarter of 2002 declined $30 million from the same period last year. Third quarter 2002 selling, general and administrative (SG&A) expenses increased slightly when compared with the third quarter of 2001. Savings realized from continued cost management efforts were offset by higher employee benefit-related expenses. Also contributing to the increase in SG&A expenses were agency fees payable to The Scotts Company (Scotts) because of higher lawn and garden net sales in 2002. On a quarter-to-quarter comparison, bad debt expense declined because of allowances established last year related to receivables from customers in the Commonwealth of Independent States. However, on a year-to-date comparison, 2002 bad debt expense is significantly higher because of the $154 million allowance for doubtful accounts we established in the second quarter related to estimated uncollectible trade receivables in Argentina.

          Research and development (R&D) expenses for the third quarter 2002 declined from last year's third quarter levels as we continue to control spending. We have not yet realized the full savings from our 2002 restructuring plan. For further details, see "Restructuring and Other Special Items."

          Operating results for the third quarter of 2002 include the positive effect of SFAS No. 142, the new accounting standard related to the amortization of goodwill. In the third quarter of 2001, we recorded $30 million of goodwill amortization expense. Since adoption of SFAS No. 142 on Jan. 1, 2002, we no longer amortize our goodwill.

          We are continuing to recognize expenses related to our 2002 restructuring plan, with $28 million recorded in the third quarter of 2002. Approximately $19 million of these expenses were recorded as restructuring expenses - net. In 2001, we recorded a total of $12 million of expenses related to our 2000 restructuring plan to focus on key crops. For further details on both plans, see "Restructuring and Other Special Items."

          Interest expense, net of interest income and capitalized interest, increased slightly to $14 million for the third quarter of 2002. Our cash flow improvement led to lower interest expense because of lower debt levels, and we also benefited from slightly higher interest income. However, the completion of our Camacari, Brazil, facility also affects the comparison, as it reduced net interest expense last year through capitalized interest credits.

          We recognized $11 million of net other expense in the third quarter of 2002, compared with net other income of $4 million in the third quarter of 2001. The difference is caused primarily by the other income we recognized last year resulting from gains that were realized upon the sale of equity securities.

          Income tax benefit increased to $83 million for the third quarter of 2002 compared with $32 million for the same period in 2001. This higher tax benefit corresponds to the larger pretax loss (before cumulative effect of accounting change) in the third quarter of 2002 compared with the third quarter of 2001. The effective tax rate decreased to 33 percent for the three months ended Sept. 30, 2002, from 42 percent for the three months

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     ended Sept. 30, 2001. The absence of goodwill amortization has led to an improvement in the effective tax rate in 2002 because the majority of our historical goodwill amortization was not deductible for tax purposes.

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

                                                                           Three Months Ended
                                                                                Sept. 30,
                                                                      ------------------------------
                                                                            2002            2001
                                                                            ----            ----
           Net Sales
                ROUNDUP and other glyphosate-based herbicides                $281           $489
                 All other                                                    224            202
                                                                             ----           ----
                     Total Net Sales                                         $505           $691
                                                                             ====           ====

           Gross Profit
                ROUNDUP and other glyphosate-based herbicides                $ 79           $219
                 All other                                                     64             78
                                                                             ----           ----
                     Total Gross Profit                                      $143           $297
                                                                             ====           ====

           EBIT(1)                                                           $(77)          $ 91
              Add: depreciation and amortization                               60             59
                                                                             ----           ----
           EBITDA(2)                                                         $(17)          $150
                                                                             ====           ====

          (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
          (2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          In the Agricultural Productivity segment, third quarter 2002 net sales declined $186 million from the same period a year ago. The majority of this decline is attributable to lower sales of ROUNDUP and other glyphosate-based herbicides, primarily in North America and Latin America. Worldwide, volumes and net selling prices of these products declined.

          Economic conditions in Latin America and the resulting operational decisions we have made there to reduce our business risk affected 2002 sales. In Argentina, we continue to operate with primarily cash-or-grain sales terms, and our current experience is that a larger percentage of third quarter sales were made on a cash basis. While these sales reduce our credit risk, they carry a lower net selling price than sales made on grain terms to reflect our lower credit risk and financing costs. In Argentina, returns under a one-time exception to our policy regarding crop protection products reduced sales of ROUNDUP and other glyphosate-based herbicides by approximately $60 million in the third quarter of 2002. Because of the economic conditions in Argentina brought on by the economic crisis earlier in the year, we allowed crop protection product returns on a case-by-case basis to maintain long-term customer relationships and reduce risks for both parties. Tightened credit terms also affected net sales of ROUNDUP and other glyphosate-based herbicides in Brazil, though the market there for glyphosate is strong.

          In the United States, net selling prices of ROUNDUP and other glyphosate-based herbicides increased slightly, while the volume sold decreased significantly. As a result, net sales declined 37 percent. The lower volumes were due in part to market share loss and adverse weather conditions. These weather conditions diminished the overall growth of the U.S. glyphosate market. The dry weather conditions in the summer and early fall reduced the growth of weeds and thus the need for herbicides. Monsanto's sales of ROUNDUP herbicide for weed control in ROUNDUP READY crops and the fallow market were particularly hurt by these conditions. In

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     addition, 2002 sales in preparation for the 2003 growing season are lower than 2001 sales were for the 2002 growing season, as our operating plan is to keep year-end distribution inventory levels flat relative to last year's distribution inventory levels. Average net selling prices in the third quarter benefited from a new product launch; however, on an annual basis, average net selling prices of ROUNDUP in the United States are expected to be down approximately 7 to 8 percent, which includes the effect of the shift in mix to lower-priced glyphosate products. For the full year, volumes of ROUNDUP in the United States are expected to be down approximately 15 to 20 percent.

          In Canada, net sales were also affected by the unfavorable, dry weather conditions. Net sales in Asia declined, while sales in Europe increased. The sales decline in Asia resulted from our agreement earlier in the year to sell certain herbicide business assets. Volumes of glyphosate that we manufacture and supply to third parties also declined, for the same reasons discussed above.

          Net sales of our other Agricultural Productivity segment products improved, led by a sales increase in our lawn and garden herbicide business. This sales improvement reflects an increase in demand, as well as a shift in timing as retailers are focused on minimizing their inventory levels by more closely matching the timing of orders to anticipated sales to their customers. As a result, certain sales that historically would have occurred in the first quarter of 2002 took place in the second quarter and third quarters of 2002. Good weather on weekends in key suburban selling areas for residential lawn and garden products and a successful new competitive advertising campaign have led to higher sales on a year-to-date comparison. The lawn and garden sales increase was slightly offset by lower sales of our other herbicides, while sales in our animal agriculture business remained relatively unchanged.

          EBIT for the segment totaled a loss of $77 million for the third quarter of 2002, versus a gain of $91 million for the same period last year. The lower net sales in 2002 generated less gross profit. In addition, changes to production volumes in connection with our new Latin American business model negatively affected cost of goods sold due to higher manufacturing variances. Third-quarter restructuring expenses related to this segment were also higher this year when compared with the same period last year ($20 million in 2002, compared with $8 million in 2001).

     Seeds and Genomics Segment
     --------------------------
          The Seeds and Genomics segment consists of our global seeds and related trait business, and genetic technology platforms. We produce leading seed brands, including DEKALB and ASGROW, and we provide our seed partners with biotechnology traits for herbicide tolerance and insect protection.

                                                                           Three Months Ended
                                                                                Sept. 30,
                                                                      ------------------------------
                                                                             2002            2001
                                                                             ----            ----
           Net Sales                                                         $ 174          $ 245
                                                                             =====          =====

           Gross Profit                                                      $  58          $  87
                                                                             =====          =====

           EBIT(1)                                                           $(157)         $(157)
              Add: Depreciation and amortization                                59             86
                                                                             -----          -----
           EBITDA(2)                                                         $ (98)         $ (71)
                                                                             =====          =====

          (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
          (2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          In the Seeds and Genomics segment, third quarter 2002 net sales totaled $174 million, compared with $245 million for the same period last year. Net sales gains in the United States were offset by a net sales

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     decline in Latin America as we continue to carry out our operational changes to improve our business model in a region which is troubled by poor economic conditions. As discussed earlier in MD&A, third quarter 2001 net sales included approximately $50 million of net sales and related cost of goods sold related to our grain sales program in Latin America. Because we changed the nature of the program, we also changed the way we account for the program to no longer record revenues and cost of goods sold of essentially the same amount.

          Corn sales in the United States increased, reflecting an increase in planted acreage of corn this year and continued strong market performance by our DEKALB and ASGROW brands during the 2002-selling season. We also benefited from lower return experience this quarter, driven by higher demand and effective product placement to match the needs of farmers. As expected, seed sales in Argentina for the third quarter of 2002 declined as a result of the economic crisis in that country. The continued deterioration of the Brazilian corn market has negatively affected sales in 2002, and in 2001 we experienced approximately $20 million of higher-than-anticipated returns of corn seed. The current economic conditions favor soybeans, which require lower input costs. As we reduce our risk in that region, the sales that take place will occur closer to the time that the farmers use the product.

          Third quarter EBIT for the segment remained unchanged at a loss of $157 million. Lower gross profit in Latin America and additional seed obsolescence charges were offset by a more profitable U.S. seed and trait business. The segment also benefited from no longer amortizing goodwill, a result of adopting SFAS No. 142. EBITDA, which excludes the goodwill amortization expense recorded in 2001, was a loss of $98 million for 2002, compared with a loss of $71 million last year.

     Results of Operations - First Nine Months of 2002 Compared with First Nine Months of 2001

          We recognized a net loss of $1.8 billion, or $6.67 per share, for the first nine months of 2002. For the first nine months of 2001, we recognized net income of $399 million, or $1.51 per share. The following factors affected the year-to-date comparison:

          o $1.8 billion aftertax goodwill impairment upon adoption of SFAS No. 142, which was recorded as of Jan. 1, 2002, as a cumulative effect of a change in accounting principle (see "New Accounting Standards")
          o Lower volumes and prices of ROUNDUP herbicides, particularly in the United States
          o Establishment of a $154 million pretax bad debt reserve in the second quarter related to Argentine receivables
          o Operational changes in 2002 to reduce risk in Latin America (which reduced earnings per share by $0.61), caused by continued economic and market uncertainties
          o Higher-than-anticipated Latin American (primarily Brazil) corn seed returns in 2001
          o Absence of goodwill amortization in 2002, as a result of adopting SFAS No. 142
          o    Gain from  sales of certain  assets  for use in  certain  ex-U.S.
               markets

                                                                            Nine Months Ended
                                                                                Sept. 30,
                                                                       ---------------------------
           Total Monsanto Company and Subsidiaries:                        2002         2001
           ---------------------------------------                         ----         ----
              Net Sales                                                  $3,453        $4,253
                                                                         ======        ======
              Gross Profit                                               $1,623        $2,180
                                                                         ======        ======
              Income before cumulative effect of accounting
                change                                                   $   68        $  399
                  Add:   Interest expense - net of interest income           43            55
                         Income tax provision                                29           233
                                                                         ------        ------
              EBIT(1)                                                       140           687
                  Add:   Depreciation and amortization                      348           414
                                                                         ------        ------
              EBITDA(2)                                                  $  488        $1,101
                                                                         ======        ======

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

          Net sales declined 19 percent to $3.5 billion in the first nine months of 2002 from net sales of $4.3 billion for the first nine months of 2001. Sales from the Agricultural Productivity and, to a lesser extent, the Seeds and Genomics segments declined because of several factors. In the Agricultural Productivity segment, sales declined due to lower volumes and lower average net selling prices of our ROUNDUP and other glyphosate-based herbicides. The lower volumes were due primarily to market share loss and to unfavorable weather conditions in key U.S. planting regions.

          Both segments were affected by economic conditions in Latin America (including the economic crisis in Argentina that originated at the beginning of the year), and by operational changes to our business model to address the continued economic uncertainty and unfavorable market conditions there, and by the actions we are taking in conjunction with our customers in that region. These changes and actions, which have affected and will continue to affect sales and EBIT in 2002, are intended to reduce investments in working capital and reduce our credit risk and other exposures in Argentina and Brazil. The resulting lower sales in Latin America, and higher product returns and currency losses in Argentina, have negatively affected 2002 earnings per share by $0.61 per share. In 2001, higher-than-anticipated returns of corn seed in Latin America (primarily Brazil) negatively affected sales by approximately $120 million and earnings per share by approximately $0.20 per share. For a more detailed discussion of these and other factors affecting the first nine months of 2001 and 2002, see "Agricultural Productivity Segment" and "Seeds and Genomics Segment."

          Cost of goods sold declined 12 percent to $1.8 billion for the first nine months of 2002 from $2.1 billion for the same period in 2001, reflective of lower sales in the segment. In addition, a reduction of production volumes in connection with changes to our Latin American business model led to higher cost of goods sold. Higher seed obsolescence in Latin America increased cost of goods sold as well. The combination of the aforementioned net sales and cost of goods sold factors led to a 26 percent decline in gross profit. As a percent of sales, gross profit declined 4 percentage points.

          Operating expenses for the first nine months of 2002 declined when compared with operating expenses for the same period in 2001, as a significant increase in bad debt expense related to Argentina was more than offset by the benefit of no longer amortizing goodwill and a decline in SG&A expenses. SG&A expenses for the first nine months of 2002 declined 9 percent when compared with the first nine months of 2001. We have achieved these lower spending levels through our continued emphasis on cost management. SG&A expenses also reflect lower employee-related costs, as well as an approximate $25 million reduction of costs stemming from our agreement to sell certain Monsanto herbicide assets to Nissan Chemical Industries, Ltd. (Nissan).

          In 2002, we have recorded $183 million of bad debt expense, $154 million of which relates to the allowance we established in the second quarter for estimated uncollectible trade receivables in Argentina. This allowance was established because of the continued economic deterioration and market conditions in Argentina. For further discussion of the economic conditions in Argentina and their effect on our business, see "Outlook - Update." Excluding the Argentine bad debt allowance established in the second quarter, year-to-date bad debt expense in 2002 is in line with 2001 year-to-date bad debt expense of $29 million.

          R&D expenses for the first nine months of 2002 decreased 6 percent when compared with the same period last year, as we continue to focus our spending. The majority of planned savings in R&D from the 2000

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     restructuring  plan have been  substantially  realized in our 2001 and 2002
     results,   and  we  have  not  yet  realized  the  full  savings  from  our
     2002-restructuring plan.

          Operating results in 2002 include the positive effect of SFAS No. 142, the new accounting standard related to the amortization of goodwill. In the first nine months of 2001, we recorded $91 million of goodwill amortization expense. Since adoption of SFAS No. 142 on Jan. 1, 2002, we no longer amortize our goodwill.

          Results for the first nine months of 2002 include charges relating to our 2002 restructuring plan, while 2001 results include charges relating to our 2000 restructuring plan to focus on key crops. Of the $93 million of expenses recognized to date relating to our 2002 plan, $75 million was recognized as restructuring charges - net. Of the $81 million of expenses realized in the first nine months of 2001 relating to our 2000 restructuring plan, $61 million were recognized as restructuring charges - net. For further details on both plans, see "Restructuring and Other Special Items."

          Interest expense, net of interest income and capitalized interest, declined $12 million. We benefited from lower interest rates during most of the year, as well as lower average borrowing levels throughout 2002. However, lower interest capitalized on construction reduced last year's net interest expense. A majority of this capitalized interest related to the construction of our Camacari, Brazil, facility, which was completed last year.

          Other expense - net increased $19 million from $28 million for the first nine months of 2001 to $47 million for the first nine months of 2002. In both periods, other expense includes equity affiliate expense associated with our Renessen LLC joint venture. Both periods also include gains that were realized upon the sale of equity securities ($10 million in 2002, and $8 million in 2001). On a year-over-year comparison, the other expense - net was affected by a number of items.

          In 2002, we recorded:
          o Approximately $20 million of higher currency losses when compared with the same period last year, reflecting the further devaluation of our net assets denominated in Argentine pesos, which were partially offset by currency gains in Brazil
          o Approximately $20 million of other income related to sales of certain herbicide assets for use in ex-U.S. markets, including the Nissan transaction in Japan and a smaller transaction related to the Australian and New Zealand markets
          o Other expense related to a broad-reaching business agreement between Monsanto and certain subsidiaries, E.I. du Pont de Nemours (DuPont) and DuPont's Pioneer Hi-Bred International Inc. (Pioneer) subsidiary, resolving a number of important business and patent disputes between them, and also agreeing to new business arrangements, including the granting of licenses

          In 2001, we recognized:
          o Other income from a deferred payout provision related to a past business divestiture
          o    The impairment of an equity investment
          o A loss related to the early extinguishment of Employee Stock Ownership Plan (ESOP) debt that was previously classified as an extraordinary loss (see "New Accounting Standards" for further details)

          Income tax provision for the first nine months of 2002 decreased significantly when compared with income tax provision for the same period last year. This decrease is consistent with the lower pretax income during the period. The effective tax rate decreased to 30 percent for the year-to-date period, from 37 percent for the first nine months of 2001. The absence of goodwill amortization has led to an improvement in the effective tax rate in 2002 because the majority of our historical goodwill amortization was not deductible for tax purposes.

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

                                                                            Nine Months Ended
                                                                                Sept. 30,
                                                                      ------------------------------
                                                                           2002            2001
                                                                           ----            ----
           Net Sales
                ROUNDUP and other glyphosate-based herbicides              $1,487         $2,009
                 All other                                                    993          1,064
                                                                           ------          -----
                     Total Net Sales                                       $2,480         $3,073
                                                                           ======         ======

           Gross Profit
                ROUNDUP and other glyphosate-based herbicides              $  717         $1,093
                 All other                                                    437            477
                                                                           ------         ------
                     Total Gross Profit                                    $1,154         $1,570
                                                                           ======         ======

           EBIT(1)                                                         $  377         $  862
              Add: Depreciation and amortization                              177            167
                                                                           ------         ------
           EBITDA (2)                                                      $  554         $1,029
                                                                           ======         ======

          (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
          (2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          Net sales for the Agricultural Productivity segment declined 19 percent from $3.1 billion for the first nine months of 2001 to $2.5 billion for the first nine months of 2002. Lower sales of ROUNDUP and other glyphosate-based herbicides and to a much lesser extent, our selective herbicides, drove the decline in sales. These net sales declines were slightly offset by higher sales of our lawn and garden herbicide products and a net sales increase in our animal agricultural business.

          The overall decline in worldwide net sales of our ROUNDUP and other glyphosate-based herbicides was driven by a decline in both volumes and average net selling prices, with the largest declines in the United States and Argentina. In the United States, net sales of ROUNDUP and other glyphosate-based herbicides declined 26 percent, primarily resulting from lower volumes. A decline in average net selling prices also contributed to the lower net sales. Market share loss, particularly in the burndown and over-the-top markets, contributed to the lower volumes. In addition, adverse weather conditions throughout the year reduced the amount of ROUNDUP used in the over-the-top, fallow, and post-harvest markets. As a result, the overall growth of the U.S. glyphosate market was lower than expected. Wet weather during spring months delayed planting of corn and soybeans, which reduced over-the-top applications of ROUNDUP herbicides. This wet weather was followed by hot, dry weather in late summer and early fall, which further reduced the number and rate of ROUNDUP applications in 2002. In addition, 2002 sales in preparation for the 2003 growing season are lower than 2001 sales were for the 2002 growing season, as our operating plan is to keep year-end distribution inventory levels flat relative to last year's distribution inventory levels. Prices of ROUNDUP herbicides were affected by the mix of products sold and other competitive factors. For the full year, average net selling prices of ROUNDUP in the United States are expected to be down approximately 7 to 8 percent, which includes the effect of the shift in mix to lower-priced glyphosate products. For the full year, volumes of ROUNDUP in the United States are expected to be down approximately 15 to 20 percent.

          Economic conditions and the actions we are taking with our customers to reduce our risk in Latin America affected the sales of ROUNDUP and other glyphosate-based herbicides in Argentina. In Argentina, returns under a one-time exception to our policy regarding crop protection products reduced sales of ROUNDUP and other glyphosate-based herbicides by approximately $60 million in 2002. Because of the economic conditions in Argentina brought on by the economic crisis earlier in the year, we allowed crop protection product returns on a case-by-case basis to maintain long-term customer

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     relationships and reduce risks for both parties. Even under tightened credit terms, sales of ROUNDUP and other glyphosate-based herbicides in Brazil increased on higher volumes. This sales improvement was in response to higher demand and increased applications of these herbicides. Competitive pricing of generic products decreased sales in Asia early in the year. In the third quarter, sales in Asia declined as a result of the agreement in the second quarter of 2002 to sell certain of our herbicide assets to Nissan for use in Japanese markets. Volumes of glyphosate that we manufacture and supply to third parties declined, for the same reasons described above.

          Overall sales of our other agricultural productivity businesses declined, though our lawn and garden herbicides and animal agriculture businesses experienced sales increases. Sales of our acetanilide products, in particular our U.S. acetanilide products, decreased because of higher product sales earlier in the 2002 selling season (which began in the third quarter of 2001) when compared with the 2001 selling season. In addition, despite a strong corn market in the United States, fewer pre-treatment acetanilide applications occurred because of the wet spring weather across a significant portion of the U.S. corn belt. Sales in our environmental technologies business also declined.

          The factors above led to an overall decline in EBIT for the segment, though the most notable effects were from the lower U.S. ROUNDUP volumes and prices, and from our actions to reduce risk in Latin America. These actions led to lower production volumes, which in turn led to unfavorable cost of goods sold manufacturing variances. Segment EBIT was also negatively affected by the bad debt expense relating to estimated uncollectible accounts receivable in Argentina. Lower operating expenses slightly mitigated these margin shortfalls. The sales of certain herbicide assets contributed to EBIT, through reduced SG&A expenses and other income. SG&A expenses also declined because of lower employee-related costs and continued cost management. In addition, our R&D spending was lower in 2002, as we continue to focus our spending.

     Seeds and Genomics Segment
     --------------------------
          The Seeds and Genomics segment consists of our global seeds and related trait business, and genetic technology platforms. We produce leading seed brands, including DEKALB and ASGROW, and we provide our seed partners with biotechnology traits for herbicide tolerance and insect protection.

                                                                            Nine Months Ended
                                                                                Sept. 30,
                                                                      ------------------------------
                                                                           2002            2001
                                                                           ----            ----
           Net sales                                                       $ 973         $1,180
                                                                           =====         ======

           Gross Profit                                                    $ 469         $  610
                                                                           =====         ======

           EBIT(1)                                                         $(237)        $ (175)
              Add: Depreciation and amortization                             171            247
                                                                           -----         ------
           EBITDA(2)                                                       $ (66)        $   72
                                                                           =====         ======

          (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes
          (2) Earnings (loss) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization

          Net sales for the Seeds and Genomics segment totaled $973 million for the first nine months of 2002, compared with $1.2 billion for the same period last year. Corn seed and biotechnology trait revenues in the United States increased, reflecting an increase in planted acreage of corn this year and strong market performance by our DEKALB and ASGROW brands during the 2002-selling season. Grower acceptance of our biotechnology traits continues to grow, as demonstrated by the growth in total acres planted with our traits. A decline in U.S. soybean seed and trait revenues offset the corn increase. Despite the market dynamics of lower acres and increased

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     supply, our soybean brands maintained price and market share. In the first nine months of 2001, sales in this segment benefited from a shift in timing related to the royalty sales for our corn and soybean traits.

          Our Latin American grain sales program also affected the year-to-year comparison. Net sales for the first nine months of 2002 included approximately $50 million of net sales and related cost of goods sold related to this program. In 2002, we changed the way we account for the program to no longer record revenues and cost of goods sold of essentially the same amount. Under the nature of the current program, we no longer take ownership of the grain, thereby eliminating the associated inventory risk. While this change affects our net sales and cost of goods sold comparison, the effect on the EBIT comparison is minimal.

          Seeds and Genomics segment results for the first nine months of 2002 were significantly affected by the changes in our business model in Latin America. The goal of this new business model is to reduce working capital levels and reduce our credit risk and exposure in Argentina and Brazil in reaction to the continued economic uncertainty in that region. In Argentina, we experienced approximately $75 million of higher-than-anticipated seed returns (primarily corn seed) due to the economic crisis that originated at the beginning of the year and last year's flooding. Through the first nine months of 2001, we experienced approximately $120 million of higher-than-anticipated returns of high-priced corn seed, primarily in Brazil. These 2001 seed returns resulted from a strategic decision in 2000 to sell higher performance corn seed. However, farmers chose not to plant that seed, resulting in substantial returns of relatively high-priced corn seed in 2001. In 2002, the continued deterioration of the Brazilian corn market has negatively affected sales, as farmers have switched toward lower priced soybeans because of their lower input costs.

          Seeds and Genomics EBIT for the first nine months of 2002 was a loss of $237 million, as compared with an EBIT loss of $175 million for the same period last year. Our actions in Latin America negatively affected both net sales and gross profit in 2002 (primarily through higher obsolescence), while higher-than anticipated returns of Brazilian corn seed affected EBIT last year. Charges relating to our restructuring plans also affected EBIT in both periods. Charges related to our 2002 restructuring plan (recorded in 2002) were higher than the charges related to our 2000 plan recorded in 2001. While Seeds and Genomics EBIT was negatively affected by a portion of the bad debt expense related to estimated uncollectible accounts receivable in Argentina, lower operating expenses had a positive effect on EBIT. SG&A spending was lower due to lower employee-related costs and a continued focus on cost management. EBIT also benefited from the fact that we no longer amortize our goodwill in 2002. Several items affected other expense
     - net during the nine-month periods in both years. In 2002, we recognized other expense related to the broad-reaching business agreement with Pioneer and DuPont. In 2001, we recognized other income from a deferred payout provision related to a past business divestiture and the impairment of an equity investment. In both years, we recorded other income related to gains that were realized upon the sale of equity securities.

     Restructuring and Other Special Items

          The amounts related to the 2002 and 2000 restructuring plans were recorded in the Statement of Consolidated Operations in the following categories:

                                                               Three Months Ended                Nine Months Ended
                                                                    Sept. 30,                        Sept. 30,
                                                          ------------------------------    ----------------------------
                                                              2002             2001             2002            2001
                                                              ----             ----             ----            ----
         Cost of Goods Sold                                   $ (9)           $  (2)            $ (18)         $ (13)
         Restructuring charges - net(1)                        (18)              (9)              (75)           (61)
         Other Expense - net                                    --               (1)               --             (7)
                                                              ----            -----             -----          -----
         Income (Loss) Before Income Taxes                     (27)             (12)              (93)           (81)
            Income tax benefit                                   9                4                32             30
                                                              ----            -----             -----          -----
         Net Income (Loss)                                    $(18)           $  (8)            $ (61)         $ (51)
                                                              ====            =====             =====          =====

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          (1) Net of reversals of $1 million related to the 2000 Restructuring Plan for the three months and nine months ended Sept. 30, 2002.

          2002 Restructuring Plan:
          -----------------------
          In 2002, Monsanto's management approved a restructuring plan to further rationalize (i.e., consolidate or shutdown) facilities and reduce the work force. In connection with this plan, we recorded $94 million pretax ($61 million aftertax) of net charges in the first nine months of 2002, with $28 million pretax ($18 million aftertax) recorded in the third quarter. The pretax components of the restructuring for the three months and nine months ended Sept. 30, 2002 were as follows:

                                                                           Three Months Ended       Nine Months Ended
                                                                             Sept. 30, 2002           Sept. 30, 2002
                                                                             --------------           --------------
        Work Force Reductions                                                     $ 12                     $ 35
        Facility Closures / Exit Costs                                               5                       21
        Asset Impairments:
             Property, plant and equipment - net                                    10                       37
             Inventories                                                             3                        3
        Recoverable amount from third party                                         (2)                      (2)
                                                                                  ----                     ----
        Total Pretax Charge                                                       $ 28                     $ 94
                                                                                  ====                     ====

          These restructuring costs primarily relate to the closure of certain research sites and certain manufacturing sites, as well as work force reductions. The work force reductions for the three months and nine months ended Sept. 30, 2002, include involuntary employee separation costs for approximately 290 and 740 employees worldwide, respectively, including positions in marketing, research and development, manufacturing and administration. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations (less than $1 million for the three months and $8 million for nine months ended Sept. 30, 2002), equipment dismantling and disposal ($3 million for the three months and $7 million for nine months ended Sept. 30, 2002) and other shutdown costs ($2 million for the three months and $6 million for nine months ended Sept. 30,
     2002) resulting from the exit of certain research and manufacturing sites. The write-off of inventories was recorded within cost of goods sold. The recoverable amount from a third party represents a portion of the work force reduction and exit costs that will be reimbursed to Monsanto. Cash payments to complete these restructuring actions will be funded from operations and are not expected to significantly affect our liquidity. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

          During the first nine months of 2002, approximately 330 former employees received cash severance payments totaling $16 million. The work force reduction payments for the remaining 410 employees associated with these actions will be completed by Sept. 30, 2003. Exit costs of $4 million associated with contract terminations, equipment dismantling and disposal, and other shutdown costs were also paid during the first nine months of 2002.

          2000 Restructuring Plan:
          -----------------------
          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. In connection with this plan, we incurred $261 million of net charges in 2000. Restructuring and other special items, primarily associated with the implementation of this plan, also were recorded in 2001. These charges totaled $81 million pretax ($51 million aftertax) for the first nine months of 2001, with $12 million ($8 million aftertax) recorded in the third quarter. The fourth quarter of 2001 included $132 million of pretax restructuring and other special items to complete the 2000 Restructuring Plan at a total of $474 million of pretax charges.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          The pretax components of the restructuring and other special items for the three months and nine months ended Sept. 30, 2001, were as follows:

                                                                           Three Months Ended       Nine Months Ended
                                                                             Sept. 30, 2001           Sept. 30, 2001
                                                                             --------------           --------------
        Work Force Reductions                                                    $  1                    $21
        Facility Closures / Exit Costs                                              4                     22
        Asset Impairments:
             Inventories                                                            2                     13
             Other current assets                                                   2                      6
             Property, plant and equipment - net                                    2                     10
             Other intangible assets - net                                         --                      2
        Other Special Items                                                         1                      7
                                                                                  ---                    ---
        Total Pretax Charge                                                      $ 12                    $81
                                                                                  ===                    ===

          The work force reduction costs for the three months and nine months ended Sept. 30, 2001, included involuntary employee separation costs for approximately 30 and 260 employees worldwide, respectively, including positions in administration, manufacturing, and research and development related to noncore programs. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. Facility closures and other exit costs included expenses associated with contract terminations, equipment dismantling and disposal, and other shutdown costs resulting from the exit of certain research programs and noncore activities. The asset impairments were related to property, plant and equipment, other current assets and other intangible assets. In addition, $2 million and $13 million related to the write-off of inventories was recorded within cost of goods sold for the three months and nine months ended Sept. 30, 2001, respectively. We expect these employee reductions, asset dispositions and other exit activities to be completed by March 31, 2003. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly affect our liquidity. These actions have yielded annual cash savings of more than $100 million. For the nine months ended Sept. 30, 2001, a total charge of $7 million was recorded within other expense - net, for the impairment of equity securities caused by adverse business developments of the investees.

          During the first three quarters of 2002, $3 million was paid to former employees whose involuntary termination benefits were recorded in 2001, but elected to defer payment until 2002. For the first three quarters of 2002, approximately 400 former employees received cash severance payments totaling $22 million. Restructuring reversals were required as approximately 20 positions originally contemplated in the plan were eliminated through attrition. The work force reduction payments for the remaining 95 employees associated with this plan will be completed by March 31, 2003. Exit costs of $18 million associated with contract terminations, equipment dismantling and disposal were also paid during the first nine months of 2002.

          See  Note 9 -  Restructuring  and  Other  Special  Items - of Notes to
     Consolidated   Financial  Statements  for  further  details  regarding  our restructuring plans.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     Changes in Financial Condition as of Sept. 30, 2002

          Working Capital and Financial Condition
          ---------------------------------------

                                             Sept. 30, 2002       Dec. 31, 2001
                                             --------------       -------------
              Working capital                    $2,821               $2,420
              Current ratio                      3.06:1               2.02:1

          Our working capital at Sept. 30, 2002, increased approximately $400 million from Dec. 31, 2001, to $2.8 billion, primarily attributed to our reduction in short-term debt and short-term loans payable as a result of our August 2002 long-term debt issuance. Current liabilities declined, as did current assets. Trade receivables declined significantly, a result of many factors. Lower sales in 2002 affected the year-to-year comparison, as did the $154 million allowance for bad debt recorded in the second quarter of 2002 related to estimated uncollectible accounts receivable in Argentina. Trade receivables and accrued liabilities both decreased as we changed our agreements with customers, which allow the company to net marketing allowances against trade receivables. Currency devaluation in Brazil also reduced the receivables balance as of Sept. 30, 2002 compared to Dec. 31, 2001. Trade payables decreased consistent with the seasonality of our business.

          In connection with the new financing option in place for certain of our customers, we collected $113 million during 2002. This new $500 million revolving credit and liquidity facility allows certain major U.S. customers to borrow to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of a third-party specialty finance company using Monsanto's credit guidelines approved by the lender, a special purpose entity. The loans are sold to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE). Monsanto has no ownership interest in the lender, the QSPE or the loans. The company services the loans and provides a first loss guarantee of up to $100 million. We have not issued, and are not obliged to issue, any debt or equity securities in connection with this arrangement.

          As of Sept. 30, 2002, customer loans held by the QSPE totaled $100 million and the QSPE's liability to the conduits was $100 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms, which are generally six months or less, and we would revert to our past practice of providing customers with direct credit purchase terms. Servicing fee revenues were not significant. As of Sept. 30, 2002, Monsanto's recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

              Cash Flow
              ---------

                                                                            Nine Months Ended
                                                                                Sept. 30,
                                                                      ------------------------------
                                                                           2002             2001
                                                                           ----             ----
           Cash provided (required) by operations                          $  201          $(139)
           Cash required by investing activities                           $ (133)         $(346)
           Cash provided (required) by financing activities                $ (239)         $ 534

          Free cash flow (representing the sum total of cash flows from operations and investing activities) for the first nine months of 2002 improved more than $550 million from the same period last year, from negative free cash flow of $485 million last year to positive free cash flow of $68 million this year. Historically, our free cash flow for the first nine months of the year had been negative, as we used cash to fund the seasonal fluctuations in our business. Reduced capital expenditures and working capital are the primary drivers for positive free cash flow in 2002. Capital expenditures in the first nine months of 2002 declined

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     approximately $140 million from the first nine months of 2001. Improved management of our investment in working capital contributed significantly to cash flow during the first nine months. Although receivables are lower due to lower sales, earlier collections contributed to free cash flow, in part because of our new customer financing arrangement discussed above, under which we collected approximately $50 million in the third quarter that would typically be collected in the fourth quarter. A reduction of our customers' use of our internal financing program also contributed to our free cash flow. Cash flow improvements were also achieved by strong management of our inventories, as we controlled production costs in light of reduced sales. We also received proceeds of $63 million on the sale of investments and property, including the sale of herbicide assets to Nissan in the second quarter. In addition, we received almost $50 million from the long-term supply agreement with Nissan, which was included in cash flow from operations.

          Capital Resources and Liquidity
          -------------------------------
                                              Sept. 30, 2002       Dec. 31, 2001
                                              --------------       -------------
              Debt-to-capital                      23%                  19%

          As a result of our cash flow improvements, total debt as of Sept. 30, 2002, decreased when compared with Dec. 31, 2001 debt levels; however, the debt-to-capitalization ratio was negatively affected by the $2 billion pretax ($1.8 billion aftertax) goodwill impairment charge.

          In August 2002, we issued $800 million of 7-3/8% Senior Notes due Aug. 15, 2012 in two separate traunches. These notes were issued pursuant to a May 2002 shelf registration, under which $1.2 billion remains available for future debt issuances. (See Note 6 - Debt Issuance - of Notes to Consolidated Financial Statements for further details.)

          As of Sept. 30, 2002, we had unused committed external borrowing facilities amounting to $1.3 billion. These facilities exist largely to support our commercial paper borrowings. One facility is a $800 million 364-day facility which expires in July of 2003, and the other is a $500-million facility that expires in 2005.

          The Company plans to post an appeal bond on behalf of Solutia Inc. (see Part II - Item 5 - Other Information.)

     Outlook - Update

          Focused Strategy

          We believe that our focused approach to our business and the value we bring to our customers will allow us to maintain an industry leadership position in a difficult agricultural and economic environment. While growth from our traditional products will continue to be challenged in these conditions, we believe that our portfolio of integrated products and services continues to offer farmers cost-effective and value-added solutions. In the near term, we are focused on achieving continued growth in our seeds and traits businesses, while maintaining strong cash flows from ROUNDUP and our other crop protection products, and managing costs. Securing biotechnology approvals and continued development and commercialization of our research pipeline are key factors to our future growth, as we continue to transform our business to greater reliance on our seed and higher-margin traits businesses. Our seed biotechnology business is discussed in greater detail below. We will also continue to pursue strategic alliances involving the sale or license of certain products or product lines in certain ex-U.S. geographic areas, where appropriate.

          In the fourth quarter, results will include sales of seeds and technology traits in the United States as customers prepare for the 2003 growing season. Results for the remainder of 2002 will continue to be negatively affected by economic conditions in Latin America. The actions we have taken with our customers and operational decisions we have made are designed to reduce working capital, distribution inventories and risk in that region, by focusing on collections and maximizing cash flows.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          We remain committed to managing our operating costs and improving our cash position through working capital and capital expenditure management. As part of our emphasis on working capital, we are focusing on receivables collections and also have instituted more restrictive credit policies (particularly in Latin America) to improve the overall collectibility of our receivables going forward. We will also continue to seek new external financing alternatives for our customers to supplement the customer financing program discussed in "Changes in Financial Condition." Our primary working capital focus continues to be receivables management in Latin America, particularly in Argentina and Brazil.

          Latin America

          In the second quarter of 2002, we announced changes in how we approach our Latin American business, because of continued economic and market uncertainties. These actions are intended to improve the longer-term viability of our business there and to reduce overall risk. Because of the economic conditions in Argentina brought on by the economic crisis earlier in the year, we have allowed one-time crop protection product returns on a case-by-case basis to maintain long-term customer relationships and reduce risks for both parties. We will continue to operate primarily with cash or grain sales terms in Argentina. Our current experience is that a larger percentage of 2002 year-to-date sales are being made on a cash basis, compared to the same period last year. While these sales reduce our risk, they carry a lower net selling price than sales made on grain terms. In addition, as part of our plan to reduce our risk in Latin America, we have reduced distribution channel inventories in that region. While these steps will reduce sales and earnings for the year, we believe that they are appropriate for our business because they are designed to substantially reduce our credit risk and other exposures, as well as our working capital investment in Brazil and Argentina. This plan will continue to affect sales and EBIT for the remainder of 2002.

          We have been affected by significant reforms in Argentine monetary legislation and a decline in the value of the Argentine peso. The economic situation in Argentina continues to evolve, and reforms continue to have an effect on our operations in Argentina. For example, our sales, margins, and foreign currency transactional gains/losses, may be adversely affected based on fluctuations in foreign currency exchange rates and the level of inflation experienced. While we have prepared our 2001 and 2002 financial statements relating to the Argentine operations on a U.S. dollar functional basis, we could be required to change our functional currency designation in Argentina based on future government economic reforms. The peso-to-U.S. dollar exchange rate is 3.52-to-1.00 as of Oct. 31, 2002.

          In March 2002, the Argentine government issued a decree establishing a 20 percent export tax on agricultural exports. It also ruled that U.S. dollar-denominated contracts in agricultural markets entered into prior to Jan. 6, 2002 (Predevaluation Contracts), must be honored at the same exchange rate as the one obtained for exports of the agricultural products that contain the agricultural inputs. This decree was amended on July 2, 2002, with the issuance of Resolution Number 143, which states that the future settlement of the Predevaluation Contracts on farm inputs will be subject to a 25 percent reduction (including the 20 percent export taxes discussed above) on the U.S. dollar price. In the second quarter of 2002, we established an allowance of $154 million pretax for estimated uncollectible accounts receivable in Argentina, of which $44 million has been written off against accounts receivable as of Sept. 30, 2002. The Argentine agricultural markets continue to be primarily export-oriented, and their export sales are generally denominated in U.S. dollars. The exchange rate between the U.S. dollar and peso will continue to fluctuate as the company continues its collection efforts.

          Year-to-date collections in Argentina are down approximately 23 percent, primarily due to lower sales and the effect of the 25 percent reduction of amounts owed for farm inputs for agricultural exports. We have been able to collect essentially all of our Predevaluation Contracts that were secured with grain, net of the 25 percent reduction. Also, primarily all of our year-to-date sales in Argentina have been made for either cash or grain. While we cannot determine how government actions and economic conditions in Argentina will affect the value of the $230 million of net receivables outstanding as of Sept. 30, 2002, we continue to aggressively pursue customer collections. Management's current assessment of the situation is that the collectibility of the accounts receivable has improved and the allowance balance is adequate.

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

          ROUNDUP Herbicide

          ROUNDUP herbicide is key to our integrated strategy. Primary opportunities for ROUNDUP volume growth in the future will be ROUNDUP use in conjunction with conservation tillage systems and growth in ROUNDUP READY crops. Conservation tillage helps farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weeds. We believe that there is significant volume yet to be gained through conservation tillage and applications of ROUNDUP over the top of ROUNDUP READY crops. We intend to maintain our leadership position by providing new and unique formulations (such as ROUNDUP WEATHERMAX herbicide) and services to growers, and by offering integrated seed, biotech and chemistry solutions. We expect to continue to benefit from our bulk logistics and low-cost manufacturing capabilities. We also sell glyphosate to other herbicide producers to capitalize on our manufacturing economies of scale.

          We plan to build on our advantages as we face increased competition for our ROUNDUP business. Without patent protection worldwide, ROUNDUP herbicide continues to face competition from generic producers and marketers, whose pricing policies in most instances cause downward pressure on our prices. Since the expiration of our U.S. glyphosate patent in 2000, we also face these pressures in the United States, where our market share has declined over the past two years. The current plan for the ROUNDUP herbicide business in the United States assumes that we will continue to see growth in the overall market for glyphosate, while facing price and market share declines for our ROUNDUP brands. However, if price or market share declines, or the overall market growth, deviate significantly from our expectations, we will need to consider additional changes to our business model.

          For the year, U.S. ROUNDUP herbicide volumes will be down because of market share loss in the burndown and over-the-top segments and adverse weather conditions (wet spring, dry summer) which negatively affected the overall growth of the glyphosate market. In addition, 2002 sales in preparation for the 2003 growing season are expected to be lower than 2001 sales were in preparation for the 2002 growing season, as our operating plan is to keep year-end distribution inventory levels flat relative to last year's distribution inventory levels. Distribution channel inventories have increased significantly in the United States within the past three years. Our goal is that, in the future, sales of ROUNDUP herbicides will approximate usage on a seasonal basis. This strategy is expected to contribute to reduced volumes for 2002. However, many factors that are not within our control may affect usage of ROUNDUP herbicides (for example, weather conditions). Higher product levels at our distributors could materially adversely affect our future results of operations, particularly in the event of an unanticipated rate of reduction in prices of competitive glyphosate products or in ROUNDUP usage. In addition, if distributors elect to reduce their inventory levels from current levels, sales volumes of ROUNDUP herbicides would be materially adversely affected.

          ROUNDUP herbicide prices are also expected to decline in the United States for the year. We reduce prices in selected markets in order to increase volumes, penetrate new markets and compete effectively. We expect to continue to selectively reduce average prices through discounts, rebates or other promotional strategies, as well as through new formulations and product mix changes. For example, in 2001 we introduced RT MASTER herbicide, which is formulated and priced for conservation tillage use in the highly elastic wheat market. Our pricing strategy likely will result in a reduction in our gross margin, consistent with the reduction in recent years.

          Seed Biotechnology

          Monsanto invests more than 80 percent of its R&D in the areas of seeds, genomics and biotechnology. These are the fastest growing segments in the agriculture industry. As the seed and biotechnology segments of the

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     industry become more important to our business, we have increased our focus in this area. Biotechnology traits offer growers several benefits: lower costs, greater convenience and flexibility, higher yields, and the ability to adopt environmentally responsible practices like conservation tillage. We have introduced biotechnology traits for glyphosate tolerance and for insect protection.

          ROUNDUP and other glyphosate-based herbicides can be applied over the top of our glyphosate-tolerant ROUNDUP READY crops, controlling weeds without injury to the crop. This integration of agricultural chemicals and enhanced seeds offers growers a cost-effective solution for weed control. To date, we have introduced ROUNDUP READY traits for soybeans, corn, canola and cotton. In 2002, we estimate that approximately 112 million acres were planted with ROUNDUP READY crops. In addition, our insect-protection seed traits, such as YIELDGARD for corn and BOLLGARD for cotton, serve as alternatives to certain chemical pesticides. We also "stack" ROUNDUP READY and insect-protection traits for corn and cotton. We currently estimate that 136 million acres were planted with our seed biotechnology traits worldwide in 2002, compared with approximately 123 million in 2001; and that approximately 98 million acres were planted in the United States during the 2002 growing season, compared with approximately 86 million acres in the previous year.

          We are working to secure  additional  biotechnology  approvals for our existing products globally, and toward the development and commercialization of biotechnology traits and products in our research pipeline. We are continuing our efforts to obtain approval in Brazil for planting of ROUNDUP READY soybeans, and in Europe for importing corn that contains the ROUNDUP READY trait. We have two new biotechnology traits ready to enter the U.S. market in 2003, pending successful completion of regulatory reviews -- YIELDGARD Rootworm corn and BOLLGARD II cotton, both of which have received clearance from the U.S. Food and Drug Administration and the U.S. Department of Agriculture, and are awaiting registration by the U.S. Environmental Protection Agency. In addition, YIELDGARD Rootworm corn has received all necessary import clearance by Japanese regulatory agencies, and BOLLGARD II cotton is awaiting environmental clearance in Japan.

          We continue to address concerns raised by consumers and public interest groups and questions raised by government regulators regarding agricultural and food products developed through biotechnology. We are committed to addressing these issues, and to achieving greater acceptance, efficient regulation, and timely commercialization of biotechnology products.

          We also continue to address concerns about the adventitious or unintended trace presence of biotechnology materials in seed, grain or food. We expect these types of issues to continue. We are addressing the issue of adventitious presence through our own seed quality programs, by working with others in seed, grain, feed and food industry associations, by developing information to improve both understanding and management of biotechnology and seed production quality, and by continuing globally to seek regulations that recognize and accept the adventitious presence of commercial biotechnology traits and provide for approval and acceptance of trace amounts of pre-commercial traits.

          Other Information

          We regularly evaluate our pension-related assumptions. Because of the decline in the equity markets, the fair value of the Monsanto pension fund assets has decreased. During the third quarter of 2002, the company recorded an additional minimum pension liability adjustment. This noncash adjustment decreased shareowners' equity by $155 million aftertax, but did not affect our results of operations. Also in the third quarter of 2002, we made a voluntary cash contribution of $10 million to our pension plan, and anticipate voluntarily funding a similar amount in the fourth quarter of 2002 and in each quarter of 2003. We also anticipate that our pension expenses will continue to increase in 2003. Holding all assumptions constant, we estimate that a one-half percent increase or decrease in the discount rate would increase or decrease Monsanto's pretax income by approximately $1 million. Likewise, we estimate that a one-half percent increase or decrease in the expected return on plan assets would increase or decrease Monsanto's pretax income by approximately $6 million.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          As discussed in Note 10 - Commitments and Contingencies - of Notes to the Consolidated Financial Statements, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

          This Outlook section should be read in conjunction with outlook information in our annual report for the year ended Dec. 31, 2001, which is incorporated by reference into our annual report on Form 10-K. For additional information about the outlook for Monsanto, see "Cautionary Statements Regarding Forward Looking Information," later in this section.

     Our Agreement with The Scotts Company

          In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our lawn and garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn and garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the deferred portions of the $20 million annual fixed fee owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing interest on the amounts owed by Scotts and including such amounts in interest income. The total amount owed by Scotts, including accrued interest, was $51 million as of Sept. 30, 2002, and $48 million as of Dec. 31, 2001. Scotts has begun paying these deferred amounts ($5 million per year in monthly installments beginning Oct. 1, 2002).

     Critical Accounting Policies

          Monsanto regularly reviews its selection and application of significant accounting policies and related financial disclosures. The discussion of past performance in MD&A is based upon Monsanto's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 - Significant
     Accounting Policies - of Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended Dec. 31, 2001. The application of these accounting policies requires that management make estimates and judgments. On an ongoing basis, Monsanto evaluates its estimates, which are based on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. Actual results may differ from these estimates due to actual market and other conditions, and assumptions being significantly different than was anticipated at the time of the preparation of these estimates. Such differences may affect financial results.

          The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined below and in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies"- contained in our annual report on Form 10-K for the year ended Dec. 31, 2001.

          Income Taxes: Significant management judgment is required in determining Monsanto's provision for income taxes, including any valuation allowances that might be required against deferred tax assets. As part of the process of preparing the company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the company operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the company's statement of consolidated financial position. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     in the statement of consolidated operations. The provision for income taxes could be affected by changes to tax laws, changes in statutory tax rates and estimates of the company's future taxable income levels.

          Goodwill: Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flows methodologies.

     New Accounting Standards

          SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after Sept. 30, 2001, thereby eliminating the pooling-of-interests method. It also provides broader criteria for identifying which types of acquired intangible assets must be recognized separately from goodwill and which must be included in goodwill. We adopted the provisions of SFAS No. 141 on Jan. 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after Sept. 30, 2001. SFAS No. 141 also required Monsanto to reassess the useful lives, residual values, and classification of all identifiable and recognized intangible assets. Any necessary prospective amortization period adjustments were made Jan. 1, 2002.

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

          SFAS No. 142 did not require that prior periods be restated to reflect the nonamortization provision of the standard. Had Monsanto adopted the new accounting standard as of Jan. 1, 2001, Monsanto earnings per share for the third quarter, first nine months, and full year would have increased by $0.06 per share, $0.33 per share, and $0.40 per share, respectively. For further details see Note 5 - Goodwill and Other Intangible Assets - of Notes to Consolidated Financial Statements. Because of the seasonality of the agricultural business, quarterly financial information should not be annualized.

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

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          In April 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 resulted in a reclassification of the extraordinary loss related to the extinguishment of Employee Stock Ownership Plan (ESOP) debt recorded in the second quarter of 2001 ($2 million, net of taxes), to increase other expense - net ($4 million) and to decrease the income tax provision ($2 million). The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on Monsanto's consolidated financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement will become effective for exit or disposal activities initiated after Dec. 31, 2002. We have not yet determined the effect adoption of this standard will have on our consolidated financial position or results of operations.

     Cautionary Statements Regarding Forward-Looking Information

          Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. We believe it is in the best interest of our shareowners to use these provisions in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. In addition, you should not place undue reliance on our forward-looking statements, which are current only as of the date of this filing. Forward-looking statements include: statements about our business plans; statements about the potential for the development, regulatory approval, and public acceptance of new products; estimates of future financial performance; predictions of national or international economic, political or market conditions; statements regarding other factors that could affect our future operations or financial position; and other statements that are not matters of historical fact. Such statements often include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "will," or similar expressions.

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

          Marketing and Logistics Strategies: We intend to respond to increasing competition by encouraging new uses (especially conservation tillage), providing unique formulations and services, and offering integrated seed and biotech solutions. The success of our ROUNDUP marketing and logistics strategies will depend on the continued expansion of conservation tillage practices and of ROUNDUP READY seed acreage, on our ability to develop

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     services and marketing programs that are attractive to our customers, and on the continued success of our unique logistics and distribution systems and practices.

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

          Development and Introduction of New Products: Our ability to develop and introduce new products to market, particularly new agricultural biotechnology products, will depend on, among other things, the availability of sufficient financial resources to fund research and development needs; the success of our research and development efforts; our ability to gain acceptance through the chain of commerce (e.g., by processors, food companies, and consumers); our ability to obtain regulatory approvals; the demonstrated effectiveness of our products; our ability to produce new products on a large scale and to market them economically; our ability to develop, purchase or license required technology; and the existence of sufficient distribution channels.

          Government Regulation: The field testing, production, marketing and use of our products, particularly our seed biotechnology products, are subject to extensive regulation and numerous government approvals. Government regulations, regulatory systems, and the politics which influence them vary widely among jurisdictions. Obtaining necessary regulatory approval is time consuming and costly, and there can be no guarantee of the timing or success in obtaining approvals. If crops grown from seeds developed through biotechnology are not yet approved for import into certain markets, growers in other countries may be restricted from introducing or selling their grain. In addition, because there are markets that have not approved some products, some companies in the grain and food industries have sought to establish supplies of non-genetically-modified crops, or have refused to purchase crops grown from seeds developed through biotechnology. Resulting concerns about trade and marketability of these products may deter farmers from planting them and can result in grower opposition to the introduction of new biotechnology products or approved traits in a new crop (such as ROUNDUP READY wheat, one of our pipeline products), even in countries where planting and consumption may be fully approved.

          In addition to delaying or preventing the sale or import of our products, regulatory authorities can order recalls, and prohibit, or place limits or conditions on, the planting of seeds containing our technology. Although weed resistance to various herbicides has occurred and is managed through proper use, stewardship and alternative weed control methods, government agencies could choose to restrict the use of herbicides and herbicide tolerant crops, such as glyphosate and glyphosate tolerant crops, in response to claims that increased use of the herbicide increases the potential for the development of weed resistance. Legislation or regulation may also require the tracking of biotechnology products and the labeling of food or feed products with ingredients grown from seeds containing biotechnology traits. In addition, international agreements, such as the Biosafety Protocol which is nearing ratification, also affect the treatment of biotechnology products.

          Public Acceptance: The commercial success of agricultural and food products developed through biotechnology will depend in part on public acceptance of their development, cultivation, distribution and consumption. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies, governmental officials and grower communities around the world. However, public attitudes can be influenced by claims that genetically modified plant products are unsafe

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     for consumption or pose unknown risks to the environment or to traditional social or economic practices, even if such claims have no scientific basis. These public attitudes can influence regulatory and legislative decisions about seed biotechnology, and may also result in refusal to purchase products derived from biotechnology even where approved. The development, introduction and sale of our products have been, and may in the future be, delayed or impaired because of adverse public perception regarding the safety of our products and the potential effects of these products on other plants, animals, human health and the environment. We continue to work with consumers and customers to encourage understanding of modern biotechnology, crop protection and agricultural biotechnology products.

          Adventitious Presence of Biotechnology Traits: Because the global acceptance and regulation of biotechnology-derived agricultural products is not consistent or harmonized, the detection of unintended trace amounts (adventitious presence) of biotechnology traits in precommercial seed, seed varieties, or the grain and products produced can negatively affect our business or results of operations. The detection of adventitious presence can result in the withdrawal of seed lots from sale, or in governmental regulatory compliance actions such as crop destruction or product recalls. Some growers of organic and conventional non-biotechnology crops have claimed that the adventitious presence of biotechnology traits in their crops will cause them commercial harm. Concerns about adventitious presence of biotechnology traits could lead to additional requirements such as seed labeling, traceability, liability or insurance requirements, and restrictions on testing, planting or use of biotechnology traits. Concerns about unintended biotechnology traits in grain or food could lead to additional government regulations and to consumer concerns about the integrity of the food supply chain from the farm to the finished product. The detection in 2000 of the Starlink trait (a trait developed by another company, and approved for feed but not for food) in the food supply, grain and growing crops has continued to cause members of the grain and food industries and some grower organizations to demand more stringent regulation and financial protection. The development of plant-made pharmaceutical proteins and food-crop plant production of such proteins (e.g., Monsanto's Protein Technologies Business) and industrial enzymes in food and feed crops is a target of many who are demanding tighter controls. Together with other seed companies, biotechnology providers and industry associations, we are actively seeking sound, science-based rules and regulatory interpretations that would clarify the legal status of trace adventitious amounts of biotechnology traits in seed, grain and food, together with rigorous regulation that will prevent the presence of traits intended not to be in food or feed. This may involve the establishment of approval processes or threshold levels for the adventitious presence of biotechnology traits intended to be in food and feed, and standardized sampling and testing methods for all traits. Although we believe that thresholds for traits intended to be in food and feed crops are already implicit in existing seed quality and other laws, the establishment of appropriate regulations would provide the basis for recognition and acceptance of the adventitious presence of biotechnology traits. In the United States, the USDA and FDA are already coordinating to strengthen the regulation and confinement of traits intended not to be present in food or feed.

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

          There is some uncertainty about the value of available patent protection in certain countries outside the United States, and patent protection may not be available in some countries. For example, we do not have patent protection for our ROUNDUP READY soybean traits in Argentina. Moreover, the patent positions of biotechnology companies involve complex legal and factual questions. Rapid technological advances and the number of companies performing such research can create an uncertain environment. Patent applications in the United States may be kept secret, or if published like those outside the United States, published 18 months after filing. Accordingly, competitors may be issued patents from time to time without any prior warning to us. That could decrease or eliminate the value of similar technologies that we are developing. Because of this rapid pace

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     of change, some of our products may unknowingly rely on key technologies that are patent-protected by others. If that should occur, we must obtain licenses to such technologies to continue to use them.

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

          Technological Change and Competition: A number of companies are engaged in plant biotechnology research. Technological advances by others could render our products less competitive. In addition, the ability to be first to market a new product can result in a significant competitive advantage. We believe that competition will intensify, not only from agricultural biotechnology firms but also from major agrichemical, seed and food companies with biotechnology laboratories. Some of our agricultural competitors have substantially greater financial and marketing resources than we do.

          Weather and Natural Disasters: Our business is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and grower decisions about purchases of seeds, traits and herbicides. The occurrence of adverse weather conditions or natural disasters in major markets can have a material adverse effect on our sales and profitability.

          Planting Decisions: In order to successfully market our products, we must anticipate the planting decisions that growers will make for future crop seasons. Market and economic conditions affect growers' decisions about the types and amounts of crops to plant and may negatively affect sales of our herbicide, seed and biotechnology products. Failure to accurately predict the grower demand for specific products may also result in unanticipated returns, which could have a material adverse effect on our profitability.

          Need for Short-Term Financing: Like many other agricultural companies, we regularly extend credit to our customers in certain areas of the world to enable them to acquire agricultural chemicals and seeds at the beginning of their growing seasons. Our credit practices, combined with the seasonality of our sales, make us dependent on our ability to obtain short-term financing to fund our cash flow requirements, our ability to collect customer receivables when due, and our ability to repatriate funds from ex-U.S. operations. Our need for short-term financing typically peaks in the second quarter. Downgrades in our credit rating or other limitations on our ability to access short-term financing, including our ability to refinance our short-term debt as it becomes due, would increase our interest costs and adversely affect our sales and our profitability.

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

          Distribution of Products: In order to successfully market our products, we must estimate growers' needs, and successfully match the level of product at our distributors to those needs. If distributors do not have enough inventory of our products at the right time, our current sales will suffer. On the other hand, high product inventory levels at our distributors may cause revenues to suffer materially in future periods as

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     these distributor inventories are worked down, particularly in the event of unanticipated price reductions or of unanticipated reductions in the volume of our products purchased by growers. Distributors may also elect to reduce their inventory levels from current levels, which could have a material adverse effect on our sales volumes.

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

          Operations Outside the United States: Sales outside the United States make up a substantial portion of our revenues, and we intend to continue to actively explore international sales opportunities. In addition, we engage in manufacturing, seed production, sales, and/or research and development in many parts of the world. Although we have operations in virtually every region, our ex-U.S. sales are principally in Argentina, Brazil, Canada, France and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Operations outside the United States are potentially subject to a number of unique risks and limitations, including, among others, fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in a specific country's or region's political or economic conditions; weather conditions; import and trade restrictions; import or export licensing requirements and trade policy; unexpected changes in regulatory requirements; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting United States companies doing business abroad. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Except as noted below, there are no material changes related to market risk from the disclosures in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2001.

          In May 2002, the company filed a $2 billion shelf registration with the Securities and Exchange Commission (SEC). On Aug. 14, 2002, Monsanto issued $600 million of 7-3/8% Senior Notes under this shelf registration. On Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. The fair value of this debt is approximately $845 million as of Sept. 30, 2002. A one-percentage point change in the interest rates would change the fair value by approximately $60 million.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Item 4. CONTROLS AND PROCEDURES


          We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act)) and internal controls designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of Nov. 8, 2002 (the Evaluation
     Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the Evaluation Date.

          Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          This portion of the Report on Form 10-Q describes material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name, as well as proceedings to which Pharmacia Corporation is a named party, but for which we have assumed responsibility pursuant to the Separation Agreement between ourselves and Pharmacia, effective Sept. 1, 2000 (as amended, the "Separation Agreement"). Under that agreement, we assumed responsibility for legal proceedings primarily related to the agricultural business that Pharmacia transferred to us on that date. As a result, although Pharmacia may remain the named defendant or plaintiff in some of these cases, we manage and are responsible for the litigation. In the proceedings where Pharmacia is the named defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the named plaintiff, we will pay the fees and costs of, and receive any benefits from, the litigation. We are also involved in other legal proceedings, not described in this section, which arise in the ordinary course of our business. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of these proceedings.

          The discussion of our legal proceedings in this section does not include proceedings relating to liabilities that Solutia Inc. ("Solutia") assumed from Pharmacia pursuant to a Distribution Agreement (as amended, the "Distribution Agreement"), in connection with Pharmacia's spinoff of its chemical businesses to Solutia on Sept. 1, 1997 (the "Solutia Spinoff"). Under the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia for certain liabilities related to those chemicals businesses, and Solutia is responsible for litigation relating to the liabilities that it assumed. For example, Solutia is responsible for litigation currently pending in state and federal courts in Alabama brought by several thousand plaintiffs, alleging property damage, anxiety, emotional distress and personal injury arising from exposure to polychlorinated biphenyls ("PCB's"), which were discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the Solutia Spinoff. This litigation includes but is not limited to the Abernathy litigation and the Commonwealth of Pennsylvania litigation described in Item 5 - Other Information - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc. Solutia is managing these lawsuits and must indemnify Pharmacia for any liabilities that Pharmacia incurs. Under the Separation Agreement, we must indemnify Pharmacia for any losses relating to, arising out of or due to Solutia's failure to pay or discharge such liabilities when due or required to be paid, performed or discharged, or to indemnify Pharmacia therefor. Under the Distribution Agreement, Solutia is required to indemnify us for any liabilities that we incur in connection with this litigation. See Item 5 - Other Information - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc. for additional information relating to Solutia.

          The following discussion provides updated information regarding certain proceedings to which Pharmacia or we are a party and for which we are responsible. In that discussion, we use the phrase "the former Monsanto Company" to refer to Pharmacia Corporation prior to the date of the Separation Agreement. Other information with respect to legal proceedings appears in our annual report on Form 10-K for the year ended Dec. 31, 2001 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

          Proceedings Related to Biotechnology Rights

          As described in our Form 10-K report for the year ended Dec. 31, 2001, on Oct. 22, 1996, Mycogen Corporation ("Mycogen") filed suit against the former Monsanto Company, DEKALB Genetics Corporation (subsequently acquired by us) ("DEKALB Genetics") and Delta and Pine Land Company ("Delta and Pine Land") in the United States District Court in Delaware alleging infringement of two Bt-related patents (the "Delaware Bt Action"). The jury trial concluded on Feb. 3, 1998, with a verdict in favor of all defendants. Mycogen's patents were invalidated on the basis that we were a prior inventor. On Sept. 8, 1999, the district court issued a revised order that upheld the jury verdict and ruled that Mycogen's patents were invalid due to their prior invention and lack of enablement. On March 12, 2001, the Court of Appeals for the Federal Circuit affirmed the verdict that had invalidated Mycogen's patents on the basis of prior invention. Mycogen's application to the United States Supreme Court for writ of certiorari has been denied.

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q report for the quarterly period ended March 31, 2002, on Nov. 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A., now Bayer CropScience AG) ("Aventis") filed suit in the United States District Court in North Carolina against the former Monsanto Company and DEKALB Genetics Corporation ("DEKALB Genetics") alleging that because DEKALB Genetics failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Aventis was induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Aventis also alleged that DEKALB Genetics did not have a right to license, make or sell products using Aventis technology for glyphosate resistance under the terms of the 1994 agreement. On April 5, 1999, the trial court rejected Aventis's claim that the contract language did not convey a license. Jury trial of the fraud claims ended April 22, 1999, with a verdict for Aventis and against DEKALB Genetics. The jury awarded Aventis $15 million in actual damages and $50 million in punitive damages. The trial was bifurcated to allow claims for patent infringement and misappropriation of trade secrets to be tried before a different jury. Jury trial on these claims ended June 3, 1999, with a verdict for Aventis and against DEKALB Genetics. The district court had dismissed the former Monsanto Company from both phases of the trial prior to verdict on the legal basis that it was a bona fide licensee of the corn technology. On or about Feb. 8, 2000, the district court affirmed both jury verdicts against DEKALB Genetics, and enjoined DEKALB Genetics from future sales of the specific type of herbicide-tolerant corn involved in the agreement (other than materials held in DEKALB Genetics' inventory on June 2, 1999). Judgment was entered March 10, 2000. DEKALB Genetics appealed the jury verdict and damage award, and Aventis appealed the finding that the former Monsanto Company was a bona fide licensee. On Nov. 22, 2001 the United States Court of Appeals for the Federal Circuit upheld the prior judgments. On March 26, 2002, the Court of Appeals for the Federal Circuit reversed its decision regarding the bona fide licensee issue and declined rehearing on the petition of DEKALB Genetics regarding the monetary awards. Subsequent to those appellate rulings, DEKALB Genetics has paid the monetary judgments. Monsanto and DEKALB Genetics have filed certiorari petitions with the United States Supreme Court to overturn the appellate rulings. We, our licensees and DEKALB Genetics (to the extent permitted under the district court's order and an agreement with Aventis) continue to sell the specific type of herbicide-tolerant corn pursuant to a royalty-bearing agreement with Aventis. In addition, we and DEKALB Genetics are replacing this specific type of herbicide-tolerant corn with new technology not associated with Aventis's claims in this litigation. The district court held an advisory jury trial which ended with a verdict in favor of Aventis on Sept. 1, 2000, regarding claims that certain employees of Aventis should be named as "co-inventor" on two patents issued to DEKALB Genetics. No monetary relief was sought. DEKALB Genetics continues to deny that Aventis employees should be named as "co-inventor" on the two patents since those individuals made no inventive contribution. The parties have submitted proposed findings of fact and conclusions of law on the verdict. DEKALB Genetics will appeal any adverse final decision or judgment.

          On Dec. 4, 2000, Monsanto Company filed suit in the U.S. District Court for the Eastern District of Missouri, for a declaratory judgment against Aventis CropScience S.A. (now Bayer CropScience AG) ("Aventis"), to invalidate four patents assigned to Aventis by Plant Genetics Systems, N.V. ("PGS"). Monsanto licensees of the MON810 event used in YIELDGARD corn had been sued by Aventis in another jurisdiction for purported infringement of the patents. Monsanto successfully obtained jurisdiction to challenge the patents in advance of any case involving its licensees. Monsanto maintains that the patents, which involve claims to truncated Bt technology, are invalid and not infringed by MON810 in YIELDGARD corn. Numerous grounds support Monsanto's position, including prior invention by Monsanto and the result in a related suit won by a Monsanto subsidiary against PGS. The prior case determined that a related patent, allegedly applicable to corn, was not valid or infringed by Monsanto's subsidiary. Monsanto has sought recovery of its legal fees in this case on the basis that the patents were obtained by PGS via inequitable conduct before the U.S. Patent and Trademark Office during the patent application process.

     Aventis has counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief. Trial of this matter is scheduled for Jan. 6, 2003.

          Enforcement of DEKALB Genetics' Patents

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q report for the quarterly period ended March 31, 2002, DEKALB Genetics, which the former Monsanto Company acquired in Dec. 1998, has filed legal actions to enforce its patents. On April 30, 1996, DEKALB Genetics filed patent infringement actions in the United States District Court for the Northern District of Illinois against Mycogen and two of Mycogen's subsidiaries, and on Aug. 27, 1996, against several Hoechst Schering AgrEvo GmbH entities. The suits related to DEKALB Genetics' patents involving herbicide-resistant and/or insect-resistant fertile, transgenic corn. These suits have been dismissed, pursuant to a settlement agreement announced on Oct. 2, 2002.

          Proceedings Related to Delta and Pine Land Company

          As described in our Form 10-K report for the year ended Dec. 31, 2001, on Jan. 18, 2000, Delta and Pine Land reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from alleged failure to exercise reasonable efforts to complete a merger between the two companies. On Feb. 14, 2001, Delta and Pine Land amended its complaint, to add an allegation that the former Monsanto Company tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. Trial has been set for January 2004.

          Environmental Proceedings

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q reports for the quarterly periods ended March 31, 2002 and June 30, 2002, on March 7, 2000, the United States Department of Justice filed suit on behalf of the EPA in United States District Court for the District of Wyoming against the former Monsanto Company, Solutia Inc. ("Solutia") and P4 Production, LLC ("P4 Production") seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after January 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming, on June 25, 1999. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release. In an opinion dated March 29, 2002, the court denied the companies' motion for summary judgment. On Aug. 9, 2002, the United States filed a Motion for Partial Summary Judgment on Liability. A hearing on that motion is scheduled Nov. 14, 2002. Any liability would be shared by Monsanto and Solutia, based upon the purchases from P4 Production.

          Agent Orange

          As described in our Form 10-K report for the year ended Dec. 31, 2001 and in our Form 10-Q reports for the quarterly periods ended March 31, 2002 and June 30, 2002, on Dec. 2, 1999, a class action lawsuit was filed against the former Monsanto Company and five other herbicide manufacturers in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent a class of over 9,000 Korean and 1,000 United States service persons allegedly exposed to the herbicide Agent Orange and other herbicides sprayed from 1967 to 1970 in or near the demilitarized zone separating North Korea from South Korea. The complaint does not assert any specific causes of action or demand a specified amount in damages. This suit was dismissed by the District Court in November 2001. In addition, two suits filed by individual U.S. veterans contesting their denial of claims subsequent to the class action settlement have been consolidated in the multidistrict litigation proceeding that was established in 1977 in the United States District Court for the Eastern District of New York, to coordinate Agent Orange-related litigation in the United States. These suits were dismissed by the District Court. In an opinion dated Nov. 30, 2001 the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal claims and remanded the cases to the District Court for further proceedings. On November 4, 2002, Monsanto's petition for writ of certiorari was granted by the U.S. Supreme Court. All proceedings in the litigation have been stayed pending the final decision by the U.S. Supreme Court.

          Activities of Foreign Affiliates

          During an internal audit and follow-up review conducted by management and outside counsel, management learned of certain books and records and compliance irregularities involving the Company's Indonesian affiliate companies and certain of their foreign national employees. The employment of the foreign nationals has been terminated. The Company has notified the United States Securities and Exchange Commission of this matter and will cooperate with the Commission's staff with respect to any review of this matter. For the nine month periods ending September 30, 2001, and September 30, 2002, the net combined revenues of the Company's Indonesian operations were less than 0.8 percent of total Company revenues, and their net income
     (loss) for those two periods was ($2 million) and $1 million, respectively. Neither the commercial impact nor any action resulting from these matters is expected to have a material adverse effect on our financial position, profitability or liquidity.

Item 5. OTHER INFORMATION

          Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

          Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company ("Former Monsanto") operated an agricultural products business (the "Ag Business"), a pharmaceuticals and nutrition business (the "Pharmaceuticals Business") and a chemical products business (the "Chemicals Business"). Former Monsanto is today known as Pharmacia Corporation and operates only the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia Inc. ("Solutia") comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate, distinct and unaffiliated corporations and provides a brief background on the relationships among the these three corporations.

    --------------------- ----------------------------------------------------------------------------------------------
                                                                  Description of Event
       Date of Event
    ===================== ==============================================================================================
    ===================== ==============================================================================================
       Sept. 1, 1997       o    Former Monsanto (now Pharmacia) entered into a Distribution Agreement with
                                Solutia related to the transfer of the operations, assets and liabilities of the
                                Chemical Business from Former Monsanto (now Pharmacia) to Solutia.

                           o    Pursuant to the Distribution Agreement,  Solutia assumed and agreed to indemnify
                                Former Monsanto (now Pharmacia) for certain liabilities related to the Chemicals Business.
    --------------------------------------------------------------------------------------------------------------------

       Dec. 19, 1999       o    Former Monsanto (now Pharmacia) entered into an agreement with Pharmacia & Upjohn,  Inc.
                                ("PNU") relating to   a   merger   (the   "Merger").
    --------------------------------------------------------------------------------------------------------------------
       Feb.  9,  2000      o    We  were  incorporated  in  Delaware  as a wholly-owned  subsidiary of Former  Monsanto
                                (now Pharmacia) under the name "Monsanto Ag Company."
    --------------------------------------------------------------------------------------------------------------------
       Mar.  31,  2000     o    Effective  date  of  the  Merger.

                           o    In connection  with the Merger,  (1) PNU became a  wholly-owned subsidiary of Former
                                Monsanto (now  Pharmacia);  (2) Former Monsanto  (now  Pharmacia)  changed its name from
                                "Monsanto Company" to "Pharmacia Corporation";  and (3) we changed our name from  "Monsanto
                                Ag  Company"  to  "Monsanto  Company."
    --------------------------------------------------------------------------------------------------------------------
       Sept. 1, 2000       o    We entered into a Separation  Agreement with Pharmacia related to the transfer of the operations,  assets and  liabilities  of the Ag Business from Pharmacia to us.

                           o    Pursuant to the Separation Agreement, we agreed to indemnify Pharmacia for any  liabilities
                                primarily  related to the Ag Business   or  the   Chemicals   Business,   including   any
                                liabilities assumed by Solutia pursuant to the Sept. 1, 1997 Distribution  Agreement, to the extent that Solutia fails to  pay, perform or discharge those liabilities.
    --------------------------------------------------------------------------------------------------------------------
       Oct. 23, 2000       o    We completed an initial public offering (the "IPO") in which we sold  approximately
                                15% of the shares of our common stock to the public.  Pharmacia  continued to own
                                220 million shares of our common stock.
   --------------------------------------------------------------------------------------------------------------------
       Jul. 1, 2002        o    We,  Pharmacia  and Solutia  entered  into an agreement to provide that Solutia will indemnify us for the same  liabilities  for  which  it had  agreed  to  indemnify
                                Pharmacia  under the Sept. 1, 1997  Distribution  Agreement, and to clarify the parties'
                                rights and obligations.

                           o    We and Pharmacia entered into an  agreement to clarify our respective rights and obligations relating to our indemnification obligations under the Sept. 1, 2000 Separation  Agreement.

                           o    We, Pharmacia and Solutia entered into an agreement  regarding the Abernathy litigation described below.

    --------------------------------------------------------------------------------------------------------------------
       Aug. 13, 2002       o    Pharmacia distributed the 220 million shares of our common stock that it owned to its shareowners  via a tax-free stock dividend.

                           o    As a result of this distribution, Pharmacia no longer owns any equity interest in Monsanto.
    --------------------------------------------------------------------------------------------------------------------

          The liabilities for which we have agreed to indemnify Pharmacia, pursuant to the Sept. 1, 2000 Separation Agreement, include litigation, environmental, retiree and all other Pharmacia liabilities that were assumed by Solutia pursuant to the Sept. 1, 1997 Distribution Agreement. These include liabilities that were Pharmacia liabilities prior to the Sept. 1, 1997 spinoff of Solutia, and from which Pharmacia could not be released, either by operation of law, because of the unavailability of third-party consents, or otherwise. They include, for example, liabilities relating to litigation currently pending in state and federal court in Alabama and referred to in Item 1 - Legal Proceedings. In addition, Solutia assumed any liability that Pharmacia had with respect to certain unfunded post-retirement benefits for Pharmacia employees and former Pharmacia employees who were assigned to Solutia in connection with the spinoff. To the extent that Solutia encounters material liquidity or other financial constraints, the risk that it would be unable to pay, perform or discharge its assumed liabilities or to satisfy its indemnity obligations to Pharmacia, and that we would be called upon to do so, would increase.

          Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. Solutia has requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. On July 1, 2002, we, Pharmacia and Solutia entered into an agreement providing that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. The agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. We have no obligation to post an appeal bond or provide any related collateral with respect to the Abernathy litigation. Under our agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

          Solutia is defending itself and Pharmacia in a property damage suit in connection with Commonwealth of Pennsylvania, Department of General Services, et al. v. United States Mineral Products, et al., currently pending in state court in Pennsylvania. Judgment was entered by the trial court on October 17, 2002, in the amount of $59.5 million and Solutia plans to appeal as a matter of right to the Pennsylvania Supreme Court. Under Pennsylvania law, a bond in the amount of 120% of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment pending appeal of the judgment. Pharmacia and Solutia have requested Monsanto's assistance to facilitate the posting of an appeal bond in the Pennsylvania action. Monsanto plans to post the appeal bond and to contribute any collateral required in order to secure the appeal bond. Solutia has agreed in principle to provide collateral to Monsanto having a present cash value of $20 million to secure a portion of Monsanto's obligations in connection with the appeal bond, and to reimburse or pay directly to Monsanto all of Monsanto's out-of-pocket expenses incurred in connection with obtaining the appeal bond. Although the arrangements have not been finalized, because Monsanto will provide the collateral required to secure the appeal bond, we anticipate that the final agreement will provide that any decisions regarding settlement of this matter will be controlled by Monsanto. Any collateral required to be posted by Monsanto would be disclosed as a commitment in future financial reports. Although the arrangements have not been finalized, we believe that our participation in posting this appeal bond will not have a material adverse effect on our financial position, profitability or liquidity.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits: See Exhibit Index
(B) Reports on Form 8-K:

     The Company filed a report on Form 8-K (Item 5) on July 30, 2002, providing specific details regarding the effect of Monsanto Company's adoption of SFAS No. 142, Goodwill and Intangible Assets, and, pursuant to Regulation FD, furnished a report (Item 9) relating to slide presentation given by executives of Monsanto to prospective investors in debt securities.

     The Company furnished a report on Form 8-K (Item 9) on Aug. 1, 2002, pursuant to Regulation FD, relating to slide presentations prepared for use by the Chief Executive Officer and other senior executives of Monsanto Company in connection with various presentations to investors, securities analysts and other members of the financial and investment community given at various times from Aug. 1, 2002 through Aug. 13, 2002.

     The Company furnished a report on Form 8-K (Item 9) on Aug. 13, 2002, pursuant to Regulation FD, relating to certifications signed by the Chief Executive Officer and Chief Financial Officer of Monsanto Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were submitted to the Securities and Exchange Commission in connection with the filing of Monsanto Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

     The Company furnished a report on Form 8-K (Item 9) on Sept. 6, 2002, pursuant to Regulation FD, relating to a conference call script prepared for use by the Vice President of U.S. Branded Business of Monsanto Company during a conference call hosted by Deutsche Bank Securities Inc. for certain of its customers.

     The Company furnished a report on Form 8-K (Item 9) on Sept. 26, 2002, pursuant to Regulation FD, relating to a slide presentation given by the Chief Technology Officer of Monsanto Company at the Credit Suisse First Boston 15th Annual Chemicals Conference in New York.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MONSANTO COMPANY
                                 ----------------------
                                 (Registrant)

                                 /s/ Richard B. Clark
                                 ----------------------
                                 RICHARD B. CLARK
                                 Vice President and Controller
                                 (On behalf of the Registrant and
                                  as Principal Accounting Officer)



Date:        November 14, 2002

                                 CERTIFICATIONS


I, Hendrik A. Verfaillie, President and Chief Executive Officer of Monsanto Company, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Monsanto Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Hendrik A. Verfaillie
-------------------------
Hendrik A. Verfaillie
President and Chief Executive Officer
Monsanto Company

I, Terrell K. Crews, Executive and Chief Financial Officer of Monsanto Company, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Monsanto Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Terrell K. Crews
-----------------------
Terrell K. Crews
Executive Vice President and Chief Financial Officer
Monsanto Company

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
     2                     Omitted - Inapplicable

     3.2                   By-Laws of the Company, as amended Sept. 19, 2002

     4                     Omitted - Inapplicable

     10.8 Amended and Restated Monsanto 2000 Management Incentive Plan (Amended and Restated as of Aug.13, 2002)

     10.11.1 Excerpt of a resolution adopted by the People and Compensation Committee of the Monsanto Company Board of Directors on Sept. 18, 2002, terminating Split-Dollar Life Insurance arrangements for certain key executives

     10.13 Non-Employee Director Equity Incentive Compensation Plan, as amended effective Sept. 19, 2002

     10.15 Form of Change-of-Control Employment Security Agreement for certain executives who are members of the Executive Team and/or the Monsanto Leadership Team

     11 Omitted - Inapplicable; see Note 8 of Notes to Consolidated Financial Statements

     15                    Omitted - Inapplicable

     18                    Omitted - Inapplicable

     19                    Omitted - Inapplicable

     22                    Omitted - Inapplicable

     23                    Omitted - Inapplicable

     24                    Omitted - Inapplicable

     99                    Computation of Ratio of Earnings to Fixed Charges