Form 10-K
period 2002-12-31
MONSANTO CO /NEW/
filed 2003-03-13
CIK 1110783

                                    2002
===============================================================================

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
          (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended Dec. 31, 2002
                                             -------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 001-16167
                                             ---------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]  NO [  ]
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  YES  [ X ]  NO   [   ]
         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $735 million. On that date, Pharmacia Corporation (Pharmacia) owned 220 million shares, representing 84.2%, of the registrant's voting stock, and was deemed an affiliate of the registrant. On August 13, 2002, Pharmacia distributed these shares to its shareowners.
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
261,420,308 shares of Common Stock, $0.01 par value, outstanding at March 3, 2003.
                     Documents Incorporated by Reference
(1) Portions of Monsanto Company Annual Report to security holders for the fiscal year ended December 31, 2002 (Part I and Part II of Form 10-K). (2) Portions of Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 13, 2003 (Part III of Form 10-K).

===============================================================================

                                   PART I
ITEM 1. BUSINESS.

         Monsanto Company, together with its subsidiaries, is a global provider of agricultural products and integrated solutions for farmers. We make ROUNDUP herbicide and other herbicides. We produce leading seed brands, including DEKALB and ASGROW, and we provide farmers and other seed companies with biotechnology traits for insect protection and herbicide tolerance. Our herbicides, seeds, and related biotechnology trait products can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

         Monsanto Company was incorporated in February 2000 under Delaware law as a subsidiary of Pharmacia Corporation ("Pharmacia"), and is comprised of the operations, assets and liabilities that were previously the agricultural division of Pharmacia. On Sept. 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a Separation Agreement dated as of that date (the "Separation Agreement"). In October 2000, Monsanto sold approximately 15 percent of its common stock at $20 per share in an initial public offering. On Aug. 13, 2002, Pharmacia completed a spinoff of Monsanto by distributing its entire ownership interest to Pharmacia shareowners by means of a tax-free dividend.

         "Monsanto" and the "Company," and "we," "our" and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. With respect to the time period prior to Sept. 1, 2000, these terms also refer to the agricultural business of Pharmacia. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and non-branded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

         For 2002, Monsanto reported its business in two segments:
Agricultural Productivity, and Seeds and Genomics.

         The following information, appearing in the Company's Annual Report to shareowners for the year ended Dec. 31, 2002 (the "2002 Annual Report"), is incorporated herein by reference: the segment descriptions appearing under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Agricultural Productivity Segment" and "MD&A - Seeds and Genomics Segment"; the segment information appearing in "Notes to Consolidated Financial Statements - Note 21: Segment and Geographic Data"; and the tabular information regarding net sales of ROUNDUP and other glyphosate-based herbicides, appearing under the heading "MD&A - Agricultural Productivity Segment". In the tabular information incorporated by reference, all dollar amounts are in millions, unless otherwise indicated.

PRINCIPAL PRODUCTS

         Monsanto's principal products for 2002, categorized by segments as described above, include the following:

-------------------------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTIVITY
-------------------------------------------------------------------------------------------------------------------
MAJOR PRODUCTS                                          END-USE PRODUCTS AND APPLICATIONS
-------------------------------------------------------------------------------------------------------------------
ROUNDUP herbicide and other glyphosate-based            Nonselective agricultural, industrial, ornamental and
herbicides                                              turf applications
-------------------------------------------------------------------------------------------------------------------
HARNESS, DEGREE and GUARDIAN acetanilide-based          Control of pre-emergent annual grass and small seeded
herbicides                                              broadleaf weeds in corn
-------------------------------------------------------------------------------------------------------------------
Other selective herbicides, such as: LASSO              Control of specific weeds in wheat, corn, grain sorghum,
acetanilide-based herbicides; LEADER, MONITOR,          turf, cotton, sugarcane, rice, and barley; and control of
MAVERICK, SUNDANCE, OUTRIDER and APYROS sulfosulfuron   specific weeds on roadsides
herbicides; PERMIT, MANAGE and SEMPRA halosulfuron
herbicides; and MACHETE butachlor herbicide
-------------------------------------------------------------------------------------------------------------------
Lawn-and-garden herbicides                              Residential lawn-and-garden applications
-------------------------------------------------------------------------------------------------------------------
POSILAC bovine somatotropin                             Increase efficiency of milk production in dairy cows
-------------------------------------------------------------------------------------------------------------------
MONSANTO CHOICE GENETICS swine                          Increase productivity and meat quality of swine genetics
genetics lines                                          lines
-------------------------------------------------------------------------------------------------------------------
ENVIRO-CHEM engineering and construction management     Processing plants for fertilizer producers, basic metals
services for processing plants using sulfuric acid;     production, oil refining
proprietary equipment and air pollution control
systems
-------------------------------------------------------------------------------------------------------------------
Elemental Phosphorus                                    Production of high quality food, pharmaceutical, and
                                                        agricultural phosphorus compounds
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
SEEDS AND GENOMICS
-------------------------------------------------------------------------------------------------------------------
MAJOR PRODUCTS                                          END-USE PRODUCTS AND APPLICATIONS
-------------------------------------------------------------------------------------------------------------------
ROUNDUP READY trait in soybeans, canola,                Crops tolerant of ROUNDUP and other glyphosate-based
cotton and corn                                         herbicides
-------------------------------------------------------------------------------------------------------------------
BOLLGARD trait in cotton;                               Crops protected against certain insect pests
YIELDGARD Corn Borer trait in corn
-------------------------------------------------------------------------------------------------------------------
BOLLGARD and ROUNDUP READY traits in cotton;            Crops tolerant of ROUNDUP and other glyphosate-based
YIELDGARD Corn Borer and ROUNDUP READY traits in        herbicides and protected against certain insect pests
corn
-------------------------------------------------------------------------------------------------------------------
AGROCERES, ASGROW, DEKALB and HARTZ branded seeds;      Corn hybrids and foundation seed; soybean varieties and
HOLDEN'S FOUNDATION SEEDS; PBI and MONSOY foundation    foundation seed; sunflower hybrids; sorghum grain hybrids
seed                                                    and forage hybrids; wheat varieties and foundation seed;
                                                        oilseed rape and canola varieties; barley varieties;
                                                        alfalfa varieties
-------------------------------------------------------------------------------------------------------------------

         Products may be sold under different brand names in different countries.

         We are subject to extensive laws and regulations governing pesticides, new plant varieties, biotechnology traits and food and feed safety in the countries in which we manufacture or sell our products. In virtually all countries, we must obtain regulatory approvals prior to marketing our products.

PRINCIPAL EQUITY AFFILIATES

         In September 1998, we entered into an agreement (as amended from time to time, the "Renessen Agreement"), to form the Renessen LLC joint venture with Cargill, Incorporated ("Cargill") to develop and market enhanced crops for the grain processing and animal feed industries. Renessen began operations in January 1999 and has no specified term. We and Cargill each have a 50 percent interest in Renessen. Renessen is managed by a governance board on which we and Cargill have equal representation. With respect to Renessen, we and Cargill (1) have committed to make equal contributions to fund Renessen's approved business plan, (2) have granted Renessen a world-wide, fully paid-up, non-exclusive, non-royalty-bearing right and license to our and Cargill's respective patents and intellectual property relevant to Renessen's activities in the grain processing and animal feed industries, (3) receive rights to use intellectual property developed by Renessen in other specified areas, and (4) receive preferential rights to provide specified services to Renessen. This joint venture combines our seed assets and technology capabilities with Cargill's global grain processing, marketing and risk management infrastructure. Renessen's products under development include seeds designed to enhance processing efficiency and grain products designed to deliver better nutrition in animal feed. Pursuant to the Renessen Agreement, we perform the bulk of Renessen's research and development (R&D) activities. For 2002, we charged Renessen for $47 million of R&D expenses. The expenses that were charged to Renessen are not included in the $527 million of Research and Development Expenses reflected in our Statement of Consolidated Operations. Our equity affiliate expense related to Renessen was $41 million in each of 2002 and 2001, and $31 million in 2000, which is reflected in Other Expense - Net in our Statement of Consolidated Operations. See information regarding Renessen in "Notes to Consolidated Financial Statements - Note 23: Equity Affiliates", appearing in the 2002 Annual Report and incorporated herein by reference.

COMPETITION

         The global markets for our products are highly competitive. We expect competition to intensify as a result of continuing industry consolidation, the expiration of our patent for glyphosate herbicide in the United States, and continued expenditures by our competitors on the development and commercialization of biotechnology traits.

         Competitive success in crop protection products depends on price, product performance, the quality of solutions offered to growers, market coverage, and the quality of service to distributors and growers. We have between five and ten major global competitors for our agricultural herbicide products. Competition from local or regional companies may also be significant. See information regarding "ROUNDUP Herbicide", under the heading "MD&A - Outlook", appearing in the 2002 Annual Report and incorporated herein by reference; and "Competition for ROUNDUP Herbicide", appearing under the heading "Cautionary Statements Regarding Forward-Looking Information", below.

         Our lawn-and-garden herbicides compete on the basis of product performance. We have fewer than five significant national competitors, and a larger number of regional competitors, in the United States. We are the only supplier of bovine somatotropin in the

United States. The United States is our largest market for our lawn-and-garden herbicides and our bovine somatotropin products.

         Within the seeds business there are relatively few global competitors; however, we compete with hundreds of local and regional companies, to many of which we supply base germplasm and/or access to our biotechnology traits. In certain countries we also compete with government-owned seed companies, and may also compete with growers who use seed saved from one year to the next. Product performance (in particular, crop yield), customer service, intellectual property and price are important determinants of market success. In addition, strong distributor and grower relationships have been important in the United States and other countries.

         Our traits compete directly with agricultural chemicals as well as with traits developed by other companies. Other agrichemical and seed marketers produce chemical and seed products that compete with our ROUNDUP READY and insect-protected systems. Competition for the discovery of new agricultural traits based on biotechnology and/or genomics is likely to come from major global agrichemical companies, and also from academic researchers, biotechnology boutiques and numerous firms that are investigating gene function with principal focus on human applications. The primary factors underlying the competitive success of traits are performance and commercial viability, timeliness of introduction, value, governmental approvals, public acceptance, and environmental characteristics.

CUSTOMERS; DISTRIBUTION OF PRODUCTS

         We have a worldwide distribution and sales and marketing organization that consolidates the sales forces of our crop protection and seeds and traits operations. We sell our crop protection products, seeds and traits to growers through distributors, independent retailers and dealers; and, in some cases outside the United States, through joint ventures. We also sell to growers and to agricultural cooperatives, as well as to other major agricultural chemical producers. In addition, we license a broad package of our germplasm and trait technologies to seed companies that do business in the United States and certain international markets. The seed companies pay a royalty to Monsanto for these traits and then market these products to growers. In most cases, growers are required to sign a technology agreement which acknowledges our patents and which ensures appropriate stewardship of the traits. Depending on the type of trait and the geographic location, these license agreements may also incur royalty payments or trait fees from growers. We also market our germplasm and traits directly to growers.

         We sell and ship our POSILAC bovine somatotropin directly to dairy farmers in the United States. Outside of the United States and Canada, we rely on a single exclusive distributor for these products. We deliver our swine genetics products directly to swine producers, who pay for the use of the genetics in upfront fees and/or royalties.

         We market our lawn-and-garden herbicide products through The Scotts Company ("Scotts"). Scotts receives a commission for its services as our agent based on a varying percentage of the earnings before interest and taxes related to the lawn-and-garden herbicide business. Scotts also is responsible for contributing annually to the expenses of this business. For additional information, see "MD&A - Agricultural Productivity Segment -- Our Agreement with The Scotts Company", appearing in the 2002 Annual Report and incorporated herein by reference.

         We support our products in all global markets with a sales and product development organization that educates growers about our newest products, innovative farming practices and the integration of new products with existing ones. We seek to build strong partnerships with our customers, and we have signed multiyear contracts and supply agreements with many of our larger customers. We also use marketing programs to promote our products.

         While no single customer represents more than 10 percent of our consolidated net sales, our three largest U.S. agricultural distributors and their affiliates represented, in aggregate, 18 percent of our worldwide net sales in 2002, and 27 percent of our net sales in the United States. One major U.S. distributor and its affiliates represented approximately 10 percent of the net sales for our Agricultural Productivity segment in 2002.

EMPLOYEE RELATIONS

         As of Dec. 31, 2002, Monsanto had approximately 13,700 employees worldwide. Satisfactory relations have prevailed between Monsanto and its employees.

ENVIRONMENTAL MATTERS

         Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of pollutants that can be released from our operations into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. ("Superfund"), can impose liability for the entire cost of cleanup upon any former or current site owners or operators or parties who sent waste to these sites, without regard to fault or the lawfulness of the original disposal activity. These laws and regulations may be amended from time to time and become increasingly stringent. We are dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. Consistent with a consent order with the State of Idaho, we have embarked on a multi-year project to design and install state-of-the-art air emission control equipment at the P4 Production facility at Soda Springs, Idaho. While the costs of compliance with environmental laws and regulations cannot be predicted with certainty, we do not expect such costs to have a material adverse effect on our earnings or competitive position. Because of our investment in the Soda Springs project, our capital expenditures for environmental control facilities will be higher than usual in the next few years. Current estimates indicate that total Company-wide capital expenditures for environmental compliance will be approximately $11 to $12 million in 2003, $29 to $33 million in 2004, and $24 to $31 million in 2005.

         In addition to potential liability for our own manufacturing locations and off-site disposal and formulation facilities, under the terms of the Separation Agreement we agreed to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities primarily related to Pharmacia's former agricultural or chemical businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc. ("Solutia"), the former chemicals business of Pharmacia, assumed from Pharmacia in connection with its spinoff on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. See "Business - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.," below, for additional information relating to Solutia.

         See information regarding remediation of waste disposal sites and reserves for remediation, appearing in "Notes to Consolidated Financial Statements - Note 20: Commitments and Contingencies", appearing in the 2002 Annual Report and incorporated herein by reference. For information regarding certain environmental proceedings, see "Legal Proceedings," below.

INTERNATIONAL OPERATIONS

         See information regarding "Operations Outside the United States", appearing under the heading "Cautionary Statements Regarding Forward-Looking Information", below; and information in "Notes to Consolidated Financial Statements - Note 21: Segment and Geographic Data", appearing in the 2002 Annual Report and incorporated herein by reference.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

         Monsanto has a broad portfolio of patents in the United States and many foreign countries which provide intellectual property protection for its products and processes. Plant Variety Protection Act Certificates in the United States, and equivalent plant breeders' rights in other countries, as well as variety registrations in countries that require registration, are also significant to the Seeds and Genomics segment. Monsanto routinely obtains patents and/or plant variety protection for its commercial varietal products and for the parents of its commercial hybrid products, and routinely obtains registration for its commercial products in registration countries.

         Patents protecting the active ingredient in ROUNDUP herbicide expired in the United States in 2000, and have expired in all other countries. Monsanto has several patents on its glyphosate formulations and manufacturing processes in the United States and other countries, some of which will not expire until 2015 and beyond. Monsanto's insect protection traits (including YIELDGARD Corn Borer and YIELDGARD Corn Rootworm traits in corn seed and BOLLGARD trait in cotton seed) are protected by patents which extend until at least 2011. Based on patent applications filed in 2001 and 2002, it is anticipated that the BOLLGARD II insect protection trait will be patent-protected in the United States, and in other geographies in which patent protection is sought, through 2022. Monsanto's herbicide tolerance traits (ROUNDUP READY traits in cotton seed, corn seed, canola seed and soybean seed) are protected by patents which extend until at least 2014. POSILAC bovine somatotropin is protected by a United States patent that expires in 2008, and by corresponding patents in other countries, most of which expire in 2005. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire at varying dates ending March 2012; corresponding patents in other countries have varying terms.

         Monsanto also holds licenses from other parties relating to certain products and processes. The Company has obtained perpetual licenses to chemicals for HARNESS herbicide and to chemicals for MAVERICK herbicide, and to manufacturing technology for POSILAC bovine somatotropin. Monsanto has also in-licensed gene transformation technology for producing transformed plant products, including ROUNDUP READY soybean and ROUNDUP READY corn products; this license lasts until the licensor's patent expires, after which no license will be required to use the patented technology. Monsanto also has a license to chemicals for its halosulfuron herbicides, including PERMIT, MANAGE and SEMPRA; the license expires in 2004 but is automatically extended unless terminated. In addition, Monsanto has obtained various licenses in order to protect certain of its technologies used in the production of ROUNDUP READY seeds, and certain of its technologies relating to pipeline products, from claims of infringement of patents of others. These licenses last for the lifetimes of the applicable patents, after which no licenses will be required to use the respective patented technologies. The Company holds numerous licenses in connection with its genomics program, for example: a perpetual license to certain genomics technologies for use in the areas of plant agriculture and dairy cattle; perpetual licenses to classes of proprietary genes for the development of commercial traits in crops, to patents expiring from 2018 to 2026; perpetual licenses to functional characterizations of the Company's proprietary genes; perpetual licenses to certain genomics sequences; and certain genomics technologies.

         Monsanto owns a considerable number of established trademarks in many countries under which it markets its products. The Company owns trademark registrations and files trademark applications for the names and many of the designs used on its branded products. Important Company trademarks include ROUNDUP (for herbicide products), ROUNDUP READY, BOLLGARD and YIELDGARD (for traits), DEKALB and ASGROW (for agricultural seeds) and POSILAC (for dairy productivity products).

         P4 Production, LLC, an entity 99 percent owned by, and operated by, Monsanto ("P4 Production"), holds (directly or by assignment) numerous phosphate leases, which were issued on behalf of or granted by the United States, the State of Idaho and private parties. None of these leases taken individually is material, although the leases in the aggregate are significant because elemental phosphorus is a key raw material for the production of glyphosate herbicide. The phosphate leases have varying terms, with leases obtained from the United States being of indefinite duration subject to the modification of lease terms at twenty-year intervals.

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

         Energy is available as required but pricing is subject to market fluctuations from time to time. We engage in hedging transactions to protect our cost position for natural gas.

         We purchase most of our global supply of elemental phosphorus, a key raw material for the production of ROUNDUP herbicide, from P4
Production, which, as noted above, is 99 percent owned by, and operated by, Monsanto. We buy additional elemental phosphorus from the global market.

         Biochemie GmbH, a wholly owned subsidiary of Novartis located in Kundl, Austria, is the only supplier of POSILAC bovine somatotropin sold by Monsanto. Monsanto is in the process of obtaining FDA approval of a new manufacturing facility in Augusta, Georgia. After approval, POSILAC will be produced at both facilities.

         We produce directly, or contract with third parties for the production of, corn seed, soybean seed, oilseed rape varieties, wheat seed, sunflower seed and sorghum seed in growing locations throughout the world. The availability and cost of seed primarily depends on seed yields, weather conditions, grower contract terms, commodity prices and global supply and demand. We manage commodity price fluctuations through the use of futures contracts and other hedging mechanisms. We attempt to minimize the risks related to weather by producing seed at multiple growing locations, where practical.

         In general, where we have limited sources of raw materials or fuels, we have developed contingency plans to minimize the effect of any interruption or reduction in supply. These include supplier inventories, consigned inventories, dedicated excess manufacturing capacity, substitute materials and approved alternate sources of supply. While temporary shortages of raw materials may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. Global sourcing strategies for key materials help ensure that new capacity is installed by our suppliers in time to meet our requirements at competitive prices. However, to some extent availability and price are subject to unscheduled plant interruptions caused by shortages of energy and petrochemical supplies.

RESEARCH AND DEVELOPMENT

         Monsanto's expenses for research and development were $527 million, $560 million, and $588 million, for 2002, 2001, and 2000, respectively.

SEASONALITY AND WORKING CAPITAL

         Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Monsanto's scheduled production. Consistent with the nature of the seed industry, Monsanto generally produces in one growing season the seed inventories it expects to sell in the following season. Accordingly, year-end inventory levels relative to sales in the seed business are higher than those in Monsanto's crop protection products business. In general, Monsanto does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. For other information on seasonality and working capital practices, see information under the heading "Financial Condition, Liquidity and Capital Resources", appearing in the 2002 Annual Report and incorporated herein by reference.

LEGAL PROCEEDINGS

         This portion of the Annual Report on Form 10-K describes material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name, as well as proceedings to which Pharmacia Corporation is a named party, but for which we have assumed responsibility pursuant to the Separation Agreement between ourselves and Pharmacia, effective Sept. 1, 2000 as amended. Under that agreement, we assumed responsibility for legal proceedings primarily related to the agricultural business that Pharmacia transferred to us on that date. As a result, although Pharmacia may remain the named defendant or plaintiff in some of these cases, we manage and are responsible for the litigation. In the proceedings where Pharmacia is the named defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the named plaintiff, we will pay the fees and costs of, and receive any benefits from, the litigation. In the following discussion, we use the phrase "the former Monsanto Company" to refer to Pharmacia prior to the date of the Separation Agreement. We are also involved in other legal proceedings, not described in this section, which arise in the ordinary course of our business. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of these proceedings.

         The discussion of our legal proceedings in this section does not include proceedings relating to liabilities that Solutia assumed from Pharmacia pursuant to a Distribution Agreement (as amended, the "Distribution Agreement"), in connection with Pharmacia's spinoff of its chemical businesses to Solutia on Sept. 1, 1997 (the "Solutia Spinoff"). Under the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia for certain liabilities related to those chemicals businesses, and Solutia is responsible for litigation relating to the liabilities that it assumed. For example, Solutia is responsible for litigation currently pending in state and federal courts in Alabama brought by several thousand plaintiffs, alleging damages arising from exposure to polychlorinated biphenyls ("PCB's"), which were discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the Solutia Spinoff. The PCB litigation includes but is not limited to the Abernathy litigation described in

"Business - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.," below. Solutia is also responsible for the Commonwealth of Pennsylvania litigation, which is described in that same section. Solutia is managing these lawsuits and must indemnify Pharmacia for any liabilities that Pharmacia incurs. Under the Separation Agreement, we must indemnify Pharmacia for any losses relating to, arising out of or due to Solutia's failure to pay or discharge such liabilities when due or required to be paid, performed or discharged, or to indemnify Pharmacia therefor. Under the Distribution Agreement, Solutia is required to indemnify us for any liabilities that we incur in connection with this litigation. See "Business
- Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.," below, for additional information relating to Solutia.

         PATENT AND COMMERCIAL PROCEEDINGS
         ---------------------------------

         On May 19, 1995, Mycogen Plant Science Inc. ("MPS") filed suit against the former Monsanto Company in the United States District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. Monsanto prevailed on summary judgment in dismissing all claims. On May 30, 2001, the United States Court of Appeals for the Federal Circuit affirmed the summary judgment finding that current products of Monsanto do not infringe the MPS patent. The appellate court also determined that certain factual issues prevented complete entry of summary judgment on the issue of prior invention by Monsanto and remanded the matter to District Court. Monsanto is defending the litigation on the basis of patent invalidity, prior invention and other defenses including collateral estoppel. We believe that a prior judgment won by the former Monsanto Company against MPS, in United States District Court in Delaware, is dispositive of all claims asserted by MPS.

         Monsanto is also involved in interference proceedings against MPS in the United States Patent and Trademark Office to determine the first party to invent certain inventions related to Bt technology. Under United States law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with our Bt technology, the United States Patent and Trademark Office must hold interference proceedings to identify the party who first invented the particular invention in dispute. In prior litigation between the parties Monsanto has been determined to be the prior inventor of patent claims associated with synthetic Bt technology.

         On Nov. 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A., now Bayer CropScience AG) ("Bayer") filed suit in United States District Court in North Carolina against the former Monsanto Company and DEKALB Genetics Corporation (subsequently acquired by us) ("DEKALB Genetics"), alleging that because DEKALB Genetics had failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Bayer had been induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Jury trial of the fraud claims ended April 22, 1999, with a verdict against DEKALB Genetics for $15 million in actual damages and $50 million in punitive damages. The district court had dismissed the former Monsanto Company from trial prior to verdict, on the legal basis that it was a bona fide licensee of the corn technology. DEKALB Genetics appealed the jury verdict regarding the damage award, and Bayer appealed the finding that the former Monsanto
Company was a bona fide licensee. On Nov. 22, 2001, the United States Court of Appeals for the Federal Circuit upheld the judgments against DEKALB Genetics with respect to damages, and against Bayer with respect to the bona fide licensee issue. On March 26, 2002, the Court of Appeals for the Federal Circuit declined rehearing on the damage award, and reversed its decision on the bona fide licensee issue. DEKALB Genetics has paid the monetary judgments. Monsanto and DEKALB Genetics have filed certiorari petitions with the United States Supreme Court to overturn the appellate rulings. DEKALB's petition regarding the damage award has been held by the Court since September 2002, pending decision on an unrelated case involving punitive damages. In December 2002, the Court referred Monsanto's petition to the Office of the Solicitor General for the United States for comment.

         On Nov. 13, 2001, Chemical Products Technologies, Inc. ("CPT, Inc.") initiated a lawsuit in the United States District Court for the District of South Carolina, Florence Division, against Monsanto. CPT, Inc. sought damages arising out of alleged violations of Section 1 of the Sherman Act (antitrust), the Lanham Act and the South Carolina Unfair Trade Practices Act. On that same date, Monsanto filed a lawsuit in the United States District Court for the Eastern District of Missouri against Chemical Products Technologies, LLC, Zetachem USA, Zetachem PTY Ltd., and Hide Company, LLC d/b/a The Hide Group, alleging infringement of Monsanto's "process patents," which cover unique two-step processes for making glyphosate herbicide from glyphosate intermediate. In December 2002, both lawsuits were dismissed in light of an agreement between the companies which included the dismissal of the lawsuits and permitted CPT, Inc. to market certain products under license rights extended by Monsanto.

         On July 25, 2002, Syngenta Biotechnology, Inc. ("SBI") filed a suit against Monsanto and Delta and Pine Land Company ("Delta and Pine Land") in the United States District Court for Delaware alleging infringement of a patent issued in April 2000, under which SBI is a licensee, and which allegedly relates to certain agro-transformed cotton technology products.
SBI seeks injunctive relief and monetary damages. Monsanto moved on Jan. 15, 2002, to dismiss the suit on the basis that the patent owner, Washington University, was not a party. Monsanto has substantial defenses to the claims, including non-infringement and invalidity of the patent.

         Also, on July 25, 2002, Syngenta Seeds, Inc. ("SSI") filed a suit against Monsanto, DEKALB Genetics, Pioneer Hi-Bred International, Inc., and Dow Agrosciences, L.L.C., MPS and Agrigenetics, Inc., collectively d.b.a. Mycogen Seeds, in the United States District Court for Delaware alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect resistant transgenic corn. SSI seeks injunctive relief and monetary damages. The defendants have substantial defenses to the claims, including non-infringement, non-enforceability of the patents due to inequitable conduct before the United States Patent Office during the procurement of the patents, and invalidity of the various patents.

         On Dec. 4, 2000, Monsanto Company filed suit in the U.S. District Court for the Eastern District of Missouri, for a declaratory judgment against Aventis CropScience S.A. (now Bayer CropScience AG) ("Bayer"), to invalidate four patents that had been assigned to Bayer by Plant Genetics Systems, N.V. ("PGS"). Monsanto licensees of the MON810 event used in YIELDGARD corn had been sued by Bayer in another jurisdiction for purported infringement of the patents, and Monsanto successfully obtained jurisdiction to challenge the patents in advance of any case involving its licensees. Monsanto maintained that the patents, which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YIELDGARD corn. Bayer counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief. On Dec. 27, 2002, Monsanto's motion for summary judgment was granted, via multiple grants of summary judgment establishing non-infringement, unenforceability of the patents due to inequitable conduct before the United States Patent Office during the procurement of the patents, and invalidity of the patents on the basis of collateral estoppel and other grounds. Bayer has filed a notice of appeal from the judgment. Monsanto has requested award of its substantial legal fees in this matter in light of the finding of inequitable conduct against Bayer.

         On Jan. 10, 2003, in the wake of Monsanto's successful dismissal of all patent claims by Bayer against the MON810 corn event, Bayer BioScience N.V. ("Bayer BioScience") filed a new lawsuit in the U.S. District Court for the District of Delaware contending that a patent assigned to it by PGS and Bayer was infringed by Monsanto's development and potential future sale of corn protected from corn rootworm. Monsanto filed suit the same day in the U.S. District Court for the Eastern District of Missouri to declare the patent invalid, non-infringed and unenforceable due to inequitable conduct before the Patent Office during the procurement of the patent. Monsanto has sought transfer and consolidation of the suits in the Eastern District of Missouri.

         Monsanto is defending several purported class action lawsuits which allege that, beginning in 1988, Monsanto and the former Monsanto Company conspired with competitors, through a series of negotiations and legal settlements, to fix the price of glyphosate-based herbicides and paraquat-based herbicides at prices higher than the market would otherwise bear. These lawsuits all seek money damages. The following two cases are currently pending in United States District Court for the Eastern District of Missouri, and were filed alleging claims on behalf of all direct purchasers of glyphosate-based herbicides or paraquat-based herbicides in the United States from March 1, 1988 to the present: (i) a suit filed by S&M Farm Supply, Inc. on Nov. 21, 2001, in United States District Court for the Northern District of California; and (ii) a suit filed by Orange Cove Ag-Chem and Sidehill Citrus Grove, Inc., on March 11, 2002, in United States District Court for the Eastern District of California. These lawsuits were transferred to the United States District Court for the Eastern District of Missouri, as a result of motions by Monsanto. We are at the conclusion of the first phase of discovery in both of these cases, and Monsanto has moved to dismiss prior to class certification determination. In addition, various purported class action lawsuits alleging the same facts have been filed by individuals, and are pending in state courts.

         GROWER LAWSUITS
         ---------------

         On Dec. 14, 1999, a class action lawsuit claiming unspecified damages was filed against the former Monsanto Company in the United States District Court for the District of Columbia by six farmers purporting to represent a class composed of purchasers of genetically modified soybean and corn seed and growers of non-genetically modified soybean and corn seed. The complaint alleges that we violated various antitrust laws and unspecified international laws through our patent license agreements, breached an implied warranty of merchantability and violated unspecified consumer fraud and deceptive business practices laws in connection with the sale of genetically modified seed. The plaintiffs seek declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On Feb. 14, 2000, a class action lawsuit claiming unspecified damages was filed against the former Monsanto Company in the United States District Court for the Southern District of Illinois by five farmers purporting to represent various classes of farmers. The complaint alleges claims virtually identical to those in the preceding case. Both of these lawsuits have been transferred to and consolidated in the United States District Court for the Eastern District of Missouri. In March 2001, plaintiffs amended their complaint to add Pioneer, Syngenta Seeds, Inc., Syngenta Crop Protection, and Aventis as defendants, and to allege a conspiracy among all defendants to fix seed prices in the United States in violation of federal antitrust laws.

Monsanto vigorously denies any liability in this case, denies that it has breached any legal obligations or engaged in any anti-competitive activities. Our licensed seed sales are authorized under United States patent law.

         PROCEEDINGS RELATED TO DELTA AND PINE LAND COMPANY
         --------------------------------------------------

         On Jan. 18, 2000, Delta and Pine Land reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from alleged failure to exercise reasonable efforts to complete a merger between the two companies. On Feb. 14, 2001, Delta and Pine Land amended its complaint, to add an allegation that the former Monsanto Company tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. We have substantial defenses to this litigation and the claimed damages, including: our payment of approximately $83 million to Delta and Pine Land as a break-up fee; Delta and Pine Land's contemporaneous disclosures that it was unaffected by the failed merger; and representations by the U.S. Department of Justice that the merger would have been opposed by the agency. Trial has been set for January 2004.

         AGENT ORANGE
         ------------

         Various manufacturers of herbicides used by the U.S. armed services during the Vietnam war, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In the United States this litigation has been assigned to Judge Weinstein of the United States District Court for the Eastern District of New York, as part of In re "Agent Orange" Product Liability Litigation, MDL 381, a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States (the "MDL"). In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. However, various other claims by veterans or civilians alleging personal injury from exposure to herbicides used in Vietnam have been filed since that settlement. Two suits filed by individual U.S. veterans contesting the denial of their claims subsequent to the class action settlement have been consolidated in the MDL and were dismissed by the District Court. In an opinion dated Nov. 30, 2001, the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal and remanded the cases for further proceedings. On Nov. 4, 2002, the manufacturers' petition for writ of certiorari was granted by the U.S. Supreme Court. Oral argument was held on Feb. 26, 2003. All proceedings in the litigation have been stayed pending the final decision by the U.S. Supreme Court.

         In October 1999, approximately 13,800 Korean veterans of the Vietnam war filed against Dow Chemical Company and the former Monsanto Company in Seoul, South Korea, alleging that they were exposed to herbicides and suffered injuries as a result. The suit involves three separate complaints which were filed and are being handled collectively in Seoul District Court. The complaints fail to assert any specific causes of action but seek damages of 300 million won (approximately $250,000) per plaintiff. Other ancillary actions are also pending in Korea, including a request for provisional relief pending resolution of the main action. On May 23, 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the petitioners on the basis of lack of causation and statutes of limitations. Petitioners have filed an appeal de novo and have requested the waiver of certain legal conditions ordinarily associated with the pursuit of any appeal. The court has declined to grant the full procedural relief sought by petitioners to facilitate their appeal and petitioners have filed a motion to appeal this procedural matter.

         ACTIVITIES OF FOREIGN AFFILIATES
         --------------------------------

         During an internal audit and follow-up review conducted by management and outside counsel, management learned of certain books and records and compliance irregularities involving the Company's Indonesian affiliate companies and certain of their foreign national employees. The employment of the foreign nationals has been terminated. On Nov. 12, 2002, the Company notified the United States Securities and Exchange Commission of this matter and will continue to cooperate with the Commission's staff with respect to any review of this matter. For the years ended Dec. 31, 2002 and 2001 the net combined revenues of the Company's Indonesian operations were less than 0.8 percent of total Company revenues, and their net income (loss) for these two years was $4 million and ($10 million), respectively, excluding restructuring charges of approximately $5 million in each of the years. Neither the commercial impact nor any action resulting from these matters is expected to have a material adverse effect on our financial position, profitability or liquidity.

         ENVIRONMENTAL PROCEEDINGS
         -------------------------

         On March 7, 2000, the United States Department of Justice filed suit on behalf of the Environmental Protection Agency ("EPA") in United States District Court for the District of Wyoming against the former Monsanto Company, Solutia and P4 Production seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality.
The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after Jan. 30, 1997) for the air violations, and immediate compliance with the air permit. The companies have already paid a $200,000 fine covering the same Clean Air Act violations pursuant to a consent decree entered in the First Judicial District Court in Laramie County, Wyoming, on June 25, 1999. Pursuant to an agreement in principle to settle the suit that was filed by the United States, the parties intend to file a Stipulation of Judgment with the court which will settle the case, without admitting liability, upon the payment of a civil penalty of $800,000. Monsanto and Solutia will each pay approximately one half of the penalty.

         Since the late 1990's, the EPA has focused attention on the presence of dioxin in the Kanawha River in West Virginia. As part of its efforts in this regard, the EPA is conducting preliminary assessments at over twenty sites identified as potential sources of dioxin in the Kanawha River. Among these sites are three landfills - the Heizer Creek landfill, the Poca Strip Mine landfill, and the Manila Creek landfill - that the former

Monsanto Company used in the late 1950s to dispose of plant waste from its former Nitro, West Virginia, manufacturing location. Through the preliminary assessment work, the EPA identified an elevated dioxin level in one soil sample taken at the Heizer Creek landfill, and notified the former Monsanto Company of its potential liability at that landfill. Pursuant to a Sept. 1999 consent order with the EPA, the former Monsanto Company and (after Sept. 1, 2000) Monsanto prepared and submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) Report, which contained an investigation of the dioxin contamination at the Heizer Creek landfill, a risk assessment, an evaluation of remedial action options, and our recommended remedy. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. The EPA has published and solicited comments on its decision that the EE/CA Report's recommended remedy was protective of human health and the environment and is now developing responses to the public comments. As of this time, the EPA has not identified elevated dioxin levels at the Poca Strip Mine or Manila Creek landfills. Also with regard to the EPA's focus on dioxin in the Kanawha River, in May 2002, the EPA sent Monsanto a "notice of potential liability and offer to negotiate for removal action" regarding the Kanawha River Sediment Site in Putnam County, West Virginia. The EPA has asked Monsanto to conduct investigations associated with the elevated dioxin levels that the EPA found in sediments located in certain areas of the Kanawha River. We anticipate negotiating a consent order with the EPA to address the requested work. At this point, the degree, if any, to which Monsanto will ultimately be responsible for any costs associated with this matter is unclear.

OTHER INFORMATION

         The Company has been advised by the United States Department of Justice Antitrust Division that it is conducting an inquiry regarding possible anticompetitive conduct in the glyphosate-based herbicide industry. In that regard, the Government recently issued civil process to Monsanto requesting information regarding our glyphosate business. The Company is cooperating in this inquiry.

RELATIONSHIPS AMONG MONSANTO COMPANY, PHARMACIA CORPORATION AND SOLUTIA INC.

         Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company ("Former Monsanto") operated an agricultural products business (the "Ag Business"), a pharmaceuticals and nutrition business (the "Pharmaceuticals Business") and a chemical products business (the "Chemicals Business"). Former Monsanto is today known as Pharmacia Corporation ("Pharmacia") and operates only the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia Inc. ("Solutia") comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate, distinct and unaffiliated corporations and provides a brief background on the relationships among these three corporations.

    ---------------------------------------------------------------------------
    DATE OF EVENT                         DESCRIPTION OF EVENT
    ===========================================================================
    Sept. 1, 1997         o    Pharmacia (then known as Monsanto
                               Company) entered into a Distribution
                               Agreement with Solutia related to the
                               transfer of the operations, assets and
                               liabilities of the Chemical Business from
                               Pharmacia (then known as Monsanto Company) to
                               Solutia.
                          o    Pursuant to the Distribution Agreement,
                               Solutia assumed and agreed to indemnify
                               Pharmacia (then known as Monsanto Company)
                               for certain liabilities related to the
                               Chemicals Business.
    ---------------------------------------------------------------------------
    Dec. 19, 1999         o    Pharmacia (then known as Monsanto
                               Company) entered into an agreement with
                               Pharmacia & Upjohn, Inc. ("PNU") relating to
                               a merger (the "Merger").
    ---------------------------------------------------------------------------
    Feb. 9, 2000          o    We were incorporated in Delaware as a
                               wholly-owned subsidiary of Pharmacia (then
                               known as Monsanto Company) under the name
                               "Monsanto Ag Company."
    ---------------------------------------------------------------------------
    Mar. 31, 2000         o    Effective date of the Merger.
                          o    In connection with the Merger, (1) PNU became
                               a wholly-owned subsidiary of Former Monsanto
                               (now Pharmacia); (2) Former Monsanto changed
                               its name from "Monsanto Company" to
                               "Pharmacia Corporation"; and (3) we changed
                               our name from "Monsanto Ag Company" to
                               "Monsanto Company."
    ---------------------------------------------------------------------------
    Sept. 1, 2000         o    We entered into a Separation Agreement with
                               Pharmacia related to the transfer of the
                               operations, assets and liabilities of the Ag
                               Business from Pharmacia to us.
                          o    Pursuant to the Separation Agreement, we
                               agreed to indemnify Pharmacia for any
                               liabilities primarily related to the Ag
                               Business or the Chemicals Business, including
                               any liabilities assumed by Solutia pursuant
                               to the Sept. 1, 1997 Distribution Agreement,
                               to the extent that Solutia fails to pay,
                               perform or discharge those liabilities.
    ---------------------------------------------------------------------------
    Oct. 23, 2000         o    We completed an initial public offering in
                               which we sold approximately 15 percent of the
                               shares of our common stock to the public.
                               Pharmacia continued to own 220 million shares
                               of our common stock.
    ---------------------------------------------------------------------------
    Jul. 1, 2002          o    We, Pharmacia and Solutia entered into an
                               agreement to provide that Solutia will
                               indemnify us for the same liabilities for
                               which it had agreed to indemnify Pharmacia
                               under the Sept. 1, 1997 Distribution
                               Agreement, and to clarify the parties' rights
                               and obligations.
                          o    We and Pharmacia entered into an agreement to
                               clarify our respective rights and obligations
                               relating to our indemnification obligations
                               under the Sept. 1, 2000 Separation Agreement.
                          o    We, Pharmacia and Solutia entered into the
                               Abernathy Agreement regarding the Abernathy
                               litigation described below.
    ---------------------------------------------------------------------------




    ---------------------------------------------------------------------------
    DATE OF EVENT                         DESCRIPTION OF EVENT
    ===========================================================================
    Aug. 13, 2002         o    Pharmacia distributed the 220 million shares
                               of our common stock that it owned to its
                               shareowners via a tax-free stock dividend
                               (the "Monsanto Spinoff").
                          o    As a result of the Monsanto Spinoff,
                               Pharmacia no longer owns any equity interest
                               in Monsanto.
    ---------------------------------------------------------------------------
    Nov. 15, 2002         o    We, Pharmacia and Solutia entered into the
                               Pennsylvania Agreement regarding the
                               Pennsylvania litigation described below.
    ---------------------------------------------------------------------------

         The liabilities for which we have agreed to indemnify Pharmacia, pursuant to the Sept. 1, 2000, Separation Agreement, include litigation, environmental, retiree and all other Pharmacia liabilities that were assumed by Solutia pursuant to the Sept. 1, 1997, Distribution Agreement. These include liabilities that were Pharmacia liabilities prior to the Sept. 1, 1997, spinoff of Solutia, and from which Pharmacia could not be released, either by operation of law, because of the unavailability of third-party consents, or otherwise. They include, for example, liabilities relating to litigation currently pending in state and federal court in Alabama, and in state court in Pennsylvania, referred to in Item 1 - Legal Proceedings and discussed below. In addition, Solutia assumed any liability that Pharmacia had with respect to certain unfunded post-retirement benefits for Pharmacia employees and former Pharmacia employees who were assigned to Solutia in connection with its spinoff. To the extent that Solutia encounters material liquidity or other financial constraints, the risk that it would be unable to pay, perform or discharge its assumed liabilities or to satisfy its indemnity obligations to Pharmacia, and that we would be called upon to do so, would increase.

         Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. Solutia requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. On July 1, 2002, we, Pharmacia and Solutia entered into an agreement (the "Abernathy Agreement"), providing that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. The Abernathy Agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. We have no obligation to post an appeal bond or provide any related collateral with respect to the Abernathy litigation. Under the Abernathy Agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

         Solutia is defending itself and Pharmacia in a property damage suit in connection with Commonwealth of Pennsylvania, Department of General Services, et al. v. United States Mineral Products, et al., currently pending in state court in Pennsylvania. The trial court entered judgment on Oct. 17, 2002, in the amount of $59.5 million and Solutia has filed an appeal with the Pennsylvania Supreme Court. Under Pennsylvania law, a bond in the amount of 120 percent of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment pending appeal of the judgment. Pharmacia and Solutia requested Monsanto's assistance to facilitate the posting of an appeal bond in this action. On Nov. 15, 2002, pursuant to an agreement with Pharmacia and Solutia dated that same date (the "Pennsylvania Agreement"), we posted the required appeal bond. Because the issuing surety required that we collateralize a portion of the appeal bond, we initially provided $25 million in cash collateral, which was subsequently replaced with a $25 million letter of credit. On Nov. 15, 2002, Solutia delivered a letter of credit to us in the amount of $20 million, in order to secure a portion of our obligations in connection with the bond. Solutia also paid all of our out-of-pocket expenses in connection with obtaining the bond. Because we provided the collateral required to secure the appeal bond, the Pennsylvania Agreement gave us control of all decisions regarding settlement of this matter.

         The Pennsylvania Agreement required that Solutia obtain a release of all of our obligations with respect to this appeal bond, and either secure a replacement bond or settle the litigation, within fifteen business days of the closing of an asset sale having an aggregate value of $100 million or greater (the "Release Conditions"). The Release Conditions were triggered on Jan. 31, 2003, when Solutia announced that it had closed the sale of its resins, additives and adhesives businesses for $500 million cash. On March 3, 2003, we, Pharmacia and Solutia entered into an amendment to the Pennsylvania Agreement, pursuant to which we agreed to extend the time for satisfying the Release Conditions until Nov. 30, 2003 (the "Extension Period"). Pursuant to this amendment, Solutia delivered to us an additional letter of credit in the amount of $39.9 million as additional security for our obligations in connection with the appeal bond and paid all of our out-of-pocket expenses incurred in connection with the amendment. Pharmacia and we also agreed to return control of all decisions regarding settlement of this matter to Solutia during the Extension Period. As a result of the amendment, we are the beneficiary of two letters of credit in the aggregate amount of $59.9 million, which secure a portion of our obligations in connection with the posting of the appeal bond. We do not believe that the appeal bond that we posted in November 2002 will have a material adverse effect on our financial position, profitability or liquidity.

AVAILABLE INFORMATION

         Our Internet website address is http://www.monsanto.com. We make copies of the following reports available free of charge through our Internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934: our annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports. Information on our website does not constitute part of this Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. We believe it is in the best interest of our shareowners to use these provisions in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. In addition, you should not place undue reliance on our forward-looking statements, which are current only as of the date of this filing. Forward-looking statements include: statements about our business plans; statements about the potential for the development, regulatory approval, and public acceptance of our products; estimates of future financial performance; predictions of national or international economic, political or market conditions; statements regarding other factors that could affect our future operations or financial position; and other statements that are not matters of historical fact. Such statements often include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "will," or similar expressions.

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

         COMPETITION FOR ROUNDUP HERBICIDE: ROUNDUP herbicide is a major product line. Patents protecting ROUNDUP herbicides in several countries expired in 1991, and compound per se patent protection for the active ingredient in ROUNDUP herbicides expired in the United States in 2000. As a result, ROUNDUP herbicides will continue to face increasing competition in the future, including in the United States. In order to compete in this environment, we rely on a combination of (1) marketing and logistics strategies, including new and improved formulations, (2) pricing strategy, and (3) decreased production costs.

         Marketing and Logistics Strategy: We intend to respond to increasing competition by encouraging new uses (especially conservation tillage), by providing unique formulations and services, and by offering integrated seed and biotechnology solutions. The success of our ROUNDUP marketing and logistics strategies will depend on the continued expansion of conservation tillage practices and of ROUNDUP READY seed acreage, on our ability to develop services and marketing programs that are attractive to our customers, and on the continued success of our unique logistics and distribution systems and practices.

         Pricing Strategy: Historically, we have reduced the average net sales price of ROUNDUP herbicides in selected markets in order to increase volumes, to penetrate new markets, and to compete effectively. In addition to reduced list prices, price reductions may include discounts, rebates or other promotional strategies, as well as the development of new and lower-cost formulations for specific uses. However, there can be no guarantee that price reductions will stimulate enough volume growth to offset the price reductions and increase revenues. In the past, price reductions have not always stimulated volume growth and, where volumes have increased, the increases have not always been adequate to offset the price reductions and to increase revenues.

         Production Cost Decreases: We also believe that technological innovations and increased volumes will lead to efficiencies that will reduce the production cost of glyphosate. As part of this strategy, we have entered into agreements to supply glyphosate to other herbicide producers. Such cost reductions will depend on realizing such increased volumes and technological innovations. Our ability to achieve our anticipated cost reductions will also depend upon input costs, such as raw materials and energy, remaining within our anticipated ranges.

         DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS: Our ability to develop and introduce new products to market, particularly new agricultural biotechnology products, will depend on, among other things, the availability of sufficient financial resources to fund research and development needs; the success of our research and development efforts; our ability to gain and maintain acceptance through the chain of commerce (for example, from farmers, processors, food companies, and consumers); our ability to obtain regulatory approvals; the demonstrated effectiveness of our products; our ability to produce new products on a large scale and to market them economically; our ability to develop, purchase or license required technology; and the existence of sufficient distribution channels.

         GOVERNMENT REGULATION: The field testing, production, import, marketing and use of our products, particularly our seed biotechnology products, are subject to extensive regulation and numerous government approvals. Government regulations, regulatory systems, and the politics which influence them vary widely among jurisdictions. Obtaining necessary regulatory approval is time consuming and costly, and there can be no guarantee of the timing or success in obtaining approvals. For example, China's regulatory system is developing and unpredictable, resulting in continuing uncertainty about import of major U.S. crops such as soybeans containing biotechnology traits. If crops grown from seeds developed through biotechnology are not yet approved for import into certain markets, growers in other countries may be restricted from introducing or selling their grain. In addition, because there are markets that have not approved some products, some companies in the grain and food industries have sought to establish supplies of non-genetically-modified crops, or have refused to purchase crops grown from seeds developed through biotechnology. Resulting concerns about trade and marketability of these products may deter farmers from planting them and can result in grower opposition to the introduction of new biotechnology products or approved traits in a new crop even in countries where planting and consumption may be fully approved.

         In addition to delaying or preventing the sale or import of our products, regulatory authorities can order recalls, and prohibit, or place limits or conditions on, the planting of seeds containing biotechnology traits. Although weed resistance to various herbicides has occurred and is managed through proper use, stewardship and alternative weed control methods, government agencies could choose to restrict the use of herbicides and herbicide-tolerant crops, such as glyphosate and glyphosate-tolerant crops, in response to claims that increased use of the herbicide increases the potential for the development of weed resistance. Legislation or regulation may also require the tracking of biotechnology products and the labeling of food or feed products with ingredients grown from seeds containing biotechnology traits. In addition, international agreements, such as the Cartagena Biosafety Protocol which is in the process of ratification, may also affect the treatment of biotechnology products.

         PUBLIC ACCEPTANCE: The commercial success of agricultural and food products developed through biotechnology will depend in part on public acceptance of their development, cultivation, distribution and consumption. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies, governmental officials, and grower communities around the world. However, public attitudes can be influenced by claims that genetically modified plant products are unsafe for consumption or that they pose unknown risks to the environment or to traditional social or economic practices, even if such claims are not based on scientific studies. These public attitudes can influence regulatory and legislative decisions about seed biotechnology, and they may also result in refusal to purchase products derived from biotechnology even where they are approved. The development, introduction and sale of our products have been, and may in the future be, delayed or impaired because of adverse public perception regarding the safety of our products and the potential effects of these products on other plants, animals, human health and the environment. We continue to work with consumers and customers to encourage understanding of modern biotechnology, crop protection, and agricultural biotechnology products.

         ADVENTITIOUS PRESENCE OF BIOTECHNOLOGY TRAITS: Because the global acceptance and regulation of biotechnology-derived agricultural products is not consistent or harmonized, the detection of unintended trace amounts (adventitious presence) of biotechnology traits in precommercial seed, seed varieties, or the grain and products produced can negatively affect our business or results of operations. The detection of adventitious presence can result in the withdrawal of seed lots from sale, or in governmental regulatory compliance actions such as crop destruction or product recalls. Some growers of organic and conventional nonbiotechnology crops have claimed that the adventitious presence of biotechnology traits in their crops will cause them commercial harm. Concerns about the adventitious presence of biotechnology traits could lead to more stringent regulation, which may include: requirements for labeling and traceability; financial protection such as surety bonds, liability or insurance; and/or restrictions or moratoria on testing, planting or use of biotechnology traits. Concern about unintended biotechnology traits in grain or food has led to consumer concerns about the integrity of the food supply chain from the farm to the finished product. In addition, concerns have been expressed about the potential for adventitious presence of proteins in food, resulting from the development and production of pharmaceutical proteins in food-crop plants. Monsanto's Protein Technologies business is one of several businesses engaged in this research.

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

         There is some uncertainty about the value of available patent protection in certain countries outside the United States, and patent protection may not be available in some countries. For example, we do not have patent protection for our ROUNDUP READY soybean traits in Argentina. Moreover, the patent positions of biotechnology companies involve complex legal and factual questions. Rapid technological advances and the number of companies performing such research can create an uncertain environment. Patent applications in the United States may be kept confidential, or if published like those outside the United States, published 18 months after filing. Accordingly, competitors may be issued patents from time to time without any prior warning to us. That could decrease or eliminate the value of similar technologies that we are developing. Because of this rapid pace of change, some of our products may unknowingly rely on key technologies that are patent-protected by others. If that should occur, we must obtain licenses to such technologies to continue to use them.

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

         TECHNOLOGICAL CHANGE AND COMPETITION: A number of companies are engaged in plant biotechnology research. Technological advances by others could render our products less competitive. In addition, the ability to be first to market a new product can result in a significant competitive advantage. We believe that competition will intensify, not only from agricultural biotechnology firms, but also from major agrichemical, seed and food companies with biotechnology laboratories. Some of our agricultural competitors have substantially greater financial and marketing resources than we do.

         WEATHER AND NATURAL DISASTERS: Our business is subject to weather conditions and natural disasters that affect commodity prices, seed yields, and grower decisions about purchases of seeds, traits and herbicides. The occurrence of adverse weather conditions or natural disasters in major markets can have a material adverse effect on our sales and profitability. In addition, natural disasters affecting our manufacturing facilities, our major suppliers or our major customers could have a material adverse effect on our financial results.

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

         LITIGATION AND CONTINGENCIES: We are involved in numerous major lawsuits regarding contract disputes, intellectual property issues, biotechnology issues, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia Corporation on Sept. 1, 2000, and pursuant to a Separation Agreement entered into on that date and subsequently amended, we assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. Under the Separation Agreement, as amended, we agreed to indemnify Pharmacia for any liabilities that Solutia, Inc. (Solutia) had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This indemnification obligation applies to litigation, environmental, retiree and all other Pharmacia liabilities that were assumed by Solutia. To the extent that Solutia encounters material liquidity or other financial constraints, the risk that it would be unable to pay, perform or discharge its assumed liabilities or to satisfy its indemnity obligations to Pharmacia, and that we would be called upon to do so, would increase.

         DISTRIBUTION OF PRODUCTS: In order to successfully market our products, we must estimate growers' needs, and successfully match the level of product at our distributors to those needs. If distributors do not have enough inventory of our products at the right time, our current sales will suffer. On the other hand, high product inventory levels at our distributors may cause revenues to suffer materially in future periods as these distributor inventories are worked down. Distributors may also elect to reduce their inventory levels from current levels, which could have a material adverse effect on our sales volumes. High product inventories at our distributors also increases the risk of obsolescence and product returns with respect to our seed products.

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

Our profitability will also be affected to the extent that we incur cost increases, such as increased costs of raw materials or energy, which we are not able to manage or to offset through price increases in our products.

         ACCOUNTING POLICIES AND ESTIMATES: In accordance with generally accepted accounting principles, we adopt certain accounting policies, such as policies related to the timing of revenue recognition and other policies described in our financial statements. Changes to these policies may affect future results. There may also be changes to generally accepted accounting principles, which may require adjustments to financial statements for prior periods and changes to the company's accounting policies and financial results prospectively. In addition, we must use certain estimates, judgments and assumptions in order to prepare our financial statements. For example, we must estimate matters such as: collectibility of receivables; levels of returns; future obsolescence of inventories; realization of deferred tax assets; asset impairment; valuation of pension and other postretirement assets and liabilities; and the probability and amount of other future liabilities. If actual experience differs from our estimates, adjustments will need to be made to financial statements for future periods, which may affect revenues and profitability. Finally, changes in our business practices may result in changes to the way we account for transactions, and may affect comparability between periods.

         OPERATIONS OUTSIDE THE UNITED STATES: Sales outside the United States make up a substantial portion of our revenues, and we intend to continue to actively explore international sales opportunities. In addition, we engage in manufacturing, seed production, sales, and/or research and development in many parts of the world. Although we have operations in virtually every region, our ex-U.S. sales are principally in Argentina, Brazil, Canada, France and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Operations outside the United States are potentially subject to a number of unique risks and limitations, including, among others, fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in a specific country's or region's political or economic conditions; weather conditions; import and trade restrictions; import or export licensing requirements and trade policy; unexpected changes in regulatory requirements; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Weakened economies may cause future sales to decrease because customers may purchase fewer goods in general, and also because imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity.

ITEM 2. PROPERTIES.

         Our general offices are located in St. Louis County, Missouri. We also lease additional research facilities in St. Louis County. These office and research facilities are principal properties. We and our subsidiaries own or lease manufacturing facilities, laboratories, seed production and other agricultural facilities, office space, warehouses and other land parcels in North America, South America, Europe, Asia, Australia and Africa.

         The Agricultural Productivity segment has principal chemicals manufacturing facilities at the following locations: Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Camacari, Brazil; Luling, Louisiana; Muscatine, Iowa; Sao Jose dos Campos, Brazil; Soda Springs, Idaho; Texas City, Texas; and Zarate, Argentina. Most of these properties are owned in fee. However, we lease the land underlying the facilities that we own in Alvin, Texas and in Texas City, Texas. In addition, we lease the manufacturing facility at Augusta, Georgia, with an option to buy, pursuant to an industrial revenue bond financing.

         Principal properties used by the Seeds and Genomics segment include seed conditioning plants at: Constantine, Michigan; Grinnell, Iowa; Kearney, Nebraska; and Uberlandia, Brazil. The Seeds and Genomics segment also uses seed foundation and production facilities at various locations; breeding facilities; and genomics and other research laboratories.

         Our principal properties are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle, with the exception of the manufacturing facility at Texas City, Texas. This is one of the facilities that manufactures a key raw material for glyphosate herbicide, and was built in order to utilize by-product from a neighboring plant owned by another company. However, the neighboring plant is currently idle, and therefore currently not supplying the by-product. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. In certain instances, we have granted leases on portions of sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS.

         For information concerning certain legal proceedings involving Monsanto, see "Business - Environmental Matters," "Business - Legal Proceedings" and "Business - Cautionary Statements Regarding Forward-Looking Information" appearing in Item 1 of this Report and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding executive officers is contained in Item 10 of
Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The following information appearing in the 2002 Annual Report is incorporated herein by reference: information appearing under the heading "Shareowner Matters"; and information regarding Common Stock Price and Dividends per Share appearing in "Notes to Consolidated Financial Statements
- Note 26: Quarterly Data (Unaudited)". For information regarding securities authorized for issuance under equity compensation plans, see "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 6. SELECTED FINANCIAL DATA.

         The following tabular information and related footnotes, appearing under the heading "Selected Financial Data (Unaudited)" in the 2002 Annual Report is incorporated herein by reference: information regarding Net sales, Net income (loss), Diluted Earnings (Loss) per Share and per Pro Forma Share, Total assets, Long-term debt, and Dividends per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing in the 2002 Annual Report, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information appearing under the heading "MD&A - Market Risk Management" in the 2002 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information, appearing in the 2002 Annual Report, is incorporated herein by reference: (a) the consolidated financial statements of Monsanto, appearing under the headings "Statement of Consolidated Operations", "Statement of Consolidated Financial Position", "Statement of Consolidated Cash Flows", "Statement of Consolidated Shareowners' Equity", and "Statement of Consolidated Comprehensive Income (Loss)"; (b) the Notes to Consolidated Financial Statements; and (c) the Independent Auditors' Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following information appearing in the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 13, 2003 (the "2003 Proxy Statement"), is incorporated herein by reference: information appearing under the heading "Information Regarding Board of Directors and Committees", regarding the Composition of Board of Directors, and biographical information regarding nominees for election to the Board of Directors; and information appearing under the heading "Certain Other Information Regarding Management - Section 16(a) Beneficial Ownership Reporting Compliance". The following information with respect to the Executive Officers of the Company on March 1, 2003, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                                    Year First
                                                                     Became an
                                      Present Position               Executive
       Name--Age                      with Registrant                 Officer       Other Business Experience since Jan. 1, 1998*
       ---------                      ---------------                 -------       ---------------------------------------------
Frank V. AtLee III, 62        Chairman of the Board, Chief              2002       President-American Cyanamid Company and
                              Executive Officer and President                      Chairman-Cyanamid International, 1993-1/95;
                                                                                   Chairman-Monsanto Company, 2000; present
                                                                                   position, since 12/02

Donald K. Bandler, 55         Senior Vice President, Government         2002       Special Assistant to the President and Senior
                              Affairs                                              Director for European Affairs-National Security
                                                                                   Council, 8/97-12/98; Special Assistant to the
                                                                                   President and Counselor to the National
                                                                                   Security Advisor-National Security Council,
                                                                                   1/99-5/99; U.S. Ambassador to the Republic of
                                                                                   Cyprus, 8/99-7/02; present position, since 9/02

Charles W. Burson, 58         Executive Vice President,                 2001       Counsel to the Vice President of the United
                              Secretary, General Counsel                           States, 1997-1999; Assistant to the President
                                                                                   and Chief of Staff and Counselor to the Vice
                                                                                   President, the White House, Office of the Vice
                                                                                   President, 1999-2001; present position, 4/01

Carl M. Casale, 41            Vice President, North America             2000       Co-Lead, U.S. Markets-Pharmacia Corporation,
                                                                                   7/97-8/99; Vice President, North America-
                                                                                   Pharmacia Corporation, 9/99-6/00; present
                                                                                   position, 6/00




                                                                    Year First
                                                                     Became an
                                      Present Position               Executive
       Name--Age                      with Registrant                 Officer       Other Business Experience since Jan. 1, 1998*
       ---------                      ---------------                 -------       ---------------------------------------------
Richard B. Clark, 50          Vice President and Controller             2001       Controller, Integrated Financial Services-
                                                                                   Pharmacia Corporation, 1997-1998; Vice
                                                                                   President and Controller-Pharmacia Corporation,
                                                                                   1999-2000; Vice President, Financial Shared
                                                                                   Services-Pharmacia Corporation, 2000-2001;
                                                                                   present position, 2001

Terrell K. Crews, 47          Executive Vice President and Chief        2000       General Auditor-Pharmacia Corporation,
                              Financial Officer                                    6/97-12/98; Global Finance Lead, Global Seed
                                                                                   Group-Pharmacia Corporation, 12/98-7/99; Chief
                                                                                   Financial Officer, Agricultural Sector-
                                                                                   Pharmacia Corporation, 7/99-2/00; Chief
                                                                                   Financial Officer-Monsanto Company, 2/00-8/00,
                                                                                   present position, 8/00

Robert T. Fraley, 50          Executive Vice President and Chief        2000       Co-President, Agricultural Sector-Pharmacia
                              Technology Officer                                   Corporation, 1997; Vice President and Chief
                                                                                   Technology Officer-Monsanto Company, 2/00-8/00;
                                                                                   present position, 8/00

Hugh Grant, 44                Executive Vice President and Chief        2000       Co-President, Agricultural Sector-Pharmacia
                              Operating Officer                                    Corporation, 1998; Vice President and Chief
                                                                                   Operating Officer-Monsanto Company, 2/00-8/00;
                                                                                   present position, 8/00

Janet M. Holloway, 48         Chief Information Officer                 2000       Co-Lead, Information Technology, Agricultural
                                                                                   Sector-Pharmacia Corporation, 1997-1999; Chief
                                                                                   Information Officer-Pharmacia Corporation,
                                                                                   1999-2000; present position, 8/00

Mark J. Leidy, 47             Vice President, Manufacturing             2001       Director of Manufacturing, ROUNDUP-Pharmacia
                                                                                   Corporation, 1996-1998; Director of
                                                                                   Manufacturing, Global Seed Supply-Monsanto
                                                                                   Company, 1998-2000; present position, 2/01

Cheryl P. Morley, 48          President of Animal Agricultural          2000       President, Animal Agricultural Group-Pharmacia
                              Group                                                Corporation, 1997-2000; present position, 8/00




                                                                    Year First
                                                                     Became an
                                      Present Position               Executive
       Name--Age                      with Registrant                 Officer       Other Business Experience since Jan. 1, 1998*
       ---------                      ---------------                 -------       ---------------------------------------------
John M. Murabito, 43          Senior Vice President, Human              2000       Human Resources Operations Team Leader-
                              Resources                                            Pharmacia Corporation, 1997-1998; Human
                                                                                   Resources Team Leader, Agricultural and
                                                                                   Nutrition Sectors-Pharmacia Corporation,
                                                                                   1998-3/00; Global Human Resources Leader-
                                                                                   Monsanto Company, 3/00-6/00; Vice President,
                                                                                   Human Resources-Monsanto Company, 6/00-8/00;
                                                                                   present position, 8/00

Robert A. Paley, 54           Vice President and Treasurer              2002       Director of Asia/Pacific Monsanto Company
                                                                                   Entities-Monsanto Company, 1997-2000; Assistant
                                                                                   Treasurer-Monsanto Company, 2000-2002; present
                                                                                   position since 9/02

Sarah Hull Smith, 41          Senior Vice President, Public             2001       Senior Vice President and Partner, Fleishman
                              Affairs                                              Hillard, Inc., 1991-1/01; present position, 1/01

Gerald A. Steiner, 42         Vice President, Strategy                  2001       Director, Global Chemistry Strategy-Pharmacia
                                                                                   Corporation, 1996-1998; General Manager,
                                                                                   Europe/Africa Ag Business-Pharmacia
                                                                                   Corporation, 1998-2000; Senior Vice President,
                                                                                   Ag & Pharma Discovery Services-Celera Genomics,
                                                                                   2000; present position, 2001

* Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

ITEM 11. EXECUTIVE COMPENSATION.

         The following information, appearing under the following headings on the pages indicated of the 2003 Proxy Statement, is incorporated herein by reference: "Information Regarding Board of Directors and Committees - Compensation of Directors"; "Information Regarding Board of Directors and Committees - Other Compensation Arrangements"; "Information Regarding Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation"; "Approval of Amendments to the Monsanto Company Long-Term Incentive Plan (formerly known as the Monsanto 2000 Management Incentive
Plan)(Proxy Item No. 3)"; "Executive Compensation"; and "Certain
Agreements".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information appearing in the 2003 Proxy Statement, under the headings "Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information", is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following information, appearing under the following headings of the 2003 Proxy Statement, is incorporated herein by reference:
"Information Regarding Board of Directors and Committees - Other
Compensation Arrangements"; "Arrangements Between Monsanto and Pharmacia"; "Certain Other Information Regarding Management - Transactions and Relationships"; "Certain Other Information Regarding Management -
Indebtedness"; and "Appendix D - Summary Description of Agreements Between Monsanto and Pharmacia".

ITEM 14. CONTROLS AND PROCEDURES.

         We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 ("Exchange Act") and internal controls designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of Feb. 28, 2003 (the "Evaluation Date"), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

         Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         1. The following financial statements appearing in the 2002 Annual Report: "Statement of Consolidated Operations"; "Statement of Consolidated Financial Position"; "Statement of Consolidated Cash Flows"; "Statement of Consolidated Shareowners' Equity"; and "Statement of Consolidated

                  Comprehensive Income (Loss)" (see Exhibit 13 under paragraph (a)(3) of this Item 14).

         2.       Financial Statement Schedules

                  None required

         3. Exhibits--See the Exhibit Index to this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit No. 10, items 10.15 through 10.27 of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this Report:

                  10 8.1. Amendment to Protocol Agreement dated March 3, 2002, among Pharmacia Corporation, Solutia Inc.
                           and Monsanto Company, amending the Pennsylvania Agreement.

                           15. Monsanto Non-Employee Director Equity Incentive Compensation Plan, amended Dec. 18, 2002 and effective as of Sept. 19, 2002.

                           16.1. Excerpt of a resolution adopted by the People and Compensation Committee of the Monsanto Company Board of Directors on Feb. 19, 2002, amending and restating the Monsanto 2000 Management Incentive Plan.

                           17. 2003 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Monsanto Company Board of Directors on Dec. 17, 2002.

                           20. Form of Change-of-Control Employment Security Agreement, as amended effective Dec. 18, 2002.

                           22.1. Amendment to Letter Agreement with Frank V. AtLee III, effective as of Dec. 18, 2002.

                           23. Severance and Consulting Agreement and
                           General Release between Monsanto Company and
                           Hendrik A. Verfaillie, effective as of Feb. 20,
                           2003.

                  13 The Company's 2002 Annual Report to shareowners (The electronic submission includes only the financial report section of the 2002 Annual Report to shareowners. Only those portions expressly incorporated by reference into this Form 10-K are deemed to be "filed".)

                  21       Subsidiaries of the registrant

                  23       Consent of Independent Auditors

                  24 1. Powers of Attorney submitted by Frank V. AtLee III, Michael Kantor, Gwendolyn S. King, Sharon R. Long, C. Steven McMillan, William U. Parfet, Robert J. Stevens, Terrell K. Crews and Richard
                           B. Clark

                           2. Power of Attorney submitted by George Poste

                           3. Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

                  99       Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K during the quarter ended Dec. 31, 2002:

         The Company furnished a report on Form 8-K (Item 9) on Oct. 30, 2002, pursuant to Regulation FD, providing (i) a press release announcing Monsanto Company's third quarter 2002 financial and operating results, (ii) third quarter 2002 unaudited supplemental data, and (iii) a slide presentation to accompany the Company's webcast financial results conference call.

         The Company furnished a report on Form 8-K (Item 9) on Nov. 15, 2002, pursuant to Regulation FD, relating to certifications signed by the Chief Executive Officer and Chief Financial Officer of Monsanto Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were submitted to the Securities and Exchange Commission in connection with the filing of Monsanto Company's Quarterly Report on Form 10-Q for the quarterly period ended Sept. 30, 2002.

         The Company filed a report on Form 8-K (Item 5) on Nov. 18, 2002, providing a Protocol Agreement dated Nov. 15, 2002, among Pharmacia Corporation, Solutia Inc. and Monsanto Company, which set forth certain agreements relating to an appeal bond in connection with a property damage suit pending in Pennsylvania state court against Pharmacia Corporation, which is being defended by Solutia Inc.

         The Company furnished a report on Form 8-K (Item 9) on Dec. 4, 2002, pursuant to Regulation FD, relating to a press release and slide presentation prepared for use in a speech given by the Company's Chief Financial Officer at the Salomon Smith Barney 13th Annual Chemical Conference on Dec. 4, 2002.

         The Company furnished a report on Form 8-K (Item 9) on Dec. 10, 2002, pursuant to Regulation FD, relating to a slide presentation prepared for use by the Company's Chief Technology Officer as a participant on a conference call for clients of The Buckingham Research Group on Dec. 11, 2002.

         The Company filed a report on Form 8-K (Item 5) on Dec. 18, 2002, providing a press release announcing that the Company's Chief Executive Officer, Hendrik A. Verfaillie, submitted his resignation as chief executive officer, president and director of the Company, effective immediately.

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


                                                       MONSANTO COMPANY
                                            -----------------------------------
                                                         (Registrant)

                                            By:      /s/ Richard B. Clark
                                               --------------------------------
                                                        Richard B. Clark
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)
Date: March 13, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                  TITLE                                DATE
                 ---------                                  -----                                ----
                     *                           Chairman of the Board, Chief               March 13, 2003
            --------------------               Executive Officer, and President
            (Frank V. AtLee III)                (Principal Executive Officer)

                     *                                     Director                         March 13, 2003
           ---------------------
              (Michael Kantor)

                     *                                     Director                         March 13, 2003
           ---------------------
            (Gwendolyn S. King)

                     *                                     Director                         March 13, 2003
            --------------------
              (Sharon R. Long)

                     *                                     Director                         March 13, 2003
            --------------------
            (C. Steven McMillan)

                     *                                     Director                         March 13, 2003
            --------------------
            (William U. Parfet)

                     *                                     Director                         March 13, 2003
            --------------------
               (George Poste)

                     *                                     Director                         March 13, 2003
            --------------------
            (Robert J. Stevens)





                     *                         Executive Vice President, Chief              March 13, 2003
           ----------------------                Financial Officer (Principal
             (Terrell K. Crews)                        Financial Officer)


             /s/ Richard B. Clark               Vice President and Controller               March 13, 2003
           ------------------------             (Principal Accounting Officer)
             (Richard B. Clark)


* Charles W. Burson, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.



                                                /s/ Charles W. Burson
                                       ----------------------------------------
                                                Charles W. Burson
                                                Attorney-in-Fact

                               CERTIFICATIONS

I, Frank V. AtLee III, Chairman of the Board, Chief Executive Officer and President of Monsanto Company, certify that:

1.   I have reviewed this annual report on Form 10-K of Monsanto Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003


         /s/ Frank V. AtLee III
--------------------------------------------
Frank V. AtLee III
Chairman of the Board, Chief Executive Officer and President, Monsanto Company

I, Terrell K. Crews, Executive Vice President and Chief Financial Officer of Monsanto Company, certify that:

1.   I have reviewed this annual report on Form 10-K of Monsanto Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003



         /s/ Terrell K. Crews
---------------------------------------
Terrell K. Crews
Executive Vice President and Chief Financial Officer, Monsanto Company

                                EXHIBIT INDEX

         These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

EXHIBIT NO.                DESCRIPTION
-----------                -----------
2                          1. Separation Agreement, dated as of Sept. 1,
                           2000, by and between Monsanto Company and
                           Pharmacia Corporation (incorporated herein by
                           reference to Exhibit 2.1 of the Company's
                           Amendment No. 2 to Registration Statement on Form
                           S-1, filed Sept. 22, 2000, File No. 333-36956).

                           2. First Amendment to Separation Agreement, dated as of July 1, 2002, by and between Pharmacia
                           Corporation and Monsanto Company (incorporated herein by reference to Exhibit 99.2 of the Company's Report on Form 8-K, filed July 30,
                           2002, File No. 1-16167).

3                          1. Amended and Restated Certificate of
                           Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's
                           Amendment No. 1 to Registration Statement on Form
                           S-1, filed Aug. 30, 2000, File No. 333-36956).

                           2. Amended and Restated By-Laws of the Company effective Sept. 19, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company's Form
                           10-Q for the quarter ended Sept. 30, 2002, File No. 1-16167).

4                          Form of Indenture between Monsanto Company and
                           The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed May 17, 2002, File No. 333-88542).

9                          Omitted--Inapplicable

10                         1. Tax Sharing Agreement, dated as of July 19,
                           2002, by and between Monsanto Company and Pharmacia Corporation (incorporated herein by reference to Exhibit 10.4 of the Company's Form
                           10-Q for the period ended June 30, 2002, File No. 1-16167).

                           2. Employee Benefits and Compensation Allocation
                           Agreement between Pharmacia Corporation and
                           Monsanto Company, dated as of Sept. 1, 2000
                           (incorporated herein by reference to Exhibit 10.7 of the Company's Amendment No. 2 to Registration
                           Statement on Form S-1, filed Sept. 22, 2000, File
                           No. 333-36956).

                           2.1. Amendment to the Employee Benefits and
                           Compensation Allocation Agreement between
                           Pharmacia Corporation and Monsanto




                           Company, dated as of Sept. 1, 2000 (incorporated herein by reference to Exhibit 2.1 of the Company's
                           Form 10-K for the period ended Dec. 31, 2001,
                           File No. 1-16167).

                           3. Intellectual Property Transfer Agreement, dated as of Sept. 1, 2000, by and between Monsanto Company and Pharmacia Corporation
                           (incorporated herein by reference to Exhibit 10.8 of the Company's Amendment No. 2 to Registration
                           Statement on Form S-1, filed Sept. 22, 2000, File
                           No. 333-36956).

                           4. Services Agreement, dated as of Sept. 1, 2000, by and between Monsanto Company and Pharmacia
                           Corporation (incorporated herein by reference to Exhibit 10.9 of the Company's Amendment No. 2 to
                           Registration Statement on Form S-1, filed Sept.
                           22, 2000, File No. 333-36956).

                           5. Corporate Agreement, dated as of Sept. 1,
                           2000, by and between Monsanto Company and Pharmacia Corporation (incorporated herein by reference to Exhibit 10.10 of the Company's
                           Amendment No. 2 to Registration Statement on Form
                           S-1, filed Sept. 22, 2000, File No. 333-36956).

                           6. Distribution Agreement by and between Pharmacia Corporation (f/k/a Monsanto Company) and Solutia Inc., as of Sept. 1, 1997
                           (incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed by Pharmacia Corporation
                           (f/k/a Monsanto Company) on Sept. 16, 1997, File
                           No. 1-2516).

                           6.1. Amendment to Distribution Agreement, dated as of July 1, 2002, among Pharmacia Corporation,
                           Solutia Inc. and Monsanto Company (incorporated herein by reference to Exhibit 99.1 of the Company's Report on Form 8-K, filed July 30,
                           2002, File No. 1-16167).

                           7. Protocol Agreement, dated as of July 1, 2002, among Pharmacia Corporation, Solutia Inc. and
                           Monsanto Company, relating to litigation in Alabama (incorporated herein by reference to Exhibit 99.3 of the Company's Report on Form 8-K, filed July 30, 2002, File No. 1-16167).

                           8. Protocol Agreement dated Nov. 15, 2002, among
                           Pharmacia Corporation, Solutia Inc. and Monsanto
                           Company (the "Pennsylvania Agreement")
                           (incorporated herein by reference to Exhibit 99.1 of the Company's Report on Form 8-K, filed Nov. 18,
                           2002, File No. 1-16167).

                           8.1. Amendment to Protocol Agreement dated March
                           3, 2002, among Pharmacia Corporation, Solutia
                           Inc. and Monsanto Company, amending the
                           Pennsylvania Agreement.



                           9. U.S. $150,000,000 Promissory Note Issued by
                           Monsanto Company to Pharmacia Corporation, dated
                           Aug. 13, 2002 (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

                           10. Letter Agreement between Monsanto Company and
                           Pharmacia Corporation, effective Aug. 13, 2002
                           (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the period ended
                           June 30, 2002, File No. 1-16167).

                           11. Creve Coeur Campus Lease by and between
                           Monsanto Company and Pharmacia Corporation, dated as of Sept. 1, 2000 (incorporated herein by reference to Exhibit 10.22 of the Company's Form
                           10-K for the period ended Dec. 31, 2001, File No. 1-16167).

                           12. Chesterfield Village Campus Lease by and between Pharmacia Corporation and Monsanto
                           Company, dated as of Sept. 1, 2000 (incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K for the period ended Dec. 31,
                           2001, File No. 1-16167).

                           13. 364-Day Credit Agreement dated July 17, 2002
                           (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended
                           June 30, 2002, File No. 1-16167).

                           14. Five Year Credit Agreement (incorporated herein by reference to Exhibit 10.12 of the Company's Amendment No. 1 to Registration
                           Statement on Form S-1, filed Aug. 30, 2000, File
                           No. 333-36956).

                           15. Monsanto Non-Employee Director Equity Incentive
                           Compensation Plan, amended Dec. 18, 2002 and effective as of Sept. 19, 2002.

                           16. Amended and Restated Monsanto 2000 Management
                           Incentive Plan (Amended and Restated as of Aug.
                           13, 2002) (incorporated herein by reference to
                           Exhibit 10.8 of the Company's Form 10-Q for the period ended Sept. 30, 2002, File No. 1-16167).

                           16.1. Excerpt of a resolution adopted by the People and Compensation Committee of the Monsanto
                           Company Board of Directors on Feb. 19, 2002, amending and restating the Monsanto 2000
                           Management Incentive Plan.

                           17. 2003 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Monsanto Company Board of Directors on Dec. 17, 2002.

                           18. Annual Incentive Program for certain executive officers (incorporated herein by reference to the description appearing under the sub-heading "Annual Incentive Program" on pages
                           10 through 11



                           of the Monsanto Company Notice of Annual Meeting and Proxy Statement dated March 16, 2001).

                           19. Executive (Split Dollar) Life Insurance
                           Program of Pharmacia Corporation (f/k/a Monsanto
                           Company) (incorporated herein by reference to
                           Exhibit 10.11 of the Company's Form 10-K for the period ended Dec. 31, 2000, File No. 1-16167).

                           19.1. Excerpt of a resolution adopted by the People and Compensation Committee of the Monsanto
                           Company Board of Directors on Sept. 18, 2002, terminating Split-Dollar Life Insurance arrangements for certain key executives
                           (incorporated herein by reference to Exhibit
                           10.11.1 of the Company's Form 10-Q for the quarter ended Sept. 30, 2002, File No. 1-16167).

                           20. Form of Change-of-Control Employment Security
                           Agreement, as amended effective Dec. 18, 2002.

                           21. Form of Phantom Share Agreement (incorporated herein by reference to Exhibit 10.3 of the Company's Amendment No. 2 to Registration
                           Statement on Form S-1, filed Sept. 22, 2000, File
                           No. 333-36956).

                           22. Letter Agreement with Frank V. AtLee III
                           (incorporated herein by reference to Exhibit 10.4 of the Company's Amendment No. 1 to Registration
                           Statement on Form S-1, filed Aug. 30, 2000, File
                           No. 333-36956)

                           22.1. Amendment to Letter Agreement with Frank V.
                           AtLee III, effective as of Dec. 18, 2002.

                           23. Severance and Consulting Agreement and
                           General Release between Monsanto Company and
                           Hendrik A. Verfaillie, effective as of Feb. 20,
                           2003.

                           24. Supplemental Retirement Plan Letter Agreement regarding Charles W. Burson, dated April 7, 2001
                           (incorporated herein by reference to Exhibit
                           10.20 of the Company's Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

                           25. Supplemental Retirement Plan Letter Agreement regarding Steven L. Engelberg, dated April 22,
                           1994 (incorporated herein by reference to Exhibit
                           10.19 of the Company's Form 10-K for the period ended Dec. 31, 2000, File No. 1-16167).

                           26. Form of Employment Agreement for Executive
                           Officers (incorporated herein by reference to Exhibit 10.7 of the Pharmacia Corporation (f/k/a
                           Monsanto Company) Form 10-Q for the quarter ended
                           Sept. 30, 1997, File No. 1-2516).



                           27. Amendment to Vesting Schedule of Previously
                           Approved Supplemental Retirement Benefits, approved by the People Committee of Pharmacia
                           Corporation (f/k/a Monsanto Company), Oct. 23,
                           1997 (incorporated herein by reference to Exhibit
                           10.20 of the Company's Form 10-K for the period ended Dec. 31, 2000, File No. 1-16167).

11                         Omitted - Inapplicable; see "Note 18: Earnings
                           (Loss) per Share and per Pro Forma Share" appearing in the 2002 Annual Report.

12                         Omitted - Inapplicable

13                         The Company's 2002 Annual Report to shareowners
                           (The electronic submission includes only the financial report section of the 2002 Annual
                           Report to shareowners. Only those portions expressly incorporated by reference into this Form 10-K are deemed to be "filed".)

16                         Omitted - Inapplicable

18                         Omitted - Inapplicable

21                         Subsidiaries of the registrant

22                         Omitted - Inapplicable

23                         Consent of Independent Auditors

24                         1. Powers of Attorney submitted by Frank V. AtLee
                           III, Michael Kantor, Gwendolyn S. King, Sharon R.
                           Long, C. Steven McMillan, William U. Parfet,
                           Robert J. Stevens, Terrell K. Crews and Richard
                           B. Clark

                           2. Power of Attorney submitted by George Poste

                           3. Certified copy of Board resolution authorizing
                           Form 10-K filing utilizing powers of attorney

99                         Computation of Ratio of Earnings to Fixed Charges

-------------

Only Exhibits Nos. 21, 23 and 99 have been included in the printed copy of this Report.