Form 10-Q
period 2003-03-31
MONSANTO CO /NEW/
filed 2003-05-14
CIK 1110783

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

                  For the quarterly period ended March 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-16167

                                MONSANTO COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         43-1878297
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                 800 NORTH LINDBERGH BLVD., ST. LOUIS, MO 63167
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 694-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Outstanding at
          Class                                     May 5, 2003
          -----                                     -----------
Common Stock, $0.01 par value                   261,420,808 shares

================================================================================


                                MONSANTO COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                             Page
PART I.  FINANCIAL INFORMATION                                                                                 1
Item 1.   Financial Statements
               Statement of Consolidated Operations                                                            2
               Condensed Statement of Consolidated Financial Position                                          3
               Statement of Consolidated Cash Flows                                                            4
               Notes to Consolidated Financial Statements                                                      5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
               Background                                                                                     13
               Financial Measures                                                                             13
               Results of Operations - First Quarter 2003 Compared with First Quarter 2002                    14
               Financial Condition, Liquidity, and Capital Resources                                          17
               Outlook - Update                                                                               19
               Critical Accounting Policies and Estimates                                                     21
               New Accounting Standards                                                                       21
               Cautionary Statements Regarding Forward-Looking Information                                    22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           26
Item 4.  Controls and Procedures                                                                              27

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                    28
Item 5.  Other Information                                                                                    30
Item 6.  Exhibits and Reports on Form 8-K                                                                     32

SIGNATURE                                                                                                     33
CERTIFICATIONS                                                                                                34
EXHIBIT INDEX                                                                                                 36

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

          The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months ended March 31, 2003, and March 31, 2002, the Condensed Statement of Consolidated Financial Position as of March 31, 2003, and Dec. 31, 2002, the Statement of Consolidated Cash Flows for the three months ended March 31, 2003, and March 31, 2002, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto," "Monsanto Company" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (now a wholly-owned subsidiary of Pfizer Inc) (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In tables, all dollars are in millions, except per share amounts.


                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                     (In millions, except per share amounts)
                                    Unaudited

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                         -----------------
                                                                                         2003             2002
                                                                                         ----             ----
Net Sales                                                                              $1,147          $ 1,221
Cost of Goods Sold                                                                        614              617
                                                                                       ------           ------
Gross Profit                                                                              533              604

Operating Expenses:
   Selling, general and administrative expenses                                           274              295
   Bad debt expense                                                                         2                3
   Research and development expenses                                                      116              119
                                                                                       ------           ------
Total Operating Expenses                                                                  392              417
Income From Operations                                                                    141              187

Interest Expense - net of interest income of $4 and $4, respectively                       17               14
Other Expense - net                                                                        17               43
                                                                                       ------           ------
Income Before Income Taxes and Cumulative Effect of Accounting Change                     107              130
Income Tax Expense                                                                         35               44
                                                                                       ------           ------
Income Before Cumulative Effect of Accounting Change                                       72               86
   Cumulative effect of a change in accounting principle - net of tax benefit
     of $7 and $162, respectively                                                         (12)          (1,822)
                                                                                       ------           ------
Net Income (Loss)                                                                      $   60          $(1,736)
                                                                                       ======          =======

Basic Earnings (Loss) per Share:
   Income before cumulative effect of accounting change                                $ 0.28          $  0.33
   Cumulative effect of a change in accounting principle                                (0.05)           (7.04)
                                                                                       ------          -------
Net Income (Loss)                                                                      $ 0.23          $ (6.71)
                                                                                       ======          =======

Diluted Earnings (Loss) per Share:
   Income before cumulative effect of accounting change                                $ 0.28          $  0.33
   Cumulative effect of a change in accounting principle                                (0.05)           (6.92)
                                                                                       ------          -------
Net Income (Loss)                                                                      $ 0.23          $ (6.59)
                                                                                       ======          =======

Weighted Average Shares Outstanding:
     Basic                                                                              261.4            258.8
     Diluted                                                                            261.4            263.4

Dividends per Share                                                                    $ 0.12             $0.12


        See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                            March 31,          December 31,
                                                                                              2003                 2002
                                                                                            --------           -----------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                               $   80             $  428
    Short-term investments                                                                     251                250
    Trade receivables, net of allowances of $238 in 2003 and $247 in 2002                    2,424              1,752
    Miscellaneous receivables                                                                  314                389
    Deferred tax assets                                                                        293                260
    Inventories                                                                              1,336              1,272
    Other current assets                                                                        71                 73
                                                                                            ------             ------
Total Current Assets                                                                         4,769              4,424

Property, Plant and Equipment - net                                                          2,311              2,339
Goodwill - net                                                                                 760                757
Other Intangible Assets - net                                                                  612                643
Other Assets                                                                                   743                727
                                                                                             -----              -----
Total Assets                                                                                $9,195             $8,890
                                                                                            ======             ======
                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
    Short-term debt                                                                         $  847             $  393
    Accounts payable                                                                           298                275
    Accrued liabilities                                                                        898              1,142
                                                                                             -----              -----
Total Current Liabilities                                                                    2,043              1,810

Long-Term Debt                                                                                 849                851
Postretirement Liabilities                                                                     809                817
Other Liabilities                                                                              257                232
Shareowners' Equity:
    Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
        Shares issued:  261,420,808 in 2003 and 261,412,808 in 2002                              3                  3
    Additional contributed capital                                                           8,050              8,050
    Retained deficit                                                                        (1,616)            (1,645)
    Accumulated other comprehensive loss                                                    (1,175)            (1,202)
    Reserve for ESOP debt retirement                                                           (25)               (26)
                                                                                             -----              -----
Total Shareowners' Equity                                                                    5,237              5,180
                                                                                             -----              -----
Total Liabilities and Shareowners' Equity                                                   $9,195             $8,890
                                                                                            ======             ======


        See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Dollars in millions)
                                    Unaudited
                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                   ------------------
                                                                                                 2003            2002
                                                                                                 ----            ----
Operating Activities:
   Net Income (Loss)                                                                            $  60           $(1,736)
   Adjustments to reconcile cash provided (required) by operations:
     Items that did not require (provide) cash:
       Pretax cumulative effect of change in accounting principle                                  19           1,984
       Depreciation and amortization expense                                                      112             110
       Deferred income taxes                                                                       (7)           (154)
       Other items that did not require cash                                                       24              30
     Changes in assets and liabilities that provided (required) cash:
       Trade receivables                                                                         (679)           (748)
       Inventories                                                                                (48)            (28)
       Accounts payable and accrued liabilities                                                  (223)           (318)
       Related-party transactions                                                                  --             (48)
       Other items                                                                                 29              42
                                                                                                 ----            ----
Net Cash Required by Operations                                                                  (713)           (866)
                                                                                                 ----            ----
Cash Flows Provided (Required) by Investing Activities:
   Property, plant and equipment purchases                                                        (36)            (51)
   Acquisitions and investments                                                                   (11)            (17)
   Loans with related party                                                                        --              19
                                                                                                 ----            ----
Net Cash Required by Investing Activities                                                         (47)            (49)
                                                                                                 ----            ----
Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                                             479             519
   Loans from related party                                                                        --             338
   Long-term debt proceeds                                                                         --              19
   Long-term debt reductions                                                                      (31)            (57)
   Payments on vendor financing                                                                    (5)             --
   Stock option exercises                                                                          --              37
   Dividend payments                                                                              (31)            (31)
                                                                                                 ----            ----
Net Cash Provided by Financing Activities                                                         412             825
                                                                                                 ----            ----

Net Decrease in Cash and Cash Equivalents                                                        (348)            (90)
Cash and Cash Equivalents at Beginning of Year                                                    428             307
                                                                                                 ----            ----
Cash and Cash Equivalents at End of Period                                                      $  80           $ 217
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

                       MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 - Background and Basis of Presentation

          Monsanto Company is a leading global provider of agricultural products and integrated solutions for farmers. Monsanto makes ROUNDUP herbicide and other herbicides. The company produces leading seed brands, including DEKALB and ASGROW, and provides farmers and other seed companies with biotechnology traits for insect protection and herbicide tolerance. Monsanto's herbicides, seeds, and related biotechnology trait products can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. Monsanto also provides lawn-and-garden herbicides for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

          Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and biotechnology platforms.
     The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicides, and environmental technologies businesses.

          The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002.

          Financial information for the first three months of 2003 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

Note 2 - New Accounting Standards

          Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on Jan. 1, 2003. SFAS 143 addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with Accounting Principles Board
     (APB) Opinion 20, Monsanto recorded an aftertax cumulative effect of accounting change of approximately $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment increased by approximately $10 million, and asset retirement obligations (a component of noncurrent liabilities) of approximately $30 million were recorded. Adoption of this standard did not affect the company's liquidity.

          In 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits itself to an exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. The adoption of SFAS 146 will have no effect on Monsanto's existing restructuring actions, which were initiated prior to Dec. 31, 2002.

          In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified and for hedging relationships designated after

                       MONSANTO COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(continued)

     June 30, 2003. Monsanto does not expect that SFAS 149 will have a material effect on its financial position, profitability or liquidity.

Note 3 - Customer Financing Program

          In the second quarter of 2002, Monsanto established a $500 million revolving financing program for selected customers through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto's credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE) in a transaction accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

          Monsanto has no ownership interest in the lender, the QSPE, or the loans. However, because Monsanto substantively originates through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as the originator of the loans and the transferor selling the loans to the QSPE.

          Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses, because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability, because the servicing fee represents adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant during the first quarter of 2003.

          During the first quarter of 2003, customer loans sold through the financing program totaled approximately $20 million, and $129 million was outstanding as of March 31, 2003. The first loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first loss guarantee. As of March 31, 2003, less than $1 million of loans sold through this financing program were delinquent. As of March 31, 2003, Monsanto's recorded guarantee liability was less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. In the event that Monsanto is called upon to make payments under the first loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

          In January 2003, FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, was issued. Because QSPEs are excluded from the scope of FIN 46, this interpretation is not expected to have an effect on Monsanto's accounting for the customer-financing program.

Note 4 - Inventories

          Components of inventories as of March 31, 2003, and Dec. 31, 2002, were as follows:

                                                  March 31,          Dec. 31,
                                                    2003               2002
                                                  --------           -------
        Finished Goods                              $ 697              $ 637
        Goods In Process                              376                398
        Raw Materials and Supplies                    277                250
                                                    -----              -----
        Inventories at FIFO Cost                    1,350              1,285
        Excess of FIFO over LIFO Cost                 (14)               (13)
                                                    -----              -----
        Total                                       $1,336             $1,272
                                                    ======             ======

                       MONSANTO COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(continued)

Note 5 - Goodwill and Other Intangible Assets

          Monsanto adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective Jan. 1, 2002. The first step of the transitional test, which compared the fair value of Monsanto's reporting units with their net book values (including goodwill), identified potential impairments in two reporting units. The second step of the transitional impairment test, which was completed in the second quarter of 2002, determined the $2 billion pretax ($1.8 billion aftertax) impairment. The resulting impairment charge was specific to the corn and wheat reporting units, relating to goodwill that resulted primarily from Monsanto's 1998 and, to a lesser extent, 1997 seed company acquisitions. A change in valuation method (from an undiscounted cash flow methodology under APB Opinion No. 17, Intangible Assets, to a discounted cash flow methodology required by SFAS 142) and unanticipated delays in biotechnology acceptance and regulatory approvals were the primary factors leading to the impairment. As required by SFAS 142, the transitional noncash impairment charge was recorded as an accounting change in accordance with APB Opinion 20, effective Jan. 1, 2002. The impairment charge had no effect on Monsanto's liquidity.

          Changes in the net carrying amount of goodwill for the quarter ended March 31, 2003, by segment, are as follows:

                                                                                 Agricultural    Seeds and
                                                                                 Productivity     Genomics      Total
                                                                                 ------------    ---------      -----
        Balance as of Jan. 1, 2003                                                    $74           $683        $757
        Effect of foreign currency translation adjustments                             --              2           2
        Additions                                                                       1             --           1
                                                                                      ---            ---         ---
        Balance as of March 31, 2003                                                  $75           $685        $760
                                                                                      ===            ===         ===

          Information regarding the company's other intangible assets is as follows:

                                               As of March 31, 2003                      As of Dec. 31, 2002
                                        ------------------------------------     -------------------------------------
                                         Carrying     Accumulated                 Carrying     Accumulated
                                          Amount     Amortization      Net         Amount     Amortization      Net
                                          ------    -------------      ---         ------     ------------      ---
        Germplasm                          $607         $(340)         $267         $607         $(322)        $285
        Acquired biotechnology
           intellectual property            384          (155)          229          382          (142)         240
        Trademarks                          108           (23)           85          108           (22)          86
        Other                                47           (16)           31           50           (18)          32
                                           ----          ----          ----         ----          ----         ----
        Total                             $1,146        $(534)         $612       $1,147         $(504)        $643
                                          ======        =====          ====       ======         =====         ====

          Other intangible assets include a $24 million nonamortizing intangible asset associated with minimum pension liabilities. Total amortization expense of other intangible assets for the three months ended March 31, 2003 and March 31, 2002, was $32 million and $33 million, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002.

Note 6 - Comprehensive Income (Loss)

          Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive income
     (loss) for the three months ended March 31, 2003, and March 31, 2002, was $87 million and $(1,745) million, respectively. The comprehensive loss for

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     the three months ended March 31, 2002, includes the aftertax cumulative effect of a change in accounting principle of $1,822 million related to the adoption of SFAS 142.

Note 7 - Earnings (Loss) Per Share

          Basic earnings (loss) per share (EPS) for the three months ended March 31, 2003, and March 31, 2002, were computed using the weighted-average number of common shares outstanding during the period (261.4 million and 258.8 million shares, respectively). Diluted EPS for the three months ended March 31, 2003, and March 31, 2002, were computed taking into account the effect of dilutive potential common shares, calculated to be less than 0.1 million and 4.6 million shares, respectively. These dilutive potential common shares consist of outstanding stock options.

Note 8 - Stock-Based Compensation Plans

          In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by both SFAS 148 and SFAS 123, the company has elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees, for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto option plans in which Monsanto employees participate. For further details please refer to the disclosures in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002.

          Had stock-based compensation expense for these plans been determined based on the fair value consistent with the method of SFAS 123, Monsanto's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated as follows:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   2003         2002
                                                                                   ----         ----
              Net income (loss):
                  As reported                                                      $ 60      $(1,736)
                  Less: Total stock-based employee compensation expense
                      determined under fair value based method for all
                      awards, net of tax                                             (1)          (7)
                                                                                    ---        -----
                  Pro forma                                                        $ 59       (1,743)
                                                                                   ====       ======
              Basic income (loss) per share:
                  As reported                                                      $0.23      $(6.71)
                  Pro forma                                                        $0.23      $(6.74)

              Diluted income (loss) per share:
                  As reported                                                      $0.23      $(6.59)
                  Pro forma                                                        $0.23      $(6.62)


          On April 24, 2003, Monsanto's shareowners approved an increase in the number of shares reserved for issuance under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company Non-Employee Director Equity
     Incentive  Compensation  Plan by 16.7  million  shares.  Subsequent  to the approved increase and through May 9, 2003, Monsanto has issued approximately 8.2 million stock options with a weighted-average exercise price of $16.15, which will vest in equal annual increments over the next three years.

                       MONSANTO COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(continued)

Note 9 - Restructuring and Other Special Items

          2002 Restructuring Plan (charges recorded in 2002)

          In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated within the United States and within Brazil, and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States. In connection with this plan, Monsanto recorded $132 million pretax ($86 million aftertax) of net charges in 2002.

          Activities related to the 2002 restructuring plan during the first quarter of 2003 were as follows:

                                                          Work Force     Facility
                                                          Reductions     Closures     Total
                                                          ----------     --------     -----
                Jan. 1, 2003, Reserve Balance                $ 29          $ 17       $ 46
                Costs Charged Against Reserves                (20)           (1)       (21)
                                                              ---           ---        ---
                March 31, 2003, Reserve Balance              $  9          $ 16       $ 25
                                                              ===           ===        ===

          During the first quarter of 2003, $14 million was paid to approximately 160 former employees whose involuntary termination benefits were recorded in 2002, but elected to defer payment until 2003. For the quarter, approximately 85 former employees received cash severance payments totaling $6 million. The work force separation payments for the remaining 115 employees associated with this plan will be completed by the end of 2003. Exit costs of $1 million associated with equipment dismantling and disposal were also paid during the first quarter of 2003. Cash payments to complete these restructuring actions will be funded from operations; such payments are not expected to significantly affect the company's liquidity.

          2000 Restructuring Plan (charges recorded in 2001 and 2000)

          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and to streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded in 2000 and 2001. These charges totaled $474 million pretax ($334 million aftertax): $261 million ($197 million aftertax) recorded in 2000, and $213 million ($137 million aftertax) recorded in 2001.

          Activities related to the 2000 restructuring plan during the first quarter of 2003 were as follows:

                                                          Work Force     Facility
                                                          Reductions     Closures    Total
                                                          ----------     --------    -----
                Jan. 1, 2003, Reserve Balance                 $ 8          $ 9       $ 17
                Costs Charged Against Reserves                 (2)          (2)        (4)
                                                               --           --        ---
                March 31, 2003, Reserve Balance               $ 6          $ 7       $ 13
                                                               ==           ==        ===

          During the first quarter, less than $1 million was paid to a former employee whose involuntary termination benefits were recorded in 2002, but elected to defer payment until 2003. For the quarter, former employees received cash severance payments totaling $1 million. As of March 31, 2003, approximately 1,485 of the 1,500 planned employee separations were completed. Exit costs of $2 million associated with contract terminations,

                       MONSANTO COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(continued)

     equipment dismantling and disposal were also paid during the quarter. The remaining asset dispositions and other exit activities are expected to be completed by mid-2003. The remaining restructuring actions will be funded from operations; these actions are not expected to affect the company's liquidity significantly.

Note 10 - Commitments and Contingencies

          Litigation: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility upon the separation of its businesses from those of Pharmacia. Such matters relate to a variety of issues. Certain of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of these lawsuits will not have a material adverse effect on Monsanto's financial position, profitability or liquidity.

          Guarantees: In November 2002, FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, was issued. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even if the likelihood of performance under the guarantee is remote. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002. There have been no significant changes to guarantees made by Monsanto since Dec. 31, 2002. Disclosures regarding these guarantees made by Monsanto can be found in Note 20 - Commitments and Contingencies - of notes to consolidated statements contained in our annual report on Form 10-K for the year ended Dec. 31, 2002. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 3 - Customer Financing Program - of this Form 10-Q.

          Argentina: As a result of economic reforms in Argentina throughout 2002 and the devaluation of the Argentine peso, the company established an allowance of $154 million pretax in the second quarter of 2002 for estimated uncollectible receivables in Argentina. Of that amount, approximately $100 million has been written off against receivables as of March 31, 2003. While the company cannot determine how government actions and economic conditions in Argentina will affect the value of net receivables outstanding, the company continues to pursue customer collections aggressively. Management's current assessment of the situation is that the allowance balance is adequate.

Note 11 - Accounting for Derivative Instruments and Hedging Activities

          Monsanto's business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign-currency exchange rates, interest rates and, to a lesser degree, security prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that volatility in these markets could have on operating results. Monsanto's overall objective in holding derivatives is to minimize the risks by using the most effective methods to eliminate or reduce the effects of these exposures. Monsanto accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

          The company hedges a portion of its net investment in Brazilian subsidiaries, and recorded an aftertax loss of $3 million in the first quarter of 2003 and an aftertax loss of $23 million in the first quarter of 2002, both in accumulated other comprehensive loss.

                       MONSANTO COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(continued)

Note 12 - Segment Information

          Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden herbicides, and environmental technologies businesses. Sales between segments were not significant. Segment data, as well as a reconciliation of total Monsanto Company earnings before cumulative effect of accounting change, interest and income taxes (EBIT) to income before cumulative effect of accounting change for the three months ended March 31, 2003, and March 31, 2002, is presented in the table that follows.

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                       2003         2002
                                                                       ----         ----
         Net Sales:
         ---------
                Seeds and Genomics                                   $  550       $  585
                Agricultural Productivity                               597          636
                                                                      -----        -----
                     Total Monsanto                                  $1,147       $1,221
                                                                      =====        =====

         EBIT:
         ----
                Seeds and Genomics                                   $   95       $  116
                Agricultural Productivity                                29           28
                                                                      -----        -----
                     Total Monsanto                                  $  124       $  144
                Less: Interest Expense - net of interest income          17           14
                Less: Income Tax Expense                                 35           44
                Income Before Cumulative Effect                       -----        -----
                    of Accounting Change                             $   72       $   86
                                                                      =====        =====

Note 13 - Supplemental Cash Flow Information

          The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes for the three months ended March 31, 2003, were $39 million and $4 million, respectively. Cash payments for interest and taxes for the three months ended March 31, 2002, were $17 million and $7 million, respectively.

          Noncash transactions with Pharmacia during the three months ended March 31, 2002, included approximately $75 million, primarily associated with the assumed net pension liabilities and related deferred tax assets. (See Note 14 - Related-Party Transactions - for further details.)

Note 14 - Related-Party Transactions in Prior Year

          On Sept. 1, 2000, Monsanto entered into a master transition services agreement with Pharmacia, its then majority shareowner. Some terms under this master agreement expired on Dec. 31, 2001. New terms were negotiated in 2002, which do not differ materially from previously agreed terms. Under these agreements, Monsanto provides certain administrative support services to Pharmacia, and Pharmacia primarily provides human resources support for Monsanto. These agreements continue to be effective after Pharmacia's Aug. 13, 2002 spinoff of Monsanto. During the three months ended March 31, 2002, Monsanto recognized expenses of $8 million and recorded a reimbursement of $13 million for costs incurred on behalf of Pharmacia.

          Monsanto and Pharmacia have separated their noncontributory pension plans into Monsanto-only and Pharmacia-only sponsored plans. Effective Jan. 1, 2002, the sponsorship of a plan, in which Monsanto and Pharmacia employees participated, was transferred from Pharmacia to Monsanto. The assets attributable to Pharmacia employees and former Pharmacia employees were transferred to a new Pharmacia-sponsored plan. The approximate fair

                       MONSANTO COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED(continued)

     value  of  assets,   projected  benefit  obligation,   accumulated  benefit
     obligation, net pension liabilities, and related deferred tax assets assumed by Monsanto as of Jan. 1, 2002, were approximately $1 billion, $1.3 billion, $1.2 billion, $120 million, and $45 million, respectively. The net offset of the assumed net pension liabilities and related deferred tax assets was reflected as a reduction of additional contributed capital in Monsanto's Statement of Consolidated Shareowners' Equity, as of Jan. 1, 2002.

          Monsanto and Pharmacia entered into an agreement whereby Pharmacia paid Monsanto approximately $40 million, for certain expenses incurred by Monsanto relating to the spinoff of Monsanto by Pharmacia effective Aug. 13, 2002. Remaining funds to be spent as of March 31, 2003, are recorded in short-term accruals and the company expects to fully utilize these funds for their designated purposes by June 2003.

Note 15 - Subsequent Event (Debt Issuance)

          In May 2002, Monsanto filed a $2 billion shelf registration with the U.S. Securities and Exchange Commission. As of March 31, 2003, $1.2 billion remained available for future debt issuances. In May 2003, Monsanto issued $250 million of 4% notes due on May 15, 2008, under this registration. The net proceeds are being used to reduce commercial paper borrowings. Pending such use, the company may temporarily invest the net proceeds in interest-bearing securities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Background
     ----------
          Monsanto Company is a leading global provider of agricultural products and integrated solutions for farmers. We make ROUNDUP herbicide and other herbicides. We produce leading seed brands, including DEKALB and ASGROW, and we provide farmers and other seed companies with biotechnology traits for insect protection and herbicide tolerance. Our herbicides, seeds, and related biotechnology trait products can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

          We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This quarterly report on Form 10-Q should also be read in conjunction with Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002. Financial information for the first three months of 2003 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season in the Northern Hemisphere. Unless otherwise indicated, "Monsanto" and "the company," and references to "we," "our" and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (now a wholly-owned subsidiary of Pfizer Inc.) (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. In the tables, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and nonbranded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

     Financial Measures
     ------------------
          The primary operating performance measure for our two business segments is earnings (loss) before cumulative effect of accounting change, interest, and income taxes (EBIT). We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by management in determining resource allocations within the company.

          We also provide information regarding free cash flow, which is an important liquidity measure for Monsanto. For the first quarter of 2003, we define "free cash flow" as the total of net cash required by operations and required by investing activities. We believe that free cash flow is useful to investors and management as a measure of our ability to generate cash, which can be returned to our shareowners through dividend payments or share repurchases, or to debt holders in the form of principal repayments. Free cash flow can also be reinvested into the company for future growth and is used by management as one of the performance measures in determining incentive compensation.

          The presentation of EBIT and free cash flow is intended to supplement investors' understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies' EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

     comprehensive income (loss), as determined in accordance with accounting principles generally accepted in the United States.

Results of Operations - First Quarter 2003 Compared with First Quarter 2002
---------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
         Total Monsanto Company and Subsidiaries:                      2003        2002
         ---------------------------------------                       ----        ----
                Net sales                                            $1,147       $1,221
                                                                      =====        =====
                Income before cumulative effect of accounting
                  change                                             $   72       $   86
                    Add: Interest expense - net of interest income       17           14
                         Income tax expense                              35           44
                                                                      -----        -----
                EBIT(1)                                              $  124       $  144
                                                                      =====        =====

          (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes.


          Net sales for the first quarter of 2003 declined 6 percent from the same period last year, with both the Seeds and Genomics, and Agricultural Productivity segments experiencing an equal percentage decline in sales. In the Seeds and Genomics segment, first quarter soybean seed and trait sales in the United States were lower than last year's first quarter sales. Corn trait revenues were also down from last year's first quarter levels, though we expect our total trait revenues for the full year to increase. Higher worldwide corn seed sales partially offset these declines, though in the United States, corn seed sales declined. We experienced higher U.S. corn seed and trait revenues early in the crop season (our fourth fiscal quarter of 2002), and the remainder of the purchases are expected to occur in the second quarter. Lower herbicide sales, particularly glyphosate-based herbicides, led to the 6 percent decline in net sales in the Agricultural Productivity segment. The glyphosate-based herbicides sold in the United States during the first quarter are primarily used in the lower-priced preplant (also known as burn down) markets, and represent a small portion - approximately 10 percent - of the company's full-year ROUNDUP herbicide sales. During the first quarter of this year, our lower-tier products comprised a higher percentage of our ROUNDUP and other glyphosate-based herbicide sales. This led to a decline in the average net selling prices and net sales of these products. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

          Gross profit declined 12 percent to $533 million, reflective of the lower average net selling price of ROUNDUP and other glyphosate-based herbicides and lower soybean seed sales discussed above. In addition, lower trait revenues have also affected the gross profit comparison. Last year's first quarter gross profit benefited from strong trait revenues, which carry relatively high margins. Despite the lower trait and seed revenues in 2003, the Seeds and Genomics segment contributed a greater percentage of Monsanto's total gross profit than the Agricultural Productivity segment. This is consistent with our full-year expectation that the Seeds and Genomics segment will deliver a higher level of gross profit than the Agricultural Productivity segment. As a percent of sales, Monsanto's gross profit declined three points. The shift in ROUNDUP and other glyphosate-based herbicide sales to lower-priced products was the major contributor to the decline, with lower trait revenues also a factor.

          Operating expenses declined 6 percent, as we continue to see the benefits of our cost management and restructuring programs. In addition, some of this decline can also be attributed to timing of spending. Operating expenses were 34 percent of sales, consistent with last year's first quarter.

          Net interest expense increased to $17 million. Lower average borrowing levels were offset by higher interest rates associated with our long-term senior notes issued in August 2002. Other expense - net declined more than 60 percent to $17 million. Last year's first quarter other expense was

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

     unfavorably affected by currency losses reflecting the devaluation of our net assets that were denominated in Argentine pesos. In addition, we had also recognized other expense related to an agreement between E.I. du Pont de Nemours (DuPont) and DuPont's Pioneer Hi-Bred International Inc. subsidiary. The net effect of this agreement was immaterial to our net income in the first quarter of 2002.

          Income taxes in the first quarter declined 20 percent, consistent with the decline in pretax income in the first quarter of 2003. The effective tax rate declined one percent to 33 percent, largely because of the difference in the mix of earnings projected for 2003 versus those in 2002.

          The factors above explain the change in income before the cumulative effect of accounting change, which declined $14 million from last year's first quarter. In each period, we recognized a cumulative effect of accounting change that affected our net income (loss). In 2002, we recognized a $1.8 billion ($6.92 per share) aftertax goodwill impairment that resulted from our adoption of a new accounting standard related to goodwill and other intangible assets. (See Note 5 - Goodwill and Intangible Assets - for further details.) Our first-quarter 2002 net loss, which includes this impairment, was $1.7 billion, or $6.59 per share. In 2003, we adopted a new accounting standard related to asset retirement obligations, which led to a cumulative effect charge of $12 million, or $0.05 per share, aftertax. (See Note 2 - New Accounting Standards - for further details.) Our net income for the first quarter of 2003, including the accounting change, totaled $60 million, or $0.23 per share.

Seeds and Genomics Segment
--------------------------
          The Seeds and Genomics segment consists of our global seeds and related trait business, and genetic technology platforms. We produce leading seed brands, including DEKALB and ASGROW, and we provide our seed partners with biotechnology traits for herbicide tolerance and insect protection.

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                            2003           2002
                                            ----           ----
           Net Sales                        $550           $585
                                            ====           ====

           Gross Profit                     $303           $332
                                            ====           ====

           EBIT(1)                          $ 95           $116
                                            ====           ====

               (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 12 - Segment Information - for further details.

          In the Seeds and Genomics segment, net sales declined 6 percent to $550 million for the first quarter of 2003. The quarterly decline reflects changes in the timing of sales in the U.S. business. We experienced higher U.S. corn seed and trait revenues early in the crop season (our fourth fiscal quarter of 2002), and the remainder of the purchases are expected to occur in the second quarter of 2003. The net sales decline also reflects a competitive U.S. soybean seed market, and we believe that the U.S. soybean business will continue to be competitive for the remainder of the season. While corn and soybean traits were affected by the shift in the timing of buying patterns this quarter, we expect our total trait revenues for the full year to increase. Outside the United States, overall corn seed sales increased because of higher sales in Latin America and Europe. More favorable demand in Brazil contributed to higher sales, and favorable currency effects and strong market performance in Europe contributed to the corn seed growth.

          The Seeds and Genomics segment contributed $303 million of gross profit for the first quarter of 2003, more than half of the total company gross profit for the quarter. Gross profit as a percent of sales declined 2 points, largely because of the lower revenues of our high-margin traits this quarter. However, for the full year, we expect that worldwide adoption of our biotechnology traits will continue to grow, contributing positively to our gross profit comparison. EBIT declined from last year's first

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

     quarter levels, stemming primarily from lower sales. While quarterly operating expenses for the company as a whole were lower in 2003, operating expenses in the Seeds and Genomics segment were slightly higher than the same period last year. Lower spending because of timing and cost management was more than offset by higher costs allocated to the segment as its contribution to Monsanto's results grows. Lower other expense-net slightly offset these EBIT shortfalls. Last year, we recognized more other expense in this segment resulting primarily from unfavorable currency effects in Argentina.

Agricultural Productivity Segment
---------------------------------
          Our Agricultural Productivity segment consists of our crop protection products (ROUNDUP and other glyphosate-based herbicides and selective chemistries) and our animal agriculture, lawn-and-garden herbicides, and environmental technologies businesses. We are a leading worldwide developer, producer and marketer of crop protection products, including ROUNDUP herbicides.

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             2003           2002
                                                                             ----           ----
          Net Sales
                ROUNDUP and other glyphosate-based herbicides                $321           $361
                 All other                                                    276            275
                                                                              ---            ---
                     Total Net Sales                                         $597           $636
                                                                              ===            ===
           Gross Profit
                ROUNDUP and other glyphosate-based herbicides                $ 95           $135
                 All other                                                    135            137
                                                                              ---            ---
                     Total Gross Profit                                      $230           $272
                                                                              ===            ===
           EBIT(1)                                                           $ 29           $ 28
                                                                              ===            ===

               (1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 12 - Segment Information - for further details.

          In the Agricultural Productivity segment, net sales declined 6 percent to $597 million for the first quarter of 2003. Lower sales of our herbicides - ROUNDUP and other glyphosate-based herbicides, as well as selective herbicides - were partially offset by higher sales of our lawn-and-garden herbicides.

          Worldwide net sales of ROUNDUP and other glyphosate-based herbicides in the first quarter of 2003 declined 11 percent from sales in the first quarter of 2002, with the most notable decline occurring in the United States. Worldwide volumes grew primarily because of increased demand from supply customers. In the United States, a decrease in average net selling prices and volumes of branded ROUNDUP herbicides led to an overall decline in net sales. The products sold in the first quarter, which represent just a small portion (approximately 10 percent) of our expected full-year sales of these products, are used primarily in the more price-sensitive preplant herbicide markets. In the first quarter of 2003, the mix of products sold in the United States included more lower-priced ROUNDUP and other glyphosate-based products when compared with those sold in the first quarter of 2002. These products carried a significantly lower average net selling price. While we expect the average net selling price of ROUNDUP and other glyphosate-based herbicides to increase from first-quarter levels, we continue to expect that our full-year average net selling price and market share will be lower than last year's full-year average net selling price and market share as a result of competitive factors.

          Outside of the United States, first-quarter performance of our ROUNDUP and other glyphosate-based herbicides was mixed. Despite significantly higher usage by farmers in Brazil, sales in that country were lower because of the timing of sales in 2002 and the operational decisions we made last year to reduce the risk of doing business there. These actions have resulted in a decline in distribution inventory levels in that country. The lower sales in Brazil were mostly offset by gains in other Latin American countries. The Asia-Pacific region experienced higher sales volumes and net

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

     sales, led by increased demand from supply customers and by more favorable weather conditions in Australia. However, sales in Japan declined as expected for the quarter as a result of the agreement mid-year 2002 to sell certain of our herbicide assets to Nissan Chemical Industries, Ltd. for use in Japanese markets.

          First-quarter 2003 sales of our other Agricultural Productivity products were relatively unchanged from last year's first quarter levels, as gains in the lawn-and-garden business were offset by lower sales of our selective herbicides. Sales of lawn-and-garden herbicides benefited from favorable weather conditions this quarter. In addition, last year's first quarter net sales were negatively affected by a shift in timing of sales to later quarters in 2002. Selective herbicide sales declined, primarily because of lower sales in the U.S. acetanilide market. We expect this trend to continue for the remainder of the year. The animal agriculture business generally maintained last year's first-quarter net sales levels, despite an extremely weak milk price environment.

          EBIT for this segment improved to $29 million for the first quarter of 2003. Declines in gross profit of ROUNDUP and glyphosate-based herbicides and selective herbicides were partially offset by a gross profit gain in our lawn-and-garden herbicide business. As a percent of sales, gross profit for the segment declined 4 points, driven primarily by the lower average net selling prices of ROUNDUP and other glyphosate-based herbicides. Increases in energy and other raw materials costs were not significant in the first quarter, and were offset by improved overall manufacturing performance. Lower operating expenses contributed positively to EBIT, primarily because of SG&A and R&D spending. Spending levels were lower in the first quarter of 2003 because of timing, cost management, and lower costs attributed to the Agricultural Productivity segment. Lower other expense - net also helped mitigate the gross profit shortfall. Last year, we recognized significantly more other expense in this segment resulting primarily from unfavorable currency effects in Argentina.

         Our Agreement with The Scotts Company

          In 1998, Monsanto entered into an agency and marketing agreement with The Scotts Company (Scotts) with respect to our lawn-and-garden herbicide business. Beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn-and-garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the deferred portions of the $20 million annual fixed fee owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing the interest on the amounts owed by Scotts and including it in interest income. The total amount owed by Scotts, including accrued interest, was $50 million as of March 31, 2003, and Dec. 31, 2002. Scotts has begun paying these deferred amounts ($5 million per year in monthly installments beginning Oct. 1, 2002).


Financial Condition, Liquidity, and Capital Resources
-----------------------------------------------------

Working Capital and Financial Condition
---------------------------------------
                                        March 31, 2003      Dec. 31, 2002
                                        --------------      -------------
             Working capital                $2,726              $2,614
             Current ratio                  2.33:1              2.44:1

          Our balance sheet as of March 31, 2003, reflects working capital of $2.7 billion, a $100 million increase from Dec. 31, 2002. Due to normal seasonal trends in our business, the March 31, 2003 balances for the working capital components of trade receivables and inventories increased, and accrued liabilities decreased from year-end. First-quarter 2003 worldwide collections were slightly lower than first-quarter 2002 collections, primarily because of a highly successful customer prepayment program at the end of 2002. Accrued liabilities declined from Dec. 31, 2002, because of payments to growers for corn and soybean production requirements and payments for customer incentive programs. These seasonal

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

     working capital changes were funded by an increase in short-term borrowings and a decline in cash and cash equivalents. Cash and cash equivalents at Dec. 31, 2002, reflected a high level of customer prepayments received near the end of last year. From December 2002 through the first quarter of 2003, we had $250 million invested in short-term debt securities. These securities matured in the second quarter of 2003.

Cash Flow
---------

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                 2003            2002
                                                                                 ----            ----
              Net cash required by operations                                   $(713)          $(866)
              Net cash required by investing activities                           (47)            (49)
                                                                                 ----            ----
                    Free Cash Flow                                               (760)           (915)
              Net cash provided by financing activities                           412             825

          Free cash flow, which represents the total of net cash required by operations and required by investing activities, was a negative $760 million for the first quarter of 2003. This represents an improvement of $155 million from negative free cash flow for the same period last year. Net cash required by operations declined primarily because of better working capital management quarter-to-quarter. March 31, 2003 net trade receivables as a percent of the last 12 months' sales declined from last year's net accounts receivables percentage. Because of reduced spending levels, we started 2003 with a lower accounts payable balance than the balance at the beginning of 2002. As a result, less cash was required for payments in the first quarter 2003 than the first quarter of 2002. During the first quarters of 2002 and 2003, we made payments relating to our restructuring plans. In the first quarter of 2002, we paid $31 million related to our 2000 restructuring plan. During the same period in 2003, we paid $25 million, the majority of which related to our 2002 restructuring plan. Most of these payments relate to work force separation payments. (See
     Note 9 - Restructuring and Other Special Items - for further details.) Net cash required by investing activities remained relatively unchanged, as lower capital expenditures were offset by the effect of last year's loans from Pharmacia. Net cash provided by financing activities declined more than $400 million. Because of our strong cash position, our reliance on short-term financing was reduced.

          In connection with a financing option that is available to certain of our customers, we collected approximately $20 million in the first quarter of 2003 which would otherwise not have been collected until later in the year. This $500 million revolving credit and liquidity facility allows certain major U.S. customers to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of the third-party specialty lender using Monsanto's credit guidelines approved by the lender, a special purpose entity. The loans are sold to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first loss guarantee of up to $100 million. We have not issued, nor are we obligated to issue, any debt or equity securities in connection with this arrangement.

          As of March 31, 2003, customer loans outstanding through this financing program totaled $129 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms (generally 12 months or less) and we would revert to our past practice of providing customers with direct credit purchase terms. Servicing fee revenues were not significant. As of March 31, 2003, Monsanto's recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

Capital Resources and Liquidity
-------------------------------
                                          March 31, 2003      Dec. 31, 2002
                                          --------------      -------------
       Debt-to-total capital ratio              24%                19%

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

          Our debt-to-total capital ratio increased because of the seasonality of our business. In addition to the senior notes we issued in August 2002, we also use short-term commercial paper borrowings to fund certain of our operating cash requirements. In May 2003, we issued $250 million of 5-year 4% notes. The net proceeds are being used to reduce commercial paper borrowings. Pending such use, we may temporarily invest the net proceeds in interest-bearing securities. We have $950 million available under our $2 billion shelf registration for future debt issuances. We are continuing to make voluntary cash contributions to our U.S. qualified pension plan, and continue to expect an increase in pension expense in 2003 when compared with the prior year. For a detailed discussion regarding our pension-related assumptions, see the "Critical Accounting Policies and Estimates" discussion and Note 13 to the consolidated financial statements in our annual report to shareowners, incorporated by reference into our report on Form 10-K for the year ended Dec. 31, 2002.

Outlook - Update
----------------
          Focused Strategy

          We believe that the focused approach to our business and the value we bring to our customers will allow us to maintain an industry leadership position in a difficult agricultural and economic environment. Growth from our traditional products will continue to be challenged in these conditions, but we believe that our portfolio of integrated products and services continues to offer farmers cost-effective and value-added solutions. In the near term, we are focused on achieving continued growth in our seeds and traits businesses, while ensuring that ROUNDUP and our other herbicides continue to make strong contributions to cash flow and gross profit. Securing biotechnology approvals and continued development and commercialization of our research pipeline are key factors to our future growth, as we continue to transform our business to greater reliance on our seed and higher-margin traits businesses from a chemistry-based portfolio. Increased revenues from seeds and traits are expected to help offset the anticipated decline in ROUNDUP's gross profit contribution. Our seed biotechnology business is discussed in greater detail below. We will also continue to pursue strategic alliances involving the sale or license of certain products or product lines where appropriate. This will allow us to focus our efforts on areas where we can offer an integrated portfolio of seeds, traits and chemicals.

          We remain committed to managing our operating costs and improving our cash position through working capital and capital expenditure management. We aim to maintain the progress we made in managing our investment in working capital, particularly receivables and inventories. We will also continue to seek additional external financing opportunities for our customers to supplement the customer financing program discussed in "Cash Flow."

          As a result of economic reforms in Argentina throughout 2002 and the devaluation of the Argentine peso, we increased the allowance for doubtful trade receivables by $154 million pretax in the second quarter of 2002 for estimated uncollectible accounts receivable in Argentina. Of this amount, approximately $100 million has been written off against accounts receivable as of March 31, 2003. Although we cannot determine how government actions and economic conditions in Argentina will affect the value of the outstanding receivables, we continue to pursue customer collections aggressively. Management's current assessment of the situation is that the current allowance balance is adequate.

          The Brazilian real has also fluctuated considerably. We have a hedging program in place to hedge anticipated Brazilian cash flows through the first half of 2003. While the majority of net current assets are protected against future fluctuation, further devaluation and other economic concerns could have an adverse effect on our sales and net income.

          Seeds and Traits

          Monsanto invests more than 80 percent of its R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. As these segments become more important to our business, we have increased our focus in this area. Monsanto has built a

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

     leading global position in seeds, and successful integration of our seed businesses has allowed us to optimize our seed portfolio. We continue to make improvements in our base seed business, as advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality and yields. Our biotechnology seed traits, such as herbicide tolerance and insect protection, are expressed in products such as ROUNDUP READY soybeans and YIELDGARD corn products. Biotechnology traits offer growers several benefits: lower costs, greater convenience and flexibility, higher yields, and the ability to adopt environmentally responsible practices such as conservation tillage.

          ROUNDUP and other glyphosate-based herbicides can be applied over the top of our glyphosate-tolerant ROUNDUP READY crops, controlling weeds without injury to the crop. This integration of agricultural chemicals and enhanced seeds offers growers a cost-effective solution for weed control. To date, we have introduced ROUNDUP READY traits in soybeans, corn, canola and cotton. In addition, our insect-protection seed traits, such as YIELDGARD for corn and BOLLGARD for cotton, serve as alternatives to certain chemical pesticides. We also offer "stacked" ROUNDUP READY and insect-protection traits for corn and cotton. Stacked traits represent more than one trait in a single crop plant. These stacked traits offer significant growth potential. We are working to secure additional biotechnology approvals for our existing products globally, and toward the development and commercialization of additional products in our pipeline.

          We continue to address concerns raised by consumers in some regions and by public interest groups and questions from government regulators regarding agricultural and food products developed through biotechnology. We are committed to addressing these issues, and to achieving greater acceptance, efficient regulation, and timely commercialization of biotechnology products. We also continue to address concerns about the adventitious or unintended trace presence of biotechnology materials in seed, grain or food. We expect these types of issues to continue. We are addressing the issue of adventitious presence through our own seed quality programs, by working with others in seed, grain, feed and food industry associations, by developing information to improve both understanding and management of biotechnology and seed production quality, and by continuing globally to seek regulations that recognize and accept the adventitious presence of commercial biotechnology traits and provide for approval and acceptance of trace amounts of precommercial traits.

          ROUNDUP Herbicide

          Although ROUNDUP herbicide faces significant competitive pressures, it remains a key part of our business strategy. We believe that glyphosate volumes, including volumes of ROUNDUP, will continue to grow through increased conservation tillage, which helps farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weeds, and through applications of ROUNDUP over the top of increased acreage of ROUNDUP READY crops. We intend to remain a market leader by providing new and unique formulations of ROUNDUP herbicide, such as ROUNDUP WEATHERMAX herbicide, which provides consistent weed control even in a variety of challenging weather conditions. We also remain committed to providing valuable services to growers, and to offering integrated seed, biotechnology and chemistry solutions. We also expect to continue to benefit from our bulk logistics and low-cost manufacturing capabilities for herbicides. Our investments in our facilities and manufacturing advances have helped us maintain our low-cost position. In addition, we sell glyphosate to other herbicide producers to capitalize on our manufacturing economies of scale.

          Even as we face increased competition for our ROUNDUP business, we plan to build on our advantages to capture and sustain value. Without patent protection worldwide, ROUNDUP herbicide faces competition from producers and marketers of glyphosate, whose pricing policies in most instances cause downward pressure on our prices. Our U.S. market share has declined in recent years, and we expect continuing declines over the next few years. The current plan for the ROUNDUP herbicide business in the United States assumes that we will continue to see growth in the overall market for glyphosate, while facing price, gross margin, and market share declines for our ROUNDUP brands. However, if decreases in price or market share, or growth of the overall market, deviates significantly from our expectations, we will need to consider additional changes to our business model.

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

          In recent years, distribution channel inventories increased significantly in the United States. However, ROUNDUP distribution inventory levels at the end of the first quarter 2003 in the United States were roughly flat with levels at 2002 year-end, and our intention is that these inventories remain flat to down over the next few years. However, many factors that are not within our control may affect usage of ROUNDUP herbicides and may also affect distribution inventories -- for example, adverse weather conditions such as those we experienced in the United States in 2002. Higher product levels at our distributors could have a material adverse effect on our future results of operations. Further, an unanticipated rate of reduction in prices of competitive glyphosate products or in ROUNDUP usage could materially adversely affect ROUNDUP pricing and our financial results. In addition, if distributors elect to reduce their inventory levels from current levels, sales volumes of ROUNDUP herbicides would be materially adversely affected.

          Other Information

          As discussed in Note 10 - Commitments and Contingencies - for further details, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

          For  additional   information   on  the  outlook  for  Monsanto,   see
     "Cautionary Statements Regarding Forward-Looking Information."

Critical Accounting Policies and Estimates
------------------------------------------

          In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in
     Note 2 - Significant Accounting Policies - to the consolidated financial statements contained in our annual report to shareowners, incorporated by reference into our report on Form 10-K for the year ended Dec. 31, 2002. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our financial condition, profitability, or liquidity.

          The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report to shareowners, incorporated by reference into our report on Form 10-K for the year ended Dec. 31, 2002. In addition, had we used estimates different from any of these, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented.

New Accounting Standards
------------------------

          Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on Jan. 1, 2003. SFAS 143 addresses financial accounting for and reporting of costs and obligations associated with legal obligations related to the retirement of tangible long-lived assets. Upon adoption of this standard, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, we recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment was increased by approximately $10 million, and asset retirement obligations (a component of noncurrent liabilities) of approximately $30 million was recorded. Adoption of this standard did not affect Monsanto's liquidity.

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

          In 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits itself to an exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. The adoption of SFAS 146 will have no effect on our existing restructuring actions, which were initiated prior to Dec. 31, 2002.

          In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect that SFAS 149 will have a material effect on our financial position, profitability or liquidity.

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

               Pricing Strategy: Historically, we have reduced the average net sales price of ROUNDUP herbicides in selected markets in order to increase volumes, to penetrate new markets, and to compete effectively. In addition to reduced list prices, price reductions may include discounts, rebates or other promotional strategies,

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

               as well as the development and sale of lower-priced formulations for specific uses. However, there can be no guarantee that price reductions will stimulate enough volume growth to offset the price reductions and increase revenues. In the past, price reductions have not always stimulated volume growth and, where volumes have increased, the increases have not always been adequate to offset the price reductions and to increase revenues.

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

               Together with other seed companies,  biotechnology  providers and industry associations, we are actively seeking sound, science-based rules and regulatory interpretations that would clarify the legal status of trace adventitious amounts of biotechnology traits in seed, grain and food, together with rigorous regulation that will prevent the presence of traits intended not to be in food or feed. This may involve the establishment of approval processes or threshold levels for the adventitious presence of biotechnology traits intended to be in food and feed, and standardized sampling and testing methods for all traits. Although we believe that thresholds for traits intended to be in food and feed crops are already implicit in existing seed quality and other laws, the establishment of appropriate regulations would provide the basis for recognition and acceptance of the adventitious presence of biotechnology traits. In the United States, the U.S. Department of Agriculture and U.S. Food and Drug Administration are already coordinating to strengthen the regulation and confinement of traits intended not to be present in food or feed.

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

               Need for Short-Term Financing: Like many other agricultural companies, we regularly extend credit to our customers in certain areas of the world to enable them to acquire agricultural products at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales, we may need to issue short-term debt at certain times of the year in order to fund our cash flow requirements. The amount of short-term debt required will be greater to the extent that we are unable to collect customer receivables when due, to repatriate funds from ex-U.S. operations, or to manage our costs and expenses. Our need for short-term financing typically peaks in the second quarter. Downgrades in our credit rating or other limitations on our ability to access short-term financing, including our ability to refinance our short-term debt as it becomes due, would increase our interest costs and adversely affect our sales and our profitability.

               Litigation and Contingencies: We are involved in numerous major lawsuits regarding contract disputes, intellectual property issues, biotechnology issues, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia Corporation on Sept. 1, 2000, and pursuant to a Separation Agreement entered into on that date and subsequently amended, we assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Pharmacia's former agricultural or chemical businesses. Under the Separation Agreement, as amended, we agreed to indemnify Pharmacia for any liabilities that Solutia Inc. (Solutia) had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. This indemnification obligation applies to litigation, environmental, retiree and all other Pharmacia liabilities that were assumed by Solutia. To the extent that Solutia encounters material liquidity or other financial constraints, the risk that it would be unable to pay, perform or discharge its assumed liabilities or to satisfy its indemnity obligations to Pharmacia, and that we would be called upon to do so, would increase.

               Distribution of Products: In order to successfully market our products, we must estimate growers' needs, and successfully match the level of product at our distributors to those needs. If distributors

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)

          do not have enough inventory of our products at the right time, our current sales will suffer. On the other hand, high product inventory levels at our distributors may cause revenues to suffer materially in future periods as these distributor inventories are worked down. Distributors may also elect to reduce their inventory levels from current levels, which could have a material adverse effect on our sales volumes. High product inventories at our distributors also increases the risk of obsolescence and product returns with respect to our seed products. In addition, distributor liquidity could affect distributors' abilities to purchase or pay for our products.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               There are no material changes related to market risk from the disclosures in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002.

                       MONSANTO COMPANY AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS(continued)


Item 4. CONTROLS AND PROCEDURES

               We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act)) and internal controls designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of May 12, 2003 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

               Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

               This portion of the Report on Form 10-Q describes material legal proceedings that we are defending or prosecuting. These include proceedings  to  which  we are  party  in our  own  name,  as  well as
          proceedings  to  which  Pharmacia   Corporation  (now  a  wholly-owned
          subsidiary of Pfizer Inc) is a named party, but for which we have assumed responsibility pursuant to the Separation Agreement between ourselves and Pharmacia, effective Sept. 1, 2000 as amended. Under that agreement, we assumed responsibility for legal proceedings primarily related to the agricultural business that Pharmacia transferred to us on that date. As a result, although Pharmacia may remain the named defendant or plaintiff in some of these cases, we manage and are responsible for the litigation. In the proceedings where Pharmacia is the named defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the named plaintiff, we will pay the fees and costs of, and receive any benefits from, the litigation. In the following discussion, we may use the phrase "the former Monsanto Company" to refer to Pharmacia prior to the date of the Separation Agreement. We are also involved in other legal proceedings, not described in this section, which arise in the ordinary course of our business. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of these proceedings.

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

               The following discussion provides updated information regarding certain proceedings to which Pharmacia or we are a party and for which we are responsible. Other information with respect to legal proceedings appears in our annual report on Form 10-K for the year ended Dec. 31, 2002.

               As described in our Form 10-K report for the year ended Dec. 31, 2002, on Nov. 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A., now Bayer CropScience AG) ("Bayer") filed suit in United States District Court in North Carolina against the former Monsanto Company and DEKALB Genetics Corporation (subsequently acquired by us) ("DEKALB Genetics"), alleging that because DEKALB Genetics had failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Bayer had been induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Jury trial of the fraud claims ended April 22, 1999, with a verdict against DEKALB Genetics for $15 million in actual damages and $50 million in punitive damages. The district court had dismissed the former Monsanto Company from trial prior to verdict, on the legal basis that it was a bona fide licensee of the corn technology. DEKALB

          Genetics appealed the jury verdict regarding the damage award, and Bayer appealed the finding that the former Monsanto Company was a bona fide licensee. On Nov. 22, 2001, the United States Court of Appeals for the Federal Circuit upheld the judgments against DEKALB Genetics with respect to damages, and against Bayer with respect to the bona fide licensee issue. On March 26, 2002, the Court of Appeals for the Federal Circuit declined rehearing on the damage award, and reversed its decision on the bona fide licensee issue. DEKALB Genetics has paid the monetary judgments. Monsanto and DEKALB Genetics have filed certiorari petitions with the United States Supreme Court to overturn the appellate rulings. In December 2002, the Court referred Monsanto's petition to the Office of the Solicitor General for the United States for comment. On April 8, 2003, the Court granted certiorari to DEKALB Genetics on its petition and remanded the case to the Federal Circuit in light of the Supreme Court's decision in State Farm Mutual Automobile Insurance Co. v. Campbell.


               As described in our Form 10-K report for the year ended Dec. 31, 2002, on Jan. 10, 2003, Bayer BioScience N.V. ("Bayer BioScience") filed a new lawsuit in the U.S. District Court for the District of Delaware contending that a patent assigned to it by PGS and Bayer was infringed by Monsanto's development and potential future sale of corn protected from corn rootworm. Monsanto filed suit the same day in the U.S. District Court for the Eastern District of Missouri to declare the patent invalid, non-infringed and unenforceable due to inequitable conduct before the Patent Office during the procurement of the patent. On March 25, 2003, the Delaware lawsuit filed by Bayer BioScience was transferred to the U.S. District Court for the Eastern District of Missouri.

               As described in our Form 10-K report for the year ended Dec. 31, 2002, on March 7, 2000, the United States Department of Justice filed suit on behalf of the Environmental Protection Agency ("EPA") in United States District Court for the District of Wyoming against the former Monsanto Company, Solutia and P4 Production, seeking civil penalties for alleged violations of Wyoming's environmental laws and regulations, and of an air permit issued in 1994 by the Wyoming Department of Environmental Quality. The permit had been issued for a coal coking facility in Rock Springs, Wyoming, that is currently owned by P4 Production. The United States sought civil penalties of up to $25,000 per day (or $27,500 per day for violations occurring after Jan. 30, 1997) for the air violations, and immediate compliance with the air permit. The parties have filed a Stipulation and Order of Judgment which settles the case, without admitting liability, upon the payment of a civil penalty of $800,000. The Order was entered on April 23, 2003. Pursuant to an agreement between Monsanto and Solutia, the two companies will share the liability based upon their respective purchases from P4 Production. Accordingly, Monsanto will be responsible for approximately $373,000 of the penalty and Solutia will be responsible for the remainder.

               As described in our Form 10-K report for the year ended Dec. 31, 2002, since the late 1990's, the EPA has focused attention on the presence of dioxin in the Kanawha River in West Virginia. As part of its efforts in this regard, the EPA is conducting preliminary assessments at more than 20 sites identified as potential sources of dioxin in the Kanawha River. Among these sites are three landfills - the Heizer Creek landfill, the Poca Strip Mine landfill, and the Manila Creek landfill - that the former Monsanto Company used in the late 1950s to dispose of plant waste from its former Nitro, West Virginia, manufacturing location. Through the preliminary assessment work, the EPA identified an elevated dioxin level in one soil sample taken at the Heizer Creek landfill, and notified the former Monsanto Company of its potential liability at that landfill. Pursuant to a September 1999 consent order with the EPA, the former Monsanto Company and (after Sept. 1, 2000) Monsanto prepared and submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) Report, which contained an investigation of the dioxin contamination at the Heizer Creek landfill, a risk assessment, an evaluation of remedial action options, and our recommended remedy. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. The EPA has approved the EE/CA Report. As of this time, the EPA has not identified elevated dioxin levels at the Poca Strip Mine or Manila Creek landfills. Also with regard to the EPA's focus on dioxin in the Kanawha River, in May 2002, the EPA sent Monsanto a "notice of potential liability and offer to negotiate for removal action" regarding the Kanawha River Sediment Site in Putnam County, West Virginia. The EPA has asked Monsanto to conduct investigations associated with the elevated dioxin levels that the EPA found in sediments located in certain areas of the Kanawha River. We anticipate negotiating a consent order with the EPA to address the requested work. At this point, the degree, if any, to which Monsanto will ultimately be responsible for any costs associated with this matter is unclear.

    Item 5. OTHER INFORMATION

    Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

               Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company ("Former Monsanto") operated an agricultural products business (the "Ag Business"), a pharmaceuticals and nutrition business (the "Pharmaceuticals Business") and a chemical products business (the "Chemicals Business"). Former Monsanto is today known as Pharmacia Corporation ("Pharmacia"). Pharmacia is now a wholly-owned subsidiary of Pfizer Inc, which together with its subsidiaries operates the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia Inc. ("Solutia") comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate, distinct and unaffiliated corporations and provides a brief background on the relationships among these three corporations.


    --------------------- ------------------------------------------------------
    Date of Event                                   Description of Event
    ===================== ======================================================
    Sept. 1, 1997         o    Pharmacia (then known as Monsanto
                               Company) entered into a Distribution Agreement
                               with Solutia related to the transfer of the
                               operations, assets and liabilities of the
                               Chemical Business from Pharmacia (then known as
                               Monsanto Company) to Solutia.
                          o    Pursuant to the Distribution Agreement, Solutia
                               assumed and agreed to indemnify Pharmacia (then
                               known as Monsanto Company) for certain
                               liabilities related to the Chemicals Business.
    --------------------- ------------------------------------------------------
    Dec. 19, 1999         o    Pharmacia (then known as Monsanto
                               Company) entered into an agreement with Pharmacia
                               & Upjohn, Inc. ("PNU") relating to a merger (the
                               "Merger").
    --------------------- ------------------------------------------------------
    Feb. 9, 2000          o    We were incorporated in Delaware as a
                               wholly-owned subsidiary of Pharmacia (then known
                               as Monsanto Company) under the name "Monsanto
                               Ag Company."
    --------------------- ------------------------------------------------------
    Mar. 31, 2000         o    Effective date of the Merger.
                          o    In connection with the Merger, (1) PNU became a
                               wholly-owned subsidiary of Former Monsanto (now
                               Pharmacia);  (2) Former Monsanto changed its name
                               from "Monsanto Company" to "Pharmacia
                               Corporation"; and (3) we changed our name from
                               "Monsanto Ag Company" to "Monsanto Company."
    --------------------- ------------------------------------------------------
    Sept. 1, 2000         o    We entered into a Separation Agreement
                               with Pharmacia related to the transfer of the
                               operations, assets and liabilities of the Ag
                               Business from Pharmacia to us.
                          o    Pursuant to the Separation Agreement, we agreed
                               to indemnify Pharmacia for any liabilities
                               primarily related to the Ag Business or the
                               Chemicals Business, including any liabilities
                               assumed by Solutia pursuant to the Sept. 1, 1997
                               Distribution Agreement, to the extent that
                               Solutia fails to pay, perform or discharge those
                               liabilities.
    --------------------- ------------------------------------------------------
    Oct. 23, 2000         o    We completed an initial public offering in which
                               we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 220 million shares of our common stock.

    --------------------- ------------------------------------------------------
    Jul. 1, 2002          o    We, Pharmacia and Solutia entered into an
                               agreement to provide that Solutia will indemnify
                               us for the same liabilities for which it had
                               agreed to indemnify Pharmacia under the Sept. 1,
                               1997 Distribution Agreement, and to clarify the
                               parties' rights and obligations.
                          o    We and Pharmacia entered into an agreement to
                               clarify our respective rights and obligations
                               relating to our indemnification obligations under
                               the Sept. 1, 2000 Separation Agreement.
                          o    We, Pharmacia and Solutia entered into the
                               Abernathy Agreement regarding the Abernathy
                               litigation described below.
    --------------------- ------------------------------------------------------
    Aug. 13, 2002         o    Pharmacia distributed the 220 million
                               shares of our common stock that it owned to its
                               shareowners via a tax-free stock dividend (the
                               "Monsanto Spinoff").
                          o    As a result of the Monsanto Spinoff, Pharmacia no
                               longer owns any equity interest in Monsanto.
    --------------------- ------------------------------------------------------
    Nov. 15, 2002         o    We, Pharmacia and Solutia entered into
                               the Pennsylvania Agreement regarding the
                               Pennsylvania litigation described below.
    --------------------- ------------------------------------------------------
    Apr. 16, 2003         o    Pursuant to a merger transaction, Pharmacia
                               became a wholly-owned  subsidiary of Pfizer Inc.
    --------------------- ------------------------------------------------------

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

               Solutia is defending itself and Pharmacia in a property damage suit in connection with Commonwealth of Pennsylvania, Department of General Services, et al. v. United States Mineral Products, et al., currently pending in state court in Pennsylvania. The trial court entered judgment on Oct. 17, 2002, in the amount of $59.5 million and Solutia has filed an appeal with the Pennsylvania Supreme Court. Under Pennsylvania law, a bond in the amount of 120 percent of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment pending appeal of the judgment. Pharmacia and Solutia requested Monsanto's assistance to facilitate the posting of an appeal bond in this action. Pursuant to an agreement entered into with Pharmacia and Solutia on Nov. 15, 2002, and subsequently amended, we posted the required appeal bond, collateralized with a $25 million letter of credit. Solutia has delivered letters of credit to us in the aggregate amount of $59.9 million, in order to secure a portion of our obligations in connection with the bond, and has paid all of our out-of-pocket expenses in connection with obtaining the bond. In addition, Solutia is required to either secure a replacement appeal bond or settle the litigation, no later than Nov. 30, 2003. We do not believe that the appeal bond that we posted in November 2002 will have a material adverse effect on our financial position, profitability or liquidity.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits: See Exhibit Index

(B) Reports on Form 8-K:

     The Company furnished a report on Form 8-K (Item 9) on Feb. 5, 2003, pursuant to Regulation FD, providing (i) a press release announcing Monsanto Company's fourth quarter and full-year 2002 financial and operating results, (ii) fourth quarter and full-year 2002 unaudited supplemental data, (iii) 1996-2002 Monsanto Biotechnology Trait Acreage, and (iv) a slide presentation to accompany the Company's webcast financial results conference call.

     The  Company  furnished  a report  on Form 8-K (Item 9) on Feb.  13,  2003,
     pursuant  to  Regulation  FD,   relating  to  a  press  release  and  slide
     presentation prepared for use in a speech given by the Company's Chief Operating Officer at the Morgan Stanley Global Chemical Conference on Feb. 13, 2003.

     The  Company  furnished  a report  on Form 8-K (Item 9) on Feb.  27,  2003,
     pursuant  to  Regulation  FD,   relating  to  a  press  release  and  slide
     presentation prepared for use in a speech given by the Company's Chief Operating Officer at the Goldman Sachs Agricultural Forum on Feb. 27, 2003.

     The Company furnished a report on Form 8-K (Item 9) on March 13, 2003, pursuant to Regulation FD, relating to certifications signed by the Chief Executive Officer and Chief Financial Officer of Monsanto Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were submitted to the Securities and Exchange Commission in connection with the filing of Monsanto Company's Annual Report on Form 10-K for the year ended Dec. 31, 2002.

     The  Company  furnished  a report on Form 8-K  (Item 9) on March 19,  2003,
     pursuant  to  Regulation  FD,   relating  to  a  press  release  and  slide
     presentation prepared for use in a speech given by the Company's Vice President of North American Operations at the Merrill Lynch Chemicals Investor Conference on March 19, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MONSANTO COMPANY
                                         -------------------------------
                                                  (Registrant)


                                              /s/ Richard B. Clark
                                         -------------------------------
                                               RICHARD B. CLARK
                                          Vice President and Controller
                                        (On behalf of the Registrant and
                                          as Principal Accounting Officer)



Date:        May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


/s/ Frank V. AtLee III
----------------------------
Frank V. AtLee III
Chairman of the Board, Chief Executive Officer and President
Monsanto Company

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003



/s/ Terrell K. Crews
------------------------
Terrell K. Crews
Executive Vice President and Chief Financial Officer
Monsanto Company

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

  2               Omitted - Inapplicable

  3               Omitted - Inapplicable

  4               Omitted - Inapplicable

  10              Omitted - Inapplicable

  10.16 Monsanto Company Long-Term Incentive Plan effective April 24, 2003 (formerly the Monsanto 2000 Management Incentive Plan) (incorporated herein by reference to Appendix C to the Company's Proxy Statement dated March 13, 2003.)

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