Form 10-Q
period 2003-06-30
MONSANTO CO /NEW/
filed 2003-08-13
CIK 1110783

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

                  For the quarterly period ended June 30, 2003

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
YES     X      NO
     -------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES      X       NO
      -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      Outstanding at
            Class                                     August 4, 2003
            -----                                     --------------
 Common Stock, $0.01 par value                      261,875,541 shares

================================================================================


                                MONSANTO COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                             Page

PART I. FINANCIAL INFORMATION                                                                                  1

Item 1.   Financial Statements
               Statement of Consolidated Operations                                                            2
               Condensed Statement of Consolidated Financial Position                                          3
               Statement of Consolidated Cash Flows                                                            4
               Notes to Consolidated Financial Statements                                                      5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
               Background                                                                                     15
               Financial Measures                                                                             15
               Results of Operations - Second Quarter 2003 Compared with Second Quarter 2002                  16
               Results of Operations - First Half of 2003 Compared with First Half of 2002                    19
               Financial Condition, Liquidity, and Capital Resources                                          22
               Restructuring                                                                                  24
               Outlook - Update                                                                               26
               Critical Accounting Policies and Estimates                                                     28
               New Accounting Standards                                                                       28
               Cautionary Statements Regarding Forward-Looking Information                                    29
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                            33
Item 4. Controls and Procedures                                                                               33

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                                                     34
Item 4. Submission of Matters to a Vote of Securities Holders                                                 37
Item 5. Other Information                                                                                     38
Item 6. Exhibits and Reports on Form 8-K                                                                      40

SIGNATURE                                                                                                     42
EXHIBIT INDEX                                                                                                 43

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

          The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months and six months ended June 30, 2003, and June 30, 2002, the Condensed Statement of Consolidated Financial Position as of June 30, 2003, and Dec. 31, 2002, the Statement of Consolidated Cash Flows for the six months ended June 30, 2003, and June 30, 2002, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto," "Monsanto Company" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (now a wholly-owned subsidiary of Pfizer Inc.) (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In tables, all amounts are in millions, except per share amounts.


                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                 (Dollars in millions, except per share amounts)
                                    Unaudited

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ------------------------    ------------------------
                                                                         2003         2002           2003         2002
                                                                         ----         ----           ----         ----
Net Sales                                                              $1,682       $1,553         $2,829      $ 2,774
Cost of Goods Sold                                                        788          735          1,402        1,352
                                                                       ------       ------         ------      -------
Gross Profit                                                              894          818          1,427        1,422

Operating Expenses:
   Selling, general and administrative expenses                           276          237            550          532
   Bad debt expense                                                        13          164             15          167
   Research and development expenses                                      125          137            241          256
   Restructuring charges - net                                             (1)          57             (1)          57
                                                                       ------       ------         ------      -------
Total Operating Expenses                                                  413          595            805        1,012
Income From Operations                                                    481          223            622          410

Interest Expense                                                          (21)         (20)           (42)         (38)
Interest Income                                                             4            5              8            9
Other Income (Expense) - net                                              (27)           7            (44)         (36)
                                                                       ------       ------         ------      -------

Income Before Income Taxes and Cumulative Effect of
    Accounting Change                                                     437          215            544          345
Income Tax Expense                                                       (142)         (68)          (177)        (112)
                                                                       ------       ------         ------      -------
Income Before Cumulative Effect of Accounting Change                      295          147            367          233
   Cumulative effect of a change in accounting principle -
     net of tax benefit of $7 and $162, respectively                      --            --            (12)      (1,822)
                                                                       ------       ------         ------      -------
Net Income (Loss)                                                      $  295       $  147         $  355      $(1,589)
                                                                       ======       ======         ======      =======

Basic Earnings (Loss) per Share:
     Income before cumulative effect of accounting change              $ 1.13       $ 0.56         $ 1.40      $  0.90
     Cumulative effect of a change in accounting principle                --           --           (0.05)       (7.01)
                                                                       ------       ------         ------      -------
Net Income (Loss)                                                      $ 1.13       $ 0.56         $ 1.35      $ (6.11)
                                                                       ======       ======         ======      =======

Diluted Earnings (Loss) per Share:
     Income before cumulative effect of accounting change              $ 1.12       $ 0.56         $ 1.40      $  0.88
     Cumulative effect of a change in accounting principle                --           --           (0.05)       (6.90)
                                                                       ------       ------         ------      -------
Net Income (Loss)                                                      $ 1.12       $ 0.56         $ 1.35      $ (6.02)
                                                                       ======       ======         ======      =======

Weighted Average Shares Outstanding:
   Basic                                                                261.5        261.2          261.5        260.0
   Diluted                                                              262.4        264.3          261.9        263.8

Dividends per Share                                                    $ 0.12       $ 0.12         $ 0.24      $  0.24



       See the accompanying notes to consolidated financial statements.



                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                          June 30,           December 31,
                                                                                            2003                 2002
                                                                                          -------            -----------
                                     ASSETS

Current Assets:
    Cash and cash equivalents                                                              $   311            $   428
    Short-term investments                                                                     230                250
    Trade receivables, net of allowances of $247 in 2003 and 2002                            2,709              1,752
    Miscellaneous receivables                                                                  343                389
    Deferred tax assets                                                                        297                260
    Inventories                                                                              1,247              1,272
    Other current assets                                                                        64                 73
                                                                                           -------            -------
Total Current Assets                                                                         5,201              4,424

Property, Plant and Equipment - net                                                          2,322              2,339
Goodwill - net                                                                                 780                757
Other Intangible Assets - net                                                                  593                643
Other Assets                                                                                   817                727
                                                                                           -------            -------
Total Assets                                                                               $ 9,713            $ 8,890
                                                                                           =======            =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
    Short-term debt                                                                        $   340            $   393
    Accounts payable                                                                           312                275
    Accrued liabilities                                                                      1,249              1,142
                                                                                           -------            -------
Total Current Liabilities                                                                    1,901              1,810

Long-Term Debt                                                                               1,103                851
Postretirement Liabilities                                                                     806                817
Other Liabilities                                                                              263                232
Shareowners' Equity:
    Common stock (Authorized:  1,500,000,000 shares, par value $0.01)
        Shares issued:  261,648,327 in 2003 and 261,412,808 in 2002                              3                  3
    Additional contributed capital                                                           8,054              8,050
    Retained deficit                                                                        (1,355)            (1,645)
    Accumulated other comprehensive loss                                                    (1,039)            (1,202)
    Reserve for ESOP debt retirement                                                           (23)               (26)
                                                                                           -------            -------
Total Shareowners' Equity                                                                    5,640              5,180
                                                                                           -------            -------
Total Liabilities and Shareowners' Equity                                                  $ 9,713            $ 8,890
                                                                                           =======            =======



        See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Dollars in millions)
                                    Unaudited
                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                    ----------------
                                                                                                 2003          2002
                                                                                                 ----          ----
Operating Activities:
   Net Income (Loss)                                                                           $  355        $ (1,589)
   Adjustments to reconcile cash provided (required) by operations:
     Items that did not require (provide) cash:
       Pretax cumulative effect of change in accounting principle                                  19           1,984
       Depreciation and amortization expense                                                      225             229
       Bad-debt expense                                                                            15             167
       Noncash restructuring                                                                       --              27
       Deferred income taxes                                                                       (8)           (226)
       Gain on disposal of investments and property - net                                          --             (52)
       Equity affiliate expense - net                                                              19              20
       Other items that did not require cash                                                       18              17
     Changes in assets and liabilities that provided (required) cash:
       Trade receivables                                                                       (1,089)         (1,072)
       Inventories                                                                                 87             121
       Accounts payable and accrued liabilities                                                   263               9
       Related party transactions                                                                  --             (37)
       Tax benefit on employee stock options                                                       --              11
       Deferred revenue on supply agreements                                                       (5)             47
       Net investment hedge loss                                                                  (14)             (6)
       Other items                                                                                (23)              3
                                                                                               ------        --------
Net Cash Required by Operations                                                                  (138)           (347)
                                                                                               ------        --------

Cash Flows Provided (Required) by Investing Activities:
   Acquisitions and investments                                                                  (259)            (60)
   Investment proceeds                                                                            250             --
   Property, plant and equipment purchases                                                        (79)           (101)
   Property disposal proceeds                                                                       3              63
   Loans with related party                                                                        --              14
                                                                                               ------        --------
Net Cash Required by Investing Activities                                                         (85)            (84)
                                                                                               ------        --------

Cash Flows Provided (Required) by Financing Activities:
   Net change in short-term financing                                                              (5)            488
   Loans from related party                                                                        --             (59)
   Long-term debt proceeds                                                                        253              41
   Long-term debt reductions                                                                      (74)            (70)
   Debt issuance costs                                                                             (2)             --
   Payments on other financing                                                                     (6)             --
   Stock option exercises                                                                           3              63
   Dividend payments                                                                              (63)            (62)
                                                                                               ------        --------
Net Cash Provided by Financing Activities                                                         106             401
                                                                                               ------        --------

Net Decrease in Cash and Cash Equivalents                                                        (117)            (30)
Cash and Cash Equivalents at Beginning of Year                                                    428             307
                                                                                               ------        --------
Cash and Cash Equivalents at End of Period                                                     $  311        $    277
                                                                                               ======        ========

See Note 14 - Supplemental Cash Flow Information - for further details.

        See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 - Background and Basis of Presentation

          Monsanto Company is a leading global provider of agricultural products and integrated solutions for farmers. Monsanto produces leading seed brands, including DEKALB and ASGROW, and provides farmers and other seed companies with biotechnology traits that assist farmers in controlling insects and weeds. The company also makes ROUNDUP herbicide and other herbicides. Monsanto's herbicides, seeds, and related biotechnology trait products can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. Monsanto also provides lawn-and-garden herbicides for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

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

          The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002, and the quarterly report on Form 10-Q for the period ended March 31, 2003.

          Financial information for the first six months of 2003 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the timing of the planting and growing season in the Northern Hemisphere.

Note 2 - New Accounting Standards

          Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on Jan. 1, 2003. SFAS 143 addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with Accounting Principles Board
     (APB) Opinion 20, Monsanto recorded an aftertax cumulative effect of accounting change of approximately $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment increased by approximately $10 million, and asset retirement obligations (a component of noncurrent liabilities) of approximately $30 million were recorded. Adoption of this standard did not affect the company's liquidity. If the Company had accounted for its asset retirement obligations in accordance with SFAS 143 for all periods presented, the asset retirement obligation liability would have been $28 million at June 30, 2002 and December 31, 2002. Pro forma effects for the three and six months ended June 30, 2002, were not material to the net earnings or per share amounts, and therefore, have not been presented.

          In 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits itself to an exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. The adoption of SFAS 146 had no effect on Monsanto's existing restructuring actions, which were initiated prior to Dec. 31, 2002.

          In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. SFAS 149 amends and clarifies accounting for derivative instruments, including certain

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)


     derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on Monsanto's financial position, profitability or liquidity.

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

          Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses, because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability, because the servicing fee represents adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant during the first half of 2003.

          During the first six months of 2003, customer loans sold through the financing program totaled approximately $100 million, and approximately $180 million was outstanding as of June 30, 2003. The first loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first loss guarantee. As of June 30, 2003, less than $1 million of loans sold through this financing program were delinquent. As of June 30, 2003, Monsanto's recorded guarantee liability was less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. In the event that Monsanto is called upon to make payments under the first loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

          In January 2003, FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, was issued. Because QSPEs are excluded from the scope of FIN 46, this interpretation does not have an effect on Monsanto's accounting for the customer-financing program.

Note 4 - Inventories

          Components of inventories as of June 30, 2003, and Dec. 31, 2002, were as follows:

                                           June 30,                Dec. 31,
                                             2003                    2002
                                            ------                  ------
    Finished Goods                         $   553                 $   637
    Goods In Process                           440                     398
    Raw Materials and Supplies                 272                     250
                                              ----                 -------
    Inventories at FIFO Cost                 1,265                   1,285
    Excess of FIFO over LIFO Cost              (18)                    (13)
                                             -----                 -------
    Total                                  $ 1,247                 $ 1,272
                                           =======                 =======

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

          Changes in the net carrying amount of goodwill for the quarter ended June 30, 2003, by segment, are as follows:

                                                                                 Agricultural    Seeds and
                                                                                 Productivity     Genomics      Total
                                                                                 ------------    ---------      -----
        Balance as of Jan. 1, 2003                                                   $74           $683         $757
        Effect of foreign currency translation adjustments                            --             22           22
        Additions                                                                      1             --            1
                                                                                     ---           ----         ----
        Balance as of June 30, 2003                                                  $75           $705         $780
                                                                                     ===           ====         ====

          Information regarding the company's other intangible assets is as follows:

                                                As of June 30, 2003                      As of Dec. 31, 2002
                                        ------------------------------------     -------------------------------------
                                        Carrying      Accumulated                Carrying      Accumulated
                                          Amount     Amortization      Net         Amount     Amortization      Net
                                        --------     ------------      ---       --------     ------------      ---
        Germplasm                         $  617          $(365)      $252         $  607         $(322)        $285
        Acquired biotechnology
           intellectual property             390           (164)       226            382          (142)         240
        Trademarks                           110            (26)        84            108           (22)          86
        Other                                 47            (16)        31             50           (18)          32
                                          ------          ------      ----         ------         ------        ----
        Total                             $1,164          $(571)      $593         $1,147         $(504)        $643
                                          ======          ======      ====         ======         ======        ====


          Other intangible assets include a $24 million nonamortizing intangible asset associated with minimum pension liabilities. Total amortization expense of other intangible assets for the three months ended June 30, 2003 and June 30, 2002, was $32 million and $34 million, respectively. Total amortization expense for the six months ended June 30, 2003 and June 30, 2002, was $64 million and $67 million, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002.

Note 6 - Debt Issuance

          In May 2002, Monsanto filed a $2 billion shelf registration with the U.S. Securities and Exchange Commission. In May 2003, Monsanto issued $250 million of 4% notes due on May 15, 2008, under this registration. The net proceeds were used to reduce commercial paper borrowings. As of June 30, 2003, $950 million remained available for future debt issuances.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 7 - Comprehensive Income (Loss)

          Comprehensive income (loss) includes all non-shareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income (loss) is as follows:

                                                    Three Months Ended             Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     ------------------------
                                                       2003        2002            2003        2002
                                                       ----        ----            ----        ----
        Comprehensive income (loss)                    $431         $35            $518       $(1,710)

          The principal difference between net income and total comprehensive income for the applicable 2003 and 2002 periods relates to foreign currency translation adjustments, driven by a strengthening Brazilian currency. The comprehensive loss for the six months ended June 30, 2002, includes the aftertax cumulative effect of a change in accounting principle of $1,822 million related to the adoption of SFAS 142.

Note 8 - Earnings (Loss) Per Share

          Basic earnings (loss) per share (EPS) were computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS were computed taking into account the effect of dilutive potential common shares, calculated as follows in the table below. The dilutive potential common shares consist of outstanding stock options.

                                                                    Three Months Ended             Six Months Ended
                                                                           June 30,                    June 30,
                                                                    -----------------------     ------------------------
                                                                        2003        2002            2003        2002
                                                                        ----        ----            ----        ----
        Weighted-average number of common shares                        261.5       261.2           261.5      260.0
        Diluted potential common shares                                   0.9         3.1             0.4        3.8


Note 9 - Stock-Based Compensation Plans

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

          Had compensation expense for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS 123, Monsanto's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated as follows:

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                    Three Months Ended             Six Months Ended
                                                                           June 30,                    June 30,
                                                                    -----------------------     ------------------------
                                                                       2003         2002            2003        2002
                                                                       ----         ----            ----        ----
        Net income (loss):
            As reported                                               $ 295       $ 147            $ 355     $(1,589)
           Less: Total stock-based employee compensation expense
             determined under fair value based method for all
             awards, net of tax                                          (3)         (7)             (4)         (14)
                                                                      -----       -----            -----     -------
           Pro forma                                                  $ 292       $ 140            $ 351     $(1,603)
                                                                      =====       =====            =====     --------

        Basic income (loss) per share:
           As reported                                                $1.13       $0.56            $1.35     $ (6.11)
           Pro forma                                                  $1.12       $0.54            $1.34     $ (6.17)

        Diluted income (loss) per share:
           As reported                                                $1.12       $0.56            $1.35     $ (6.02)
           Pro forma                                                  $1.11       $0.53            $1.34     $ (6.08)


          On April 24, 2003, Monsanto's shareowners approved an increase in the number of shares reserved for issuance under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company Non-Employee Director Equity
     Incentive  Compensation  Plan by 16.7  million  shares.  Subsequent  to the approved increase and through June 30, 2003, Monsanto has issued approximately 8.4 million stock options with a weighted-average exercise price of $16.52, which will vest in equal annual increments over the next three years.

Note 10 - Restructuring

          The amounts related to restructuring were recorded in the Statement of Consolidated Operations in the following categories:

                                                                   Three Months and
                                                                   Six Months Ended
                                                                       June 30,
                                                             -----------------------------
                                                                 2003             2002
                                                                 ----             ----
         Cost of Goods Sold                                      $ --            $  (9)
            Restructuring charges - net                             1              (57)
                                                                 ----            -----
         Income (Loss) Before Income Taxes                          1              (66)
            Income tax benefit                                     --               23
                                                                 ----            -----
         Net Income (Loss)                                       $  1            $ (43)
                                                                 ====            =====


          2002 Restructuring Plan (charges recorded in 2002)
          -------------------------------------------------

          In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated within the United States and within Brazil, and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States. In connection with this plan, Monsanto recorded $66 million pretax ($43 million aftertax) of net charges in the second quarter of 2002. This net expense was comprised of charges

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)


     relating to workforce reductions ($23 million), facility closures and other exit costs ($16 million), and $27 million relating to property, plant and equipment asset impairments.

          Activities related to the 2002 restructuring plan during the first half of 2003 were as follows:

                                                   Work Force     Facility
                                                   Reductions     Closures      Total
                                                   ----------     --------      -----
         Jan. 1, 2003, Reserve Balance                 $  29          $ 17       $ 46
         Costs Charged Against Reserves                  (24)           (4)       (28)
                                                       -----          ----       ----
         June 30, 2003, Reserve Balance                $   5          $ 13       $ 18
                                                       =====          ====       ====

          During the first half of 2003, $14 million was paid to approximately 160 former employees whose involuntary termination benefits were recorded in 2002, but elected to defer payment until 2003. For the first two quarters, approximately 130 former employees received cash severance payments totaling $10 million. The work force separation payments for the remaining 70 employees associated with this plan will be completed by the end of 2003. Exit costs of $4 million associated with equipment dismantling and disposal were also paid during the first two quarters of 2003. Cash payments to complete these restructuring actions will be funded from operations; such payments are not expected to significantly affect the company's liquidity.

          2000 Restructuring Plan (charges recorded in 2001 and 2000)
          ----------------------------------------------------------

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

          Activities related to the 2000 restructuring plan during the first half of 2003 were as follows:

                                                          Work Force     Facility
                                                          Reductions     Closures    Total
                                                          ----------     --------    -----
                Jan. 1, 2003, Reserve Balance                  $  8        $ 9       $ 17
                Costs Charged Against Reserves                   (2)        (3)        (5)
                Reversals                                       --          (1)        (1)
                                                               ----        ----      ----
                June 30, 2003, Reserve Balance                 $  6        $ 5       $ 11
                                                               ====        ====      ====

          During the first half of 2003, less than $1 million was paid to a former employee whose involuntary termination benefits were recorded in 2001, but elected to defer payment until 2003. For the first half, former employees received cash severance payments totaling $1 million. As of June 30, 2003, approximately 1,485 of the 1,500 planned employee separations were completed. Exit costs of $3 million associated with contract terminations, equipment dismantling and disposal were also paid during the first half of 2003. Restructuring reversals of $1 million were recorded in 2003 upon release of the company's obligation to perform under a contract. The remaining asset dispositions and other exit activities are expected to be completed by Dec. 31, 2003. The remaining restructuring actions will be funded from operations; these actions are not expected to affect the company's liquidity significantly.

Note 11 - Commitments and Contingencies

          Litigation and Indemnification: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility upon the separation of its businesses from those of Pharmacia. Such matters relate to a variety of issues. Certain of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. The litigation that Monsanto is defending and prosecuting does not include litigation that Solutia Inc.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     ("Solutia") assumed from Pharmacia, and which is discussed in the next paragraph. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of the lawsuits that Monsanto is defending or prosecuting, and excluding the Solutia matters discussed in the next paragraph, will not have a material adverse effect on Monsanto's financial position, profitability or liquidity.

          In addition to the litigation that Monsanto is defending or prosecuting, pursuant to the Separation Agreement between Monsanto and Pharmacia (as amended, the "Separation Agreement"), Monsanto is required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia and which Pharmacia would otherwise be required to pay. These liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. The litigation that Solutia assumed from Pharmacia includes litigation currently pending in state and federal courts in Alabama brought by several thousand plaintiffs, alleging personal injury, emotional distress and property damages arising from exposure to polychlorinated biphenyls ("PCB's"). These cases seek substantial but unspecified actual and punitive damages, and verdicts for damages are currently being returned in the first phase of one of these cases. As of Aug. 11, 2003, these verdicts total approximately $100.5 million, relating solely to property damage claims (including cleanup, value diminution and mental anguish). The verdicts represent approximately 510 of the approximately 900 property damage plaintiffs in this case; and claims relating to alleged personal injuries and punitive damages have not yet been tried. Solutia intends to appeal these adverse verdicts. As of this time, efforts by Solutia to settle the PCB litigation have been unsuccessful. On July 29, 2003, Solutia reported significantly lower net income and cash from operations for the second quarter of 2003 than for the similar period in 2002; and anticipated that economic conditions that contributed to those results would remain uncertain for the foreseeable future. Solutia indicated that its business results and the PCB litigation have adversely affected cash flow, and announced that it is considering all available alternatives to address its future liquidity needs. Constraints on Solutia's ability to generate cash, whether from its business operations or from external financing sources, increase the risk that Monsanto will be called upon to indemnify Pharmacia. Monsanto may also determine that it is in its best interest to take action to reduce the likelihood that it would be required to provide indemnification, or to reduce the potential amount of any indemnification. Indemnification, or actions to reduce the likelihood or amount of indemnification, could result in a material adverse effect on Monsanto's financial position, profitability and/or liquidity. At this time, Monsanto is unable to reasonably estimate the potential cost, if any, to the company.

          Guarantees: In November 2002, FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, was issued. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even if the likelihood of performance under the guarantee is remote. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002. There have been no significant changes to guarantees made by Monsanto since Dec. 31, 2002. Disclosures regarding these guarantees made by Monsanto can be found in Note 20 - Commitments and Contingencies - of notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended Dec. 31, 2002. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 3 - Customer Financing Program - of this Form 10-Q. Information regarding Monsanto's contingent liabilities relating to Solutia Inc. can be found in the preceding paragraph.

          In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify officers and directors for liabilities incurred by reason of such person's position with Monsanto. Contracts for the sale of a business or line of business may require indemnification for certain events that arose before the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement related to Monsanto's trait technology. Credit agreements and other financial

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines; these agreements may also require reimbursement of withheld taxes, together with additional payments adequate to allow the recipient to receive an amount equal to the sum it would have received had no such withholding been made ("gross-up" payments). Provisions similar to those in this paragraph may be found in other agreements, including, for example, operating agreements, leases, purchase or sale agreements, and other licenses. It is not possible to predict the maximum potential amount of future payments under these or similar provisions due to the impossibility of predicting whether any of these contingencies will come to pass and if so, at what amount. Historically, these types of provisions did not cause a material effect on Monsanto's financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its financial position, profitability or liquidity.

          Argentina: As a result of economic reforms in Argentina throughout 2002 and the devaluation of the Argentine peso, the company established an allowance of $154 million pretax in the second quarter of 2002 for estimated uncollectible receivables in Argentina. Of that amount, approximately $120 million has been written off against receivables as of June 30, 2003. While the company cannot determine how government actions and economic conditions in Argentina will affect the value of net receivables outstanding, the company continues to pursue customer collections aggressively. Management's current assessment of the situation is that the allowance balance relating to Argentine receivables is adequate.

Note 12 - Accounting for Derivative Instruments and Hedging Activities

          Monsanto's business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign-currency exchange rates, interest rates and, to a lesser degree, security prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that volatility in these markets could have on operating results. Monsanto's overall objective in holding derivatives is to minimize the risks by using the most effective methods to eliminate or reduce the effects of these exposures. Monsanto accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments.

          The company hedges a portion of its net investment in Brazilian subsidiaries, and recorded an aftertax loss of $16 million in the second quarter of 2003 and an aftertax loss of $29 million in the second quarter of 2002. These losses were recorded in accumulated other comprehensive loss. The company recorded an aftertax loss of $19 million for the first six months of 2003 and an aftertax gain of $6 million for the first six months of 2002.

Note 13 - Segment Information

          Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden herbicides, and environmental technologies businesses. Sales between segments were not significant. Segment data, as well as a reconciliation of total Monsanto Company earnings before cumulative effect of accounting change, interest and income taxes (EBIT) to income before cumulative effect of accounting change is presented in the table that follows.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                                               -----------------------     -----------------------
                                                                    2003        2002            2003        2002
                                                                    ----        ----            ----        ----
        Net Sales:
           Seeds and Genomics                                    $   488     $   214          $ 1,038      $  799
           Agricultural Productivity                               1,194       1,339            1,791       1,975
                                                                 -------     -------          -------      ------
             Total Monsanto                                      $ 1,682     $ 1,553          $ 2,829      $2,774
                                                                 =======     =======          =======      ======

        EBIT:
           Seeds and Genomics                                    $    59     $  (196)         $   154      $  (80)
           Agricultural Productivity                                 395         426              424         454
                                                                 -------     -------          -------      ------
             Total Monsanto                                      $   454     $   230          $   578      $  374
           Less: Interest expense - net of interest income            17          15               34          29
           Less: Income tax provision                                142          68              177         112
                                                                 -------     -------          -------      ------
           Income Before Cumulative Effect of
             Accounting Change                                   $   295     $   147          $   367      $  233
                                                                 =======     =======          =======      ======

Note 14 - Supplemental Cash Flow Information

              The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes were as follows:

                                        Six Months Ended
                                            June 30,
                                  -----------------------------
                                        2003         2002
                                        ----         ----
         Interest                       $41          $38
         Taxes                           29           27


          Noncash transactions with Pharmacia during the three months and six months ended June 30, 2002, included approximately $75 million primarily associated with the assumed net pension liabilities and related deferred tax assets. (See Note 15 - Related-Party Transactions in Prior Year - for further details.)

Note 15 - Related-Party Transactions in Prior Year

          On Sept. 1, 2000, Monsanto entered into a master transition services agreement with Pharmacia, its then majority shareowner. Some terms under this master agreement expired on Dec. 31, 2001. New terms were negotiated in 2002, which do not differ materially from previously agreed terms. Under these agreements, Monsanto provides certain administrative support services to Pharmacia, and Pharmacia primarily provides human resources support for Monsanto. These agreements continue to be effective after Pharmacia's Aug. 13, 2002 spinoff of Monsanto. During the three months ended June 30, 2002, Monsanto recognized expenses of $10 million and recorded a reimbursement of $9 million for costs incurred on behalf of Pharmacia. During the six months ended June 30, 2002, Monsanto recognized expenses of $18 million and recorded a reimbursement of $22 million.

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

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Monsanto and Pharmacia entered into an agreement whereby Pharmacia paid Monsanto approximately $40 million, for certain expenses incurred by Monsanto relating to the spinoff of Monsanto by Pharmacia effective Aug. 13, 2002. Remaining funds to be spent as of June 30, 2003, are recorded in short-term accruals and the company expects to utilize the majority of these funds for their designated purposes by Dec. 31, 2003.

Note 16 - Subsequent Events

          As of June 30, 2003, Monsanto had unused committed external borrowing facilities amounting to $1.3 billion. One facility is a $500 million facility that expires in 2005; the other $800 million, 364-day facility was renewed in July 2003 for $500 million. The amount of the 364-day facility was reduced because Monsanto expects to have reduced reliance on commercial paper compared with 2002.

          On July 22, 2003, Monsanto's board of directors authorized a change to the company's fiscal year end from December 31 to August 31. This change aligns the company's business cycle more closely with those of its customers. With this change, Monsanto's 2004 fiscal year will begin Sept. 1, 2003, and end Aug. 31, 2004. The company will file a transition report on Form 10-K for the eight-month period ended Aug. 31, 2003, with the Securities and Exchange Commission in accordance with the filing requirements for such report.

          On July 31, 2003, Monsanto announced a share repurchase program authorizing the purchase of up to $500 million of the company's shares of common stock over a three-year period.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Background
         ----------

          Monsanto Company is a leading global provider of agricultural products and integrated solutions for farmers. We produce leading seed brands, including DEKALB and ASGROW, and we provide farmers and other seed companies with biotechnology traits that assist farmers in controlling insects and weeds. We also make ROUNDUP herbicide and other herbicides. Our herbicides, seeds, and related biotechnology trait products can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

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

          Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This quarterly report on Form 10-Q should also be read in conjunction with Monsanto's annual report on Form 10-K for the year ended Dec. 31, 2002, and quarterly report on Form 10-Q for the period ended March 31, 2003. Financial information for the first six months of 2003 should not be annualized. Monsanto has historically generated the majority of its sales during the first half of the year, primarily because of the concentration of sales due to the timing of the planting and growing season in the Northern Hemisphere. Unless otherwise indicated, "Monsanto" and "the company," and references to "we," "our" and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to the separation of Monsanto's businesses from those of Pharmacia Corporation (now a wholly-owned subsidiary of Pfizer Inc.) (Pharmacia) on Sept. 1, 2000, references to "Monsanto" or "the company" also refer to the agricultural division of Pharmacia. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. In the tables, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and nonbranded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

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

          We also provide information regarding free cash flow, which is an important liquidity measure for Monsanto. We define "free cash flow" as the total of net cash provided or required by operations and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, reinvested into the company for future growth, or returned to our shareowners through dividend payments or share

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation.

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

Results of Operations - Second Quarter 2003 Compared with Second Quarter 2002
-----------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                          June 30,
                                                                     ------------------
         Total Monsanto Company and Subsidiaries:                     2003        2002
         ----------------------------------------                     ----        ----

                Net Sales                                            $1,682       $1,553
                                                                     ======       ======

                Gross Profit                                         $  894       $  818
                                                                     ======       ======

                Income Before Cumulative Effect of
                  Accounting Change                                  $  295       $  147
                                                                     ======       ======

          Net sales for the second quarter improved 8 percent from last year's second quarter net sales. Sales improvements in our Seeds and Genomics segment were partially offset by a sales decline in our Agricultural Productivity segment. The increase in Seeds and Genomics sales was fueled by improved corn seed performance in Latin America and the United States, and stronger sales of our traits in the United States. Net sales this quarter benefited from a lower level of seed returns in Latin America, stemming primarily from the operational changes we put in place last year. The Agricultural Productivity net sales decline was primarily attributable to lower net sales of ROUNDUP in the United States. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

          Gross profit for the second quarter of 2003 increased 9 percent, in line with the 8 percent quarterly net sales increase. Improved corn seed and ROUNDUP results from our Latin American operations benefited this quarter's gross profit comparison, as did higher U.S. sales of our seeds and traits. Last year's second quarter gross profit for both segments was negatively affected by the difficult economic conditions in Latin America and operational changes to address the market and economic uncertainties in that region. These improvements over prior year were partially offset by lower gross profit for ROUNDUP herbicides in the United States, reflecting lower volumes and a shift in ROUNDUP and other glyphosate-based herbicides to our lower-priced products. As a percent of net sales, gross profit remained unchanged. The lower ROUNDUP gross profit was mitigated by higher sales of our traits, which are high margin contributors.

          Operating expenses for the second quarter declined $182 million from last year's second quarter operating expenses.

     o In the second quarter of last year, we established a $154 million pretax bad-debt reserve related to Argentine receivables. This allowance was established because of the economic turmoil and market conditions in that country. Excluding this allowance, bad debt expense for the second quarters of 2003 and 2002 was consistent.

     o We recorded restructuring charges in the second quarter of last year, $57 million of which were recorded in operating expenses.

     o Research and development (R&D) expenses improved 9 percent over last year's second quarter R&D expenses, and continue to reflect the benefits of our restructuring and cost management programs.

     o Selling, general and administrative (SG&A) expenses increased 16 percent, with a variety of factors affecting the quarter-to-quarter comparison. Higher employee-related costs, primarily incentive-related because of our improved operational results, drove this quarter's SG&A expenses higher.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          However, continued cost management efforts helped lessen the effect of the higher incentive accruals this quarter. SG&A expenses in 2002 reflected an approximate $25 million reduction of costs stemming from our agreement to sell certain Monsanto herbicide assets to Nissan Chemical Industries, Ltd. (Nissan) last year. SG&A expenses in 2003 also reflected a reduction, but to a lesser extent, in SG&A costs related to agreements that are a part of our ongoing business.

          Net  interest  expense  increased  slightly  from last  year's  second quarter levels. Although our debt levels during the quarter were significantly lower than debt levels during the same period last year, the change in debt mix from short-term borrowings to long-term fixed-rate notes led to overall higher interest expense.

          We recognized $27 million of net other expense in the second quarter of 2003, compared with $7 million of net other income in the same period last year. Two key items affected this comparison. In 2002, we recorded approximately $20 million of other income related to sales of certain herbicide assets for use in ex-U.S. markets, including the Nissan transaction in Japan and a smaller transaction in the Australia and New Zealand markets. We also recognized $10 million of other income last year related to gains that were realized upon the sale of equity securities. These gains were slightly offset by currency losses reflecting the further devaluation of our net assets denominated in Argentine pesos. Net other expense in 2003 consisted primarily of equity affiliate expense and foreign-currency transaction losses.

          Income tax expense more than doubled, consistent with the growth in our pretax income. The effective tax rate remained steady at 32 percent.

          The factors above explain the change in income before the cumulative effect of accounting change, which increased from $147 million for the second quarter of 2002 to $295 million for the second quarter of 2003.

Seeds and Genomics Segment
--------------------------

                                  Three Months Ended
                                       June 30,
                                  ------------------
                                  2003           2002
                                  ----           ----
   Net Sales                     $ 488          $ 214
                                 =====          =====

   Gross Profit                  $ 291          $  79
                                 =====          =====

   EBIT(1)                       $  59          $(196)
                                 =====          =====

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 13 - Segment Information - for further details.

     Second quarter 2003 Seeds and Genomics net sales more than doubled, topping last year's second quarter net sales by nearly $275 million. This growth reflects improved results in Latin America and the United States. Seeds and Genomics segment results in 2002 were significantly affected by events in Latin America, including the poor economic conditions discussed earlier. In the second quarter of last year, we instituted operational changes to our business model to address the economic uncertainty and unfavorable market conditions there. Last year, we recorded additional return accruals in Argentina and experienced higher seed obsolescence in Brazil. While these changes reduced EBIT in 2002, they have reduced our investments in working capital and risk in that region. Although the predominant Latin American planting season begins in the latter part of the calendar year, so far seed sales and gross profit have rebounded considerably in both Argentina and Brazil this year. This is primarily because of the lower return experience and lower obsolescence charges in 2003.

     The timing of this crop year's buying patterns in the U.S. favorably affected this quarter's net sales. Because of a delayed season, some sales that typically would have taken place in the first quarter took place this quarter.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Sales in the United States also benefited from continued strong performance of our branded corn seed and increased adoption of our biotechnology traits for corn. We also continue to experience strong growth in sales of our "stacked" traits - more than one biotechnology trait in a single crop plant -- for our corn and cotton traits. Despite a competitive U.S. soybean market, acres planted with our ROUNDUP READY soybean trait were up modestly.

     These operational improvements led to a significant increase in segment EBIT and a dramatic increase in gross profit as a percent of net sales for the quarter. Lower operating expenses also contributed to the EBIT improvement. Last year's Seeds and Genomics segment EBIT included a portion of the Argentine bad debt expense, as well as charges related to our 2002 restructuring plan. We continue to tightly control R&D and SG&A expenses, although SG&A expenses related to estimated incentives for employees have increased commensurate with our improved financial results. A higher level of other expense slightly offset these sales and net operating expense improvements. During last year's second quarter, we recognized other income relating to the sale of equity securities.

Agricultural Productivity Segment
---------------------------------

                                                                           Three Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                          2003            2002
                                                                          ----            ----

          Net Sales
                ROUNDUP and other glyphosate-based herbicides             $  739        $   844
                 All other                                                   455            495
                                                                          ------        -------
                     Total Net Sales                                      $1,194        $ 1,339
                                                                          ======        =======

           Gross Profit
                ROUNDUP and other glyphosate-based herbicides             $  383        $   504
                 All other                                                   220            235
                                                                          ------         ------
                     Total Gross Profit                                   $  603        $   739
                                                                          ======        =======

           EBIT(1)                                                        $  395        $   426
                                                                          ======        =======

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 13 - Segment Information - for further details.

          In the Agricultural Productivity segment, second quarter sales declined 11 percent from the same period last year. Sales of ROUNDUP and other glyphosate-based herbicides represented the bulk of the sales decline, stemming primarily from lower net sales in the United States. Selective herbicide sales also declined, primarily because of lower sales in the U.S. acetanilide market. Wet weather conditions affected this market in the second quarter of 2003, as did a continued competitive environment and increased adoption of our ROUNDUP READY corn products.

          Worldwide net sales of ROUNDUP and other glyphosate-based herbicides declined 12 percent. Similar to last quarter, worldwide volumes grew primarily because of higher sales volumes in Latin America and increased demand from supply customers. As expected, sales of ROUNDUP and other glyphosate-based herbicides decreased in the United States, reflecting a shift of volumes to our lower-priced products. As a result of this shift, the average net selling price of ROUNDUP branded herbicides has declined from last year's second quarter levels. Volumes were also affected by wet weather conditions, which delayed some of this year's applications over-the-top of ROUNDUP READY crops until after the second quarter. In addition, sales to distributors were less than end-user usage this quarter, which also reduced net sales. Last year, adverse weather conditions reduced the amount of glyphosate used during the over-the-top season.

          Improved performance of glyphosate-based herbicides outside the United States helped partially offset the U.S. decline. Improved market and economic conditions in Latin America versus prior year, particularly Brazil, led to modest volume growth. In Australia, increased demand from supply customers and continued favorable weather conditions drove sales higher in that country. However, as expected, the absence of sales in Japan

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     negatively affected net sales because of our sale last year of certain herbicide assets to Nissan for use in Japanese markets.

          Quarterly EBIT for the segment declined $31 million, primarily because of the lower sales of ROUNDUP and other glyphosate-based herbicides. Segment gross profit and gross profit as a percent of net sales both declined, reflective of the lower average net selling price of ROUNDUP herbicides. While our cost management efforts continue, employee-related costs related to incentive accruals have increased this quarter's SG&A expenses, consistent with Monsanto's improved overall operating performance so far this year. Last year's transaction with Nissan also affected the quarter-to-quarter comparison. We recorded other income and a reduction to SG&A expenses related to the sale of certain Japanese assets in the second quarter of 2002. However, lower bad debt and restructuring expenses this year helped partially mitigate this EBIT shortfall. In the second quarter of last year, a portion of the Argentine bad debt allowance was recorded in this segment's results.

Results of Operations - First Half 2003 Compared with First Half 2002
---------------------------------------------------------------------

          We recognized net income of $355 million, or $1.35 per share, for the first six months of 2003. For the first six months of 2002, we recognized a net loss of $1.6 billion, or $6.02 per share. The following factors affected the year-to-date comparison:

     o $1.8 billion aftertax goodwill impairment in 2002 upon adoption of a new accounting standard relating to goodwill
     o Aftertax charge of $12 million upon adoption of a new accounting standard relating to asset retirement obligations in 2003
     o Lower volumes and average net selling prices of ROUNDUP herbicides in the United States in 2003
     o Establishment of a $100 million aftertax bad debt reserve in 2002 related to Argentine receivables
     o Actions in 2002 to reduce risk in Latin America, due to economic and market uncertainties last year, that negatively affected last year's results
     o    Charges last year relating to our 2002 restructuring plan
     o Gain from sales in 2002 of certain herbicide assets for use in certain ex-U.S. markets

                                                                      Six Months Ended
                                                                          June 30,
                                                                      ----------------
         Total Monsanto Company and Subsidiaries:                     2003         2002
         ----------------------------------------                     ----         ----

                Net Sales                                            $2,829       $2,774
                                                                     ======       ======

                Gross Profit                                         $1,427       $1,422
                                                                     ======       ======

                Income Before Cumulative Effect of
                  Accounting Change                                  $  367       $  233
                                                                     ======       ======

          Net sales for the first half of 2003 increased nearly 2 percent from last year's first half net sales. Both segments benefited from improved performance in Latin America. Last year's net sales were negatively affected by the economic conditions in that region, as well as the operational changes we made to our business to address the uncertainties there. In the Seeds and Genomics segment, U.S. corn seed sales continued to experience strong growth. Higher cotton and canola traits more than offset slight decreases in corn and soybean traits for the first half of the year. Sales in the Agricultural Productivity segment were affected by lower U.S. ROUNDUP volumes and the continued shift toward lower priced ROUNDUP and other glyphosate-based herbicides in the U.S. post-patent glyphosate market. Sales of our selective herbicides also declined. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Gross profit of $1.4 billion for the six-month period ended June 30, 2003, was relatively unchanged from gross profit for the same period last year. Increases in Seeds and Genomics gross profit were offset by declines in Agricultural Productivity gross profit. As a percent of net sales, gross profit declined one point to 50 percent. Improved operations in Latin America, coupled with continued growth in our stacked traits, have benefited our margins. These improvements have helped mitigate the effect of the shift in ROUNDUP and other glyphosate-based herbicide sales to lower priced products.

          Operating expenses for the first half of 2003 declined more than 20 percent from last year's first-half operating expenses. Three major events last year affect the first-half comparison. Last year, we increased our allowance for uncollectible trade receivables by $154 million because of the economic turmoil and market conditions in Argentina. We also recorded $57 million of operating expenses related to management's 2002 restructuring plan in the second quarter of 2002. These and other operating expenses for the first half of last year were partially offset by a $25 million reduction in SG&A costs stemming from the sale of certain Monsanto herbicide assets to Nissan.

          SG&A expenses for the first half of 2003 increased 3 percent from the same period last year. In addition to last year's reduction in costs last year related to Nissan discussed above, higher employee-related costs have affected the comparison from prior year. Continued cost management has helped offset some of this increase, and has also led to a 6 percent decrease in R&D expenses. We are also continuing to see the benefits from our restructuring programs through lower R&D expenses.

          Net interest expense increased slightly to $34 million for the first two quarters of 2003. Consistent with the first quarter, lower average borrowing levels for the six-month period were offset by higher interest rates associated with our long-term senior notes that were issued after last year's second quarter.

          Income taxes for the first half of 2003 increased 58 percent to $177 million, consistent with the increase in pretax earnings. The effective tax rate increased just slightly to 33 percent because of the difference in the mix of earnings projected for 2003 versus those in 2002.

          The factors above explain the change in income before the cumulative effect of accounting change, which increased from $233 million for the first half of last year to $367 million for the first half of this year. In each period, we recognized a cumulative effect of accounting change that affected net income (loss). Last year, we recorded a $1.8 billion ($6.90 per share) aftertax goodwill impairment charge that resulted from our adoption of a new accounting standard related to goodwill and other intangible assets. A new accounting standard relating to asset retirement obligations adopted in 2003 negatively affected our 2003 net income by $12 million, or $0.05 per share, aftertax. Including the effects of these accounting changes, we recognized a net loss for the first half of 2002 in the amount of $1.6 billion, and net income totaling $355 million for the first half of this year.

Seeds and Genomics Segment
--------------------------

                                                  Six Months Ended
                                                       June 30,
                                                  --------------------
                                                   2003           2002
                                                   ----           ----
           Net Sales                             $1,038         $  799
                                                 ======         ======

           Gross Profit                          $  594         $  411
                                                 ======         ======

           EBIT(1)                               $  154         $  (80)
                                                 ======         ======

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 13 - Segment Information - for further details.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Sales in the Seeds and Genomics segment improved nearly $240 million, led by corn seed net sales increases in Latin America and the United States. Seed sales in Latin America were depressed last year, when we recorded additional return accruals in Argentina in response to the contracting market that was affected by the economic conditions. More normal return experience this year, coupled with improved market conditions and the benefits of the operational changes we instituted, have led to an increase in sales in that region. However, the primary sales activity in this region will not occur until later in 2003, when the predominant planting season starts.

          Corn seed sales also increased in the United States. The quality of Monsanto's corn seed portfolio was evidenced by a market share gain, on top of last year's share gains. As expected, U.S. soybean seed sales declined, reflecting the competitive U.S. soybean market. Cotton and canola trait revenues increased for the six-month comparison. We experienced higher corn and soy trait sales early in the U.S. crop season (the fourth quarter of calendar-year 2002), and sales of these products increased on a crop year basis. An increasingly higher percentage of our seed sales contain a biotechnology trait, demonstrating continued growing demand for our biotechnology products. We continue to see growth in our stacked corn and cotton trait products, which deliver both herbicide tolerance and insect protection. For the 2003 crop year, we currently estimate that our insect-protected and ROUNDUP READY traits were planted on approximately 105 million acres in the United States. This represents an 8 percent increase compared with approximately 97 million U.S. acres planted with Monsanto's traits the previous crop year.

          The Seeds and Genomics segment delivered $154 million of EBIT for the first half of 2003, up from the EBIT loss of $80 million last year. Gross profit as a percent of sales increased 6 percentage points. Strong corn seed performance in the United States and Latin America and improved Latin American operations drove the EBIT and gross profit improvements. While segment EBIT for the first half of 2002 included charges for restructuring and additional bad debt expense relating to Argentine receivables, this year's first-half EBIT reflected higher SG&A expenses. The effects of higher employee-related costs and a higher level of expenses allocated to this segment were partially offset by continued management of other SG&A and R&D costs.

Agricultural Productivity Segment
---------------------------------

                                                                            Six Months Ended
                                                                                June 30,
                                                                        -----------------------
                                                                          2003           2002
                                                                          ----           ----
           Net Sales
                ROUNDUP and other glyphosate-based herbicides             $1,060        $ 1,205
                 All other                                                   731            770
                                                                          ------        -------
                     Total Net Sales                                      $1,791        $ 1,975
                                                                          ======        =======

           Gross Profit
                ROUNDUP and other glyphosate-based herbicides             $  478        $   639
                 All other                                                   355            372
                                                                          ------        -------
                     Total Gross Profit                                   $  833        $ 1,011
                                                                          ======        =======

           EBIT(1)                                                        $  424        $   454
                                                                          ======        =======

(1) Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 13 - Segment Information - for further details.

          Agricultural Productivity net sales for the first half of 2003 declined $184 million from net sales for the same period last year. This decline is largely attributable to lower sales of ROUNDUP herbicides in the United States. Lower volumes and lower average net selling prices affected U.S. sales of these products. Volumes declined 18 percent from last year's first-half levels. Wet weather conditions in 2003 delayed some of this year's applications over-the-top of ROUNDUP READY crops until after the second quarter. In addition, sales to distributors through the first half of the year were less than end-user usage, which also reduced net sales.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     Last year, adverse weather conditions reduced the amount of glyphosate used in the over-the-top market. The average net selling price of ROUNDUP branded products in the United States declined approximately 19 percent from last year's first-half price levels, primarily reflecting a continued shift to lower-priced glyphosate products. Since our higher-priced products tend to be used predominantly for the over-the-top market, which occurs after the first quarter of the year, the average net selling price of ROUNDUP and other glyphosate-based herbicides for the first half of 2003 increased from levels earlier in the year. We continue to expect that our full-year average net selling price and market share will be lower than last year's full-year average net selling price and market share as a result of competitive factors.

          Worldwide, volumes of ROUNDUP and other glyphosate-based herbicides grew primarily because of ROUNDUP gains in Latin America and increased demand from supply customers. Economic conditions and the operational changes we made drove last year's sales lower in Latin America. The Asia-Pacific region experienced higher sales volumes during the first half of 2003, led by increased demand from supply customers and by more favorable weather conditions in Australia. However, sales in the region declined for the period because of the absence of sales in Japan. We signed an agreement in mid-year 2002 to sell certain of our herbicide assets to Nissan for use in Japanese markets.

          First-half 2003 net sales of our other Agricultural Productivity products were down approximately $40 million. Selective herbicide sales declined, primarily because of lower sales in the U.S. acetanilide market. We expect this trend to continue for the remainder of the year, reflective of the competitive nature of this market and continued adoption of ROUNDUP READY corn products. Sales in 2003 were also negatively affected by wet weather, which led to some of this season's acetanilide applications being lost. The animal agriculture business experienced moderately lower sales in an extremely weak milk price environment. Higher sales of lawn-and-garden herbicides partially offset these sales declines, as the business benefited from favorable weather conditions this year. We are party to an agency and marketing agreement with The Scotts Company with respect to our lawn-and-garden herbicide business. For additional details, please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report to shareowners for the year ended Dec. 31, 2002.

          EBIT for the segment declined $30 million to $424 million for the first half of 2003. The effect of lower ROUNDUP sales in the United States was partially offset by significantly lower bad debt expense and improved operations in Latin America. Continued cost management also helped lessen the effect of the lower ROUNDUP sales, though SG&A expenses were slightly higher because of higher employee-related costs. As mentioned in the quarter-to-quarter discussion, second quarter 2002 results for the segment also included gains from the Nissan transaction.

Financial Condition, Liquidity, and Capital Resources
-----------------------------------------------------

    Working Capital and Financial Condition
    ---------------------------------------

                                              June 30, 2003       Dec. 31, 2002
                                              -------------       -------------
                  Working capital                $ 3,300             $ 2,614
                  Current ratio                   2.74:1              2.44:1

          Our balance sheet at June 30, 2003, reflected working capital of $3.3 billion, an increase of nearly $700 million from Dec. 31, 2002. Trade receivables were the major driver of the working capital increase, consistent with the seasonal trends of our business. However, as a percent of sales, our year-to-date receivables position has improved by 9 percentage points. Trade receivables as of June 30, 2003 declined over $200 million from year-ago levels, driven by lower receivable balances in the United States and Brazil. In the United States, lower ROUNDUP sales and increased usage of our third-party financing option led to a lower net receivable balance. Although our seed and trait sales increased significantly this year, a highly successful seed prepayment program at the end of last year kept the June 30, 2003 receivable balances lower in the United States. In Latin America, we are seeing the results of our tightened credit policies instituted last year. Stronger collections led to an overall year-over-year decline in the net trade receivable balances in Brazil and in Argentina. In Brazil, a strengthening currency partially masked the effect of the stronger collections. Our working capital balances

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     as of June 30, 2003 and Dec. 31, 2002, reflect the strength of our cash flow. At the end of both periods, we had over $200 million invested in short-term debt securities and over $300 million of cash on hand.

     Cash Flow
     ---------

                                                                              Six Months Ended June 30,
                                                                           ------------------------------
                                                                                 2003            2002
                                                                                 ----            ----
              Net cash required by operations                                   $(138)          $(347)
              Net cash required by investing activities                           (85)            (84)
                                                                                -----           -----
                    Free Cash Flow                                               (223)           (431)
              Net cash provided by financing activities                           106             401


          Free cash flow, which represents the total of net cash provided or required by operations and provided or required by investing activities, was a negative $223 million for the first half of 2003. Our free cash flow for the first half of the year is historically negative, as we use cash to fund the seasonal fluctuations in our business. Our 2003 first-half free cash flow represents a considerable improvement -- more than $200 million -- from the negative free cash flow for the same period last year. A decrease in the net cash required by operations fueled the free cash flow improvement. A key driver of the lower cash requirement this year is our improved financial performance, reflecting our strong Seeds and Genomics net sales and an improved Latin American business. This improved financial performance also drove accrued liabilities at the end of June 2003 higher than the same time last year, primarily because of accruals for income taxes, employee incentives, and customer incentive programs. We continue to carefully manage our investments in trade receivables and inventories, and have benefited from strong collections. Net cash required by investing activities was relatively unchanged, as the proceeds associated with the sale of herbicide assets to Nissan in 2002 were offset by lower capital expenditures and investments in short-term debt securities in 2003. Investments of $250 million matured throughout April and May of 2003, and following strong second quarter collections, we invested $230 million in short term debt securities as of June 30, 2003. The strength of our cash flow enabled us to reduce our reliance on borrowings, thereby reducing net cash provided by financing activities for the quarter.

          Because of the strong cash-generating capabilities demonstrated by Monsanto this year, the company's board of directors authorized an increase in the quarterly dividend in April 2003, and the executive committee of the board approved a share repurchase program in July 2003. This repurchase program allows for the purchase of up to $500 million of Monsanto's common stock over a three-year period.

          Customer Financing Program: In connection with a financing option that is available to certain of our customers, we collected approximately $100 million in the first half of 2003, which would otherwise have been collected later in the year. For the first half of 2003, our customers increased their use of this financing option by more than $40 million. This $500 million revolving credit and liquidity facility allows certain U.S. customers to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of the third-party specialty lender using Monsanto's credit guidelines approved by the lender, a special purpose entity. The loans are sold to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first loss guarantee of up to $100 million. We have not issued, nor are we obligated to issue, any debt or equity securities in connection with this arrangement.

          As of June 30, 2003, customer loans outstanding through this financing program totaled approximately $180 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms (generally 12 months or less) and we would revert to our past practice of providing customers with direct credit purchase terms. Servicing fee revenues were not significant. As of June 30, 2003, Monsanto's recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     Capital Resources and Liquidity
     -------------------------------
                                              June 30, 2003       Dec. 31, 2002
                                              -------------       -------------
       Debt-to-total capital ratio                 20%                19%

          Our debt-to-capital ratio increased slightly from Dec. 31, 2002, but declined significantly from the 27 percent debt-to-capital ratio at the same time last year. As mentioned previously, because of our strong cash position, our reliance on short-term financing has been reduced from historical levels. In May 2003, we issued $250 million of 5-year 4 percent notes. These notes were subsequently swapped to six-month London Interbank Offered Rate (LIBOR), plus a spread of 39 basis points. As of June 30, 2003, we had $950 million available for future debt issuances under our shelf-registration filed in May 2002.

     Postretirement Benefits - Pensions
     ----------------------------------

          Because of the decline in the equity markets, the fair value of assets in the Monsanto U.S. qualified pension plan decreased in 2002. As a result, along with the impact of declining interest rates, we recorded an additional minimum pension liability adjustment during the third and fourth quarters of calendar-year 2002. Since interest rates have continued to decline, we anticipate that an increase to the additional minimum pension liability will be required to be recorded in our financial statements for the eight-month period ended Aug. 31, 2003. (See note 16 regarding the change in Monsanto's fiscal year end.) This adjustment is necessary so that the recorded pension liability is at least equal to the unfunded accumulated benefit obligation for the plan. Similar to the additional minimum pension liability adjustment in 2002, this noncash adjustment will decrease shareowners' equity, but will not affect our results of operations.

          We are continuing to make voluntary cash contributions to our U.S. qualified pension plan. The company's funding policy is to contribute at a minimum the amount required by regulation with the ability to make discretionary amounts if merited. In light of a significant decline in interest rates and the adverse performance of the financial markets in recent years as mentioned previously, required contributions were expected to begin in 2004. Accordingly, although contributions are not required for 2003, the company expects to contribute approximately $135 million to the U.S. qualified plan during calendar year 2003 (including $30 million contributed through the second quarter). We have chosen to use a portion of our cash flow from 2003 to accelerate our contributions and increase the amount contributed in 2003 to $135 million from the prior $60 million estimate to maintain future contribution flexibility allowed by regulations. While the level of future contributions that would be required is volatile and depends heavily on plan asset experience and interest rates, we expect to continue to contribute to the plan on a regular basis in the near-term.

Restructuring
-------------
          The amounts related to restructuring plans were recorded in the Statement of Consolidated Operations in the following categories:

                                                          Three and Six
                                                          Months Ended
                                                          June 30, 2002
                                                          -------------
                                                              2002
                                                              ----
         Cost of Goods Sold                                   $ (9)
            Restructuring charges - net                        (57)
                                                              ----
         Income (Loss) Before Income Taxes                     (66)
            Income tax benefit                                  23
                                                              ----
         Net Income (Loss)                                    $(43)
                                                              ====

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          2002 Restructuring Plan:
          In 2002, Monsanto's management approved a restructuring plan to further rationalize (i.e., consolidate or shut down) facilities and reduce the work force. In connection with this plan, Monsanto recorded $66 million pretax ($43 million aftertax) of net charges in the second quarter of 2002. The pretax components of the restructuring for the three months and six months ended June 30, 2002 were as follows:

                                                               Three and Six
                                                                Months Ended
                                                               June 30, 2002
                                                               -------------
        Work Force Reductions                                     $23
        Facility Closures / Exit Costs                             16
        Asset Impairments:
             Property, plant and equipment - net                   27
                                                                  ---
        Total Pretax Charge                                       $66
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

          During the first half of 2003, $14 million was paid to approximately 160 former employees whose involuntary termination benefits were recorded in 2002, but elected to defer payment until 2003. For the first two quarters, approximately 130 former employees received cash severance payments totaling $10 million. The work force separation payments for the remaining 70 employees associated with this plan will be completed by the end of 2003. Exit costs of $4 million associated with equipment dismantling and disposal were also paid during the first two quarters of 2003. Cash payments to complete the actions related to this plan will be funded from operations and are not expected to significantly affect our liquidity. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

          2000 Restructuring Plan:
          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and streamline operations. In connection with this plan, Monsanto incurred $474 million of net charges during 2000 and 2001.

          During the first half of 2003, less than $1 million was paid to a former employee whose involuntary termination benefits were recorded in 2001, but elected to defer payment until 2003. For the first half, former employees received cash severance payments totaling $1 million. As of June 30, 2003, approximately 1,485 of the 1,500 planned employee separations were completed. Exit costs of $3 million associated with contract terminations, equipment dismantling and disposal were also paid during the first half of 2003. Restructuring reversals of $1 million were recorded in 2003 upon release of the company's obligation to perform under a contract. The remaining asset dispositions and other exit activities are expected to be completed by Dec. 31, 2003. Cash payments to complete this restructuring plan will be funded from operations and are not expected to significantly affect the company's liquidity. We anticipate that these actions will yield annual cash savings of more than $100 million.

          See Note 10 - Restructuring - of Notes to Consolidated Financial Statements for further details regarding our restructuring plans.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)
Outlook - Update
----------------
          Focused Strategy

          We believe that the focused approach to our business and the value we bring to our customers will allow us to maintain an industry leadership position in a highly-competitive and difficult agricultural and economic environment. Growth from our traditional products will continue to be challenged in these conditions, but we believe that our portfolio of integrated products and services continues to offer farmers cost-effective and value-added solutions. In the near term, we are focused on achieving continued growth in our seeds and traits businesses, while ensuring that ROUNDUP and our other herbicides continue to make strong contributions to cash flow and gross profit. Securing biotechnology approvals and continued development and commercialization of our research pipeline are key factors to our future growth, as we continue to transform our business to greater reliance on our seed and higher-margin traits businesses from a chemistry-based portfolio. Increased revenues from seeds and traits are expected to help offset the anticipated decline in ROUNDUP's gross profit contribution. Our seed biotechnology business is discussed in greater detail below. We will also continue to pursue strategic alliances involving the sale or license of certain products or product lines where appropriate. This will allow us to focus our efforts on areas where we can offer an integrated portfolio of seeds, traits and chemicals.

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

          As a result of economic reforms in Argentina throughout 2002 and the devaluation of the Argentine peso, we increased the allowance for doubtful trade receivables by $154 million pretax in the second quarter of 2002 for estimated uncollectible accounts receivable in Argentina. Of this amount, approximately $120 million has been written off against accounts receivable as of June 30, 2003. Although we cannot determine how government actions and economic conditions in Argentina will affect the value of the outstanding receivables, we continue to pursue customer collections aggressively. Management's current assessment of the situation is that the current allowance balance relating to Argentine receivables is adequate.

          The Brazilian real has also fluctuated considerably in the past year, although recent improvements in economic and political situation have reduced volatility. We have a hedging program in place to hedge anticipated Brazilian cash flows through the end of August. While the majority of net current assets are protected against future fluctuation, further devaluation and other economic concerns could have an adverse effect on our sales and net income.

          Seeds and Traits

          Monsanto invests more than 80 percent of its R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. As these segments become more important to our business, we have increased our focus in this area. Monsanto has built a leading global position in seeds, and successful integration of our seed businesses has allowed us to optimize our seed portfolio. We continue to make improvements in our base seed business, as advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality and yields. Our biotechnology seed traits, such as herbicide tolerance and insect protection, are expressed in products such as ROUNDUP READY soybeans, YIELDGARD Rootworm corn, and YIELDGARD Corn Borer products. Biotechnology traits offer growers several benefits: lower costs, greater convenience and flexibility, higher yields, and the ability to adopt environmentally responsible practices such as conservation tillage.

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

          In recent years, distribution channel inventories had increased significantly in the United States. However, ROUNDUP distribution inventory levels at the end of the first half of 2003 in the United States were lower than levels at June and December last year.

          Other Information

          As discussed in Note 11 -- Commitments and Contingencies, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

          As further discussed in Note 11, Monsanto has agreed to indemnify Pharmacia for liabilities that Solutia Inc. (Solutia) assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     liabilities. Note 11 includes further information regarding Solutia, and related risks to Monsanto's financial position, profitability and/or liquidity.

          For  additional   information   on  the  outlook  for  Monsanto,   see
     "Cautionary Statements Regarding Forward-Looking Information."

Critical Accounting Policies and Estimates
------------------------------------------

          In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in
     Note 2 -- Significant Accounting Policies -- to the consolidated financial statements contained in our annual report to shareowners, incorporated by reference into our report on Form 10-K for the year ended Dec. 31, 2002. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our financial condition, profitability, or liquidity.

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

          In 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits itself to an exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. The adoption of SFAS 146 had no effect on our existing restructuring actions, which were initiated prior to Dec. 31, 2002.

          In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position, profitability or liquidity.

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

          Pricing Strategy: Historically, we have reduced the average net sales price of ROUNDUP herbicides in selected markets in order to increase volumes, to penetrate new markets, and to compete effectively. In addition to reduced list prices, price reductions may include discounts, rebates or other promotional strategies, as well as the development and sale of lower-priced formulations for specific uses. However, there can be no guarantee that price reductions will stimulate enough volume growth to offset the price reductions and increase revenues. In the past, price reductions have not always stimulated volume growth and, where volumes have increased, the increases have not always been adequate to offset the price reductions and to increase revenues.

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

          In addition to delaying or preventing the sale or import of our products, regulatory authorities can order recalls, and prohibit, or place limits or conditions on, the planting of seeds containing biotechnology traits. Although weed resistance to various herbicides has occurred and is managed through proper use, stewardship and alternative weed control methods, government agencies could choose to restrict the use of herbicides and herbicide-tolerant crops, such as glyphosate and glyphosate-tolerant crops, in response to claims that increased use of the herbicide increases the potential for the development of weed resistance. Legislation or regulation may also require the tracking of biotechnology products and the labeling of food or feed products with ingredients grown from seeds containing biotechnology traits. In addition, international agreements, such as the Cartagena Biosafety Protocol may also affect the treatment of biotechnology products.

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

          Certain of our patents and licenses are currently the subject of litigation, and additional future litigation is possible. Although the outcome of such litigation cannot be predicted with certainty, we will continue to defend and litigate our positions vigorously. We believe that we have meritorious defenses and claims in the pending suits.

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

          Need for Short-Term Financing: Like many other agricultural companies, we regularly extend credit to our customers in certain areas of the world to enable them to acquire agricultural products at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales, we may need to issue short-term debt at certain times of the year in order to fund our cash flow requirements. The amount of short-term debt required will be greater to the extent that we are unable to collect customer receivables when due, to repatriate funds from ex-U.S. operations, or to manage our costs and expenses. Our need for short-term financing typically peaks in the second quarter. Downgrades in our credit rating or other limitations on our ability to access short-term financing, including our ability to refinance our short-term debt as it becomes due, would increase our interest costs and adversely affect our profitability.

          Litigation and Contingencies: We are involved in numerous major lawsuits regarding contract disputes, intellectual property issues, biotechnology issues, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia Corporation on Sept. 1, 2000, we are required to indemnify Pharmacia for liabilities that Solutia Inc. (Solutia) had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia and which Pharmacia would otherwise be required to pay. These liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. The litigation that Solutia assumed from Pharmacia includes litigation currently pending in state and federal courts in Alabama brought by several thousand plaintiffs, alleging personal injury, emotional distress and property damages arising from exposure to polychlorinated biphenyls ("PCB's"). These cases seek substantial but unspecified actual and punitive damages, and verdicts for damages are currently being returned in the first phase of one of these cases. As of this time, efforts by Solutia to settle the PCB litigation have been unsuccessful. On July 29, 2003, Solutia reported significantly lower net income and cash from operations for the second quarter of 2003 than for the similar period in 2002; and anticipated that economic conditions that contributed to those results would remain uncertain for the foreseeable future. Solutia indicated that its business results and the PCB litigation have adversely affected cash flow, and announced that it is considering all available alternatives to address its future liquidity needs. Constraints on Solutia's ability to generate cash, whether from its business operations or from external financing sources, increase the risk that we will be called upon to indemnify Pharmacia, and the possibility that we will determine that it is in our best interest to take action to reduce the likelihood that we would be required to provide indemnification, or to reduce the potential amount of any indemnification.

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

Item 4. CONTROLS AND PROCEDURES

          We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a--15(e) and 15d--15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of June 30, 2003 (the Evaluation
     Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

          During the fiscal quarter that ended on the Evaluation Date, there was no change in internal controls over financial reporting (as defined in Rules 13a--15(f) and 15d--15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

        Item 1. LEGAL PROCEEDINGS

          This portion of the Report on Form 10-Q describes material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name, as well as proceedings to which Pharmacia Corporation (now a wholly-owned subsidiary of Pfizer Inc.) is a named party, but for which we have assumed responsibility pursuant to the Separation Agreement between ourselves and Pharmacia, effective Sept. 1, 2000 (as amended, the "Separation Agreement"). Under that agreement, we assumed responsibility for legal proceedings primarily related to the agricultural business that Pharmacia transferred to us on that date. As a result, although Pharmacia may remain the named defendant or plaintiff in some of these cases, we manage and are responsible for the litigation. As required by the Separation Agreement, in the proceedings where Pharmacia is the named defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the named plaintiff, we will pay the fees and costs of, and receive any benefits from, the litigation. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business. The litigation that we are defending or prosecuting does not include litigation that Solutia Inc. ("Solutia") assumed from Pharmacia, and which is discussed in the next paragraph. While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, either individually or taken as a whole, and excluding the Solutia matters discussed in the next paragraph, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting.

          In addition to the litigation that we are defending or prosecuting, we may have potential liabilities relating to liabilities that Solutia assumed from Pharmacia pursuant to a Distribution Agreement (as amended, the "Distribution Agreement"), in connection with Pharmacia's spinoff of its chemical businesses to Solutia on Sept. 1, 1997 (the "Solutia Spinoff"). Under the Distribution Agreement, Solutia assumed certain liabilities related to those chemicals businesses; and under the Separation Agreement, we are required to indemnify Pharmacia to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia has agreed to indemnify both Pharmacia and us for any liabilities that either of us incurs in connection with the liabilities that Solutia assumed. Solutia is defending all litigation relating to these assumed liabilities, pursuant to powers of attorney granted by Pharmacia and by us. The litigation that Solutia is defending includes, for example, litigation currently pending in state and federal courts in Alabama brought by several thousand plaintiffs, alleging personal injury, emotional distress and property damages arising from exposure to polychlorinated biphenyls ("PCB's"), which were discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the Solutia Spinoff. The PCB litigation includes but is not limited to Sabrina Abernathy, et al. v. Monsanto Company, et al., an ongoing trial currently pending in state court in Alabama; and Antonia Tolbert, et al. v. Monsanto Company, et al., currently scheduled to begin trial on Oct. 14, 2003, in the United States District Court for the Northern District of Alabama, on claims of 4 of approximately 17,000 plaintiffs. In the Abernathy case, as of Aug. 11, 2003, damage verdicts of approximately, $100.5 million have been returned, relating solely to property damage claims (including cleanup, value diminution and mental anguish). The verdicts represent approximately 510 of the approximately 900 property damage plaintiffs in this case; and claims relating to alleged personal injuries and punitive damages have not yet been tried. The PCB cases seek substantial but unspecified actual and punitive damages. Solutia has stated its intention to appeal the aforementioned and any other adverse verdicts in the PCB litigation. As of this time, Solutia's efforts to settle the PCB litigation have been unsuccessful. Solutia is also defending Commonwealth of Pennsylvania, Department of General Services, et al. v. United States Mineral Products, et al., a property damage suit currently pending in state court in Pennsylvania. The trial court has entered judgment in the amount of $59.5 million and Solutia has filed an appeal with the Pennsylvania Supreme Court. Solutia, Pharmacia and we have entered into agreements relating to appeal bonds, to allow Solutia to file appeals in the Abernathy and Commonwealth of Pennsylvania cases - see Item 5 - Other Information - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc., for additional information relating to these agreements, and to the relationships among these companies. The litigation that Solutia is defending pursuant to the Distribution Agreement is described by Solutia in its Reports on Forms 10-K and 10-Q, filed with the U.S. Securities and Exchange Commission; since Solutia is defending this litigation, we do not participate in the preparation of those filings. Our obligation to indemnify Pharmacia, or actions that we might take to reduce the likelihood that we would be required to provide indemnification, or to reduce the potential amount of any indemnification, could result in a material adverse effect on Monsanto's financial position, profitability and/or liquidity.

          The following discussion provides updated information regarding certain proceedings to which Pharmacia or we are a party and for which we are responsible. In the following discussion, we may use the phrase "the former Monsanto Company" to refer to Pharmacia prior to the date of the Separation Agreement. Other information with respect to legal proceedings appears in our annual report on Form 10-K for the year ended Dec. 31, 2002, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

          As described in our Form 10-K report for the year ended Dec. 31, 2002, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2003, on Nov. 20, 1997, Aventis CropScience S.A. (formerly Rhone Poulenc Agrochimie S.A., now Bayer CropScience AG) ("Bayer") filed suit in United States District Court in North Carolina against the former Monsanto Company and DEKALB Genetics Corporation (subsequently acquired by us) ("DEKALB Genetics"), alleging that because DEKALB Genetics had failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Bayer had been induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Jury trial of the fraud claims ended April 22, 1999, with a verdict against DEKALB Genetics for $15 million in actual damages and $50 million in punitive damages. The district court had dismissed the former Monsanto Company from trial prior to verdict, on the legal basis that it was a bona fide licensee of the corn technology. DEKALB Genetics appealed the jury verdict regarding the damage award, and Bayer appealed the finding that the former Monsanto Company was a bona fide licensee. On Nov. 22, 2001, the United States Court of Appeals for the Federal Circuit upheld the judgments against DEKALB Genetics with respect to damages, and against Bayer with respect to the bona fide licensee issue. On March 26, 2002, the Court of Appeals for the Federal Circuit declined rehearing on the damage award, and reversed its decision on the bona fide licensee issue. DEKALB Genetics has paid the monetary judgments. Monsanto and DEKALB Genetics have filed certiorari petitions with the United States Supreme Court to overturn the appellate rulings. In December 2002, the Court referred Monsanto's petition to the Office of the Solicitor General for the United States for comment. On June 27, 2003, the U.S. Supreme Court denied Monsanto's petition for certiorari. Because of this denial, the prior decision of the U. S. Court of Appeals for the Federal Circuit, denying Monsanto's status as a bona fide licensee, will remain in effect. On April 8, 2003, the Court granted certiorari to DEKALB Genetics on its petition and remanded the case to the Federal Circuit in light of the Supreme Court's decision in State Farm Mutual Automobile Insurance Co. v. Campbell. On June 27, 2003, at the Federal Circuit's request, DEKALB Genetics filed a brief to overturn the punitive damage judgment in view of the State Farm opinion.

          As described in our Form 10-K report for the year ended Dec. 31, 2002, on July 25, 2002, Syngenta Biotechnology, Inc. ("SBI") filed a suit against Monsanto and Delta and Pine Land Company ("Delta and Pine Land") in the United States District Court for Delaware alleging infringement of a patent issued in April 2000, under which SBI is a licensee, and which allegedly relates to certain agro-transformed cotton technology products. SBI seeks injunctive relief and monetary damages. Monsanto moved on Jan. 15, 2002, to dismiss the suit on the basis that the patent owner, Washington University, was not a party; and on May 22, 2003, the court denied Monsanto's motion. Trial is scheduled for November 2004. Monsanto has substantial defenses to the claims, including inequitable conduct in securing the patent, non-infringement and invalidity of the patent.

          As described in our Form 10-K report for the year ended Dec. 31, 2002, on Jan. 18, 2000, Delta and Pine Land reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from alleged failure to exercise reasonable efforts to complete a merger between the two companies. On Feb. 14, 2001, Delta and Pine Land amended its complaint, to add an allegation that the former Monsanto Company tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On June 27, 2003, Monsanto requested permission to file a counterclaim, seeking substantial damages including recoupment of the $83 million breakup fee previously paid to Delta and Pine Land. In addition, Delta and Pine Land has requested that this trial, originally scheduled for January 2004, be postponed until July 2004. There has been no ruling on either request by the court. We have substantial defenses to this litigation and the claimed damages, including: our payment of the approximately $83 million to Delta and Pine Land as a break-up fee; Delta and Pine Land's contemporaneous disclosures that it was unaffected by the failed merger; and representations by the U.S. Department of Justice that the merger would have been opposed by the agency.

          As described in our Form 10-K report for the year ended Dec. 31, 2002, various manufacturers of herbicides used by the U.S. armed services during the Vietnam war, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In the United States this litigation has been assigned to Judge Weinstein of the United States District Court for the Eastern District of New York, as part of In re "Agent Orange" Product Liability Litigation, MDL 381, a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States (the "MDL"). In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. However, various other claims by veterans or civilians alleging personal injury from exposure to herbicides used in Vietnam have been filed since that settlement. Two suits filed by individual U.S. veterans contesting the denial of their claims subsequent to the class action settlement have been consolidated in the MDL and were dismissed by the District Court. In an opinion dated Nov. 30, 2001, the United States Court of Appeals for the Second Circuit vacated the District Court's dismissal and remanded the cases for further proceedings. On Nov. 4, 2002, the manufacturers' petition for writ of certiorari was granted by the U.S. Supreme Court. On June 9, 2003, the U.S. Supreme Court failed to overturn the judgment of the U.S. Court of Appeals with respect to one plaintiff, thereby allowing this plaintiff's claim to proceed in the U.S. District Court notwithstanding a 1984 class action settlement. Defendants have stated they will file a motion to dismiss the remanded suit on the basis of the government contract defense, which has led to the dismissal of other Agent Orange-related suits. A handful of cases have been filed on behalf of individual veterans in recent months, and have all been transferred to Judge Weinstein for handling in the MDL proceeding.

          As described in our Form 10-K report for the year ended Dec. 31, 2002, in October 1999, approximately 13,800 Korean veterans of the Vietnam war filed suit against Dow Chemical Company and the former Monsanto Company in Seoul, South Korea, alleging that they were exposed to herbicides and suffered injuries as a result. The suit involves three separate complaints which were filed and are being handled collectively in Seoul District Court. The complaints fail to assert any specific causes of action but seek damages of 300 million won (approximately $250,000) per plaintiff. Other ancillary actions are also pending in Korea, including a request for provisional relief pending resolution of the main action. On May 23, 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the petitioners on the basis of lack of causation and statutes of limitations. Petitioners have filed an appeal de novo and have requested the waiver of certain legal conditions ordinarily associated with the pursuit of any appeal. On May 23, 2003, the Supreme Court of South Korea reversed a decision of the Seoul High Court which had refused to grant this waiver, and remanded the case to the Seoul High Court for further consideration of the appeal de novo.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the company's Annual Meeting of Shareowners on April 24, 2003, five matters were submitted to a vote of shareowners.

1.   The following individuals were nominated and elected to serve as directors:
     Frank V. AtLee III, Gwendolyn S. King and Sharon R. Long, Ph.D. were elected to serve until the 2004 Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation or removal; William U. Parfet and George Poste, D.V.M., Ph.D. were elected to serve until the 2005 Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation or removal; C. Steven McMillan and Robert J. Stevens were elected to serve until the 2006 Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

                                         Votes                  Votes to
      Name                               "For"             "Withhold Authority"
      ----                               -----             --------------------

      Elected for Terms Expiring at the 2004 Annual Meeting:
      -----------------------------------------------------
      Frank V. AtLee III                 219,178,478             6,629,539
      Gwendolyn S. King                  221,733,062             4,047,955
      Sharon R. Long, Ph.D.              222,777,839             3,030,178

      Elected for Terms Expiring at the 2005 Annual Meeting:
      -----------------------------------------------------
      William U. Parfet                  220,442,442             5,365,575
      George H. Poste, D.V.M., Ph. D     222,765,819             3,042,198

      Elected for Terms Expiring at the 2006 Annual Meeting:
      -----------------------------------------------------
      C. Steven McMillan                 220,498,929             5,309,088
      Robert J. Stevens                  220,567,755             5,240,262

     A provision in our amended and restated certificate of incorporation, which was triggered as the result of the spinoff of us by Pharmacia last year, required that our directors be divided into three classes during the last annual meeting. As a result, our board of directors is divided into three classes of ten directors. The classes of directors whose terms expire in 2004 and 2005 consist of three directors each. The class of directors whose term expires in 2006 consists of four directors. Immediately after the above elections, one vacancy existed in the class of directors whose term expires in 2005 and two vacancies existed in the class of directors whose terms expires in 2006. Subsequently, on May 29, 2003, we announced that Hugh Grant was elected President, Chief Executive Officer and director. Mr. Grant is part of the class of directors whose term expires in 2006.

2. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 2003 was ratified by a vote of the shareowners. A total of 217,570,354 votes were cast in favor of ratification, 6,840,278 votes were cast against it, and 1,397,385 votes were counted as abstentions.

3. The amendments to the Monsanto Company Long-Term Incentive Plan (formerly known as the 2000 Management Incentive Plan), including an amendment to increase the number of shares with respect to which awards may be granted under the plan, were approved by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 164,265,830 votes were cast in favor, a total of 28,426,966 votes were cast against it, 1,786,177 votes were counted as abstentions, and 31,329,044 were counted as broker non-votes.

4. The shareowner proposal requesting that the Board review the Company's policies for genetically engineered seed and report to shareowners was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 9,693,737 votes were cast in favor, 153,835,536 votes were cast against it, 30,949,573 votes were counted as abstentions, and 31,329,171 were counted as broker non-votes.

5. The shareowner proposal requesting that the Board provide a report to shareowners regarding pesticides was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 21,792,512 votes were cast in favor of the proposal, 141,794,729 votes were cast against it, 30,891,605 votes were counted as abstentions, and 31,329,171 were counted as broker non-votes.

     Under New York Stock Exchange rules, brokerage firms that hold shares as nominee may vote shares for which the beneficial owners do not provide voting instructions on certain "routine" matters. When a proposal is not a routine matter and the nominee does not receive voting instructions from the beneficial owner of the shares with respect to the proposal, the nominee cannot vote the shares on that proposal. This is called a "broker non-vote." With respect to the matters submitted to a vote of the Company's shareowners at its Annual Meeting of Shareowners on April 24, 2003, the election of directors and the ratification of auditors were considered routine matters under applicable rules for which nominees were permitted to vote uninstructed shares. However, the following were not considered routine under applicable rules, which resulted in the broker non-votes indicated above: (i) the approval of amendments to the Monsanto Company Long-Term Incentive Plan (formerly known as the 2000 Management Incentive
     Plan); (ii) the approval of a shareowner proposal requesting that the Board review the Company's policies for genetically engineered seed and report to shareowners; and (iii) the approval of a shareowner proposal requesting that the Board provide a report to shareowners regarding pesticides.

Item 5. OTHER INFORMATION

Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

          Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company ("Former Monsanto") operated an agricultural products business (the "Ag Business"), a pharmaceuticals and nutrition business (the "Pharmaceuticals Business") and a chemical products business (the "Chemicals Business"). Former Monsanto is today known as Pharmacia Corporation ("Pharmacia"). Pharmacia is now a wholly-owned subsidiary of Pfizer Inc., which together with its subsidiaries operates the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia Inc. ("Solutia") comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate, distinct and unaffiliated corporations and provides a brief background on the relationships among these three corporations.

    --------------------- ------------------------------------------------------
    Date of Event                      Description of Event
    ===================== ======================================================
    Sept.1, 1997          o    Pharmacia (then known as Monsanto
                               Company) entered into a Distribution Agreement
                               with Solutia related to the transfer of the
                               operations, assets and liabilities of the
                               Chemical Business from Pharmacia (then known as
                               Monsanto Company) to Solutia.
                          o    Pursuant to the Distribution Agreement, Solutia
                               assumed and agreed to indemnify Pharmacia (then
                               known as Monsanto Company) for certain
                               liabilities related to the Chemicals Business.
   --------------------- -------------------------------------------------------
    Dec. 19, 1999         o    Pharmacia (then known as Monsanto
                               Company) entered into an agreement with Pharmacia
                               & Upjohn, Inc. ("PNU") relating to a merger (the
                               "Merger").
    --------------------- ------------------------------------------------------
    Feb. 9, 2000          o    We were incorporated in Delaware as a
                               wholly-owned  subsidiary of Pharmacia (then
                               known as Monsanto Company) under the name
                               "Monsanto Ag Company."
    --------------------- ------------------------------------------------------
    Mar. 31, 2000         o    Effective date of the Merger.
                          o    In connection with the Merger, (1) PNU became a
                               wholly-owned subsidiary of Former Monsanto (now
                               Pharmacia); (2) Former Monsanto changed its name from "Monsanto Company" to "Pharmacia
                               Corporation"; and (3) we changed our name from "Monsanto Ag Company" to "Monsanto Company."

    --------------------- ------------------------------------------------------
    Sept. 1, 2000         o    We entered into a Separation Agreement
                               with Pharmacia related to the transfer of the
                               operations, assets and liabilities of the Ag
                               Business from Pharmacia to us.
                          o    Pursuant to the Separation Agreement, we are
                               required to indemnify Pharmacia for any
                               liabilities primarily related to the Ag Business
                               or the Chemicals Business, and for liabilities
                               assumed by Solutia pursuant to the Sept. 1, 1997
                               Distribution Agreement, to the extent that
                               Solutia fails to pay, perform or discharge those
                               liabilities.
    --------------------- ------------------------------------------------------
    Oct. 23, 2000         o    We completed an initial public
                               offering in which we sold approximately 15
                               percent of the shares of our common stock to the
                               public. Pharmacia continued to own 220 million
                               shares of our common stock.
    --------------------- ------------------------------------------------------
    Jul. 1, 2002          o    We,  Pharmacia and Solutia entered into an
                               agreement to provide that Solutia will indemnify
                               us for the same liabilities for which it had
                               agreed to indemnify  Pharmacia under the Sept. 1,
                               1997  Distribution  Agreement,  and to clarify
                               the parties' rights and obligations.
                          o    We and Pharmacia entered into an agreement to
                               clarify our respective rights and obligations
                               relating to our indemnification obligations under
                               the Sept. 1, 2000 Separation Agreement.
                          o    We, Pharmacia and Solutia entered into the
                               Abernathy Agreement regarding the Abernathy
                               litigation described below.
    --------------------- ------------------------------------------------------
    Aug.13, 2002          o    Pharmacia distributed the 220 million
                               shares of our common stock that it owned to its
                               shareowners via a tax-free stock dividend (the
                               "Monsanto Spinoff").
                          o    As a result of the Monsanto Spinoff, Pharmacia no
                               longer owns any equity interest in Monsanto.
    --------------------- ------------------------------------------------------
    Nov. 15, 2002         o    We, Pharmacia and Solutia entered into
                               the Pennsylvania Agreement (subsequently amended)
                               regarding the Pennsylvania litigation described
                               below.
    --------------------- ------------------------------------------------------
    Apr. 16, 2003         o    Pursuant to a merger transaction,  Pharmacia
                               became a wholly-owned  subsidiary of Pfizer Inc.
    --------------------- ------------------------------------------------------

          The liabilities for which we are required to indemnify Pharmacia, pursuant to the Sept. 1, 2000, Separation Agreement, include the liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia and which Pharmacia would otherwise be required to pay. These liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. These include liabilities that were Pharmacia liabilities prior to the spinoff of Solutia, and from which Pharmacia could not be released, either by operation of law, because of the unavailability of third-party consents, or otherwise. They include, for example, liabilities relating to litigation currently pending in state and federal court in Alabama, and in state court in Pennsylvania, referred to in Item 1 - Legal Proceedings. The cases pending in Alabama, regarding polychlorinated biphenyls ("PCB's"), seek substantial but unspecified actual and punitive damages, and verdicts for damages are currently being returned in the first phase of one of these cases. As of this time, Solutia's efforts to settle the PCB litigation have been unsuccessful. On July 29, 2003, Solutia reported significantly lower net income and cash from operations for the second quarter of 2003 than for the similar period in 2002; and anticipated that economic conditions that contributed to those results would remain uncertain for the foreseeable future. Solutia indicated that its business results and the PCB litigation have adversely affected cash flow, and announced that it is considering all available alternatives to address its future liquidity needs. Constraints on Solutia's ability to generate cash, whether from its business operations or from external financing sources, increase the risk that we will be called upon to indemnify Pharmacia, and the possibility that we will determine that it is in our best interest to take action to reduce the likelihood that we would be required to provide indemnification, or to reduce the potential amount of any indemnification.

          Solutia, Pharmacia and we have entered into agreements relating to appeal bonds, to allow Solutia to file appeals in some of its litigation. As noted in Item 1 - Legal Proceedings, Solutia is defending itself and Pharmacia in connection with Sabrina Abernathy, et al. v. Monsanto Company, et al., currently pending in state court in Alabama. Solutia requested that Pharmacia commit to posting any appeal bond that may be required to stay execution of any judgment in this litigation pending an appeal. On July 1, 2002, we, Pharmacia and Solutia entered into an agreement (the "Abernathy Agreement"), providing that, if Solutia does not post a bond sufficient to stay the execution of any judgment in the litigation pending an appeal, Pharmacia will post such a bond if it is able to do so on commercially reasonable terms. The Abernathy Agreement also specifies which party or parties would control any decisions regarding settlement of the Abernathy litigation, depending upon whether or not collateral must be provided to secure the bond and, if so, which party provides it. We have no obligation to post an appeal bond or provide any related collateral with respect to the Abernathy litigation. Because no appeal has been filed at this time, there has not yet been a need for an appeal bond. Under the Abernathy Agreement, the continued defense of the Abernathy litigation and the prosecution of any appeal will continue to be managed by Solutia, at Solutia's expense.

          In addition, Solutia is defending itself and Pharmacia in a property damage suit in connection with Commonwealth of Pennsylvania, Department of General Services, et al. v. United States Mineral Products, et al., currently pending in state court in Pennsylvania. The trial court entered judgment on Oct. 17, 2002, in the amount of $59.5 million and Solutia has filed an appeal with the Pennsylvania Supreme Court. Under Pennsylvania law, a bond in the amount of 120 percent of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment pending appeal of the judgment. Pharmacia and Solutia requested Monsanto's assistance to facilitate the posting of an appeal bond in this action. Pursuant to an agreement entered into with Pharmacia and Solutia on Nov. 15, 2002, and subsequently amended, we posted the required appeal bond, collateralized with a $25 million letter of credit. Solutia delivered letters of credit to us in the aggregate amount of $59.9 million, in order to secure a portion of our obligations in connection with the bond, and has paid all of our out-of-pocket expenses in connection with obtaining the bond. Pursuant to an agreement dated August 4, 2003, Monsanto agreed to release one of these letters of credit associated with the appeal bond, in the amount of $39.9 million, in exchange for Monsanto's receipt of the right to settle this litigation, including Monsanto's right to access any applicable insurance policies related to a resolution of the underlying matter. Solutia continues to provide a $20 million letter of credit to secure a portion of Monsanto's obligations in connection with the appeal bond.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits: See Exhibit Index
(B) Reports on Form 8-K

     The  Company  furnished  a report  on Form 8-K  (Item 9) on April 2,  2003,
     pursuant  to  Regulation   FD,   relating  to  press   releases  and  slide
     presentation prepared for use in a speech given by the Company's chief operating officer of North American Operations to investors at the Deutsche Bank Basic Industries Conference in New York on April 2, 2003.

     The Company furnished a report on Form 8-K (Item 9 and Item 12) on April 30, 2003, pursuant to Regulation FD and in connection with the release of information regarding results of operations and financial condition, providing (i) a press release announcing Monsanto Company's first quarter 2003 financial and operating results, (ii) first quarter 2003 unaudited supplemental data, and (iii) a slide presentation to accompany the Company's webcast financial results conference call held on April 30, 2003.

     The  Company  furnished  a  report  on Form 8-K  (Item  9) on May 8,  2003,
     pursuant  to  Regulation  FD,   relating  to  a  press  release  and  slide
     presentation prepared for use in a speech given by the Company's Chief Technology Officer to investors at the Salomon Smith Barney R&D Forum in Boston on May 8, 2003.

     The Company furnished a report on Form 8-K (Item 9) on May 14, 2003, pursuant to Regulation FD, relating to certifications signed by the Chief Executive Officer and Chief Financial Officer of Monsanto Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were submitted to the Securities and Exchange Commission in connection with the filing of Monsanto Company's Annual Report on Form 10-K for the period ended March 31, 2003.

     The Company filed a report on Form 8-K (Item 5) on May 29, 2003, pursuant to Regulation FD, providing a press release announcing that the Company elected Hugh Grant as President and Chief Executive Officer, and director of the Company's Board, effective immediately. The Company also reconfirmed full year 2003 earnings per share and free cash flow guidance and the Company's second-quarter 2003 earnings per share guidance.

     The Company furnished a report on Form 8-K (Item 9) on June 13, 2003, pursuant to Regulation FD, relating to seven slide presentations prepared for use at the Company's Field of Dreams Tour 2003 for investors at it's farm facility in Monmouth, Illinois. In addition to the various technical presentations, the Company's Chief Technology Officer and the Marketing Director for U.S. Herbicides addressed investors.

     The Company filed a report on Form 8-K (Item 5) on June 18, 2003, pursuant to Regulation FD, providing a press release announcing that on June 17, 2003, the Company's Board of Directors elected new officers in connection with changes in the Company's organizational structure and related management team implemented by the Company's President and Chief Executive Officer.

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



Date:  August 13, 2003

                                  EXHIBIT INDEX

     2                Omitted - Inapplicable

     3.2 Amended and Restated By-Laws of the Company effective July 22, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company's Report on Form 8-K, filed July 23, 2003, File No. 1-16167)

     4                Omitted - Inapplicable

     10.8.2 Second Amendment to Protocol Agreement, dated August 4, 2003, further amending an agreement relating to an appeal bond in Pennsylvania

     10.13           364-Day Credit Agreement dated July 2, 2003

     10.22.2 Amendment to Letter Agreement with Frank V. AtLee III, effective May 29, 2003

     11 Omitted - Inapplicable; see Note 8 of Notes to Consolidated Financial Statements

     15              Omitted - Inapplicable

     18              Omitted - Inapplicable

     19              Omitted - Inapplicable

     22              Omitted - Inapplicable

     23              Omitted - Inapplicable

     24              Omitted - Inapplicable

     31.1 Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer of Monsanto Company)

     31.2 Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer of Monsanto Company)

     32 Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer of Monsanto Company)

     99              Computation of Ratio of Earnings to Fixed Charges