Form 10-KT
period 2003-08-31
MONSANTO CO /NEW/
filed 2003-11-25
CIK 1110783

MONSANTO COMPANY	2003 FORM 10-K

FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

(MARK ONE)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

OR

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2003 to August 31, 2003
Commission file number 001-16167

MONSANTO COMPANY

(Exact name of Registrant as specified in its charter)

Delaware	43-1878297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 North Lindbergh Blvd.,	63167
St. Louis, MO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code

(314) 694-1000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

State the aggregate market value of the voting common stock held by nonaffiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $5.7 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 261,995,541 shares of Common Stock, $0.01 par value, outstanding at Nov. 10, 2003.

Documents Incorporated by Reference

Portions of Monsanto Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than Dec. 29, 2003.

MONSANTO COMPANY	2003 FORM 10-K

MONSANTO COMPANY	2003 FORM 10-K

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Background	18
	Change in Fiscal Year End	18
	Financial Measures	18
	Results of Operations	19
	Results of Operations — Seeds and Genomics Segment	23
	Results of Operations — Agricultural Productivity Segment	25
	Restructuring and Other Special Items	28
	Financial Condition, Liquidity, and Capital Resources	30
	Outlook	33
	Critical Accounting Policies and Estimates	36
	New Accounting Standards	38
	Cautionary Statements: Risk Factors Regarding Forward-Looking Statements	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	42
	Management Report	42
	Independent Auditors’ Report	43
	Statement of Consolidated Operations	44
	Statement of Consolidated Financial Position	45
	Statement of Consolidated Cash Flows	46
	Statement of Consolidated Shareowners’ Equity	47
	Statement of Consolidated Comprehensive Income (Loss)	48
	Notes to Consolidated Financial Statements	49
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	82

PART III

Item 10.	Directors and Executive Officers of the Registrant	83
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13.	Certain Relationships and Related Transactions	84
Item 14.	Principal Accounting Fees and Services	84

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	85
FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX
EXHIBITS

MONSANTO COMPANY	2003 FORM 10-K

PART I

ITEM 1.	BUSINESS.

Monsanto Company, together with its subsidiaries, is a global provider of agricultural products and integrated solutions for farmers. We produce leading seed brands, including DEKALB and Asgrow, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also make Roundup herbicide and other herbicides. Our seeds, related biotechnology trait products and herbicides can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.
     Monsanto Company was incorporated in February 2000 as a subsidiary of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. (Pfizer), and is comprised of the operations, assets and liabilities that were previously the agricultural division of Pharmacia. On Sept. 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a Separation Agreement dated as of that date (as amended, the Separation Agreement). In October 2000, Monsanto sold approximately 15 percent of its common stock at $20 per share in an initial public offering (IPO). On Aug. 13, 2002, Pharmacia completed a spinoff of Monsanto by distributing its entire ownership interest to Pharmacia shareowners by means of a tax-free dividend. For more information on our history as a company, please see “Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.,” below.
     “Monsanto” and the “company,” and “we,” “our” and “us,” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. With respect to the time period prior to Sept. 1, 2000, these terms also refer to the agricultural business of Pharmacia. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, throughout this Form 10-K, references to “Roundup herbicides” mean Roundup branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to “Roundup and other glyphosate-based herbicides” mean both branded and non-branded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.
     In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. In view of this change, this Form 10-K is a transition report, and includes financial information for the eight-month transition period ended Aug. 31, 2003, and for the 12-month periods ended Dec. 31, 2002 and 2001. In Part I of this Form 10-K, years refer to calendar years, unless otherwise specified or apparent from the context.
     Information in this Form 10-K is current as of Nov. 19, 2003, unless otherwise specified.
     Monsanto reports its business in two segments: Seeds and Genomics, and Agricultural Productivity.
     The following information, appearing in other parts of this Form 10-K, is incorporated herein by reference:

•	Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment” — the segment description

•	Item 7 — “MD&A — Agricultural Productivity Segment” — the segment description, and the tabular information regarding net sales of Roundup and other glyphosate-based herbicides

•	Item 8 — Note 23 — Segment and Geographic Data — the segment information

MONSANTO COMPANY	2003 FORM 10-K

PRINCIPAL PRODUCTS

Monsanto’s principal products, categorized by our two segments, include the following:

SEEDS AND GENOMICS

Major Products	End-Use Products and Applications

Roundup Ready trait in soybeans, corn, canola and cotton(1)	Weed control system for crops tolerant of Roundup and other glyphosate-based herbicides

Bollgard and Bollgard II traits in cotton;(1) YieldGard Corn Borer and YieldGard Rootworm traits in corn(1)	Crops protected against certain insects

Agroceres, Asgrow and DEKALB branded seeds; Holden’s Foundation Seeds; Monsoy foundation seed	Corn hybrids and foundation seed; soybean varieties and foundation seed; sunflower hybrids; sorghum grain hybrids and forage hybrids; wheat varieties and foundation seed; oilseed rape and canola varieties; barley varieties; alfalfa varieties

(1)	Monsanto also offers growers stacked-trait products, where more than one trait is combined in a single seed product.

AGRICULTURAL PRODUCTIVITY

Major Products	End-Use Products and Applications

Roundup herbicide and other glyphosate-based herbicides	Nonselective agricultural, industrial, ornamental and turf applications for weed control

Harness, Degree and Guardian acetanilide-based herbicides	Control of pre-emergent annual grass and small seeded broadleaf weeds in corn

Other selective herbicides, such as: Lasso acetanilide-based herbicides; Leader, Monitor, Maverick, Sundance, Outrider and Apyros sulfosulfuron herbicides; Permit, Manage and Sempra halosulfuron herbicides; and Machete butachlor herbicide	Control of specific weeds in wheat, corn, grain sorghum, turf, cotton, sugarcane, rice, and barley; and control of specific weeds on roadsides

Lawn-and-garden herbicides	Residential lawn-and-garden applications for weed control

Posilac bovine somatotropin	Increase efficiency of milk production in dairy cows

Monsanto Choice Genetics swine genetics lines	Increase productivity and meat quality of swine

Enviro-Chem engineering, procurement and construction management (EPC) services; proprietary equipment and process technologies	EPC services for processing plants for fertilizer producers, basic metals production, oil refining and ethanol production; proprietary equipment and process technologies related to sulfuric acid catalysts, mist eliminators, air pollution abatement and heat exchangers

Elemental Phosphorus (produced by P4 Production, LLC, an entity 99 percent owned by, and operated by, Monsanto (P4 Production))	Production of high quality food, pharmaceutical, and agricultural phosphorus compounds

     Products may be sold under different brand names in different countries.

     We are subject to extensive laws and regulations governing pesticides, new plant varieties, biotechnology traits and food and feed safety in the countries in which we manufacture or sell our products. In virtually all countries, we must obtain regulatory approvals prior to marketing our products.

PRINCIPAL EQUITY AFFILIATES

In September 1998, we entered into an agreement (as amended from time to time, the Renessen Agreement), to form the Renessen LLC joint venture with Cargill, Incorporated (Cargill) to develop and market enhanced crops for the grain processing and animal feed industries. Renessen began operations in January 1999 and has no specified term. We and Cargill each have a 50 percent interest in Renessen. A governance board on which we and Cargill have equal representation manages Renessen. With respect to Renessen, we and Cargill: (1) have committed to make equal contributions to fund Renessen’s approved business plan; (2) have granted Renessen a worldwide, fully paid-up, non-exclusive, non-royalty-bearing right and license to our and Cargill’s respective patents and intellectual property relevant to Renessen’s activities in the grain processing and animal feed industries; (3) receive rights to use intellectual property developed by Renessen in other specified areas; and (4) receive preferential rights to provide specified services to Renessen. This joint venture combines our seed assets and technology capabilities with Cargill’s global grain processing, marketing and risk management infrastructure. Renessen’s products under development include seeds designed to enhance processing efficiency and grain products designed to deliver better nutrition in animal feed. Pursuant to the Renessen Agreement, we perform the bulk of Renessen’s research and development (R&D) activities. For the eight-month transition period ended Aug. 31, 2003, we charged Renessen $33 million for R&D expenses. The expenses that were charged to Renessen are not included in the $330 million of Research and Development Expenses reflected in our Statement of Consolidated Operations for the transition period. Our equity affiliate expense related to Renessen was $26 million in the eight-month transition

MONSANTO COMPANY	2003 FORM 10-K

period, $41 million in the 12-month periods ended Dec. 31, 2002 and 2001, and $31 million in the 12-month period ended Dec. 31, 2000, all of which is reflected in Other Expense — Net in our Statement of Consolidated Operations. See information regarding Renessen in Item 8 — Note 25 — Equity Affiliates and in the Schedule to this Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

COMPETITION

The global markets for our products are highly competitive. We expect competition to intensify as a result of continuing industry consolidation, the expiration of our patent for glyphosate herbicide in the United States in 2002, and continued expenditures by our competitors on the development and commercialization of new technologies and products, including biotechnology traits.
     There are relatively few global competitors for our seed business; however, we compete with hundreds of local and regional companies, to many of which we supply base germplasm and/or access to our biotechnology traits. In certain countries we also compete with government-owned seed companies, and may also compete with growers who use seed saved from one year to the next. Product performance (in particular, crop yield), customer service, intellectual property and price are important determinants of market success. In addition, strong distributor and grower relationships have been important in the United States and many other countries.
     Our traits compete directly with agricultural chemicals as well as with traits developed by other companies. Other agrichemical and seed marketers produce chemical and seed products that compete with our Roundup Ready and insect-protected systems. Competition for the discovery of new agricultural traits based on biotechnology and/or genomics is likely to come from major global agrichemical companies. Enabling technologies may also come from academic researchers and a wide array of biotechnology research companies. The primary factors underlying the competitive success of traits are performance and commercial viability, timeliness of introduction, value, governmental approvals, public acceptance, and environmental characteristics.
     Competitive success in crop protection products depends on price, product performance, the quality of solutions offered to growers, market coverage, and the quality of service to distributors and growers. We have between five and 10 major global competitors for our agricultural herbicide products. Competition from local or regional companies may also be significant. For additional information on competition for Roundup herbicide, see Item 7 under the headings: “MD&A — Outlook — Agricultural Productivity”; and “MD&A — Cautionary Statements: Risk Factors Regarding Forward-Looking Statements — Competition for Roundup Herbicides.”
     Our lawn-and-garden herbicides compete on the basis of product performance. We have fewer than five significant national competitors, and a larger number of regional competitors, in the United States. We are the only supplier of bovine somatotropin in the United States. The United States is our largest market for our lawn-and-garden herbicides and our bovine somatotropin products.

CUSTOMERS; DISTRIBUTION OF PRODUCTS

We have a worldwide distribution and sales and marketing organization that consolidates the sales forces of our seeds and traits and crop protection operations.
     We license a broad package of our germplasm and trait technologies to seed companies that do business in the United States and certain international markets. The seed companies pay a royalty to Monsanto for the germplasm or traits and then market these products to growers. We also market our branded germplasm and traits to growers through distributors, independent retailers and dealers, agricultural cooperatives and agents. In most cases, growers are required to sign a technology agreement that acknowledges our patents, grants limited patent licenses, and requires appropriate product stewardship. In certain circumstances, depending on the type of trait and the geographic location, trait license agreements may also require royalty payments or trait fees from growers.
     We sell our crop protection products through distributors, independent retailers and dealers, agricultural cooperatives, and, in some cases outside the United States, through joint ventures or directly to growers. We also sell our crop protection products to other major agricultural chemical producers.
     We sell and ship our Posilac bovine somatotropin directly to dairy farmers in the United States. Outside of the United States, we rely on a single exclusive distributor for these products. We deliver our swine genetics products directly to swine producers, who pay for the use of the genetics in upfront fees and/or royalties.
     We market our lawn-and-garden herbicide products through The Scotts Company (Scotts). Scotts receives a commission for its services as our agent based on a varying percentage of the earnings before interest and taxes related to the lawn-and-garden herbicide business. Scotts also is responsible for contributing annually to the expenses of this business. For additional information, see the information in Item 7, under the heading “MD&A — Agricultural Productivity Segment — Our Agreement with The Scotts Company,” which is incorporated herein by reference.
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
     While no single customer (including affiliates) represents more than 10 percent of our consolidated net sales, our

MONSANTO COMPANY	2003 FORM 10-K

three largest U.S. agricultural distributors and their affiliates represented, in aggregate, 16 percent of our worldwide net sales in the eight-month period ended Aug. 31, 2003, and 27 percent of our net sales in the United States. During this period, one major U.S. distributor and its affiliates represented approximately 11 percent of the net sales for our Agricultural Productivity segment, and approximately 7 percent of the net sales for our Seeds and Genomics segment.

EMPLOYEE RELATIONS

As of Aug. 31, 2003, Monsanto had approximately 13,200 employees worldwide. On Oct. 15, 2003, we announced plans for strategic actions that are expected to reduce the size of our global workforce by approximately 7 to 9 percent. Satisfactory relations have prevailed between Monsanto and its employees.

ENVIRONMENTAL MATTERS

Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of pollutants that can be released from our operations into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup upon any former or current site owners or operators or parties who sent waste to these sites, without regard to fault or the lawfulness of the original disposal activity. These laws and regulations may be amended from time to time and become increasingly stringent. We are dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. Consistent with a consent order with the State of Idaho, we have embarked on a multiyear project to design and install state-of-the-art air emission control equipment at the P4 Production facility at Soda Springs, Idaho. While the costs of compliance with environmental laws and regulations cannot be predicted with certainty, such costs do not have a material adverse effect on our earnings or competitive position. Because of our investment in the Soda Springs project, our capital expenditures for environmental control facilities will be higher than usual in the next few years. Current estimates indicate that total company-wide capital expenditures for environmental compliance will be approximately $35 million in fiscal year 2004, and $19 million in fiscal year 2005.
     In addition to potential liability for our own manufacturing locations and off-site disposal and formulation facilities, under the terms of the Separation Agreement we were required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities primarily related to Pharmacia’s former agricultural or chemical businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc. (Solutia), the former chemicals business of Pharmacia, assumed from Pharmacia in connection with its spinoff on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. See “Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.,” below, and Item 8 — Note 22 — Commitments and Contingencies, for additional information relating to Solutia and related risks to Monsanto’s financial position, profitability and/or liquidity.
     See information regarding remediation of waste disposal sites and reserves for remediation, appearing in Item 8 — Note 22 — Commitments and Contingencies, which is incorporated herein by reference. For information regarding certain environmental proceedings, see “Legal Proceedings,” below.

INTERNATIONAL OPERATIONS

See information appearing in Item 7 under the heading “MD&A — Cautionary Statements: Risk Factors Regarding Forward-Looking Statements — Operations Outside the United States;” and information appearing in Item 8 — Note 23 — Segment and Geographic Data. That information is incorporated herein by reference. Over 40 percent of Monsanto’s sales, and 40 percent of each segment’s sales, are made outside the United States.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

Monsanto has a broad portfolio of patents in the United States and many foreign countries which provide intellectual property protection for its products and processes. Plant Variety Protection Act Certificates in the United States, and equivalent plant breeders’ rights in other countries, as well as variety registrations in countries that require registration, are also significant to the Seeds and Genomics segment. Monsanto routinely obtains patents and/or plant variety protection for its commercial varietal products and for the parents of its commercial hybrid products, and routinely obtains registration for its commercial products in registration countries.
     Monsanto’s insect protection traits (including YieldGard Corn Borer and YieldGard Corn Rootworm traits in corn seed and Bollgard trait in cotton seed) are protected by patents which extend until at least 2011. Based on patent applications filed in 2001 and 2002, it is anticipated that the Bollgard II insect protection trait will be patent-protected in the United States, and in other geographies in which patent protection is sought, through 2022. Monsanto’s herbicide tolerance products (Roundup Ready traits in corn seed, soybean seed, cotton seed and canola seed) are protected in the United States by patents which extend until at least 2014. Posilac bovine somatotropin is protected by a United States patent that expires in 2008, and by corresponding patents in other countries, most of which expire in 2005. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire at varying dates ending March 2012; corresponding patents in other countries have varying terms.

MONSANTO COMPANY	2003 FORM 10-K

     Patents protecting the active ingredient in Roundup herbicide expired in the United States in 2000, and have expired in all other countries. Monsanto has several patents on its glyphosate formulations and manufacturing processes in the United States and other countries, some of which extend until 2015 and beyond.

     Monsanto also holds licenses from other parties relating to certain products and processes. The company has obtained perpetual licenses to chemicals for Harness herbicide and to chemicals for Maverick herbicide, and to manufacturing technology for Posilac bovine somatotropin. Monsanto has also in-licensed gene transformation technology for producing transformed plant products, including Roundup Ready soybean and Roundup Ready corn products; this license lasts until the licensor’s patent expires, after which no license will be required to use the patented technology. Monsanto also has a license to chemicals for its halosulfuron herbicides, including Permit, Manage and Sempra; the license expires in 2004 but is automatically extended unless terminated. In addition, Monsanto has obtained various licenses in order to protect certain of its technologies used in the production of Roundup Ready seeds, and certain of its technologies relating to pipeline products, from claims of infringement of patents of others. These licenses last for the lifetimes of the applicable patents, after which no licenses will be required to use the respective patented technologies. The company holds numerous licenses in connection with its genomics program, for example: a perpetual license to certain genomics technologies for use in the areas of plant agriculture and dairy cattle; perpetual licenses to classes of proprietary genes for the development of commercial traits in crops, to patents expiring from 2018 to 2023; perpetual licenses to functional characterizations of the company’s proprietary genes; perpetual licenses to certain genomics sequences; and certain genomics technologies.
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
     P4 Production holds (directly or by assignment) numerous phosphate leases, which were issued on behalf of or granted by the United States, the State of Idaho and private parties. None of these leases taken individually is material, although the leases in the aggregate are significant because elemental phosphorus is a key raw material for the production of glyphosate herbicide. The phosphate leases have varying terms, with leases obtained from the United States being of indefinite duration subject to the modification of lease terms at 20-year intervals.
     A considerable number of Monsanto’s patents and licenses are currently the subject of litigation; see “Legal Proceedings” below.

RAW MATERIALS AND ENERGY RESOURCES

We are a significant purchaser of a variety of basic and intermediate raw materials. Our major raw materials and energy requirements are typically purchased through long-term contracts. We are not dependent on any one outside supplier for a significant amount of any raw material requirements, but certain important raw materials are obtained from a few major suppliers. Additional capacity exists for all major raw materials either from different suppliers or from alternate manufacturing locations. Different catalysts are used in various intermediate steps in the production of glyphosate. These are produced by two major catalyst manufacturers using our proprietary technology at various sites globally. These suppliers have additional capacity at other manufacturing locations.
     Energy is available as required but pricing is subject to market fluctuations from time to time. We engage in hedging transactions to minimize significant, unanticipated earnings fluctuations that may arise from volatility in natural gas prices.
     We purchase most of our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicide, from P4 Production, which, as noted above, is 99 percent owned by, and operated by, Monsanto. We buy additional elemental phosphorus from the global market.
     Prior to August 2003, Sandoz GmbH (formerly Biochemie GmbH) a wholly owned subsidiary of Novartis, was our only supplier of Posilac bovine somatotropin. In August 2003, we obtained approval from the U.S. Food and Drug Administration (FDA) to manufacture the powder, which is the active ingredient, for Posilac at our new plant in Augusta, Georgia. We are also seeking approval to manufacture the finished dose formulation of Posilac at this facility. Until that approval is obtained, powder manufactured at this facility will be shipped to Sandoz for formulation and final product preparation. After we receive approval to manufacture the finished dose formulation at Augusta, both powder and the finished dose formulation will be produced at both facilities.
     We produce directly, or contract with third-party growers for the production of, corn seed, soybean seed, oilseed rape varieties, wheat seed, sunflower seed and sorghum seed in growing locations throughout the world. The availability and cost of seed primarily depends on seed yields, weather conditions, grower contract terms, commodity prices and global supply and demand. We manage commodity price fluctuations through the use of futures contracts and other hedging mechanisms. We attempt to minimize the risks related to weather by producing seed at multiple growing locations, where practical.

MONSANTO COMPANY	2003 FORM 10-K

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

RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $330 million for the eight-month transition period ended Aug. 31, 2003; and $527 million, $560 million, and $588 million, for 2002, 2001, and 2000, respectively.

SEASONALITY AND WORKING CAPITAL

For information on seasonality and working capital practices, see information in Item 7, under the heading “MD&A — Financial Condition, Liquidity and Capital Resources,” incorporated herein by reference.

LEGAL PROCEEDINGS

This portion of the Report on Form 10-K describes material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name, as well as proceedings to which Pharmacia is a named party, but for which we have assumed responsibility pursuant to the Separation Agreement between ourselves and Pharmacia, effective Sept. 1, 2000. Under that agreement, we assumed responsibility for legal proceedings primarily related to the agricultural business that Pharmacia transferred to us on that date. As a result, although Pharmacia may remain the named defendant or plaintiff in some of these cases, we manage and are responsible for the litigation. In the following discussion, we may use the phrase “the former Monsanto Company” to refer to Pharmacia prior to the date of the Separation Agreement. As required by the Separation Agreement, in the proceedings where Pharmacia is the named defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in the proceedings where Pharmacia is the named plaintiff, we will pay the fees and costs of, and receive any benefits from, the litigation. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business.
     The litigation that we are defending or prosecuting does not include litigation that Solutia assumed from Pharmacia, and which is discussed in “Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.,” below.
     While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting (which exclude the Solutia matters discussed below), either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting.

Patent and Commercial Proceedings

The following proceedings involve Mycogen Plant Science Inc. (Mycogen Plant Science), now part of Dow AgroSciences LLC, a subsidiary of The Dow Chemical Company:

•	On May 19, 1995, Mycogen Plant Science filed suit against the former Monsanto Company in the U.S. District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief. Monsanto prevailed on summary judgment in dismissing all claims. On May 30, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment finding that current products of Monsanto do not infringe the Mycogen Plant Science patent. The appellate court also determined that certain factual issues prevented complete entry of summary judgment on the issue of prior invention by Monsanto and remanded the matter to District Court. Monsanto is defending the litigation on the basis of patent invalidity, prior invention and other defenses including collateral estoppel. We believe that a prior judgment won by the former Monsanto Company against Mycogen Plant Science, in U.S. District Court in Delaware, is dispositive of all claims asserted by Mycogen Plant Science. The District Court in California has scheduled a pretrial conference on this matter for Feb. 24, 2004, at which time it is expected to set a trial date.

•	Monsanto is also involved in interference proceedings against Mycogen Plant Science in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to the synthetic Bt technology at issue in the California case. Under U.S. law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with our synthetic Bt technology, the U.S. Patent and Trademark Office must hold interference proceedings to identify the party who first invented the particular invention in dispute. In prior litigation between the parties Monsanto has been determined to be the prior inventor of patent claims associated with synthetic Bt technology. The Board of Patent Appeals held its final hearing on this interference on Sept. 26, 2003, and is expected to issue its decision in December 2003.

MONSANTO COMPANY	2003 FORM 10-K

     The following proceedings involve Bayer CropScience AG (formerly Aventis CropScience S.A., previously Rhone Poulenc Agrochimie S.A.) (Bayer CropScience), a subsidiary of Bayer AG, and its affiliates:

•	On Oct. 14, 2003, Monsanto announced the settlement of a number of lawsuits involving affiliates of Bayer CropScience. This settlement included a lawsuit filed on Jan. 10, 2003, by Bayer BioScience N.V. (Bayer BioScience) in the U.S. District Court for the District of Delaware (subsequently transferred to the U.S. District Court for the Eastern District of Missouri), contending that a patent assigned to it by PGS and Bayer CropScience was infringed by Monsanto’s development and potential future sale of corn protected from corn rootworm. Monsanto filed suit the same day in the U.S. District Court for the Eastern District of Missouri to declare this patent invalid, non-infringed and unenforceable. Dismissal papers have been filed with the court.

•	On Nov. 20, 1997, Bayer CropScience filed suit in U.S. District Court in North Carolina against the former Monsanto Company and DEKALB Genetics Corporation (subsequently acquired by us) (DEKALB Genetics), alleging that because DEKALB Genetics had failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Bayer CropScience had been induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Jury trial of the fraud claims ended April 22, 1999, with a verdict against DEKALB Genetics for $15 million in actual damages and $50 million in punitive damages. The damage awards have been paid in full. DEKALB Genetics appealed the jury verdict and the U.S. Court of Appeals for the Federal Circuit upheld the judgment. The U.S. Supreme Court vacated the punitive damage award and remanded the case to the Court of Appeals for the Federal Circuit to reconsider the issue in light of the Supreme Court’s punitive damages decision in State Farm Mutual Automobile Insurance Co. v. Campbell. On Sept. 29, 2003, the Federal Circuit once again affirmed the judgment of the District Court, stating that the central holding of State Farm had no bearing on the case. Monsanto will again request that the U.S. Supreme Court overturn the decision of the Federal Circuit.

•	On Dec. 4, 2000, in view of threats of patent infringement made by Bayer CropScience against Monsanto’s licensees for its YieldGard corn, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri, for a declaratory judgment against Bayer CropScience to invalidate four patents that had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. (PGS). Monsanto successfully maintained that the patents, which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YieldGard corn. Bayer CropScience counterclaimed to request royalties for prior sales of YieldGard corn and injunctive relief. On Dec. 27, 2002, Monsanto’s motion for summary judgment was granted. Bayer CropScience has appealed the District court’s judgment to the U.S. Court of Appeals for the Federal Circuit and oral argument is scheduled for Dec. 4, 2003. Monsanto has requested award of its substantial legal fees in this matter in light of the District Court’s finding of inequitable conduct against Bayer CropScience.

     The following proceedings involve affiliates of Syngenta AG:

•	On July 25, 2002, Syngenta Biotechnology, Inc. (Syngenta Biotechnology) filed suit against Monsanto and Delta and Pine Land Company (Delta and Pine Land) in the U.S. District Court for Delaware alleging infringement of a patent issued in April 2000, under which Syngenta Biotechnology is a licensee, and which allegedly relates to certain agro-transformed cotton technology products, including all of our current biotechnology cotton traits. Monsanto also is defending Delta and Pine Land, and will indemnify Delta and Pine Land for any damages, pursuant to its license agreement. Syngenta Biotechnology seeks injunctive relief and monetary damages. Trial is scheduled for Oct. 4, 2004. Monsanto has substantial defenses to the claims, including Syngenta Biotechnology’s inequitable conduct in securing the patent, non-infringement and invalidity of the patent on multiple bases, including failure to invent or make the subject matter claimed in the patent.

•	On July 25, 2002, Syngenta Seeds, Inc. (Syngenta Seeds) also filed a suit against Monsanto, DEKALB Genetics, Pioneer Hi-Bred International, Inc. (Pioneer), and Dow Agrosciences, L.L.C., Mycogen Plant Science and Agrigenetics, Inc., collectively d.b.a. Mycogen Seeds, in the U.S. District Court for Delaware alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect resistant transgenic corn, including our insect-resistant corn traits. Syngenta Seeds seeks injunctive relief and monetary damages. The defendants have substantial defenses to the claims, including non-infringement, non-enforceability of the patents due to inequitable conduct before the U.S. Patent Office during the procurement of the patents, and invalidity of the various patents. Trial is scheduled for Nov. 29, 2004.

     Monsanto is defending several lawsuits which allege that, beginning in 1988, Monsanto and the former Monsanto Company conspired with competitors, through a series of negotiations and legal settlements, to fix the price of glyphosate-based herbicides and paraquat-based herbicides at prices higher than the market would otherwise bear. These

MONSANTO COMPANY	2003 FORM 10-K

lawsuits all seek monetary damages. The following two cases have been consolidated and are currently pending in U.S. District Court for the Eastern District of Missouri, and were filed alleging claims on behalf of all direct purchasers of glyphosate-based herbicides or paraquat-based herbicides in the United States from March 1, 1988, to the present: (i) a suit filed by S&M Farm Supply, Inc. on Nov. 21, 2001, in U.S. District Court for the Northern District of California; and (ii) a suit filed by Orange Cove Ag-Chem and Sidehill Citrus Grove, Inc., on March 11, 2002, in U.S. District Court for the Eastern District of California. On Oct. 16, 2003, the District Court denied plaintiffs’ motion to certify these actions as class actions. Plaintiffs have asked for immediate appellate review of the District Court’s decision. In addition, three other purported class action lawsuits alleging the same facts have been filed by individuals, and are pending in state courts in California and Tennessee.

Grower Lawsuits

Two purported class action lawsuits by farmers, concerning our biotechnology trait products, have been consolidated in U.S. District Court for the Eastern District of Missouri. The suits were initially filed against the former Monsanto Company by two groups of farmers: one on Dec. 14, 1999, in the U.S. District Court for the District of Columbia; and the other on Feb. 14, 2002, in the U.S. District Court for the Southern District of Illinois. In March 2001, plaintiffs amended their complaint to add Pioneer, Syngenta Seeds, Syngenta Crop Protection, and Bayer CropScience as defendants. The complaints included both tort and antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among defendants to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys’ fees. On Sept. 22, 2003, the District Court granted Monsanto’s motion for summary judgment on all tort claims, and denied plaintiffs’ motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court denied plaintiffs’ motion to allow their antitrust claims to proceed as a class action. Plaintiffs have asked for immediate appellate review of the District Court’s decision denying class certification of their antitrust claims.

Proceedings Related to Delta and Pine Land Company

On Jan. 18, 2000, Delta and Pine Land reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from alleged failure to exercise reasonable efforts to complete a merger between the two companies. The amended complaint alleges that the former Monsanto Company tortiously interfered with Delta and Pine Land’s prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On Sept. 9, 2003, the Court granted Monsanto’s motion to file a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land’s fraudulent nondisclosure of material information, and substantial damages including recoupment of the $83 million breakup fee previously paid to Delta and Pine Land. The court has scheduled April 15, 2005, as the due date for final pretrial filings. No trial date has been set. We have substantial defenses to this litigation and the claimed damages, including: our payment of the break-up fee; Delta and Pine Land’s contemporaneous disclosures that it was unaffected by the failed merger; and representations by the U.S. Department of Justice that the merger would have been opposed by the agency.

Agent Orange

Various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In the United States this litigation has been assigned to Judge Weinstein of the U.S. District Court for the Eastern District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381, a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States (MDL). In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. Approximately 22 suits filed by individual U.S. veterans contesting the denial of their claims subsequent to the class action settlement have been consolidated in the MDL and are currently pending in the District Court. On Feb. 14, 2000, the District Court dismissed claims by two of these plaintiffs, on the ground that they were barred by the 1984 settlement. On Nov. 30, 2001, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s dismissal, and on June 9, 2003, the U.S. Supreme Court failed to overturn the judgment of the Court of Appeals, thereby allowing these two claims to proceed notwithstanding the 1984 class action settlement. The District Court has scheduled a hearing on Jan. 12, 2004, on the issue of whether it retains jurisdiction over the two cases. Defendants have stated that they will file a motion to dismiss on the basis of the government contract defense, which has led to the dismissal of other Agent Orange-related suits.
     Certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Plaintiffs allege that they were exposed to herbicides, and that they suffered injuries or their children suffered birth defects as a result.

MONSANTO COMPANY	2003 FORM 10-K

Three separate complaints filed in October 1999 are being handled collectively and currently involve approximately 16,700 plaintiffs. The complaints fail to assert any specific causes of action but seek damages of 300 million won (approximately $250,000) per plaintiff. On May 23, 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the plaintiffs on the basis of lack of causation and statutes of limitations. Plaintiffs have filed an appeal de novo with the Seoul High Court and the parties have started the briefing process required by that Court. Other ancillary actions are also pending in Korea, including a request for provisional relief pending resolution of the main action.

Activities of Foreign Affiliates

During an internal audit and follow-up review conducted by management and outside counsel, management learned of certain books and records and compliance irregularities involving the company’s Indonesian affiliate companies and certain of their foreign national employees. The employment of those employees involved in the irregularities has been terminated. The company notified the SEC of this matter on Nov. 12, 2002, and thereafter provided a full report of its internal review to the SEC, and provided a copy to the U.S. Department of Justice. The company will continue to cooperate with further review of this matter. For the eight months ended Aug. 31, 2003, and for the years ended Dec. 31, 2002 and 2001, the net combined revenues of the company’s Indonesian operations were less than 0.8 percent of total company revenues. Their net income (loss) for these periods was ($7 million), $4 million and ($10 million), respectively, excluding restructuring charges of approximately $5 million in each of 2002 and 2001. Neither the commercial impact nor any action resulting from these matters is expected to have a material adverse effect on our financial position, profitability or liquidity.

Environmental Proceedings

Since the late 1990s, the U.S. Environmental Protection Agency (EPA) has focused attention on the presence of dioxin in the Kanawha River in West Virginia. As part of its efforts in this regard, the EPA is conducting preliminary assessments at more than 20 sites identified as potential sources of dioxin in the Kanawha River. Among these sites are three landfills — the Heizer Creek landfill, the Poca Strip Mine landfill, and the Manila Creek landfill — that Pharmacia used in the late 1950s to dispose of plant waste from its former Nitro, West Virginia, manufacturing location. Through the preliminary assessment work, the EPA identified an elevated dioxin level in one soil sample taken at the Heizer Creek landfill, and notified Pharmacia of its potential liability at that landfill. Pursuant to a September 1999 consent order with the EPA, Pharmacia and (after Sept. 1, 2000) Monsanto prepared and submitted to the EPA an Engineering Evaluation/ Cost Analysis (EE/CA) Report, which contained, among other things, our recommended remedy. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. The EPA has approved the EE/CA Report. As of this time, the EPA has not identified elevated dioxin levels at the Poca Strip Mine or Manila Creek landfills. Also with regard to the EPA’s focus on dioxin in the Kanawha River, in May 2002, the EPA sent Monsanto, as well as Solutia, a “notice of potential liability and offer to negotiate for removal action” regarding the Kanawha River Site in Putnam and Kanawha counties, West Virginia. This communication was premised on Pharmacia’s former operations at the Nitro plant. Pharmacia, Solutia, and Monsanto have all been in communication with the EPA regarding the notice and offer. Monsanto believes that the Kanawha River Site is the responsibility of Solutia under the terms of the Distribution Agreement between Pharmacia and Solutia, and has tendered responsibility for it to Solutia, which has declined to accept the matter. Until responsibility for this matter is resolved with Solutia, Monsanto is managing it. The EPA and Monsanto are negotiating a consent order under which, if executed, Monsanto would prepare an EE/CA Report, which would contain the results of our investigation of dioxin contamination in the Kanawha River, an evaluation of removal options, and our recommended removal approach. At this point, the degree to which Monsanto/ Solutia/ Pharmacia, as opposed to third parties, will ultimately be responsible for costs associated with this matter is unclear.

OTHER INFORMATION

The company continues to cooperate with the U.S. Department of Justice, Antitrust Division, in connection with an inquiry regarding possible anticompetitive conduct in the glyphosate-based herbicide industry.

RELATIONSHIPS AMONG MONSANTO COMPANY, PHARMACIA CORPORATION AND SOLUTIA INC.

Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company (Former Monsanto) operated an agricultural products business (the Ag Business), a pharmaceuticals and nutrition business (the Pharmaceuticals Business) and a chemical products business (the Chemicals Business). Former Monsanto is today known as Pharmacia Corporation. Pharmacia is now a wholly owned subsidiary of Pfizer, which together with its subsidiaries operates the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia Inc. comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate and distinct corporations, and provides a brief background on the relationships among these three corporations.

MONSANTO COMPANY	2003 FORM 10-K

Date of Event		Description of Event

Sept. 1, 1997	•	Pharmacia (then known as Monsanto Company) entered into a Distribution Agreement with Solutia related to the transfer of the operations, assets and liabilities of the Chemical Business from Pharmacia (then known as Monsanto Company) to Solutia.
	•	Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.

Dec. 19, 1999	•	Pharmacia (then known as Monsanto Company) entered into an agreement with Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).

Feb. 9, 2000	•	We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia (then known as Monsanto Company) under the name “Monsanto Ag Company.”

March 31, 2000	•	Effective date of the Merger.
	•	In connection with the Merger, (1) PNU became a wholly owned subsidiary of Former Monsanto (now Pharmacia); (2) Former Monsanto changed its name from “Monsanto Company” to “Pharmacia Corporation”; and (3) we changed our name from “Monsanto Ag Company” to “Monsanto Company.”

Sept. 1, 2000	•	We entered into a Separation Agreement with Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.
	•	Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for liabilities assumed by Solutia pursuant to the Sept. 1, 1997 Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.

Oct. 23, 2000	•	We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 220 million shares of our common stock.

July 1, 2002	•	We, Pharmacia and Solutia amended the Sept. 1, 1997 Distribution Agreement, to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia, and to clarify the parties’ rights and obligations.
	•	We and Pharmacia amended the Sept. 1, 2000 Separation Agreement, to clarify our respective rights and obligations relating to our indemnification obligations.

Aug. 13, 2002	•	Pharmacia distributed the 220 million shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).
	•	As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.

April 16, 2003	•	Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.

     The liabilities for which we were required to indemnify Pharmacia, pursuant to the Sept. 1, 2000, Separation Agreement, include the liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia and which Pharmacia would otherwise be required to pay. These liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. These include liabilities that were Pharmacia liabilities prior to the spinoff of Solutia, and from which Pharmacia could not be released, either by operation of law, because of the unavailability of third-party consents, or otherwise. Solutia has agreed to indemnify both Pharmacia and us for any liabilities that we incur in connection with the liabilities that Solutia assumed.

     Solutia is defending all litigation relating to the liabilities it assumed from Pharmacia, pursuant to powers of attorney granted by Pharmacia and by us. The litigation that Solutia is defending pursuant to the Distribution Agreement is described by Solutia in its Reports on Forms 10-K and 10-Q, filed with the SEC; since Solutia is defending this litigation, we do not participate in the preparation of those filings.
     The litigation that Solutia is defending has included litigation in state and federal courts in Alabama alleging personal injury, emotional distress and property damages arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the Solutia Spinoff. That litigation included, but is not limited to, Sabrina Abernathy, et al. v.

MONSANTO COMPANY	2003 FORM 10-K

Monsanto Company, et al., in state court in Alabama; and Antonia Tolbert, et al. v. Monsanto Company, et al., in the U.S. District Court for the Northern District of Alabama. In September 2003, the state and federal courts approved a global settlement of the Abernathy and Tolbert cases. Solutia will provide $50 million over time, and Solutia and Pfizer Inc., the parent company of Pharmacia, will also participate in an array of community initiatives. We provided $150 million to the settlement fund during August 2003, and $400 million during September 2003, and expect to receive approximately $155 million in reimbursement from Pharmacia’s commercial insurance. We and the insurer responsible for approximately $140 million of the reimbursement have agreed to mediation of a dispute regarding the amount due. The finalization of the settlement is contingent upon receipt of releases from plaintiffs in the Abernathy case, in numbers satisfactory to Solutia, Pharmacia and us.

     In consideration of our participation in the settlement, Solutia agreed to issue warrants to us for the purchase of up to 10 million shares of Solutia common stock, at a per share exercise price equal to $1.104 (the average closing price for the common stock on the New York Stock Exchange for the five trading days immediately prior to the announcement of the settlement). The warrants will be exercisable upon the execution of a Solutia change in control agreement, or when Solutia’s average closing stock price during a 30-day period exceeds $10 per share. The warrants will expire upon the earlier of 10 years after issuance, or seven days after a change in control of Solutia. The warrants will be issued upon the execution of a final warrant agreement between Solutia and us.
     On Oct. 27, 2003, a motion was filed in U.S. District Court for the Northern District of Alabama, contending that the recent global PCB settlement also requires the payment of additional funds to plaintiffs in Owens v. Monsanto, another Anniston-related PCB case previously settled by Solutia. Monsanto, Solutia and Pharmacia believe that this motion is without merit and that no additional sums are owed to those plaintiffs.
     Solutia is currently defending itself and Pharmacia in Commonwealth of Pennsylvania, Department of General Services, et al. v. United States Mineral Products, et al., a property damage suit currently pending in state court in Pennsylvania. The trial court has entered judgment in the amount of $59.5 million and Solutia has filed an appeal with the Pennsylvania Supreme Court. Under Pennsylvania law, a bond in the amount of 120 percent of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment pending appeal of the judgment. Pharmacia and Solutia requested our assistance to facilitate the posting of an appeal bond in this action. Pursuant to an agreement entered into with Pharmacia and Solutia on Nov. 15, 2002, as amended on March 3, 2003, we posted the required appeal bond, collateralized with a $25 million letter of credit, and Solutia provided letters of credit to us in the aggregate amount of $59.9 million to secure a portion of our obligations in connection with the appeal bond. Solutia also paid our out-of-pocket expenses in connection with obtaining the bond. Pursuant to a second amendment, dated Aug. 4, 2003, we agreed to release one of the letters of credit in the aggregate amount of $39.9 million, in exchange for the right to settle this litigation, including the right to access any applicable insurance policies related to a resolution of the underlying matter. Solutia continues to provide a $20 million letter of credit to secure a portion of our obligations in connection with the appeal bond.
     Notwithstanding the settlement of the Anniston litigation, Solutia has stated that it still faces significant business and liquidity risks. Therefore, we may still be called upon to indemnify Pharmacia; and may also determine that it is in our best interest to take additional action to reduce the likelihood or amount of any indemnification. Therefore, it is still reasonably possible that our obligation to indemnify Pharmacia could result in a material adverse effect on our financial position, profitability and/or liquidity.
     At the time of Solutia’s 1997 spinoff from Pharmacia, Solutia and Pharmacia entered into raw material supply contracts, including a 10-year requirements contract for the supply of formalin by Solutia. Because formalin is a raw material used in the production of glyphosate, this formalin supply contract was assigned to us when we separated from Pharmacia in 2000. In September 2003, Solutia and we amended this contract upon mutually beneficial terms. Pursuant to this amendment, we made a $25 million prepayment to Solutia for formalin. The prepayment must either be exhausted or the remainder returned to us in cash or credit against other product sales by Sept. 30, 2004. In consideration for making the prepayment, the duration of our obligation under the formalin supply contract was reduced.

MONSANTO COMPANY	2003 FORM 10-K

AVAILABLE INFORMATION

Our Internet Web site address is http://www.monsanto.com. We make copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge through our Internet Web site, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (1934 Act). Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the 1934 Act are also available on the Web site, by the end of the business day after filing. All of these materials are located at the “Investor Information” tab.
     Our Web site also includes the following corporate governance materials, at the tab “Our Pledge”: our Code of Business Conduct; our Code of Ethics for Chief Executive and Senior Financial Officers; our Board of Directors’ Charter and Corporate Governance Guidelines; and charters of Board committees. These materials are available in print to any shareowner upon request by contacting the Office of the General Counsel, Monsanto Company, 800 N. Lindbergh Blvd., St. Louis, Mo. 63167.
     Information on our Web site does not constitute part of this Report.

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
     Principal properties used by the Seeds and Genomics segment include seed conditioning plants at: Constantine, Michigan; Grinnell, Iowa; Kearney, Nebraska; Peyehorade, France; Rojas, Argentina; Uberlândia, Brazil, and Villagran, Mexico. The Seeds and Genomics segment also uses seed foundation and production facilities at various locations, breeding facilities, and genomics and other research laboratories.
     The Agricultural Productivity segment has principal chemicals manufacturing facilities at the following locations: Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Camaçari, Brazil; Luling, Louisiana; Muscatine, Iowa; São Jose dos Campos, Brazil; Soda Springs, Idaho; Texas City, Texas; and Zarate, Argentina. Most of these properties are owned in fee. However, we lease the land underlying the facilities that we own in Alvin, Texas and in Texas City, Texas. In addition, we lease the manufacturing facility at Augusta, Georgia, with an option to buy, pursuant to an industrial revenue bond financing.
     Our principal properties are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle, with the exception of the manufacturing facility at Texas City, Texas. This is one of the facilities that manufactures a key raw material for glyphosate herbicide, and was built in order to utilize byproduct from a neighboring plant owned by another company. However, the neighboring plant currently is not supplying the byproduct. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. In certain instances, we have granted leases on portions of sites not required for current operations.

ITEM 3.	LEGAL PROCEEDINGS.

For information concerning certain legal proceedings involving Monsanto, see the following information which is incorporated herein by reference: “Business — Environmental Matters,” “Business — Legal Proceedings,” and “Business — Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.” appearing in Item 1 of this Report; and “MD&A — Cautionary Statements: Risk Factors Regarding Forward-Looking Statements,” in Item 7 of this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

MONSANTO COMPANY	2003 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Nov. 10, 2003, was 58,131.
     On Sept. 24, 2003, Monsanto declared a quarterly dividend on its common stock of $0.13 per share, which was paid on Oct. 31, 2003, to shareowners of record on Oct. 10, 2003. The current dividend rate reflects an 8 percent increase from the original $0.12 policy adopted by the board of directors following the IPO.
     The following table sets forth dividend information, as well as the high and low sales prices for Monsanto’s common stock, for the calendar quarters indicated. Note that because of the company’s change in fiscal year end from December 31 to August 31 in 2003, only the first two quarters were reported for 2003.

	1st	2nd	3rd		4th	Total
Dividends Per Share	Quarter	Quarter	Quarter		Quarter	Year

2003	$0.12	$0.12	N/A	(1)	N/A	N/A

2002	$0.12	$0.12	$0.12		$0.12	$0.48

2001	$0.12	$0.12	$0.12		$0.12	$0.48

		1st	2nd	3rd		4th	Total
Common Stock Price		Quarter	Quarter	Quarter		Quarter	Year

2003	High	$19.88	$22.60	N/A	(2)	N/A	N/A
	Low	13.55	15.69	N/A	(2)	N/A	N/A

2002	High	$33.13	$33.29	$19.10		$20.47	$33.29
	Low	28.30	17.27	13.01		13.55	13.01

2001	High	$35.680	$38.470	$38.800		$37.900	$38.800
	Low	26.875	28.800	30.900		28.600	26.875

(1)	During the period from July 1, 2003 through Aug. 31, 2003, Monsanto paid a dividend of $0.13 per share.
(2)	During the period from July 1, 2003 through Aug. 31, 2003, the high and low sales prices of Monsanto stock were $26.35 and $20.86, respectively.

MONSANTO COMPANY	2003 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)

	Eight Months
	Ended Aug. 31,		Year Ended Dec. 31,

(Dollars in millions, except per share and pro forma share amounts)	2003	2002	2002	2001	2000	1999	1998

Operating Results:
Net sales(1)	$3,373	$3,110	$4,673	$5,462	$5,493	$5,248	$4,448
Income from operations	471	136	319	659	567	610	55
Income (loss) before cumulative effect of accounting change	(11)	37	129	295	175	150	(125)
Cumulative effect of a change in accounting principle(1,2,3)	(12)	(1,822)	(1,822)	—	(26)	—	—
Net income (loss)	(23)	(1,785)	(1,693)	295	149	150	(125)

Diluted Earnings (Loss) per Share and per Pro Forma Share:(4)
Income (loss) before cumulative effect of accounting change	$(0.04)	$0.14	$0.49	$1.12	$0.68	$0.58	$(0.48)
Net income (loss)	(0.09)	(6.78)	(6.45)	1.12	0.58	0.58	(0.48)

Financial Position at end of Period:
Total assets	$9,461	$9,151	$8,890	$11,429	$11,726	$11,101	$10,891
Working capital(5)	3,018	2,846	2,614	2,420	2,216	2,323	1,879
Current ratio(5)	2.55:1	2.66:1	2.44:1	2.02:1	1.80:1	2.36:1	2.01:1
Long-term debt	1,258	1,148	851	893	962	4,278	4,388
Debt-to-capital(6)	23%	27%	19%	19%	19%	48%	53%

Other Data (applicable for periods subsequent to IPO):(7)
Dividends per share(8)	$0.37	$0.36	$0.48	$0.48	$0.09	N/A	N/A
Stock price per share:
High	$26.35	$33.29	$33.290	$38.800	$27.380	N/A	N/A
Low	$13.55	$13.01	$13.010	$26.875	$19.750	N/A	N/A
End of period	$25.71	$18.37	$19.130	$33.800	$27.060	N/A	N/A
Diluted shares outstanding	261.7	263.2	262.6	263.6	258.5	N/A	N/A
Employees (at end of period)	13,200	14,000	13,700	14,600	14,700	N/A	N/A

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the factors that have affected or may affect our business results. In July 2003, Monsanto’s board of directors approved a change in the company’s fiscal year end from December 31 to August 31. Accordingly, data for 2003 presented in this report relates to the period from January 1 through August 31, otherwise known as the transition period. For all periods except the eight months ended Aug. 31, 2002, the operating results data, earnings (loss) per share and per pro forma share data, and financial position data set forth above are derived from Monsanto Company’s audited consolidated financial statements. For the eight-month period ended Aug. 31, 2002, this data is derived from unaudited consolidated financial statements.

(1)	In 2000, Monsanto adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Monsanto’s adoption of SAB 101 primarily affected its recognition of license revenues from biotechnology traits sold through third-party seed companies. Monsanto adopted the provisions of SAB 101 as an accounting change, recognizing as a cumulative effect of a change in accounting principle a loss of $26 million ($0.10 per pro forma share) effective Jan. 1, 2000. Assuming SAB 101 is applied retroactively, net income and diluted earnings per pro forma share would have been higher by these amounts in 2000, and lower by these same amounts in 1999.
(2)	In 2002, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of this new accounting standard, Monsanto recognized a transitional goodwill impairment charge of $1.8 billion aftertax ($6.94 per share) effective Jan. 1, 2002.
(3)	In 2003, Monsanto adopted SFAS No. 143, Accounting for Asset Retirement Obligations. In connection with the adoption of this new accounting standard, Monsanto recorded a pretax cumulative effect of accounting change of $12 million aftertax ($0.05 per share) effective Jan. 1, 2003.
(4)	Diluted earnings per pro forma share for 2000 were calculated using 258 million weighted-average common shares outstanding plus the effect of dilutive common share equivalents totaling 0.5 million, consisting of outstanding stock options. For all periods prior to 2000, diluted earnings per pro forma share were calculated using 258 million weighted-average common shares, the number of common shares outstanding immediately after the IPO in October 2000.
(5)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
(6)	Debt-to-capital is the total of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity. Fluctuations in our debt-to-capital ratio from December 31 to August 31 were affected by the seasonality of our business.
(7)	Prior to Sept. 1, 2000, Monsanto was the agricultural business of Pharmacia Corporation and was not a separate corporate entity with shares outstanding or employees.
(8)	The dividend of $0.09 per share on the company’s common stock declared in the fourth quarter of calendar year 2000 is prorated. It was based on a quarterly dividend rate of $0.12 per share, which reflected a policy adopted by the board of directors following Monsanto’s IPO. During 2003, the quarterly dividend amount was increased to $0.13 per share.

MONSANTO COMPANY	2003 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

Monsanto Company is a leading global provider of agricultural products and integrated solutions for farmers. We produce leading seed brands, including DEKALB and Asgrow, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also make Roundup herbicide and other herbicides. Our seeds, related biotechnology trait products and herbicides can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.
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
     As discussed in Item 1 — “Business,” Monsanto comprises the operations, assets and liabilities that were previously the agricultural business of Pharmacia, which is now a subsidiary of Pfizer. The consolidated financial statements for the period prior to Sept. 1, 2000, were prepared on a carve-out basis to reflect the historical operating results, assets, liabilities, and cash flows of the agricultural business operations. The costs of certain services and debt service provided by Pharmacia included in the Statement of Consolidated Operations for this period were allocated to Monsanto based on methodologies that management believes to be reasonable, but which do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto actually been a separate, stand-alone entity before Sept. 1, 2000.
     Beginning Sept. 1, 2000, the consolidated financial statements reflect the results of operations, financial position, and cash flows of the company as a separate entity responsible for procuring or providing for itself the services and financing previously provided by Pharmacia. The consolidated financial statements also include the costs of services purchased from Pharmacia and the reimbursement for services provided to Pharmacia pursuant to a transition services agreement.
     MD&A should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share; “earnings (loss) per pro forma share” and “per pro forma share” mean basic and diluted earnings (loss) per pro forma share. In the tables, all dollar amounts are expressed in millions, except per share and per pro forma share amounts.

CHANGE IN FISCAL YEAR END

In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. This change aligns our fiscal year more closely with the seasonal nature of our business. In view of this change, MD&A compares the consolidated financial statements as of and for the eight months ended Aug. 31, 2003 (the transition period) with the consolidated financial statements as of and for the eight months ended Aug. 31, 2002. References to 2003 refer to the transition period unless otherwise specified. Note that although consolidated financial statements are not presented as of and for the eight months ended Aug. 31, 2002, we have included summary information in MD&A for these periods for comparability purposes because of the seasonality of our business. We are also including a discussion and analysis of our financial statements for fiscal years ended Dec. 31, 2000, 2001, and 2002.
     Throughout the MD&A, data for all periods except as of and for the eight months ended Aug. 31, 2002, are derived from our audited consolidated financial statements, which appear in this report. All data as of and for the eight months ended Aug. 31, 2002, are derived from our unaudited consolidated financial statements, which are not presented herein. Summary financial information for this period can be found in Note 4 — Change in Fiscal Year End.

FINANCIAL MEASURES

The primary operating performance measure for our two business segments is earnings (loss) before cumulative effect of accounting change, interest, and income taxes (EBIT). We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management in determining resource allocations within the company.
     We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operations and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used for business needs and obligations, to reinvest into the company for future growth, or returned to our shareowners through dividend payments or share repurchases. Free cash flow is also one of the performance measures management uses to determine incentive compensation.

MONSANTO COMPANY	2003 FORM 10-K

     The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with accounting principles generally accepted in the United States.

RESULTS OF OPERATIONS

Overview of Financial Performance (transition period compared with eight months ended Aug. 31, 2002)

We recognized a net loss of $23 million during the transition period, and a net loss of $1.8 billion during the comparable period last year. The following factors affected the eight-month comparison:

2003:

•	An aftertax charge of $12 million effective Jan. 1, 2003, upon adoption of a new accounting standard relating to asset retirement obligations

•	An aftertax charge of $252 million in 2003 related to the settlement of Solutia’s polychlorinated biphenyl (PCB) litigation

2002:

•	A $1.8 billion aftertax transitional goodwill impairment charge, upon adoption of a new accounting standard relating to goodwill

•	Establishment of a $100 million aftertax bad-debt reserve in 2002 related to Argentine receivables

•	Actions in 2002 to reduce risks in Latin America, due to economic and market uncertainties, that negatively affected results

•	Charges relating to our 2002 restructuring plan

•	A gain from sales of certain herbicide assets for use in certain ex-U.S. markets

     On an ongoing business basis, our results in 2003 were affected by lower volumes and average net selling prices of Roundup herbicides in the United States. However, stronger sales of our seeds and traits in the United States mitigated this shortfall. During the transition period, our Seeds and Genomics segment delivered a greater gross profit contribution than that of the Roundup and other glyphosate-based herbicides. This milestone demonstrates the increasing contribution of that segment to our results.

	Eight Months
	Ended Aug. 31,

	2003	2002

Net Sales	$3,373	$3,110
Gross Profit	1,577	1,442
Operating Expenses:
Selling, general and administrative expenses	741	719
Bad-debt expense	40	176
Research and development expenses	330	348
Restructuring charges — net	(5)	63

Total Operating Expenses	1,106	1,306

Income From Operations	471	136
Interest expense — net	46	35
Settlement of PCB litigation	396	—
Other expense — net	67	51

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(38)	50
Income tax provision (benefit)	(27)	13

Income (Loss) Before Cumulative Effect of Accounting Change	(11)	37
Cumulative effect of a change in accounting principle, net of tax benefit	(12)	(1,822)

Net Loss	$ (23)	$(1,785)

Diluted Earnings (Loss) per Share:
Income (loss) before cumulative effect of accounting change	$(0.04)	$0.14
Cumulative effect of accounting change	(0.05)	(6.92)

Net Loss	$(0.09)	$(6.78)

Net sales for the transition period increased 8 percent over the comparable period last year. Both of our operating segments benefited from improved performance in Latin America. In the eight-month period last year, net sales were negatively affected by difficult economic conditions in that region, as well as the operational changes we made to our business to address the uncertainties there. In the Seeds and Genomics segment, U.S. seed and trait sales continued their strong growth in 2003, with seed and trait sales for all crops increasing during the eight-month period. Sales in the Agricultural Productivity segment declined because of the continued shift toward lower-priced Roundup and other glyphosate-based herbicides and lower U.S. Roundup volumes in the postpatent glyphosate market. Sales of our selective herbicides also declined. For a more detailed discussion of the factors affecting the net sales comparison, please see “Seeds and Genomics Segment” and “Agricultural Productivity Segment.”

Gross profit for the transition period increased 9 percent, which was consistent with the 8 percent increase in net sales. Increases in Seeds and Genomics gross profit were partly offset by declines in Agricultural Productivity gross profit, as the continued growth of our Seeds and Genomics segment improved our margins this year. Better financial results in Latin America also improved the margin comparison this year, as the market factors in Latin America and our actions in response to those factors negatively affected our margins in 2002. Collectively, these items have improved the eight-month

MONSANTO COMPANY	2003 FORM 10-K

gross profit comparison. They have more than mitigated the effect of the shift in Roundup and other glyphosate-based herbicide sales in the United States to lower-priced products. During the eight-month period, the gross profit of our seeds and traits business surpassed the gross profit contribution of our glyphosate business. We expect this trend to continue in fiscal year 2004 and beyond. As a percent of net sales, gross profit gained one point to 47 percent.

Operating expenses decreased 15 percent for the eight-month comparison. In June 2002, we increased our allowance for doubtful trade receivables by $154 million because of the economic turmoil and related market conditions in Argentina. We also recorded $63 million of net operating expenses related to the restructuring plan approved in 2002. These and other operating expenses last year were partially offset by a $25 million reduction in selling, general and administrative (SG&A) costs stemming from the sale of certain Monsanto herbicide assets in Japan to Nissan Chemical Industries (Nissan). SG&A expenses in 2003 also reflected a reduction, to a lesser extent, in costs related to agreements that are part of our ongoing business. During the transition period, our bad-debt expense was significantly lower, and our operating expenses were reduced by $5 million in restructuring reversals related to our past restructuring plans. However, higher employee-related costs, primarily accrued incentive compensation, drove SG&A expenses higher in 2003. Continued cost management helped offset some of this increase and also decreased R&D expenses by 5 percent. We are also continuing to see the benefits from our restructuring programs through lower R&D expenses.

     In August 2003, we participated in a global settlement, which included Solutia and Pharmacia, relating to certain Solutia PCB litigation in Alabama. Our strong cash-generating capabilities allowed us to contribute to this settlement, thereby mitigating the longer-term litigation risk associated with our contractual obligations related to Solutia. We paid a portion of our share of the cash settlement ($150 million) in August 2003, and the remaining $400 million was paid in September 2003. We expect to receive approximately $155 million in reimbursement from Pharmacia’s commercial insurance. We and the insurer responsible for approximately $140 million of the reimbursement have agreed to mediation of a dispute regarding the amount due. Miscellaneous receivables of $155 million have been recorded for the anticipated insurance reimbursement, approximately $140 million of which we expect to receive during fiscal year 2004, notwithstanding the mediation. As a result, we recorded a pretax charge of $396 million ($252 million aftertax, reflecting a tax benefit of $144 million) during the transition period. The net charge includes $1 million of related legal expenses. In consideration of our participation in the settlement, Solutia has agreed to issue warrants to us for the purchase of 10 million shares of Solutia stock. We will estimate and record the value of these warrants after the final warrant agreement with Solutia has been signed and the warrants have been received.

Other expense — net increased to $67 million during the transition period. Net other expense in 2003 consisted primarily of equity affiliate expense and foreign-currency transaction losses. Our equity affiliate expense of $26 million is primarily related to our Renessen LLC (Renessen) joint venture. This joint venture is owned and funded 50-50 with Cargill Incorporated. It was formed to develop and market products for the grain processing and animal feed industries. During the eight months ended Aug. 31, 2002, we recorded approximately $20 million of other income related to sales of certain herbicide assets for use in ex-U.S. markets, including the Nissan transaction in Japan and a smaller transaction with Nufarm Australia Ltd. (Nufarm) in the Australia and New Zealand markets. We also recognized $10 million of other income during the 2002 eight-month period related to gains that were realized upon the sale of equity securities. These gains were slightly offset by net currency losses reflecting the devaluation of our net assets denominated in Argentine pesos.

Net interest expense increased $11 million to $46 million during the transition period. Although our debt levels during the transition period were significantly lower than debt levels during the comparable period last year, higher interest rates associated with our long-term senior notes led to overall higher interest expense. With the issuance of these notes, our debt mix has shifted from primarily commercial paper toward longer-term borrowings, which carry higher interest rates.

     We recognized an income tax benefit of $27 million in 2003 on a pretax loss of $38 million. During the same period last year, we recognized an income tax provision of $13 million on $50 million of pretax income. The Solutia PCB litigation settlement expense in 2003 and the Argentine bad-debt expense in 2002 significantly affected the eight-month effective tax rate comparison. Without these items, the effective tax rate for both eight-month periods would have been 33 percent.
     The factors above explain the change in income (loss) before the cumulative effect of accounting change. We had income of $37 million for the eight months ended Aug. 31, 2002; we had a loss of $11 million for the same period this year.

Review of Calendar Year Financial Performance (calendar year 2002 compared to calendar year 2001, and calendar year 2001 compared to calendar year 2000)

	Year Ended Dec. 31,

	2002	2001	2000

Net Sales	$4,673	$5,462	$5,493
Income before cumulative effect of accounting change	$129	$295	$175
Earnings per share (per pro forma share in 2000)	$0.49	$1.12	$0.68

MONSANTO COMPANY	2003 FORM 10-K

Review of Calendar Year 2002

We recognized a net loss of $1.7 billion, or $6.45 per share, in 2002. This net loss included a $1.8 billion aftertax ($6.94 per share) goodwill impairment upon the adoption of a new goodwill accounting standard. In 2001, we recognized net income of $295 million, or $1.12 per share. The factors that affected the year-to-year comparison are discussed below.
     Net sales declined 14 percent to $4.7 billion in 2002 from $5.5 billion in 2001. Sales declined in both the Agricultural Productivity segment and, to a lesser extent, the Seeds and Genomics segment. In the Agricultural Productivity segment, continued competitive pressures on Roundup resulted in U.S. market share loss, and unfavorable weather conditions in key planting regions contributed to lower U.S. sales of Roundup. The effect of a shift in mix to lower-priced glyphosate products also lowered U.S. sales of Roundup by decreasing the average net selling price. The Seeds and Genomics segment experienced higher seed sales in the United States. Higher corn seed sales were partly offset by lower soybean sales. Trait revenues in the United States increased in 2002, even though 2001 results included trait sales for more than one season because of our switch in 2001 to a royalty payment system for licensed traits in corn and soybeans.
     Both segments were affected in 2002 by economic conditions in Latin America (including the economic crisis that began in Argentina at the end of 2001), by operational changes we made to our business model to address the continued economic uncertainty and unfavorable market conditions there, and by the actions we took in conjunction with our customers in Argentina. Although these changes and actions significantly affected both segments’ EBIT through lower sales in Latin America and higher product returns in Argentina, they were intended to reduce investments in working capital and our credit risk and other exposures in Argentina and Brazil. Currency losses in Argentina also affected earnings in 2002 and, to a lesser extent, in 2001. In 2001, higher-than-anticipated returns of corn seed in Latin America — primarily in Brazil — negatively affected sales. For a more detailed discussion of these and other factors affecting net sales in 2001 and 2002, see “Seeds and Genomics Segment” and “Agricultural Productivity Segment.”
     Cost of goods sold declined 12 percent to $2.5 billion for 2002, reflective of lower sales. Excluding costs related to our restructuring plans, we were able to keep the unit manufacturing costs of Roundup and other glyphosate-based herbicides flat, despite lower Roundup production volumes, which led to unfavorable cost of goods sold manufacturing variances. These costs were offset by cost management efforts and lower raw material and energy prices. Lower seed inventory costs in the United States were offset by higher seed obsolescence in Latin America. The combination of the aforementioned net sales and cost of goods sold factors resulted in an 18 percent decline in gross profit. As a percent of sales, gross profit declined one point. The gross profit effect of lower Roundup average net selling prices was slightly mitigated by increased sales of higher-margin seed traits.
     Operating expenses in 2002 declined 6 percent from 2001, as a significant increase in Argentine bad-debt expense was offset by the benefit of no longer amortizing goodwill, and by a decline in our expenses. SG&A expenses for 2002 declined 10 percent from 2001. These lower spending levels reflected cost management, lower employee incentives and other employee-related costs, and an approximate $25 million reduction of costs stemming from the Nissan transaction in Japan.
     In 2002, we recorded $208 million of bad-debt expense, the majority of which related to estimated uncollectible trade receivables in Argentina. The allowance for doubtful trade receivables included $154 million ($100 million aftertax) recorded in the second quarter because of the economic turmoil and market conditions in that country. The remaining bad-debt expense in 2002 was in line with our historical experience.
     R&D expenses in 2002 decreased 6 percent from 2001, as we continued to focus our spending on seed breeding, plant biotechnology and genomics. The restructuring of our early genomics programs also contributed to the savings.
     Operating results in 2002 included the positive effect of SFAS 142, the new accounting standard related to the amortization of goodwill. Since we adopted SFAS 142 on Jan. 1, 2002, we no longer amortize goodwill. In comparison, we recorded $121 million ($106 million, or $0.40 per share aftertax) of amortization and adjustments of goodwill in 2001.
     Both 2002 and 2001 included charges relating to our restructuring plans. Results in 2002 included charges for our 2002 restructuring plan, and 2001 results included charges for our 2000 restructuring plan. Net pretax charges (including those recorded within cost of goods sold) related to our restructuring plans were $124 million in 2002, and $213 million in 2001. For further details on both plans, see “Restructuring and Other Special Items” in MD&A.
     Interest expense, net of interest income and capitalized interest, declined $14 million in 2002. We benefited from lower commercial paper interest rates during most of the year, as well as lower average borrowing levels. These benefits were partially offset by higher interest rates associated with our long-term senior notes issued in August 2002. In 2001, higher interest capitalized on construction ($30 million in 2001 versus $8 million in 2002) reduced net interest expense, primarily associated with the construction of our Camaçari, Brazil, facility, which was completed in late 2001.
     Other expense (net) in 2002 decreased significantly from other expense (net) in 2001. In both periods, other expense included equity affiliate expense of $41 million associated with our Renessen joint venture. Both 2001 and 2002 included gains realized upon the sale of equity securities (approximately $10 million in both years). On a year-to-year comparison, other expense (net) was affected by a number of

MONSANTO COMPANY	2003 FORM 10-K

items. In 2002, these factors included the following: currency losses from net assets in Argentina, only partially offset by currency gains in Brazil; approximately $20 million of other income related to the Nissan and Nufarm transactions; and other expense related to a settlement of litigation matters with DuPont and DuPont’s Pioneer subsidiary. In 2001, we recognized $127 million of other expense (net), as discussed below.

     Income taxes in 2002 decreased significantly from 2001, though the effective tax rate remained unchanged at 36 percent. The decline in income taxes was consistent with the lower pretax income in 2002. The absence of goodwill amortization had a favorable effect on the effective tax rate in 2002 because the majority of our historical goodwill amortization was not deductible for tax purposes. This improvement was offset by higher tax expense in certain ex-U.S. jurisdictions, particularly in Latin America, and an increase in the relative cost of state income taxes.

Review of Calendar Year 2001

Net sales for 2001 were $5.5 billion, down 1 percent from 2000 sales. The effects of exchange rates for foreign currency, particularly the Brazilian real and to a lesser extent the Japanese yen and the euro, unfavorably affected sales by 3 percent. Increased sales in the Seeds and Genomics segment were more than offset by an overall decline in sales in the Agricultural Productivity segment. Seeds and Genomics net sales in 2001 benefited from higher biotechnology trait revenues, and from our Latin American grain sales program, while higher-than-anticipated conventional corn seed returns in Latin America (primarily in Brazil) reduced sales. The increased trait revenues were attributable primarily to a shift in timing, as our decision to change trait fees from a technology fee system to a royalty system shifted certain trait revenues from the first half of 2002 to the last half of 2001. This new structure contributed approximately $90 million, or $0.34 per share, to 2001 net income. The higher trait revenues also reflected a royalty payment related to the resolution of issues regarding our YieldGard insect-protected corn trait, the effects of a higher royalty rate for Roundup Ready soybeans, and the increased demand for our biotechnology traits. In the Agricultural Productivity segment, our animal agriculture and lawn-and-garden products businesses delivered sales increases. But these increases were more than offset by lower sales of Roundup and other glyphosate herbicides. Continued growth of Roundup Ready crops and further expansion of conservation tillage practices drove up sales volumes of Roundup and other glyphosate-based herbicides, but the effects of lower average selling prices resulted in lower revenues.
     Cost of goods sold in 2001 increased 2 percent, to $2.8 billion, from cost of goods sold in 2000. Higher sales volumes of glyphosate contributed to this increase, as did start-up expenses in 2001 associated with our new manufacturing facility in Camaçari, Brazil. Our investments in improved technologies were part of our plan to increase overall glyphosate production capacity and to operate more cost effectively. Both years included charges to cost of goods sold related to our restructuring plan to focus on key crops and to streamline certain of our glyphosate manufacturing facilities. Excluding the costs related to our restructuring plan, we reduced unit manufacturing costs of Roundup and other glyphosate-based herbicides by 3 percent.
     Gross profit declined 3 percent, to $2.6 billion. An increase in high-margin trait revenues was more than offset by the negative effects of corn seed returns in Latin America and an overall decline in net selling prices of Roundup herbicides. As a result, gross profit as a percent of sales declined one point from 2000 to 2001.
     As a stand-alone company focused solely on agriculture, we took steps to make worldwide operations more focused, productive, and cost-efficient. SG&A expenses decreased approximately 5 percent to $1.1 billion in 2001. This decline was attributable to our continued cost management efforts and the absence of amortization expense related to certain assets that became fully amortized during 2000, and lower employee-related expenses. R&D expenses decreased 5 percent, to $560 million for 2001 from $588 million for 2000. Our reduced R&D spending reflected our actions to focus on our key crops and to eliminate certain research projects. As a percent of net sales, both SG&A and R&D expenses improved when compared with 2000 percentages: SG&A expenses declined to 20.9 percent from 21.8 percent, and R&D declined to 10.3 percent from 10.7 percent.
     Amortization and adjustments of goodwill declined 43 percent to $121 million in 2001, compared with $212 million in 2000. In 2000, we wrote down $88 million of goodwill, primarily associated with a decision to terminate certain nutrition programs. Excluding this write-down, amortization was relatively unchanged in a year-over-year comparison.
     Both 2001 and 2000 included restructuring and other special items related to our 2000 restructuring plan to focus on certain key crops and to streamline operations. Total charges to the plan were $474 million, with $213 million recorded in 2001 and $261 million recorded in 2000. See “Restructuring and Other Special Items” in MD&A for further details.
     Net interest expense in 2001 decreased 60 percent, to $73 million from $184 million in the prior year. This decrease largely reflected the $2.9 billion debt reduction that resulted from our separation from Pharmacia and our IPO in 2000. We also benefited from lower interest rates during 2001, as our borrowings were primarily in commercial paper.

MONSANTO COMPANY	2003 FORM 10-K

     A number of factors affected other expense (net) in 2001. It increased substantially to $127 million, compared with $49 million in 2000. Three separate legal matters affected other expense in 2001, resulting in a net charge of $60 million, as described in Note 24 — Other Expense — Net. In addition to these legal matters, we recognized $15 million of other expense in 2001 to reflect the devaluation of the Argentine peso. Other expense in 2001 also included a loss of $4 million related to the early retirement of ESOP debt. Other expense in 2001 also included impairments of equity investments; other expense in 2000 reflected a write-down of an investment in marketable equity securities. Equity affiliate expense in 2001 related to our Renessen joint venture increased approximately $10 million from equity affiliate expense in the prior year. The effects of these higher expenses were slightly offset in 2001 by other income from a deferred payout provision related to a past business divestiture and gains on the sale of equity securities.

     Pretax income increased approximately 37 percent, or $125 million, in 2001 primarily because of reduced operating expenses and lower interest expense during the year. The absence of the $88 million goodwill write-down in 2000 also contributed to the higher pretax income in 2001. The effective tax rate decreased to 36 percent from 48 percent in the prior year, primarily because the aforementioned write-down of goodwill in 2000 was not deductible. See “Restructuring and Other Special Items” in MD&A for further details. Improved expectations of the recovery of certain Brazilian deferred tax assets also contributed to the lower effective tax rate in 2001. See Note 11 — Income Taxes — to the consolidated financial statements for further details.
     Net income totaled $295 million, or $1.12 per share, for the year ended Dec. 31, 2001, compared with $149 million, or $0.58 per pro forma share, for 2000. Results in 2000 included a cumulative effect of accounting change of $26 million aftertax, or $0.10 per pro forma share. This cumulative effect of accounting change resulted from our adoption of Staff Accounting Bulletin (SAB) 101, the SEC’s interpretation of accounting guidelines on revenue recognition. Our adoption of SAB 101 in 2000 primarily affected recognition of license revenues from biotechnology traits sold through competitor seed companies. We restated license revenues in 2000 to be recognized when a grower purchases seed as compared with the previous practice of recognizing the license revenue when the third-party seed company sold the seed into the distribution system. As a result, no license revenues from biotechnology traits sold by third-party seed companies were recognized in the fourth quarter of 2000. As required by the provisions of SAB 101, we adopted its provisions as an accounting change recognizing the cumulative effect of a change in accounting principle as a loss of $26 million, net of taxes of $16 million, effective Jan. 1, 2000.

SEEDS AND GENOMICS SEGMENT

The Seeds and Genomics segment consists of our global seeds and related trait businesses, and our genetic technology platforms. We produce leading seed brands, including DEKALB and Asgrow, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide genetic material and biotechnology traits to other seed companies for their seed brands.

	Eight Months
	Ended Aug. 31,		Year Ended Dec. 31,

	2003	2002	2002	2001	2000

Total Net Sales	$1,165	$845	$1,585	$1,707	$1,608
Gross Profit	625	377	838	869	729
EBIT(1)	18	(271)	(105)	(240)	(581)

(1)	Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 23 to our consolidated financial statements for further details.

Seeds and Genomics Financial Performance for the Transition Period

Sales in the Seeds and Genomics segment improved more than $300 million, with all crops experiencing gains in seed and trait sales. The largest gains were in Latin America and the United States. In Latin America, seed sales were depressed last year, when we recorded additional return accruals in Argentina in response to the contracting market that was affected by that country’s economic crisis. We saw higher corn seed sales and less seed obsolescence there this year. This lower return and obsolescence experience in the region stemmed from improved market conditions, coupled with the benefits of the operational changes we instituted last year. However, the primary sales activity in Argentina occurs at the beginning of fiscal year 2004 (which starts in September 2003), when the predominant planting season starts. In Brazil, the sales season begins during the fourth quarter of our fiscal year (which starts in June). Favorable currency effects and strong market performance in Europe also contributed to corn seed growth. Our operations in France led the strong performance in that region, delivering a market share gain this year.
     Continued growth of our stacked corn and cotton traits drove U.S. sales higher. These higher-value stacked trait products deliver herbicide tolerance and insect protection in a single seed. Canola trait revenues also increased in the eight-month comparison. An increasing percentage of our seed sales contain a biotechnology trait, demonstrating continued growth in demand for our biotechnology products. U.S. trait acreage continues to experience double-digit growth, with particularly strong performance by Roundup Ready corn and stacked corn and cotton traits. U.S. corn seed sales also increased. The quality of Monsanto’s corn seed portfolio was evidenced by another market share gain on top of last year’s gain in the United States.
     The Seeds and Genomics segment delivered positive EBIT of $18 million for the transition period. This is a significant improvement over the EBIT loss of $271 million in the same period last year. Gross profit as a percent of sales increased 9 percentage points. Although these gains primarily

MONSANTO COMPANY	2003 FORM 10-K

reflect improved Latin American operations in 2003, they also demonstrate the Seeds and Genomics segment’s increasing contribution to Monsanto’s results. Segment EBIT for the eight months ended Aug. 31, 2002, included charges for restructuring and additional bad-debt expense related to Argentine receivables. The transition period EBIT reflected higher SG&A expenses, as the effects of higher incentive accruals and other employee-related costs were partially offset by reductions in other SG&A and R&D costs.

Seeds and Genomics Financial Performance for Calendar Year 2002

Net sales for the Seeds and Genomics segment declined to $1.6 billion in 2002. Sales in Latin America were negatively affected by the adverse market and economic conditions described below. The Latin American net sales decline was partially offset by strong U.S. sales and market performance of our branded corn seed. Trait revenues also increased from 2001 to 2002, despite the fact that 2001 trait revenues included an additional $0.34 per share from a timing change in revenue recognition. Grower acceptance of our biotechnology traits continues to rise, as demonstrated by the growth in total acres planted with our traits. In 2002, we estimate that acreage planted with Monsanto’s technology traits grew by 13 percent in the United States and by 14 percent globally. Also contributing to the increased trait revenues was the benefit and growth of new agreements with key licensees.
     Seeds and Genomics segment results in 2002 were significantly affected by events in Latin America. In 2002, we changed our business model in Latin America in order to reduce working capital levels and reduce our credit risk and exposure in Argentina and Brazil as a result of the continued economic uncertainty in that region. Results were also affected by adverse market conditions in 2002 and 2001. In Argentina, we experienced approximately $75 million of higher-than-anticipated seed returns (primarily corn seed) in 2002 because of the economic crisis that began at the end of 2001 and the flooding in that same year. In 2001, we experienced approximately $120 million of higher-than-anticipated returns of high-priced corn seed, primarily in Brazil. In 2002, the continued deterioration of the Brazilian corn market negatively affected sales. Farmers had switched more land to soybeans because of their lower input costs. Since Monsanto has less of a presence in the Brazilian soybean market, sales were lower during that period.
     Our Latin American grain sales program also affected the year-to-year comparison. Results in 2001 included approximately $65 million of net sales and related cost of goods sold associated with this program. During 2002, we changed the way we account for the program to no longer record revenues and cost of goods sold of essentially the same amount. Under the revised program, we no longer take ownership of the grain, thereby eliminating the associated inventory risk. Although this change affects our net sales and cost of goods sold comparison, the effect on the EBIT year-to-year comparison is minimal.
     Corn seed and corn biotechnology trait revenues in the United States increased, reflecting an increase in planted corn acreage in 2002 and strong market performance by our DEKALB and Asgrow brands during the 2002 selling season. Our branded corn seed gained market share in 2002. Monsanto’s Roundup Ready and YieldGard corn traits — both the single-trait and the stacked-trait versions — performed exceptionally well. A decline in U.S. soybean seed and soybean trait revenues, which stemmed from the reduced planting area, slightly offset these corn seed and trait sales increases. However, despite the market dynamics of lower acres and an increased supply of seed, our soybean brands maintained their price in 2002, and held most of the market share gains achieved in 2001. Even though there were fewer planted acres of soybeans in 2003, U.S. soybean trait revenues in late 2002 (in preparation for the upcoming 2003 season) increased as a higher percentage of our branded seed sales contained a biotechnology trait.
     Seeds and Genomics EBIT in 2002 was a loss of $105 million, an improvement compared with the 2001 EBIT loss of $240 million. This EBIT improvement was achieved despite an overall decline in sales for the segment. Most of our goodwill relates to our acquired seed businesses, so this segment’s EBIT benefited from no longer amortizing goodwill in 2002. In 2001, this segment’s EBIT loss included $117 million of goodwill amortization expense. In 2002, Seeds and Genomics EBIT was negatively affected by a portion of the increase in bad-debt expense related to estimated uncollectible accounts receivable in Argentina. Lower seed inventory costs in the United States were mostly offset by higher seed obsolescence in Latin America. However, gross profit as a percentage of sales increased. Sales gains in high-margin traits more than offset the Latin American gross profit declines.
     Lower operating expenses had a positive effect on EBIT. SG&A spending was lower as a result of our continued focus on cost management and lower employee-related costs. R&D expenses also declined, reflecting savings from the restructuring of our early genomics programs.
     Several items affected other expense (net) in both years, including litigation matters and other income related to gains that were realized upon the sale of equity securities. For more details, see Note 24 — Other Expense — Net.

Seeds and Genomics Financial Performance for Calendar Year 2001

Net sales for the Seeds and Genomics segment totaled $1.7 billion in 2001, topping 2000 sales of $1.6 billion by more than 6 percent. Revenues from our biotechnology traits increased significantly compared with year-earlier sales, because of a number of factors. Higher trait revenues, primarily in the United States, were driven by increased demand for our technologies (including higher-value stacked traits), a higher Roundup Ready soybean royalty rate, and to a greater extent, a shift in timing. A new pricing structure and approach to the market starting with the 2002 selling season resulted in a shift in the recognition of certain trait

MONSANTO COMPANY	2003 FORM 10-K

revenues from third-party seed companies from the first half of 2002 to the last half of 2001, and contributed approximately $90 million, or $0.34 per share, to 2001 net income. This change from a technology fee system to a royalty system in the United States was intended to simplify the purchase of seed with our traits, and to allow seed companies to have more flexibility in pricing their products. Net sales in 2001 also included trait revenues received from Pioneer upon resolution of issues related to our MON810 YieldGard products. These revenues reflected royalties related to MON810 YieldGard products sold during 2001. Stronger cotton revenue reflected higher demand for and use of biotechnology traits, particularly our stacked Bollgard and Roundup Ready traits. Conventional soybean seed sales also increased, as more U.S. acres were planted in soybeans in 2001. More than 70 percent of the U.S. planted soybean acres contained our Roundup Ready trait in 2001. Worldwide, the number of acres planted with our biotechnology traits increased approximately 14 percent to 118 million acres in 2001, from 103 million acres in 2000.

     Our 2001 sales results also benefited from approximately $65 million in net sales related to our Latin American grain sales program. This program, which helped reduce our credit risk during 2001, increased net sales but contributed minimally to gross profit and EBIT.
     Lower conventional corn seed sales in Latin America offset these net sales increases, as higher-than-anticipated returns of relatively high-priced corn seed negatively affected 2001 sales by approximately $120 million. These seed returns resulted from our strategic decision in 2000 to sell higher-performance corn seed. Many farmers chose not to plant that seed, which resulted in substantial returns of relatively high-priced corn seed in 2001. Corn seed sales in the United States also decreased. Fewer acres were planted in corn in 2001, partly because many U.S. farmers chose to plant more acres in soybeans.
     Seeds and Genomics segment EBIT improved to a loss of $240 million in 2001, from a loss of $581 million in 2000. Higher net sales and continued cost management drove the EBIT improvement. Restructuring and other special items affected EBIT during 2000 and, to a much lesser extent, during 2001. The 2000 special items included a significant write-down of goodwill, and higher net charges than those recorded in 2001 related to our plan to focus on certain key crops. EBIT in 2001 also included the net effects of certain legal matters.
     Gross profit for the Seeds and Genomics segment increased 19 percent from 2000 gross profit. As a percentage of net sales, gross profit improved 6 points. This improvement was fueled by higher sales of relatively high-margin trait revenues, which more than mitigated the negative effects of the corn seed returns in Latin America and lower corn seed sales in the United States. As previously discussed, our 2001 results benefited from a change in the marketing approach on trait fees. Lower manufacturing costs were partially offset by higher inventory obsolescence expense.
     Declines in operating expenses reflected our cost management efforts as we narrowed our focus to certain key crops. SG&A expenses declined 12 percent in 2001, and R&D expenses declined 7 percent. The SG&A improvement also benefited from the absence of amortization related to certain seed assets that became fully amortized during 2000, as well as lower employee-related expenses. As a percentage of net sales, operating expenses improved by 9 points.
     Other expense (net) increased $25 million in 2001, largely because of the Aventis and DuPont litigation matters. The devaluation of the Argentine peso, higher equity affiliate expense related to our Renessen joint venture, and impairments of equity investments also drove other expenses higher. These items were slightly offset by the gain on the sale of equity investments.

AGRICULTURAL PRODUCTIVITY SEGMENT

The Agricultural Productivity segment consists of our crop protection products (Roundup and other glyphosate-based herbicides and selective chemistries) and our animal agriculture, lawn-and-garden herbicides, and environmental technologies businesses. We are a leading worldwide developer, producer and marketer of crop protection products, including Roundup herbicide.

	Eight Months
	Ended Aug. 31,		Year Ended Dec. 31,

	2003	2002	2002	2001	2000

Net Sales
Roundup and other glyphosate-based herbicides	$1,319	$1,360	$1,844	$2,422	$2,625
All other agricultural productivity products	889	905	1,244	1,333	1,260

Total Net Sales	$2,208	$2,265	$3,088	$3,755	$3,885

Gross Profit
Roundup and other glyphosate-based herbicides	$ 536	$661	$823	$1,234	$1,433
All other agricultural productivity products	416	404	519	542	561

Total Gross Profit	$ 952	$1,065	$1,342	$1,776	$1,994

EBIT(1)	$ (10)	$356	$366	$772	$1,099

(1)	Earnings (loss) before cumulative effect of accounting change, interest and income taxes. See Note 23 to our consolidated financial statements for further details.

Agricultural Productivity Financial Performance for the Transition Period

EBIT for the Agricultural Productivity segment declined to a loss of $10 million, from positive EBIT of $356 million for the same period of 2002. Excluding the $396 million effect of the Solutia PCB settlement, segment EBIT would have shown a $30 million increase. Improved operations in Latin America and lower costs more than offset reduced U.S. sales.
     Agricultural Productivity net sales in the transition period declined 3 percent from net sales in the comparable period in 2002. Lower U.S. sales of Roundup were partially offset by sales gains for Roundup and other glyphosate-based herbicides elsewhere. As expected, in the postpatent U.S. market,

MONSANTO COMPANY	2003 FORM 10-K

we continue to experience competitive pressures and a shift of sales volumes to our lower-priced branded and non-branded glyphosate products. As a result, the average net selling price of Roundup branded products in the United States during the transition period was about 24 percent lower than it was during the comparable period in the previous year. In addition, volumes sold to distributors during the transition period were less than end-user usage, which also reduced net sales. Volumes of branded Roundup declined 9 percent for the transition period. In 2002, adverse weather conditions reduced the amount of glyphosate used in the U.S. over-the-top market. In the near term, we continue to expect lower market share and lower average net selling prices and market share for Roundup in the postpatent environment.

     Improved performance of glyphosate-based herbicides outside the United States partially offset the U.S. net sales decline. Worldwide, volumes of Roundup and other glyphosate-based herbicides grew. Roundup sales in Latin America improved from those in 2002, when the economic crisis in Argentina and the operational changes we made in the region caused sales to be lower for that period. We also benefited from increased demand from supply customers — other herbicide producers to whom we sell glyphosate, capitalizing on our manufacturing economies of scale. The Asia-Pacific region also experienced higher sales volumes during the eight months ended Aug. 31, 2003, led by increased demand from supply customers and by more favorable weather conditions in Australia. However, these gains in Asia-Pacific were partly offset by a net sales decrease in Japan, because of our 2002 sale of certain herbicide assets to Nissan.
     Net sales of our other Agricultural Productivity products declined $16 million during the transition period. Selective herbicide sales were down, primarily because of lower sales in the U.S. acetanilide market. This trend reflects the competitive nature of this market and continued adoption of Roundup Ready corn traits. Sales in 2003 were also negatively affected by wet weather, which led to some of this season’s acetanilide applications being lost. Distributors were also conservatively managing their inventories, which also lowered our sales this period. The animal agriculture business reported moderately lower sales of Posilac bovine somatotropin in an extremely weak milk price environment during the first eight months of 2003.
     Higher sales of lawn-and-garden herbicides partially offset these sales declines, as the business benefited from favorable early-season weather in the western United States and favorable exchange rates outside the United States. Lawn-and-garden sales were also higher because of an increase in the number of retail outlets and continued communication of product benefits via national television advertising. We are party to an agency and marketing agreement with Scotts with respect to our lawn-and-garden herbicide business. For additional details, see “Our Agreement with Scotts,” appearing elsewhere in this section.
     As noted earlier, EBIT for the segment was down for the transition period. Significantly lower restructuring costs in 2003 and unusually high bad-debt expense in Argentina in 2002, as well as improved operations in Latin America, partially offset the Roundup sales decline and the PCB settlement. Continued cost management also helped lessen the EBIT effect of the lower sales of Roundup, though SG&A expenses were slightly higher overall because of higher employee-related costs. Segment results in 2002 also included gains from the Nissan transaction.

Our Agreement with Scotts

In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our lawn-and-garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn-and-garden business. Scotts’ payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the deferred portions of the $20 million annual fixed fee owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing the interest on the amounts owed by Scotts and including it in interest income. The total amount owed by Scotts, including accrued interest, was approximately $50 million as of Aug. 31, 2003 and Dec. 31, 2002, and $48 million at Dec. 31, 2001. Scotts began paying these deferred amounts ($5 million per year in monthly installments beginning in October 2002).

Agricultural Productivity Financial Performance for Calendar Year 2002

The 2002 decline in Agricultural Productivity segment net sales was largely attributable to lower sales of Roundup and other glyphosate-based herbicides. Lower sales of these products was driven by a decline in both volumes and average net selling prices, with the largest declines in the United States and Argentina.
     In the United States, 2002 net sales of Roundup and other glyphosate-based herbicides were down 24 percent from 2001 net sales. Market share loss because of continued competitive pressures in the burndown market, and to a lesser extent the over-the-top market, contributed to the lower volumes. In addition, adverse weather conditions in the second and third quarters of 2002 reduced the amount of glyphosate used in the over-the-top, fallow, and postharvest markets. As a result, the overall growth of the U.S. market was lower than expected, with sales volumes of Roundup in the United States declining 17 percent. In 2002, average net selling prices of branded Roundup in the United States declined approximately 11 percent from 2001 average net selling prices. The lower average net selling prices included the effect of continued competitive pressures and a shift in mix to lower-priced glyphosate products. Year-end distribution inventory levels of Roundup in the United States were roughly flat when compared with 2001 year-end levels. In

MONSANTO COMPANY	2003 FORM 10-K

2002, we successfully began the launch of Roundup WeatherMAX, a new high-performance formulation of Roundup that provides consistent weed control in a variety of less-than-ideal weather conditions.

     Poor economic conditions and the operational decisions we made to reduce our risk of doing business in Latin America negatively affected sales of Roundup in 2002. These operational changes included working with our customers in Argentina during this difficult time to maintain our long-term customer relationships, thereby reducing risks for both parties. Because of the economic conditions in Argentina brought on by the economic crisis that began late in 2001 and continued into 2002, we allowed some crop protection product returns on a case-by-case basis. This one-time exception to our policy regarding crop protection product returns reduced sales of Roundup and other glyphosate-based herbicides by approximately $60 million in 2002. Roundup sales in Brazil declined as well, as distribution inventory levels decreased in that country. In Latin America, we intend to keep our distribution inventories at the lower levels achieved in 2002. In Asia, competitive pricing of generic products decreased sales early in 2002. In addition, sales in Asia declined for the year as a result of the mid-year Nissan transaction.
     Overall sales of our other Agricultural Productivity businesses declined, though sales in our lawn-and-garden herbicides and animal agriculture businesses increased. Sales of our U.S. acetanilide products declined because of the adverse weather conditions discussed above and competitive conditions. Sales in our environmental technologies business also declined because of unfavorable industry conditions. These declines were slightly mitigated by growth in our animal agriculture business, which was led by an 8 percent increase in sales volumes of Posilac. The lawn-and-garden herbicide business delivered strong sales growth, resulting from growth in the market and market share gains driven by new product introductions and stronger advertising.
     These factors led to an overall decline in EBIT for the segment in 2002, with the most notable effects coming from declines in the United States and Latin America, driven primarily by lower sales as discussed previously. Lower production volumes of Roundup led to unfavorable cost of goods sold manufacturing volume variances, but these effects were offset by cost-management efforts and lower prices for raw materials and energy. Segment EBIT was negatively affected by the increase in bad-debt expense relating to estimated uncollectible accounts receivable in Argentina. Our environmental technologies business also experienced an EBIT decline. Lower operating expenses slightly mitigated these margin shortfalls. The sales of certain herbicide assets to Nissan and Nufarm for use in Asia-Pacific markets reduced SG&A expenses and provided other income. These EBIT gains were partially offset by lower herbicide sales in Asia. SG&A expenses also declined because of continued cost management and lower employee-related expenses. In addition, our R&D spending was lower in 2002, as we continued to focus our spending. Manufacturing efficiencies in our Posilac business allowed us to reduce cost of goods sold for that business, even while animal agriculture sales increased.

Agricultural Productivity Financial Performance for Calendar Year 2001

In the Agricultural Productivity segment, net sales decreased 3 percent to $3.8 billion in 2001, from $3.9 billion in 2000. Lower herbicide sales offset higher sales from other agricultural productivity businesses, including lawn-and-garden products and animal agriculture.
     Worldwide net sales of our Roundup and other glyphosate-based herbicides of $2.4 billion in 2001 declined 8 percent from 2000 net sales of $2.6 billion. Sales volumes of these products grew 2 percent, with Roundup volumes relatively unchanged and volumes of glyphosate that we manufacture and supply to third parties up 9 percent. The United States and Latin America posted volume gains on the growth of Roundup Ready acres, and the adoption of conservation tillage practices increased in major world areas. However, major flooding and economic uncertainty in Argentina negatively affected volumes, as did adverse weather conditions in Australia and Canada. In certain world areas (Brazil and the United States, in particular), market conditions had increased distribution channel inventories. The effect of generic competition in certain ex-U.S. markets brought sales prices of Roundup down. The effects of currency fluctuations in Brazil and Asia also unfavorably affected sales prices. Excluding the effects of currency fluctuations, worldwide prices of Roundup and other glyphosate-based herbicides declined nearly 6 percent.
     Sales volumes of Roundup in the United States increased 9 percent during our first full year without glyphosate patent protection, while a decline in the prices of these products, driven primarily by the mix of products sold, resulted in an overall decline in net sales. Roundup Ready acres, conservation tillage growth, expanded distribution of higher-value Roundup UltraMAX and successful introductions of unique formulations of Roundup (such as RT Master) contributed to the U.S. volume increase.
     Net sales of our other Agricultural Productivity products totaled $1.3 billion, a 6 percent increase from net sales in 2000. The lawn-and-garden business delivered a strong sales performance, driven by volume growth. Our animal agriculture business also contributed to the growth, led by an increase in sales of Posilac. Results in 2001 also benefited from the inclusion of sales from a previously unconsolidated investment, which was consolidated during the first half of 2000, when we acquired a controlling interest. Global sales of acetanilide and other selective herbicides were lower in 2001, primarily because of adverse weather conditions in Argentina and Canada.
     EBIT for the Agricultural Productivity segment declined 30 percent to $772 million in 2001, compared with $1.1 billion in 2000. This decrease was because of lower gross profit and a higher level of restructuring and special items in 2001 than

MONSANTO COMPANY	2003 FORM 10-K

in 2000. Gross profit for the segment declined approximately 11 percent, and gross profit as a percent of sales declined 4 percentage points. Lower Roundup prices, including the effects of foreign currency exchange rates and mix of products sold, were the primary contributors to this decline. In addition, 2001 results included sales and cost of goods sold related to the previously unconsolidated investment discussed above. Although we reduced glyphosate unit manufacturing costs in 2001, gross profit was adversely affected by our actions to streamline manufacturing facilities. An EBIT improvement for the animal agriculture business can be attributed to increased sales of Posilac and more efficient manufacturing performance. Operating expenses declined 1 percent, partially attributable to lower employee-related costs. Operating expenses as a percent of sales increased by one percentage point, primarily because of lower sales. Other expense (net) increased by approximately $50 million, as a result of a litigation settlement and the devaluation of the Argentine peso.

RESTRUCTURING AND OTHER SPECIAL ITEMS

Our results include restructuring activities and other special items that significantly affected net income. See Note 5 — Restructuring and Other Special Items — for further details. The pretax income (expense) components were as follows:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

	2003	2002	2001		2000

Restructuring charges	$—	$(88)	$(99)		$(70)
Reversal of restructuring reserves	8	13 (1)	8		4
Write-offs of:
Trade receivables	—	—	—		(12)
Inventories	—	(6)	(45)		(60)
Property, plant and equipment	—	(45)	(57)		(22)
Goodwill	—	—	(2)		(88)
Other intangible assets	—	—	(3)		(3)
Other assets	—	—	(9)		—
Recoverable amount from a third party	—	2	—		—
Other — net	—	—	(6)		(10)

Total pretax restructuring and other special items	$8	$(124)	$(213	) (2)	$(261	) (2)

(1)	Of this amount, $8 million of the 2002 reversals related to the 2000 restructuring plan. The remaining $5 million was related to the 2002 restructuring plan.
(2)	These components represent the net charges for the 2000 restructuring plan. The total for the two-year plan is $474 million.

2002 Restructuring Plan (charges recorded in calendar 2002): In 2002, Monsanto’s management approved a restructuring plan. Under this plan, various R&D programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in Asia-Pacific and the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States.

     In connection with the 2002 restructuring plan, we recorded $132 million pretax of net charges in 2002. These restructuring costs primarily related to the closure of certain research and manufacturing sites, as well as work force reductions. Work force reductions of $64 million included involuntary employee separation costs for approximately 1,140 employees worldwide, including positions in marketing, manufacturing, R&D, and administration. As of Aug. 31, 2003, approximately 1,080 of the planned employee separations were completed. Facility closures and other exit costs totaled $24 million: contract terminations ($8 million), equipment dismantling and disposal ($8 million), and other shutdown costs ($8 million) resulting from the exit of certain research and manufacturing sites. We also wrote off $45 million of property, plant and equipment and $6 million of inventories (recorded within cost of goods sold) associated with these exit activities.
     Restructuring reversals of $5 million offset these charges in 2002, as did a $2 million recoverable amount from a third party. The reversals stemmed primarily from facility closing costs that were lower than originally estimated and higher proceeds from disposed assets than originally estimated. Restructuring reversals were recorded for work force reductions, primarily because severance expenses were lower than originally estimated. The recoverable amount from a third party represents a portion of work force reduction and exit costs that will be reimbursed to Monsanto. Reversals of $5 million were recorded in 2003 because we were able to settle certain liabilities for less than originally estimated.
     As of Aug. 31, 2003, the reserve balance related to this plan was $5 million. Cash payments to complete these restructuring actions are expected to be made during fiscal year 2004, and will be funded from operations. These payments are not expected to affect the company’s liquidity significantly. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

2000 Restructuring Plan (charges recorded in calendar 2001 and 2000): In 2000, Monsanto’s management formulated a plan as part of our overall strategy to focus on certain key crops and to streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded in 2000 and 2001. These charges totaled $474 million pretax, with $261 million recorded in 2000, and $213 million recorded in 2001.

     The 2001 net charges were primarily for the streamlining of manufacturing operations, the discontinuation of certain seed hybrids, the elimination of noncore activities, and the exit of certain research programs. This plan also involved the closure and downsizing of certain agricultural chemical

MONSANTO COMPANY	2003 FORM 10-K

manufacturing facilities to eliminate duplicate manufacturing capacity to formulate and package herbicides. Due to geographical location and cost considerations, improved technologies were installed at other Monsanto manufacturing sites. These sites, by incorporating technological advancements, have been able to increase their production capacity to meet current and expected future demand for Roundup herbicide and other herbicides. The pretax charge of $213 million was partially offset by the reversal of $8 million of restructuring liabilities recorded during 2000 and 2001, primarily because severance expenses were lower than originally estimated. In addition, reversals of $4 million were recorded in 2001 primarily because severance expenses relating to the 1998 restructuring plan were lower than originally estimated.

     The work force reduction charges in 2001 ($50 million) and 2000 ($61 million) included involuntary separation costs for approximately 1,500 employees worldwide, including positions in administration, R&D, and manufacturing. Facility closures and other exit costs in 2000 included contract termination costs ($5 million), equipment dismantling and disposal costs ($2 million), and other shutdown costs ($2 million). Facility closures and other exit costs in 2001 included contract termination costs ($28 million), property, plant and equipment dismantling and disposal costs ($18 million), and other shutdown costs ($3 million). The inventory write-offs in 2000 related to laureate oil, seed and other inventories. The inventory write-offs in 2001 related to discontinued seed hybrids ($31 million), unused raw materials at closed agricultural chemical manufacturing facilities ($6 million), and other inventories, including certain discontinued agricultural chemical products ($8 million). Inventory write-offs for both years, as well as $37 million in property, plant and equipment impairments in 2001, were recorded in cost of goods sold. The remaining $20 million in property, plant and equipment impairments in 2001 was recorded in restructuring charges, and was related to the consolidation of agricultural chemical distribution sites and various corporate assets. The intangible asset impairment in 2000 included a $79 million goodwill impairment associated with the decision to terminate certain nutrition programs.
     The cost to carry out certain actions related to the 2000 restructuring plan has been lower than originally anticipated. Accordingly, reserve balances have been reduced by reversals of $3 million in the transition period and $8 million each of the 12-month periods ended Dec. 31, 2002 and 2001.
     These actions under the 2000 restructuring plan have yielded annual cash savings of more than $100 million. The outstanding restructuring reserve balance related to this plan is $8 million. We expect the remaining activities associated with this plan to be completed during fiscal year 2004. The remaining restructuring actions will be funded from operations. These actions are not expected to affect the company’s liquidity significantly.
     Also included in the 2000 plan were special items. In 2001, a total charge of $6 million was recorded in other expense (net) to reflect the impairment of equity investments caused by adverse business developments of the investees. In 2000, there were other special items of $10 million: $3 million for costs associated with a failed joint venture, and $7 million for the recognition of an impairment of a marketable equity security that was classified as available for sale.

October 2003 Announcement: In October 2003, we announced plans to continue to reduce the costs associated with our agricultural chemistry business as that segment matures globally in a postpatent environment. In addition, we will further concentrate our R&D efforts on certain projects. More specifically, these plans include: (1) reducing costs, particularly those associated with our Roundup herbicide business, (2) exiting our European breeding and seed business for wheat and barley; and (3) discontinuing our plant-made pharmaceuticals program. These plans are expected to produce aftertax savings of approximately $80 million to $95 million in fiscal year 2005, and approximately $90 million to $105 million in fiscal year 2006, with continuing savings going forward. These actions will require charges of up to $155 million aftertax in fiscal year 2004. We estimate that this restructuring will require approximately $90 million of cash. Our decisions about the European wheat and barley business will also require a reevaluation for potential impairment of goodwill related to our global wheat business. Goodwill for our wheat businesses was recorded at approximately $80 million pretax as of Aug. 31, 2003; we currently anticipate $69 million of this goodwill will be written off in the first quarter of fiscal year 2004, resulting in a $0.26 per share impairment charge to net income. We expect that these actions will lower our SG&A costs as a percent of sales.

MONSANTO COMPANY	2003 FORM 10-K

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

Transition period analysis:

	As of Aug. 31,

	2003	2002

Cash and cash equivalents	$ 281	$137
Short-term investments	230	1
Trade receivables, net	2,296	2,451
Inventories	1,230	1,284
Other current assets(1)	925	683

Total Current Assets	4,962	4,556

Short-term debt	269	771
Accounts payable	290	291
Accrued liabilities(2)	1,385	648

Total Current Liabilities	$1,944	$1,710

Working Capital(3)	$3,018	$2,846
Current Ratio(3)	2.55:1	2.66:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.
(2)	Includes Solutia PCB litigation settlement liability, accrued compensation and benefits, accrued marketing programs, deferred revenues, and miscellaneous short-term accruals.
(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

    Our balance sheet as of Aug. 31, 2003, reflects working capital of $3 billion. The August 2003 working capital grew from working capital levels as of December 2002 year end, consistent with the seasonality of our business. While trade accounts receivable balances are typically higher at this point in the U.S. growing season, certain liabilities are lower. For example, balances relating to deferred revenue and grower liabilities as of Aug. 31, 2003, were lower than balances as of Dec. 31, 2002.

     For the August 2003 to August 2002 comparison, working capital levels grew because of the following factors:

•	Our cash position reflects the strength of our balance sheet. As of Aug. 31, 2003, we had more than $280 million of cash on hand. We have also had more than $200 million invested in short-term debt securities since last December. We used a mix of cash and short-term borrowings to fund the Solutia PCB litigation settlement payments made in September 2003.

•	Short-term debt levels declined from year-ago levels. Our strong cash position has allowed us to reduce our reliance on short-term financing. The decline in short-term debt also reflects the change in our debt mix to longer-term borrowings.

     These working capital increases were partially offset by these factors:

•	The effect of the Solutia PCB settlement decreased our August 2003 working capital levels, as increased accrued liabilities were largely offset by a receivable due from commercial insurance and deferred tax assets.

•	Improved operational performance drove accrued liabilities higher because of accruals for customer incentive programs, employee incentives, and income taxes. Our strong working capital management led to lower trade receivables — despite higher sales levels — and lower inventories, which also decreased net working capital levels.

     Inventories of finished goods, goods in process, and raw materials are maintained to meet customer requirements and our scheduled production. Consistent with the nature of the seed industry, we generally produce in one growing season the seed inventories we expect to sell in the following season. In general, we do not manufacture our products against a backlog of firm orders; production is geared primarily to projections of demand.

Calendar year analysis:

	As of Dec. 31,

	2002	2001

Working Capital	$2,614	$2,420
Current Ratio	2.44:1	2.02:1

     Our balance sheet as of Dec. 31, 2002, reflected working capital of $2.6 billion, a $200 million increase from the prior year-end. Lower receivables and inventories were more than offset by higher cash and short-term investments. Our cash and cash equivalents increased, largely because customer prepayments were higher in the fourth quarter of 2002 than in the fourth quarter of 2001. Approximately $250 million was invested as short-term debt securities as of Dec. 31, 2002. These amounts were used to fund various anticipated cash needs in 2003. Accounts payable declined, reflecting lower spending as we continue to manage costs. The factors above, as well as our customers’ use of a new customer financing program (discussed in more detail in this section) for certain U.S. distributors, resulted in our having no commercial paper borrowings outstanding at the end of 2002.
     The cash and short-term investments increases, coupled with lower payables, drove working capital higher. However, these working capital increases were partly offset by the effect of lower inventories and, to a greater extent, lower net trade receivables at year-end 2002 than at year-end 2001. Effective management of inventories and lower production rates led to lower finished goods and raw materials inventory levels. Goods in process inventories increased slightly, resulting from a strategic increase in our safety stock levels. Net trade accounts receivable were $1.8 billion on Dec. 31, 2002, down considerably from Dec. 31, 2001, net trade receivables of $2.3 billion. Net accounts receivable in Argentina and Brazil declined to $528 million, from more than $1 billion in net accounts receivable in 2001. The decline in worldwide net trade receivables was driven by many factors, including lower sales, the $154 million pretax Argentine bad-debt reserve

MONSANTO COMPANY	2003 FORM 10-K

established in the second quarter of 2002, and a relatively high proportion of sales on cash terms in Argentina. In addition, aggressive collection efforts, particularly in Latin America, and higher customer prepayments contributed to the receivables decline.

Customer Financing Program: Monsanto refers certain of its interested U.S. distributors to a third-party specialty lender administered by Bank One, N.A., which can fund their purchases of Monsanto products at attractive interest rates. In connection with this financing option, we collected approximately $120 million during the transition period, and approximately $90 million during the comparable period last year. This $500 million revolving credit and liquidity facility allows certain U.S. customers to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of the third-party specialty lender using Monsanto’s credit guidelines approved by the lender, a special purpose entity. The loans are sold to multiseller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first loss guarantee of up to $100 million. We have not issued, nor are we obligated to issue, any debt or equity securities in connection with this arrangement.

     As of Aug. 31, 2003, the customer loans held by the QSPE and the QSPE’s liability to the conduits was approximately $200 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms (generally 12 months or less) and we would revert to our past practice of providing customers with direct credit purchase terms. Servicing fee revenues were not significant. As of Aug. 31, 2003, Monsanto’s recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. In January 2003, FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, was issued, but because QSPEs are excluded from the scope of FIN 46, we do not expect this interpretation to affect the way we account for this arrangement.

Cash Flow

	Eight Months Ended
	Aug. 31,		Year Ended Dec. 31,

	2003	2002	2002	2001	2000

Net cash provided (required) by operations	$(214)	$(233)	$1,108	$616	$671
Net cash required by investing activities	(124)	(112)	(469)	(433)	(935)

Free Cash Flow	(338)	(345)	639	183	(264)
Net cash provided (required) by financing activities	191	175	(518)	(7)	369

Transition Period Analysis: Free cash flow, which represents the total of net cash provided or required by operations and provided or required by investing activities, was a negative $338 million for the transition period. Our negative free cash flow for the first eight months of 2003 and 2002 is consistent with our historical experience, as we use cash to fund the seasonal fluctuations in our business.

     Even considering the $150 million cash payment made as partial payment of our share of Solutia’s PCB litigation and an increase of $111 million of voluntary pension contributions in 2003, our operations required slightly less cash during the transition period than in the comparable period last year. We continue to carefully manage our investments in trade receivables and inventories, and we have benefited from strong collections. Our improved financial performance also drove accrued liabilities higher at the end of August than at the same time last year. The $252 million aftertax charge related to our participation in the settlement of Solutia’s PCB litigation is included in the net income (loss) component of the cash flow statement. The $245 million item that did not require cash reflects the $400 million liability associated with the settlement, net of the related insurance receivable.
     Net cash required by investing activities increased slightly. Proceeds from the sale of herbicide assets to Nissan in 2002 were offset by lower capital expenditures and investments in short-term debt securities in 2003. Investments of $250 million matured throughout April and May of 2003, and following strong collections in the second-calendar quarter, we invested $230 million in short-term debt securities.
     Because of the strong cash-generating capabilities demonstrated by Monsanto, in April 2003 our board of directors authorized an increase in the quarterly dividend. In addition, a share repurchase program was approved in July 2003. This repurchase program allows for the purchase of up to $500 million of our common stock over a three-year period. Although no shares were repurchased as of Aug. 31, 2003, we have purchased 2.2 million shares for approximately $55 million through Nov. 14, 2003.

MONSANTO COMPANY	2003 FORM 10-K

Calendar Year Analysis: Free cash flow totaled $639 million in 2002. This was a more than threefold increase from 2001 free cash flow of $183 million. Though net income was lower in 2002 than in 2001, our operations generated almost twice as much cash in 2002. This improvement was primarily a result of careful management of our investments in trade receivables and inventories. Capital expenditures declined 41 percent from 2001 to 2002, as we completed a number of significant capital projects during 2001. Cash required by investing activities increased slightly, to $469 million, reflecting the $250 million investment of excess cash, partially offset by the lower capital expenditures and by proceeds from asset sales. In 2002, we received $72 million of proceeds from the disposal of property and investments. This amount included the sale of herbicide assets to Nissan. We also received approximately $50 million from the long-term supply agreement with Nissan, which was included in cash flow from operations.

Capital Resources and Liquidity

	Aug. 31,		Dec. 31,

	2003	2002	2002	2001

Short-term debt	$269	$771	$393	$817	(1)
Long-term debt	1,258	1,148	851	893
Debt-to-capital ratio	23%	27%	19%	19%

(1)	Includes related-party borrowings.

    A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operations was not sufficient to fund our cash needs, generally during the first half of the calendar year, short-term commercial paper borrowings were used to finance these requirements.

     Because of the seasonality of our business, our August 2003 debt-to-capital ratio was higher than it was in December 2002, but declined from year-ago August levels. Our total debt outstanding at Aug. 31, 2003, declined from Aug. 31, 2002, reflecting the strength of our balance sheet. Although our contribution to Solutia’s 2003 PCB litigation settlement, voluntary pension contributions (discussed in more detail later in this section), and share repurchases are expected to materially affect our liquidity in the near term, our strong balance sheet and operations will allow us to meet these obligations without affecting our ability to operate and to meet our business objectives and capital requirements. Growth in the Seeds and Genomics segment will lessen the effect on liquidity caused by declining prices of Roundup. Even in the postpatent environment, Roundup continues to be a strong cash contributor.
     In May 2003, Monsanto issued $250 million of 4% Senior Notes (the 4% Notes) under a $2 billion shelf registration filed in May 2002. As of Aug. 31, 2003, we had $950 million available for future debt issuances under this shelf registration. We also have in place committed external borrowing facilities amounting to $1 billion that were unused as of Aug. 31, 2003. These credit facilities give us the financial flexibility to satisfy short- and medium-term funding requirements. One facility is a $500 million commitment that expires in 2005; the other $500 million, 364-day facility was renewed in July 2003 and was reduced in amount from $800 million. The amount of the 364-day facility was reduced because we expect to have less reliance on commercial paper compared with our needs in 2003.
     We are continuing to make voluntary cash contributions to our U.S. qualified pension plan. In addition to contributing amounts as required by pension plan regulation, we may also make discretionary contributions if merited. In light of the decline in interest rates and the adverse performance of the financial markets in recent years, we expected that contributions would not be required until after fiscal year 2004. Although contributions were not required, Monsanto contributed $111 million to the U.S. qualified plan during the transition period. We also anticipate using a portion of our cash flow in fiscal year 2004 to continue to voluntarily contribute to the pension plan in order to maintain future contribution flexibility allowed by regulations. We currently expect that our contributions during fiscal year 2004 will be in the range of $150 million. While the level of future contributions that would be required is unpredictable and depends heavily on plan asset experience and interest rates, we expect to continue to contribute to the plan on a regular basis in the near term.

MONSANTO COMPANY	2003 FORM 10-K

Contractual Obligations

We have certain obligations and commitments to make future payments under contracts; current estimates of our future payments under these obligations are shown in the table below.

	Payments Due in Fiscal Year Ending Aug. 31,

							2009 and
	Total	2004	2005	2006	2007	2008	beyond

Long-term debt	$1,258	$—	$201	$18	$1	$243	$795
Operating lease obligations	89	32	20	12	8	4	13
Purchase obligations:
Uncompleted additions to property	10	10	—	—	—	—	—
Commitments to purchase inventories	393	258	35	33	25	18	24
Commitment to purchase breeding research	410	45	45	52	45	45	178
R&D alliances and joint venture obligations	272	63	62	58	52	37	—
Other purchase obligations	285	51	51	51	51	21	60
Other Liabilities reflected on the balance sheet:
Payments on other financing	18	5	5	5	3	—	—

Total contractual obligations	$2,735	$464	$419	$229	$185	$368	$1,070

Seasonality

Our businesses are seasonal. Historically, we recorded our highest levels of sales and income in the first half of the calendar year. Our recent change in fiscal year end from December 31 to August 31 will synchronize our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. As a result, investors will gain a more complete picture of the North American and Latin American growing seasons in the same fiscal year. Because of our recent business model changes in Latin America, sales from the predominant planting season in that region will be recognized in the first half of our fiscal year. However, overall, the majority of our sales and income will now be generated in the second half of the fiscal year, consistent with the purchasing and growing patterns in North America, our largest market. Sales and income may shift somewhat between quarters depending on growing conditions.
     As is the practice in our industry, we regularly extend credit to enable our customers to acquire crop protection products and seeds at the beginning of the growing season. Because of the seasonality of our business and the need to extend credit to customers, we use short-term borrowings to finance working capital requirements. Our need for such financing will generally be the highest in the second half of the fiscal year and lowest in the first half of the fiscal year. However, we expect to have less reliance on commercial paper borrowings than we have in the past, which will reduce our peak in working capital investment. Our customer financing program is also expected to continue to reduce our reliance on commercial paper borrowings.

OUTLOOK

Focused Strategy

Monsanto has established leadership in agricultural markets by applying advanced technology to develop high-value products ahead of competitors, and by reinforcing strong brands and customer relationships. We continually improve our products to maintain market leadership and support near-term performance. Our capabilities in biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. We believe that our focused approach to our business and the value we bring to our customers will allow us to maintain an industry leadership position in a highly competitive and difficult agricultural and economic environment.
     We have announced strategic actions that will allow us to focus on continued growth in our seeds and traits businesses, while ensuring that Roundup and our other herbicides continue to make strong contributions to cash flow and income. We are accelerating Monsanto’s evolution to a company led by its strengths in seeds and biotechnology traits as means of delivering solutions to our customers. As we concentrate our resources on this growth sector of the agricultural industry, we are taking steps to reduce SG&A costs — particularly those associated with our agricultural chemistry business as that sector matures globally. Monsanto remains the leading manufacturer of the best-selling herbicide and maintains a very strong manufacturing cost position.
     As part of this strategic initiative, we will focus on projects that we believe to have the best commercial potential. Our research and marketing will focus on three crops grown on significant acreage: corn, cotton and soybeans. We have announced plans to exit the European breeding and seed business for wheat and barley, but we will continue our work on Roundup Ready wheat, which is in the regulatory approval phase.
     We will also focus on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. This approach has led to the outright sale of our chemical business in Japan and a partnership with Nufarm to manufacture and market Roundup in Australia and New Zealand. These actions allow us to reduce our exposure to risk from changes in the marketplace.

MONSANTO COMPANY	2003 FORM 10-K

     Our financial strategy will continue to emphasize both earnings and cash, and we believe that Monsanto is positioned to sustain earnings growth and cash flow. We remain committed to returning cash to shareowners. We have begun to implement a new share repurchase program, under which we are authorized to purchase up to $500 million of our stock during the next three years. Our board of directors also authorized an increase to our dividend rate in 2003. During the transition period, we applied our strong cash position to participate in a settlement of Solutia’s PCB litigation and to make voluntary contributions to our pension plan.

     We have taken decisive steps to address key risks in our business position. These include the measures noted above, to reduce costs in our agricultural chemistry business and to accelerate the evolution to an emphasis on seeds and traits. We also took steps in 2002 to reduce risk and stabilize our business position in Latin America. We remain focused on cost and cash management both to maintain the progress we have made in managing our investment in working capital — in particular, receivables and inventories — and to realize the full earnings potential of our businesses. We will also continue to seek additional external financing opportunities for our customers.
     We increased our allowance for doubtful trade receivables in 2002 because of the economic turmoil and market conditions in Argentina throughout 2002. Although we cannot determine how government actions and economic conditions in Argentina will affect the value of the outstanding receivables, we continue to pursue customer collections aggressively. Management’s current assessment of the situation is that the current allowance balance relating to Argentine receivables is adequate. The Brazilian real has also fluctuated considerably in past years, although recent improvements in the economic and political situation have reduced currency volatility. We proactively monitor the risk to anticipated Brazilian real-denominated cash flows and manage that exposure as part of our overall foreign currency risk management process.

Seeds and Genomics

We invest more than 80 percent of our R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. By shifting our focus to create value for farmers in seeds and traits, we have set Monsanto on a path of sustainable growth, as we expect increasing gross profit from seeds and traits to more than offset a declining contribution from agricultural chemicals. This trend was evidenced in our 2003 financial results, as the gross profit contribution of our seeds and traits business surpassed that of our glyphosate business.
     Roundup and other glyphosate-based herbicides can be applied over the top of glyphosate-tolerant Roundup Ready crops, controlling weeds without injury to the crop. This integration of agricultural chemicals and enhanced seeds offers growers a cost-effective solution for weed control. To date, we have introduced Roundup Ready traits in soybeans, corn, canola and cotton. In addition, our insect-protection seed traits, such as YieldGard for corn and Bollgard and Bollgard II for cotton, serve as alternatives to certain chemical pesticides.
     Key near-term growth opportunities in seeds and traits include

•	Continued growth in Monsanto’s branded and licensed seed market shares, through successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

•	Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden’s/ Corn States business and the newly established Cotton States business; and,

•	Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products.

     At the same time, we expect to continue to reduce seed production costs through higher yields on seed production acres and careful management of our seed product portfolio.

     Monsanto has built a leading global position in seeds, and the successful integration of seed businesses acquired in the 1990s has allowed us to optimize our seed portfolio. We continue to make improvements in our base seed business, as advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality, yields and cost. The performance of Monsanto germplasm is reflected in market share gains for both our branded and licensed seed businesses. We also use our genetic material to develop new varieties for other seed companies’ brands.
     Outstanding seed quality and leading germplasm provide a vehicle for introducing biotechnology seed traits, such as herbicide tolerance and insect protection. Biotechnology traits offer growers several benefits: Lower costs, greater convenience and flexibility, higher yields, and the ability to adopt environmentally responsible practices such as conservation tillage and reduced pesticide use.
     Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business, because it allows Monsanto to earn a greater share of the farmer’s expenditures on each acre. Stacked-trait cotton overtook single-trait cotton products in Monsanto’s product mix in 2003. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.
     We recently received U.S. approval for YieldGard Plus insect-protected corn, designed to control both the corn borer and corn rootworm pests. Consistent with our Monsanto Pledge, we will launch YieldGard Plus when we have completed the appropriate regulatory process in both the

MONSANTO COMPANY	2003 FORM 10-K

United States and Japan. YieldGard Plus technology is currently under review by the Japanese regulatory authorities. We are currently developing the first triple-stack product, YieldGard Plus corn with Roundup Ready. Another source of growth in the near term is the commercialization of second-generation traits, such as Bollgard II cotton.

     In addition to delivering new stacked-trait products and second-generation traits in the near term, we are working toward developing products to generate long-term growth. Our strategic head start in first- and second-generation input traits gives us a leadership position in developing output traits that provide consumer benefits and create value for the food industry.
     We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are not adopting strategies that depend on government action. We are continuing our efforts to obtain approval for the planting of Roundup Ready soybeans in Brazil, and for the importation of corn that contains the Roundup Ready trait into Europe. We have committed to selling seed that will result in commercial commodity grain products only after we have earned regulatory approval for consumption by both humans and animals. Crop import restrictions in some key markets, most notably the European Union (EU), reduce potential expansion of current and future biotechnology crops in the United States and other markets where they are approved. The development of effective systems to enable farmers growing crops in the United States to sell into elevator systems that do not export to the EU, however, is mitigating the effect of these restrictions.
     We are committed to addressing concerns raised by consumers in some regions and by public interest groups and questions from government regulators regarding agricultural and food products developed through biotechnology. We also continue to address concerns about the adventitious or unintended trace presence of biotechnology materials in seed, grain or feed and food products. We are responding to the issue of adventitious presence in several ways. These include seeking sound, science-based rules and regulations that clarify and allow for trace amounts, and providing industry leadership to establish the highest standards of purity reasonably achievable and to establish global standards for quality. We are also working with the seed industry to develop strategies on production interventions that may reduce the likelihood of adventitious presence.

Agricultural Productivity

Reduced revenues and earnings from Roundup herbicide reflect both the overall decline in the agricultural chemicals market and the expiration of U.S. patent protection for the active ingredient in Roundup in 2000. By aligning our infrastructure and costs with our expectations for the glyphosate herbicide market, however, we believe the Roundup franchise can continue to be a significant and sustainable source of cash and income generation for Monsanto, even in the face of increased competition.
     As expected, the market share and price of Roundup in the United States have declined since the patent expired in 2000. We expect these trends to continue until we reach steady-state postpatent levels. In postpatent markets around the world, Roundup has maintained a leading market position and a price premium compared with generics. We will continue to support the market leadership of Roundup with product innovations, superior customer service and logistics, low-cost manufacturing, and further expansion of Roundup Ready crops and conservation tillage.
     We have several patents on our glyphosate formulations and manufacturing processes in the United States and in other countries. We continue to differentiate Roundup with innovations using proprietary technology. We also provide more concentrated formulations that provide greater convenience for farmers while reducing production and logistics costs. We offer a variety of products to meet farmers’ needs. The U.S. launch of premium Roundup WeatherMAX was followed by introduction of Roundup Original MAX, which offers key brand advantages at a lower price, for the 2004 growing season.
     Monsanto will support Roundup through expansion of Roundup Ready crops and promotion of conservation tillage. Conservation tillage helps farmers reduce soil erosion by replacing plowing with the judicious use of herbicides to control weeds. Further penetration of Roundup Ready crops also enhances the market position of Roundup as a brand-name product that farmers trust to avoid the risk of crop injury in over-the-top use on these crops.
     Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in Roundup, with agreements to supply glyphosate to many of our competitors. Our high volume allows us to maintain low unit costs. We continue to reduce production costs, and we are also achieving reductions in working capital through careful management of inventories. In recent years, distribution channel inventories had increased significantly in the United States. However, Roundup distribution inventory levels at the end of calendar year 2002 were roughly flat with levels at 2001 calendar year-end, and declined during the transition period. We expect these levels to be flat to down in the near term.
     Like most chemical herbicides, Monsanto’s selective herbicides face declining markets and increasing competitive pressures, but they continue to complement our ability to offer fully integrated solutions, particularly in corn. While rapid penetration of Roundup Ready corn in the United States has also had a negative effect on sales of Monsanto selective corn herbicides, increased revenues from the

MONSANTO COMPANY	2003 FORM 10-K

Roundup Ready trait and the Roundup used on these acres are significantly higher than the lost selective herbicide sales.

     Our lawn-and-garden herbicide business remains a strong cash generator and supports Monsanto’s brand equity in the marketplace. Another key product in our Agricultural Productivity segment is Posilac bovine somatotropin, which promotes dairy cow productivity. Posilac provides a steady contribution to gross profit. New product formulations and more efficient manufacturing capacity support the growth of Posilac. The new bulk powder facility for Posilac, approved in 2003 for production by the U.S. FDA, will allow us to supply anticipated growth in the market.

Other Information

As discussed in Note 22 — Commitments and Contingencies, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.
     As further discussed in Note 22, under our Separation Agreement with Pharmacia, we were required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Note 22 includes further information regarding Solutia, and the possibility of a material adverse effect on our financial position, profitability and/or liquidity.
     For additional information on the outlook for Monsanto, see “Cautionary Statements: Risk Factors Regarding Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 — Significant Accounting Policies — to the consolidated financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our financial condition, results of operations, or liquidity. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit and finance committee of our board of directors, and do so on a regular basis.
     We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our financial condition, results of operations, or liquidity for the current period could have been materially different from those presented.

Allowance for Doubtful Trade Receivables: We maintain an allowance for doubtful trade receivables. This allowance represents our estimate of accounts receivable that, subsequent to the time of sale, we have estimated to be of doubtful collectibility because our customers may not be able to pay. In determining the adequacy of the allowance for doubtful accounts, we consider historical bad-debt experience, customer creditworthiness, market conditions, and economic conditions. We perform ongoing evaluations of our allowance for doubtful accounts, and we increase the allowance as required. Increases in this allowance will reduce the recorded amount of our net trade receivables and shareowners’ equity, and increase our bad-debt expense. For example, in June 2002 we increased our allowance for estimated uncollectible trade receivables in Argentina by $154 million. This increase in the allowance was required because of the economic turmoil and market conditions there.

Allowances for Returns and Inventory Obsolescence: Where the right of return exists in our seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions, and changes in customer demand. In addition, we establish allowances for obsolescence of inventory equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. We regularly evaluate the adequacy of our return allowances and inventory obsolescence reserves. If economic and market conditions are different from those we anticipated, actual returns and inventory obsolescence could be materially different from the amounts provided for in our consolidated financial statements. If seed returns are higher than anticipated, our net sales, net trade receivables and shareowners’ equity for future periods will be reduced. If inventory obsolescence is higher than expected, our cost of goods sold will be increased, and our inventory valuations and shareowners’ equity reduced. Higher-than-anticipated seed returns have recently affected our results of operations and financial condition. In calendar year 2002, results were affected by higher-than-anticipated seed returns (primarily corn seed) in Argentina because of the economic crisis that originated at the end of 2001 and the flooding in that same year. In 2001, we experienced higher-than-anticipated returns of high-priced corn seed, primarily in Brazil because of an extremely unusual change in market conditions there.

MONSANTO COMPANY	2003 FORM 10-K

Deferred Income Tax Assets: Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of Aug. 31, 2003, Monsanto has recorded a valuation allowance totaling $90 million against Brazilian loss carryforwards, an increase of $14 million from Dec. 31, 2002. This increase is a result of foreign-currency fluctuations. Changes in tax laws, statutory tax rates, and estimates of the company’s future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and shareowners’ equity.

Goodwill: A majority of our goodwill relates to our seed company acquisitions. We are required to assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent distinct parts of our business. The definition of our reporting units affects the results of our goodwill impairment analysis. Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. In connection with the adoption of SFAS 142 in 2002, we recorded a $2 billion pretax transitional impairment charge relating to our corn and wheat reporting units. This charge reduced the carrying amount of our goodwill, and it resulted in a cumulative effect of accounting change, which reduced net income and shareowners’ equity. Future changes in the fair value of our reporting units could affect our goodwill and operating expenses and reduce shareowners’ equity. As discussed in “Restructuring and Other Special Items,” our October 2003 decision to exit our European wheat and barley business required us to reevaluate our global wheat business for potential goodwill impairment.

Pensions and Other Postretirement Benefits: The actuarial valuation of our pension and other postretirement benefit costs, assets and obligations affects our financial position, results of operations and cash flow. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others: assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions (caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, for example) could have a material effect on our pension obligations and expenses, and can affect our net income, intangible assets, liabilities, and shareowners’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our qualified pension plan. Because of the design of our postretirement health care plans, our liabilities associated with these plans are not highly sensitive to assumptions regarding health care cost trends.

     Because of the decline in the equity markets in recent years, the fair value of assets in the Monsanto U.S. qualified pension plan decreased in 2002. As a result, along with the effect of declining interest rates, we recorded additional minimum pension liability adjustments totaling $330 million during calendar year 2002. Although the equity markets have improved during the transition period, interest rates have continued to decline. As a result, we recorded a $106 million increase to the additional minimum pension liability in our financial statements for the eight-month period ended Aug. 31, 2003. This adjustment was necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plan. These noncash adjustments decreased shareowners’ equity, but did not affect our results of operations.
     We anticipate that our pension expenses will continue to increase in 2004, which will reduce our net income. We recently reduced the discount rate for our pension plan from 6.75 percent to 6.25 percent to reflect market interest conditions and payout experience. In determining the discount rate, we use the yield on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the average duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that this one-half percent decrease in the expected discount rate will decrease our fiscal year 2004 pretax income by approximately $4 million. We also recently reduced our salary rate assumption by one-half percent. This lower salary assumption will partially offset the pretax earnings effect of the lower assumed discount rate.
     Expected rate of return on pension assets is also an important element of plan expense. In 2002, we reduced the rate of return on pension plan assets to 8.75 percent. To determine the rate of return, we consider the historical

MONSANTO COMPANY	2003 FORM 10-K

experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2003, was approximately 60 percent equity investments, 35 percent fixed-income investments and 5 percent other investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. While we do not currently expect to further reduce the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower Monsanto’s fiscal year 2004 pretax income by approximately $5 million.

NEW ACCOUNTING STANDARDS

Monsanto adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on Jan. 1, 2003. SFAS 143 addresses financial accounting for and reporting of costs and obligations associated with legal obligations related to the retirement of tangible long-lived assets. Upon adoption of this standard, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, we recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment was increased by approximately $10 million, and asset retirement obligations (a component of noncurrent liabilities) of approximately $30 million were recorded. Adoption of this standard did not affect Monsanto’s liquidity.
     In 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaced Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits itself to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after Dec. 31, 2002. The adoption of SFAS 146 had no effect on our 2000 and 2002 restructuring plans, which were both initiated prior to Dec. 31, 2002. We will follow SFAS 146 to recognize the costs associated with the strategic actions announced in October 2003.
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

CAUTIONARY STATEMENTS: RISK FACTORS REGARDING
FORWARD-LOOKING STATEMENTS

In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements represent our best estimates and expectations at the time that we make those statements. However, by their nature, these types of statements are uncertain and are not guarantees of our future performance. Many events beyond our control will determine whether our expectations will be realized. In the interests of our investors, and in accordance with the “safe harbor” provisions of the U.S Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate.
     Our forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance and the anticipated effect of our strategic actions; domestic or international economic, political and market conditions; and other factors that could affect our future operations or financial position. Any statements we make that are not matters of current reportage or historical fact should be considered forward looking. Such statements often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “will,” and similar expressions.
     Our forward-looking statements are current only as of the date of this report. Circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. We disclaim any current intention to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so.

Competition for Roundup Herbicides: We expect to face continued competition for our branded Roundup herbicide product line. The extent to which we can realize cash and gross profit from these products will depend on our ability to predict and respond effectively to competitor pricing, to provide marketing programs meeting the needs of our customers and of the farmers who are our end-users, to maintain an efficient distribution system, to control manufacturing and marketing costs without adversely affecting sales, and to develop new formulations with features attractive to our end-users.

Regulation and Public Acceptance of Seed Biotechnology: Regulatory and legislative requirements affect the testing and planting of seeds containing our biotechnology traits, and the import of crops grown from those seeds. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales.

MONSANTO COMPANY	2003 FORM 10-K

Lack of approval to import crops containing biotechnology traits into key markets affects sales of our traits, even in jurisdictions where planting has been approved. Legislation or regulation may also require the tracking of biotechnology products and the labeling of food or feed products with ingredients grown from seeds containing biotechnology traits. Such traceability and labeling requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources, which can affect grower seed purchase decisions and the sale of our products. Some opponents of the technology publicly express concern about potential effects of our biotechnology traits on other plants and on the environment, and about potential effects of crops containing these traits on animals and human health. Such concerns can affect government approvals and may adversely affect sales of our traits, even after approvals are granted. In addition, violent opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future violent attacks against our field testing sites, research, production, or other facilities.

Adventitious Presence of Biotechnology Traits: The detection of unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from seeds containing these traits, may negatively affect our business or results of operations. The detection of adventitious presence of traits not approved in the country where detected may result in the withdrawal of seed lots from sale, or in compliance actions such as crop destruction or product recalls. Some growers of organic and conventional crops have claimed that the adventitious presence of any biotechnology traits in their crops will cause them commercial harm. The potential for adventitious presence of biotechnology traits is a factor in general public acceptance of these traits. Concern about adventitious presence may also lead to more stringent regulation, which may include: requirements for labeling and traceability; financial protection such as surety bonds, liability or insurance; and/or restrictions or moratoria on testing, planting or use of biotechnology traits.

Regulation and Legislation Affecting Agricultural Products: In addition to regulation and legislation specifically affecting our seed biotechnology products, agricultural products and their manufacturers are subject to other government regulation, which affects our sales and profitability. These regulations affect the development, manufacture and distribution of our products, and non-compliance could affect our sales and profitability. Farm legislation encouraging or discouraging the planting of specific crops can affect our sales. In addition, claims that increased use of glyphosate herbicides increases the potential for the development of glyphosate-resistant weeds could result in restrictions on the use of glyphosate and of seeds containing our Roundup Ready traits, and thereby reduce our sales.

Intellectual Property: Intellectual property rights are crucial to our business, and we endeavor to obtain and protect these rights in jurisdictions in which our products are produced or used, and in jurisdictions into which our products are imported. Intellectual property rights are particularly important with respect to our seeds and genomics segment. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, growers, or others in the chain of commerce may illegally infringe on our rights, and such infringement may be difficult to prevent or detect. For example, the practice of saving seeds from non-hybrid crops (including, for example, soybeans, canola and cotton) containing our biotechnology may prevent us from realizing the full value of our intellectual property, particularly outside the United States. We must also protect our intellectual property against legal challenges by competitors. Efforts to protect our intellectual property rights against infringement and legal challenges can increase our costs, and will not always succeed. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products. Because of the rapid pace of change and the complexity of the legal and factual issues involved, we could unknowingly rely on key technologies that are or become patent-protected by others, which would require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business.

Research and Development: The continued development and commercialization of pipeline products is key to our growth. The ability to develop and bring new products to market, especially agricultural biotechnology products, requires adequately funded, efficient and successful research and development programs. Inadequate availability of funds, failure to focus R&D efforts efficiently, or lack of productivity in R&D, would hurt our future growth.

Competition in Plant Biotechnology: Many companies engage in plant biotechnology research. Their success could render our existing products less competitive. In addition, a company’s speed in getting its new product to market can be a significant competitive advantage. We expect to see more competition, from agricultural biotechnology firms and from major agrichemical, seed and food companies, some of which have substantially greater financial and marketing resources than we do.

Weather, Natural Disasters and Accidents: Our sales and profitability are subject to significant risk from weather conditions and natural disasters that affect commodity prices, seed yields, and grower decisions about purchases of our products. Natural disasters or industrial accidents could also affect our own manufacturing facilities, our major suppliers, or our major customers.

MONSANTO COMPANY	2003 FORM 10-K

Manufacturing: Because we use hazardous and other regulated materials in our product development programs and manufacturing processes, we are subject to risks of accidental environmental contamination, personal injury claims and fines. We are also subject to regulation of air emissions, waste water discharges and solid waste. Compliance may be costly, and failure to comply may result in penalties and remediation obligations. In addition, lapses in quality control could affect our sales and result in claims for defective products.

Short-Term Financing: We regularly extend credit to our customers in certain areas of the world so that they can buy agricultural products at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales, we may need to issue short-term debt at certain times of the year to fund our cash flow requirements. The amount of short-term debt will be greater to the extent that we are unable to collect customer receivables when due, to repatriate funds from ex-U.S. operations, and to manage our costs and expenses. Any downgrade in our credit rating, or other limitation on our access to short-term financing or refinancing, would increase our interest cost and adversely affect our profitability.

Litigation and Contingencies: We are involved in major lawsuits concerning contracts, intellectual property, biotechnology, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia on Sept. 1, 2000, we were required to indemnify Pharmacia for liabilities that Solutia had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Additional information about our risks related to Solutia may be found in other sections of this report.

Product Distribution: To market our products successfully, we must estimate growers’ future needs, and match our production and the level of product at our distributors to those needs. However, growers’ decisions are affected by market and economic conditions that are not known in advance. Failure to provide distributors with enough inventory of our products will reduce our current sales. However, high product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. Large distributor inventories also diminish our ability to react to changes in the market, and increase the risk of obsolescence and seed returns. In addition, inadequate distributor liquidity could affect distributors’ ability to pay for our products.

Cost Management: We have recently announced strategic initiatives that include cost reductions in our Roundup business. Inability to implement these cost reductions while maintaining sales, or unanticipated increases in our costs, could reduce our profitability.

Commodity Prices: Fluctuations in commodity prices can affect our costs and our sales. We purchase our seed inventories from production growers at market prices, and retain the seed in inventory until it is sold. We use hedging strategies to mitigate the risk of changes in these prices. In addition, the prices of our seeds and traits could be affected by commodity prices. Farmers’ income, and therefore their ability to purchase our herbicides, seeds and traits, is also affected by commodity prices.

Accounting Policies and Estimates: Changes to our accounting policies could affect future results. In addition, changes to generally accepted accounting principles could require adjustments to financial statements for prior periods and changes to our policies for future periods. In addition, if actual experience differs from the estimates, judgments and assumptions that we used in order to prepare our financial statements, adjustments will need to be made in future periods, which may affect revenues and profitability. Finally, changes in our business practices may result in changes to the way we account for transactions, and may affect comparability between periods.

Operations Outside the United States: Sales outside the United States represent more than 40 percent of our revenues. In addition, we engage in manufacturing, seed production, sales, and/or research and development in many parts of the world. Although we have operations in virtually every region, our ex-U.S. sales are principally to external customers in Argentina, Brazil, Canada, France and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Operations outside the United States are subject to special risks and limitations, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or we may be unable to collect receivables; and imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our equity.

MONSANTO COMPANY	2003 FORM 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the effect of interest rate changes, foreign currency fluctuations, and changes in commodity and equity prices. Market risk represents the risk of a change in the value of a financial instrument, derivative or nonderivative, caused by fluctuations in interest rates, currency exchange rates, and commodity and equity prices. Monsanto handles market risk in accordance with established policies by engaging in various derivative transactions. Such transactions are not entered into for trading purposes.
     See Notes 2 and 13 to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
     The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2003, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity prices. Actual changes may prove to be greater or less than those hypothesized.

Changes in Interest Rates: Because the company’s short-and long-term debt exceeds cash and investments, Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. The majority of our debt as of Aug. 31, 2003, consisted of fixed-rate, long-term obligations.

     Market risk with respect to interest rates is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The fair values of the company’s investments and loans are based on quoted market prices or discounted future cash flows. We currently hold debt and investments that mature in less than 360 days, and variable rate medium-term notes. As the carrying amounts on short-term loans and investments maturing in less than 360 days and the carrying amounts of variable-rate medium-term notes approximate their respective fair values, a one percentage point change in the interest rates would not result in a material change in the fair value of our debt and investments portfolio.
     On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes (the 7 3/8% notes) under our shelf registration. The aggregate principal amount of the outstanding notes was later increased to $800 million. In May 2003, Monsanto issued $250 million of 4% notes, also under this shelf registration. These notes were subsequently swapped to six-month London Interbank Offered Rate (LIBOR), plus a spread of 39 basis points. As of Aug. 31, 2003, the fair value of the 7 3/8% notes was $898 million, and the fair value of the 4% notes (including the effect of the swap) was $244 million. A one percentage point change in the interest rates would change the fair value of the 7 3/8% notes by approximately $61 million, and the 4% notes by $11 million.

Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign-currency forward exchange contracts and foreign-currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the Argentine peso, the euro, Canadian dollar, the Brazilian real, and the South African rand. Unfavorable currency movements of 10 percent would negatively affect the fair market values of the derivatives held to hedge currency exposures by $60 million.

Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases, mainly in the Seeds and Genomics segment. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. A 10 percent decrease in the prices would have a negative effect on the fair value of those futures of less than $2 million for soybeans and less than $4 million for corn. We also use natural gas swaps to manage energy input costs. A 10 percent decrease in price of gas would have a negative effect on the fair value of the swaps of $1 million.

Changes in Equity Prices: The company also has investments in equity securities. All such investments are classified as long-term available-for-sale investments. The fair market value of these investments is $51 million. These securities are listed on a stock exchange or quoted in an over-the-counter market. If the market price of the traded securities should decrease by 10 percent, the fair value of the equities would decrease by $5 million. See Note 10 — Investments — for further details.

MONSANTO COMPANY	2003 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management Report

Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with generally accepted accounting principles, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.

     Management is also responsible for establishing and maintaining an effective system of internal controls over financial reporting. The purpose of these controls is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to the highest standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. The effectiveness of internal control over financial reporting is maintained by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits.
     Management believes that Monsanto’s system of internal control over financial reporting as of Aug. 31, 2003, was effective and adequate to accomplish the objectives described above. Monsanto’s consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a test of financial controls, tests of accounting records, and other procedures as they considered necessary in the circumstances.
     The audit and finance committee, composed entirely of outside directors, meets regularly with management and with the independent auditors to review accounting, financial reporting, auditing and internal control matters. The committee has direct and private access to the external and internal auditors.

Hugh Grant
Chairman, President and Chief Executive Officer

Terrell K. Crews

Executive Vice President and Chief Financial Officer

MONSANTO COMPANY	2003 FORM 10-K

Independent Auditors’ Report

To the Shareowners of Monsanto Company:

We have audited the accompanying statement of consolidated financial position of Monsanto Company and subsidiaries as of Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001, and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income (loss) for the eight months ended Aug. 31, 2003, and each of the three years in the period ended Dec. 31, 2002. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001, and the results of their operations and their cash flows for the eight months ended Aug. 31, 2003, and each of the three years in the period ended Dec. 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 3 to the consolidated financial statements, in 2003 Monsanto Company changed its method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.
     As discussed in Note 9 to the consolidated financial statements, in 2002 Monsanto Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
     As discussed in Note 2 to the consolidated financial statements, in 2000 Monsanto Company changed its method of recognizing revenue to conform to the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

St. Louis, Missouri

Nov. 14, 2003

MONSANTO COMPANY	2003 FORM 10-K

Statement of Consolidated Operations

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions, except per share and per pro forma share amounts)	2003	2002	2001	2000

Net Sales	$3,373	$4,673	$5,462	$5,493
Cost of goods sold	1,796	2,493	2,817	2,770

Gross Profit	1,577	2,180	2,645	2,723
Operating Expenses:
Selling, general and administrative expenses	741	1,023	1,141	1,195
Bad-debt expense	40	208	42	58
Research and development expenses	330	527	560	588
Amortization and adjustments of goodwill	—	—	121	212
Restructuring charges (reversals) — net	(5)	103	122	103

Total Operating Expenses	1,106	1,861	1,986	2,156
Income From Operations	471	319	659	567
Interest expense	57	81	99	214
Interest income	11	22	26	30
PCB litigation settlement expense — net	396	—	—	—
Other expense — net	67	58	127	49

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(38)	202	459	334
Income tax provision (benefit)	(27)	73	164	159

Income (Loss) Before Cumulative Effect of Accounting Change	(11)	129	295	175
Cumulative effect of a change in accounting principle, net of tax benefit of $7 in 2003, $162 in 2002 and $16 in 2000	(12)	(1,822)	—	(26)

Net Income (Loss)	$(23)	$(1,693)	$295	$149

Basic Earnings (Loss) per Share (per Pro Forma Share in 2000):
Income (loss) before cumulative effect of accounting change	$(0.04)	$0.49	$1.14	$0.68
Cumulative effect of accounting change	(0.05)	(6.99)	—	(0.10)

Net Income (Loss)	$(0.09)	$(6.50)	$1.14	$0.58

Diluted Earnings (Loss) per Share (per Pro Forma Share in 2000):
Income (loss) before cumulative effect of accounting change	$(0.04)	$0.49	$1.12	$0.68
Cumulative effect of accounting change	(0.05)	(6.94)	—	(0.10)

Net Income (Loss)	$(0.09)	$(6.45)	$1.12	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2003 FORM 10-K

Statement of Consolidated Financial Position

	As of Aug. 31,	As of Dec. 31,

(Dollars in millions, except share amounts)	2003	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$281	$428	$307
Short-term investments	230	250	—
Trade receivables — net (see Note 6)	2,296	1,752	2,307
Miscellaneous receivables	437	389	449
Related-party loan receivable	—	—	30
Related-party receivable	—	—	44
Deferred tax assets	430	260	251
Inventories	1,230	1,272	1,357
Other current assets	58	73	52

Total Current Assets	4,962	4,424	4,797
Property, Plant and Equipment:
Land	71	69	68
Buildings	899	925	947
Machinery and equipment	3,091	3,042	3,127
Computer software	267	258	233
Construction in progress	283	292	362

Total Property, Plant and Equipment	4,611	4,586	4,737
Less Accumulated Depreciation	2,331	2,247	2,110

Net Property, Plant and Equipment	2,280	2,339	2,627
Goodwill — net (see Note 9)	768	757	2,748
Other Intangible Assets — net (see Note 9)	571	643	691
Other Assets	880	727	566

Total Assets	$9,461	$8,890	$11,429

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt	$269	$393	$563
Related-party short-term loans payable	—	—	254
Accounts payable	290	275	457
Related-party payable	—	—	87
PCB litigation settlement liability	400	—	—
Accrued compensation and benefits	140	73	136
Accrued marketing programs	396	312	197
Deferred revenues	17	148	72
Grower accruals	—	98	104
Miscellaneous short-term accruals	432	511	507

Total Current Liabilities	1,944	1,810	2,377
Long-Term Debt	1,258	851	893
Postretirement Liabilities	837	817	365
Other Liabilities	266	232	311
Commitments and Contingencies (see Note 22)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Shares issued: 262,681,253 in 2003, 261,412,808 in 2002 and 258,112,408 in 2001	3	3	3
Additional contributed capital	8,077	8,050	8,056
Retained earnings (deficit)	(1,733)	(1,645)	173
Accumulated other comprehensive loss	(1,168)	(1,202)	(716)
Reserve for ESOP debt retirement	(23)	(26)	(33)

Total Equity	5,156	5,180	7,483

Total Liabilities and Shareowners’ Equity	$9,461	$8,890	$11,429

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2003 FORM 10-K

Statement of Consolidated Cash Flows

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Operating Activities:
Net Income (Loss)	$ (23)	$(1,693)	$295	$149
Adjustments to reconcile cash provided (required) by operations:
Items that did not require (provide) cash:
Pretax cumulative effect of change in accounting principle	19	1,984	—	42
Depreciation and amortization expense	302	460	554	546
Bad-debt expense	40	208	42	58
Noncash restructuring and other special items	(2)	50	122	195
Deferred income taxes	(132)	(258)	5	179
(Gain) loss on disposal of investments and property — net	—	(59)	(16)	2
Equity affiliate expense — net	26	43	41	34
Write-off of retired assets	22	28	20	—
PCB litigation settlement (accrued liability net of insurance receivables)	245	—	—	—
Other items that did not provide cash	(14)	—	—	—
Changes in assets and liabilities that provided (required) cash:
Trade receivables	(647)	221	(224)	(653)
Inventories	85	74	(187)	118
Accounts payable and accrued liabilities	24	(3)	(194)	28
Pension contributions	(111)	(20)	—	—
Related-party transactions	2	(46)	161	(35)
Tax benefit on employee stock options	2	11	—	—
Deferred revenue on supply agreements	—	42	—	—
Net investment hedge proceeds (loss)	(26)	20	—	—
Other items	(26)	46	(3)	8

Net Cash Provided (Required) by Operations	(214)	1,108	616	671

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(230)	(250)	—	—
Maturities of short-term investments	250	—	—	—
Technology and other investments	(35)	(97)	(81)	(148)
Capital expenditures	(114)	(224)	(382)	(582)
Property disposal proceeds	5	72	10	—
Loans with related party	—	30	20	(205)

Net Cash Required by Investing Activities	(124)	(469)	(433)	(935)

Cash Flows Provided (Required) by Financing Activities:
Net change in short-term financing	97	(934)	372	(993)
Loans from related party	—	(254)	(226)	635
Long-term debt proceeds	253	856	57	—
Long-term debt reductions	(77)	(104)	(94)	(58)
Debt issuance costs	(2)	(10)	—	—
Payments on other financing	(8)	(10)	—	—
Stock option exercises	24	63	—	—
Dividend payments	(96)	(125)	(116)	—
Issuance of stock	—	—	—	723
Net transactions with Pharmacia	—	—	—	62

Net Cash Provided (Required) by Financing Activities	191	(518)	(7)	369

Net Increase (Decrease) in Cash and Cash Equivalents	(147)	121	176	105
Cash and Cash Equivalents at Beginning of Period	428	307	131	26

Cash and Cash Equivalents at End of Period	$ 281	$428	$307	$131

See Note 21 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2003 FORM 10-K

Statement of Consolidated Shareowners’ Equity

		Additional	Parent	Retained	Accumulated Other
	Common	Contributed	Company Net	Earnings	Comprehensive		Reserve for
(Dollars in millions, except per share amounts)	Stock	Capital	Investment	(Deficit)	Income (Loss)	(1)	ESOP Debt	Total

Balance as of Jan. 1, 2000	$—	$—	$4,926	$—	$(281)		$—	$4,645
Net income through Aug. 31, 2000	—	—	124	—	—		—	124
Net transactions with Pharmacia(2)	—	—	318	—	(104)		—	214
Capitalization of Monsanto from Pharmacia (1,000 shares)(3)	2	5,366	(5,368)	—	—		—	—
Debt exchanged for additional Pharmacia capital contribution	—	1,765	—	—	(15)		(38)	1,712
Common stock issued on Oct. 23, 2000 (38,033,000 shares)	1	722	—	—	—		—	723
Grant of restricted stock (10,000 shares)	—	—	—	—	—		—	—
Net income from Sept. 1, 2000, through Dec. 31, 2000	—	—	—	25	—		—	25
Cash dividend of $0.09 per common share	—	—	—	(23)	—		—	(23)
Foreign currency translation	—	—	—	—	(107)		—	(107)
Net unrealized gain on investments	—	—	—	—	27		—	27
Minimum pension liability	—	—	—	—	1		—	1

Balance as of Dec. 31, 2000	$3	$7,853	$—	$2	$(479)		$(38)	$7,341
Net income	—	—	—	295	—		—	295
Net transactions with Pharmacia(4)	—	201	—	—	(13)		—	188
Grants of restricted stock (45,500 shares)	—	2	—	—	—		—	2
Cash dividends of $0.48 per common share	—	—	—	(124)	—		—	(124)
Foreign currency translation	—	—	—	—	(197)		—	(197)
Net unrealized loss on investments	—	—	—	—	(24)		—	(24)
Accumulated derivative loss	—	—	—	—	(8)		—	(8)
Allocation of ESOP shares	—	—	—	—	—		5	5
Minimum pension liability	—	—	—	—	5		—	5

Balance as of Dec. 31, 2001	$3	$8,056	$—	$173	$(716)		$(33)	$7,483
Net loss	—	—	—	(1,693)	—		—	(1,693)
Net transactions with Pharmacia(5)	—	(83)	—	—	—		—	(83)
Grants of restricted stock (147,000 shares)	—	3	—	—	—		—	3
Issuance of shares under employee stock plans	—	63	—	—	—		—	63
Tax benefit on employee stock options	—	11	—	—	—		—	11
Cash dividends of $0.48 per common share	—	—	—	(125)	—		—	(125)
Foreign currency translation	—	—	—	—	(273)		—	(273)
Minimum pension liability	—	—	—	—	(202)		—	(202)
Net unrealized loss on investments	—	—	—	—	(11)		—	(11)
Allocation of ESOP shares	—	—	—	—	—		7	7

Balance as of Dec. 31, 2002	$3	$8,050	$—	$(1,645)	$(1,202)		$(26)	$5,180
Net loss	—	—	—	(23)	—		—	(23)
Grants of restricted stock (25,000 shares)	—	1	—	—	—		—	1
Issuance of shares under employee stock plans	—	24	—	—	—		—	24
Tax benefit on employee stock options	—	2	—	—	—		—	2
Cash dividends of $0.25 per common share	—	—	—	(65)	—		—	(65)
Foreign currency translation	—	—	—	—	105		—	105
Minimum pension liability	—	—	—	—	(71)		—	(71)
Net unrealized gain on investments	—	—	—	—	6		—	6
Accumulated derivative loss	—	—	—	—	(6)		—	(6)
Allocation of ESOP shares	—	—	—	—	—		3	3

Balance as of Aug. 31, 2003	$3	$8,077	$—	$(1,733)	$(1,168)		$(23)	$5,156

(1)	See Note 19 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive income (loss).
(2)	Includes adjustments to reflect determination of the historical amounts of net assets related to accumulated foreign currency translation adjustments.
(3)	In September 2000, Monsanto shares were split; Pharmacia received 219,999 shares for each share held. After the separation, Pharmacia held 220 million shares, which were distributed to Pharmacia shareowners via a tax-free dividend on Aug. 13, 2002.
(4)	Includes adjustments to reflect determination of deferred tax assets and accumulated foreign currency translation adjustments.
(5)	Includes adjustment primarily associated with the assumed net pension liabilities and related deferred tax assets.

MONSANTO COMPANY	2003 FORM 10-K

Statement of Consolidated Comprehensive Income (Loss)

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Net Income (Loss)	$(23)	$(1,693)	$295	$149
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	105	(273)	(197)	(107)
Unrealized net holding gains (losses) (net of tax of $5 in 2003, $(2) in 2002, $(13) in 2001 and $15 in 2000)	6	(4)	(20)	23
Reclassification adjustment for holding (gains) losses included in income (net of tax of $(5) in 2002, $(2) in 2001 and $3 in 2000)	—	(7)	(4)	4
Accumulated derivative losses on cash-flow hedges not yet realized (net of tax of $(9) in 2003, $(5) in 2002 and $(5) 2001)	(14)	(8)	(8)	—
Reclassification adjustment for derivative losses included in income (net of tax of $5 in 2003 and $5 in 2002)	8	8	—	—
Additional minimum pension liability adjustment (net of tax of $38 in 2003, $(109) in 2002, $3 in 2001, and $1 in 2000)	(71)	(202)	5	1

Total Other Comprehensive Income (Loss)	34	(486)	(224)	(79)

Total Comprehensive Income (Loss)	$ 11	$(2,179)	$71	$70

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2003 FORM 10-K

Notes to Consolidated Financial Statements

NOTE 1.    BACKGROUND AND BASIS OF PRESENTATION

Monsanto Company, together with its subsidiaries, is a leading global provider of agricultural products and integrated solutions for farmers. Monsanto produces leading seed brands, including DEKALB and Asgrow, and develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto provides other seed companies with genetic material and biotechnology traits for their seed brands. The company also makes Roundup herbicide and other herbicides. Monsanto’s seeds, related biotechnology trait products, and herbicides can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. Monsanto also provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.
     Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses.
     In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. This change aligns the company’s fiscal year more closely to the seasonal nature of its business. Accordingly, the company is presenting audited financial statements for the eight months ended Aug. 31, 2003 (the transition period). For comparative purposes, unaudited condensed results of operations data for the comparable period of the prior year is presented in Note 4 — Change in Fiscal Year End. The Statement of Consolidated Operations for the 12 months ended Dec. 31, 2002, 2001, and 2000 will be referenced as calendar year 2002, calendar year 2001, and calendar year 2000, respectively. The Statement of Consolidated Financial Position is presented for Dec. 31, 2002 (year-end 2002), and Dec. 31, 2001 (year-end 2001).
     Monsanto comprises the operations, assets and liabilities that were previously the agricultural business of Pharmacia, which is now a subsidiary of Pfizer. Monsanto was incorporated as a subsidiary of Pharmacia in February 2000. On Sept. 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a separation agreement dated as of that date. The consolidated financial statements for all periods prior to Sept. 1, 2000, were prepared on a carve-out basis to reflect the historical operating results, assets, liabilities, and cash flows of the agricultural business operations. The costs of certain services and debt service provided by Pharmacia included in the Statement of Consolidated Operations for this period were allocated to Monsanto based on methodologies that management believes to be reasonable. These figures do not necessarily reflect what the results of operations, financial position, or cash flows would have been had Monsanto actually been a separate, stand-alone entity before Sept. 1, 2000.
     Beginning Sept. 1, 2000, the consolidated financial statements reflect the results of operations, financial position, and cash flows of the company as a separate entity responsible for procuring or providing the services and financing previously provided by Pharmacia. The consolidated financial statements include the costs of services purchased from Pharmacia and Pharmacia’s reimbursement for services Monsanto provided it pursuant to a transition services agreement.
     In October 2000, Monsanto sold approximately 15 percent of its common stock at $20 per share in an IPO. On Aug. 13, 2002, Pharmacia completed a spinoff of Monsanto by distributing its entire ownership interest via a tax-free dividend to Pharmacia’s shareowners.
     As described in Notes 14, 15, 16 and 17 to these consolidated financial statements, Monsanto employees and retirees participate in various pension, health care, savings, and other benefit plans. Costs attributable to Monsanto for those plans that appear in the consolidated financial statements for the periods prior to Sept. 1, 2000, are generally based upon Monsanto’s percentage of total payroll costs. From Sept. 1, 2000, through Jan. 1, 2002, Monsanto employees were covered by pension and stock-based compensation plans sponsored either by Monsanto or Pharmacia. Since Jan. 1, 2002, Monsanto employees have participated in pension, health care, and other benefit plans sponsored by Monsanto.
     Unless otherwise indicated, “Monsanto” and “the company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. With respect to periods prior to the separation of Monsanto’s business from those of Pharmacia on Sept. 1, 2000, references to “Monsanto,” “Monsanto Company” or “the company” also refer to the agricultural business of Pharmacia.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements pertain to Monsanto and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies over which Monsanto has the ability to exercise significant influence (generally through an ownership interest greater than 20 percent) are included in the other assets item in the Statement of Consolidated Financial Position. Monsanto’s share of these companies’ net earnings or losses is included in other expense (net) in Monsanto’s Statement of Consolidated Operations.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, employee benefit plan liabilities, marketing program liabilities, grower accruals (an estimate of amount payable to farmers who grow seed for Monsanto), restructuring reserves, self-insurance reserves, environmental reserves, deferred revenue, contingencies, incentives, and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position, or cash flows.

Revenue Recognition

The company derives most of its revenue from three main sources: sales of branded conventional seed and branded seed with biotechnology traits; royalties and license revenues from licensed biotechnology traits and genetic material; and sales of agricultural chemical products.
     Revenues from all branded seed sales are recognized when the title to the products is transferred, at which time the goods are deemed to have been delivered. When the right of return exists in the company’s seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions, and changes in customer demand.
     Revenues for agricultural chemical products are recognized when title to the products is transferred and the goods are deemed delivered to customers. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreements, delivery has occurred, performance is complete, no right of return exists, and pricing is fixed or determinable at the time of sale.
     There are several additional conditions for recognition of revenue: that the collection of sales proceeds be reasonably assured based on historical experience and current market conditions, that pricing be fixed or determinable, and that there be no further performance obligations under the sale or the royalty or license agreement.
     In January 2000, Monsanto adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the SEC interpretation of accounting guidelines on revenue recognition. For Monsanto, the adoption of SAB 101 primarily affected Monsanto’s recognition of license revenues from corn and soybean biotechnology traits sold through third-party seed companies. Monsanto restated license revenues in 2000, recognizing them when a grower purchases seed. The previous practice was to recognize the license revenue when the third-party seed company sold the seed into the distribution system. SAB 101 required companies to report any change in revenue recognition related to its adoption as an accounting change in accordance with APB Opinion No. 20, Accounting Changes. Monsanto recognized the cumulative effect of a change in accounting principle as a loss of $26 million, net of taxes of $16 million, effective Jan. 1, 2000.
     Starting in the third quarter of calendar year 2001, Monsanto changed its marketing approach on certain trait fees. It replaced the technology fee paid by growers who plant YieldGard insect-protected corn, Roundup Ready corn and Roundup Ready soybeans, with a royalty paid by the seed companies that are licensed to market those products. This change resulted in trait revenues being recognized earlier — from the first half of 2002 to the second half of 2001, which had a $0.34 positive effect on calendar year 2001 diluted earnings per share, or $90 million on net income, and a comparable negative effect on calendar year 2002 results. Royalties are now recorded when earned, usually when the third-party seed companies sell their seeds containing Monsanto traits. License revenues earned on certain traits, primarily cotton and canola biotechnology traits in certain geographic locations, are recognized when growers purchase the seed containing the Monsanto trait.
     During calendar year 2001, to reduce credit exposure in Latin America, Monsanto began to collect payments on certain customer accounts in grain. In accordance with Emerging Issues Task Force (EITF) Issue 99-19, Reporting Revenue Gross As a Principal and Net As an Agent, the company recorded revenues of approximately $65 million in the Seeds and Genomics segment during the calendar year ended Dec. 31, 2001, for the sale of grain received as payment on account from customers. Revenue on the sale of grain was virtually offset by cost of sales; there was only a minimal contribution to gross profit. During calendar year 2002, the company changed this program so Monsanto no longer takes ownership of the grain, thereby eliminating the subsequent sale of grain and the associated inventory risk. Such payments in grain were negotiated at the time Monsanto’s products were sold to the customers and were valued at the prevailing grain commodity prices on that day. By entering into forward sales contracts with grain merchants, Monsanto mitigates the commodity price exposure from the time a contract is signed with a customer until the time the grain is collected from the customer by a grain merchant on Monsanto’s behalf.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

Income Taxes

Monsanto’s operating results were previously included in the consolidated federal and state income tax returns filed by Pharmacia and its subsidiaries in various U.S. and ex-U.S. jurisdictions. Following completion of the IPO of Monsanto stock and through the spinoff on Aug. 13, 2002, as described in Note 1 — Background and Basis of Presentation — Monsanto continued to be included in the Pharmacia consolidated group because Pharmacia beneficially owned at least 80 percent of the total voting power and value of Monsanto’s common stock. After the spinoff was complete, Monsanto was no longer included in the Pharmacia consolidated group. Monsanto now files its own income tax returns in all U.S. and ex-U.S. jurisdictions. The tax provisions reflected in Monsanto’s Statement of Consolidated Operations were computed as if Monsanto had been a separate taxpayer for all periods presented.
     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2003, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. Accrued marketing programs are based on specific performance criteria met by distributors, dealers and farmers, such as purchase volumes, promptness of payment, and market share increases. The associated cost of marketing programs is recognized as a reduction of gross sales in the Statement of Consolidated Operations. Advertising costs are included in selling, general and administrative expenses in the Statement of Consolidated Operations.

Cash and Cash Equivalents

All highly liquid investments (defined as investments with a maturity of three months or less when purchased) are considered cash equivalents. Beginning in calendar year 2001, these cash equivalents include customer payments in transit at the end of the reporting period.

Short-Term Investments

Short-term investments consist primarily of U.S. Treasury bills, other government securities, and commercial paper. These investments are designated as available for sale and are stated at market value. For purposes of the Statements of Consolidated Financial Position and Consolidated Cash Flows, these short-term investments are not considered cash equivalents, because their original maturities are more than three months from the date of issuance.

Accounts Receivable

The company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

Long-Term Investments

Monsanto has long-term investments in equity securities, all of which are considered to be available for sale. They are classified as other assets in the Statement of Consolidated Financial Position, and they are carried at fair value, with unrealized gains and losses reported in the Statement of Consolidated Shareowners’ Equity in accumulated other comprehensive loss. Each security is reviewed regularly to evaluate whether it has experienced an other-than-temporary decline in fair value. If Monsanto believes that an other-than-temporary decline exists, the investment in question is written down to market value. The write-down is recorded in the Statement of Consolidated Operations as an impairment of securities.

Fair Values of Financial Instruments

The recorded amounts of cash, trade receivables, investments in securities, miscellaneous receivables, third-party guarantees, commodity futures contracts, accounts payable, grower accruals, accrued marketing programs, related-party receivables and payables, related-party loans, miscellaneous short-term accruals, and short-term debt approximate their fair values. Fair values are based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. The fair value estimates do not necessarily reflect the values that could be realized in the current market on any one day. See Note 13 — Financial Instruments — for further details.

Inventory Valuation

Inventories are stated at the lower of cost or market. Inventories are valued as follows:

•	Seeds and Genomics: Actual cost is used to value raw materials such as treatment chemicals and packaging, as well as goods in process. Finished goods, which include the cost of carry-over crops from the previous year, are valued at weighted-average actual cost. Weighted-average actual cost includes field growing and harvesting costs, plant conditioning and packaging costs, and manufacturing overhead costs.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

•	Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (approximately one-third of total inventories as of Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories in this segment generally is determined by the first-in, first-out (FIFO) method. Inventories at FIFO approximate current cost.

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, all goodwill amortization ceased effective Jan. 1, 2002. Rather, goodwill is now subject only to impairment reviews. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually. Goodwill was last tested for impairment as of July 1, 2003. Refer to Note 29 — Subsequent Event — for details of the fiscal year 2004 restructuring plan. Decisions surrounding the European wheat and barley business will also require a re-evaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business.

Other Intangible Assets

Other intangible assets consist primarily of seed germplasm, acquired biotechnology intellectual property, and trademarks. Acquired biotechnology intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass enabling processes, data libraries, and patents necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses. Also included in other intangible assets is a nonamortizing intangible asset associated with the recognition of minimum pension liabilities. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset. Interest costs on construction projects are also capitalized. These costs are carried as construction in progress until the asset is ready for its intended use, at which time the costs are transferred to land, buildings, or machinery and equipment. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of 18 years for buildings, and 10 years for machinery and equipment. In compliance with SFAS 144, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair market value or, if fair market value is not readily determinable, to an estimated fair value based on discounted cash flows.

Environmental Remediation Liabilities

Monsanto follows Statement of Position 96-1, Environmental Remediation Liabilities, which provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. Monsanto accrues these costs in the period when responsibility is established and when such costs are probable and reasonably estimable based on current law and existing technology. Postclosure and remediation costs for hazardous waste sites and other waste facilities at operating locations are accrued over the estimated life of the facility, as part of its anticipated closure cost.

Foreign Currency Translation

The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in the Statement of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive loss. The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates, in accordance with SFAS No. 52, Foreign Currency Translation. These currency adjustments are included in net income. As of Jan. 1, 2003, Monsanto identified Turkey, Russia and Romania as hyperinflationary countries in which it has operations.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     Significant translation exposures include the euro, the Brazilian real, and the Canadian dollar. For all periods presented, Monsanto designated the U.S. dollar as the functional currency in Argentina. In January 2002, Argentina formally abandoned the fixed exchange rate regime between the Argentine peso and the U.S. dollar, and the peso subsequently was devalued by approximately 70 percent. Argentina simultaneously imposed various banking and exchange controls, and the government has instituted additional controls since that time. Included in the net transaction loss were losses of $11 million for the transition period, $34 million for calendar year 2002, and $15 million for calendar year 2001. These amounts reflect the effect of this devaluation on Argentine peso-denominated transaction exposures (primarily value-added taxes and other taxes due to or recoverable by Monsanto). See Note 22 — Commitments and Contingencies — for further details on the Argentine devaluation. Currency restrictions, with a possible exception in Argentina, are not expected to have a significant effect on Monsanto’s cash flow, liquidity, or capital resources.

Derivatives and Other Financial Instruments

Monsanto uses financial derivative instruments to limit its exposure to changes in foreign currency exchange rates, commodity prices, and interest rates. Monsanto participated in a foreign currency risk management program sponsored by Pharmacia through the Aug. 13, 2002 spinoff. Since then, Monsanto has maintained a consistent strategy by working with third-party banks. Monsanto does not use financial derivative instruments for trading purposes, nor does it engage in foreign currency, commodity or interest rate speculation. Monsanto monitors its underlying market risk exposures on an ongoing basis, and it believes that it can modify or adapt its hedging strategies as needed.
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities, all derivatives, whether designated for hedging relationships or not, are recognized in the Statement of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates each derivative as (1) a hedge of the fair value of a recognized asset or liability (a fair-value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge), (3) a foreign-currency fair-value or cash-flow hedge (a foreign-currency hedge), (4) a foreign-currency hedge of the net investment in a foreign subsidiary, or (5) a derivative that does not qualify for hedge accounting treatment.
     Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a foreign-currency hedge, are recorded either in current-period earnings or in accumulated other comprehensive loss, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary, are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.
     Monsanto formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and its strategy for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges either to specific assets and liabilities on the balance sheet, or to firm commitments or forecasted transactions. Monsanto formally assesses a hedge at its inception and on an ongoing basis thereafter to determine whether the hedging relationship between the derivative and the hedged item is still highly effective, and whether it is expected to remain highly effective in future periods, in offsetting changes in fair value or cash flows. When derivatives cease to be highly effective hedges, Monsanto discontinues hedge accounting prospectively.
     Monsanto uses interest rate swap agreements to reduce interest rate risk and to manage the interest rate sensitivity of its debt. By entering into these agreements, Monsanto changes the interest rate mix (fixed/variable) of its debt portfolio. During the transition period and during calendar years 2002 and 2001, the company also used natural gas swaps to manage risk associated with energy input costs.

Stock-Based Compensation

The company has employee stock option plans, which are described more fully in Note 17 — Stock-Based Compensation Plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by both SFAS 148 and SFAS 123, Monsanto has elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees, in measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in the transition period or in calendar years 2002, 2001, and 2000 for any of the Monsanto or Pharmacia option plans in which Monsanto employees participate, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     The following table shows what the effect on net income (loss) and earnings (loss) per share would have been if the fair-value-based method of accounting had been applied to all outstanding and unvested awards in each period. For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the option’s vesting periods. See Note 17 for a discussion of the assumptions used in the option-pricing model and estimated fair value of employee stock options.

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions, except per share amounts)	2003	2002	2001	2000

Net Income (Loss):
As reported	$ (23)	$(1,693)	$295	$149
Add: Stock-based employee compensation expense included in reported Net Income (Loss), net of tax	1	1	—	—
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(5)	(29)	(43)	(113)

Pro forma	$ (27)	$(1,721)	$252	$36

Basic Earnings (Loss) per Share (per Pro Forma Share in 2000):
As reported	$(0.09)	$(6.50)	$1.14	$0.58
Pro forma	(0.10)	(6.61)	0.97	0.14
Diluted Earnings (Loss) per Share (per Pro Forma Share in 2000):
As reported	$(0.09)	$(6.45)	$1.12	$0.58
Pro forma	(0.10)	(6.56)	0.95	0.14

     Compensation expense for restricted stock is based on the market price of Monsanto’s common stock at the grant date; this expense is recognized over the vesting period.

Commitments and Contingencies

Monsanto is subject to various claims and contingencies as well as commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under FASB Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34. For additional information on the company’s commitments and other contractual and commercial obligators, see Note 22 — Commitments and Contingencies.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

NOTE 3.    NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143, which was effective for Monsanto on Jan. 1, 2003, addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with APB Opinion 20, Monsanto recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment increased by $10 million, and asset retirement obligations (a component of noncurrent liabilities) of $30 million were recorded. Adoption of this standard did not affect the company’s liquidity. If the company had accounted for its asset retirement obligations in accordance with SFAS 143 for all periods presented, the asset retirement obligation liability would have been $29 million and $27 million as of Dec. 31, 2002, and Dec. 31, 2001, respectively. Pro forma effects for the 12 months ended Dec. 31, 2002, and Dec. 31, 2001, would have reduced net earnings by $3 million and $2 million, respectively, or $0.01 per diluted share for both calendar years.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaced EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are actually incurred, rather than on the date the company commits itself to the exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. Monsanto will follow the guidance of SFAS 146 for the actions to be taken in connection with the fiscal year 2004 restructuring plan. Refer to Note 29 — Subsequent Event — for details of the fiscal year 2004 restructuring plan. The adoption of SFAS 146 had no effect on Monsanto’s 2002 and 2000 restructuring plans, which were both initiated prior to Dec. 31, 2002.

     In April 2003, SFAS No. 149 was issued. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on Monsanto’s financial position, profitability, or liquidity.

NOTE 4.    CHANGE IN FISCAL YEAR END

As discussed in Note 1 — Background and Basis of Presentation — the company’s fiscal year end has changed from December 31 to August 31. Accordingly, the company is presenting audited financial statements for the eight months ended Aug. 31, 2003, the transition period, in this Form 10-K. The following table provides certain unaudited financial information for the same period of the prior year.

	Eight Months
	Ended Aug. 31,

(Dollars in millions, except per share amounts)	2003	2002(1)

Net Sales	$3,373	$3,110
Gross Profit	1,577	1,442

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(38)	50
Income tax provision (benefit)	(27)	13

Income (Loss) Before Cumulative Effect of Accounting Change	(11)	37
Cumulative effect of a change in accounting principle, net of tax benefit of $7 in 2003 and $162 in 2002	(12)	(1,822)

Net Loss	$(23)	$(1,785)

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$(0.04)	$0.14
Cumulative effect of accounting change	(0.05)	(7.00)

Net Loss	$(0.09)	$(6.86)

Diluted Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$(0.04)	$0.14
Cumulative effect of accounting change	(0.05)	(6.92)

Net Loss	$(0.09)	$(6.78)

(1)	Unaudited

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 5.    RESTRUCTURING AND OTHER SPECIAL ITEMS

Restructuring and other special items were recorded in the Statement of Consolidated Operations as follows:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Cost of goods sold	$3	$(21)	$(82)	$(60)
Amortization and adjustments of goodwill	—	—	(2)	(88)
Selling, general and administrative expenses	—	—	(1)	—
Restructuring (charges) reversals — net(1)	5	(103)	(122)	(103)
Other expense — net	—	—	(6)	(10)

Income (Loss) Before Income Taxes	8	(124)	(213)	(261)
Income tax provision (benefit)	3	(43)	(76)	(64)

Net Income (Loss)	$5	$(81)	$(137)	$(197)

(1)	Net of reversals of $13 million, $8 million, and $4 million, in calendar years 2002, 2001, and 2000, respectively. Of the calendar year 2002 reversals, $8 million were related to the 2000 restructuring plan, and $5 million were related to the 2002 restructuring plan.

2002 Restructuring Plan (charges recorded in calendar year 2002)

In 2002, Monsanto’s management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various R&D programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in the Asia-Pacific region and in the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated within the United States and within Brazil, and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States.
     In connection with this plan, Monsanto recorded $132 million pretax ($86 million aftertax) of net charges in 2002. The pretax components of the restructuring charge were as follows:

(Dollars in millions)

Work Force Reductions	$64
Facility Closures/ Exit Costs	24
Asset Impairments:
Property, plant and equipment	45
Inventories	6
Reversal of Restructuring Reserves	(5)
Recoverable Amount from a Third Party	(2)

Total Pretax Charge	$132

     These restructuring costs relate primarily to the closure of certain research and manufacturing sites, as well as work force reductions. The work force cost reductions include involuntary separation costs for approximately 1,140 employees worldwide, in marketing, manufacturing, R&D, and administration. The affected employees are entitled to receive severance benefits pursuant to established severance policies or to government labor regulations. As of Aug. 31, 2003, approximately 1,080 of the planned employee separations were completed. For the transition period, approximately 110 former employees received cash severance payments totaling $10 million. Additionally, $14 million was paid to approximately 160 former employees whose involuntary termination benefits were recorded in calendar year 2002, but who elected to defer payment until the first quarter of calendar year 2003. As of Dec. 31, 2002, approximately 940 of the planned employee separations were completed. The work force separation payments for the remaining 60 separated employees are expected to be completed in fiscal year 2004. Restructuring reversals of $3 million were recorded in the transition period. Approximately half of this amount was required because approximately 30 positions originally in the plan were eliminated through attrition, while the remainder was reversed because severance expenses were lower than originally estimated. Restructuring reversals of $1 million were recorded in calendar year 2002 for work force reductions, primarily because severance expenses were lower than originally estimated.
     Facility closures and other exit costs included contract termination expenses ($8 million), equipment dismantling and disposal expenses ($8 million), and other shutdown expenses ($8 million) resulting from the exit of certain research and manufacturing sites. The inventory write-off was associated with facility closures; it was recorded within cost of goods sold. The recoverable amount from a third party represents a portion of work force reduction and exit costs that will be reimbursed to Monsanto. The asset impairments were related to property, plant and equipment. Cash payments to complete these restructuring actions will be funded from operations; such payments are not expected to significantly affect the company’s liquidity. Restructuring reversals of $2 million were recorded in the transition period because proceeds from disposed assets were higher than originally estimated. Restructuring reversals of $4 million were recorded in calendar year 2002 for facility closures because costs were lower than originally estimated and because assets brought higher proceeds than originally estimated.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     Activities related to the 2002 restructuring plan were as follows:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Other	Total

Additions	$64	$24	$51	$(2)	$137
Reversals	(1)	(4)	—	—	(5)
Costs Charged Against Reserves	(34)	(3)	—	—	(37)
Reclassification of Reserves to Other Balance Sheet Accounts:
Inventories	—	—	(6)	—	(6)
Property, plant and equipment	—	—	(45)	—	(45)
Miscellaneous receivable	—	—	—	2	2

Dec. 31, 2002, Reserve Balance	$29	$17	$—	$—	$46
Costs Charged Against Reserves	(24)	(7)	—	—	(31)
Reclassification of Reserves to Other Balance Sheet Accounts:
Long-term liability	—	(7)	—	—	(7)
Reversals	(3)	—	(2)	—	(5)
Reclassification of Reversal to Property, Plant and Equipment	—	—	2	—	2

Aug. 31, 2003, Reserve Balance	$2	$3	$—	$—	$5

2000 Restructuring Plan (charges recorded in calendar years 2000 and 2001)

In calendar year 2000, Monsanto’s management formulated a restructuring plan as part of the company’s overall strategy to focus on certain key crops and to streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded in calendar years 2000 and 2001. These charges totaled $474 million pretax ($334 million aftertax): $261 million ($197 million aftertax) was recorded in calendar year 2000, and $213 million ($137 million aftertax) was recorded in calendar year 2001.
     The calendar year 2001 net charges were primarily for the streamlining of manufacturing operations, the discontinuation of certain seed hybrids, the elimination of noncore activities, and the exit of certain research programs. This plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities to eliminate duplicate manufacturing capacity for formulating and packaging herbicides. Due to geographical location and cost considerations, improved technologies were installed at other Monsanto manufacturing sites. These sites, improved by technological advancements, have increased their production capacity to meet current and expected demand for Monsanto’s herbicides.
     The pretax charge of $213 million included the reversal of $8 million of restructuring liabilities recorded during calendar years 2000 and 2001, primarily because severance expenses were lower than originally estimated. The $213 million charge was also partially offset by the reversal of $4 million of the calendar year 1998 restructuring liability, primarily because severance expenses were lower than originally estimated.
     The pretax components of these net charges were as follows:

(Dollars in millions)	2001	2000

Work Force Reductions	$50	$61
Facility Closures/ Exit Costs	49	9
Asset Impairments:
Trade receivables	—	12
Inventories	45	60
Other current assets	6	—
Property, plant and equipment	57	22
Goodwill	2	88
Other intangible assets	3	3
Other assets	3	—
Reversal of Restructuring Reserves	(8)	(4)
Other	6	10

Total Pretax Charge	$213	$261

     The work force reduction charges in calendar years 2001 and 2000 included involuntary separation costs for approximately 1,500 employees worldwide (805 in calendar year 2001 and 695 in calendar year 2000), including positions in administration, R&D, and manufacturing. The affected employees were entitled to receive severance benefits pursuant to established company severance policies or government labor regulations. As of Dec. 31, 2000, 460 of the planned employee separations had been completed; 358 of these employees received cash severance payments totaling $28 million during calendar year 2000, and 102 employees elected deferred payments of $9 million, which were paid during the first quarter of calendar year 2001. Planned separations were completed for 526 employees during calendar year 2001, including 27 employees who elected deferred payments of $3 million, which were paid during the first quarter of calendar year 2002. Planned employee separations were completed for 400 employees during calendar year 2002; 399 of them received cash severance payments totaling $25 million during calendar year 2002, and one employee elected deferred payments of less than $1 million, which was paid during the first quarter of calendar year 2003. The cost to carry out certain of these work force reductions has been lower than originally anticipated. Accordingly, the work force reduction reserves were reduced by reversals of $1 million, $2 million, and $8 million in the transition period, calendar year 2002, and calendar year 2001, respectively. These reversals were required primarily because of attrition and severance payouts that were lower than originally estimated.

     Facility closures and other exit costs in calendar year 2000 included contract termination costs ($5 million),

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

equipment dismantling and disposal costs ($2 million), and other shutdown costs ($2 million). Facility closures and other exit costs in calendar year 2001 included contract termination costs ($28 million), property, plant and equipment dismantling and disposal costs ($18 million), and other shutdown costs ($3 million). The inventory write-offs in calendar year 2000 related to laureate oil, seed, and other inventories. The inventory write-offs in calendar year 2001 were for discontinued seed hybrids ($31 million), unused raw materials at closed agricultural chemical manufacturing facilities ($6 million), and other inventories, including certain discontinued agricultural chemical products ($8 million). Inventory write-offs for both years, as well as $37 million in property, plant and equipment impairments in calendar year 2001, were recorded in cost of goods sold. The remaining $20 million in property, plant and equipment impairments in calendar year 2001, recorded in restructuring charges, was related to the consolidation of agricultural chemical distribution sites and various corporate assets. The intangible asset impairment in calendar year 2000 included a $79 million goodwill impairment associated with the decision to terminate certain nutrition programs. These asset dispositions and other exit activities are expected to be completed in fiscal year 2004. The remaining restructuring actions will be funded from operations; these actions are not expected to affect the company’s liquidity significantly. In calendar year 2002, $6 million of restructuring reversals were recorded, primarily because facility closing costs were lower than originally estimated and proceeds from disposed assets were higher than originally estimated. In the transition period, restructuring reversals of $1 million were recorded upon release of the company’s obligation to perform under a contract and $1 million because the proceeds from disposed assets were higher than originally estimated.

     Also included in the calendar year 2000 plan were charges for special items. In calendar year 2001, a total charge of $6 million was recorded in other expense to reflect the impairment of equity investments caused by adverse business developments of the investees. In calendar year 2000, other special items of $10 million consisted of $3 million for costs associated with a failed joint venture, and $7 million for the recognition of an impairment of a marketable equity security that was classified as available for sale.
     Activities related to the calendar year 2000 restructuring plan and other special items recorded in calendar years 2000, 2001 and 2002 and in the transition period, were as follows:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Other	Total

Jan. 1, 2000, Reserve Balance	$—	$—	$—	$—	$—
Additions	61	9	185	10	265
Costs Charged Against Reserves	(28)	(3)	—	—	(31)
Reclassification of Reserves to Other Balance Sheet Accounts:
Trade receivables	—	—	(12)	—	(12)
Inventories	—	—	(60)	—	(60)
Property, plant and equipment	—	—	(22)	—	(22)
Goodwill	—	—	(88)	—	(88)
Other intangible assets	—	—	(3)	—	(3)
Other assets	—	—	—	(1)	(1)
Miscellaneous accruals	(3)	—	—	—	(3)
Accumulated other comprehensive loss	—	—	—	(7)	(7)

Dec. 31, 2000, Reserve Balance	$30	$6	$—	$2	$38
Additions	50	49	116	6	221
Costs Charged Against Reserves	(37)	(21)	—	(2)	(60)
Reversals	(8)	—	—	—	(8)
Reclassification of Reserves to Other Balance Sheet Accounts:
Inventories	—	—	(45)	—	(45)
Other current assets	—	—	(6)	—	(6)
Property, plant and equipment	—	—	(57)	—	(57)
Goodwill	—	—	(2)	—	(2)
Other intangible assets	—	—	(3)	—	(3)
Other assets	—	—	(3)	(6)	(9)

Dec. 31, 2001, Reserve Balance	$35	$34	$—	$—	$69
Costs Charged Against Reserves	(25)	(20)	—	—	(45)
Reversals	(2)	(5)	(1)	—	(8)
Reclassification of Reversal to Property, Plant and Equipment	—	—	1	—	1

Dec. 31, 2002, Reserve Balance	$8	$9	$—	$—	$17
Costs Charged Against Reserves	(2)	(5)	—	—	(7)
Reversals	(1)	(1)	(1)	—	(3)
Reclassification of Reversal to Property, Plant and Equipment	—	—	1	—	1

Aug. 31, 2003, Reserve Balance	$5	$3	$—	$—	$8

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     During calendar year 2000, costs charged against prior established reserves were $21 million, primarily for work force reductions. These charges were partially offset by the reversal of $4 million of the calendar year 1998 restructuring liability, primarily because severance costs were lower than originally estimated.

NOTE 6.    TRADE RECEIVABLES

The following table displays a roll-forward of the allowance for doubtful trade receivables for the three years ended Dec. 31, 2002, and the eight months ended Aug. 31, 2003:

(Dollars in millions)

Balance Jan. 1, 2000	$151
Additions — charged to expense	58
Deductions	(38)

Balance Dec. 31, 2000	$171
Additions — charged to expense	42
Deductions	(36)

Balance Dec. 31, 2001	$177
Additions — charged to expense	208
Deductions	(138)

Balance Dec. 31, 2002	$247
Additions — charged to expense	40
Deductions	(33)

Balance Aug. 31, 2003	$254

     In the second quarter of calendar year 2002, Monsanto increased its allowance for doubtful trade receivables by $154 million pretax for estimated uncollectible trade receivables in Argentina, of which approximately $120 million has been written off against receivables as of Aug. 31, 2003. See Note 22 — Commitments and Contingencies — for further discussion of Argentina.

NOTE 7.    CUSTOMER FINANCING PROGRAM

In April 2002, Monsanto established a new $500 million revolving financing program for selected customers through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
     Monsanto has no ownership interest in the lender, in the QSPE, or in the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE.
     Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses, because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability, because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant during the transition period and calendar year 2002.
     Customer loans sold through the financing program totaled $121 million for the transition period and $224 million for calendar year 2002. The loan balance outstanding at Aug. 31, 2003, and Dec. 31, 2002, was $198 million and $111 million, respectively. The first loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first loss guarantee. As of Aug. 31, 2003, and Dec. 31, 2002, less than $1 million of loans sold through this financing program were delinquent. As of Aug. 31, 2003, and Dec. 31, 2002, Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and the company’s current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, was issued. Because QSPEs are excluded from the scope of FIN 46, this interpretation is not expected to have an effect on Monsanto’s accounting for the customer financing program.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 8.    INVENTORIES

Components of inventories were:

	As of Aug. 31,	As of Dec. 31,

(Dollars in millions)	2003	2002	2001

Finished Goods	$ 491	$637	$700
Goods In Process	489	398	357
Raw Materials and Supplies	269	250	329

Inventories at FIFO Cost	1,249	1,285	1,386
Excess of FIFO over LIFO Cost	(19)	(13)	(29)

Total	$1,230	$1,272	$1,357

     Monsanto uses commodity futures and options contracts to hedge the price volatility of certain commodities, primarily soybeans and corn. This hedging activity is intended to manage the price paid to production growers for corn and soybean seeds. As of Aug. 31, 2003, the excess of FIFO over LIFO cost increased by $6 million over Dec. 31, 2002, unfavorably affecting the transition period income, primarily because of $5 million in higher costs and $1 million as a result of the liquidation of certain LIFO inventory layers carried at higher costs which prevailed in prior years.

NOTE 9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Monsanto adopted SFAS No. 141, Business Combinations, and SFAS 142, effective Jan. 1, 2002. Taking the first step of the transitional impairment test, Monsanto compared the fair value of its reporting units with their net book values (including goodwill), and identified potential impairments in two reporting units. In the second step of the transitional impairment test, completed in the second quarter of 2002, Monsanto determined a $2 billion pretax ($1.8 billion aftertax) impairment. The resulting impairment charge, specific to the corn and wheat reporting units, related to goodwill that resulted primarily from Monsanto’s 1998 and (to a lesser extent) 1997 seed company acquisitions. The primary causes of the impairment were a change in valuation method (from an undiscounted cash flow methodology used under APB Opinion No. 17, Intangible Assets, to a discounted cash flow methodology required by SFAS 142) and the unanticipated delays in biotechnology acceptance and regulatory approvals. As required by SFAS 142, the transitional impairment charge was recorded as an accounting change in accordance with APB Opinion 20, effective Jan. 1, 2002. The impairment charge had no effect on Monsanto’s liquidity or cash flow.
     The company completed the required annual goodwill impairment test as of July 1, 2003; there were no indications of goodwill impairment for any of the reporting units. In October 2003, Monsanto announced a restructuring plan. Decisions surrounding the European wheat and barley business required a reevaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business. As of Aug. 31, 2003, goodwill for this business is recorded at approximately $80 million pretax. Refer to Note 29 — Subsequent Event — for details of the fiscal year 2004 restructuring plan and wheat impairment.
     Changes in the net carrying amount of goodwill for the transition period ended Aug. 31, 2003, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Dec. 31, 2002	$683	$74	$757
Effect of Foreign Currency Translation Adjustments	11	(1)	10
Additions	—	1	1

Balance as of Aug. 31, 2003	$694	$74	$768

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2003			As of Dec. 31, 2002			As of Jan. 1, 2002

	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Germplasm	$617	$(376)	$241	$607	$(322)	$285	$602	$(251)	$351
Acquired Biotechnology Intellectual Property	392	(172)	220	382	(142)	240	320	(101)	219
Trademarks	108	(26)	82	108	(22)	86	115	(19)	96
Other	44	(16)	28	50	(18)	32	53	(34)	19

Total	$1,161	$(590)	$571	$1,147	$(504)	$643	$1,090	$(405)	$685

     The increase in acquired biotechnology intellectual property during the transition period and calendar year 2002 was primarily due to the collaboration with Ceres, Inc. (Ceres). This product discovery and development collaboration focuses on applying genomics technologies to provide improvements in, as well as to accelerate the time to commercialization of, certain agricultural crops. Under the 2002 collaboration, Monsanto acquired rights to certain of Ceres’ existing technologies in exchange for vendor financing totaling $40 million, to be paid over five years. This existing technology has a weighted-average useful life of 10 years. Ceres will receive additional payments if it meets specified objectives for developing additional related technology, as part of its continuing commitment to genomics-based product discovery. In 2002, Monsanto made a minority equity investment in Ceres. Monsanto also will fund a jointly implemented research

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

program. Including the $40 million for vendor financing, total payments to Ceres under the 2002 collaboration (subject to performance by Ceres) are expected to approximate $137 million over five years, plus potential royalties. Monsanto paid Ceres $15 million in the transition period and $40 million in calendar year 2002.

     Other intangible assets include the company’s only nonamortizing intangible asset of $21 million associated with minimum pension liabilities, most of which was recognized in calendar year 2002. Further information on the minimum pension liability adjustment is discussed in Note 14 — Postretirement Benefits — Pensions. There were no fully amortized or other intangible asset write-offs during the transition period. During calendar year 2002, Monsanto wrote off other intangible assets with a carrying amount of $20 million and accumulated amortization of $(20) million.
     Upon adoption of SFAS 141 and SFAS 142, the classification of all identifiable and recognized intangible assets was reassessed, and any necessary reclassifications were made effective Jan. 1, 2002. Total amortization expense of other intangible assets was $85 million in the transition period, $131 million in calendar year 2002, and $122 million in calendar year 2001. Intangible asset amortization expense in calendar year 2001 included $3 million related to intangible asset impairments, as discussed in Note 5 — Restructuring and Other Special Items.
     Upon adoption of SFAS 142, the useful lives and residual values of all identifiable and recognized other intangible assets were reassessed, and any necessary prospective amortization period adjustments were made Jan. 1, 2002. SFAS 142 requires that identifiable intangible assets with definite useful lives be amortized over their estimated lives and reviewed for impairment in accordance with SFAS 144.
     The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year ending Aug. 31,	Amount

2004	$115
2005	100
2006	65
2007	50
2008	25

     SFAS 142 did not require Monsanto to restate prior periods. The following table sets forth what the earnings and earnings per share would have been on an aftertax pro forma basis if the provisions of SFAS 142 had been applied in calendar years 2001 and 2000.

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Reported Net Income (Loss)	$ (23)	$(1,693)	$295	$149
Goodwill amortization, net of tax	—	—	105	108
Effects of useful life adjustments, net of tax	—	—	1	1

Adjusted Net Income (Loss)	(23)	(1,693)	401	258
Cumulative effect of a change in accounting principle, net of tax	12	1,822	—	26

Adjusted Income (Loss) Before Cumulative Effect of Accounting Change	$ (11)	$129	$401	$284

Basic Earnings (Loss) Per Share (per Pro Forma Share in 2000):
Reported Net Income (Loss)	$(0.09)	$(6.50)	$1.14	$0.58
Goodwill amortization, net of tax	—	—	0.41	0.42
Effects of useful life adjustments, net of tax	—	—	—	—

Adjusted Net Income (Loss)	(0.09)	(6.50)	1.55	1.00
Cumulative effect of a change in accounting principle, net of tax	0.05	6.99	—	0.10

Adjusted Income (Loss) Before Cumulative Effect of Accounting Change	$(0.04)	$0.49	$1.55	$1.10

Diluted Earnings (Loss) Per Share (per Pro Forma Share in 2000):
Reported Net Income (Loss)	$(0.09)	$(6.45)	$1.12	$0.58
Goodwill amortization, net of tax	—	—	0.40	0.42
Effects of useful life adjustments, net of tax	—	—	—	—

Adjusted Net Income (Loss)	(0.09)	(6.45)	1.52	1.00
Cumulative effect of a change in accounting principle, net of tax	0.05	6.94	—	0.10

Adjusted Income (Loss) Before Cumulative Effect of Accounting Change	$(0.04)	$0.49	$1.52	$1.10

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     If the new accounting standard had been adopted effective Jan. 1, 2000, Monsanto would not have recorded pretax goodwill amortization of $119 million in calendar year 2001 and $124 million in calendar year 2000. Pretax R&D expenses would have been $8 million higher in calendar years 2001 and 2000 because of the reassessment of useful lives and classifications. As a result of these changes, the income tax provision would have been $5 million higher in calendar year 2001 and $7 million higher in calendar year 2000.

NOTE 10.    INVESTMENTS

Short-term investments on Aug. 31, 2003, and Dec. 31, 2002, included $230 million and $250 million, respectively, of debt securities with original maturities of three to six months, designated as available for sale and stated at market value. The realized gains on these investments were approximately $1 million for the transition period and less than $1 million for calendar year 2002.

Long-Term Investments

Equity Securities Available for Sale

			Gross	Gross
(Dollars in millions)		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Aug. 31, 2003	$34	$17	$0	$51
Dec. 31, 2002	34	10	(4)	40
Dec. 31, 2001	37	27	(3)	61

     Net unrealized gains on long-term investments (net of deferred taxes) included in shareowners’ equity amounted to $10 million as of Aug. 31, 2003, $4 million as of Dec. 31, 2002, and $15 million as of Dec. 31, 2001. Proceeds from sales of equity securities were $10 million in calendar year 2002 and in calendar year 2001. Realized gains of $7 million, net of $5 million tax expense in calendar year 2002, and $5 million, net of $3 million tax expense in calendar year 2001, were determined using the specific identification method, and were included in net income. Realized losses of $1 million, net of $1 million of tax benefit in calendar year 2001, and $4 million, net of $3 million tax benefit in calendar year 2000, were included in net income, respectively, and were determined using the specific identification method.

NOTE 11.    INCOME TAXES

The components of income (loss) before income taxes and cumulative effect of accounting change were:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

United States	$(143)	$453	$631	$333
Outside United States	105	(251)	(172)	1

Total	$ (38)	$202	$459	$334

The components of income tax provision (benefit) were:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Current:
U.S. federal	$ 63	$84	$187	$(9)
U.S. state	21	2	17	2
Outside United States	37	49	(8)	26

Total Current	121	135	196	19

Deferred:
U.S. federal	(115)	54	24	158
U.S. state	(21)	13	(2)	10
Outside United States	(12)	(129)	(54)	(28)

Total Deferred	(148)	(62)	(32)	140

Total	$ (27)	$73	$164	$159

Factors causing Monsanto’s income taxes to differ from the U.S. federal statutory rate were:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

U.S. Federal Statutory Rate	$(13)	$71	$161	$117
U.S. Export Earnings	(7)	(11)	(30)	(11)
U.S. R&D Tax Credit	(1)	(4)	(4)	(15)
Higher (Lower) Ex-U.S. Rates	(10)	10	16	4
State Income Taxes	—	10	10	8
Valuation Allowances	3	2	(14)	(7)
Donation of Appreciated Assets	—	(4)	—	—
Nondeductible Goodwill	—	—	26	57
Other	1	(1)	(1)	6

Income Taxes	$(27)	$73	$164	$159

Deferred income tax balances are related to:

	As of Aug. 31,	As of Dec. 31,

(Dollars in millions)	2003	2002	2001

Employee Fringe Benefits	$ 320	$286	$162
Net Operating Loss and Tax Credit Carryforwards	311	309	133
Litigation Reserves	151	2	22
Intangible Assets	128	140	35
Allowance for Doubtful Accounts	69	71	66
Inventories	59	43	70
Other	205	157	126
Valuation Allowance	(90)	(76)	(63)

Total Deferred Tax Assets	$1,153	$932	$551

Property, Plant and Equipment	$ 343	$333	$270
Other	13	14	12

Total Deferred Tax Liabilities	$ 356	$347	$282

Net Deferred Tax Assets	$ 797	$585	$269

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     As of Aug. 31, 2003, Monsanto had available approximately $881 million in net operating loss carryforwards, the majority of which relate to Brazilian and Argentine operations. Monsanto has recorded a valuation allowance totaling $90 million against the Brazilian tax loss carryforwards, which do not expire. This is an increase of $14 million in the transition period resulting from currency fluctuation in Brazil. Monsanto has not recorded a valuation allowance on the Argentine tax loss carryforwards, most of which expire in 2007. Realization of net deferred tax assets depends on generating taxable income in future periods. Both the amount of the net deferred tax asset considered realizable and the allowance could be adjusted in the future if the estimates of taxable income change.

     Income taxes and remittance taxes have not been recorded on approximately $768 million of undistributed earnings of foreign operations of Monsanto, either because any taxes on dividends would be substantially offset by foreign tax credits, or because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
     Monsanto’s current and deferred tax amounts are presented as if Monsanto had been a separate company for all years presented. Monsanto did not make any cash payments for taxes for the period through Aug. 31, 2000, because its operating results were included in Pharmacia’s consolidated federal and state income tax returns through that date. To the extent that Monsanto’s results were included in any Pharmacia income tax return for the periods from Sept. 1, 2000, through Aug. 13, 2002, Monsanto, in general, is obligated to pay Pharmacia the amount of taxes that would have been due had Monsanto filed its own tax returns. Effective Aug. 13, 2002, Monsanto and Pharmacia entered into a new tax-sharing agreement, which replaced the original agreement that began on Sept. 1, 2000. After Aug. 13, 2002, Monsanto was no longer included in the Pharmacia consolidated group; the company was obligated to file its own income tax returns in all U.S. and ex-U.S. jurisdictions. As of Aug. 31, 2003, and Dec. 31, 2002, Monsanto owed $44 million and $41 million, respectively, to Pharmacia included in income taxes payable. As of Dec. 31, 2001, Monsanto had $9 million due from Pharmacia related to income taxes payable.
     After the completion of the 2000 income tax returns, an adjustment was made in 2001 to correct the deferred tax balances that were estimated on Sept. 1, 2000, when the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto. The offset to this net increase in deferred tax assets was reflected as an adjustment to additional contributed capital in the Statement of Consolidated Shareowners’ Equity.

NOTE 12.    DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto had committed borrowing facilities of $1 billion unused as of Aug. 31, 2003. Expiration periods are as follows: a 364-day $500 million facility in July 2004, and a five-year $500 million facility in August 2005. These facilities exist largely to support commercial paper borrowings. Covenants under these credit facilities restrict maximum borrowings. There are no related compensating balances, but the facilities are subject to various fees, which are based on the company’s credit rating. Monsanto expects to renew the 364-day $500 million facility in fiscal year 2004. The company also had aggregate short-term loan facilities of $238 million with unrelated parties, under which loans totaling $31 million were outstanding as of Aug. 31, 2003.

Short-Term Debt

	As of Aug. 31,	As of Dec. 31,

(Dollars in millions)	2003	2002	2001

Commercial Paper	$—	$—	$320
Current Maturities of Long-Term Debt	133	358	95
Notes Payable to Banks	31	24	39
Bank Overdrafts	105	11	109

Subtotal	$269	$393	$563

Related-Party Short-Term Loans Payable — Pharmacia (see Note 26 — Related-Party Transactions)	—	—	254

Total Short-Term Debt	$269	$393	$817

	As of Aug. 31,	As of Dec. 31,

	2003	2002	2001

Weighted-Average Interest Rate on Short-Term Borrowings (excluding related-party borrowings) at End of Period	9.1%	11.0%	3.2%

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     There was a significant increase in the weighted-average interest rate on short-term borrowings as of Aug. 31, 2003, and Dec. 31, 2002. At the end of the transition period and calendar year 2002, the company did not have any outstanding commercial paper, but it had several short-term borrowings to support ex-U.S. operations, which had a weighted-average interest rate of 9.1 percent and 11 percent, respectively. Certain of these bank loans also act to limit exposure to changes in foreign currency exchange rates.

Long-Term Debt

	As of Aug. 31,	As of Dec. 31,

(Dollars in millions)	2003	2002	2001

7 3/8% Senior Notes, Due 2012	$795	$795	$—
4% Senior Notes, Due 2008(1)	243	—	—
Commercial Paper(2)	—	—	500
Medium-Term Notes at 12.9%, Due 2004(3)	172	—	336
Variable Rate Medium-Term Notes, Due 2006(4)	48	56	57

Total Long-Term Debt	$1,258	$851	$893

(1)	In connection with this debt, the company entered into certain interest rate hedging contracts, which effectively exchange the fixed interest rate to variable interest at the six-month London Interbank Offered Rate (LIBOR), less a weighted-average spread of 0.39 percent.
(2)	Commercial paper was classified as long-term debt because Monsanto had the ability and intent to renew these obligations beyond one year.
(3)	In connection with this debt, the company entered into certain interest rate hedging contracts, which effectively exchange the fixed interest rate to variable interest at the six-month LIBOR, less a weighted-average spread of 1.169 percent.
(4)	The interest rate for borrowings under these agreements is the Brazil Development Bank funding interest rate, as adjusted quarterly, plus a 4 percent spread, and the long-term interest rate, as set quarterly by the Central Bank of Brazil, plus a 3 percent spread.

    In May 2002, Monsanto filed a $2 billion shelf registration with the SEC. As of Aug. 31, 2003, $950 million remains available for future debt issuances. On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes under this shelf registration. On Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. These 7 3/8% Senior Notes are due on Aug. 15, 2012. On May 5, 2003, Monsanto issued $250 million of 4% Senior Notes under the shelf registration. These 4% Senior Notes are due on May 15, 2008. The net proceeds from the sale of the 7 3/8% Senior Notes were used to reduce commercial paper borrowings and to repay short-term debt owed to Pharmacia. The net proceeds from the sale of the 4% Senior Notes were used to reduce commercial paper borrowings.

     During 2002, Monsanto issued approximately $50 million of additional debt, primarily medium-term debt in Brazil with floating interest.
     Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of the company’s debt. In connection with 4% Senior Notes, Monsanto entered into a $250 million notional amount interest rate swap maturing in May 2008. The fair value of Monsanto’s interest rate swap agreement was an asset of $6 million as of Aug. 31, 2003. The company bases its estimate of the fair value of its interest rate management derivative on quoted market prices. For a more complete discussion of interest rate management, refer to Note 13 — Financial Instruments.
     Annual aggregate maturities of medium-term notes are $133 million in fiscal year 2004, $201 million in fiscal year 2005, $18 million in fiscal year 2006, and $1 million in fiscal year 2007. Current maturities of long-term debt include approximately $61 million of debt that can be extended by one year at the option of the lender. In August 2003, approximately $172 million of debt was extended by the lender to mature in October 2004. Under the terms of the agreement with the lender, a decline in LIBOR in December 2001 caused $35 million of the medium-term notes due in calendar year 2004 to be paid in calendar year 2002.
     The information regarding interest expense below reflects Monsanto’s interest expense, interest expense on debt, or interest amounts specifically attributable to Monsanto:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Interest Cost Incurred	$61	$89	$129	$251
Less: Capitalized on Construction	(4)	(8)	(30)	(37)

Interest Expense	$57	$81	$99	$214

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 13.    FINANCIAL INSTRUMENTS

The notional amounts, carrying amounts, and estimated fair values of the company’s financial instruments were as follows as of Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001:

	As of Aug. 31,			As of Dec. 31,

	2003			2002			2001

	Notional	Carrying	Fair	Notional	Carrying	Fair	Notional	Carrying	Fair
(Dollars in millions)	Amount	Amount	Value	Amount	Amount	Value	Amount	Amount	Value

Financial Assets:
Foreign-currency contracts:
Forward purchases	$139	$ —	$ —	$154	$(3)	$(3)	$469	$(6)	$(6)
Forward sales	419	(5)	(5)	489	(4)	(4)	110	(1)	(1)
Options	53	1	1	—	—	—	—	—	—
Commodity futures:
Futures purchased, net	49	5	5	23	(2)	(2)	146	(11)	(11)
Options purchased	42	—	—	8	—	—	—	—	—
Natural gas swaps	10	—	—	—	—	—	—	—	—
Interest rate swaps	250	(6)	(6)	—	—	—	—	—	—
Financial Liabilities:
Short-term debt	—	269	269	—	393	393	—	817	817
Long-term debt	—	1,258	1,361	—	851	920	—	893	893

     Monsanto’s business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign-currency exchange rates, interest rates and, to a lesser degree, security prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results.

     As part of its market risk management strategy, Monsanto uses derivative instruments to protect fair values and cash flows from fluctuations caused by volatility in currency exchange rates, interest rates, and commodity prices. This volatility affects cross-border transactions that involve sales and inventory purchases denominated in foreign currencies. Monsanto is exposed to this risk both on an intercompany basis and on a third-party basis. Additionally, the company is exposed to foreign-currency exchange risks for recognized assets and liabilities, royalties, and net investments in subsidiaries that are denominated in currencies other than its functional currency, the U.S. dollar. Monsanto uses forward-currency exchange contracts, swaps, and options to manage these risks.
     The foreign-currency contracts generally have maturities of less than 12 months, and they require Monsanto to exchange currencies at agreed-upon rates at maturity. The company does not expect any losses from credit exposure related to these instruments because these are with large financial institutions.
     Monsanto’s commodity price risk management strategy is to use derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly in corn and soybeans, can cause the actual prices paid to production growers for corn and soybean seeds to differ from anticipated cash outlays. Monsanto uses commodity futures and options contracts to manage these risks. The company also uses commodity futures and options contracts to manage the value of its corn and soybean inventories.
     Monsanto’s natural gas risk management strategy is to use derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in natural gas prices.
     Monsanto’s interest rate risk management strategy is to use derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates of the company’s borrowings and to manage the interest rate sensitivity of its debt.
     By using derivative financial instruments to manage exposures to changes in commodity prices, exchange rates, and interest rates, Monsanto exposes itself to the risk that the counterparty might fail to perform its obligations under the terms of the derivative contract. Monsanto minimizes this risk in derivative instruments by entering into transactions with high-quality counterparties and by limiting the amount of exposure in each instrument. Such financial instruments are neither held nor issued by the company for trading purposes.

Foreign-Currency Hedges

The company sometimes uses foreign-currency options and foreign-currency forward contracts as hedges against anticipated sales and/or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual dollar-net-cash flows will be adversely affected by changes in exchange rates. The company also uses foreign-currency contracts to hedge the effects of fluctuations in exchange rates on foreign-currency-denominated third-party and intercompany receivables and payables.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     The company hedges a portion of its net investment in Brazilian subsidiaries, and recorded an aftertax loss of $19 million in the transition period, an aftertax gain of $19 million in calendar year 2002, and an aftertax loss of $7 million in calendar year 2001, all of which are included in accumulated foreign currency translation.

     Foreign currencies in which Monsanto has significant hedged exposures are the euro, the Canadian dollar, the Brazilian real, the Argentine peso, and the South African rand. The aggregate net transaction loss, net of related hedging gains and losses, included in net earnings for the transition period, calendar year 2002 and calendar year 2001, was $17 million, $36 million and $32 million, respectively, primarily because of the Argentine-peso transaction exposure. As of Aug. 31, 2003, $6 million has been recorded in other comprehensive loss to record the change in the fair value of foreign currency derivatives that have been designated as hedges of foreign currency cash flows. These derivatives all expire or mature within the next 12 months, and any realized gain or loss will be reclassified to earnings.

Fair-Value Hedges

Monsanto uses futures and options contracts to manage the value of the corn and soybean seed inventories that it buys from growers. Generally, the company hedges from 70 percent to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.
     Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of its debt. Monsanto may use interest rate swaps to convert its fixed-rate debt to variable-rate debt. The resulting cost of funds may be lower or higher than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. In connection with 4% Senior Notes, Monsanto entered into a $250 million notional amount interest rate swap maturing in May 2008. The fair value of Monsanto’s interest rate swap agreement was an asset of approximately $6 million as of Aug. 31, 2003. The company estimates the fair value of its interest rate management derivative based on quoted market prices.
     The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS 149, had an immaterial effect on earnings in the transition period and in calendar year 2002. No fair-value hedges were discontinued during the transition period, calendar year 2002, or calendar year 2001.

Cash-Flow Hedges

The company enters into contracts with a number of its seed growers to purchase their output at the market prices in effect when the individual growers elect to fix their contract prices. As a hedge against possible commodity price fluctuations, Monsanto purchases futures and options contracts for corn and soybeans. The futures contracts hedge the commodity prices paid, while the options contracts limit the unfavorable effect that price changes could have on these purchases.
     During the transition period and calendar year 2002, Monsanto recognized a net loss of $1 million and $3 million, respectively, in cost of goods sold, which represented the ineffectiveness of all cash-flow hedges. These amounts represent the portion of the derivatives’ fair value that was excluded from the assessment of hedge effectiveness. No cash-flow hedges were discontinued during the transition period, calendar year 2002, or calendar year 2001.
     Aftertax deferred net gains on derivative instruments accumulated in other comprehensive loss of $6 million as of Aug. 31, 2003, are expected to be reclassified to earnings during the next 12 months. Aftertax deferred net gains on derivative instruments accumulated in other comprehensive loss of $7 million as of Dec. 31, 2002, are expected to be reclassified to earnings during the next 12 months. The actual sales of the inventory, which are expected to occur during the next 12 months, will necessitate the reclassification of the derivative gains into earnings. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 18 months. As of Dec. 31, 2001, $8 million of aftertax deferred net losses on derivative instruments were accumulated in other comprehensive loss and were reclassified into earnings in calendar year 2002.
     As of Aug. 31, 2003, the company had futures contracts with notional amounts of $35 million and $15 million for corn and soybeans, respectively. As of Dec. 31, 2002, the company had futures contracts with notional amounts of $19 million and $4 million for corn and soybeans, respectively. As of Dec. 31, 2001, the company had futures contracts with notional amounts of $114 million and $32 million for soybeans and corn, respectively. As of Aug. 31, 2003, the company had natural gas swaps with a $10 million notional amount. As of Dec. 31, 2002, the company had one natural gas swap with a notional amount of less than $1 million. There were no open natural gas swaps as of Dec. 31, 2001.
     In June 2002, the company entered into a treasury rate lock agreement with several banks to hedge against changes in long-term interest rates on a portion of a planned debt issuance. The closing of this agreement in August 2002 resulted in a pretax loss of $26 million, because of a decrease in interest rates. Monsanto designated this rate lock agreement as a cash-flow hedge. Since this rate lock is designated as a cash-flow hedge, the net loss on the rate lock,

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

to the extent the swap is effective, is recognized in other comprehensive loss until the hedged interest costs are recognized in earnings. As of Aug. 31, 2003, $14 million of aftertax deferred net losses on the interest rate lock accumulated in other comprehensive loss are expected to be reclassified into earnings during the next nine years, which is the term of the underlying debt.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks throughout the world and in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Aug. 31, 2003, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
     The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to a relatively few large wholesale customers. The company’s agricultural products business is highly seasonal, and it is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation, and account monitoring procedures are used to minimize the risk of loss. Collateral is secured when it is deemed appropriate by the company. For example, during the transition period, calendar year 2002, and calendar year 2001, in order to reduce credit exposure in Latin America, the company collected payments on certain customer accounts in grain.
     Monsanto regularly evaluates its business practices to minimize its credit risk. As a result, the company improved its prepayment program and one of its marketing programs. In calendar year 2001, the U.S. prepayment program was modified. The change allowed the company to net customer prepayments as a legal offset against the customer’s current outstanding balance during the transition period, calendar year 2002, and calendar year 2001. In calendar year 2001, the company also modified one of its U.S. marketing programs, so that any amounts payable to a customer are first applied to the customer’s receivable account.

NOTE 14.    POSTRETIREMENT BENEFITS — PENSIONS

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. Prior to the transition period, the majority of Monsanto employees were covered by noncontributory pension plans sponsored either by Monsanto or by Pharmacia. Pursuant to a separation agreement between Monsanto and Pharmacia dated Sept. 1, 2000, as amended, the plans were separated. Depending on which entity was the plan sponsor, the plan assets and liabilities were recognized on the balance sheet of either Monsanto or Pharmacia. At the time of the separation, the plans were split as follows: (1) Certain Pharmacia-sponsored pension plans transferred plan assets and plan benefit obligations for Monsanto employees to Monsanto-sponsored plans; (2) Monsanto assumed sponsorship of certain plans in which a limited number of Pharmacia employees participate; and (3) certain Pharmacia-sponsored plans in which Monsanto employees participate continued.
     Effective Jan. 1, 2002, Monsanto and Pharmacia separated their tax-qualified U.S. pension plan into Monsanto-only and Pharmacia-only sponsored plans. The sponsorship of that plan, in which both Monsanto and Pharmacia employees participated, was transferred from Pharmacia to Monsanto, effective January 2002. The assets attributable to Pharmacia employees and former Pharmacia employees were transferred to a new Pharmacia-sponsored plan. As of Jan. 1, 2002, Monsanto assumed assets with an approximate fair value of $1 billion, projected benefit obligation of $1.3 billion, accumulated benefit obligation of $1.2 billion, net pension liabilities of $120 million, and related deferred tax assets of $45 million. The net offset of the assumed net pension liabilities and related deferred tax assets was reflected as a reduction of additional contributed capital in the Statement of Consolidated Shareowners’ Equity, as of Jan. 1, 2002.
     Because of the decline in the equity markets in recent years, the fair value of Monsanto’s pension fund assets has decreased. In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the company recorded an additional minimum pension liability adjustment during the transition period. This noncash adjustment increased postretirement liabilities by approximately $106 million, increased deferred income tax assets by approximately $38 million, decreased intangible assets for prior service costs by approximately $3 million, and decreased shareowners’ equity by approximately $71 million aftertax. The noncash charge to shareowners’ equity did not affect Monsanto’s results of operations, but it is reflected in other comprehensive loss.
     Total pension cost for Monsanto employees in the transition period and calendar years 2002, 2001 and 2000, included in the Statement of Consolidated Operations from both Monsanto- and Pharmacia-sponsored plans, was $32 million, $22 million, $8 million and $24 million, respectively. In calendar year 2001, the expense related to Monsanto-sponsored plans for Monsanto employees only comprised service costs for benefits of $4 million, interest cost on benefit obligation of $11 million, assumed return on plan assets of $(9) million, and amortization of unrecognized losses of $1 million. For the period subsequent to Sept. 1, 2000, through Dec. 31, 2000, the expense related to Monsanto-sponsored plans for Monsanto employees only comprised service costs for benefits of $2 million, interest cost on benefit obligation of $3 million, assumed return on plan

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

assets of $1 million, and amortization of unrecognized net loss of $1 million.

     The information that follows relates to all of the Monsanto- and Pharmacia-sponsored pension plans in which Monsanto employees participated, including pension expense related to Pharmacia employees in calendar years 2001 and 2000. The components of pension cost for these plans were:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

			Monsanto &	Monsanto &
Plan Sponsor/Plan Participant	Monsanto	Monsanto	Pharmacia	Pharmacia

Service Cost for Benefits Earned During the Year	$21	$32	$47	$60
Interest Cost on Benefit Obligation	67	103	130	163
Assumed Return on Plan Assets	(69)	(119)	(151)	(168)
Amortization of Unrecognized Net Loss/(Gain)	10	3	(8)	(5)
SFAS 88 Settlement Charge	3	3	—	—

Total	$32	$22	$18	$50

     Pension benefits are based on an employee’s years of service and/or compensation level. Pension plans were funded in accordance with Monsanto’s and Pharmacia’s long-range projections of the plans’ financial conditions. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.
     Pension costs were determined using the preceding year-end rate assumptions. The following assumptions, calculated on a weighted-average basis, were effective during the periods indicated for the principal plans in which Monsanto employees participated:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Discount Rate	6.25%	6.75%	7.25%	7.50%
Assumed Long-Term Rate of Return on Assets	8.75%	8.75%	9.50%	9.50%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	3.25%	3.75%	4.25%	4.50%

     Recent poor equity returns (prior to the transition period) have resulted in declines in pension plan asset performance. Market interest rates have also fallen, and the company reduced its discount rate and salary increase assumptions as of Aug. 31, 2003, to reflect current economic conditions. As a result of these changes and the return to a full 12-month fiscal year, pension expense, which will be determined using Aug. 31, 2003, assumptions, is expected to increase by approximately $22 million in fiscal year 2004 compared with pension expense in the transition period.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     The funded status of the pension plans in which Monsanto employees participated as of Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001 was as follows:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002		2001

Plan Sponsor	Monsanto	Monsanto	Pharmacia	Monsanto	Monsanto	Pharmacia

			Monsanto &		Monsanto &	Monsanto &
Plan Participants	Monsanto	Monsanto	Pharmacia	Monsanto	Pharmacia	Pharmacia

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,566	$220	$1,638	$152	$75	$1,725
Service cost	20	32	—	5	—	43
Interest cost	67	103	—	11	—	119
Plan participants’ contributions	1	1	—	1	—	—
Plan amendments	—	(1)	—	—	—	—
Actuarial loss/(gain)	129	147	—	7	—	(61)
Acquisitions/divestitures	—	—	—	(5)	—	—
Benefits paid	(107)	(144)	—	(20)	—	(188)
Benefit obligation transferred to Monsanto plans	—	1,208	(1,208)	73	(73)	—
Benefit obligation transferred to Pharmacia-only plans	—	—	(430)	(4)	(2)	—

Benefit Obligation at End of Period	$1,676	$1,566	$—	$220	$—	$1,638

Change in Plan Assets:
Fair value of plan assets at beginning of period	$894	$114	$1,264	$25	$106	$1,594
Actual return on plan assets	107	(110)	—	(1)	—	(142)
Employer contribution	119	35	—	10	—	—
Plan participants’ contributions	1	1	—	1	—	—
Acquisitions/divestitures	—	—	—	(5)	—	—
Fair value of benefits paid	(107)	(144)	—	(20)	—	(188)
Fair value of plan assets transferred to Monsanto plans	—	998	(998)	104	(104)	—
Fair value of plan assets transferred to Pharmacia-only plans	—	—	(266)	—	(2)	—

Plan Assets at End of Period	$1,014	$894	$—	$114	$—	$1,264

Unfunded Status	$662	$672	$—	$106	$—	$374
Unrecognized Prior Service Cost	(24)	(27)	—	(8)	—	(37)
Unrecognized Subsequent Loss	(530)	(439)	—	(2)	—	(86)

Net Pension Liability	$108	$206	$—	$96	$—	$251

     The projected benefit obligation (PBO), the accumulated benefit obligation (ABO), and the fair value of the plan assets for pension plans with ABOs in excess of plan assets for Monsanto-sponsored plans as of Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001, were as follows:

	Aug. 31,	Dec. 31,

(Dollars in millions)	2003	2002	2001

PBO	$1,487	$1,372	$90
ABO	1,414	1,287	84
Fair Value of Plan Assets with ABOs in Excess of Plan Assets for Monsanto-sponsored Plans	908	797	—

     During the years presented, lower market interest rates and plan asset returns have resulted in more plans with ABO in excess of plan assets, which has caused greater amounts to be shown in the chart.
     For Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001, amounts recognized in the Statement of Consolidated Financial Position were included in miscellaneous accruals, accrued pension liability, additional minimum liability, accumulated other comprehensive loss, prepaid benefit cost, and intangible assets as follows:

(Asset) Liability

	Aug. 31,	Dec. 31,

(Dollars in millions)	2003	2002	2001

Miscellaneous Accruals	$5	$9	$5
Accrued Pension Liability	130	223	109
Additional Minimum Liability	459	352	20
Accumulated Other Comprehensive Loss	(437)	(328)	(17)
Prepaid Benefit Cost	(28)	(26)	(18)
Intangible Assets	(21)	(24)	(3)

Net Pension Liability	$108	$206	$96

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 15.    POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER

Pursuant to a separation agreement and employee benefits and compensation allocation agreement between Monsanto and Pharmacia on Sept. 1, 2000, Monsanto created and assumed sponsorship of all medical, life, disability, and other welfare benefit plans in which its employees participate. Prior to Sept. 1, 2000, most Monsanto U.S. full-time employees and certain employees in other countries had been covered by certain Pharmacia-sponsored benefit plans that provided health care and life insurance benefits for retired employees who had met the requisite age and service requirements. There is no detailed information available about the components of the total cost and obligations that relate solely to Monsanto for periods prior to Sept. 1, 2000. Pursuant to the separation agreement and employee benefits and compensation allocation agreement, on Sept. 1, 2000, Monsanto assumed responsibility of such health care and life insurance plan benefits for its retirees and certain former employees of Pharmacia allocated to Monsanto under the terms of the agreements. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statement of Consolidated Operations in the transition period and calendar years 2002, 2001, and 2000 were $23 million, $28 million, $25 million, and $18 million, respectively.
     Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for these health care benefits if they reach retirement age while employed by Monsanto and have the requisite service. Employees retiring from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and generally are based on the employees’ years of service and/or compensation levels. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits.
     The following information pertains to the Monsanto- and Pharmacia-sponsored postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care and life insurance. The cost components of these plans were:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Plan Sponsor	Monsanto	Monsanto	Monsanto	Pharmacia

				Monsanto &
Plan Participant	Monsanto	Monsanto	Monsanto	Pharmacia

Service Cost for Benefits Earned During the Year	$7	$ 9	$8	$13
Interest Cost on Benefit Obligation	13	19	18	25
Amortization of Unrecognized Net Gain	3	—	(1)	(8)

Total	$23	$28	$25	$30

     Monsanto determined postretirement costs using the preceding year-end rate assumptions. The following assumptions, calculated on a weighted-average basis, were used for the principal plans as of the periods indicated:

	As of Aug. 31,	As of Dec. 31,

	2003	2002	2001	2000

Discount Rate	6.25%	6.75%	7.25%	7.50%
Initial Trend Rate for Health Care Costs	9.00%	10.00%	5.25%	5.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.25%	5.00%

     A 1 percent increase or decrease in the assumed trend rate for health care costs would have had less than $1 million effect on Monsanto’s transition period cost for postretirement health care benefits. It would have increased or decreased the accumulated postretirement benefit obligation by $7 million as of Aug. 31, 2003.

     The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Eight Months	Year
	Ended Aug. 31,	Ended Dec. 31,

(Dollars in millions)	2003	2002	2001

Change in Benefit Obligation:
Benefit obligation at beginning of period	$292	$261	$250
Service cost	7	9	8
Interest cost	13	19	18
Plan amendments	—	(10)	—
Actuarial loss	33	29	7
Plan participant contributions	1	1	1
Benefits paid	(15)	(17)	(19)
Benefit obligation transferred to Pharmacia plans	—	—	(4)

Benefit Obligation at End of Period	$331	$292	$261

Unfunded Status	$331	$292	$261
Unrecognized Prior Service Cost	11	3	3
Unrecognized Subsequent Loss	(69)	(30)	(11)

Accrued Postretirement Liability	$273	$265	$253

     For Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001, amounts recognized in the Statement of Consolidated Financial Position were as follows:

	Aug. 31,	Dec. 31,

(Dollars in millions)	2003	2002	2001

Miscellaneous Accruals	$25	$23	$17
Postretirement Liabilities	248	242	236

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 16.    EMPLOYEE SAVINGS PLANS

For some company employee savings and investment plans, employee contributions are matched in part by the company. Monsanto matches employee contributions to the U.S. tax-qualified savings and investment plan with shares that are released from the Monsanto ESOP component of the Monsanto Savings and Investment Plan (Monsanto SIP). As of Aug. 31, 2003, the Monsanto ESOP held 7.2 million shares of Monsanto common stock.
     In connection with the separation of Monsanto’s businesses from those of Pharmacia, and pursuant to the Employee Benefits and Compensation Allocation Agreement between Pharmacia and Monsanto dated Sept. 1, 2000, certain assets and liabilities of the Pharmacia Corporation Savings and Investment Plan (Pharmacia SIP — formerly known as the Monsanto SIP) were transferred to the new Monsanto SIP as of July 1, 2001. Assets and liabilities of a trust (the Pharmacia ESOP Trust) established under the Pharmacia SIP were restructured and divided between the Pharmacia ESOP Trust and a trust established under the Monsanto SIP (the Monsanto ESOP Trust). In connection with this restructuring, the portion of guaranteed debt attributed to Monsanto was retired, and Monsanto loaned $42.8 million to the new Monsanto ESOP Trust. Certain costs associated with this debt restructuring were allocated to Monsanto, which resulted in a pretax expense of $4 million ($2 million aftertax) in calendar year 2001.
     At its inception, the Pharmacia ESOP Trust acquired Pharmacia shares by using proceeds from the issuance of long-term notes and debentures guaranteed by Pharmacia and a loan from Pharmacia. Shares released from the Monsanto ESOP are allocated each year to employee savings accounts as matching contributions. Prior to the spinoff on Aug. 13, 2002, the Monsanto ESOP held Pharmacia shares. After the spinoff, the Pharmacia shares held were gradually converted to shares of Monsanto stock through open-market transactions and through the exchange of Pharmacia stock for Monsanto stock with certain Pharmacia employee benefit plans at market rates. During the transition period, 650,925 Monsanto shares were released from the Monsanto ESOP and allocated specifically to Monsanto participants, leaving 4.6 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2003.
     Compensation expense is equal to the cost of the shares allocated to participants, less cash dividends paid on the shares held by the Monsanto ESOP. Dividends on the common stock owned by the Monsanto ESOP are used to repay the Monsanto ESOP borrowings, which were $27 million as of Aug. 31, 2003. Compensation expense for Monsanto employees included in the Statement of Consolidated Operations in the transition period and calendar years 2002, 2001 and 2000 was $1 million, $3 million, $3 million and $6 million, respectively. The following information relates to the Monsanto ESOP from 2001 to Aug. 31, 2003 (including the portion of the Pharmacia ESOP attributable to Monsanto employees for the period Jan. 1 to June 30, 2001), and the Pharmacia ESOP plan in 2000, in which Monsanto and Pharmacia employees participated.

	Eight Months	Year Ended Dec. 31,
	Ended Aug. 31,

(Dollars in millions)	2003	2002	2001	2000

Plan Sponsor	Monsanto	Monsanto	Monsanto	Pharmacia

				Monsanto &
Plan Participant	Monsanto	Monsanto	Monsanto	Pharmacia

Total ESOP Expense	$2	$5	$6	$18
Interest Portion of Total ESOP Expense	1	2	3	8
Net Cash Contribution	3	5	6	21
Dividends Paid on ESOP Shares Held	2	4	2	4

NOTE 17.    STOCK-BASED COMPENSATION PLANS

Monsanto grants its employees stock options under two fixed stock option plans it established in 2000. Under the Monsanto Company Long-Term Incentive Plan (LTIP), formerly known as the Monsanto 2000 Management Incentive Plan, the company may grant awards to key officers, directors, and employees of Monsanto, including stock options, of up to 22.6 million shares of Monsanto common stock. Other employees were granted options under the Monsanto Company Broad-Based Stock Option Plan (Broad-Based Plan), which permits the granting of a maximum of 2.7 million shares of Monsanto common stock to employees other than officers and other employees subject to special reporting requirements. In February 2003, the LTIP was amended to increase the number of shares available for awards by 16.7 million, for a collective total of 42 million shares under the LTIP and the Broad-Based Plan. Under the plans, the grant price of any option is the average of the high price and low price of the company’s common stock on the day before the grant date. The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified by the People and Compensation Committee of the board of directors or by the delegate who administers the plans.
     The Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) was established in 2000 for directors who are not employees of Monsanto or its affiliates. Half of the annual retainer for each nonemployee director is automatically paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remaining half of the director’s annual retainer may be taken in the form of nonqualified stock options, restricted common stock, deferred common stock, or cash. The exercise price of any stock option is the fair market value of the company’s common stock on the grant date. The term of any

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

options granted under the Director Plan is 10 years, and the options vest in installments over the life of the director’s term. The Director Plan is administered by a committee of company executives. Compensation expense recognized for the stock-based component of the Director Plan was $561,000 for the transition period. Compensation benefit recognized for the stock-based component of the Director Plan was $44,000 in calendar year 2002. Compensation expense recognized for the stock-based component of the Director Plan was $774,000 in calendar year 2001 and $359,000 in calendar year 2000.

     The LTIP also authorizes Monsanto to grant awards of restricted or unrestricted shares. During the transition period, 25,000 restricted shares were granted; 8 percent of those shares vest in calendar year 2005 and the remaining 92 percent in calendar year 2006. In calendar year 2002, 147,000 restricted shares were granted; 15 percent vest in calendar year 2003 and the remaining 85 percent in calendar year 2005. In calendar year 2001, 45,500 restricted shares were granted; they vest in increments: 5 percent vested in calendar year 2002, and 51 percent will vest in calendar year 2003, 36 percent in calendar year 2004, 4 percent in calendar year 2005, and 4 percent in calendar year 2006. In calendar year 2000, 10,000 restricted shares were granted: 33 percent vested in calendar year 2001 and 67 percent in calendar year 2002. Compensation expense is based on the market price of Monsanto’s common stock at the grant date and is recognized over the vesting period. Compensation expense recognized for these restricted shares was $753,000 for the transition period, $920,000 for calendar year 2002, $455,000 for calendar year 2001, and $20,000 for calendar year 2000.
     In 2000, four executives signed Phantom Share Agreements. These agreements provided each executive with a number of phantom shares of common stock equal to the cash severance and value of benefits continuation they would have received under a prior change-of-control agreement with Pharmacia, divided by the IPO offering price. The phantom shares, which gave the holders the opportunity to earn a cash award equal to the fair value of the company’s common stock upon the attainment of a certain performance goal, vested on Oct. 1, 2002. In calendar year 2002, 825,796 phantom shares were settled for cash payments of $13 million. Monsanto recognized $4 million in compensation benefit in calendar year 2002, and $14 million and $3 million in compensation expense in calendar year 2001 and calendar year 2000, respectively, related to the phantom shares. Compensation expense was based on the market price of Monsanto’s common stock and recognized over the 24-month vesting period.
     In connection with the IPO on Oct. 23, 2000, Monsanto issued a one-time founder’s grant of stock options to all employees under the LTIP and the Broad-Based Plan. Approximately 22 million options were granted on that date, each with an exercise price of $20 per share, and vested in increments of 50 percent in March 2002 and 50 percent in March 2003. Additional grants were made to new hires eligible for option grants under the LTIP on a monthly basis, and to new hires eligible for option grants under the Broad-Based Plan on a quarterly basis, with an exercise price equal to the fair market value of Monsanto common stock on the grant date. These options vested in increments of 50 percent on the one-year anniversary of the grant date and 50 percent in 2003, except for options granted in 2002, which vest 100 percent in 2003, but in no event less than one year from the grant date. The maximum term is 10 years.
     Prior to the IPO, Monsanto employees participated in Pharmacia incentive plans. Any related outstanding options held by Monsanto employees will be exercised, canceled or forfeited under the provisions of the Pharmacia plans. A summary of the status of the Monsanto plans for the periods from Oct. 23, 2000, through Aug. 31, 2003, follows:

			Outstanding
			Weighted-Average
	Shares		Exercise Price

Oct. 23, 2000	—		$—
Granted	22,607,420		20.07
Exercised	—		—
Forfeited	(40,600)		20.00

Balance Outstanding Dec. 31, 2000(1)	22,566,820		20.07
Granted	1,588,986		33.37
Exercised	(23,908	) (2)	20.00
Forfeited	(1,312,740)		20.15

Balance Outstanding Dec. 31, 2001(1)	22,819,158		20.98
Granted	508,840		26.12
Exercised	(3,153,400)		20.04
Forfeited	(662,747)		21.88

Balance Outstanding Dec. 31, 2002(1)	19,511,851		21.24
Granted	8,691,381		16.55
Exercised	(1,378,060)		19.97
Forfeited	(476,467)		19.99

Balance Outstanding Aug. 31, 2003	26,348,705		$19.78

(1)	The number of options exercisable and weighted-average exercise price thereof were 9,256,582 and $21.31 as of Dec. 31, 2002; 22,819,158 and $20.99 as of Dec. 31, 2001; and 22,566,820 and $20.07 as of Dec. 31, 2000. The following table contains this information for Aug. 31, 2003.
(2)	In accordance with the provisions of the plans, shares exercised related to those of former employees who were separated.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

Monsanto stock options outstanding as of Aug. 31, 2003, are summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
		Contractual Life	Exercise Price		Exercise Price
	Shares	(Years)	per Share	Shares	per Share

$14.66 - $20.00	23,872,764	7.98	$18.73	15,461,344	$19.99
$20.01 - $30.00	940,545	8.67	$23.28	417,311	$26.11
$30.01 - $37.61	1,535,396	7.85	$34.06	1,501,197	$34.08

	26,348,705			17,379,852	$21.35

     As permitted by SFAS 123 and SFAS 148, the company has elected to follow the guidance of APB Opinion 25, for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto or Pharmacia option plans in which Monsanto employees participate. Note 2 — Significant Accounting Policies — shows what the pro forma net income (loss) and net income (loss) per share would have been if compensation expense for these plans had been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS 123 and SFAS 148. Pro forma compensation expense for years presented may not be representative of compensation expense that will be incurred on a pro forma basis in future years.

     In computing the pro forma compensation expense (refer to Note 2), Monsanto used the Black Scholes option-pricing model to estimate the fair value of each option on the date it was granted. The weighted-average fair value of options granted to Monsanto employees during the transition period, calendar year 2002, and calendar year 2001 was $5.45, $9.53 and $8.46, respectively, per Monsanto stock option. The weighted-average fair values of options granted to Monsanto employees during calendar year 2000 were $7.24 for Monsanto stock options and $15.73 for Pharmacia stock options. The following weighted-average assumptions were used for grants:

	2003			2000

	Monsanto	Monsanto	Monsanto	Monsanto	Pharmacia
	Plans	Plans	Plans	Plans	Plans

Expected Dividend Yield	2.28%	1.88%	1.46%	1.96%	1.00%
Expected Volatility	40.4%	44.6%	45.3%	43.7%	26.0%
Risk-Free Interest Rates	2.4%	3.8%	4.4%	5.7%	6.75%
Expected Option Life (in years)	4.0	3.5	3.5	3.5	5.0

     Certain Monsanto employees received stock appreciation rights as part of Monsanto’s and Pharmacia’s stock compensation plans. These rights entitle those employees to receive a cash amount determined by the appreciation in the fair market value of the company’s common stock between the date of the award and the date of exercise. Upon the merger of Pharmacia & Upjohn, Inc. with the former Monsanto Company on March 31, 2000, the rights from the Pharmacia plan vested. For the transition period, the company recognized $537,000 in compensation expense associated with these rights. The company recognized net compensation benefit of $415,000 in calendar year 2002 and $4 million in calendar year 2001 associated with these rights. The company recognized compensation expense of $13 million in calendar year 2000 associated with these rights.

NOTE 18.    CAPITAL STOCK

The company is authorized to issue 1.5 billion shares of common stock, $0.01 par value, and 20 million shares of undesignated preferred stock, $0.01 par value. The board of directors has the authority, without action by the shareowners, to designate and issue preferred stock in one or more series and to designate the rights, preferences, and privileges of each series, which may be greater than the rights of the company’s common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of common stock until the board of directors determines the specific rights of the holders of preferred stock.
     The authorization of undesignated preferred stock makes it possible for Monsanto’s board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. These and other provisions may deter hostile takeovers or delay attempts to change management control.
     There were no shares of preferred stock outstanding as of Aug. 31, 2003. As of that date, 262.7 million shares of common stock were outstanding, and 42 million shares of common stock were reserved for employee and director stock options.
     On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. No shares were repurchased as of Aug. 31, 2003. Monsanto has purchased 2.2 million shares for approximately $55 million through Nov. 14, 2003.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 19.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income (loss) is as follows:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Accumulated foreign currency translations	$(882)	$(987)	$(714)	$(504)
Net unrealized gains on investments, net of taxes	10	4	15	39
Net accumulated derivative loss, net of taxes	(14)	(8)	(8)	—
Minimum pension liability, net of taxes	(282)	(211)	(9)	(14)

Accumulated Other Comprehensive Income (Loss)	$(1,168)	$(1,202)	$(716)	$(479)

NOTE 20.    EARNINGS (LOSS) PER SHARE AND PER PRO FORMA SHARE

Basic earnings per share (EPS) for the transition period, calendar year 2002, and calendar year 2001 were computed using the weighted-average number of common shares outstanding during the period (261.7 million shares, 260.7 million shares, and 258.1 million shares, respectively). Because Monsanto reported a loss before cumulative effect of accounting change in the transition period, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. Diluted EPS were computed taking into account the effect of dilutive potential common shares, calculated to be 1.9 million shares and 5.5 million shares in calendar year 2002 and calendar year 2001, respectively. These dilutive potential common shares consisted of 17.5 million and 21.8 million outstanding stock options in calendar year 2002 and calendar year 2001, respectively. Two million and one million outstanding stock options were excluded from the computation in calendar year 2002 and calendar year 2001 diluted EPS, respectively, because the effect was antidilutive. Basic earnings per pro forma share for calendar year 2000 were computed using the weighted-average number of common shares outstanding (258 million shares) immediately after the IPO. Diluted earnings per pro forma share in calendar year 2000 were calculated using the common shares outstanding, plus the dilutive effect of common share equivalents totaling 0.5 million shares, based on outstanding stock options. The options expire from 2010 through 2012.

NOTE 21.    SUPPLEMENTAL CASH FLOW INFORMATION

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes during the transition period, calendar year 2002, and calendar year 2001 were as follows:

	Eight Months	Year
	Ended Aug. 31,	Ended Dec. 31,

(Dollars in millions)	2003	2002	2001

Interest	$73	$81	$113
Taxes	70	75	174

     Monsanto made no cash payments for interest or taxes during the eight months ended Aug. 31, 2000, because all interest and tax payments during this period were made for it by Pharmacia. For the last four months of calendar year 2000, cash payments for interest and taxes were $21 million and $8 million, respectively.

     Noncash transactions with Pharmacia included approximately $(80) million, $180 million and $200 million in calendar years 2002, 2001, and 2000, respectively. See Statement of Consolidated Shareowners’ Equity for further details.
     Noncash transactions for 2000 included a reclassification of $1.1 billion of long-term debt to short-term debt. In addition, $2.2 billion of debt transferred to Pharmacia in exchange for additional equity in Monsanto was partially offset by net obligations of approximately $500 million assumed by Monsanto.
     In connection with the acquisition of biotechnology intellectual property assets from Ceres, the company recorded intangible assets and the related obligations, in excess of amounts paid, of $35 million in noncash transactions in the second quarter of 2002. See Note 9 — Goodwill and Other Intangible Assets — for further details. Payments on the related obligation will be included in vendor financing payments as they are made.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 22.    COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s current estimates of future payments under contracts.

	Payments Due by (12-Month) Fiscal Year Ending Aug. 31,

							2009 and
(Dollars in millions)	Total	2004	2005	2006	2007	2008	beyond

Long-Term Debt	$1,258	$—	$201	$18	$1	$243	$795
Operating Lease Obligations	89	32	20	12	8	4	13
Purchase Obligations:
Uncompleted additions to property	10	10	—	—	—	—	—
Commitments to purchase inventories	393	258	35	33	25	18	24
Commitment to purchase breeding research	410	45	45	52	45	45	178
R&D alliances and joint venture obligations	272	63	62	58	52	37	—
Other purchase obligations	285	51	51	51	51	21	60
Other Liabilities Reflected on the Balance Sheet:
Payments on other financing	18	5	5	5	3	—	—

Total Contractual Obligations	$2,735	$464	$419	$229	$185	$368	$1,070

     Rent expense was $53 million for the 2003 transition period, $87 million for calendar year 2002, and $99 million for calendar year 2001.

Guarantees: In November 2002, FIN 45 was issued. FIN 45 elaborates on the disclosures a guarantor must make in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002.

     Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil. Terms of the guarantees are equivalent to terms of the bank loans, generally six months. When a customer fails to pay an obligation that is due, Monsanto incurs a liability to make these payments. As of Aug. 31, 2003, the maximum potential amount of future payments under these guarantees is approximately $13 million. Based on the company’s current assessment of credit exposure, Monsanto has recorded a liability of less than $1 million related to these guarantees. Monsanto’s recourse under these guarantees is limited to the customer, and it is not currently estimable.
     Monsanto provides guarantees on behalf of certain suppliers. As of Aug. 31, 2003, a guarantee is outstanding to a bank that is financing construction of a supplier’s plant. This guarantee was established prior to calendar year 2003. This plant will supply certain raw materials to a Monsanto facility in Brazil. The term of this guarantee is equivalent to the term of the financing agreements, which are scheduled to be paid during calendar year 2008. If the supplier fails to pay the obligations when due, Monsanto would incur a liability to make these payments. As of Aug. 31, 2003, the maximum potential amount of future payments under this guarantee is approximately $10 million with respect to principal, plus additional amounts with respect to interest and related expenses. Monsanto believes that it is not likely to incur a loss under this guarantee, and it has therefore not recorded any liability related to its obligation under this guarantee. If Monsanto were to incur a loss under this guarantee, Monsanto would have recourse against the supplier and the shareowners of the supplier’s parent company pursuant to an agreement entered into by the parties.
     Monsanto guarantees minimum revenues for certain community programs that promote civic progress. If the programs do not earn a specified minimum level of revenue, Monsanto would incur a liability to perform under this guarantee. The maximum aggregate potential amount of future payments under these guarantees is approximately $5 million. These guarantees were established prior to calendar year 2003 and will expire from calendar year 2004 through calendar year 2010. As of Aug. 31, 2003, based on current levels of revenue earned by these programs, Monsanto has not recorded any liability related to these guarantees. Monsanto has no recourse under these guarantees.
     Monsanto provides guarantees to certain banks that make loans to joint ventures in which Monsanto is a partner. Terms of the guarantees vary but in every case Monsanto is liable for 50 percent of the joint venture’s obligations. When a joint venture fails to pay an obligation that is due, Monsanto incurs a liability to make the payment. As of Aug. 31, 2003, the maximum potential amount of future payments under these guarantees is approximately $2 million. In addition, Monsanto has recognized a liability of approximately $2 million as of Aug. 31, 2003, for the settlement of a loan guarantee because a joint venture was unable to honor its loan obligation. Monsanto also guarantees 50 percent of the noncancelable lease obligation of a joint venture. The maximum potential amount of future payments under this guarantee is approximately $1 million.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

     Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Where appropriate, an obligation for such guarantees would be recorded as a liability; nothing was recorded as of Aug. 31, 2003. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

     Monsanto warrants the performance of certain products through standard product warranties. In addition, Monsanto provides extensive marketing programs to increase sales and enhance customer satisfaction. These programs may include performance warranty features, and indemnification for risks not related to performance, both of which are provided to qualifying customers on a contractual basis. The cost of payments for claims based on performance warranties has been, and is expected to continue to be, insignificant. It is not possible to predict the maximum potential amount of future payments for indemnification for losses that are not related to the performance of our products (for example, replanting due to extreme weather conditions), because it is not possible to predict whether the specified contingencies will occur and if so, at what amount.
     In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities arising before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments adequate to allow the recipient to receive an amount equal to the sum it would have received had no such withholding been made. Provisions like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements, and other licenses. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, at what amounts. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity.
     Monsanto provides a guarantee to a specialty finance company for certain customer loans. See Note 7 — Customer Financing Program — for additional information.
     Information regarding Monsanto’s indemnifications relating to Solutia can be found below in the “Litigation and Indemnification” section of this note.

Customer Concentrations in Gross Trade Receivables: The following table sets forth by significant customer concentrations Monsanto’s gross trade receivables as of Aug. 31, 2003, Dec. 31, 2002, and Dec. 31, 2001:

	As of Aug. 31,	As of Dec. 31,

(Dollars in millions)	2003	2002	2001

U.S. Agricultural Product Distributors	$1,207	$811	$798
European Agricultural Product Distributors	360	274	238
Argentina(1)	299	416	606
Brazil(1)	293	226	473
Mexico(1)	73	67	85
Asia-Pacific(1)	86	88	101
Canada(1)	102	18	50
Other	130	99	133

Gross Trade Receivables	2,550	1,999	2,484
Less: Allowance for Doubtful Accounts	(254)	(247)	(177)

Net Trade Receivables	$2,296	$1,752	$2,307

(1)	Represents customer receivables within the specified geography.

    Gross trade receivables as of Aug. 31, 2003, may vary from gross trade receivables as of Dec. 31, 2002 and 2001, due to the seasonality of Monsanto’s businesses. Historically, Monsanto has recorded its highest levels of sales and income in the first half of the calendar year. For further details on the allowance for doubtful trade receivables see Note 6 — Trade Receivables. The company’s receivables focus continues to center on the key agricultural markets of Argentina and Brazil. Net trade receivables in Argentina and Brazil were:

	Aug. 31,	Dec. 31,

(Dollars in millions)	2003	2002	2001

Argentina	$229	$332	$573
Brazil	256	196	437

     As a result of the economic crisis and related reforms in Argentina throughout 2002 and the devaluation of the Argentine peso, Monsanto established an allowance of $154 million pretax in the second quarter of calendar year 2002 for estimated uncollectible receivables in Argentina. Of that amount, approximately $120 million had been written off against receivables as of Aug. 31, 2003. Although the company cannot determine how government actions and economic conditions in Argentina will affect the value of net receivables

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

outstanding, the company continues to pursue customer collections aggressively to minimize exposure. Management’s current assessment of the situation is that the allowance balance for Argentine receivables is adequate.

Remediation Obligations: Monsanto’s Statement of Consolidated Financial Position includes accrued liabilities of $15 million as of Aug. 31, 2003, $12 million as of Dec. 31, 2002, and $12 million as of Dec. 31, 2001, for the remediation of existing and former manufacturing facilities and certain off-site disposal and formulation facilities. There is currently no material range of loss in excess of the amount recorded for these sites. It is possible that new information about the sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto, or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses are affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other potentially responsible parties. Monsanto does not expect the resolution of such uncertainties to have a material adverse effect on its financial position, profitability, or liquidity.

Litigation and Indemnification: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia’s name and for which Monsanto assumed responsibility upon the separation of its businesses from those of Pharmacia. Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. The litigation that Monsanto is defending and prosecuting does not include litigation that Solutia assumed from Pharmacia, which is discussed below. Although the results of litigation cannot be predicted with certainty, it is management’s belief that the final outcome of the lawsuits that Monsanto is defending or prosecuting (which do not include the Solutia matters discussed below), will not have a material adverse effect on Monsanto’s financial position, profitability, or liquidity.

     In addition to the litigation that Monsanto is defending or prosecuting pursuant to the Separation Agreement between Monsanto and Pharmacia, as amended, Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia and which Pharmacia would otherwise be required to pay. These liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff, to the extent that Solutia fails to pay, perform or discharge those liabilities. In connection with Monsanto’s indemnification obligation, and pursuant to an agreement with Pharmacia and Solutia, in 2002 Monsanto posted a $71.4 million appeal bond on Solutia’s behalf, in connection with litigation that Solutia is currently defending in Pennsylvania state court. Solutia has provided a $20 million bank letter of credit to secure a portion of Monsanto’s obligations in connection with the appeal bond.
     The liabilities that Solutia assumed from Pharmacia include certain liabilities related to polychlorinated biphenyls (PCBs). Solutia had been defending significant PCB litigation, including Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama) and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). In September 2003, the state and federal courts approved a global settlement of the Abernathy and Tolbert cases. Monsanto provided $150 million to the settlement fund during August 2003, and $400 million during September 2003, and expects to receive approximately $155 million in reimbursement from commercial insurance. Monsanto and the insurer responsible for approximately $140 million of the reimbursement have agreed to mediation of a dispute regarding the amount due. Miscellaneous receivables of $155 million have been recorded for the anticipated insurance reimbursement, approximately $140 million of which the company expects to receive during fiscal year 2004, notwithstanding the mediation. In connection with this settlement, Solutia has agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share (the average closing price for the common stock on the New York Stock Exchange for the five trading days immediately prior to the announcement of the settlement). The warrants will be issued upon the execution of a final warrant agreement between Solutia and Monsanto. The company will estimate and record the fair value of the warrants after the final agreement has been signed and it has received the warrants.
     Notwithstanding the PCB settlement, Solutia has stated that it still faces significant business and liquidity risks. Therefore, Monsanto may still be called upon to indemnify Pharmacia. Monsanto may also determine that it is in its best interest to take additional action to further reduce the likelihood or amount of any indemnification. Therefore, it is still reasonably possible that Monsanto’s obligation to indemnify Pharmacia could result in a material adverse effect on Monsanto’s financial position, profitability and/or liquidity. At this time, Monsanto is unable to reasonably estimate the potential future cost, if any, to the company.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 23.    SEGMENT AND GEOGRAPHIC DATA

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden products, and environmental technologies businesses. Sales between segments were not significant.

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

Net Sales(1)
Seeds and Genomics	$1,165	$1,585	$1,707	$1,608
Agricultural Productivity	2,208	3,088	3,755	3,885

Total	$3,373	$4,673	$5,462	$5,493

EBIT (2)
Seeds and Genomics	$18	$(105)	$(240)	$(581)
Agricultural Productivity	(10)	366	772	1,099

Total	$8	$261	$532	$518

Depreciation and Amortization Expense
Seeds and Genomics	$146	$223	$328	$337
Agricultural Productivity	156	237	226	209

Total	$302	$460	$554	$546

Restructuring and Other Special Items
Seeds and Genomics	$(2)	$72	$76	$239
Agricultural Productivity	(6)	52	137	22

Total	$(8)	$124	$213	$261

Equity Affiliate Expense
Seeds and Genomics	$(26)	$(43)	$(41)	$(31)
Agricultural Productivity	—	—	—	(3)

Total	$(26)	$(43)	$(41)	$(34)

Total Assets
Seeds and Genomics	$4,635	$3,775	$5,506	$5,622
Agricultural Productivity	4,826	5,115	5,923	6,104

Total	$9,461	$8,890	$11,429	$11,726

Property, Plant and Equipment Purchases
Seeds and Genomics	$77	$89	$103	$143
Agricultural Productivity	37	135	279	439

Total	$114	$224	$382	$582

Investment in Equity Affiliates
Seeds and Genomics	$40	$37	$49	$66
Agricultural Productivity	2	1	1	17

Total	$42	$38	$50	$83

(1)	As discussed in Note 2 — Significant Accounting Policies — Monsanto changed its marketing approach for certain trait fees, which resulted in certain trait revenue being recognized earlier — in the second half of calendar year 2001 rather than in the first half of calendar year 2002.
(2)	Earnings (loss) before cumulative effect of accounting change, interest, and income taxes; see the following table for reconciliation.
    A reconciliation of earnings before cumulative effect of accounting change, interest, and income taxes (EBIT) to income before cumulative effect of accounting change for each year follows:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

(Dollars in millions)	2003	2002	2001	2000

EBIT	$8	$261	$532	$518
Interest Expense — Net	(46)	(59)	(73)	(184)
Income Tax (Provision) Benefit	27	(73)	(164)	(159)

Income (Loss) Before Cumulative Effect of Accounting Change	$(11)	$129	$295	$175

     Although inflation is relatively low in most of Monsanto’s major markets, it continues to affect operating results. To mitigate the effect of inflation, Monsanto implemented measures to control costs, to improve productivity, to manage capital expenditures and working capital, and to raise selling prices when government regulations and competitive conditions permit. In addition, the current costs of replacing certain assets are estimated to be greater than the historical costs presented in the financial statements. Accordingly, the depreciation expense reported in the Statement of Consolidated Operations would be greater if it were stated on a current-cost basis.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Latin America is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers
	Excluding Inter-area Sales				Long-Lived Assets

	Eight Months				As of
	Ended Aug. 31,	Year Ended Dec. 31,			Aug. 31,	As of Dec. 31,

(Dollars in millions)	2003	2002	2001	2000	2003	2002	2001	2000

United States	$1,975	$2,986	$3,358	$3,089	$2,896	$2,965	$4,853	$5,127
Latin America	554	571	923	1,103	605	554	857	801
Europe-Africa	498	619	626	635	413	417	597	656
Asia-Pacific	162	316	370	449	118	112	128	131
Canada	184	181	185	217	43	34	37	14

Total	$3,373	$4,673	$5,462	$5,493	$4,075	$4,082	$6,472	$6,729

NOTE 24.    OTHER EXPENSE — NET

During the transition period, the company recorded $396 million for the Solutia PCB litigation settlement in other expense that was called out separately in the Statement of Consolidated Operations. Further description of the Solutia PCB litigation settlement is provided in this note. The significant components of other expense (income) were:

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

Dollars in millions	2003	2002	2001	2000

Litigation Matters — Net	$—	$17	$60	$—
Equity Affiliate Expense — Net (see Note 25 — Equity Affiliates)	26	43	41	34
Foreign-Currency Transaction Losses — Net	21	36	32	22
Loss (Gain) on Sale of Businesses and Assets	(1)	(24)	—	2
Gains Realized Upon Sale of Equity Securities	—	(12)	(8)	—
Deferred Payout Provision Related to Past Business Divestiture	—	—	(8)	—
Impairments of Equity Investments and Securities	—	—	8	—
Early Extinguishment of Debt	—	—	4	—
Banking and Other Related Fees	11	10	8	5
Other Miscellaneous Expense (Income)	10	(12)	(10)	(14)

Other Expense — Net	$67	$58	$127	$49

     Other miscellaneous expense for the transition period comprises numerous items that are less than $5 million individually.

     Charges for litigation matters in calendar year 2002 related primarily to an agreement among Monsanto and certain subsidiaries, DuPont, and DuPont’s Pioneer subsidiary. Under the agreement, the parties agreed to resolve a number of business and patent disputes among the parties. The agreement also included new royalty and business arrangements, including the granting of technology licenses.
     Litigation matters in calendar year 2001 included charges of $82 million and a gain of $22 million related to the three matters discussed below.

•	In November 2001, a federal appeals court upheld a 1999 judgment against DEKALB Genetics (now a wholly owned subsidiary of Monsanto) in a licensing dispute brought by Aventis CropScience S.A. (now Bayer CropScience). As a result, a reserve of $50 million for punitive damages was recorded in other expense in 2001. The reserve was included in miscellaneous short-term accruals in the Statement of Consolidated Financial Position as of Dec. 31, 2001, and it was paid during calendar year 2002.

•	In January 2002, Monsanto and Central Garden and Pet (Central Garden) announced the settlement of all litigation related to Central Garden’s distributorship of lawn-and-garden products during the 1990s for a divested business of the former Monsanto. As a result, the company recorded a net pretax charge of $32 million in other expense in calendar year 2001; Central Garden has paid Monsanto $5.5 million for products shipped to Central Garden under the distribution agreement; and, Central Garden’s Pennington subsidiary also agreed to purchase $2 million of Monsanto’s glyphosate material under an existing supply agreement with Monsanto.

•	In October 2001, Monsanto and DuPont announced the resolution of issues related to Monsanto’s MON810 YieldGard insect-protected corn trait used in corn hybrids sold by Pioneer. The resolution includes the dismissal of several lawsuits regarding the development, licensing and sale of MON810 YieldGard products. Under

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

this agreement, Pioneer will continue to sell MON810 YieldGard insect-protected corn hybrids under a royalty-bearing license from Monsanto. In addition, Monsanto received a one-time fee of approximately $56 million. The major components of this fee relate to Pioneer’s past use of Monsanto’s MON810 YieldGard product and to royalties related to Pioneer’s sales of MON810 YieldGard products during calendar year 2001. The portion of the fee related to Pioneer’s past use of the product and to the settlement of other issues ($22 million) was recorded as other income. The royalties related to MON810 YieldGard products sold during calendar year 2001 were recorded as trait revenues in the fourth quarter of calendar year 2001.

PCB Litigation Settlement: As discussed in Note 22 — Commitments and Contingencies — Monsanto participated in a global settlement, which included Solutia and Pharmacia, relating to certain Solutia PCB litigation in Alabama. Monsanto paid $150 million of its share of the $550 million cash settlement in August 2003, and the remaining $400 million was paid in September 2003. Receivables of $155 million have been recorded for the insurance proceeds, the majority of which Monsanto expects to receive during fiscal year 2004. As a result, Monsanto recorded a pretax charge of $396 million ($252 million aftertax, reflecting a tax benefit of $144 million) in August 2003. The net charge of $396 million includes $1 million of related legal expenses.

NOTE 25.    EQUITY AFFILIATES

Equity affiliate expense includes investments in a number of affiliates that are accounted for using the equity method. Equity affiliate expense from Renessen LLC, a 50-50 owned and funded joint venture by Monsanto and Cargill, was $26 million in the transition period, $41 million in calendar year 2002, $41 million in calendar year 2001, and $31 million in calendar year 2000, and represented substantially all of equity affiliate expense. Due to the change in fiscal year end, Renessen is in the process of preparing its business plan for the remainder of fiscal year 2004 for presentation to Monsanto and Cargill. Summarized financial information related to Renessen LLC is as follows:

	As of Aug. 31,	As of Dec. 31,

Dollars in millions	2003	2002	2001	2000

Current Assets	$ 3	$6	$—	$—
Noncurrent Assets	3	3	3	3
Current Liabilities	13	13	11	12
Noncurrent Liabilities	1	1	—	—

	Eight Months
	Ended Aug. 31,	Year Ended Dec. 31,

Dollars in millions	2003	2002	2001	2000

Net Sales	$ 6	$2	$1	$—
Gross Margin	—	(1)	—	—
Research and Development Expenses	40	61	64	49
Net Loss	(53)	(82)	(82)	(63)

     During the transition period and calendar year 2002, Monsanto performed services which were fair valued at $33 million and $47 million, respectively, of R&D for Renessen LLC, which was recovered at cost.

NOTE 26.    ADVERTISING COSTS

Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative expenses as they were incurred, or expensed ratably during the year in relation to revenues or certain other performance measures. Advertising costs were $37 million for the transition period and $70 million, $96 million and $103 million for the calendar years 2002, 2001 and 2000, respectively.

NOTE 27.    RELATED-PARTY TRANSACTIONS

On Sept. 1, 2000, Monsanto entered into a master transition services agreement with Pharmacia, which was then its majority shareowner. Some terms under this master agreement expired on Dec. 31, 2001. New terms were negotiated in calendar year 2002, which do not differ materially from previously agreed terms. Under these agreements, Monsanto provides certain administrative support services to Pharmacia; and Pharmacia primarily provides information technology and human resources support to Monsanto. These agreements continue to be effective after Pharmacia’s Aug. 13, 2002, spinoff of Monsanto. During the period from Jan. 1, 2002, to Aug. 13, 2002, Monsanto recognized expenses of $22 million, and it recorded a reimbursement of $27 million for costs incurred on behalf of Pharmacia. During 2001, Monsanto recognized expenses of $70 million, and it recorded a reimbursement of $48 million for costs incurred on behalf of Pharmacia. During the last four months of 2000, Monsanto recognized expenses of $25 million, and it recorded a reimbursement of $24 million for costs incurred on behalf of Pharmacia. As of Dec. 31, 2002, the company had a net receivable balance of $2 million with Pharmacia. As of Dec. 31, 2001, the company had a net payable balance (excluding dividends payable) of $43 million with Pharmacia. Transition services, employee benefits, capital project costs, and information technology costs comprised both balances.
     From the IPO closing date through November 2002, Pharmacia provided loan and deposit management services to Monsanto’s ex-U.S. subsidiaries. Since November 2002, Monsanto has maintained its cash-management strategy by working with third-party banks. Until Aug. 13, 2002, Pharmacia was also the

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

counterparty to some of Monsanto’s foreign-currency exchange contracts. Since Aug. 13, 2002, Monsanto has maintained its foreign-currency exchange strategies by working with third-party banks. As of Dec. 31, 2001, the fair value of the company’s outstanding foreign-currency exchange contracts with Pharmacia was a loss of $7 million. In addition, Monsanto pays a fee to Pharmacia because Pharmacia is the named party on a guarantee of debt of a Monsanto subsidiary issued prior to Monsanto’s separation from Pharmacia on Sept. 1, 2000. Fees for these services are comparable to those that Monsanto would have incurred with a third party.

     On Aug. 13, 2002, Monsanto repaid its outstanding short-term debt to Pharmacia and entered into a new short-term debt arrangement with Pharmacia for $150 million. This new short-term debt was repaid in August 2002 with a portion of the proceeds received from Monsanto’s issuance of 7 3/8% Senior Notes. As of Dec. 31, 2001, Monsanto was in a net borrowing position of $224 million with Pharmacia. Interest rates were comparable to those that Monsanto would have incurred with a third party.
     Monsanto and Pharmacia entered into an agreement whereby Pharmacia paid Monsanto approximately $40 million, for certain expenses incurred by Monsanto relating to the spinoff of Monsanto by Pharmacia effective Aug. 13, 2002. Monsanto expects to use these funds to pay for the separation of the Monsanto and Pharmacia research and development organizations, legal activities required to definitively separate the ownership of certain intellectual property, and other types of activities that arose directly as a result of the spinoff. Funds unspent as of Aug. 31, 2003, are recorded in short-term accruals and the company expects to use these funds for their designated purposes by December 2003.

NOTE 28.    QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the calendar year quarters as indicated. Because of the change in fiscal year to August 31, only the first two quarters were reported in the transition period.

Dollars in millions, except per share amounts

							Diluted Earnings (Loss) per Share			(1)

				Income (Loss) Before	Cumulative Effect	Net	Income (Loss) Before	Cumulative Effect	Net
	Net		Gross	Cumulative Effect	of Accounting	Income	Cumulative Effect	of Accounting	Income
2003	Sales	(2)	Profit	of Accounting Change	Change (Note 9)	(Loss)	of Accounting Change	Change (Note 9)	(Loss)

1st Quarter	$1,147		$533	$107	$(12)	$60	$0.28	$(0.05)	$0.23

2nd Quarter	1,682		894	437	—	295	1.12	—	1.12

2002

1st Quarter	$1,221		$604	$86	$(1,822)	$(1,736)	$0.33	$(6.92)	$(6.59)

2nd Quarter	1,553		818	147	—	147	0.56	—	0.56

3rd Quarter	679		201	(165)	—	(165)	(0.63)	—	(0.63)

4th Quarter	1,220		557	61	—	61	0.23	—	0.23

Total Year	$4,673		$2,180	$129	$(1,822)	$(1,693)	$0.49	$(6.94)	$(6.45)

2001

1st Quarter	$1,306		$607	$55		$55	$0.21		$0.21

2nd Quarter	2,011		1,189	389		389	1.47		1.47

3rd Quarter	936		384	(45)		(45)	(0.17)		(0.17)

4th Quarter	1,209		465	(104)		(104)	(0.40)		(0.40)

Total Year	$5,462		$2,645	$295		$295	$1.12		$1.12

(1)	Because of the quarterly changes in the effects of dilutive stock options in 2002, correlated with the average quarterly stock price, quarterly earnings (loss) per share do not total to the full-year amount. Additionally, because Monsanto reported a loss before cumulative effect of accounting change in the third and fourth quarters of 2001, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.
(2)	Historically, Monsanto generates the majority of its sales during the first half of the year, primarily because of the timing of the planting season in the Northern Hemisphere.

Notes to Consolidated Financial Statements (continued)

MONSANTO COMPANY	2003 FORM 10-K

NOTE 29.    SUBSEQUENT EVENT

In October 2003, Monsanto announced plans to continue to reduce the costs associated with its agricultural chemistry business as that segment matures globally. The company will further concentrate its resources on its seeds and traits businesses. These plans include: (1) reducing costs associated with the company’s Roundup herbicide business, (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. These actions will require charges of up to $155 million aftertax in fiscal year 2004. Decisions surrounding the European wheat and barley business will also require a reevaluation for potential impairment of goodwill related to the company’s global wheat business. Goodwill for this business was recorded at approximately $80 million pretax as of Aug. 31, 2003; currently, Monsanto anticipates $69 million of this goodwill will be written off in the first quarter of fiscal year 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Aug. 31, 2003 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
     During the transition period that ended on the Evaluation Date, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

MONSANTO COMPANY	2003 FORM 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information appearing in Monsanto Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A not later than Dec. 29, 2003 (Proxy Statement), is incorporated herein by reference:

•	information appearing under the heading “Information Regarding Board of Directors and Committees — Composition of Board of Directors,” including biographical information regarding nominees for election to, and members of, the Board of Directors

•	information appearing under the heading “Certain Other Information Regarding Management — Section 16(a) Beneficial Ownership Reporting Compliance”

•	information appearing under the heading “Board Meetings and Committees — Audit and Finance Committee,” regarding the membership and function of the Audit and Finance Committee, and the financial expertise of its members.

     Monsanto has adopted a Code of Ethics for Chief Executive and Senior Financial Officers (Code), which applies to its Chief Executive Officer and the senior leadership of its finance department, including its Chief Financial Officer and Controller. This Code is available on our Internet Web site at http://www.monsanto.com, at the tab “Our Pledge.” Any amendments to, or waivers from, the provisions of the Code will be posted to that same location within five business days, and will remain on the Web site for at least a 12-month period.

     The following information with respect to the executive officers of the Company on Nov. 1, 2003, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Jan. 1, 1998*

Brett D. Begemann, 42	Executive Vice President, International Commercial	2003	Regional Director, North Central Region — Pharmacia Corporation, 10/97-7/99; Vice President, U.S. Branded Products — Pharmacia Corporation, 7/99-10/01; Vice President, Asia-Pacific — Monsanto Company, 11/01-6/03; present position, 6/03

Charles W. Burson, 59	Executive Vice President, Secretary, General Counsel	2001	Counsel to the Vice President of the United States, 1997- 1999; Assistant to the President and Chief of Staff and Counselor to the Vice President, the White House, Office of the Vice President, 1999-2001; present position, 4/01

Carl M. Casale, 42	Executive Vice President, North America Commercial	2000	Co-Lead, U.S. Markets — Pharmacia Corporation, 7/97-8/99; Vice President, North America — Pharmacia Corporation, 9/99-6/00; Vice President, North America — Monsanto Company, 6/00-6/03; present position, 6/03

Richard B. Clark, 51	Vice President and Controller	2001	Controller, Integrated Financial Services — Pharmacia Corporation, 1997-1999; Vice President and Controller — Pharmacia Corporation, 1999-2000; Vice President, Financial Shared Services — Pharmacia Corporation, 2000-2001; present position, 2001

Terrell K. Crews, 48	Executive Vice President and Chief Financial Officer	2000	General Auditor — Pharmacia Corporation, 6/97-12/98; Global Finance Lead, Global Seed Group — Pharmacia Corporation, 12/98-7/99; Chief Financial Officer, Agricultural Sector — Pharmacia Corporation, 7/99-2/00; Chief Financial Officer — Monsanto Company, 2/00-8/00, present position, 8/00

Robert T. Fraley, 50	Executive Vice President and Chief Technology Officer	2000	Co-President, Agricultural Sector — Pharmacia Corporation, 1997-2000; Vice President and Chief Technology Officer — Monsanto Company, 2/00-8/00; present position, 8/00

Hugh Grant, 45	Chairman of the Board, President and Chief Executive Officer	2000	Co-President, Agricultural Sector — Pharmacia Corporation, 1998-2000; Vice President and Chief Operating Officer — Monsanto Company, 2/00-8/00; Executive Vice President and Chief Operating Officer, 8/00-5/03; President and Chief Executive Officer, 5/03; present position, 10/03

Janet M. Holloway, 49	Vice President and Chief Information Officer; Responsible for Human Resource Matters	2000	Co-Lead, Information Technology, Agricultural Sector — Pharmacia Corporation, 1997-1999; Chief Information Officer — Pharmacia Corporation, 1999-2000; Chief Information Officer, 8/00-6/03; Vice President and Chief Information Officer — Monsanto Company, 6/03; present position, 7/03

MONSANTO COMPANY	2003 FORM 10-K

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Jan. 1, 1998*

Mark J. Leidy, 47	Executive Vice President, Manufacturing	2001	Director of Manufacturing, Roundup — Pharmacia Corporation, 1996-1998; Director of Manufacturing, Global Seed Supply — Monsanto Company, 1998-2000; Vice President, Manufacturing, 2/01-6/03; present position, 6/03

Cheryl P. Morley, 49	Senior Vice President, Corporate Strategy	2000	President, Animal Agricultural Group — Pharmacia Corporation, 1997-2000; President of Animal Agricultural Group — Monsanto Company, 8/00-6/03; present position, 6/03

Robert A. Paley, 55	Vice President and Treasurer	2002	Director of Asia-Pacific Monsanto Company Entities — Monsanto Company, 1997-2000; Assistant Treasurer — Monsanto Company, 2000-2002; present position, 9/02

Gerald A. Steiner, 43	Executive Vice President, Commercial Acceptance	2001	Director, Global Chemistry Strategy — Pharmacia Corporation, 1996-1998; General Manager, Europe-Africa Ag Business — Pharmacia Corporation, 1998-2000; Senior Vice President, Ag & Pharma Discovery Services — Celera Genomics, 2000-2001; Vice President, Strategy — Monsanto Company, 2001-6/03; present position, 6/03

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

ITEM 11.	EXECUTIVE COMPENSATION.

The following information, appearing under the following headings of the Proxy Statement, is incorporated herein by reference: “Information Regarding Board of Directors and Committees — Compensation of Directors”; “Information Regarding Board of Directors and Committees — Other Compensation Arrangements”; “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation”; “Executive Compensation”; “Approval of Amendments to the Monsanto Long-Term (Proxy Item No. 3)”; and “Certain Agreements.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information appearing in the Proxy Statement, under the headings “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information, appearing under the following headings of the Proxy Statement, is incorporated herein by reference: “Information Regarding Our Formation”; “Information Regarding Board of Directors and Committees — Other Compensation Arrangements”; “Arrangements Between Monsanto and Pharmacia”; “Certain Other Information Regarding Management — Transactions and Relationships”; “Appendix A — Information Regarding Our Formation”; and “Appendix D — Summary Description of Agreements Between Monsanto and Pharmacia.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding fees paid to Monsanto’s independent auditor, appearing in the Proxy Statement under the heading “Report of the Audit and Finance Committee,” is incorporated herein by reference.

MONSANTO COMPANY	2003 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report:

1.	The following financial statements appearing in Item 8: “Statement of Consolidated Operations”; “Statement of Consolidated Financial Position”; “Statement of Consolidated Cash Flows”; “Statement of Consolidated Shareowners’ Equity”; and “Statement of Consolidated Comprehensive Income (Loss).”

2.	Financial Statement Schedules: Consolidated Financial Statements of Renessen LLC. This Schedule will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

3.	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following Exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.15 through 10.29. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

(b) Reports on Form 8-K during the quarter ended Aug. 31, 2003:

Date Filed or Furnished	Item No.	Description

July 23, 2003	Item 8	The company filed a report on Form 8-K (Item 8), providing: a press release dated July 23, 2003, announcing the company’s new fiscal year end; and a copy of the Amended and Restated By-Laws amended to reflect the change in fiscal year end.

July 31, 2003	Items 9 and 12	The company furnished a report on Form 8-K (Item 9 and Item 12), pursuant to Regulation FD and in connection with the release of information regarding results of operations and financial condition, providing: (i) a press release announcing Monsanto Company’s second quarter 2003 financial and operating results; (ii) first-half 2003 unaudited supplemental data; (iii) 1996-2003 Monsanto Biotechnology U.S. Trait Acreage; and (iv) a slide presentation to accompany the company’s webcast financial results conference call held on July 31, 2003.

Aug. 4, 2003	Item 9	The company furnished a report on Form 8-K (Item 9), pursuant to Regulation FD, providing a slide presentation prepared for use by the company’s Chief Executive Officer and Chief Financial Officer at investor meetings in New York and Boston on Aug. 4, 5 and 6, 2003.

Aug. 15, 2003	Item 12	The company furnished a report on Form 8-K (Item 12), pursuant to Regulation FD and in connection with the posting of certain historical pro forma financial information based on the new fiscal year to the company’s Web site on Aug. 14, 2003.

SCHEDULE
Consolidated Financial Statements of Renessen LLC
(A Development Stage Company)

Page

INDEPENDENT AUDITORS’ REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR THE EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003:

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Members’ Interest (Deficiency)	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6-13

INDEPENDENT AUDITORS’ REPORT

To the Members of Renessen LLC
Bannockburn, Illinois

We have audited the accompanying consolidated balance sheets of Renessen LLC (A Development Stage Company) (the “Company”) as of August 31, 2003, December 31, 2002 and 2001 and the related consolidated statements of operations, members’ interest (deficiency) and cash flows for the eight months ended August 31, 2003 and for each of the three years in the period ended December 31, 2002, and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2003, December 31, 2002 and 2001, and the results of its operations and its cash flows for the eight months ended August 31, 2003 and for each of the three years in the period ended December 31, 2002, and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company’s recurring losses from development stage activities and the Members’ minimum funding commitment expiring on January 31, 2004 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
September 25, 2003

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003, DECEMBER 31, 2002 AND 2001

		December 31,
	August 31,
	2003	2002	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$456,889	$4,540,430	$63,967
Accounts receivable	1,255,304	773,250
Inventories	225,658	39,058
Prepaid expenses	230,819	774,929	119,560
Other current assets	311,276

Total current assets	2,479,946	6,127,667	183,527

INVESTMENT IN JOINT VENTURE			31,615

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	3,843,611	3,518,651	3,449,664
Accumulated depreciation	(2,051,866)	(1,749,634)	(1,180,996)

Property, plant and equipment—net	1,791,745	1,769,017	2,268,668

OTHER NON-CURRENT ASSETS	1,231,284	1,118,227	436,644

TOTAL	$5,502,975	$9,014,911	$2,920,454

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$365,216	$1,085,492	$784,033
Accrued expenses	5,528,871	4,696,952	6,490,956
Short-term borrowings	1,709,625	1,649,828
Due to member—Monsanto Company	4,905,172	4,728,343	3,237,671
Due to member—Cargill Incorporated	405,487	668,928	442,598

Total current liabilities	12,914,371	12,829,543	10,955,258

ACCRUED RETIREMENT COSTS	1,231,284	1,118,227	436,644

LONG-TERM DEBT	47,945

MINORITY INTEREST		35,167

COMMITMENTS AND CONTINGENCIES

MEMBERS’ INTEREST (DEFICIENCY):
Contributions—Monsanto Company	149,683,817	122,549,928	82,403,056
Contributions—Cargill Incorporated	149,683,818	127,699,928	82,403,056
Accumulated deficit	(308,058,260)	(255,217,882)	(173,277,560)

Members’ deficiency	(8,690,625)	(4,968,026)	(8,471,448)

TOTAL	$5,502,975	$9,014,911	$2,920,454

See notes to consolidated financial statements.

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

					Period from
	Eight Months				January 7, 1999
	Ended				through
	August 31,				August 31,
	2003	2002	2001	2000	2003

REVENUES	$6,132,233	$2,212,717	$836,644	$175,000	$9,356,594

COSTS OF GOODS SOLD	6,112,392	3,307,398	1,248,672	333,291	11,001,753

GROSS MARGIN	19,841	(1,094,681)	(412,028)	(158,291)	(1,645,159)

COSTS AND EXPENSES:
Research and development	39,890,740	61,301,567	63,846,056	49,390,781	232,047,830
Selling and marketing	4,731,627	6,810,708	5,244,896	4,117,292	24,256,797
General and administrative	8,240,524	12,027,698	12,248,798	8,975,420	49,370,342

Total costs and expenses	52,862,891	80,139,973	81,339,750	62,483,493	305,674,969

OPERATING LOSS	(52,843,050)	(81,234,654)	(81,751,778)	(62,641,784)	(307,320,128)

OTHER INCOME (EXPENSES):
Other income (expenses)	63,406	(558,439)			(495,033)
Interest expense	(113,018)	(182,177)			(295,195)
Interest income	9,630		42,333	51,622	142,879
Equity in loss of China Joint Venture		(23,317)	(127,985)	(40,400)	(191,702)

Total other income (expenses)	(39,982)	(763,933)	(85,652)	11,222	(839,051)

LOSS BEFORE MINORITY INTEREST AND PROVISION (BENEFIT) FOR INCOME TAXES	(52,883,032)	(81,998,587)	(81,837,430)	(62,630,562)	(308,159,179)

PROVISION (BENEFIT) FOR INCOME TAXES

LOSS BEFORE MINORITY INTEREST	(52,883,032)	(81,998,587)	(81,837,430)	(62,630,562)	(308,159,179)

MINORITY INTEREST IN LOSS OF CONSOLIDATED CHINA JOINT VENTURE	42,654	58,265			100,919

NET LOSS	$(52,840,378)	$(81,940,322)	$(81,837,430)	$(62,630,562)	$(308,058,260)

See notes to consolidated financial statements.

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ INTEREST (DEFICIENCY)
EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

	Members’		Total
	Interest (Deficiency)		Members’
	Monsanto	Cargill	Interest
	Company	Incorporated	(Deficiency)

INITIAL CASH CONTRIBUTION—January 7, 1999	$500,000	$500,000	$1,000,000

ADDITIONAL CASH CONTRIBUTIONS	11,549,453	11,549,453	23,098,906

TOTAL CONTRIBUTIONS	12,049,453	12,049,453	24,098,906

NET LOSS	(14,404,784)	(14,404,784)	(28,809,568)

BALANCE—December 31, 1999	(2,355,331)	(2,355,331)	(4,710,662)

CASH CONTRIBUTIONS	29,315,090	29,315,090	58,630,180

NET LOSS	(31,315,281)	(31,315,281)	(62,630,562)

BALANCE—December 31, 2000	(4,355,522)	(4,355,522)	(8,711,044)

CASH CONTRIBUTIONS	41,038,513	41,038,513	82,077,026

NET LOSS	(40,918,715)	(40,918,715)	(81,837,430)

BALANCE—December 31, 2001	(4,235,724)	(4,235,724)	(8,471,448)

CASH CONTRIBUTIONS	40,146,872	45,296,872	85,443,744

NET LOSS	(40,970,161)	(40,970,161)	(81,940,322)

BALANCE—December 31, 2002	(5,059,013)	90,987	(4,968,026)

CASH CONTRIBUTIONS	27,133,889	21,983,890	49,117,779

NET LOSS	(26,420,189)	(26,420,189)	(52,840,378)

BALANCE—August 31, 2003	$(4,345,313)	$(4,345,312)	$(8,690,625)

See notes to consolidated financial statements.

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

					Period from
	Eight Months				January 7, 1999
	Ended				through
	August 31,				August 31,
	2003	2002	2001	2000	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,840,378)	$(81,940,322)	$(81,837,430)	$(62,630,562)	$(308,058,260)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	353,127	585,657	586,311	468,978	2,121,406
(Gain) loss from disposal of property, plant and equipment	(367)	324,588	4,538	(296)	328,463
Equity in loss of China Joint Venture		23,317	127,985	40,400	191,702
Minority interest	(42,654)	(58,265)			(100,919)
Change in operating assets and liabilities— net of assets acquired and liabilities assumed:
Accounts receivable	(482,054)	(362,335)			(844,389)
Prepaid expenses and other	127,264	(2,097,476)	(310,255)	(240,159)	(2,526,416)
Inventories	(186,600)	536,285			349,685
Accounts payable	(720,276)	1,067,459	153,724	509,707	1,131,216
Accrued expenses	831,919	(1,803,324)	1,171,525	1,972,159	5,519,551
Accrued retirement costs	113,057	681,583	436,644		1,231,284

Net cash flows from operating activities	(52,846,962)	(83,042,833)	(79,666,958)	(59,879,773)	(300,656,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(379,544)	(275,583)	(304,071)	(1,118,220)	(4,110,659)
Proceeds from disposal of property, plant and equipment	4,056				4,056
Investment in China Joint Venture				(200,000)	(200,000)
Cash acquired upon consolidation of China Joint Venture		404,133			404,133

Net cash flows from investing activities	(375,488)	128,550	(304,071)	(1,318,220)	(3,902,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to member—Monsanto Company	176,829	1,490,672	(2,028,495)	2,291,599	4,905,172
Due to member—Cargill Incorporated	(263,441)	226,330	(67,095)	(87,717)	405,487
Short-term borrowings	59,797	150,000			209,797
Long-term debt proceeds	47,945				47,945
Contributions from minority interest		80,000			80,000
Contributions from member—Monsanto Company	27,133,889	40,146,872	41,038,513	29,315,090	149,683,817
Contributions from member—Cargill Incorporated	21,983,890	45,296,872	41,038,513	29,315,090	149,683,818

Net cash flows from financing activities	49,138,909	87,390,746	79,981,436	60,834,062	305,016,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,083,541)	4,476,463	10,407	(363,931)	456,889

CASH AND CASH EQUIVALENTS—Beginning of period	4,540,430	63,967	53,560	417,491

CASH AND CASH EQUIVALENTS—End of period	$456,889	$4,540,430	$63,967	$53,560	$456,889

See notes to consolidated financial statements.

RENESSEN LLC
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

1.	ORGANIZATION

Business Formation and Structure—Renessen LLC, a Delaware Limited Liability Company (“Renessen” or the “Company”), was formed on January 4, 1999 as a joint venture of Cargill Incorporated (“Cargill”) and Monsanto Company (“Monsanto”), collectively, the Members. The Company began operations on January 7, 1999.

The Company has three wholly owned Delaware limited liability companies, Renessen Holdings LLC (“Renessen Holdings”), Renessen Holdings II LLC (“Renessen Holdings II”) and Renessen Holdings III LLC. Renessen Holdings and Renessen Holdings II were established in 2000, in preparation for the formation of the Company’s Argentine and Brazilian affiliates. Renessen Argentina S.R.L. (“Renessen Argentina”) was formed in 2001 and is an Argentine limited liability company owned by Renessen Holdings and Renessen Holdings II. Renessen do Brasil, Ltda. was formed in 2002 and is a Brazilian limited liability company owned by Renessen Holdings and Renessen Holdings II. During 2003, the Company established Renessen III LLC for the purpose of developing the China market outside of Liaoning Province. All material intercompany accounts and transactions have been eliminated.

During 2000, the Company invested $200,000 in Zhangwu Cargill Renessen Specialty Grains Company Ltd. (the “China Joint Venture”) for the purpose of developing the market in Liaoning Province, China. Under the terms of the original China Joint Venture Agreement, the ownership percentage interests for the investors were (i) 40% for Renessen, (ii) 40% for Cargill Asia Pacific. (“Cargill Asia Pacific”), and (iii) 20% for Zhangwu Jin Di Yuan Co. Ltd. On March 21, 2002, Renessen purchased an additional 35% ownership interest from Cargill Asia Pacific for $1 and Cargill Asia Pacific sold the remainder of its ownership interest to Cargill Fertilizer, Inc. (“Cargill Fertilizer”). As a result of this transaction, Renessen owns a controlling 75% interest in the China Joint Venture, and Cargill Fertilizer and Zhangwu Jin Di Yuan Co. Ltd. have a 5% and 20% ownership interest in the China Joint Venture, respectively.

In accordance with the Formation Agreement, the Members initially each contributed $500,000 in cash and intellectual property at an agreed value of $15,300,000 to the Company. Such intellectual property is not included in the consolidated balance sheet as it was transferred to the Company at each Member’s carrying basis of zero. Also pursuant to the Formation Agreement, the Members are required to make certain additional cash contributions in accordance with the annual budget approved by the Governance Board (the “Board”). Minimum funding commitments for each Member, as provided in the Joint Venture Agreement, were $41.5 million in 2003 and $45 million in 2002 and $40.5 million in 2001. Member commitments in future years are $75 million for each Member. During October 2003, the Board approved a partial business plan and related funding through January 31, 2004 and the remainder of the fiscal year 2004 business plan is subject to Board approval at the Board’s next meeting scheduled in January 2004.

Monsanto and Cargill each have a 50% ownership interest in the Company. Income or losses of the Company are shared equally by the Members and both Members have equal representation and participation on the Board of the Company. In the event of termination, liquidation or dissolution, all assets and liabilities of the Company would be distributed to the Members in the ratio of the investment balances as provided by the terms of the Formation Agreement.

Nature of the Business—Renessen’s objective is to transform the way that crops are grown, traded and processed around the world, resulting in an increased value and choice for farmers, livestock and poultry feeders, feed mills, grain processors and consumers. Renessen expects to achieve this objective by drawing upon Monsanto’s global capabilities in biotechnology, crop seed production and agricultural inputs, and by drawing upon Cargill’s global capabilities in animal nutrition, agricultural inputs, grain handling, grain processing and risk management.

Risks Involved in Renessen’s Activities

•	Success of genetically enhanced crops in the food supply is dependent on public acceptance and, in some cases, regulatory approval.

•	The Company’s success is dependent on developing profitable products that meet the technical, functional, and economic requirements of farmers, animal feeders, feed mills, and grain processors.

The Company is actively involved in the monitoring and management of these risks.

Since 1999, the Company has engaged in limited commercial activities. In 2000, 2001, and 2002, the Company began to arrange for the production and sale of high oil corn in Argentina and China, for the production and sale of high oil corn in Brazil and for the production and sale of high protein soybeans and products derived therefrom in the United States of America, respectively. Since the Company has not derived significant revenues from its commercial activities, the Company is a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company has incurred significant operating losses since its inception which raise substantial doubt about the ability to continue as a going concern. The Company expects that significant operating expenditures will be necessary to successfully implement its business plan and reach profitability. Additional financing or contributions by its Members beyond January 2004 is required for the Company to continue as a going concern. The Company is in the process of preparing a business plan for the remainder of fiscal year 2004 and will be presented to the Board for approval. Management believes that if the business plan is approved by its Members, there will be sufficient financial resources available to fund the Company’s anticipated expenditures during the next twelve months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective June 2003, Renessen changed its fiscal year-end from December 31 to August 31. The accompanying most recent financial statements are for the eight-month period ended August 31, 2003.

Business Segment Information—The Financial Accounting Standards Board (the “FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June of 1997. SFAS No. 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The primary business of Renessen and its consolidated affiliates is to transform the way crops are grown, traded and processed around the world, resulting in an increased value and choice for farmers, livestock and poultry feeders, feed mills, grain processors and consumers. Accordingly, Renessen has concluded it has a single reportable segment. For the eight months ended August 31, 2003, two customers accounted for 24% and 22% of total revenues. During 2002 and 2001, one customer accounted for 20% and 25%, respectively, of total revenues. During 2000, no customer had more than 10% of total revenues. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003, two customers accounted for 15% and 14% of total revenues.

Basis of Consolidation—On March 21, 2002, the Company acquired an additional 35% interest in the China Joint Venture, which required the Company to consolidate the China Joint Venture for financial reporting purposes as the Company now has a controlling 75% interest in the China Joint Venture. Prior to March 21, 2002, the Company accounted for its 40% interest in the China Joint Venture under the equity method of accounting because the Company did not have control of the China Joint Venture. All material intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. To date, available cash has been invested daily in an overnight investment account managed by one of the Members.

Inventories—Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. Costs included in inventories primarily consist of materials which are related to the purchase and production of grain inventories.

Property, Plant and Equipment—Property, plant, and equipment are stated at cost. The Company’s policy is to depreciate or amortize the cost of property, plant, and equipment over the estimated useful lives of the assets, as indicated in the following table, by use of the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the assets. Maintenance and repairs are charged to expense as incurred.

Classification	Useful Life

Leasehold improvements	10 years
Office equipment and furniture and fixtures	5 to 8 years
Computer equipment	3 to 5 years

When facts and circumstances indicate that the carrying value of a long-lived asset may be impaired, an evaluation of recoverability is performed. In such an evaluation, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if a write-down is required. During the periods presented, there was no such impairment.

Revenue Recognition—Revenue is recognized when the earning process is complete and persuasive evidence of an arrangement exists in the form of a sales invoice, the trait premium is fixed and determinable, the risks and rewards of ownership have transferred to a third-party customer, which has occurred upon shipment of the finished product (seed or grain) and collectibility is reasonably assured.

Research and Development Costs—Research and development costs are charged to expense as incurred.

Member Expense Reimbursement—The Company reimburses costs incurred by the Members on behalf of the Company on a monthly basis.

Income Taxes—The Company is treated as a partnership for U.S. federal and state income tax purposes. Members are taxed individually on their proportionate share of the Company’s taxable income or loss, which is allocated among the Members in accordance with the Company’s operating agreement. Beginning September 1, 2003, the Company’s foreign operations are subject to foreign income taxes.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of short-term borrowings at August 31, 2003 and 2002 approximates fair value, as a result of the variable interest rates paid on the Company’s borrowings.

Use of Derivatives—The Company uses derivatives designed to hedge the changes in fair value of the trait premium, as well as the price volatility of certain commodities. Given that the asset (seed enhanced with Renessen trait) does not have a readily available market and measures of effectiveness are difficult, management has not applied hedge accounting. Therefore, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the hedges are marked to market with the resulting difference being included in current operations. At August 31, 2003, Renessen had 20 outstanding futures contracts whose value was not significant. For the years ended December 31, 2002 and 2001, the Company recorded losses totaling $14,193 and $62,593, respectively in research and development expense. During the eight months ended August 31, 2003 and the year ended December 31, 2002, the Company recorded losses totaling $206,145 and $156,715, respectively, and a gain of $129,988 for the year ended December 31, 2001 in costs of goods sold. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003, the Company recorded losses totaling $233,335 and $76,786, respectively, in costs of goods sold and research and development expense.

Foreign Currency Translation—For international operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using average exchange rates. Resulting translation adjustments, if any, are reported in a separate component of Members’ Interest (Deficiency).

New Accounting Pronouncements—In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (“VIE”), also commonly referred to as special purpose entities (“SPE”). The objective of this interpretation is to provide guidance on how to identify a VIE and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a Company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of August 31, 2003, the Company does not have any VIEs.

On May 15, 2003, the FASB issued Statement No. 150, Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS No. 150”). The issuance of SFAS No. 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The Company does not expect the requirements of SFAS No. 150 to have a material impact on results of operations, financial position, or liquidity.

Reclassifications—Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

The Company purchases most of its services (including, but not limited to, cash management, payables processing, research and development, internal audit, regulatory and risk management) at agreed-upon prices pursuant to established contracts with the Members. The Company reimburses the Members in accordance with Research & Development, Administrative Services and other agreements. The Members fund the Company’s cash operating requirements on a monthly basis. Due to member, Monsanto Company, as of August 31, 2003, December 31, 2002 and 2001 were $4,905,172, $4,728,343, and $3,237,671, respectively. Due to member, Cargill Incorporated, as of August 31, 2003, December 31, 2002 and 2001, were $405,487, $668,928, and $442,598, respectively.

The Company has amounts payable to its Members that represent services purchased from and payments made on behalf of the Company by the Members. Total expense related to these contracted services for the eight months ended August 31, 2003 and for each of the three years in the period ended December 31, 2002 was $36,727,570, $54,699,062, $55,540,166, and $49,260,182, respectively, and was $220,381,388 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003.

Account payable and accrued expenses as of August 31, 2003, December 31, 2002 and 2001 include $86,345, $319,475 and $1,629,441, respectively, due to related affiliates of the Members, net of $1,012,782, $1,372,860 and $1,082,210, respectively, due from related affiliates of the Members.

During December 2002, Cargill made an additional $5,150,000 cash contribution to the Company to fund future expenses.

4.	PROPERTY, PLANT AND EQUIPMENT

	2003	2002	2001

Leasehold improvements	$957,949	$957,949	$972,894
Office equipment and furniture and fixtures	1,157,539	1,147,565	934,744
Computer equipment	1,365,092	1,362,740	1,232,167
Construction-in-progress	363,031	50,397	309,859

Total	3,843,611	3,518,651	3,449,664
Less accumulated depreciation and amortization	(2,051,866)	(1,749,634)	(1,180,996)

Total	$1,791,745	$1,769,017	$2,268,668

5.	INVESTMENT IN SPECIALTY GRAINS COMPANY

As discussed in Note 1, since March 2002, Renessen owns a controlling 75% interest in the China Joint Venture and, accordingly, has consolidated the operations of the China Joint Venture since that date and recorded a 25% minority interest in its consolidated financial statements since acquiring a controlling interest.

In June 2002, Renessen contributed additional cash totaling $320,000 to the China Joint Venture and Zhangwu Jin Di Yuan Co. Ltd contributed $80,000.

Subsequent to August 31, 2003, the Joint Venture decided to wind down its operations due to continuing inability to contract, grow and collect projected quantities of high oil corn in Liaoning Province. The circumstances leading to this short fall include a very prolonged and severe drought and low grain collection percentages.

6.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The line of credit used by the China Joint Venture bears interest at LIBOR (1.05%, 1.38%, and 2.44% at August 31, 2003, December 31, 2002 and 2001, respectively) plus 55 basis points and is payable on demand. Outstanding borrowings at August 31, 2003, December 31, 2002 and 2001 were $1,549,804, $1,649,828 and $1,150,000, respectively. Additionally, Renessen has entered into an agreement with the financial institution to guarantee repayment of the line of credit on behalf of the China Joint Venture.

At August 31, 2003, Renessen do Brasil, Ltda. had short-term borrowings from Cargill Agricola S.A. of $159,821 which bears interest at Interbank Deposit Certificate (21.69% at August 31, 2003).

The China Joint Venture leases equipment from Foss Tecator AB. The lease payable at August 31, 2003 is $47,945, which is due in 5 years.

7.	COMMITMENTS AND CONTINGENCY

Lease Obligations—The Company leases office space under a noncancelable operating lease terminating on August 31, 2009. This lease has been guaranteed by the Members. Rent expense, including Renessen’s pro rata share of the building’s operating expenses for the eight months ended August 31, 2003 and for each of the three years in the period ended December 31, 2002 was $378,110, $576,474, $571,166, $492,695, respectively, and $2,221,852 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003.

Future minimum lease payments under the noncancelable operating lease are as follows:

Year Ending
August 31	Amount

2004	$431,308
2005	444,261
2006	457,428
2007	471,244
2008	485,492
Thereafter	499,955

Total	$2,789,688

8.	EMPLOYEE BENEFITS

All of the Company’s employees were seconded from the Members prior to January 1, 2001. On January 1, 2001, the majority of the seconded employees became employees of Renessen and began participating in Renessen-sponsored employee benefit plans. The majority of the remaining seconded employees will become Renessen employees before December 31, 2003.

401(k) Plan—The Renessen 401(k) Plan (the “Plan”) is a defined contribution plan. Employees voluntarily make contributions to the Plan in amounts based upon a percentage of their total compensation, up to a maximum of 16%, subject to limitations imposed by the Internal Revenue Service. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the Plan. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation. Renessen incurred expense of $235,069, $516,837, $456,306, and $1,208,212 related to contributions to the Plan for the eight months ended August 31, 2003 and each of the three years in the period ended December 31, 2002, and for the period from January 7, 1999 (date operations commenced) through August 31, 2003, respectively.

Supplemental Executive Retirement Plan—The Company has a Supplemental Executive Retirement Plan (“SERP”) which is a defined contribution plan available to certain key employees who exceed their 401(k) contribution limit. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the SERP. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation contributed to the SERP. During the eight months ended August 31, 2003 and for each of the three years in the period ended December 31, 2002, Renessen incurred expense of $445,918, $463,629, $194,506, respectively, related to contributions to the SERP. Additionally, the SERP provides “transition” benefits for certain employees who worked for the Members prior to the formation of Renessen. These transition payments totaled $253,519 and $242,138 in 2002 and 2001, respectively. For the period from January 7, 1999 (date operations commenced) through August 31, 2003, total contributions to the SERP totaled $916,924. These amounts, in addition to participant contributions and investment returns, totaling $1,231,284, $1,118,227 and $436,644 have been included in other noncurrent assets and accrued retirement costs on the consolidated balance sheets at August 31, 2003, December 31, 2002 and 2001, respectively.

Annual Incentive Plan—The Company has an annual incentive plan in place for its employees. Payments under the plan were based on performance and have been approved by the Board. During the eight months ended August 31, 2003, and for each year in the period ended December 31, 2002, 2001, and 2000 and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003, the Company paid $2,599,956, $2,596,746, $2,753,327, and $3,006,504 and $10,956,533, respectively.

Long-term Incentive Plan—The Renessen Long-term Incentive Plan (the “Plan”) was approved by the Board effective July 1999. The Plan is designed for participants to share in the growth in enterprise value created by Renessen. Participants annually receive unit grants with specified vesting and exercise requirements. The units have a minimum term of 10 years from date of grant and at least five years from date of first valuation. An independent appraiser will value Renessen’s equity from time to time, and the Board will approve the value. The Company plans to obtain an independent appraisal during 2004. There are 216,250 units approved for participants, of which 135,883 units have been awarded through August 31, 2003. Of the total units issued, 52,560, 29,616, and 15,862 units were exercisable at August 31, 2003, December 31, 2002 and 2001, respectively. The Plan is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and the Company records the estimated fair value of the Plan’s liability at each reporting period as it will ultimately settle the units for cash and changes in the fair value of the liability are recorded in general administrative expense on the statements of operations.

The Company has recorded an expense of $667,000 and $1,000,000 for 2003 and 2002, respectively. No expense has been recognized by Renessen prior to 2001 for this Plan due to management’s belief that the enterprise value of Renessen did not exceed the level that would cause amounts to be shared with the participants. The Company has used internal valuations, which considers future cash flows and related risks and uncertainties, to estimate enterprise value and the related Plan expense.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $28,075 and $59,935 for the eight months ended August 31, 2003 and for the period from January 7, 1999 (date operations commenced) through August 31, 2003. There was no interest paid prior to 2002.

Cash and non-cash investing activities related to the consolidation of the China Joint Venture during 2002 was:

Amount

Cash paid	$1

Liabilities assumed:
Accrued expenses	9,319
Short-term borrowings	1,499,828
Equity	14,526

Total liabilities assumed	1,523,673

Less noncash assets acquired:
Accounts receivable	410,915
Inventories	575,343
Prepaid expenses and other	5,476
Property, plant and equipment—net	127,807

Total noncash assets acquired	1,119,541

Cash acquired	$404,133

There were no cash and non-cash investing activities related to the consolidation of the China Joint Venture during the eight months ended August 31, 2003 and prior to January 1, 2002.

*  *  *  *  *  *

MONSANTO COMPANY	2003 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY
_______________________________________
(Registrant)

By:	/s/ RICHARD B. CLARK ______________________________________ Richard B. Clark

Vice President and Controller
(Principal Accounting Officer)

Date: Nov. 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Frank V. AtLee III)	Director	Nov. 25, 2003

* (Hugh Grant)	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	Nov. 25, 2003

* (Gwendolyn S. King)	Director	Nov. 25, 2003

* (Sharon R. Long)	Director	Nov. 25, 2003

* (C. Steven McMillan)	Director	Nov. 25, 2003

* (William U. Parfet)	Director	Nov. 25, 2003

* (George Poste)	Director	Nov. 25, 2003

* (Robert J. Stevens)	Director	Nov. 25, 2003

* (Terrell K. Crews)	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Nov. 25, 2003

/s/ RICHARD B. CLARK (Richard B. Clark)	Vice President and Controller (Principal Accounting Officer)	Nov. 25, 2003

*	Charles W. Burson, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/ CHARLES W. BURSON _______________________________________ Charles W. Burson
Attorney-in-Fact

MONSANTO COMPANY	2003 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.		Description

2	1.	Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Amended and Restated By-Laws effective Oct. 14, 2003.

4		Form of Indenture between the company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed May 17, 2002, File No. 333-88542).

9		Omitted — Inapplicable.

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	2.	Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated as of Sept. 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.1.	Amendment to Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 2.1 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	3.	Intellectual Property Transfer Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	4.	Services Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	5.	Corporate Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	6.	Distribution Agreement between Pharmacia and Solutia, as of Sept. 1, 1997 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by Pharmacia Corporation (f/k/a Monsanto Company) on Sept. 16, 1997, File No. 1-2516).

	6.1.	Amendment to Distribution Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company (incorporated by reference to Exhibit 99.1 of Form 8-K, filed July 30, 2002, File No. 1-16167).

	7.	Protocol Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company, relating to litigation in Alabama (incorporated by reference to Exhibit 99.3 of Form 8-K, filed July 30, 2002, File No. 1-16167).

	8.	Protocol Agreement dated Nov. 15, 2002, among Pharmacia, Solutia and the company (the Pennsylvania Agreement) (incorporated by reference to Exhibit 99.1 of Form 8-K, filed Nov. 18, 2002, File No. 1-16167).

	8.1.	Amendment to Protocol Agreement, dated March 3, 2003, among Pharmacia, Solutia and the company, amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.1 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	8.2	Second Amendment to Protocol Agreement, dated Aug. 4, 2003, further amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.2 of Form 10-Q for the period ended June 30, 2003, File No. 1-16167).

	9.	U.S. $150,000,000 Promissory Note issued by the company to Pharmacia, dated Aug. 13, 2002 (incorporated by reference to Exhibit 10.5 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	10.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	11.	Creve Coeur Campus Lease between the company and Pharmacia, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.22 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	12.	Chesterfield Village Campus Lease between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	13.	364-Day Credit Agreement dated July 2, 2003 (incorporated by reference to Exhibit 10.13 of Form 10-Q for the period ended June 30, 2003, File No. 1-16167).

	14.	Five Year Credit Agreement (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	15.	Monsanto Non-Employee Director Equity Incentive Compensation Plan, amended Dec. 18, 2002, and effective Sept. 19, 2002 (incorporated by reference to Exhibit 10.15 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	16.	Monsanto Company Long-Term Incentive Plan, amended and restated effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).

MONSANTO COMPANY	2003 FORM 10-K

Exhibit
No.		Description

	17.	2003 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Dec. 17, 2002 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	18.	2004 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Oct. 27, 2003.

	19.	Annual Incentive Program for certain executive officers (incorporated by reference to the description appearing under the sub-heading “Annual Incentive Program” on pages 10 through 11 of Notice of Annual Meeting and Proxy Statement dated March 16, 2001).

	20.	Form of Change-of-Control Employment Security Agreement, amended effective Dec. 18, 2002 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	21.	Letter Agreement with Frank V. AtLee III (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	21.1.	Amendment to Letter Agreement with Frank V. AtLee III, effective Dec. 18, 2002 (incorporated by reference to Exhibit 10.22.1 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	21.2	Amendment to Letter Agreement with Frank V. AtLee III, effective May 29, 2003 (incorporated by reference to Exhibit 10.22.2 of Form 10-Q for the period ended June 30, 2003, File No. 1-16167).

	22.	Severance and Consulting Agreement and General Release between the Company and Hendrik A. Verfaillie, effective Feb. 20, 2003 (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	23.	Supplemental Retirement Plan Letter Agreement for Charles W. Burson, dated April 7, 2001 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	24.	Supplemental Retirement Plan Letter Agreement for Steven L. Engelberg, dated April 22, 1994 (incorporated by reference to Exhibit 10.19 of Form 10-K for the period ended Dec. 31, 2000, File No. 1-16167).

	25.	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.7 of the Pharmacia Corporation (f/k/a Monsanto Company) Form 10-Q for the period ended Sept. 30, 1997, File No. 1-2516).

	26.	Amendment to Vesting Schedule of Previously Approved Supplemental Retirement Benefits, approved by the People Committee of Pharmacia, Oct. 23, 1997 (incorporated by reference to Exhibit 10.20 of the company’s Form 10-K for the period ended Dec. 31, 2000, File No. 1-16167).

	27.	Executive (Split Dollar) Life Insurance Program of Pharmacia Corporation (incorporated by reference to Exhibit 10.11 of the company’s Form 10-K for the period ended Dec. 31, 2000, File No. 1-16167).

	28.	Excerpt of a resolution adopted by the People and Compensation Committee of the Board of Directors on Sept. 18, 2002, terminating Split-Dollar Life Insurance arrangements for certain key executives (incorporated by reference to Exhibit 10.11.1 of Form 10-Q for the period ended Sept. 30, 2002, File No. 1-16167).

	29.	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.3 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	30.	Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation.

	31.	Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama.

11		Omitted — Inapplicable; see Item 8 — Note 20 — Earnings (Loss) per Share and per Pro Forma Share.

12		Omitted — Inapplicable.

13		Omitted — Inapplicable.

14		Omitted — Inapplicable. Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Internet Web site at http://www.monsanto.com.

16		Omitted — Inapplicable.

18		Omitted — Inapplicable.

21		Subsidiaries of the Registrant.

22		Omitted — Inapplicable.

23	1.	Consent of Independent Auditors (Monsanto Company).

	2.	Consent of Independent Auditors (Renessen LLC).

24	1.	Powers of Attorney.

	2.	Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney.

31.	1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32		Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer and the Chief Financial Officer).

99		Computation of Ratio of Earnings to Fixed Charges.