Form 10-Q
period 2003-11-30
MONSANTO CO /NEW/
filed 2004-01-14
CIK 1110783

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

                  For the quarterly period ended Nov. 30, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-16167

                                MONSANTO COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      43-1878297
-------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


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
YES     X      NO
    --------      -------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).      YES   X    NO
                                           -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     Outstanding at
         Class                                        Jan. 9, 2004
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                      265,533,193 shares

================================================================================

                                MONSANTO COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                                 1
               Statement of Consolidated Operations                                                            2
               Condensed Statement of Consolidated Financial Position                                          3
               Statement of Consolidated Cash Flows                                                            4
               Notes to Consolidated Financial Statements                                                      5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               17
               Background                                                                                     17
               Change in Fiscal Year End                                                                      17
               Financial Measures                                                                             17
               Results of Operations - First Quarter Fiscal Year 2004                                         18
               Financial Condition, Liquidity, and Capital Resources                                          23
               Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)                25
               Outlook - Update                                                                               25
               Critical Accounting Policies and Estimates                                                     29
               New Accounting Standards                                                                       29
               Cautionary Statements:  Risk Factors Regarding Forward-Looking Statements                      29
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           33
Item 4.  Controls and Procedures                                                                              33

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                    34
Item 5.  Other Information                                                                                    36
Item 6.  Exhibits and Reports on Form 8-K                                                                     38


SIGNATURE
EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

          The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months ended Nov. 30, 2003, and Nov. 30, 2002, the Condensed Statement of Consolidated Financial Position as of Nov. 30, 2003, and Aug. 31, 2003, the Statement of Consolidated Cash Flows for the three months ended Nov. 30, 2003, and Nov. 30, 2002, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated,
     "Monsanto"  and  "the  company,"  and  "we,"  "our,"  and  "us,"  are  used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to Sept. 1, 2000, these terms also refer to the agricultural business of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In tables, all dollars are expressed in millions, except per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and nonbranded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                 (Dollars in millions, except per share amounts)
                                    Unaudited

                                                                                          Three Months Ended
                                                                                               Nov. 30,
                                                                                         2003             2002
                                                                                         ---------------------
Net Sales                                                                              $1,028            $ 846
Cost of Goods Sold                                                                        560              496
                                                                                       ------            -----
Gross Profit                                                                              468              350

Operating Expenses:
   Selling, general and administrative expenses                                           277              217
   Bad-debt expense                                                                        18               20
   Research and development expenses                                                      116              116
   Adjustments of goodwill                                                                 69               --
   Restructuring charges - net                                                             29                8
                                                                                       ------            -----
Total Operating Expenses                                                                  509              361
Loss From Operations                                                                      (41)             (11)

Interest Expense                                                                          (21)             (22)
Interest Income                                                                             4                7
Other Income (Expense) - Net                                                              (25)               1
                                                                                       -------           -----
Loss From Continuing Operations Before Income Taxes                                       (83)             (25)
Income Tax Benefit                                                                         (6)              (8)
                                                                                       -------           -----
Loss From Continuing Operations                                                           (77)             (17)
Discontinued Operations (Note 14):
   Loss from operations of discontinued businesses
      (including estimated loss on disposal of $29 in fiscal year 2004)                   (28)              (2)
   Income tax benefit                                                                      (8)              (1)
                                                                                       -------           ------
Loss on Discontinued Operations                                                           (20)              (1)
                                                                                       -------           ------
Net Loss                                                                               $  (97)           $ (18)
                                                                                       =======           ======

Basic and Diluted Loss per Share:
   Loss from continuing operations                                                     $(0.29)           $(0.07)
   Loss on discontinued operations                                                      (0.08)              --
                                                                                       -------           -------
Net Loss                                                                               $(0.37)           $(0.07)
                                                                                       =======           =======

Weighted Average Shares Outstanding:
     Basic and Diluted                                                                  262.1             261.4

Dividends per Share                                                                    $ 0.13            $ 0.12

                              See the accompanying notes to consolidated financial statements.


                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                        As of Nov. 30,       As of Aug. 31,
                                                                                             2003                 2003
                                                                                             ----                 ----
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                              $ 1,036            $   281
    Short-term investments                                                                     --                 230
    Trade receivables, net of allowances of $268 and
            $254, respectively                                                               1,586              2,296
    Miscellaneous receivables                                                                  424                437
    Deferred tax assets                                                                        315                430
    Inventories                                                                              1,373              1,230
    Assets of discontinued operations                                                           32                 --
    Other current assets                                                                        90                 58
                                                                                           -------            -------
Total Current Assets                                                                         4,856              4,962

Property, Plant and Equipment - Net                                                          2,228              2,280
Goodwill - Net                                                                                 716                768
Other Intangible Assets - Net                                                                  516                571
Other Assets                                                                                   867                880
                                                                                           -------            -------
Total Assets                                                                               $ 9,183            $ 9,461
                                                                                           =======            =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
    Short-term debt                                                                        $   288            $   269
    Accounts payable                                                                           290                290
    PCB litigation settlement liability                                                         --                400
    Liabilities of discontinued operations                                                       3                 --
    Accrued liabilities                                                                      1,225                985
                                                                                           -------            -------
Total Current Liabilities                                                                    1,806              1,944

Long-Term Debt                                                                               1,222              1,258
Postretirement Liabilities                                                                     822                837
Other Liabilities                                                                              260                266
Shareowners' Equity:
    Common stock (authorized: 1,500,000,000 shares, par value $0.01)
        Issued 264,103,979 and 262,683,753 shares, respectively; outstanding
           261,899,718 and 262,681,253 shares, respectively                                      3                  3
    Treasury stock, 2,204,261 and 2,500 shares, respectively, at cost                          (55)                --
    Additional contributed capital                                                           8,108              8,077
    Retained deficit                                                                        (1,863)            (1,733)
    Accumulated other comprehensive loss                                                    (1,097)            (1,168)
    Reserve for ESOP debt retirement                                                           (23)               (23)
                                                                                           -------            -------
Total Shareowners' Equity                                                                    5,073              5,156
                                                                                           -------            -------
Total Liabilities and Shareowners' Equity                                                  $ 9,183            $ 9,461
                                                                                           =======            =======

                              See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Dollars in millions)
                                    Unaudited
                                                                                                Three Months Ended
                                                                                                     Nov. 30,
                                                                                                2003           2002
                                                                                                ----           ----
Operating Activities:
  Net Loss                                                                                     $  (97)         $  (18)
  Adjustments to reconcile cash provided (required) by operations:
    Items that did not require (provide) cash:
      Depreciation and amortization expense                                                       114             109
      Adjustments of goodwill                                                                      69              --
      Impairment of assets included in discontinued operations                                     29              --
      Bad-debt expense                                                                             18              20
      Noncash restructuring                                                                        13               8
      Deferred income taxes                                                                       139             (27)
      Equity affiliate expense - net                                                               11              10
      Write-off of retired assets                                                                   4               8
      Other items that did not provide cash                                                        (4)            (21)
    Changes in assets and liabilities that provided (required) cash:
      Trade receivables                                                                           981             706
      Inventories                                                                                (123)           (107)
      Accounts payable and accrued liabilities                                                    (72)             29
      PCB litigation settlement liability                                                        (400)             --
      Pension contributions                                                                       (25)            (10)
      Related-party transactions                                                                   --              10
      Other items                                                                                   4              12
                                                                                                -----           -----
Net Cash Provided by Operations                                                                   661             729
                                                                                                -----           -----

Cash Flows Provided (Required) by Investing Activities:
  Maturities of short-term investments                                                            230              --
  Technology and other investments                                                                (11)            (15)
  Capital expenditures                                                                            (51)            (54)
  Property disposal proceeds                                                                        7             --
                                                                                                -----           -----
Net Cash Provided (Required) by Investing Activities                                              175             (69)
                                                                                                -----           -----

Cash Flows Provided (Required) by Financing Activities:
  Net change in short-term financing                                                              (73)           (426)
  Long-term debt proceeds                                                                          80              13
  Long-term debt reductions                                                                       (26)            (19)
  Payments on other financing                                                                      (1)             (5)
  Treasury stock purchases                                                                        (55)             --
  Stock option exercises                                                                           28              --
  Dividend payments                                                                               (34)            (31)
                                                                                                -----           -----
Net Cash Required by Financing Activities                                                         (81)           (468)
                                                                                                -----           -----
Net Increase in Cash and Cash Equivalents                                                         755             192
Cash and Cash Equivalents at Beginning of Period                                                  281             137
                                                                                                -----          ------
Cash and Cash Equivalents at End of Period                                                     $1,036          $  329
                                                                                               ======          ======

See Note 13 - Supplemental Cash Flow Information - for further details.


                              See the accompanying notes to consolidated financial statements.

                                       4

                        MONSANTO COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 - Background and Basis of Presentation

          Monsanto Company, together with its subsidiaries, is a leading global provider of agricultural products and integrated solutions for farmers. Monsanto produces leading seed brands, including DEKALB and ASGROW, and develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto provides other seed companies with genetic material and biotechnology traits for their seed brands. The company also makes ROUNDUP herbicide and other herbicides. Monsanto's seeds, related biotechnology trait products, and herbicides can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. Monsanto also provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

          Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. The company recently announced plans to exit the European breeding and seed business for wheat and barley, and discontinue the plant-made pharmaceuticals program. As a result, these businesses have been reclassified as discontinued operations. Accordingly, for the three months ended Nov. 30, 2003, and Nov. 30, 2002, the Statement of Consolidated Operations has been reclassified to conform to this presentation. Also, as of Nov. 30, 2003, the Condensed Statement of Consolidated Financial Position has been reclassified to conform to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment. Refer to Note 14 - Discontinued Operations - for further discussion. Certain prior-period amounts have been reclassified to conform with the current-year presentation.

          In July 2003, Monsanto's board of directors approved a change to Monsanto's fiscal year end from December 31 to August 31. This change aligns the fiscal year more closely with the seasonal nature of Monsanto's business. Accordingly, unaudited consolidated financial statements as of and for the three months ended Nov. 30, 2003 (also referred to as the first quarter of fiscal year 2004), and as of and for the three months ended Nov. 30, 2002, are presented in this Form 10-Q.

          The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003. Financial information for the first three months of fiscal year 2004 should not be annualized because of the seasonality of the company's business.

Note 2 - New Accounting Standards

          In December 2003, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The company believes it is following the guidance of SAB 104.

          In July 2002, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are actually incurred, rather than on the date the company commits itself to the exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. Monsanto is following the guidance of SFAS 146 for the fiscal year 2004 restructuring plan. Refer to Note 9 -- Restructuring -- for further details. The adoption of SFAS 146 had no effect on Monsanto's 2002 and 2000 restructuring plans, which were both initiated prior to Dec. 31, 2002.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 3 - Customer Financing Program

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

          Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses, because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability, because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant during the first quarter of 2004 and 2003.

          Customer loans sold through the financing program totaled $15 million for the first quarter of fiscal year 2004 and $24 million for the comparable period last year. The loan balances outstanding as of Nov. 30, 2003, and Aug. 31, 2003, were $95 million and $198 million, respectively. The $100 million first loss guarantee will be in place throughout the financing program. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first loss guarantee. As of both Nov. 30, 2003, and Aug. 31, 2003, less than $1 million of loans sold through this financing program were delinquent. As of Nov. 30, 2003, and Aug. 31, 2003, Monsanto recorded its guarantee liability at less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

          In January 2003, FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, was issued. Because QSPEs are excluded from the scope of FIN 46, this interpretation is not expected to have an effect on Monsanto's accounting for the customer financing program.

Note 4 - Inventories

          Components of inventories were:

                                                   As of Nov. 30,          As of Aug. 31,
                                                       2003                    2003
                                                   -------------             --------
       Finished Goods                                $  660                  $  516
       Goods In Process                                 440                     464
       Raw Materials and Supplies                       291                     269
                                                      -----                    ----
       Inventories at FIFO Cost                       1,391                   1,249
       Excess of FIFO over LIFO Cost                    (18)                    (19)
                                                      -----                    ----
       Total                                         $1,373                  $1,230
                                                     ======                  ======

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 5 - Goodwill and Other Intangible Assets

          Changes in the net carrying amount of goodwill for the quarter ended Nov. 30, 2003, by segment, are as follows:

                                                                         Seeds and    Agricultural
                                                                          Genomics    Productivity    Total
                                                                         ---------    ------------    -----
        Balance as of Aug. 31, 2003                                        $694            $74        $768
        Adjustments of goodwill                                             (69)            --         (69)
        Effect of foreign currency translation adjustments                   16              1          17
                                                                           ----            ---        ----
        Balance as of Nov. 30, 2003                                        $641            $75        $716
                                                                           ====            ===        ====

          The annual goodwill impairment test was performed as of July 1, 2003, and no indications of impairment existed as of that date. The company's decision in October 2003 to exit the European wheat and barley business required a reevaluation for potential impairment of goodwill and other intangible assets related to the company's global wheat business. A potential impairment was determined in the wheat reporting unit during the quarter ended Nov. 30, 2003. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The decision to exit the European wheat business had a negative effect on the assumptions underlying the fair value calculation of the remaining global wheat business because of its effect on the probability of success of the remaining product development efforts. The second step of the impairment assessment was completed in the first quarter of fiscal year 2004 and resulted in the $69 million impairment of goodwill in the global wheat business. The resulting impairment charge was specific to the wheat reporting unit. This impairment charge had no effect on Monsanto's liquidity or cash flow.

          Information regarding the company's other intangible assets is as follows:

                                                As of Nov. 30, 2003                      As of Aug. 31, 2003
                                        ------------------------------------     ----------------------------------
                                         Carrying     Accumulated                Carrying    Accumulated
                                          Amount     Amortization    Net         Amount     Amortization      Net
                                         --------    ------------    ---         -------    ------------      ---
        Germplasm                         $  585        $(373)      $212         $ 617          $(376)        $241
        Acquired biotechnology
           intellectual property             396         (183)       213           392           (172)         220
        Trademarks                            85          (22)        63           108            (26)          82
        Other                                 47          (19)        28            44            (16)          28
                                          ------        ------      ----         ------         ------        ----
        Total                             $1,113        $(597)      $516         $1,161         $(590)        $571
                                          ======        ======      ====         ======         ======        ====

          In addition to the goodwill adjustment discussed above, germplasm and trademarks with carrying values of $7 million and $19 million, respectively, were also written off during the first quarter of fiscal year 2004 because of the decision to exit the European wheat and barley business. The amounts of these charges were based on the company's estimate of fair value and were recorded within discontinued operations. Although these write-offs affected the Seeds and Genomics segment operating results, they did not affect Monsanto's liquidity or cash flow. Germplasm intangible assets also decreased by $2 million in the first quarter of fiscal year 2004 for an intangible asset impairment recognized upon the company's decision to exit certain non-strategic projects in Asia as a result of the fiscal year 2004 restructuring plan. This impairment expense was recorded in restructuring expense for the Seeds and Genomics segment. The remaining decrease in germplasm intangible assets was primarily attributable to currency translation adjustments.

          The increase in acquired biotechnology intellectual property of $4 million is related to a payment under the 2002 collaboration with Ceres, Inc. (Ceres) that was made during the first quarter of fiscal year 2004. This existing technology has a weighted-average useful life of 10 years.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     Other intangible assets include the company's only nonamortizing intangible asset of $21 million associated with minimum pension liabilities, most of which was recognized in calendar year 2002. Total amortization expense of other intangible assets (exclusive of the impairment charges discussed above and $1 million amortization expense for each of the three months ended Nov. 30, 2003, and Nov. 30, 2002, included in discontinued operations) for the three months ended Nov. 30, 2003, and Nov. 30, 2002, was $31 million and $26 million, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003.

Note 6 - Comprehensive Loss

          Comprehensive loss includes all nonshareowner changes in equity and consists of net loss, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive loss is as follows:

                                                  Three Months Ended
                                                       Nov. 30,
                                                  ------------------
                                                   2003       2002
                                                   ----       ----
      Comprehensive loss                          $(26)      $(118)

          The principal difference between net loss and total comprehensive loss for the periods above relates to foreign currency translation adjustments.

Note 7 - Loss Per Share

          Because Monsanto reported a loss from continuing operations for the three months ended Nov. 30, 2003, and Nov. 30, 2002, SFAS No. 128, Earnings per Share, requires diluted loss per share to be calculated using weighted-average common shares outstanding, excluding dilutive potential common shares. If diluted EPS were computed taking into account the effect of dilutive potential common shares, the number of shares that would be included in the calculation of dilutive EPS is noted in the table below. Potential common shares consist of stock options using the treasury stock method and are excluded if their effect is antidilutive. Dilutive potential common shares noted below exclude stock options of approximately 1.8 million and 19.6 million for the three months ended Nov. 30, 2003, and Nov. 30, 2002, respectively. These potential common shares were excluded because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                        Three Months Ended
                                                             Nov. 30,
                                                      -----------------------
                                                          2003        2002
                                                          ----        ----
    Weighted-average number of common shares              262.1       261.4
    Dilutive potential common shares                        3.7        --

Note 8 - Stock-Based Compensation Plans

          As permitted by current accounting literature, the company has elected to follow the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto option plans in which Monsanto employees participate. For further details, please refer to the disclosures in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Had stock-based compensation expense for these plans been determined based on the fair value consistent with the method of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, Monsanto's net loss and net loss per share would have been adjusted to the pro forma amounts indicated as follows:

                                                                                  Three Months Ended
                                                                                       Nov. 30,
                                                                                  ------------------
                                                                                   2003         2002
                                                                                   ----         ----
              Net Loss:
                  As reported                                                     $ (97)       $(18)
                  Less: Total stock-based employee compensation expense
                      determined under fair-value-based method for all
                      awards, net of tax                                             (2)         (7)
                                                                                  ------       ------
                  Pro forma                                                       $ (99)       $(25)
                                                                                  ======       ======

              Basic and diluted loss per share:
                  As reported                                                     $(0.37)      $(0.07)
                  Pro forma                                                       $(0.38)      $(0.10)

Note 9 - Restructuring

          Restructuring was recorded in the Statement of Consolidated Operations as follows:

                                                                   Three Months Ended
                                                                        Nov. 30,
                                                           ------------------------------
                                                                 2003             2002
                                                                 ----             ----
Cost of goods sold                                               $--           $  (6)
Restructuring charges-- net(1)                                   (29)             (8)
                                                           --------------  --------------
    Loss from continuing operations before income taxes          (29)            (14)
Income tax benefit                                                11               5
                                                           --------------  --------------
   Loss from continuing operations                               (18)             (9)
Loss from operations of discontinued businesses(2)               (33)             --
Income tax benefit                                                 9              --
                                                           --------------  --------------
   Loss on discontinued operations                               (24)             --
                                                           --------------  --------------
      Net loss                                                  $(42)          $  (9)
                                                           ==============  ==============

(1) The restructuring charges for the three months ended Nov. 30, 2003, and Nov. 30, 2002, were both offset by $1 million in restructuring reversals related to the 2000 restructuring plan.
(2) Fiscal year 2004 contains restructuring charges related to discontinued businesses (refer to Note 14 - Discontinued Operations). These restructuring charges were recorded in discontinued operations. Refer to the following tables for more details.

     Fiscal year 2004 Restructuring Plan

          On Oct. 15, 2003, Monsanto announced plans to continue to reduce the costs associated with its agricultural chemistry business as that segment matures globally. The company will further concentrate its resources on its core seeds and traits businesses. These plans include: (1) reducing costs associated with the company's ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. These actions will require charges of up to $155 million aftertax (pretax $289 million) in fiscal year 2004; $43 million of these charges have been recorded in the first quarter of fiscal year 2004. First quarter fiscal year 2004 pretax charges of $63 million were comprised of $56 million related to the Seeds and Genomics segment ($23 million in continuing operations and $33 million in discontinued operations), and $7 million related to the Agricultural Productivity segment. The actions identified for reducing costs in the ROUNDUP business are expected to occur in future quarters of fiscal year 2004. For fiscal year 2004, the company estimates it will incur $148 million of pretax charges relating to the Seeds and Genomics segment and $141 million of pretax charges relating to the Agricultural Productivity segment. The company estimates it will incur $122 million of pretax charges

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     relating to work force reductions, $15 million pretax in facility closures, and $83 million pretax in asset impairments during fiscal year 2004. These asset impairments do not include the $69 million impairment of goodwill related to the global wheat reporting unit discussed in Note 5 - Goodwill and Other Intangible Assets.

          As discussed in Note 2 - New Accounting Policies - charges incurred in connection with the fiscal year 2004 restructuring plan were accounted for under SFAS 146. The company's written human resource policies are indicative of an ongoing benefit arrangement in respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the scope of SFAS 146 and should be accounted for in accordance with the accounting pronouncement applicable to the company's arrangement. Monsanto accounted for its severance packages under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which addresses the accounting for other employee benefits.

          Work force reductions in continuing operations were primarily in the areas of research and development, information technology, and marketing in the United States; downsizing the regional structure and key country focus in Europe; and downsizing the sales force in Canada as a result of the realignment of the Canadian business to focus on the Seeds and Genomics segment. Work force reduction charges included in discontinued operations were related to employees of the plant-made pharmaceuticals program.
     Facility closure charges of $1 million related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $13 million consisted of property, plant and equipment in the United States of $11 million associated with closure of an office building, and an intangible asset impairment of $2 million in Asia (refer to Note 5 - Goodwill and Other Intangible Assets). Discontinued operations asset impairments of $29 million consisted of $26 million other intangible assets (refer to Note 5) and property, plant and equipment impairments of $2 million, both associated with the European wheat and barley business; and property, plant and equipment impairments of $1 million associated with the plant-made pharmaceuticals business.

          Work force reduction and facility closure charges were cash charges. Asset impairments were non-cash charges. The following table displays the net pretax charges incurred by segment for the three months ended Nov. 30, 2003:

                                                            Work Force        Facility           Asset
Segment                                                     Reductions        Closures        Impairments           Total
-------                                                 -----------------  --------------  -----------------  ----------------
Continuing Operations:
   Seeds and Genomics                                           $ 10             $--               $ 13             $ 23
   Agricultural Productivity                                       7              --                 --                7
                                                        -----------------  --------------  -----------------  ----------------
     Total Continuing Operations                                  17              --                 13               30

Discontinued Operations:
   Seeds and Genomics                                              3               1                 29               33
   Agricultural Productivity                                      --              --                 --               --
                                                        -----------------  --------------  -----------------  ----------------
     Total Discontinuing Operations                                3               1                 29               33

Total Segment
   Seeds and Genomics                                             13               1                 42               56
   Agricultural Productivity                                       7              --                 --                7
                                                        -----------------  --------------  -----------------  ----------------
     Total                                                      $ 20            $  1               $ 42             $ 63
                                                        =================  ==============  =================  ================

                                       10

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          The  following   table   displays  a  rollforward   of  the  liability
     established for restructuring expense from Oct. 15, 2003 (the date of board of directors approval), to Nov. 30, 2003:

                                                              Work Force        Facility          Asset
Continuing Operations:                                        Reductions        Closures        Impairments           Total
                                                            ---------------  --------------  -----------------  -----------------
   Restructuring liability                                         $17            $--                $13             $30
   Cash payments                                                    (3)            --                 --              (3)
   Asset impairment                                                 --             --                (13)            (13)
   Reclassification of reserves to other balance
     sheet accounts:
     Misc. liability                                                (1)            --                 --              (1)
                                                            ---------------  --------------  -----------------  -----------------
Ending liability as of Nov. 30, 2003                                13             --                 --              13

Discontinued Operations:
   Restructuring liability                                           3              1                 29              33
   Cash payments                                                    --             (1)                --              (1)
   Asset impairment                                                 --             --                (29)            (29)
                                                            ---------------  --------------  -----------------  -----------------
Ending liability as of Nov. 30, 2003                                 3             --                 --               3

Total Restructuring
   Restructuring liability                                          20              1                 42             63
   Cash payments                                                    (3)            (1)                --             (4)
   Asset impairment                                                 --             --                (42)           (42)
   Reclassification of reserves to other balance
     sheet accounts:
     Misc. liability                                                (1)            --                 --             (1)
                                                          ---------------  --------------  -----------------  -----------------
Ending liability as of Nov. 30, 2003                               $16            $--                $--            $16
                                                          ===============  ==============  =================  =================

     2002 Restructuring Plan (charges recorded in calendar year 2002)

          In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated within the United States and within Brazil, and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States. In connection with this plan, Monsanto recorded $14 million pretax ($9 million aftertax) of net charges during the quarter ended Nov. 30, 2002. Of these charges, $6 million was recorded in cost of goods sold and the remainder in the restructuring line item.

          Activities related to the 2002 restructuring plan during the first quarter of fiscal year 2004 were as follows:

                                                  Work Force     Facility
                                                  Reductions     Closures     Total
                                                  ----------     --------     -----
     Beginning liability as of Aug. 31, 2003         $ 2           $ 3        $ 5
     Costs Charged Against Reserves                   --            (2)        (2)
                                                     ---           ---        ---
     Ending liability as of Nov. 30, 2003            $ 2           $ 1        $ 3
                                                     ===           ===        ===

          During the first quarter of fiscal year 2004, approximately 50 former employees received cash severance payments totaling less than $1 million. The work force separation payments for the remaining 10 employees associated with this plan will be completed during fiscal year 2004. The remaining asset dispositions and other exit activities are expected to be completed during fiscal year 2004. Cash payments to complete these

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     restructuring actions will be funded from operations; such payments are not expected to significantly affect the company's liquidity.

     2000 Restructuring Plan (charges recorded in calendar years 2001 and 2000)

          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and to streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded during calendar years 2001 and 2000. These charges totaled $474 million pretax ($334 million aftertax): $213 million ($137 million aftertax) recorded in calendar year 2001, and $261 million ($197 million aftertax) recorded in calendar year 2000.

          Activities related to the 2000 restructuring plan during the first quarter of fiscal year 2004 did not decrease the Aug. 31, 2003, $8 million liability balance, consisting of $5 million work force reductions and $3 million facility closures. Approximately $1 million in 2000 restructuring plan reversals were recorded in first quarter fiscal year 2004 and consisted of less than a $1 million in facility closures and less than $1 million in asset impairment reversals that were originally recorded as restructuring charges. Reversals were recorded primarily because costs were lower than originally estimated. Both items are individually less than $1 million and therefore do not change the liability balance, however, both items total $1 million in current quarter reversals.

          As of Nov. 30, 2003, approximately 1,485 of the 1,500 planned employee separations were completed. The remaining work force reductions, asset dispositions, and other exit activities are expected to be completed during fiscal year 2004. The remaining restructuring actions will be funded from operations; these actions are not expected to significantly affect the company's liquidity.

Note 10 - Commitments and Contingencies

          Solutia Inc.: Pursuant to the Separation Agreement between Monsanto and Pharmacia, as amended, Monsanto was required to indemnify Pharmacia for liabilities that Solutia Inc. (Solutia) assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia and which Pharmacia would otherwise be required to pay. The liabilities that Solutia assumed from Pharmacia are referred to as "Solutia Assumed Liabilities." The Solutia Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff, to the extent that Solutia fails to pay, perform or discharge those liabilities. On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including the Solutia Assumed Liabilities. If Solutia is discharged from all or a portion of the Solutia Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. However, Solutia may retain responsibility for all or a portion of the Solutia Assumed Liabilities; and Pharmacia or Monsanto may have defenses to payment obligations for some or all of any Solutia Assumed Liabilities from which Solutia is discharged. In addition, Monsanto has legal claims for reimbursement from Solutia, and will participate in the Chapter 11 proceeding as a creditor of Solutia and as appropriate to protect its interests and the interests of its shareowners. Although Monsanto has the right to indemnification from Solutia, it is unclear what effect the Chapter 11 proceeding will have on Monsanto's ability to recover this indemnification. It is reasonably possible that Monsanto's obligation to indemnify Pharmacia will result in a material adverse effect on Monsanto's financial position, profitability and/or liquidity. However, because of the many uncertainties, including those indicated above, at this time Monsanto is unable to reasonably estimate the amount or range of any potential future cost to the company.

          Both prior to and since its Chapter 11 filing, Solutia has failed to perform obligations relating to some of the Solutia Assumed Liabilities. Monsanto has advanced funds to pay for some of these obligations in order to mitigate damages and to protect the potential rights and positions of Pharmacia and Monsanto, and Monsanto will continue to do so as it deems appropriate. To date, the amount of these advances has not been

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     significant. However, the potential future cost to the company for interim advancement of funds to protect the interests of the company cannot be reasonably estimated at this time. Monsanto may be able to recover from Solutia or other parties for all or some of the amounts advanced, although the extent of the company's ability to do so cannot be determined at this time.

          The liabilities that Solutia assumed from Pharmacia include certain liabilities related to polychlorinated biphenyls (PCBs). Solutia had been defending significant PCB litigation, including Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama) and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). In September 2003, the state and federal courts approved a global settlement of the Abernathy and Tolbert cases. The courts continue to administer this settlement despite the bankruptcy filing by Solutia, and settlement funds are currently being disbursed to plaintiffs and their counsel. Under the global settlement, Monsanto, Solutia and Pharmacia have obligations that are joint and several; however, the three companies agreed among themselves that Solutia would pay $50 million of the settlement amount, over not less than eleven years. If Solutia is discharged from this obligation in the Chapter 11 proceeding, Monsanto may be required to pay, or to indemnify Pharmacia for, this amount. Monsanto provided $150 million to the settlement fund during August 2003, and $400 million during September 2003, and expects to receive approximately $155 million in reimbursement from commercial insurance. Monsanto and the insurer responsible for approximately $140 million of the reimbursement have agreed to mediation of a dispute regarding the amount due. Miscellaneous receivables of $155 million were recorded in fiscal year 2003 for the anticipated insurance reimbursement, approximately $140 million of which the company expects to receive during fiscal year 2004, notwithstanding the mediation.

          In connection with the global settlement of the Abernathy and Tolbert cases, Solutia agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share (the average closing price for the common stock on the New York Stock Exchange for the five trading days immediately prior to the announcement of the settlement). The warrants would be exercisable upon the execution of a Solutia change in control agreement, or when Solutia's average closing stock price during a 30-day period exceeded $10 per share; and would expire upon the earlier of 10 years after issuance, or seven days after a change in control of Solutia. The warrants were to be issued upon the execution of a final warrant agreement between Solutia and Monsanto. Solutia did not execute a final warrant agreement or deliver the warrants prior to the Chapter 11 filing. Because the warrants were not received, they have not been recorded in Monsanto's financial statements. In the Chapter 11 proceeding, Monsanto may assert claims against Solutia relating to these warrants.

          On Oct. 27, 2003, a motion was filed in U.S. District Court for the Northern District of Alabama, contending that the global PCB settlement also requires the payment of approximately $100 million in additional funds to plaintiffs in Owens v. Monsanto, another Anniston-related PCB case previously settled by Solutia on behalf of itself and Pharmacia. On Jan. 8, 2004, the court substantially denied plaintiffs' claim, and awarded an additional amount of approximately $800 per plaintiff, for a total additional award of $1.3 million.

          In connection with Monsanto's indemnification obligation, and pursuant to an agreement with Pharmacia and Solutia, in 2002 Monsanto posted a $71.4 million appeal bond on Solutia's behalf, in connection with litigation that Solutia is currently defending in Pennsylvania state court. Solutia has provided a $20 million bank letter of credit to secure a portion of Monsanto's obligations in connection with the appeal bond. Although this letter of credit remains available to Monsanto, Solutia has discontinued the payment of bank fees associated with maintaining the letter of credit. Monsanto is paying these fees and will make a claim for recovery against Solutia in the course of the bankruptcy proceeding.

          At the time of Solutia's 1997 spinoff from Pharmacia, Solutia and Pharmacia entered into raw material supply contracts, including a 10-year requirements contract for the supply of formalin by Solutia. Because formalin is a raw material used in the production of glyphosate, this formalin supply contract was assigned to Monsanto when it separated from Pharmacia in 2000. In September 2003, the parties amended this contract upon mutually beneficial terms. Pursuant to this amendment, Monsanto made a

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     $25 million prepayment to Solutia for formalin. The prepayment must either be exhausted or the remainder returned to Monsanto in cash or credit against other product sales by Sept. 30, 2004. Through Jan.8, 2004, Solutia had delivered $4 million of product relating to this prepaid amount. In consideration for making the prepayment, the duration of Monsanto's obligation under the formalin supply contract was reduced. At this time, Solutia has indicated that it will continue to perform its obligations under the formalin supply contract.

          Solutia is defending and prosecuting litigation relating to the Solutia Assumed Liabilities, pursuant to powers of attorney granted by Pharmacia and by us. At this time, Solutia continues to manage this litigation. However, Solutia's active management of litigation relating to Solutia Assumed Liabilities may change as a result of the Chapter 11 filing. The management of certain environmental and litigation matters may be selectively assumed by Monsanto for purposes of defense and resolution; and Monsanto may advance funds for the defense, performance or disposition of certain matters and pursue recovery of its expenses from Solutia in the Chapter 11 proceeding.

          Litigation: Monsanto is defending and prosecuting litigation in its own name. Monsanto is also defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility upon the separation of its businesses from those of Pharmacia. Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of the lawsuits that Monsanto is defending or prosecuting (which at this time do not include the Solutia Assumed Liabilities), will not have a material adverse effect on Monsanto's financial position, profitability, or liquidity.

          Guarantees: Monsanto provides a guarantee to a bank that provides loans to selected Monsanto customers in Poland. Terms of the guarantee are equivalent to terms of the bank loans, which are generally six months. When a customer fails to pay an obligation that is due, Monsanto incurs a liability to make these payments. As of Nov. 30, 2003, the maximum potential amount of future payments under this guarantee is approximately $9 million. Based on the company's current assessment of credit exposure, Monsanto has recorded a liability of less than $1 million related to this guarantee. Monsanto's recourse under this guarantee is limited to the customer, and it is not currently estimable.

          There have been no significant changes to guarantees made by Monsanto, except for the aforementioned guarantee, since Aug. 31, 2003. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 - Commitments and Contingencies - of the notes to consolidated financial statements contained in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 3 - Customer Financing Program - of this Form 10-Q. Information regarding Monsanto's indemnifications relating to Solutia can be found above.

Note 11 - Accounting for Derivative Instruments and Hedging Activities

          Monsanto's business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign-currency exchange rates, interest rates and, to a lesser degree, security prices and natural gas prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. Monsanto's overall objective in holding derivatives is to minimize the risks by using the most effective methods to eliminate or reduce the effects of these exposures. Monsanto accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities.

          The company hedges a portion of its net investment in Brazilian subsidiaries, and reported an aftertax loss of $3 million in the first quarter of fiscal year 2004 and an aftertax gain of $24 million in the comparable period last year, both of which are included in accumulated other comprehensive loss.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 12 - Segment Information

          Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden products, and environmental technologies businesses. Sales between segments were not significant. Segment data, as well as a reconciliation of total Monsanto Company earnings (loss) from continuing operations before interest and income taxes
     (EBIT) to income (loss) from continuing operations for the three months ended Nov. 30, 2003, and Nov. 30, 2002, is presented in the table that follows.

                                                                                       Three Months Ended
                                                                                            Nov. 30,
                                                                                        2003          2002
                                                                                        ----          ----
         Net Sales:
         ---------
                Seeds and Genomics                                                   $   385         $ 365
                Agricultural Productivity                                                643           481
                                                                                     -------          ----
                     Total Monsanto                                                   $1,028         $ 846
                                                                                      ======         =====

         EBIT:
         ----
                Seeds and Genomics                                                   $   (96)        $  45
                Agricultural Productivity                                                 30           (55)
                                                                                     -------         -----
                     Total Monsanto                                                  $   (66)        $ (10)
                Less: Interest Expense - net of interest income                          (17)          (15)
                Plus: Income Tax Benefit                                                   6             8
                                                                                     -------         -----
                Loss from Continuing Operations                                      $   (77)        $ (17)
                                                                                     =======         =====

Note 13 - Supplemental Cash Flow Information

          The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes for the three months ended Nov. 30, 2003, were $7 million and $54 million, respectively. Cash payments for interest and taxes for the three months ended Nov. 30, 2002, were $9 million and $33 million, respectively.

Note 14 - Discontinued Operations

          As discussed earlier in Note 9 - Restructuring, on Oct. 15, 2003, Monsanto announced plans to (1) exit the European breeding and seed business for wheat and barley, and (2) discontinue the plant-made pharmaceuticals program. As a result, these businesses have been reclassified as discontinued operations. Accordingly, for the three months ended Nov. 30, 2003, and Nov. 30, 2002, the Statement of Consolidated Operations has been reclassified to conform to this presentation. Also, as of Nov. 30, 2003, the Condensed Statement of Consolidated Financial Position has been reclassified to conform to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment. The assets and liabilities of these businesses follow:

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                               As of
                                                              Nov. 30,
                                                                2003
                                                            ------------
Assets of discontinued businesses held for sale:
   Accounts receivable                                            $6
   Miscellaneous receivables                                      10
   Inventories                                                     5
   Property, plant and equipment - net                            10
   Other                                                           1
                                                            ------------
Total assets of discontinued businesses held for sale            $32
                                                            ============

Liabilities of discontinued businesses held for sale:
   Current liabilities                                           $ 1
   Postretirement liabilities                                      2
                                                            ------------
Total liabilities of discontinued businesses held for sale       $ 3
                                                            ============

          The following amounts related to the European breeding and seed business for wheat and barley and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

                                                                                Three Months Ended
                                                                                     Nov. 30,
                                                                             -------------------------
                                                                                2003         2002
                                                                                ----         ----
                Net sales                                                      $  15         $ 12
                Loss   from   operations   of    discontinued    businesses
                (including   estimated   loss  on   disposal   of  $29,  in
                fiscal year 2004)                                                (28)          (2)
                Income tax benefit                                                (8)          (1)
                Loss on discontinued businesses                                  (20)          (1)

          As discussed in Note 5 - Goodwill and Other Intangible Assets - the loss on disposal was comprised of $26 million impairments of germplasm and trademarks related to the European wheat and barley business, and the remaining $3 million loss on disposal related to fixed asset impairments related to both businesses. The divestiture of the European breeding and seed business for wheat and barley is expected to close in fiscal year 2004. The remaining work force reductions and facility closures for the plant-made pharmaceuticals program are also expected to be completed in fiscal year 2004.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Background

          Monsanto Company is a leading global provider of agricultural products and integrated solutions for farmers. We produce leading seed brands, including DEKALB and ASGROW, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also make ROUNDUP herbicide and other herbicides. Our seeds, related biotechnology trait products, and herbicides can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

          We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In October 2003, we announced plans to exit the European breeding and seed business for wheat and barley, and discontinue the plant-made pharmaceuticals program. As a result, these businesses have been reclassified as discontinued operations, and the Statement of Consolidated Operations and Condensed Statement of Consolidated Financial Position have been reclassified to conform to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This quarterly report on Form 10-Q should also be read in conjunction with Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003. Financial information for the first three months of fiscal year 2004 should not be annualized because of the seasonality of our business.

     Change in Fiscal Year End

          In July 2003, Monsanto's board of directors approved a change to Monsanto's fiscal year end from December 31 to August 31. This change aligns our fiscal year more closely with the seasonal nature of our business. In view of this change, MD&A compares the unaudited consolidated financial statements as of and for the three months ended Nov. 30, 2003 (also referred to as the first quarter of fiscal year 2004) with the unaudited consolidated financial statements as of and for the three months ended Nov. 30, 2002.

     Financial Measures

          The primary operating performance measure for our two business segments is earnings (loss) from continuing operations before interest and income taxes (EBIT). We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operations and provided or required by investing activities. The presentation of EBIT and free cash flow information is intended to supplement investors' understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies' EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with accounting principles generally accepted in the United States.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Results of Operations - First Quarter Fiscal Year 2004

----------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          Nov. 30,
         Total Monsanto Company and Subsidiaries:                      2003         2002
         ----------------------------------------                      ----         ----
                Net sales                                            $1,028        $ 846
                                                                     ======        =====

                Gross profit                                         $  468        $ 350
                                                                     ======        =====

                Loss from continuing operations                      $  (77)      $  (17)
                                                                     ======      =======

                Net loss                                             $  (97)      $  (18)
                                                                     =======      =======
-----------------------------------------------------------------------------------------------

          The following factors affected the quarter-to-quarter comparison of Monsanto's first quarter continuing operations:

          Net sales improved 22 percent, largely because of both higher ROUNDUP sales volumes and higher worldwide average net selling prices. Nearly all world areas experienced ROUNDUP sales gains, with the most notable increases in the United States and Brazil. We also experienced slightly higher seeds and traits sales. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

          Gross profit was driven higher in the first quarter of fiscal 2004 by the increase in net sales. As a percent of sales, gross profit increased four points to 45 percent, led by improved operations in Brazil and the United States.

          Operating expenses increased to $509 million for the quarter, from $361 million for the same period last year.

     o Selling, general and administrative (SG&A) expenses increased $60 million. Increased employee-related costs, primarily related to accrued incentive compensation, drove SG&A expenses higher. These accrued incentive levels are commensurate with our improved operational results this year. An increase in marketing-related activities in the quarter also led to higher SG&A expenses.
     o We recognized $69 million of noncash goodwill adjustments during the quarter, related to our global wheat business. Our decision to exit the European wheat business required us to reevaluate the goodwill related to the wheat reporting unit for impairment.
     o We recognized restructuring expenses in both first quarter periods. In the current quarter, we began recording charges relating to our fiscal year 2004 restructuring plan, with $30 million recorded within continuing operations and $34 million within discontinued operations. Our first quarter fiscal year 2004 restructuring charges were reduced by $1 million in restructuring reversals related to our past restructuring plans. During the quarter ended Nov. 30, 2002, we recognized $14 million of charges related to our 2002 restructuring plan, $8 million of which were recorded as restructuring expense. For further details on our restructuring plans, please see the "Restructuring" section of MD&A and Note 9 - Restructuring.
     o First quarter bad debt expense and research and development (R&D) expenses were relatively unchanged from last year's first-quarter levels. As a percent of net sales, R&D expenses declined for the quarter.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Net interest expense for the quarter totaled $17 million, which was relatively consistent with last year's first quarter net interest expense. Our borrowing levels throughout both first-quarter periods remained relatively unchanged at $1.5 billion.

          We recorded net other expense of $25 million in the first quarter of fiscal year 2004, versus net other income of $1 million during the comparable period last year. The largest single component of this caption in both periods was equity affiliate expense related to our Renessen LLC joint venture, which totaled approximately $10 million in each period. We also experienced less favorable currency fluctuations in the current quarter, resulting in higher foreign-currency transaction losses. The remainder of the quarterly fluctuation was caused by several individually immaterial items, which resulted in net other expense for the first quarter of fiscal 2004 and net other income for the same period last year.

          Because of our loss from continuing operations in both quarters, we recognized an income tax benefit for both first quarter periods. Despite the larger loss from continuing operations in fiscal 2004, income taxes were relatively flat for the quarter-to-quarter comparison. The $69 million of goodwill adjustments in fiscal 2004, which were not deductible for tax purposes, and to a lesser extent, charges related to our restructuring plans, significantly affected the quarterly effective tax rate comparison. Without these items, our effective tax rate would have been 32 percent in both periods.

          The factors above explain the change in loss from continuing operations. Discontinued operations generated an aftertax loss of $20 million in the current period, reflecting a portion of our fiscal year 2004 restructuring plan charges. Operating activities slightly offset these charges. For further details of our discontinued operations, please refer to Note 14 - Discontinued Operations.

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

                                                                           Three Months Ended
                                                                                Nov. 30,
                                                                      ------------------------------
                                                                              2003           2002
                                                                              ----           ----
           Net sales
                Corn seed and traits                                        $ 186           $ 188
                Soybean seed and traits                                       169             158
                All other crops seed and traits                                30              19
                                                                            -----           -----
                      Total net sales                                       $ 385           $ 365
                                                                            =====           =====

           Gross profit
                Corn seed and traits                                        $ 120           $ 117
                Soybean seed and traits                                        99              95
                All other crops seeds and traits (1)                           16               3
                                                                            -----           -----
                        Total gross profit                                  $ 235           $ 215
                                                                            =====           =====

           EBIT(2)                                                          $ (96)          $  45
                                                                            =====           =====

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 9 - Restructuring - for further details.
(2) Earnings (loss) from continuing operations before interest and income taxes. See Note 12 - Segment Information - for further details.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          First quarter fiscal 2004 Seeds and Genomics segment net sales and gross profit each improved $20 million from last year's first quarter levels. Consistent with the purchasing and growing patterns in Latin America, that region's operations will be the primary focus of the first quarter analysis that follows.

          Worldwide corn seed and trait revenues were slightly lower in the quarter, as gains in Brazil and Mexico were more than offset by lower sales in Argentina and the United States. First quarter 2004 sales of corn seed in Brazil rebounded from last year's first quarter levels because of improved market conditions and market performance. First quarter 2004 net sales of corn seed also benefited from better weather in Mexico. However, severe drought conditions in Argentina reduced sales of corn seed and traits in that country, and many farmers chose to plant other crops this season. The pre-fiscal year 2004 timing of corn seed sales in Argentina also negatively affected the quarter-to-quarter sales comparison, as did the timing of corn trait revenues from global licensees. In the United States, sales in preparation for the 2004 growing season are indicating that a higher percentage of corn seed sales this season will contain one or more of Monsanto's biotechnology traits. The first quarter 2004 U.S. corn trait revenues also reflect continued growth in stacked traits, as well as an increase in the average prices of ROUNDUP READY traits to reflect the value those products provide to growers.

          Sales of soybean seeds and traits increased during the quarter, with the net gain shared among several markets. In the United States, favorable market conditions led to slightly higher soybean trait revenues. Higher cotton trait revenues in Australia led the increase in sales for the other crops.

          Segment EBIT declined to a loss of $96 million for the first quarter of 2004. While segment EBIT benefited from improved operating results - particularly in Brazil - these improvements were more than offset by the $69 million write-off of global wheat goodwill and $23 million of restructuring charges related to the fiscal year 2004 restructuring plan. Operating expenses also increased for the quarter, reflecting higher accrued incentive compensation. Segment SG&A also reflects the Seeds and Genomics segment's increasing contribution to Monsanto's operations.

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

                                                                           Three Months Ended
                                                                                Nov. 30,
                                                                      ------------------------------
                                                                            2003           2002
                                                                            ----           ----
           Net sales
                ROUNDUP and other glyphosate-based herbicides               $ 429          $ 260
                 All other agricultural productivity products                 214            221
                                                                            -----          -----
                     Total net sales                                        $ 643          $ 481
                                                                            =====          =====

           Gross profit
                ROUNDUP and other glyphosate-based herbicides               $ 156          $  58
                 All other agricultural productivity products (1)              77             77
                                                                             ----          -----
                     Total gross profit                                     $ 233          $ 135
                                                                            =====          =====

           EBIT (2)                                                         $  30          $ (55)
                                                                            =====          =====

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 9 - Restructuring - for further details.
(2) Earnings (loss) from continuing operations before interest and income taxes. See Note 12 - Segment Information - for further details.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          In the Agricultural Productivity segment, first quarter 2004 net sales increased $162 million from the same period a year ago. This gain is attributable to stronger sales of ROUNDUP in the United States and Brazil. Quarterly sales volumes of ROUNDUP increased in the United States, as did average net selling prices. A better product mix benefited sales during this period. A higher percentage of our glyphosate sales consisted of branded product, as this quarter's results reflect the successful launch of ROUNDUP ORIGINAL MAX for the 2004 growing season. It should, however, be noted that the first fiscal quarter is not the primary glyphosate selling season in the United States, and much of this quarter's increase is timing related. For the full year, we continue to expect a decline in the market share and average net selling price of ROUNDUP in the United States.

          Improved market and pricing conditions, along with favorable weather conditions, led to sales gains in Brazil. The operational changes we made there last year also favorably affected the first quarter net sales comparison, as did the effect of the Brazilian real exchange rate. In Argentina, sales for the three months ended Nov. 30, 2002, included the effect of actions taken in conjunction with our customers during a time of economic and market turmoil. A one-time exception to our policy regarding crop protection product returns reduced that period's sales by approximately $60 million, but also reduced risks for both parties. During the first quarter of fiscal year 2004, ROUNDUP net sales in Argentina were negatively affected by the dry weather and competitive conditions.

          Sales of our other Agricultural Productivity products declined for the quarter, primarily because of lower sales of our other herbicides. However, the absence of restructuring charges in cost of goods sold and more efficient operations during the first quarter of fiscal year 2004 offset the sales declines to result in steady gross profit results for the other Agricultural Productivity products in both quarters.

          This quarter's improved Agricultural Productivity sales performance significantly benefited the segment EBIT comparison. Higher employee-related expenses and $7 million in charges related to the fiscal year 2004 restructuring plan partially offset the sales and gross profit improvements.

     Our Agreement with The Scotts Company

          In 1998, Monsanto entered into an agency and marketing agreement with The Scotts Company (Scotts) with respect to our lawn-and-garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn-and-garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the deferred portions of the $20 million annual fixed fee owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing the interest on the amounts owed by Scotts and including it in interest income. The total amount owed by Scotts, including accrued interest, was approximately $50 million as of Nov. 30, 2003, and Aug. 31, 2003. Scotts began paying these deferred amounts ($5 million per year in monthly installments) beginning in October 2002.

     Restructuring

          During the first quarter periods presented, we recorded charges relating to our restructuring plans. These net charges were recorded in the Statement of Consolidated Operations as outlined below. Please see Note 9 - Restructuring - for further details.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

                                                                   Three Months Ended
                                                                        Nov. 30,
                                                              -----------------------------
                                                                 2003             2002
                                                                 ----             ----
Cost of goods sold                                               $--           $  (6)
Restructuring charges-- net(1)                                   (29)             (8)
                                                           --------------  --------------
      Loss from continuing operations before income taxes         (29)            (14)
Income tax benefit                                                11               5
                                                           --------------  --------------
     Loss from continuing operations                             (18)             (9)
Loss from operations of discontinued businesses(2)               (33)             --
Income tax benefit                                                 9              --
                                                           --------------  --------------
     Loss on discontinued operations                             (24)             --
                                                           --------------  --------------
Net loss                                                        $(42)          $  (9)
                                                           ==============  ==============

(1) The restructuring charges for the three months ended Nov. 30, 2003, and Nov. 30, 2002, were both offset by $1 million in restructuring reversals related to the 2000 restructuring plan.
(2) Fiscal year 2004 contains restructuring charges related to discontinued businesses (refer to Note 14 - Discontinued Operations).

     Fiscal Year 2004 Restructuring Plan

          In October 2003, we announced plans to continue to reduce the costs associated with our agricultural chemistry business as that segment matures globally. We will further concentrate our resources on our core seeds and traits businesses. These plans include: (1) reducing costs associated with our ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. These actions will require charges of up to $155 million aftertax ($289 million pretax) in fiscal year 2004; $43 million ($63 million pretax) of these charges were recorded in the first quarter of fiscal year 2004. Of these pretax charges, $23 million was recorded within the Seeds and Genomics segment, $7 million within the Agricultural Productivity segment, and the remainder within discontinued operations. We are following the new accounting guidance of SFAS 146 to account for these actions.

          In the first quarter of fiscal year 2004,  we recorded  charges of $20 million related to work force reductions. Work force reductions in continuing operations ($17 million) were primarily R&D, information technology, and marketing in the United States; downsizing the regional structure and key country focus in Europe; and downsizing the sales force in Canada as a result of the realignment of the Canadian business to focus on the Seeds and Genomics segment. Discontinued operations work force reductions were related to employees of the plant-made pharmaceuticals program. Facility closure charges of $1 million related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $13 million were associated with the closure of an office building ($11 million), and an intangible asset impairment of $2 million in Asia. Discontinued operations asset impairments of $29 million consisted of $26 million other intangible assets and property, plant and equipment impairments of $2 million, both associated with the European wheat and barley business; and property, plant and equipment impairments of $1 million associated with the plant-made pharmaceuticals business.

          For the full fiscal year, we expect approximately $148 million of pretax charges to relate to the Seeds and Genomics segment and $141 million to relate to the Agricultural Productivity segment. We estimate that this restructuring will require approximately $137 million of cash, relating to work force reductions and to a lesser extent, facility closures. We also estimate we will incur $83 million of noncash pretax asset impairments during fiscal year 2004, not including the $69 million impairment of goodwill related to the global wheat reporting unit. The actions relating to this restructuring plan are expected to produce aftertax savings of approximately $80 million to $95 million in fiscal year 2005, and approximately $90 million to $105 million in fiscal year 2006, with continuing savings going forward. We expect that these actions will lower our SG&A costs as a percent of sales.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     2002 Restructuring Plan (charges recorded in calendar year 2002)

          In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down, and certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States were closed or downsized. Certain seed sites were consolidated, and certain U.S. swine facilities were exited. In connection with this plan, Monsanto recorded $14 million pretax ($9 million aftertax) of net charges during the quarter ended Nov. 30, 2002. Of these charges, $6 million was recorded in cost of goods sold and the remainder in the restructuring line item.

          During the first quarter fiscal year 2004, approximately 50 former employees received cash severance payments totaling less than $1 million. As of Nov. 30, 2003, the reserve balance related to this plan was $3 million. Cash payments to complete these restructuring actions are expected to be made during fiscal year 2004, and will be funded from operations. These payments are not expected to significantly affect the company's liquidity. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

     2000 Restructuring Plan (charges recorded in calendar years 2001 and 2000)

          In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and to streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded during calendar years 2001 and 2000. These charges totaled $474 million pretax ($334 million aftertax): $213 million ($137 million aftertax) recorded in calendar year 2001, and $261 million ($197 million aftertax) recorded in calendar year 2000.

          Activities related to the 2000 restructuring plan during the first quarter of fiscal year 2004 did not decrease the Aug. 31, 2003, $8 million liability balance, which was comprised of $5 million work force reductions and $3 million facility closures. Approximately $1 million in 2000 restructuring plan reversals were recorded in first quarter fiscal year 2004, and consisted of less than a $1 million in facility closures and less than $1 million in asset impairment reversals that were originally recorded as restructuring charges. Reversals were recorded primarily because costs were lower than originally estimated. Both items are individually less than $1 million and therefore do not change the liability balance, however, total $1 million in current quarter reversals.

          The remaining work force reductions, asset dispositions, and other exit activities associated with this plan are expected to be completed during fiscal year 2004. The remaining restructuring actions will be funded from operations; these actions are not expected to significantly affect the company's liquidity. These actions under the 2000 restructuring plan have yielded annual cash savings of more than $100 million.

     Financial Condition, Liquidity, and Capital Resources

     Working Capital and Capital Resources

                                                        As of               As of                As of
                                                    Nov. 30, 2003       Aug. 31, 2003        Nov. 30, 2002*
                                                    -------------       -------------        --------------
                      Working capital                  $3,050              $3,018               $2,546
                      Current ratio                    2.69:1              2.55:1               2.62:1

                    *All  data  as of  Nov.  30,  2002,  are  derived  from  our unaudited consolidated statement of financial position, which is not presented herein.

          Our working capital balance as of Nov. 30, 2003, reflects the strength of our balance sheet. The net working capital of $3 billion as of Nov. 30, 2003, is consistent with the August 2003 working capital level, as a portion of the receivables that were outstanding has been realized into cash through collections. The $1 billion of cash on hand at the end of the first quarter is evidence of the strong cash collections throughout the first quarter of fiscal year 2004, as customer prepayments for the upcoming

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     U.S. growing season's products increased significantly during the quarter. Customers are paying for their products earlier this season, a signal of the strengthening agricultural economy. Quarterly collections improved in nearly every world area and business line, and total trade receivables as a percent of the trailing 12-month sales have improved significantly thus far in fiscal year 2004.

          Current liabilities as of the end of November this year were down more than $100 million from levels at the end of August 2003. The effect of the $400 million Solutia PCB settlement payment during the quarter was partially offset by seasonal increases in certain liabilities. For example, balances relating to deferred revenue and grower liabilities as of Nov. 30, 2003, were higher than balances as of Aug. 31, 2003. Deferred revenue balances were also driven higher by the increase in customer prepayments received during the quarter.

          Our working capital increased on a November-to-November comparison, reflecting the higher prepayments and stronger cash position this year. Improved operational performance drove accrued liabilities as of Nov. 30, 2003, higher than year-ago levels because of accruals for customer incentive programs and potential incentive payments to employees. A decline in short-term debt from November 2002 to November 2003 was offset by an additional senior note issuance that is not reflected in the working capital figures because the notes are classified as long-term debt. Monsanto's debt-to-capital ratio as of Nov. 30, 2003, remained relatively consistent with prior periods at 23 percent.

     Cash Flow

                                                                       Three Months Ended
                                                                            Nov. 30,
                                                                  ------------------------------
                                                                      2003            2002
                                                                      ----            ----
    Net cash provided by operations                                   $ 661           $ 729
     Net cash provided (required) by investing activities               175             (69)
                                                                      -----           -----
            Free Cash Flow                                              836             660
     Net cash required by financing activities                          (81)           (468)
                                                                      -----           -----
            Net Increase in Cash and Cash Equivalents                 $ 755           $ 192

          Free cash flow for first quarter 2004 improved more than $170 million from the same period last year to $836 million. Continued strong receivables management benefited the comparison, as trade receivables and customer prepayments provided more cash from operations this quarter than the same quarter last year. The maturity of $230 million of short-term investments also benefited this quarter's free cash flow. We used a mix of cash and short-term borrowings to fund the $400 million Solutia PCB litigation settlement payments made in September 2003. We are also continuing to voluntarily contribute to our U.S. qualified pension plan, with $25 million contributed in the first quarter of 2004. We voluntarily contributed $125 million to the plan in December of 2003, which will be reflected in our second quarter cash flow results.

          The net change in short-term financing during the three months ended Nov. 30, 2003, drove the change in cash required by financing activities. Treasury share purchases totaling $55 million during the first quarter of fiscal year 2004 slightly offset the change in short-term debt. These share repurchases are part of our three-year, $500 million share repurchase program.

          Customer Financing Program: In connection with a financing option that is available to certain of our customers, we collected approximately $15 million in the first quarter of 2004 and $24 million during the same period last year. This $500 million revolving credit and liquidity facility allows certain U.S. customers to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of the third-party specialty lender using Monsanto's credit guidelines approved by the lender, a special purpose entity. The loans are sold to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first loss guarantee of up to $100 million. We have not issued, nor are we obligated to issue, any debt or equity securities in connection with this arrangement.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          As of Nov. 30, 2003, customer loans outstanding through this financing program totaled approximately $95 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms (generally 12 months or less) and we would revert to our past practice of providing customers with direct credit purchase terms. Servicing fee revenues were not significant. As of Nov. 30, 2003, Monsanto's recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

     Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

          As further discussed in Note 10 - Commitments and Contingencies, under our Separation Agreement with Pharmacia, we were required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and is seeking relief from paying certain liabilities, including the liabilities that it assumed from Pharmacia. If Solutia is discharged from all or a portion of these liabilities, Monsanto may be required to indemnify Pharmacia for all of a portion of them. Note 10 includes further information regarding Solutia, and the reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity. Also see Item 5 - Other Information -
     Relationships Among Monsanto Company, Pharmacia Corporation And Solutia Inc. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement.

     Outlook - Update

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

          Our strategic actions will allow us to focus on continued growth in our seeds and traits businesses, while ensuring that ROUNDUP and our other herbicides continue to make strong contributions to cash flow and income. We are accelerating Monsanto's evolution to a company led by its strengths in seeds and biotechnology traits as means of delivering solutions to our customers. As we concentrate our resources on this growth sector of the agricultural industry, we are taking steps to reduce SG&A costs -- particularly those associated with our agricultural chemistry business as that sector matures globally. Monsanto remains the leading manufacturer of the best-selling herbicide, ROUNDUP, and maintains a very strong manufacturing cost position.

          As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. Our research and marketing will focus on three crops grown on significant acreage: corn, cotton and soybeans. We have announced plans to exit the European breeding and seed business for wheat and barley, but we will continue our work on ROUNDUP READY wheat, which is in the regulatory approval phase.

          We will also focus geographically on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. These actions allow us to reduce our exposure to risk from changes in the marketplace.

                       MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Our financial strategy will continue to emphasize both earnings and cash, and we believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning cash to shareowners. We have begun to implement our new share repurchase program, and our board of directors also authorized an increase to our dividend rate in 2003. We also applied our strong cash position to participate in a settlement of Solutia's PCB litigation and continue to make voluntary contributions to our pension plan.

          We have taken decisive steps to address key risks in our business position. These include the measures noted above, to reduce costs in our agricultural chemistry business and to accelerate the evolution to an emphasis on seeds and traits. We also took steps in 2002 to reduce risk and stabilize our business position in Latin America. We remain focused on cost and cash management both to maintain the progress we have made in managing our investment in working capital -- in particular, receivables and inventories -- and to realize the full earnings potential of our businesses. We will also continue to seek additional external financing opportunities for our customers.

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

          Key near-term growth opportunities in seeds and traits include

          o Continued growth in Monsanto's branded and licensed seed market shares, through successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

          o Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden's/Corn States business and the newly established Cotton States business; and,

          o Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products.

          At the same time, we expect to continue to reduce seed production costs through higher yields on seed production acres and careful management of our seed product portfolio.

          Monsanto has built a leading global position in seeds, and the successful integration of seed businesses acquired in the 1990s has allowed us to optimize our seed portfolio. We continue to make improvements in our base seed business, as advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality, yields and cost. The performance of Monsanto germplasm is reflected in market share gains for both our branded and licensed seed businesses. We also use our genetic material to develop new varieties for other seed companies' brands.

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

                      MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business, because it allows Monsanto to earn a greater share of the farmer's expenditures on each acre. Stacked-trait cotton overtook single-trait cotton products in Monsanto's product mix in 2003. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

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

          We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are pursuing strategies that enable growth even with delays in some global regulatory approvals. The Brazilian government recently passed a measure which legalizes the planting of Roundup Ready soybeans in Brazil for the 2003-2004 crop year. Monsanto is working with the Brazilian grain industry to collect royalties for the use of our technology. We are continuing our efforts to obtain long-term approval for the planting of ROUNDUP READY soybeans in Brazil, and plan to continue to develop a royalty system, which matches the decisions made by the government of Brazil. However, there is no certainty that royalties will be profitably collected. Additionally, Monsanto is pursuing approvals to enable the importation of corn and processed corn products that contain the ROUNDUP READY and YIELDGARD rootworm traits into Europe. Crop import restrictions in some key markets, most notably the European Union (EU), reduce potential expansion of current and future biotechnology crops in the United States and other markets where they are approved. The development of effective systems to enable farmers growing crops in the United States to sell into elevator systems that do not export to the EU, however, is mitigating the effect of these restrictions.

          We are committed to addressing concerns raised by consumers and by public interest groups and questions from government regulators regarding agricultural and food products developed through biotechnology. We also continue to address concerns about the adventitious or certain unintended trace presence of biotechnology materials in seed, grain or feed and food products. We are responding to the issue of adventitious presence in several ways. These include seeking sound, science-based rules and regulations that clarify and allow for trace amounts, and providing industry leadership to establish the highest standards of purity reasonably achievable and to establish global standards for quality. We are also working with the seed industry to develop strategies on production interventions that may reduce the likelihood of adventitious presence.

     Agricultural Productivity

          In recent years, we have seen reduced revenues and earnings from ROUNDUP herbicide, which reflect both the overall decline in the agricultural chemicals market and the expiration of U.S. patent protection for the active ingredient in ROUNDUP in 2000. By aligning our infrastructure and costs with our expectations for the glyphosate herbicide market, however, we believe the ROUNDUP franchise can continue to be a significant and sustainable source of cash and income generation for Monsanto, even in the face of increased competition.

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

          We have several patents on our glyphosate formulations and manufacturing processes in the United States and in other countries. We continue to differentiate ROUNDUP with innovations using proprietary technology. We also provide more concentrated formulations that provide greater convenience for farmers while reducing production and logistics costs. We offer a variety of products to meet farmers' needs. The U.S. launch of premium ROUNDUP WEATHERMAX was followed by successful introduction of ROUNDUP ORIGINAL MAX, which offers key brand advantages versus imitator products at a very competitive price, for the 2004 growing season.

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

          Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in ROUNDUP, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We continue to reduce production costs, and we are also achieving reductions in working capital through careful management of inventories. In recent years, distribution channel inventories had increased significantly in the United States. However, ROUNDUP distribution inventory levels at the end of calendar year 2002 were roughly flat with levels at 2001 calendar year-end, and declined during the key 2003 selling season. Preliminary reports indicate levels at the end of the calendar year to be lower than the year-ago levels.

          Like most chemical herbicides, Monsanto's selective herbicides face declining markets and increasing competitive pressures, but they continue to complement our ability to offer fully integrated solutions, particularly in ROUNDUP READY corn. While rapid penetration of ROUNDUP READY corn in the United States has also had a negative effect on sales of Monsanto selective corn herbicides, increased gross profit from the ROUNDUP READY trait and the ROUNDUP used on these acres are significantly higher than the lost selective herbicide sales.

          Our lawn-and-garden herbicide business remains a strong cash generator and supports Monsanto's brand equity in the marketplace. Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. POSILAC provides a steady contribution to gross profit. The active ingredient for POSILAC is manufactured both at our new plant in Augusta, Georgia, and by Sandoz GmbH in Austria. Sandoz also manufactures the finished dose formulation of POSILAC, and will remain the sole supplier of the finished dose formulation until we obtain approval from the U.S. Food and Drug Administration (FDA) to manufacture the finished dose formulation at Augusta. On Dec. 19, 2003, we notified our customers that supplies of POSILAC will be temporarily limited while Sandoz completes necessary corrections and improvements at its facility in cooperation with the FDA. Due to circumstances beyond our control, this limitation has temporarily reduced volumes of POSILAC available for sale and required us to allocate available supplies.

     Other Information

          As discussed in Note 10 -- Commitments and Contingencies, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

                      MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          For  additional   information   on  the  outlook  for  Monsanto,   see
     "Cautionary    Statements:    Risk   Factors   Regarding    Forward-Looking
     Information."

     Critical Accounting Policies and Estimates

          In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in
     Note 2 -- Significant Accounting Policies -- to the consolidated financial statements contained in our report on Form 10-K for the transition period ended Aug. 31, 2003. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our financial condition, results of operations, or liquidity.

          The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our report on Form 10-K for the transition period ended Aug. 31, 2003. In addition, had we used estimates different from any of these, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented.

     New Accounting Standards

          In December 2003, the SEC issued SAB No. 104, Revenue Recognition. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The company believes it is following the guidance of SAB 104.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaced EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are actually incurred, rather than on the date the company commits itself to the exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. We are following the guidance of SFAS 146 for the fiscal year 2004 restructuring plan. Refer to Note 9 -- Restructuring -- for further details. The adoption of SFAS 146 had no effect on our 2002 and 2000 restructuring plans, which were both initiated prior to Dec. 31, 2002.

     Cautionary Statements Regarding Forward-Looking Information

          In this report, and from time to time throughout the year, we share our expectations for our company's future performance. These forward-looking statements represent our best estimates and expectations at the time that we make those statements. However, by their nature, these types of statements are uncertain and are not guarantees of our future performance. Many events beyond our control will determine whether our expectations will be realized. In the interests of our investors, and in accordance with the "safe harbor" provisions of the U.S Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate.

          Our forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance and the anticipated effect of our strategic actions; domestic or international economic, political and market conditions; and other factors that could affect our future operations or financial position. Any statements we make that are not matters of current reportage or historical fact should be

                      MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     considered forward looking. Such statements often include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "will," and similar expressions.

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

          Adventitious Presence of Biotechnology Traits: The detection of unintended but unavoidable trace amounts (sometimes called "adventitious presence") of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from seeds containing these traits, may negatively affect our business or results of operations. The detection of adventitious presence of traits not approved in the country where detected may result in the withdrawal of seed lots from sale, or in compliance actions such as crop destruction or product recalls. Some growers of organic and conventional crops have claimed that the adventitious presence of any biotechnology traits in their crops will cause them commercial harm. The potential for adventitious presence of biotechnology traits is a factor in general public acceptance of these traits. Concern about adventitious presence may also lead to more stringent regulation, which may include: requirements for labeling and traceability; financial protection such as surety bonds, liability or insurance; and/or restrictions or moratoria on testing, planting or use of biotechnology traits.

          Regulation and Legislation Affecting Agricultural Products: In addition to regulation and legislation specifically affecting our seed biotechnology products, agricultural products and their manufacturers are subject to other government regulation, which affects our sales and profitability. These regulations affect the development, manufacture and distribution of our products, and non-compliance could affect our sales and profitability. Farm legislation encouraging or discouraging the planting of specific crops can affect our sales. In addition, claims that increased use of glyphosate herbicides increases the potential for the development of glyphosate- resistant weeds could result in restrictions on the use of glyphosate and of seeds containing our ROUNDUP READY traits, and thereby reduce our sales.

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

          Competition in Plant Biotechnology: Many companies engage in plant biotechnology research. Their success could render our existing products less competitive. In addition, a company's speed in getting its new product to market can be a significant competitive advantage. We expect to see more competition, from agricultural biotechnology firms and from major agrichemical, seed and food companies, some of which have substantially greater financial and marketing resources than we do.

          Weather, Natural Disasters and Accidents: Our sales and profitability are subject to significant risk from weather conditions and natural disasters that affect commodity prices, seed yields, and grower decisions about purchases of our products. Weather conditions also affect the quality, cost and volumes of the seed that we are able to produce and sell. Natural disasters or industrial accidents could also affect our own manufacturing facilities, our major suppliers, or our major customers.

          Manufacturing: Because we use hazardous and other regulated materials in our product development programs and chemical manufacturing processes, we are subject to risks of accidental environmental contamination, and therefore to potential personal injury claims and fines. We are also subject to regulation of air emissions, waste water discharges and solid waste. Compliance may be costly, and failure to comply may result in penalties and remediation obligations. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.

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

          Litigation and Contingencies: We are involved in major lawsuits concerning contracts, intellectual property, biotechnology, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition,

                      MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     in connection with the separation of our businesses from those of Pharmacia on Sept. 1, 2000, we were required to indemnify Pharmacia for liabilities that Solutia had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and is seeking relief from paying certain liabilities, including the liabilities that it assumed from Pharmacia. If Solutia is discharged from all or a portion of these liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Additional information about our relationship with Solutia and risks related to Solutia may be found in other sections of this report.

          Product Distribution: To market our products successfully, we must estimate growers' future needs, and match our production and the level of product at our distributors to those needs. However, growers' decisions are affected by market and economic conditions that are not known in advance. Failure to provide distributors with enough inventory of our products will reduce our current sales. However, high product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. Large distributor inventories also diminish our ability to react to changes in the market, and increase the risk of obsolescence and seed returns. In addition, inadequate distributor liquidity could affect distributors' ability to pay for our products.

          Cost Management: We have recently announced strategic initiatives that include cost reductions in our ROUNDUP business. Inability to implement these cost reductions while maintaining sales, or unanticipated increases in our costs, could reduce our profitability.

          Commodity Prices: Fluctuations in commodity prices can affect our costs and our sales. We purchase our seed inventories from production growers at market prices, and retain the seed in inventory until it is sold. We use hedging strategies to mitigate the risk of changes in these prices. In addition, the prices of our seeds and traits could be affected by commodity prices. Farmers' income, and therefore their ability to purchase our herbicides, seeds and traits, is also affected by commodity prices.

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

                      MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There are no material changes related to market risk from the disclosures in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003.

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

          During the quarter that ended on the Evaluation Date, there was no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Pursuant to the Separation Agreement between Monsanto and Pharmacia, as amended, we were required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia and which Pharmacia would otherwise be required to pay. At this time, the litigation that we are defending or prosecuting does not include litigation relating to the liabilities that Solutia assumed from Pharmacia, and this litigation is not included in the descriptions below. Solutia has been managing this litigation pursuant to powers of attorney granted by Pharmacia and by us, and has described this litigation in its reports on Forms 10-K and 10-Q, filed with the SEC. Since Solutia has been managing this litigation, we have not participated in the preparation of those filings. As described in Note 10 - Commitments and Contingencies, on Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Solutia's active management of litigation relating to the liabilities that it assumed from Pharmacia may change as a result of the Chapter 11 filing. Certain environmental and litigation matters may be selectively assumed by us for purposes of defense and resolution; and we may advance funds for the defense, performance or disposition of certain matters and pursue recovery of our expenses from Solutia in the Chapter 11 proceeding. For additional information, see Note 10 - Commitments and Contingencies, and
Item 5 - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

     While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting (which at this time do not include litigation relating to the liabilities that Solutia assumed from Pharmacia), either individually or taken as a whole, will have a material adverse effect on our financial position, profitability or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting.

     The following discussion provides updated information regarding certain proceedings to which Pharmacia or we are a party and for which we are responsible. Other information with respect to legal proceedings appears in our report on Form 10-K for the transition period ended Aug. 31, 2003.

     The following updates certain proceedings involving Bayer CropScience AG (formerly Aventis CropScience S.A., previously Rhone Poulenc Agrochimie S.A.) (Bayer CropScience), a subsidiary of Bayer AG, and its affiliates:

     o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, on Nov. 20, 1997, Bayer CropScience filed suit in U.S. District Court in North Carolina against the former Monsanto Company and DEKALB Genetics Corporation (subsequently acquired by us) (DEKALB Genetics), alleging that because DEKALB Genetics had failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Bayer CropScience had been induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Jury trial of the fraud claims ended April 22, 1999, with a verdict against

          DEKALB Genetics for $15 million in actual damages and $50 million in punitive damages. The damage awards have been paid in full. DEKALB Genetics appealed the jury verdict and the U.S. Court of Appeals for the Federal Circuit upheld the judgment. The U.S. Supreme Court vacated the punitive damage award and remanded the case to the Court of Appeals for the Federal Circuit to reconsider the issue in light of the Supreme Court's punitive damages decision in State Farm Mutual Automobile Insurance Co. v. Campbell. On Sept. 29, 2003, the Federal Circuit once again affirmed the judgment of the District Court, stating that the central holding of State Farm had no bearing on the case. Monsanto has again requested that the U.S. Supreme Court overturn the decision of the Federal Circuit.

     o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, on Dec. 4, 2000, in view of threats of patent infringement made by Bayer CropScience against Monsanto's licensees for its YIELDGARD corn, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri, for a declaratory judgment against Bayer CropScience to invalidate four patents that had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. (PGS). Monsanto successfully maintained that the patents, which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief. On Dec. 27, 2002, Monsanto's motion for summary judgment was granted. Bayer CropScience has appealed the District court's judgment to the U.S. Court of Appeals for the Federal Circuit. On Dec. 4, 2003, the Federal Circuit heard oral argument on Bayer CropScience's appeal. Also, on Nov. 14, 2003, in light of its finding of inequitable conduct against Bayer CropScience, the District Court ordered Bayer CropScience to pay Monsanto $4.78 million in attorneys' fees and costs. Bayer CropScience has asked the District Court to hold enforcement of that judgment until the Federal Circuit rules on its appeal.

     As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, Monsanto is defending several lawsuits which allege that, beginning in 1988, Monsanto and the former Monsanto Company conspired with competitors, through a series of negotiations and legal settlements, to fix the price of glyphosate-based herbicides and paraquat-based herbicides at prices higher than the market would otherwise bear. These lawsuits all seek monetary damages. The following two cases have been consolidated and are currently pending in U.S. District Court for the Eastern District of Missouri, and were filed alleging claims on behalf of all direct purchasers of glyphosate-based herbicides or paraquat-based herbicides in the United States from March 1, 1988, to the present: (i) a suit filed by S&M Farm Supply, Inc. on Nov. 21, 2001, in U.S. District Court for the Northern District of California; and (ii) a suit filed by Orange Cove Ag-Chem and Sidehill Citrus Grove, Inc., on March 11, 2002, in U.S. District Court for the Eastern District of California. On Oct. 16, 2003, the District Court denied plaintiffs' motion to certify these actions as class actions. On Dec. 16, 2003, the U.S. Court of Appeals for the Eighth Circuit denied plaintiffs' request for immediate appellate review of the District Court's decision. In addition, three other purported class action lawsuits alleging the same facts have been filed by individuals, and are pending in state courts in California and Tennessee.

     As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, two purported class action lawsuits by farmers, concerning our biotechnology trait products, have been consolidated in U.S. District Court for the Eastern District of Missouri. The suits were initially filed against the former Monsanto Company by two groups of farmers: one on Dec. 14, 1999, in the U.S. District Court for the District of Columbia; and the other on Feb. 14, 2002, in the U.S. District Court for the Southern District of Illinois. In March 2001, plaintiffs amended their complaint to add Pioneer, Syngenta Seeds, Syngenta Crop Protection, and Bayer CropScience as defendants. The complaints included both tort and antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among defendants to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On Sept. 22, 2003, the District Court granted
Monsanto's motion for summary judgment on all tort claims, and denied plaintiffs' motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court denied plaintiffs' motion to allow their antitrust claims to proceed as a class action. On Dec. 16, 2003, the U.S. Court of Appeals for the Eighth Circuit granted plaintiffs' request for immediate appellate review of the District Court's decision denying class certification of their antitrust claims.

     As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In the United States this litigation has been assigned to Judge Weinstein of the U.S. District Court for the Eastern District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381, a multidistrict litigation proceeding established in 1977 to coordinate
Agent Orange-related litigation in the United States (MDL). In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. Approximately 22 suits filed by individual U.S. veterans contesting the denial of their claims subsequent to the class action settlement have been consolidated in the MDL and are currently pending in the District Court. On Feb. 14, 2000, the District Court dismissed claims by two of these plaintiffs, on the ground that they were barred by the 1984 settlement. On Nov. 30, 2001, the U.S. Court of Appeals for the Second Circuit vacated the District Court's dismissal, and on June 9, 2003, the U.S. Supreme Court failed to overturn the judgment of the Court of Appeals, thereby allowing these two claims to proceed notwithstanding the 1984 class action settlement. The District Court has scheduled a hearing on Jan. 26, 2004, on the issue of whether it retains jurisdiction over the two cases. Defendants have stated that they will file a motion to dismiss on the basis of the government contract defense, which has led to the dismissal of other Agent Orange-related suits.

     As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, since the late 1990s, the U.S. Environmental Protection Agency
(EPA) has focused attention on the presence of dioxin in the Kanawha River in West Virginia. As part of its efforts in this regard, the EPA is conducting preliminary assessments at more than 20 sites identified as potential sources of dioxin in the Kanawha River. Among these sites are three landfills -- the Heizer Creek landfill, the Poca Strip Mine landfill, and the Manila Creek landfill -- that Pharmacia used in the late 1950s to dispose of plant waste from its former Nitro, West Virginia, manufacturing location. Through the preliminary assessment work, the EPA identified an elevated dioxin level in one soil sample taken at the Heizer Creek landfill, and notified Pharmacia of its potential liability at that landfill. Pursuant to a September 1999 consent order with the EPA, Pharmacia and (after Sept. 1, 2000) Monsanto prepared and submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) Report, which contained, among other things, our recommended remedy. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. The EPA has approved the EE/CA Report. As of this time, the EPA has not identified elevated dioxin levels at the Poca Strip Mine or Manila Creek landfills. Also with regard to the EPA's focus on dioxin in the Kanawha River, in May 2002, the EPA sent Monsanto, as well as Solutia, a "notice of potential liability and offer to negotiate for removal action" regarding the Kanawha River Site in Putnam and Kanawha counties, West Virginia. The EPA's communication to Monsanto and Solutia was premised on Pharmacia's former operations at the Nitro plant. Pharmacia, Solutia, and Monsanto have all been in communication with the EPA regarding the notice and offer. Monsanto believes that the Kanawha River Site is the responsibility of Solutia under the terms of the Distribution Agreement between Pharmacia and Solutia, and has tendered responsibility for it to Solutia. Prior to Solutia's Chapter 11 filing, Solutia refused to accept the matter. In order to mitigate damages and protect the rights and positions of Monsanto and Pharmacia, Monsanto has been managing this matter on behalf of Pharmacia. We will make a claim for recovery against Solutia in the course of its bankruptcy proceeding. The EPA and Monsanto are negotiating a consent order under which, if executed, Monsanto would prepare an EE/CA Report, which would contain the results of our investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments. At this point, the degree to which Monsanto/ Solutia/ Pharmacia, as opposed to third parties, could ultimately be responsible for costs associated with this matter is unclear.

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

                -------------------- --------------------------------------------------------------------------------
                Date of Event                                    Description of Event
                -------------------- --------------------------------------------------------------------------------
                Sept. 1, 1997        o   Pharmacia   (then  known  as   Monsanto   Company)   entered   into  a
                                         Distribution  Agreement  with  Solutia  related  to  the  transfer  of  the operations,  assets and liabilities of the Chemical Business from Pharmacia
                                         (then known as Monsanto Company) to Solutia.
                                     o   Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify
                                         Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.
                -------------------- --------------------------------------------------------------------------------
                Dec. 19, 1999        o   Pharmacia (then known as Monsanto  Company)  entered into an agreement with Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).
                -------------------- --------------------------------------------------------------------------------
                Feb. 9, 2000         o   We were  incorporated  in Delaware  as a wholly  owned  subsidiary  of
                                         Pharmacia (then known as Monsanto Company) under the name "Monsanto Ag
                                         Company."
                -------------------- --------------------------------------------------------------------------------
                 March 31, 2000      o   Effective date of the Merger.
                                     o   In connection with the Merger, (1) PNU became a wholly owned subsidiary of
                                         Former Monsanto (now Pharmacia); (2)Former Monsanto changed its name from
                                         "Monsanto Company" to "Pharmacia Corporation"; and (3) we changed our name from "Monsanto Ag Company" to "Monsanto Company."
                -------------------- --------------------------------------------------------------------------------
                Sept. 1, 2000        o   We entered into a Separation  Agreement with Pharmacia  related to the transfer of the operations,  assets and liabilities of the Ag Business from
                                         Pharmacia to us.
                                     o   Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals
                                         Business, and for liabilities assumed by Solutia pursuant to the Sept. 1,
                                         1997 Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.
                -------------------- --------------------------------------------------------------------------------
                Oct. 23, 2000        o   We   completed   an  initial   public   offering   in  which  we  sold
                                         approximately  15 percent of the shares of our common  stock to the public.
                                         Pharmacia continued to own 220 million shares of our common stock.
                -------------------- --------------------------------------------------------------------------------
                July 1, 2002         o   We,  Pharmacia  and  Solutia  amended the Sept.  1, 1997  Distribution
                                         Agreement,  to  provide  that  Solutia  will  indemnify  us  for  the  same liabilities for which it had agreed to indemnify Pharmacia,  and to clarify the parties' rights and obligations.
                                     o   We and Pharmacia amended the Sept. 1, 2000 Separation Agreement, to clarify our respective rights and obligations relating to our indemnification obligations.
                -------------------- --------------------------------------------------------------------------------
                Aug. 13, 2002        o   Pharmacia  distributed the 220 million shares of our common stock that it owned to its  shareowners  via a tax-free  stock  dividend (the Monsanto
                                         Spinoff).
                                     o   As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.
                -------------------- --------------------------------------------------------------------------------
                April 16, 2003       o   Pursuant  to a merger  transaction,  Pharmacia  became a wholly  owned subsidiary of Pfizer.
                -------------------- --------------------------------------------------------------------------------
                Dec. 17, 2003        o   Solutia filed a voluntary  petition for  reorganization  under Chapter
                                         11 of the U.S. Bankruptcy Code.
                -------------------- --------------------------------------------------------------------------------

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

     On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including the liabilities that it assumed from Pharmacia. Note 10 - Commitments and Contingencies, includes further information regarding Solutia, and the reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits: See Exhibit Index (B) Reports on Form 8-K:

      Date Filed or
        Furnished            Item No.                                       Description
        ---------            -------                                        -----------
      Sept. 9, 2003          Item 12          The  company  furnished  a report on Form 8-K (Item  12),  providing  modified historical pro forma financial  information  based upon crop fiscal year. This information was posted to the company's website.

      Sept. 16, 2003         Items 9          The  company  furnished  a report  on Form 8-K  (Item  9),  providing  a slide presentation  prepared for use by the company's Chief Executive Officer at the
                                              Banc  of  America  Securities'  33rd  Annual  Investment   Conference  in  San
                                              Francisco on Sept. 16, 2003.

      Sept. 18, 2003         Item 9           The  company  furnished  a report  on Form 8-K  (Item  9),  providing  a slide presentation  prepared for use by the company's Chief Executive Officer at the
                                              Credit  Suisse First  Boston 16th Annual  Chemical  Conference  in New York on
                                              Sept. 18, 2003.

      Sept. 24, 2003         Item 5           The  company  filed a report  on Form 8-K  (Item 5),  announcing  a  quarterly dividend and setting the date of the 2004 annual  meeting of shareowners to be held on Jan. 29, 2004.

      Oct. 15, 2003          Items 9 and 12   The company  furnished  a report on Form 8-K (Item 9 and Item 12),  providing:
                                              (i) a press release  announcing  Monsanto  Company's fourth quarter and fiscal year 2003  financial and  operating  results;  (ii) fourth  quarter and fiscal year 2003  supplemental  data;  (iii) 1996-2003  Monsanto  Biotechnology  U.S.
                                              Trait Acreage;  (iv) a slide  presentation to accompany the company's  webcast financial  results  conference  call held on Oct.  15,  2003;  and (v) updated historical pro forma financial information based on crop fiscal year.

      Oct. 16, 2003          Items 9 and 12   The company  furnished  an amended  report on Form 8-K/A (Item 9 and Item 12),
                                              providing   corrections  to  the  slide   presentation  that  accompanied  the
                                              company's webcast financial results conference call on Oct. 15, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MONSANTO COMPANY
                                      ----------------------------
                                             (Registrant)



                                         /s/ Richard B. Clark
                                      ----------------------------
                                      RICHARD B. CLARK
                                      Vice President and Controller
                                      (On behalf of the Registrant and
                                       as Principal Accounting Officer)

Date:        Jan. 14, 2004

                                  EXHIBIT INDEX

  Exhibit
  Number                   Description
  -------                  -----------
     2                     Omitted - Inapplicable

     3                     Omitted - Inapplicable

     4                     Omitted - Inapplicable

     9                     Omitted - Inapplicable

     10.15 Monsanto Non-Employee Director Equity Incentive Compensation Plan, amended and effective Dec. 3, 2003

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

     32 Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer of Monsanto Company)

     99.1                  Computation of Ratio of Earnings to Fixed Charges

     99.2 First Amendment to the Monsanto Company Long Term Incentive Plan, subject to shareowner approval at the Annual Meeting of Shareowners to be held Jan. 29, 2004 (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated Dec. 12, 2003, File No. 1-16167)