Form 10-Q
period 2004-02-29
MONSANTO CO /NEW/
filed 2004-04-14
CIK 1110783

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

                  For the quarterly period ended Feb. 29, 2004

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
YES     X      NO
    ---------     --------

Indicate by check mark whether the registrant is an accelerated filer(as defined
in Rule 12b-2 of the Act).  YES      X       NO
                                ----------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                    Outstanding at
       Class                                         April 9, 2004
       -----                                      ------------------
 Common Stock, $0.01 par value                    265,581,270 shares

================================================================================

                                MONSANTO COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                             Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                   1
          Statement of Consolidated Operations                                                                 2
          Condensed Statement of Consolidated Financial Position                                               3
          Statement of Consolidated Cash Flows                                                                 4
          Notes to Consolidated Financial Statements                                                           5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 22
          Background                                                                                          22
          Change in Fiscal Year End                                                                           22
          Financial Measures                                                                                  22
          Results of Operations - Second Quarter Fiscal Year 2004                                             23
          Results of Operations - First Half of Fiscal Year 2004                                              28
          Restructuring                                                                                       33
          Financial Condition, Liquidity, and Capital Resources                                               36
          Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)                     38
          Outlook - Update                                                                                    39
          Critical Accounting Policies and Estimates                                                          42
          New Accounting Standards                                                                            43
          Cautionary Statements: Risk Factors Regarding Forward-Looking Statements                            44
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                            48
Item 4. Controls and Procedures                                                                               48

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     49
Item 2. Securities, Use of Proceeds and Issuer Purchases of Equity Securities                                 56
Item 4. Submission of Matters to a Vote of Securities Holders                                                 57
Item 5. Other Information                                                                                     57
Item 6. Exhibits and Reports on Form 8-K                                                                      59

SIGNATURE                                                                                                     60
EXHIBIT INDEX                                                                                                 61


                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

          The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months and six months ended Feb. 29, 2004, and Feb. 28, 2003, the Condensed Statement of Consolidated Financial Position as of Feb. 29, 2004, and Aug. 31, 2003, the Statement of Consolidated Cash Flows for the six months ended Feb. 29, 2004, and Feb. 28, 2003, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and "the company," and "we," "our," and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. With respect to the time period prior to Sept. 1, 2000, these terms also refer to the agricultural business of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In tables, all dollars are expressed in millions, except per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and nonbranded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                 (Dollars in millions, except per share amounts)
                                    Unaudited

                                                                                      Three Months Ended       Six Months Ended
                                                                                     --------------------    --------------------
                                                                                      Feb. 29,   Feb.28,      Feb. 29,   Feb. 28,
                                                                                       2004       2003         2004       2003
                                                                                       ----       ----         ----       ----
Net Sales                                                                             $1,492     $1,293       $2,520     $2,139
Cost of Goods Sold                                                                       744        654        1,304      1,150
                                                                                      ------     ------       ------     ------
Gross Profit                                                                             748        639        1,216        989

Operating Expenses:
   Selling, general and administrative expenses                                          275        241          552        458
   Bad-debt expense                                                                       22         14           40         34
   Research and development expenses                                                     126        127          242        243
   Adjustments of goodwill                                                                --         --           69         --
   Restructuring charges - net                                                            28         31           57         39
                                                                                      ------     ------       ------     ------
Total Operating Expenses                                                                 451        413          960        774
Income From Operations                                                                   297        226          256        215

Interest Expense                                                                         (23)       (22)         (44)       (44)
Interest Income                                                                            8          3           12         10
Other Expense - Net                                                                      (37)       (20)         (62)       (19)
                                                                                      ------     ------       ------     ------
Income From Continuing Operations Before Income Taxes and Cumulative Effect of
   Accounting Change                                                                     245        187          162        162
Income Tax Expense                                                                        89         72           83         64
                                                                                      ------     ------       ------     ------
Income From Continuing Operations Before Cumulative Effect of Accounting Change          156        115           79         98
 Cumulative effect of a change in accounting principle - net of tax benefit of $7         --        (12)          --        (12)
                                                                                      ------     ------       ------     ------
Income From Continuing Operations                                                        156        103           79         86
Discontinued Operations (Note 16):
   Loss from operations of discontinued businesses (including estimated loss on
     disposal of $29 for the six months ended Feb. 29, 2004)                              (3)        (5)         (31)        (7)
   Income tax benefit                                                                     (1)        (2)          (9)        (3)
                                                                                      ------     ------       ------     ------
Loss on Discontinued Operations                                                           (2)        (3)         (22)        (4)
                                                                                      ------     ------       ------     ------
Net Income                                                                            $  154     $  100       $   57     $   82
                                                                                      ======     ======       ======     ======

Basic Earnings (Loss) per Share:
   Income from continuing operations before cumulative effect of accounting change    $ 0.59     $ 0.44       $ 0.30     $ 0.37
   Cumulative effect of a change in accounting principle                                  --      (0.05)          --      (0.05)
                                                                                      ------     ------       ------     ------
   Income from continuing operations                                                    0.59       0.39         0.30       0.32
   Loss on discontinued operations                                                     (0.01)     (0.01)       (0.08)     (0.01)
                                                                                      ------     ------       ------     ------
Net Income                                                                            $ 0.58     $ 0.38       $ 0.22     $ 0.31
                                                                                      ======     ======       ======     ======

Diluted Earnings (Loss) per Share:
   Income from continuing operations before cumulative effect of accounting change    $ 0.58     $ 0.44       $ 0.29     $ 0.37
   Cumulative effect of a change in accounting principle                                  --      (0.05)          --      (0.05)
                                                                                      ------     ------       ------     ------
   Income from continuing operations                                                    0.58       0.39         0.29       0.32
   Loss on discontinued operations                                                     (0.01)     (0.01)       (0.08)     (0.01)
                                                                                      ------     ------       ------     ------
Net Income                                                                            $ 0.57     $ 0.38       $ 0.21     $ 0.31
                                                                                      ======     ======       ======     ======

Weighted Average Shares Outstanding:
   Basic                                                                                264.3     261.4         263.2     261.4
   Diluted                                                                              268.8     261.4         267.4     261.4

Dividends per Share                                                                   $  0.13    $ 0.24       $  0.26    $ 0.36

                                   See the accompanying notes to consolidated financial statements.

                                       2

                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                           As of Feb. 29,     As of Aug. 31,
                                                                                               2004               2003
                                                                                               ----               ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                               $   298            $   281
   Short-term investments                                                                      250                230
   Trade receivables, net of allowances of $273 and $254, respectively                       2,060              2,296
   Miscellaneous receivables                                                                   444                437
   Deferred tax assets                                                                         247                430
   Inventories                                                                               1,316              1,207
   Assets of discontinued operations                                                            17                 --
   Other current assets                                                                         84                 58
                                                                                           -------            -------
Total Current Assets                                                                         4,716              4,939

Property, Plant and Equipment - Net                                                          2,198              2,280
Goodwill - Net                                                                                 723                768
Other Intangible Assets - Net                                                                  508                571
Other Assets                                                                                   818                903
                                                                                           -------            -------
Total Assets                                                                               $ 8,963            $ 9,461
                                                                                           =======            =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
   Short-term debt                                                                         $   365            $   269
   Accounts payable                                                                            316                290
   PCB litigation settlement liability                                                         --                 400
   Liabilities of discontinued operations                                                        3                 --
   Accrued liabilities                                                                         847                985
                                                                                           -------            -------
Total Current Liabilities                                                                    1,531              1,944

Long-Term Debt                                                                               1,174              1,258
Postretirement Liabilities                                                                     708                837
Other Liabilities                                                                              250                266
Commitments and Contingencies (Note 13)

Shareowners' Equity:
   Common stock (authorized: 1,500,000,000 shares, par value $0.01)
     Issued 268,635,130 and 262,681,253 shares, respectively;
     outstanding 264,820,969 and 262,678,753 shares, respectively                                3                  3
   Treasury stock, 3,814,161 and 2,500 shares, respectively, at cost                          (106)                --
   Additional contributed capital                                                            8,214              8,077
   Retained deficit                                                                         (1,744)            (1,733)
   Accumulated other comprehensive loss                                                     (1,048)            (1,168)
   Reserve for ESOP debt retirement                                                            (19)               (23)
                                                                                           -------            -------
Total Shareowners' Equity                                                                    5,300              5,156
                                                                                           -------            -------
Total Liabilities and Shareowners' Equity                                                  $ 8,963            $ 9,461
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

                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Dollars in millions)
                                    Unaudited

                                                                                                     Six Months Ended
                                                                                               ---------------------------
                                                                                                    Feb. 29,      Feb. 28,
                                                                                                      2004          2003
                                                                                                      ----          ----
Operating Activities:
  Net Income                                                                                        $   57        $  82
  Adjustments to reconcile cash provided (required) by operations:
    Items that did not require (provide) cash:
      Pretax cumulative effect of change in accounting principle                                       --            19
      Depreciation and amortization expense                                                           228           224
      Adjustments of goodwill                                                                          69            --
      Impairment of assets included in discontinued operations                                         29            --
      Bad-debt expense                                                                                 40            34
      Noncash restructuring                                                                            32            19
      Deferred income taxes                                                                           246           (54)
      Gain on disposal of investments and property - net                                               (5)           (3)
      Equity affiliate expense - net                                                                   20            21
      Write-off of retired assets                                                                       4            15
      Other items that did not require (provide) cash                                                  15           (19)
    Changes in assets and liabilities that provided (required) cash:
      Trade receivables                                                                               478           693
      Inventories                                                                                     (79)          (86)
      Accounts payable and accrued liabilities                                                       (400)         (107)
      PCB litigation settlement liability                                                            (400)           --
      Pension contributions                                                                          (150)          (20)
      Related-party transactions                                                                       --             6
      Other items                                                                                      33           (23)
                                                                                                    -----         -----
Net Cash Provided by Operations                                                                       217           801
                                                                                                    -----         -----

Cash Flows Provided (Required) by Investing Activities:
  Purchases of short-term investments                                                                (250)         (250)
  Maturities of short-term investments                                                                230            --
  Capital expenditures                                                                               (103)         (114)
  Technology and other investments                                                                    (33)          (31)
  Property disposal proceeds                                                                           10             7
                                                                                                    -----         -----
Net Cash Required by Investing Activities                                                            (146)         (388)
                                                                                                    -----         -----

Cash Flows Provided (Required) by Financing Activities:
  Net change in short-term financing                                                                  (54)         (370)
  Long-term debt proceeds                                                                             101            15
  Long-term debt reductions                                                                           (43)          (35)
  Payments on other financing                                                                          (3)          (10)
  Treasury stock purchases                                                                           (106)           --
  Stock option exercises                                                                              119            --
  Dividend payments                                                                                   (68)          (63)
                                                                                                    -----         -----
Net Cash Required by Financing Activities                                                             (54)         (463)
                                                                                                    -----         -----

Net Increase (Decrease) in Cash and Cash Equivalents                                                   17           (50)
Cash and Cash Equivalents at Beginning of Period                                                      281           137
                                                                                                    -----         -----
Cash and Cash Equivalents at End of Period                                                          $ 298         $  87
                                                                                                    =====         =====

See Note 12 - Supplemental Cash Flow Information - for further details.


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

               Monsanto  manages  its  business  in  two  segments:   Seeds  and
          Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In October 2003, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. In March 2004, Monsanto signed a definitive agreement for the sale of assets associated with the European breeding and seed business for wheat and barley. Refer to Note 17 - Subsequent Event - for further details. As a result of the exit plans announced in October 2003, the European wheat and barley and plant-made pharmaceuticals businesses have been presented as discontinued operations. Accordingly, for the three months and six months ended Feb. 29, 2004, and Feb. 28, 2003, the Statement of Consolidated Operations has been conformed to this presentation. Also as of Feb. 29, 2004, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment. Refer to Note 16 - Discontinued Operations
          - for further discussion. Certain prior-period amounts have been reclassified to conform with the current-year presentation.

               In July 2003, Monsanto's board of directors approved a change to Monsanto's fiscal year end from December 31 to August 31. This change aligned the fiscal year more closely with the seasonal nature of Monsanto's business. Accordingly, unaudited consolidated financial statements as of and for the three months and six months ended Feb. 29, 2004 (also referred to as the second quarter and first half, respectively, of fiscal year 2004), and as of and for the three months and six months ended Feb. 28, 2003, are presented in this Form 10-Q.

               The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003, and Monsanto's quarterly report on Form 10-Q for the period ended Nov. 30, 2003. Financial information for the first six months of fiscal year 2004 should not be annualized because of the seasonality of the company's business.

Note 2 - New Accounting Standards

               In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. Application of this interpretation is required in the company's financial statements for the quarter ended Feb. 29, 2004, for interests in variable interest entities that are considered to be special-purpose entities. Application of FIN 46R for all other types of variable interest entities is required for Monsanto effective May 31, 2004.

               FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that,

                        MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include the assets, liabilities and results of operations of the variable interest entity in its financial statements.

               Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 4 - Customer Financing Program - for a description of this arrangement. This special-purpose entity is consolidated. Other variable interest entities with which the company is involved must be evaluated prior to May 31, 2004, to determine the primary beneficiary.

               In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of the company's postretirement benefit obligation and expense. As permitted by FSP 106-1, Monsanto made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, the amounts included in the consolidated financial statements related to the company's postretirement benefit plans do not reflect the effects of the Act. Final authoritative guidance could require the company to change previously reported information.

               In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional interim and annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required interim disclosures are effective for Monsanto in the third quarter of fiscal year 2004, and the required annual disclosures are effective for Monsanto's 10-K for the fiscal year ended Aug. 31, 2004.

               In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB
          104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The company believes it is following the guidance of SAB 104.

               In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143, which was effective for Monsanto on Jan. 1, 2003, addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with APB Opinion 20, Monsanto recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment increased by $10 million, and asset retirement obligations (a component of noncurrent liabilities) of $30 million were recorded. Adoption of this standard did not affect the company's liquidity. If SFAS 143 would have been effective for all periods presented, net earnings would have been reduced by less than $1 million and $1 million for the three months and six months ended Feb. 28, 2003, respectively, with no change to reported diluted earnings per share in either period.

               In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 replaced Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are actually incurred, rather than on the date the company commits itself to the

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. Monsanto is following the guidance of SFAS 146 for the fiscal year 2004 restructuring plan. Refer to Note 3 - Restructuring - for further details. The adoption of SFAS 146 had no effect on Monsanto's 2002 and 2000 restructuring plans, which were both initiated prior to Dec. 31, 2002.

Note 3 - Restructuring

               Restructuring   charges  were   recorded  in  the   Statement  of
          Consolidated Operations as follows:

                                                                         Three Months Ended           Six Months Ended
                                                                       ------------------------    -----------------------
                                                                          Feb. 29,    Feb. 28,       Feb. 29,    Feb. 28,
                                                                           2004        2003            2004        2003
                                                                           ----        ----            ----        ----
                 Cost of goods sold                                       $(17)       $  (4)         $(17)       $(10)
                 Restructuring charges - net (1)                           (28)         (31)          (57)        (39)
                                                                          ----        -----          -----       -----
                    Loss from continuing operations before income
                      taxes                                                (45)         (35)          (74)        (49)
                 Income tax benefit                                         13           13            24          18
                                                                          ----        -----          -----       -----
                    Loss from continuing operations                        (32)         (22)          (50)        (31)
                 Loss from operations of discontinued businesses (2)        (1)          --           (34)         --
                 Income tax benefit                                          1           --            10          --
                                                                          ----        -----          -----       -----
                    Loss on discontinued operations                         --           --           (24)         --
                                                                          ----        -----          -----       -----
                      Net loss                                            $(32)       $ (22)         $(74)       $(31)
                                                                          ====        =====          ====        ====

(1)  The  restructuring  charges for the three months  ended Feb. 29, 2004,  and
     Feb. 28, 2003, were offset by $1 million and $8 million,  respectively,  in restructuring  reversals related to prior plans.  Restructuring charges for the six months ended Feb. 29,  2004,  and Feb. 28, 2003,  were offset by $2 million and $12 million, respectively.
(2)  Fiscal year 2004 contains  restructuring  charges  related to  discontinued
     businesses   (refer   to  Note  16  -   Discontinued   Operations).   These
     restructuring  charges were recorded in discontinued  operations.  Refer to the tables that follow for more details.

               Fiscal Year 2004 Restructuring Plan

               On Oct. 15, 2003, Monsanto announced plans to continue to reduce the costs associated with its agricultural chemistry business as that segment matures globally. Total restructuring charges approved under the fiscal year 2004 restructuring plan were $289 million pretax. The company will further concentrate its resources on its core seeds and traits businesses. These plans include: (1) reducing costs associated with the company's ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. These actions will require total restructuring charges of up to $220 million pretax ($155 million aftertax) in fiscal year 2004. Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business (refer to Note 6 - Goodwill and Other Intangible Assets). The goodwill impairment was not deductible for tax purposes.

               Second quarter fiscal year 2004 pretax  restructuring  charges of
          $47 million were comprised of $11 million related to the Seeds and Genomics segment ($10 million in continuing operations and $1 million in discontinued operations), and $36 million related to the Agricultural Productivity segment. Pretax restructuring charges of $110 million for the first six months of fiscal year 2004 were comprised of $67 million related to the Seeds and Genomics segment ($33 million in continuing operations and $34 million in discontinued operations) and $43 million related to the Agricultural Productivity segment. Additional actions identified for reducing costs in the ROUNDUP herbicide business are expected to occur in future quarters of fiscal year 2004. For fiscal year 2004, the company estimates it will incur $144 million of pretax charges relating to the Seeds and Genomics segment and $145 million of pretax charges relating to the Agricultural Productivity segment. The company estimates it will incur $126 million of pretax charges relating to work force reductions, $10 million pretax in facility closures, and $84 million pretax in asset impairments (excluding the $69 million impairment of goodwill related to the global wheat reporting unit discussed in Note 6 - Goodwill and Other Intangible Assets) during fiscal year 2004.

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               During the second quarter of fiscal year 2004, pretax restructuring charges of $26 million were recorded in continuing operations related to work force reductions. Work force reductions were primarily related to downsizing the regional structure and key country focus in Europe. Facility closure charges of $1 million related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $20 million include $17 million recorded in cost of goods sold and the remainder in restructuring charges - net. Property, plant and equipment impairments of $9 million were recorded in the United States and, to a lesser extent, in Asia for the shutdown of production lines and equipment. Inventory impairments of $8 million were also recorded related to discontinued seed hybrids in Argentina, discontinued agricultural chemical products and seed hybrids in Brazil, and discontinued agricultural chemical products in Asia. Asset impairments in restructuring charges - net consisted of $2 million for the closure of a technology facility in Canada and approximately $1 million for the disposal of a computer system in Asia.

               In the first half of fiscal year 2004, pretax restructuring charges of $46 million were recorded related to work force reductions. Work force reductions in continuing operations of $43 million were primarily in the areas of research and development, information technology, and marketing in the United States; downsizing the regional structure and key country focus in Europe; and downsizing the sales force in Canada as a result of the realignment of the Canadian business to focus on the Seeds and Genomics segment. Work force reduction charges included in discontinued operations of $3 million were related to employees of the plant-made pharmaceuticals program. Facility closure charges of $2 million related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $33 million include $17 million recorded in cost of goods sold and the remainder in restructuring charges - net. All asset impairments in cost of goods sold were charged during the second quarter of fiscal year 2004. Asset impairments in restructuring charges - net consisted of $11 million for the closure of an office building in the United States, $2 million for the closure of a technology facility in Canada, an intangible asset impairment of $2 million in Asia (refer to Note 6 - Goodwill and Other Intangible Assets), and approximately $1 million for the disposal of a computer system in Asia. Discontinued operations asset impairments of $29 million consisted of $26 million of other intangible assets impairments (refer to Note 6) and $2 million of property, plant and equipment impairments, both associated with the European wheat and barley business; and property, plant and equipment impairments of $1 million associated with the plant-made pharmaceuticals business.

               Work force reduction and facility closure charges were cash charges. Asset impairments were non-cash charges. The following table displays the net pretax charges incurred by segment for the three months ended Feb. 29, 2004:

                                                             Work Force        Facility           Asset
Segment                                                      Reductions        Closures        Impairments           Total
-------                                                  -----------------  --------------  -----------------  ----------------
Continuing Operations:
   Seeds and Genomics                                           $  2             $--               $  8              $10
   Agricultural Productivity                                      24              --                 12               36
                                                         -----------------  --------------  -----------------  ----------------
     Total Continuing Operations                                  26              --                 20               46

Discontinued Operations:
   Seeds and Genomics                                             --               1                 --                1
   Agricultural Productivity                                      --              --                 --               --
                                                        -----------------  --------------  -----------------  ----------------
     Total Discontinuing Operations                               --               1                 --                1

Total Segment
   Seeds and Genomics                                              2               1                  8               11
   Agricultural Productivity                                      24              --                 12               36
                                                        -----------------  --------------  -----------------  ----------------
     Total                                                      $ 26             $ 1               $ 20              $47
                                                        =================  ==============  =================  ================

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               The following table displays the net pretax charges incurred by segment for the six months ended Feb. 29, 2004:

                                                           Work Force        Facility           Asset
Segment                                                    Reductions        Closures        Impairments           Total
-------                                                 -----------------  --------------  -----------------  ---------------
Continuing Operations:
   Seeds and Genomics                                            $12             $--                $21            $ 33
   Agricultural Productivity                                      31              --                 12              43
                                                        -----------------  --------------  -----------------  ---------------
     Total Continuing Operations                                  43              --                 33              76

Discontinued Operations:
   Seeds and Genomics                                              3               2                 29              34
   Agricultural Productivity                                      --              --                 --              --
                                                        -----------------  --------------  -----------------  ---------------
     Total Discontinuing Operations                                3               2                 29              34

Total Segment
   Seeds and Genomics                                             15               2                 50              67
   Agricultural Productivity                                      31              --                 12              43
                                                        -----------------  --------------  -----------------  ---------------
     Total                                                       $46             $ 2                $62            $110
                                                        =================  ==============  =================  ===============

               Charges incurred in connection with the fiscal year 2004 restructuring plan were accounted for under SFAS 146 (as discussed in
          Note 2 - New Accounting Standards) and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company's written human resource policies are indicative of an ongoing benefit arrangement in respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the scope of SFAS 146 and should be accounted for in accordance with the accounting pronouncement applicable to the company's arrangement. Monsanto accounted for its severance packages under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which addresses the accounting for other employee benefits.

               The following table displays a rollforward of the liability established for restructuring expense from Oct. 15, 2003 (the date of board of directors approval), to Feb. 29, 2004:

                                                            Work Force       Facility           Asset
Continuing Operations:                                      Reductions       Closures        Impairments           Total
                                                          ---------------  --------------  -----------------  -----------------
   Restructuring liability                                         $43            $--               $ 33            $76
   Cash payments                                                   (21)            --                 --            (21)
   Asset impairment                                                 --             --                (33)           (33)
   Reclassification of reserves to other balance
   sheet accounts: Misc. liability                                  (1)            --                 --             (1)
                                                          ---------------  --------------  -----------------  -----------------
Ending liability as of Feb. 29, 2004                                21             --                 --             21

Discontinued Operations:
   Restructuring liability                                           3              2                 29             34
   Cash payments                                                    (2)            (2)                --             (4)
   Asset impairment                                                 --             --                (29)           (29)
                                                          ---------------  --------------  -----------------  -----------------
Ending liability as of Feb. 29, 2004                                 1             --                 --              1

Total Restructuring
   Restructuring liability                                          46              2                 62            110
   Cash payments                                                   (23)            (2)                --            (25)
   Asset impairment                                                 --             --                (62)           (62)
   Reclassification of reserves to other balance
   sheet accounts:  Misc. liability                                 (1)            --                 --             (1)
                                                          ---------------  --------------  -----------------  -----------------
Ending liability as of Feb. 29, 2004                               $22            $--               $ --            $22
                                                          ===============  ==============  =================  =================

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               2002 Restructuring Plan (charges recorded in calendar year 2002)

               In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated within the United States and within Brazil, and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States. In connection with this plan, Monsanto recorded $43 million pretax of restructuring charges during the quarter ended Feb. 28, 2003. Of these charges, $4 million was recorded in cost of goods sold and the remainder in the restructuring line item. The company recorded $61 million pretax of restructuring charges during the first half of 2003. During the first half of 2003, $10 million was recorded in cost of goods sold and the remainder in the restructuring line item. The company also recorded reversals of $8 million and $12 million in the three months and six months ended Feb. 28, 2003, respectively, for the 2000 and 2002 restructuring plans. Net pretax restructuring expenses of $35 million and $49 million were recorded in the three months and six months ended Feb. 28, 2003, respectively.

               Activities related to the 2002 restructuring plan during the first half of fiscal year 2004 were as follows:

                                                          Work Force     Facility
                                                          Reductions     Closures      Total
                                                          ----------     --------      -----
                Beginning liability as of Aug. 31, 2003         $ 2           $ 3        $ 5
                Costs Charged Against Reserves                   (1)           (2)        (3)
                                                                ---           ---        ---
                Ending liability as of Feb. 29, 2004            $ 1           $ 1        $ 2
                                                                ===           ===        ===

               During the first half of fiscal year 2004, the reserve balance was reduced by approximately $1 million for cash severance payments to former employees and approximately $2 million for facility closure actions that were completed. The work force separation payments for the remaining employees associated with this plan and the remaining asset dispositions and other exit activities are expected to be completed during fiscal year 2004. Cash payments to complete these restructuring actions will be funded from operations; such payments are not expected to significantly affect the company's liquidity.

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

               Activities related to the 2000 restructuring plan during the first half of fiscal year 2004 were as follows:

                                                          Work Force     Facility
                                                          Reductions     Closures      Total
                                                          ----------     --------      -----
                Beginning liability as of Aug. 31, 2003         $ 5           $ 3        $ 8
                Costs Charged Against Reserves                   (1)           (2)        (3)
                                                                ---           ---        ---
                Ending liability as of Feb. 29, 2004            $ 4           $ 1        $ 5
                                                                ===           ===        ===

               The 2000 plan restructuring reserves decreased $3 million in the first half of 2004. The decrease was primarily due to the sale of a U.S. manufacturing plant during the second quarter 2004. Second quarter reversals consisted of less than $1 million related to asset impairments that were originally recorded as restructuring charges; the reversal does not impact the restructuring liability rollforward. Approximately $1 million in 2000 restructuring plan reversals were recorded in the first half of fiscal year 2004 and consisted of less than $1 million in facility closures and approximately $1 million in

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          asset   impairment   reversals  that  were   originally   recorded  as
          restructuring charges. Reversals were recorded primarily because costs were lower than originally estimated.

               The remaining restructuring actions associated with this plan are expected to be completed during fiscal year 2004. The remaining actions will be funded from operations; these actions are not expected to significantly affect the company's liquidity.

Note 4 - Customer Financing Program

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

               Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses, because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability, because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant during the first half of 2004 and 2003.

               Customer loans sold through the financing program totaled $124 million for the first six months of fiscal year 2004 and $137 million for the comparable period last year. The loan balances outstanding as of Feb. 29, 2004, and Aug. 31, 2003, were $108 million and $198 million, respectively. The $100 million first loss guarantee will be in place throughout the financing program. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first loss guarantee. As of both Feb. 29, 2004, and Aug. 31, 2003, less than $1 million of loans sold through this financing program were delinquent. As of Feb. 29, 2004, and Aug. 31, 2003, Monsanto recorded its guarantee liability at less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

               As discussed  in Note 2 - New  Accounting  Standards,  in January
          2003, FIN 46 was issued and then amended by FIN 46R in December 2003. The SPE is included in Monsanto's consolidated financial statements. Because QSPEs are excluded from the scope of FIN 46R and Monsanto does not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on Monsanto's accounting for the customer financing program.

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 5 - Inventories

               Components of inventories were:

                                                                     As of Feb. 29,      As of Aug. 31,
                                                                          2004                2003
                                                                    -----------------    ----------------
                 Finished Goods                                        $   644               $   516
                 Goods In Process                                          413                   464
                 Raw Materials and Supplies                                276                   246
                                                                       -------               -------
                 Inventories at FIFO Cost                                1,333                 1,226
                 Excess of FIFO over LIFO Cost                             (17)                  (19)
                                                                       -------               -------
                 Total                                                 $ 1,316               $ 1,207
                                                                       =======               =======

Note 6 - Goodwill and Other Intangible Assets

               Changes in the net carrying amount of goodwill for the six months ended Feb. 29, 2004, by segment, are as follows:

                                                                      Seeds and    Agricultural
                                                                       Genomics    Productivity    Total
                                                                      ---------    ------------    -----
        Balance as of Aug. 31, 2003                                        $694        $74         $768
        Adjustments of goodwill                                             (69)        --          (69)
        Effect of foreign currency translation adjustments                   23          1           24
                                                                           ----        ---         ----
        Balance as of Feb. 29, 2004                                        $648        $75         $723
                                                                           ====        ===         ====

               The annual goodwill impairment test was performed as of July 1, 2003, and no indications of impairment existed as of that date. The company's decision in October 2003 to exit the European wheat and barley business required a reevaluation for potential impairment of goodwill and other intangible assets related to the company's global wheat business. A potential impairment was determined in the wheat reporting unit during the quarter ended Nov. 30, 2003. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The decision to exit the European wheat business had a negative effect on the assumptions underlying the fair value calculation of the remaining global wheat business because of its effect on the probability of success of the remaining product development efforts. The second step of the impairment assessment was completed during the quarter ended Nov. 30, 2003, and resulted in the $69 million impairment of goodwill in the global wheat business. The resulting impairment charge was specific to the wheat reporting unit. This impairment charge had no effect on Monsanto's liquidity or cash flow.

               Under SFAS 142, Goodwill and Other Intangible Assets, the company initially selected July 1 for performing the required annual impairment testing of goodwill since July 1 was at the approximate time that the company completed its annual reassessment of its strategy and revised its long-term financial projections. Performing the SFAS 142 goodwill impairment testing at this time was appropriate as the revised long-term financial projections that were the basis for such measurements had been updated to reflect management's current strategic direction and considered the company's current and expected future business environment. Accordingly, when the decision was made to change the company's fiscal year-end from December 31 to August 31, the company also changed its annual strategic reassessment completion timing from approximately July 1 to approximately March 1. As a result, the company has changed its annual goodwill impairment testing date to March 1. The change is not intended to delay, accelerate, or avoid an impairment charge. Therefore, the company believes that the accounting change described above is to an alternative principle that is preferable under the circumstances.

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

               Information regarding the company's other intangible assets is as follows:

                                                As of Feb. 29, 2004                      As of Aug. 31, 2003
                                        ------------------------------------     -------------------------------------
                                        Carrying     Accumulated                 Carrying     Accumulated
                                          Amount     Amortization      Net         Amount     Amortization      Net
                                        -------      ------------      ---       --------     ------------      ---
        Germplasm                         $   589          $(391)      $198        $   617         $(376)        $241
        Acquired biotechnology
           intellectual property              415           (195)       220            392          (172)         220
        Trademarks                             85            (23)        62            108           (26)          82
        Other                                  48            (20)        28             44           (16)          28
                                          -------          ------      ----        -------         ------        ----
        Total                             $ 1,137          $(629)      $508        $ 1,161         $(590)        $571
                                          =======          =====       ====        =======         =====         ====

               In addition to the goodwill adjustment discussed above, germplasm and trademarks with carrying values of $7 million and $19 million, respectively, were also written off during the first quarter of fiscal year 2004 because of the decision to exit the European wheat and barley business. The amounts of these charges were based on the company's estimate of fair value and were recorded within discontinued operations. Although these write-offs affected the Seeds and Genomics segment operating results, they did not affect Monsanto's liquidity or cash flow. Germplasm intangible assets also decreased by $2 million in the first quarter of fiscal year 2004 for an intangible asset impairment recognized upon the company's decision to exit certain non-strategic projects in Asia as a result of the fiscal year 2004 restructuring plan. This impairment expense was recorded in restructuring charges - net for the Seeds and Genomics segment. The decreases in germplasm intangible assets were partially offset in the second quarter of fiscal 2004 by the purchase of an additional interest in a Canadian seed company; approximately $4 million of the purchase price was allocated to germplasm and is being amortized over seven years.

               The increase in the carrying amount of acquired biotechnology intellectual property was primarily related to the acquisition of a software license for approximately $17 million. This license will provide enabling technology to Monsanto to improve the speed and efficiency of moving product concepts through its pipeline and has a useful life of seven years. Additionally, during the first half of fiscal 2004, deliverables totaling $7 million were received under the 2002 collaboration with Ceres, Inc. This existing technology has a weighted-average useful life of 10 years. Other intangible assets include the company's only nonamortizing intangible asset of $21 million associated with minimum pension liabilities, most of which was recognized in calendar year 2002.

               Total  amortization  expense of other  intangible  assets for the three months ended Feb. 29, 2004, and Feb. 28, 2003, was $31 million and $32 million, respectively (exclusive of $2 million amortization expense for the three months ended Feb. 28, 2003, included in discontinued operations). Total amortization expense of other intangible assets for the six months ended Feb. 29, 2004, and Feb. 28, 2003, was $62 million and $58 million, respectively (exclusive of the impairment charges discussed above and $1 million and $3 million amortization expense for the six months ended Feb. 29, 2004, and Feb. 28, 2003, respectively, included in discontinued operations). Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003.

Note 7 - Income Taxes

               Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. During the second quarter of fiscal 2004, the company assessed the realizability of its deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. The company concluded that it was more likely than not that the deferred tax assets of $102 million related to net operating loss carryforwards (NOLs) in Argentina will not be realizable prior to their expiration from 2006 to 2009 and established a valuation allowance for the entire amount. This conclusion is based on the recent history of losses, the continued uncertain economic conditions and also the limited tax carryforward period of five years. Management

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          is taking actions to attempt to realize such deferred tax assets; however such actions are dependent, in part, on conditions that are not entirely in management's control. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

               At the beginning of fiscal 2004, Monsanto Brazil had a valuation allowance of $90 million for deferred tax assets related to NOLs because management believed it was more likely than not that such deferred tax assets would not be realized. However, based on improvements in Monsanto Brazil's operations related to business changes that the company had begun implementing two crop seasons previously, and improvements over that period in Brazil's overall economy, and in particular the agricultural sector, management now believes it is more likely than not that such deferred tax assets will be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs which have an indefinite life, has been reversed in the second quarter of fiscal 2004. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income.

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

               The company hedges a portion of its net investment in Brazilian subsidiaries and reported an aftertax loss of $3 million in the second quarter of fiscal year 2004 and an aftertax gain of $2 million in the comparable period last year. The company recorded an aftertax loss of $6 million for the first half of fiscal year 2004 and an aftertax gain of $16 million for the comparable period last year. These gains and losses are included in accumulated other comprehensive loss.

Note 9 - Stock-Based Compensation Plans

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

               Had stock-based compensation expense for these plans been determined based on the fair value consistent with the method of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, Monsanto's net income and net income per share would have been adjusted to the pro forma amounts indicated as follows:

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                         Three Months Ended           Six Months Ended
                                                                       ------------------------    -----------------------
                                                                          Feb. 29,   Feb. 28,        Feb. 29,   Feb. 28,
                                                                           2004       2003            2004       2003
                                                                          --------   --------        --------   --------
                 Net Income:
                    As reported                                           $154        $ 100          $  57       $  82
                    Less: Total stock-based employee compensation
                      expense determined under fair-value-based
                      method for all awards, net of tax                     (4)          (3)            (6)        (10)
                                                                          ----        -----          -----       -----
                    Pro forma                                             $150        $  97          $  51       $  72
                                                                          ====        =====          =====       =====

                 Basic income per share:
                    As reported                                           $0.58       $0.38          $0.22       $0.31
                    Pro forma                                             $0.57       $0.37          $0.19       $0.28

                 Diluted income per share:
                    As reported                                           $0.57       $0.38          $0.21       $0.31
                    Pro forma                                             $0.56       $0.37          $0.19       $0.28

Note 10 - Comprehensive Income (Loss)

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

                                                                         Three Months Ended           Six Months Ended
                                                                       ------------------------    -----------------------
                                                                        Feb. 29,    Feb. 28,          Feb. 29,   Feb. 28,
                                                                          2004       2003              2004       2003
                                                                        --------    -------           --------   --------
                 Comprehensive income (loss)                              $203       $96              $177       $(22)


               The   principal   difference   between   net   income  and  total
          comprehensive income (loss) for the periods above relates to foreign currency translation adjustments.

Note 11 - Earnings (Loss) Per Share

               Basic earnings (loss) per share (EPS) were computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS were computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options using the treasury stock method and are excluded if their effect is antidilutive. Dilutive potential common shares noted below exclude stock options of approximately 2.4 million and 19.3 million for the three months ended Feb. 29, 2004, and Feb. 28, 2003, respectively, and 2 million and 19.4 million for the six months ended Feb. 29, 2004, and Feb. 28, 2003, respectively. These potential common shares were excluded because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                                         Three Months Ended           Six Months Ended
                                                                       ------------------------    -----------------------
                                                                        Feb. 29,     Feb. 28,         Feb. 29,   Feb. 28,
                                                                          2004        2003             2004       2003
                                                                        --------     --------         --------   --------
                 Weighted-average number of common shares                  264.3     261.4            263.2      261.4
                 Dilutive potential common shares                            4.5       --               4.2        --

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 12 - Supplemental Cash Flow Information

               The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes for the six months ended Feb. 29, 2004, were $34 million and $27 million, respectively. Cash payments for interest and taxes for the six months ended Feb. 28, 2003, were $36 million and $40 million, respectively.

               On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. As of Feb. 29, 2004, the company purchased 3.8 million shares for approximately $106 million.

Note 13 - Commitments and Contingencies

               Solutia Inc.: Pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia Inc. (Solutia) assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia, pursuant to the Sept. 1, 1997 Distribution Agreement between Solutia and Pharmacia, as amended (Distribution Agreement), and which Pharmacia would otherwise be required to pay. The liabilities that Solutia assumed from Pharmacia are referred to as "Solutia's Assumed Liabilities." Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including some or all of Solutia's Assumed Liabilities. If Solutia is discharged from all or a portion of Solutia's Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. However, Solutia may retain responsibility for all or a portion of Solutia's Assumed Liabilities; and Pharmacia or Monsanto may have defenses to payment obligations for some or all of Solutia's Assumed Liabilities from which Solutia is discharged. In addition, Monsanto has legal claims for reimbursement from Solutia, and will participate in the Chapter 11 proceeding as a creditor of Solutia and act as appropriate to protect Monsanto's interests and the interests of its shareowners. Although Monsanto has the right to indemnification from Solutia, it is unclear what effect the Chapter 11 proceeding will have on Monsanto's ability to recover under this indemnification.

               Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia's Assumed Liabilities. On Feb. 17, 2004, Solutia notified Pharmacia and Monsanto that it was repudiating its obligation to defend litigation which Solutia had been managing, pursuant to powers of attorney granted by Pharmacia and by Monsanto under the Distribution Agreement, and to accept new cases relating to Solutia's Assumed Liabilities. On Feb. 27, 2004, Solutia filed a declaratory judgment action in the Bankruptcy Court asserting, among other things, that the automatic stay under bankruptcy law prevented it from continuing to perform its environmental obligations under the Distribution Agreement, with respect to any sites where it does not have current operations, and that its performance of its environmental obligations at sites where it has current operations would only extend to its property line and not beyond. The U.S. Environmental Protection Agency (EPA) had previously filed actions and pleadings asserting that Solutia's bankruptcy filing does not excuse its continuing legal obligation to perform certain environmental activities. Without waiting for a court determination on its position, Solutia has unilaterally stopped performing its environmental obligations under the Distribution Agreement and applicable environmental laws except within the boundaries of its current operations. While Monsanto believes Solutia remains obligated to continue to defend litigation related to Solutia's Assumed Liabilities and to continue to meet its environmental obligations unless and until those obligations are discharged by the Bankruptcy Court, in order to protect Pharmacia's and Monsanto's interests until that issue is resolved, Monsanto, pursuant to its obligation to indemnify Pharmacia under the Separation Agreement, has on an interim basis assumed the management of such litigation that Solutia has repudiated and has stepped in as Pharmacia's representative and funded some of Solutia's environmental obligations. To the extent additional such matters arise in the future, Monsanto may also assume their management in order to mitigate damages and to protect the potential rights and positions of Pharmacia and Monsanto. In addition, Monsanto may also settle litigation related

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          to  Solutia's  Assumed  Liabilities  and pay  judgments  entered  with respect to Solutia's Assumed Liabilities to the extent Solutia continues to refuse to do so. For the first half of 2004, Monsanto recorded approximately $14 million in Other expense - net in the Statement of Consolidated Operations for the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other costs related to the Solutia bankruptcy. The potential future cost to Monsanto for advancement of funds to protect its interests related to these matters cannot be reasonably estimated at this time. Monsanto expects to pursue recovery of such costs from Solutia in the bankruptcy proceedings, and may be able to recover from Solutia or other parties for all or some of the amounts advanced or expended, although the extent of Monsanto's ability to do so cannot be determined at this time.

               Solutia's Assumed Liabilities also include certain liabilities related to polychlorinated biphenyls (PCBs). Solutia had been defending significant PCB litigation, including Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama) and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). In September 2003, the state and federal courts approved a global settlement of the Abernathy and Tolbert cases. The courts continue to administer this settlement despite the bankruptcy filing by Solutia, and settlement funds are currently being disbursed to plaintiffs and their counsel. Under the global settlement, Monsanto, Solutia and Pharmacia have obligations that are joint and several; however, the three companies agreed among themselves that Solutia would pay $50 million of the settlement amount, over not less than eleven years. If Solutia is discharged from this obligation in the Chapter 11 proceeding, Monsanto may be required to pay, or to indemnify Pharmacia for, this amount. Monsanto provided $150 million to the settlement fund during August 2003, and $400 million during September 2003, and expects to receive approximately $155 million in reimbursement from commercial insurance. Monsanto and the insurers responsible for approximately $140 million of this reimbursement have agreed to mediation of a dispute regarding the amount due. Miscellaneous receivables of $155 million were recorded in fiscal year 2003 for the anticipated insurance reimbursement, approximately $140 million of which the company expects to receive during fiscal year 2004.

               In connection with the global settlement of the Abernathy and Tolbert cases, Solutia agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share. Solutia did not execute a final warrant agreement or deliver the warrants prior to the Chapter 11 filing, and Monsanto anticipates that Solutia's obligation to issue the warrants will be discharged in the Chapter 11 proceeding. Because the warrants were not received, they have not been recorded in Monsanto's financial statements.

               In connection with Monsanto's indemnification obligation to Pharmacia under the Separation Agreement, and pursuant to an agreement with Pharmacia and Solutia, in 2002 Monsanto posted a $71.4 million appeal bond on Solutia's behalf, in connection with litigation that Solutia was defending in Pennsylvania state court. Solutia has provided a $20 million bank letter of credit to secure a portion of Monsanto's obligations in connection with the appeal bond. Although this letter of credit remains available to Monsanto, Solutia has discontinued the payment of bank fees associated with maintaining the letter of credit. Monsanto is paying these fees and will make a claim for recovery of such fees against Solutia in the course of the Chapter 11 proceeding.

               At the time of Solutia's 1997 spinoff from Pharmacia, Solutia and Pharmacia entered into raw material supply contracts, including a 10-year requirements contract for the supply of formalin by Solutia.
          Because formalin is a raw material used in the production of glyphosate, this formalin supply contract was assigned to Monsanto pursuant to the Separation Agreement. In September 2003, Monsanto and Solutia amended this contract upon mutually beneficial terms. Pursuant to this amendment, Monsanto made a $25 million prepayment to Solutia for formalin. Under the terms of the amended agreement, the prepayment must either be exhausted or the remainder returned to Monsanto in cash or credit against other product sales by Sept. 30, 2004. Through March 31, 2004, Solutia had delivered $10 million of product relating to this prepaid amount. In consideration for making this prepayment, the duration of Monsanto's obligation under the formalin supply contract was reduced. At this time, Solutia has indicated that it will continue to perform its obligations under the formalin supply contract.

               It is reasonably possible that Monsanto's obligation to indemnify Pharmacia under the Separation Agreement for Solutia's Assumed Liabilities will result in a material adverse effect on Monsanto's

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          financial position, profitability and/or liquidity. However, because of the many uncertainties relating to any plan of reorganization for Solutia and the resolution of Solutia's Chapter 11 proceeding, including the potential allocation of responsibility for and the ultimate resolution of Solutia's Assumed Liabilities, at this time Monsanto is unable to reasonably estimate the amount or range of any potential future cost to the company.

               Other Litigation: Monsanto is defending and prosecuting litigation in its own name. Monsanto is also defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility under the Separation Agreement. Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. Although the results of litigation cannot be predicted with certainty, it is management's belief that the final outcome of the lawsuits that Monsanto is defending or prosecuting (excluding litigation relating to Solutia's Assumed Liabilities), will not have a material adverse effect on Monsanto's financial position, profitability, and/or liquidity.

               Guarantees: Monsanto provides a guarantee to a bank that provides loans to selected Monsanto customers in Poland. Terms of the guarantee are equivalent to terms of the bank loans, which are generally six months. When a customer fails to pay an obligation that is due, Monsanto incurs a liability to make these payments. As of Feb. 29, 2004, the maximum potential amount of future payments under this guarantee is approximately $7 million. Based on the company's current assessment of credit exposure, Monsanto has recorded a liability of less than $1 million related to this guarantee. Monsanto's recourse under this guarantee is limited to the customer, and it is not currently estimable.

               There have been no significant changes to guarantees made by Monsanto, except for the aforementioned guarantee, since Nov. 30, 2003. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 - Commitments and Contingencies - of the notes to consolidated financial statements contained in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in
          Note 10 - Commitments and Contingencies - of the notes to consolidated financial statements contained in Monsanto's report on Form 10-Q for the quarterly period ended Nov. 30, 2003. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 4 - Customer Financing Program - of this Form 10-Q. Information regarding Monsanto's indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia's Assumed Liabilities can be found above.

Note 14 - Segment Information

               Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden herbicide products, and environmental technologies businesses. Sales between segments were not significant. Selling, general and administrative expenses are allocated between segments based primarily on the ratio of sales of the segment to total Monsanto sales, consistent with the company's historical practice. Based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal 2004.

               Segment data, as well as a reconciliation of total Monsanto Company earnings from continuing operations before cumulative effect of accounting change, interest and income taxes (EBIT) to net income for the three months and six months ended Feb. 29, 2004, and Feb. 28, 2003, is presented in the table that follows.

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                     Three Months Ended           Six Months Ended
                                                                   ------------------------    -----------------------
                                                                    Feb. 29,   Feb. 28,         Feb. 29,    Feb. 28,
                                                                      2004      2003             2004        2003
                                                                    --------   --------         --------    --------
        Net Sales:
           Seeds and Genomics                                       $   857      $   647         $1,242      $1,012
           Agricultural Productivity                                    635          646          1,278       1,127
                                                                    -------      -------         ------      ------
             Total Monsanto                                         $ 1,492      $ 1,293         $2,520      $2,139
                                                                    =======      =======         ======      ======

        EBIT:
           Seeds and Genomics                                       $   276      $   151         $  180      $  196
           Agricultural Productivity                                    (16)          55             14          --
                                                                    -------      --------        ------      ------
             Total Monsanto                                             260          206            194         196
           Less: Interest Expense - Net                                 (15)         (19)           (32)        (34)
           Less: Income Tax Expense                                     (89)         (72)           (83)        (64)
                                                                    -------      -------         ------      ------
           Income From Continuing Operations Before Cumulative
             Effect of Accounting Change                                156          115             79          98
           Cumulative Effect of a Change in Accounting Principle
             - Net of Tax Benefit of $7                                  --          (12)            --         (12)
                                                                    -------      -------         -------     ------
           Income From Continuing Operations                            156          103             79          86
           Discontinued Operations (Note 16):
             Loss from operations of discontinued businesses
               (including estimated loss on disposal of $29 in
               the six months ended Feb. 29, 2004)                       (3)          (5)           (31)         (7)
             Income tax benefit                                          (1)          (2)            (9)         (3)
                                                                    -------      -------         ------      ------
           Loss on Discontinued Operations                               (2)          (3)           (22)         (4)
                                                                    -------      -------         ------      ------
           Net Income                                               $   154      $   100         $   57      $   82
                                                                    =======      =======         ======      ======

Note 15 - Other Expense - Net

               For the three months and six months ended Feb. 29, 2004, and Feb. 28, 2003, the significant components of other expense - net were:

                                                            Three Months Ended             Six Months Ended
                                                        ---------------------------    --------------------------
                                                           Feb. 29,    Feb. 28,          Feb. 29,      Feb. 28,
                                                            2004        2003              2004          2003
                                                           --------    --------          --------      --------
        Solutia's Assumed Liabilities and                   $14           $--               $14          $--
            Bankruptcy-Related Legal and Other
            Expenses
        Equity Affiliate Expense - Net                       10            11                20           21
        Foreign-Currency Transaction Losses - Net             6             7                14            8
        Hedging Losses (Gains)                                6             1                 6           (5)
        Banking and Other Related Fees                        4             3                 6            4
        Gains Realized Upon Sale of Equity Securities        (5)           --                (5)          --
        Other Miscellaneous Expense (Income)                  2            (2)                7           (9)
                                                            ---           ---               ---          ---

        Other Expense - Net                                 $37           $20               $62          $19
                                                            ===           ===               ===          ===

               Other miscellaneous expense (income) for the periods presented comprises numerous items that are less than $5 million individually. See Note 13 - Commitments and Contingencies - for a description of Solutia's Assumed Liabilities and bankruptcy-related legal and other expenses.

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 16 - Discontinued Operations

               As discussed earlier in Note 3 - Restructuring, on Oct. 15, 2003, Monsanto announced plans to (1) exit the European breeding and seed business for wheat and barley, and (2) discontinue the plant-made pharmaceuticals program. As a result, these businesses have been presented as discontinued operations. Accordingly, for the three months and six months ended Feb. 29, 2004, and Feb. 28, 2003, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of Feb. 29, 2004, the Condensed Statement of
          Consolidated Financial Position has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment. The assets and liabilities of these businesses follow:

                                                                      As of Feb. 29,
                                                                           2004
                                                                      --------------
         Assets of discontinued businesses held for sale:
            Accounts receivable                                           $ 1
            Miscellaneous receivables                                       4
            Inventories                                                     2
            Property, plant and equipment - net                             9
            Other                                                           1
                                                                          ---
         Total assets of discontinued businesses held for sale            $17
                                                                          ===

         Liabilities of discontinued businesses held for sale:
            Current liabilities                                           $ 1
            Postretirement liabilities                                      2
                                                                          ---
         Total liabilities of discontinued businesses held for sale       $ 3
                                                                          ===

               The following amounts related to the European breeding and seed business for wheat and barley and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

                                                                 Three Months Ended          Six Months Ended
                                                               -----------------------    ------------------------
                                                                  Feb. 29,     Feb. 28,     Feb. 29,    Feb. 28,
                                                                   2004         2003         2004        2003
                                                                  --------     --------     --------    --------
        Net sales                                                   $4          $7            $19         $19
        Loss from operations of discontinued businesses
           (including estimated loss on disposal of $29 for
           the six months ended Feb. 29, 2004)                      (3)         (5)           (31)         (7)
        Income tax benefit                                          (1)         (2)            (9)         (3)
        Net loss on discontinued operations                         (2)         (3)           (22)         (4)


               As discussed in Note 6 - Goodwill and Other Intangible Assets - the loss on disposal was comprised of $26 million of impairments of germplasm and trademarks related to the European wheat and barley business, and the remaining $3 million loss on disposal related to fixed asset impairments related to both businesses. In March 2004, a definitive agreement for the divestiture of the European breeding and seed business for wheat and barley was reached and is expected to be finalized in the third quarter of fiscal year 2004 (see Note 17 - Subsequent Event). The remaining work force reductions and facility closures for the plant-made pharmaceuticals program are also expected to be completed in fiscal year 2004.

                     MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 17 - Subsequent Event

               On March 29, 2004, Monsanto announced that it signed a definitive agreement for the sale of assets associated with the company's European wheat and barley business to Rodez, France-based RAGT Genetique, S.A. (RAGT). Monsanto originally stated its intention to exit the European wheat and barley breeding business as a part of the fiscal year 2004 restructuring plan.

               The agreement with RAGT is contingent on the customary competition merger consents in relevant European countries. Following the successful completion of the divestiture, Monsanto estimates that it will record a net gain of approximately $25 million before taxes in discontinued operations, after accounting for currency translation adjustments and transactional costs. Under the terms of the agreement, RAGT will assume operation of Monsanto's European wheat and barley business, headquartered in Cambridge, U.K.

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

               We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In October 2003, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. In March 2004, we signed a definitive agreement for the sale of assets associated with our European breeding and seed business for wheat and barley. Refer to Note 17 - Subsequent Event - for further details. As a result of the exit plans announced in October 2003, these businesses have been presented as discontinued operations. Accordingly, for the three months and six months ended Feb. 29, 2004, and Feb. 28, 2003, the Statement of Consolidated Operations has been conformed to this presentation. Also as of Feb. 29, 2004, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment. Certain prior-period amounts have been reclassified to conform with current-year presentation.

               Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This quarterly report on Form 10-Q should also be read in conjunction with Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003, and Monsanto's quarterly report on Form 10-Q for the period ended Nov. 30, 2003. Financial information for the first six months of fiscal year 2004 should not be annualized because of the seasonality of our business.

          Change in Fiscal Year End

               In July 2003, Monsanto's board of directors approved a change to Monsanto's fiscal year end from December 31 to August 31. This change aligned our fiscal year more closely with the seasonal nature of our business. In view of this change, MD&A compares the unaudited consolidated financial statements as of and for the three months and six months ended Feb. 29, 2004 (also referred to as the second quarter and first half, respectively, of fiscal year 2004), with the unaudited consolidated financial statements as of and for the three months and six months ended Feb. 28, 2003.

          Financial Measures

               The primary operating performance measure for our two business segments is earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes
          (EBIT). We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management in determining resource allocation within the company.

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

Results of Operations - Second Quarter Fiscal Year 2004
--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                               ------------------
                                                               Feb. 29,   Feb. 28,
        Total Monsanto Company and Subsidiaries:                2004       2003
        ----------------------------------------               --------   -------
        Net sales                                              $1,492      $1,293
                                                               ======      ======

        Gross profit                                           $  748      $  639
                                                               ======      ======

        Income from continuing operations before cumulative
        effect of accounting change                            $  156      $  115
                                                               ======      ======

        Net income                                             $  154      $  100
                                                               ======      ======

--------------------------------------------------------------------------------

               The following factors affected the quarter-to-quarter comparison of Monsanto's second quarter continuing operations:

               Net sales improved 15 percent, largely driven by higher sales of corn seed and traits. Corn seed sales improved in the United States, Europe and Brazil. Both corn and soybean trait revenues increased in the United States and to global licensees. The substantial increase in our Seeds and Genomics segment sales was partially offset by a slight decline in our Agricultural Productivity segment sales. Second quarter ROUNDUP herbicide sales in the United States declined because of timing of sales earlier in the first quarter of 2004, and a shift of sales volume to our lower-priced branded and nonbranded glyphosate products. The ROUNDUP herbicide sales decline in the United States was almost entirely offset by ROUNDUP and other glyphosate-based herbicide sales increases in Brazil and Asia. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

               Gross profit was driven higher in the second quarter of fiscal 2004 by the increase in our seed and traits net sales. As a percent of sales, gross profit increased one percentage point to 50 percent. Gross profit as a percent of sales would have been even higher if we excluded the restructuring expenses recorded in cost of goods sold. In the current quarter, we recorded $17 million of restructuring charges related to the fiscal year 2004 restructuring plan in cost of goods sold. During the comparable quarter last year, we recorded $4 million in cost of goods sold for the 2002 restructuring plan. For further details on our restructuring plans, please see the "Restructuring" section of MD&A and Note 3 - Restructuring.

               Operating expenses increased to $451 million for the quarter, from $413 million for the same period last year.

          o Selling, general and administrative (SG&A) expenses increased $34 million. Increased accrued incentive compensation was the primary driver of the higher SG&A expenses in the second quarter 2004.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

               These accrued incentive levels are commensurate with our improved operational results this year. SG&A also increased in second quarter 2004 because of higher employee-benefit related expenses and higher expenses associated with the institution of a royalty system for ROUNDUP READY soybean traits in Brazil. SG&A also reflects a contribution from Monsanto Company to the Monsanto Fund, necessitated by the depletion of a contribution made in 1999, which provided multi-year funding.
          o Restructuring charges were recorded in both second quarter periods. Restructuring expenses were recorded within cost of goods sold, restructuring charges - net and discontinued operations. Restructuring charges - net are included in operating expenses. Restructuring charges recorded in second quarter 2004 for the fiscal year 2004 restructuring plan were $29 million. Our second quarter 2004 restructuring charges were reduced by $1 million in restructuring reversals related to our prior restructuring plans. During the prior year comparable period, we recognized $39 million of restructuring charges in operating expenses related to our 2002 restructuring plan. These restructuring charges were offset by $8 million in restructuring reversals related to the 2000 and 2002 restructuring plans. Thus, restructuring charges - net were $28 million in second quarter 2004 and $31 million in the prior year comparable period. For further details on our restructuring plans, please see the "Restructuring" section of MD&A and Note 3 - Restructuring.
          o The increase in bad-debt expense of $8 million was primarily for uncollectible Argentine trade receivables. During the current year quarter, we increased our reserves due to the continued weak economic conditions in Argentina.
          o Research and development (R&D) expenses were relatively unchanged from last year's second-quarter levels. As a percent of sales, second quarter 2004 R&D expenses declined two percent from the comparable prior year period because of higher sales in second quarter 2004.

               Net interest expense decreased slightly for the second quarter to $15 million.

               We recorded net other expense of $37 million in the second quarter of fiscal year 2004, versus $20 million during the comparable period last year. During the current quarter, other expense contained approximately $14 million for the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. Refer to Note 13 - Commitments and Contingencies - for further details. Both second quarter periods included equity affiliate expense related to our Renessen LLC joint venture, which totaled $10 million in second quarter fiscal 2004 and $11 million in the same period a year ago. Please see Note 15 - Other Expense - Net - for further details of the increase in this line item.

               Income tax expense for the quarter increased 24 percent to $89 million, compared to an increase in pretax earnings of 31 percent. The effective tax rate was 36 percent, a reduction of three percent versus the prior year period. This decrease was driven by the mix of earnings projected for fiscal 2004 versus those in fiscal 2003. In addition, the tax provision for second quarter 2004 includes two adjustments for valuation allowances against our deferred tax assets. During the second quarter of fiscal 2004, we assessed the realizability of our deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. In Argentina, we have assessed the need to establish a valuation allowance of $102 million, primarily as a result of the recent history of losses, the continued uncertain economic conditions in Argentina (discussed in the "Outlook - Update - Focused Strategy" section of MD&A), and the limited tax carryforward period of five years. In Brazil, we have reassessed the need for a valuation allowance and have reversed the existing valuation allowance of $90 million, primarily as a result of the improved operating results in Brazil and improvements in the Brazilian economy. For further details on these adjustments, please see Note 7 - Income Taxes.

               The factors above explain the change in income from continuing operations before cumulative effect of accounting change. In the prior year quarter, a new accounting standard relating to asset retirement obligations adopted on Jan. 1, 2003, negatively affected net income for the three months ended Feb. 28, 2003, by $12 million, or $0.05 per share, aftertax.

               Discontinued operations generated an aftertax loss of $2 million in second quarter 2004 and $3 million in the same period a year ago. Restructuring expenses recorded in discontinued operations were

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          approximately $1 million pretax for the second quarter of fiscal 2004. For further details of our discontinued operations, please refer to
          Note 16 - Discontinued Operations.

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

                                                                    Three Months Ended
                                                                   -------------------
                                                                   Feb. 29,    Feb. 28,
                                                                    2004        2003
                                                                    ----        ----
           Net sales
             Corn seed and traits                                    $479        $327
             Soybean seed and traits                                  308         260
             All other crops seed and traits                           70          60
                                                                     ----        ----
                Total net sales                                      $857        $647
                                                                     ====        ====

           Gross profit
             Corn seed and traits                                    $292        $185
             Soybean seed and traits                                  224         176
             All other crops seed and traits (1)                       23          31
                                                                     ----        ----
                Total gross profit                                   $539        $392
                                                                     ====        ====

           EBIT(2)                                                   $276        $151
                                                                     ====        ====

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
(2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 14 - Segment
     Information - for further details.

               Net sales for the Seeds and Genomics segment increased 32 percent to $857 million in second quarter fiscal 2004 from $647 million in the comparable prior year second quarter. Gross profit for this segment increased 38 percent to $539 million from last year's second quarter of $392 million. As a percent of net sales, gross profit improved two percentage points to 63 percent.

               Corn seed and traits net sales increased 46 percent, or $152 million, in second quarter 2004 over the prior year second quarter. The United States, Europe and Brazil all experienced higher second quarter fiscal 2004 net sales of corn seed because of higher average net selling prices and higher volume. To a lesser extent, the net sales increase for U.S. branded corn seed was also because of earlier season sales in second quarter 2004 from the same period a year ago. Favorable market conditions, including a fiscal 2004 price increase, the favorable effect of the Brazilian real exchange rate and an improved product mix, were the primary drivers of the sales increase for corn seed in Brazil. Corn seed sales in Europe were also positively affected by an increase in market share, favorable exchange rates and earlier season sales in second quarter 2004 versus the comparable prior year period. Partially offsetting the increases in the United States, Europe and Brazil, Argentina experienced a slight decrease in net sales for corn seed and traits in second quarter of fiscal 2004. Argentine corn seed and traits sales were lower than prior year because of drought conditions leading to reduced plantings this year. The unfavorable weather conditions caused farmers to switch to other crops, primarily soybeans.

               Net sales of corn traits in the United States and to global licensees increased substantially in the second quarter 2004 over the prior year second quarter period. U.S. corn traits sales increased because of growth in stacked corn traits and higher corn trait penetration. The second quarter 2004 U.S. corn trait revenues also reflect an increase in the average prices of our branded seed, which includes ROUNDUP READY traits, to reflect the value those products

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          provide to  growers.  The timing of corn trait  revenues  from  global
          licensees   within  the  first  half  of  the  fiscal  year  increased quarter-over-quarter sales in second quarter 2004.

               Net sales of soybean seed and traits increased 18 percent, or $48 million, in second quarter fiscal 2004 over sales in the prior year comparable period. Soybean trait revenues in the United States and to global licensees drove the quarter-over-quarter sales increase. U.S. soybean trait revenues benefited from higher trait prices for branded soybeans and royalties from seed licensees. Similar to global licensees for corn traits, the timing between fiscal year 2004 first and second quarters versus the prior year periods also contributed to the current year quarter sales increase for soybean trait revenues.

               All other crops seed and traits net sales increased 17 percent, or $10 million, in second quarter 2004 from the comparable prior year period. The increase was primarily because of earlier season sales in second quarter 2004 versus sales in the same period a year ago for Canadian canola seed and traits. A price increase for Canadian canola seed in fiscal 2004 and a favorable currency exchange rate on canola seed and traits sales also contributed to higher sales in second quarter 2004. Gross profit for all other crops seed and traits decreased 26 percent, or $8 million, to $23 million in second quarter 2004 because of higher inventory write-offs and restructuring. In second quarter 2004, we recorded $6 million in restructuring charges to cost of goods sold, versus no restructuring charges recorded to this segment in the prior year comparable period.

               The Seeds and Genomics segment second quarter 2004 EBIT improved 83 percent, or $125 million. Gross profit as a percent of net sales improved two percent in second quarter 2004 primarily because of higher branded corn and soybean trait prices and royalties from seed licensees, and the gross profit improvement that comes from stacking more than one biotech trait in corn. SG&A expenses increased because a higher percentage of expenses were allocated to this segment in second quarter 2004 versus the same period a year ago based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations. The allocation percentages were changed at the beginning of fiscal 2004. Our allocation methodology is primarily based on the ratio of sales of the Seeds and Genomics segment to total Monsanto sales, and is consistent with our historical practice. SG&A expenses also increased in the second quarter 2004 because of higher accrued incentive compensation, higher employee-benefit related expenses and higher expenses associated with the institution of a royalty system for ROUNDUP READY soybean traits in Brazil. Total net restructuring charges recorded in EBIT for the Seeds and Genomics segment were $9 million in second quarter 2004, versus $20 million recorded to this segment in the prior year comparable period.

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

                                                                        Three Months Ended
                                                                      -----------------------
                                                                       Feb. 29,    Feb. 28,
                                                                         2004        2003
                                                                         ----        ----
           Net sales
             ROUNDUP and other glyphosate-based herbicides               $363        $ 373
             All other agricultural productivity products                 272          273
                                                                         ----        -----
                Total net sales                                          $635        $ 646
                                                                         ====        =====

           Gross profit
             ROUNDUP and other glyphosate-based herbicides               $ 98        $ 134
             All other agricultural productivity products (1)             111          113
                                                                         ----        -----
                Total gross profit                                       $209        $ 247
                                                                         ====        =====

           EBIT(2)                                                       $(16)      $   55
                                                                         ====       ======

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
(2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 14 - Segment
     Information - for further details.

               Net sales for the Agricultural Productivity segment decreased two percent to $635 million in second quarter fiscal 2004 from $646 million in the comparable prior year period. Gross profit for this segment decreased 15 percent to $209 million from last year's same period level of $247 million. As a percent of net sales, gross profit declined five percentage points to 33 percent.

               ROUNDUP and other glyphosate-based herbicides net sales decreased three percent, or $10 million, in second quarter 2004 from the same period a year ago. Net sales decreases in the United States and Argentina were almost entirely offset by net sales increases in Brazil and Asia. ROUNDUP herbicide net sales in the United States declined significantly in the second quarter 2004 from the comparable prior year period primarily because of timing in the first half of 2004. Refer to the first half of fiscal 2004 Agricultural Productivity segment discussion in MD&A, which explains U.S. ROUNDUP herbicide net sales were slightly up for the first half of 2004 versus the first half of the prior year. During second quarter 2004, we continued to experience competitive pressures and a shift of sales volumes to our lower-priced branded and nonbranded glyphosate products. The shift in product mix was reflected in our average net selling price for ROUNDUP herbicides in the United States, which declined during second quarter 2004 from the prior year same period.

               Brazil continued its fiscal 2004 success with net sales gains in the second quarter compared to the same period a year ago. Net sales gains were driven by higher sales volumes of branded and nonbranded glyphosate products, which increased in the second quarter 2004 as a result of improved market and pricing conditions, and the favorable effect of the Brazilian real exchange rate. Quarter-over-quarter sales were also favorably affected by our fiscal year 2003 operational changes in Brazil. Australian second quarter 2004 net sales increased from the same period a year ago because of increased sales volume. The increase was driven by strong market demand because of a return to normal weather conditions compared to drought conditions in the prior year period. Favorable exchange rates also contributed to the Australian sales increase.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

               Despite increased volumes for both branded and nonbranded glyphosate products, Argentina net sales decreased for the second quarter 2004 due to lower average net selling prices. Competitive conditions and a shift in product mix were both factors in the lower average net selling price.

               Second quarter 2004 sales of our other Agricultural Productivity products were relatively consistent with the sales in the same period a year ago. Earlier season sales in the second quarter 2004 for the lawn-and-garden herbicide business offset sales declines in animal agriculture products, and to a lesser extent, other herbicides. Lawn-and-garden herbicide sales were higher in the first half of 2004 versus the prior year first half primarily because of timing. Sales of animal agriculture products decreased primarily because of the POSILAC product allocation resulting from corrections and improvements being made by Sandoz GmbH at their manufacturing facility in Austria. These changes are being made in response to issues raised by the U.S. Food and Drug Administration (FDA) during and following a November 2003 inspection of Sandoz's facility and further identified in a March 29, 2004, warning letter to Sandoz. Sandoz manufactures the finished dose formulation of POSILAC, and is our sole supplier of the finished dose formulation until we receive FDA approval at our Augusta, Georgia facility. For a further discussion of POSILAC refer to the "Outlook - Update - Agricultural Productivity" section of MD&A. Other Agricultural Productivity products gross profit as a percent of sales was 41 percent in both three-month periods. Second quarter 2004 cost of goods sold included $11 million of restructuring charges related to the fiscal year 2004 restructuring plan. During the comparable period last year, we recorded $4 million in cost of goods sold for the 2002 restructuring plan.

               EBIT for the Agricultural Productivity segment declined $71 million in second quarter 2004 from the same period a year ago. Gross profit as a percent of sales declined five percent from the prior year comparable period primarily because of the unfavorable U.S. mix shift to our lower-priced branded and nonbranded glyphosate products in the second quarter of fiscal 2004. Operating expenses were higher than the prior year comparable period primarily because of increases in other expense - net, net restructuring charges and bad-debt expense. The increase in other expense - net was primarily because of the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses of $14 million related to the Solutia bankruptcy. Additionally, hedging losses on grain, which Latin America receives as payment for certain customer accounts, contributed to higher second quarter 2004 other expenses. SG&A expenses for the Agricultural Productivity segment increased slightly for the second quarter 2004. Higher incentives and employee-benefit related expenses were nearly offset by the lower allocation of SG&A expenses to the Agricultural Productivity segment in second quarter 2004. Refer to the previous section "Seeds and Genomics Segment" for a further explanation of the change in allocation of SG&A expenses.

Results of Operations - First Half of Fiscal Year 2004
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                               --------------------
                                                                Feb. 29,    Feb. 28,
        Total Monsanto Company and Subsidiaries:                 2004        2003
        ----------------------------------------                 ----        ----
        Net sales                                              $2,520       $2,139
                                                               ======       ======

        Gross profit                                           $1,216       $  989
                                                               ======       ======

        Income from continuing operations before cumulative
        effect of accounting change                            $   79       $   98
                                                               ======       ======

        Net income                                             $   57       $   82
                                                               ======       ======

--------------------------------------------------------------------------------

               Net sales improved 18 percent, or $381 million, in the first half of fiscal 2004 from last year's first half net sales. Sales increased 23 percent, or $230 million, for the Seeds and Genomics segment and 13

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          percent, or $151 million, for the Agricultural Productivity segment. Net sales increased in nearly all seed and traits crops in the first half of 2004, and were led by gains in corn seed in the United States, Brazil and Europe. Also, both corn and soybean trait revenues increased in the United States and to global licensees. Argentina's decline in corn seed and traits sales partially offset the upside in these regions for the first half of 2004. ROUNDUP herbicides and, to a lesser extent, other glyphosate-based herbicides represented the majority of the Agricultural Productivity segment sales increase. Brazil ROUNDUP and other glyphosate-based herbicide sales increased substantially for the first half of fiscal 2004 because of improved market and pricing conditions, and the favorable year-over-year impact on net sales from the fiscal year 2003 operational changes. Australia and Argentina also had sales increases in ROUNDUP and other glyphosate-based herbicides during the first half of 2004 versus the year ago period. Sales of nonbranded glyphosate products were slightly down in the United States in the first half of 2004. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

               Gross profit as a percent of net sales  increased two  percentage points to 48 percent in the first half of 2004 from the comparable prior year period. The Seeds and Genomics segment gross profit as a percent of net sales increased two percentage points to 62 percent primarily because of the gross profit improvement that comes from stacking more than one biotech trait in corn, and higher volumes and average net selling prices for branded corn seed. The Agricultural Productivity segment gross profit percentage increased one percentage point to 35 percent. The increase in gross profit as a percent of sales would have been higher if restructuring expenses were excluded from cost of goods sold. In the first half of 2004, we recorded $17 million of restructuring charges related to the fiscal year 2004 restructuring plan in cost of goods sold. During the prior year comparable first half, we recorded $10 million in cost of goods sold for the 2002 restructuring plan. For further details on our restructuring plans, please see the "Restructuring" section of MD&A and Note 3 - Restructuring.

               Operating expenses increased 24 percent, or $186 million, to $960 million for the first half of 2004 from $774 million for the same period last year.
          o SG&A expenses increased 21 percent, or $94 million. Increased employee-related costs, primarily related to accrued incentive compensation, were the primary drivers of the increase in SG&A expenses for the first half of 2004. SG&A expenses also increased because of higher marketing-related activities in the United States and Brazil, and higher employee-benefit related expenses.
          o We recognized $69 million of noncash goodwill adjustments during the first half of 2004, related to our global wheat business. Our decision to exit the European wheat business required us to reevaluate the goodwill related to the wheat reporting unit for impairment.
          o Restructuring charges were recorded in both six-month periods. Restructuring expenses were recorded within cost of goods sold, restructuring charges - net and discontinued operations. Restructuring charges recorded in the first half of 2004 for the fiscal 2004 restructuring plan were $59 million. Our first half of 2004 restructuring charges were reduced by $2 million of restructuring reversals related to our prior restructuring plans. During the prior year comparable period, we recognized $51 million of restructuring charges in operating expenses related to our 2002 restructuring plan. These restructuring charges were offset by $12 million of restructuring reversals related to the 2000 and 2002 restructuring plans. Thus, restructuring charges - net were $57 million for the first half of 2004 and $39 million in the prior year comparable period.
          o The increase in bad-debt expense of $6 million was primarily for uncollectible Argentine trade receivables. During the first half of 2004, we determined an additional reserve was needed due to the continued weak economic conditions in Argentina. Excluding the Argentine additional reserves, bad-debt expense decreased in the first half of 2004 from the same period a year ago.
          o R&D expenses were relatively unchanged form last year's first half. As a percent of sales, R&D expenses for the first half of 2004 declined one percent from the comparable prior year period.

               Net interest expense for the first half of 2004 totaled $32 million, which was relatively consistent with last year's first half net interest expense of $34 million. Our average borrowing level in the first half of the current fiscal year of $1.5 billion was consistent with our average borrowing levels in the prior year comparable period.

               We recorded net other expense of $62 million in the first half of 2004 and $19 million in the comparable period last year. During the

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          first half of 2004, we recorded approximately $14 million for the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. Refer to Note 13 - Commitments and Contingencies - for further details. Both six-month periods included equity affiliate expense related to Renessen, which totaled $20 million in the first half of 2004 and $21 million in the same period a year ago. Foreign-currency translation losses, hedging losses and several individually immaterial items in other miscellaneous expense caused the remainder of the year-over-year increase. Please see Note 15 - Other Expense - Net - for further details.

               Income tax expense for the first half of the current fiscal year increased 30 percent to $83 million, despite no change in year-over-year pretax earnings. This disparity was primarily the result of our goodwill adjustment in the first quarter of fiscal 2004, which was not deductible for tax purposes. Absent the goodwill adjustment, the effective tax rate would have been 36 percent, a reduction of four percent versus the prior period. This decrease was driven by the mix of earnings projected for fiscal 2004 versus those in fiscal 2003. In addition, the tax provision for the current period included two adjustments for valuation allowances against our deferred tax assets. During the second quarter of fiscal 2004, the company assessed the realizability of its deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. In Argentina, we have assessed the need to establish a valuation allowance of $102 million, primarily as a result of the recent history of losses, the continued uncertain economic conditions in Argentina (discussed in the "Outlook - Update - Focused Strategy" section of MD&A), and the limited tax carryforward period of five years. In Brazil, we have reassessed the need for a valuation allowance and have reversed the existing valuation allowance of $90 million, primarily as a result of the improved operating results in Brazil and improvements in the Brazilian economy. For further details on these adjustments, please see Note 7 - Income Taxes.

               The factors above explain the change in income from continuing operations before cumulative effect of accounting change. In the first half of the prior year, a new accounting standard relating to asset retirement obligations was adopted on Jan. 1, 2003, which negatively affected our net income by $12 million, or $0.05 per share, aftertax.

               Discontinued operations generated an aftertax loss of $22 million in the first half of 2004, reflecting $24 million in aftertax restructuring charges ($34 million pretax). Operating activities slightly offset these charges. Discontinued operations in the prior year period generated an aftertax loss of $4 million. For further details of our discontinued operations, please refer to Note 16 - Discontinued Operations.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

         Seeds and Genomics Segment

                                                                     Six Months Ended
                                                                  ------------------------
                                                                   Feb. 29,    Feb. 28,
                                                                     2004       2003
                                                                     ----       ----
           Net sales
             Corn seed and traits                                  $  665     $   515
             Soybean seed and traits                                  477         418
             All other crops seed and traits                          100          79
                                                                   ------     -------
                Total net sales                                    $1,242     $ 1,012
                                                                   ======     =======

           Gross profit
             Corn seed and traits                                  $  412     $   302
             Soybean seed and traits                                  323         271
             All other crops seed and traits (1)                       39          34
                                                                   ------     -------
                Total gross profit                                 $  774     $   607
                                                                   ======     =======

           EBIT(2)                                                 $  180     $   196
                                                                   ======     =======

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
(2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 14 - Segment
     Information - for further details.

               Net sales for corn seed and traits in the first half of 2004 increased 29 percent, or $150 million, from the prior year comparable period. Corn seed and traits sales were driven higher primarily by increases in the United States. Corn seed net sales also increased in Brazil and Europe, and to a lesser extent, in Mexico. Argentina corn seed and trait sales slightly offset the gains in these regions.

               The increase in U.S. corn seed was because of stronger market performance and increased average net selling prices. To a lesser extent, the net sales increase for U.S. branded corn seed was also because of earlier season sales in the first half of 2004 from the same period a year ago. Sales of U.S. corn traits increased primarily because of growth in stacked traits, higher corn trait penetration, and to a lesser extent, timing. Corn seed net sales in Brazil increased from the same period a year ago because of improved market conditions, which included a fiscal 2004 price increase, a mix shift to higher value products, and the favorable Brazilian real exchange rate. Europe corn seed sales increased because of stronger market performance in France, favorable exchange rates and sales earlier in the season versus the prior year. Argentina experienced severe drought conditions in the first half of 2004, which led to a decrease in net sales of corn seed and traits from the prior year comparable period. The unfavorable weather conditions caused many farmers to reduce plantings in the first half of 2004, and to shift to other crops such as soybeans.

               Soybean seed and traits net sales increased 14 percent, or $59 million, in the first half of 2004 and were driven by higher soybean trait sales in the United States from the same period a year ago. U.S. soybean trait revenues benefited from higher prices for branded soybeans and royalties from seed licensees. All other crops seed and traits sales in the first half of 2004 increased 27 percent, or $21 million, from the first half of 2003. The increase was partially because of timing between second and third quarters of fiscal 2004 versus the prior year periods for Canadian canola seed and traits. A price increase for Canadian canola seed in fiscal 2004 and a favorable Canadian exchange rate also impacted the sales increase in the first half of 2004 for Canadian canola seeds and traits. Higher cotton trait revenues in Australia and the United States also increased sales for the other crops.

               EBIT for the Seeds and Genomics segment decreased $16 million in the first half of 2004 from the prior year comparable period. Gross profit as a percent of sales for the Seeds and Genomics segment increased two percentage points to 62 percent because of the gross

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          profit improvement that comes from stacking more than one biotech trait in corn, and higher volumes and average net selling prices for branded corn. This percentage would have increased an additional percentage point if we excluded the first half of 2004 restructuring charges recorded in cost of goods sold of $6 million. Operating expenses increased primarily because of the $69 million global wheat goodwill impairment and higher SG&A expenses for this segment during the first half of 2004. SG&A expenses increased because a higher percentage of expenses were allocated to this segment in the first half of 2004 versus the same period a year ago based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations. The allocation percentages were changed at the beginning of fiscal 2004. Our allocation methodology is primarily based on the ratio of sales of the Seeds and Genomics segment to total Monsanto sales, and is consistent with our historical practice. SG&A expenses also increased in the first half of 2004 because of higher accrued incentive compensation, higher sales and marketing-related expenses in the United States and Brazil, and higher employee-benefit related expenses.

            Agricultural Productivity Segment

                                                                         Six Months Ended
                                                                      ---------------------
                                                                      Feb. 29,     Feb. 28,
                                                                        2004        2003
                                                                        ----        ----
           Net sales
             ROUNDUP and other glyphosate-based herbicides            $   792      $   633
             All other agricultural productivity products                 486          494
                                                                      -------      -------
                Total net sales                                       $ 1,278      $ 1,127
                                                                      =======      =======

           Gross profit
             ROUNDUP and other glyphosate-based herbicides            $   254      $   192
             All other agricultural productivity products (1)             188          190
                                                                      -------      -------
                Total gross profit                                    $   442      $   382
                                                                      =======      =======

           EBIT(2)                                                    $    14      $   --
                                                                      =======      =======

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
(2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 14 - Segment
     Information - for further details.

               Net sales for the Agricultural Productivity segment increased 13 percent to $1,278 million in the first half of 2004 from $1,127 million in the comparable prior year period. Gross profit for this segment increased 16 percent to $442 million from last year's same period level of $382 million. As a percent of net sales, gross profit increased one percentage point to 35 percent. An increase in ROUNDUP herbicides and, to a lesser extent, other glyphosate-based herbicides contributed to the net sales increase in the first half of 2004 for the Agricultural Productivity segment.

               Brazil was the largest contributor to the net sales increase in ROUNDUP and other glyphosate-based herbicides for the Agricultural Productivity segment. Brazil's net sales in the first half of 2004 benefited from our operational changes that took place in the prior year, improved market and pricing conditions, and the favorable effect of the Brazilian real exchange rate. Sales of glyphosate products in Australia increased for the first half of 2004 from the same period a year ago because of improved market conditions and favorable exchange rates. Year-over-year net sales of ROUNDUP herbicides in Argentina increased. Argentine sales for the earlier months of the first half of 2003 included the effect of actions taken in conjunction with our customers during a time of economic and market turmoil. A one-time exception to our policy regarding crop protection product returns reduced the first half of 2003's sales by approximately $60 million, but also reduced risks for both parties. During the first half of 2004, ROUNDUP net sales in Argentina were negatively affected by competitive conditions and dry weather.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

               Total net sales of ROUNDUP and other glyphosate-based herbicides in the United States were down three percent from the first half of the prior year. A decrease in nonbranded glyphosate product net sales in the United States was partially offset by an increase in branded ROUNDUP net sales in the United States for the first half of 2004 from the same period a year ago. A higher percentage of our glyphosate sales consisted of branded product, as the first half of 2004 results reflect the successful launch of ROUNDUP ORIGINAL MAX for the 2004 growing season. For the first half of 2004, volumes were slightly down for both branded and nonbranded glyphosate products, partially offset by sales of higher value branded products. For the full year, we continue to expect a decline in the market share and average net selling price of ROUNDUP herbicides in the United States.

               Net sales of all other agricultural productivity products were down $8 million in the first half of 2004 from the prior year same period. This decrease was primarily related to triallate herbicide sales as we gradually exit the business. Lawn-and-garden herbicide net sales increased in the first half of 2004 because of timing between the first half and second half of the fiscal year.

               EBIT for the Agricultural Productivity segment increased $14 million for the first half of 2004. Gross profit as a percent of sales was up one percent year over year. The gross profit increase was primarily because of the improved pricing and operating conditions in Brazil and improved market conditions in Australia. Other expenses were $34 million higher in the first half of 2004 from the same period a year ago. The increase in other expense was primarily because of the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy of $14 million, and hedging losses on grain, which Latin America receives as payment for certain customer accounts. Net restructuring charges recorded in the first half of 2004 were $42 million versus $29 million recorded in the same period a year ago. SG&A expenses for the Agricultural
          Productivity segment increased slightly for the first half of 2004. Higher incentives and employee-benefit related expenses were nearly offset by the lower allocation of SG&A expenses to the Agricultural Productivity segment in the first half of 2004. Please see the previous section "Seeds and Genomics Segment" for a further explanation of the change in allocation of SG&A expenses.

               Our Agreement with The Scotts Company

               In 1998, Monsanto entered into an agency and marketing agreement with The Scotts Company (Scotts) with respect to our lawn-and-garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn-and-garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the deferred portions of the $20 million annual fixed fee owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing the interest on the amounts owed by Scotts and including it in interest income. The total amount owed by Scotts, including accrued interest, was approximately $49 million and $50 million as of Feb. 29, 2004, and Aug. 31, 2003, respectively. Scotts began paying these deferred amounts ($5 million per year in monthly installments) beginning in October 2002.

          Restructuring

               During the three months and six months ended Feb. 29, 2004, and Feb. 28, 2003, we recorded charges relating to our restructuring plans. These net charges were recorded in the Statement of Consolidated Operations as outlined below. Please see Note 3 - Restructuring - for further details.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

                                                                         Three Months Ended           Six Months Ended
                                                                       ------------------------    -----------------------
                                                                        Feb. 29,      Feb. 28,        Feb. 29,   Feb. 28,
                                                                          2004         2003            2004       2003
                                                                          ----         ----            ----       ----
                 Cost of goods sold                                       $(17)       $  (4)          $(17)       $(10)
                 Restructuring charges - net(1)                            (28)         (31)           (57)        (39)
                                                                          ----        -----           ----        ----
                    Loss from continuing operations before income
                      taxes                                                (45)         (35)           (74)        (49)
                 Income tax benefit                                         13           13             24          18
                                                                          ----        -----           ----        ----
                    Loss from continuing operations                        (32)         (22)           (50)        (31)
                 Loss from operations of discontinued businesses(2)         (1)          --            (34)         --
                 Income tax benefit                                          1           --             10          --
                                                                          ----        -----           ----        ----
                    Loss on discontinued operations                         --           --            (24)         --
                                                                          ----        -----           ----        ----
                      Net loss                                            $(32)       $ (22)          $(74)       $(31)
                                                                          ====        =====           ====        ====

(1)  The  restructuring  charges for the three months  ended Feb. 29, 2004,  and
     Feb. 28, 2003, were offset by $1 million and $8 million,  respectively,  in restructuring  reversals related to prior plans.  Restructuring charges for the six months ended Feb. 29,  2004,  and Feb. 28, 2003,  were offset by $2 million and $12 million, respectively.
(2)  Fiscal year 2004 contains  restructuring  charges  related to  discontinued
     businesses   (refer   to  Note  16  -   Discontinued   Operations).   These
     restructuring charges were recorded in discontinued operations.

               Fiscal Year 2004 Restructuring Plan

               In October 2003, we announced plans to continue to reduce the costs associated with our agricultural chemistry business as that segment matures globally. Total restructuring charges approved under the fiscal year 2004 restructuring plan were $289 million pretax. We will further concentrate our resources on our core seeds and traits businesses. These plans include: (1) reducing costs associated with our ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. These actions will require restructuring charges of up to $220 million pretax ($155 million aftertax) in fiscal year 2004. Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business (refer to Note 6 - Goodwill and Other Intangible Assets). The goodwill impairment was not deductible for tax purposes. The following table outlines the pretax restructuring charges related to our fiscal year 2004 restructuring plan recorded by segment in continuing operations and discontinued operations for the three months and six months ended Feb. 29, 2004. We are following SFAS 144 and SFAS 146 to account for these actions.

                                                                                  Three Months        Six Months
                                                                                     Ended              Ended
                                                                                 Feb. 29, 2004       Feb. 29, 2004
                                                                                 -------------       -------------
                       Continuing Operations:
                          Seeds and Genomics                                           $ 10            $ 33
                          Agricultural Productivity                                      36              43
                                                                                 -------------       -------------
                            Total Continuing Operations                                  46              76

                       Discontinued Operations:
                          Seeds and Genomics                                              1              34
                          Agricultural Productivity                                      --              --
                                                                                 -------------       -------------
                            Total Discontinuing Operations                                1              34

                       Total Segment
                          Seeds and Genomics                                             11              67
                          Agricultural Productivity                                      36              43
                                                                                 -------------       -------------
                            Total                                                      $ 47            $110
                                                                                 =============       =============

               In the first half of fiscal year 2004, we recorded charges of $46 million related to work force reductions. Work force reductions in continuing operations of $43 million were primarily R&D, information

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          technology, and marketing in the United States; downsizing the regional structure and key country focus in Europe; and downsizing the sales force in Canada as a result of the realignment of the Canadian business to focus on the Seeds and Genomics segment. Discontinued operations work force reductions of $3 million were related to employees of the plant-made pharmaceuticals program. Facility closure charges of $2 million related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations were $33 million of which $17 million was recorded in cost of goods sold and the remainder in restructuring charges - net. Property, plant and equipment impairments of $9 million were recorded in the United States and, to a lesser extent, Asia for the shutdown of production lines and equipment. We also recorded $8 million in inventory impairments related to discontinued seed hybrids in Argentina, discontinued agricultural chemical products and seed hybrids in Brazil, and discontinued agricultural chemical products in Asia. Asset impairments in restructuring charges - net consisted of $11 million for the closure of an office building in the United States, $2 million for the closure of a research facility in Canada, an intangible asset impairment of $2 million in Asia, and approximately $1 million for the disposal of a computer system in Asia. Discontinued operations asset impairments of $29 million consisted of $26 million of other intangible assets and $2 million of property, plant and equipment impairments, both associated with the European wheat and barley business; and property, plant and equipment impairments of $1 million associated with the plant-made pharmaceuticals business.

               For fiscal year 2004, we expect approximately $144 million of pretax charges to relate to the Seeds and Genomics segment and $145 million to relate to the Agricultural Productivity segment. We estimate that this restructuring will require approximately $136 million of cash, relating to work force reductions and to a lesser extent, facility closures. We also estimate we will incur $84 million of noncash pretax asset impairments during fiscal year 2004, not including the $69 million impairment of goodwill related to the global wheat reporting unit. The actions relating to this restructuring plan are expected to produce aftertax savings of approximately $80 million to $95 million in fiscal year 2005, and approximately $90 million to $105 million in fiscal year 2006, with continuing savings going forward. We expect that these actions will lower our costs, primarily SG&A, as a percent of sales.

               2002 Restructuring Plan (charges recorded in calendar year 2002)

               In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down, and certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States were closed or downsized. Certain seed sites were consolidated, and certain U.S. swine facilities were exited. In connection with this plan, Monsanto recorded $43 million pretax of restructuring charges during the quarter ended Feb. 28, 2003. Of these charges, $4 million was recorded in cost of goods sold and the remainder in the restructuring line item. We recorded $61 million pretax of restructuring charges during the first half of 2003. During the first half of 2003, $10 million was recorded in cost of goods sold and the remainder in the restructuring line item. The company also recorded reversals of $8 million and $12 million in the three months and six months ended Feb. 28, 2003, respectively, for the 2000 and 2002 restructuring plans. Net pretax restructuring expenses of $35 million and $49 million were recorded in the three months and six months ended Feb. 28, 2003, respectively.

               During the first half of 2004, the reserve balance was reduced by approximately $1 million for cash severance payments to former employees and by approximately $2 million for facility closure actions that were completed. As of Feb. 29, 2004, the reserve balance related to this plan was $2 million: $1 million for work force reductions and $1 million for facility closures. Cash payments to complete these restructuring actions are expected to be made during fiscal year 2004 and will be funded from operations. These payments are not expected to significantly affect the company's liquidity. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

               2000 Restructuring Plan (charges recorded in calendar years 2001 and 2000)

               In 2000, Monsanto's management formulated a plan as part of the company's overall strategy to focus on certain key crops and to streamline operations. Restructuring and other special items, primarily associated with the implementation of this plan, were recorded during calendar years 2001 and 2000. These charges totaled $474 million pretax ($334 million aftertax): $213 million ($137 million aftertax) recorded in calendar year 2001 and $261 million ($197 million aftertax) recorded in calendar year 2000.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

               The 2000 plan restructuring reserves decreased $3 million in the first half of 2004. The decrease was primarily because of the sale of a U.S. manufacturing plant during second quarter 2004. Second quarter reversals consisted of less than $1 million related to asset impairments that were originally recorded as restructuring charges. The second quarter 2004 reversals did not impact the restructuring liability rollforward. Approximately $1 million in 2000 restructuring plan reversals were recorded in first quarter 2004, and consisted of less than $1 million in facility closures and approximately $1 million in asset impairment reversals that were originally recorded as restructuring charges. Both items were individually less than $1 million and therefore did not change the liability balance, however, totaled $1 million in first quarter 2004 reversals. Reversals were recorded primarily because costs were lower than originally estimated.

               The remaining restructuring actions associated with this plan are expected to be completed during fiscal year 2004. The remaining restructuring actions will be funded from operations; these actions are not expected to significantly affect the company's liquidity. These actions under the 2000 restructuring plan have yielded annual cash savings of more than $100 million.

          Financial Condition, Liquidity, and Capital Resources

          Working Capital and Capital Resources

                                                        As of               As of                As of
                                                    Feb. 29, 2004       Aug. 31, 2003        Feb. 28, 2003*
                                                    -------------       -------------        --------------
                      Working capital                   $3,185              $2,995               $2,642
                      Current ratio                     3.08:1              2.54:1               2.43:1

                      *All data as of Feb. 28, 2003, are derived from our unaudited consolidated statement of financial position, which is not presented herein.

               Working capital as of Feb. 29, 2004, increased $190 million from Aug. 31, 2003. As of Feb. 29, 2004, working capital increased because the decrease in current assets of $223 million was lower than the decrease in current liabilities of $413 million from balances as of Aug. 31, 2003. Trade receivables as of Feb. 29, 2004, were down $236 million from Aug. 31, 2003. Worldwide collections for the first half of 2004 have been strong with the most significant impact in the United States. U.S. customers paid earlier this season, a signal of the strengthening of the agricultural economy. There was no impact to working capital between Feb. 29, 2004, and Aug. 31, 2003, for the taxes related to the PCB litigation settlement. When the PCB litigation settlement was funded in September 2003, the deferred tax asset balance was reduced and the current tax liability decreased. Inventory increased $109 million as of Feb. 29, 2004, from Aug. 31, 2003, primarily because of the seasonal nature of our U.S. seed business and U.S. other selective herbicides business. Inventories for both seed and other selective herbicides in the United States were lower as of Aug. 31, 2003, and have increased over the first and second quarters of fiscal 2004 in preparation for sales in the second half of fiscal 2004. Current liabilities decreased from Aug. 31, 2003, to Feb. 29, 2004, primarily because of the $400 million payment for the PCB litigation settlement.

               Our working capital increased on a February-to-February comparison by $543 million, reflecting approximately $200 million of higher current assets and approximately $300 million of lower liabilities. Cash and cash equivalents was the primary driver of the higher asset levels. Short-term debt was approximately $300 million lower as of Feb. 29, 2004. However, total debt outstanding was approximately $1.5 billion for both periods. The current tax liability was approximately $165 million lower than the balance as of Feb. 28, 2003. The current tax liability decreased between Feb. 28, 2003, and Feb. 29, 2004, because of the taxes related to the PCB litigation settlement, which became deductible in September 2003 when we funded the PCB litigation settlement, and the payment of income taxes owed to Pharmacia in the first half of 2004. The decrease in short-term debt and the current tax liability was offset by an increase in incentive compensation accruals as of Feb. 29, 2004, compared to Feb. 28, 2003, which was because of the improved operational performance in fiscal 2004.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Cash Flow

                                                                              Six Months Ended
                                                                           -----------------------
                                                                            Feb. 29,    Feb. 28,
                                                                             2004        2003
                                                                             ----        ----
                 Net cash provided by operations                             $ 217        $ 801
                 Net cash required by investing activities                    (146)        (388)
                                                                             -----        -----
                      Free Cash Flow                                            71          413
                 Net cash required by financing activities                     (54)        (463)
                                                                             -----        -----
                      Net Increase (Decrease) in Cash and Cash
                      Equivalents                                            $  17        $ (50)
                                                                             =====        =====

               Free cash flow decreased $342 million for the first half of 2004 to $71 million from $413 million in the prior year six-month period. The primary driver of the decrease was a $584 million decrease in cash provided by operations. In September 2003, we paid $400 million related to the Solutia PCB litigation settlement. We are also continuing to voluntarily contribute to our U.S. qualified pension plan, with $150 million contributed in the first half of 2004 compared to $20 million in the first half of 2003.

               The change in accounts receivables provided cash of $478 million in the first half of 2004 and $693 million in the first half of 2003. This fluctuation is caused by the fact that, as compared to the six months ended Feb. 28, 2003, sales increased in the current six-month period at a rate higher than our rate of collections during this time period. Although our year to date collections have increased substantially as compared to the six months ended Feb. 28, 2003, our increase in year to date sales of nearly $400 million more than offset this improvement in collections in the cash flow statement. The increase in collections was driven primarily by improvements in Brazil because of the operational changes in fiscal 2003. Collections in the first half of 2004 were also higher because U.S. customers paid earlier in the season. The accounts receivable created by the increased sales experienced in the current period will be collected in future quarters under the normal trade terms.

               Accounts payable and accrued liabilities were a use of cash of $400 million in the first half of 2004 versus a use of $107 million in the prior year same period. The increase in use of cash translates into lower accounts payable and accrued liabilities as of Feb. 29, 2004, compared to Feb. 28, 2003. The lower balance as of Feb. 29, 2004, was primarily impacted by the current tax liability. The current tax liability fluctuation was driven by the deferred tax effects of funding the PCB litigation settlement in September 2003 and the pension funding in the first half of fiscal 2004. In addition, the income tax liability of $44 million owed to Pharmacia was paid in September 2003.

               Deferred income taxes were a source of cash of $246 million in the first half of 2004 and a use of cash of $54 million in the comparable prior year period. Similar to current tax liability, the PCB litigation settlement expense was the primary driver of this line. The tax impact of the PCB litigation settlement was recorded in the current deferred tax asset account as of Aug. 31, 2003. In September 2003 after the PCB litigation settlement was funded, this amount was recorded to current tax liability. Essentially the higher use of cash from deferred income taxes was offset by the higher source of cash for accounts payable and accrued liabilities in the first half of 2004 from the same period in the prior year. Thus, overall net cash from operations was unaffected by taxes related to the PCB litigation settlement in the first half of 2004.

               Net cash required by investing activities was $146 million for the first half of 2004 compared to $388 million in the first half of 2003. The primary change was the difference between purchases and maturities of short-term investments. For the first half of 2003, we invested $250 million in short-term securities, which was reflected as a use of cash of $250 million. During the first half of 2004, short-term investments of $230 million matured, and we subsequently reinvested $250 million in short-term securities, which produced a net impact of a use of cash in the amount of $20 million. Capital expenditures decreased 10 percent, or $11 million, to $103 million for the first half of 2004.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

               Net cash required by financing  activities was $54 million in the first half of 2004 compared to $463 million for the first half of 2003. The net change in cash required for short-term financing was $54 million in the first half of 2004 and $370 million in the first half of 2003. During the first half of 2004, we had less free cash flow to pay down our short-term debt compared to the same period in the prior year. Strong cash flows over the past 12 months have reduced our need for seasonal borrowings. Commercial paper outstanding decreased approximately $400 million between Aug. 31, 2002, and Feb. 28, 2003. No commercial paper was outstanding as of Aug. 31, 2003, and Feb. 29, 2004. Stock option exercises totaling $119 million during the first half of 2004 were almost entirely offset by treasury share purchases. During the first half of 2004, treasury share purchases totaled $106 million. The share repurchases are part of our three-year, $500 million share repurchase program. Dividend payments increased eight percent, or $5 million, for the first half of 2004. In April 2003, the board of directors approved an increase in the quarterly dividend.

               Customer Financing Program: In connection with a financing option that is available to certain of our customers, we collected approximately $124 million in the first half of 2004 and $137 million during the same period last year. This $500 million revolving credit and liquidity facility allows certain U.S. customers to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of the third-party specialty lender using Monsanto's credit guidelines approved by the lender, a special purpose entity. The loans are sold to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first loss guarantee of up to $100 million. We have not issued, nor are we obligated to issue, any debt or equity securities in connection with this arrangement.

               The customer loan balance outstanding as of Feb. 29, 2004, and Feb. 28, 2003, was $108 million and $113 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing customers with direct credit purchase terms. Servicing fee revenues were not significant. As of Feb. 29, 2004, Monsanto's guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

          Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

               Under our Separation  Agreement with Pharmacia,  we were required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997 (Solutia's Assumed Liabilities), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia. In general, this indemnification obligation applies to Solutia's Assumed Liabilities for which Pharmacia would otherwise be required to pay. Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including Solutia's Assumed Liabilities. Solutia has notified Pharmacia and Monsanto that it is repudiating its obligation to defend litigation which Solutia had been managing or to accept new cases relating to Solutia's Assumed Liabilities pursuant to the terms of agreements between Pharmacia, Solutia and Monsanto. Solutia has also taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations except within the boundaries of its current operations. If Solutia is discharged from all or a portion of Solutia's Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. Item 1 - Note 13 - Commitments and Contingencies - includes further information regarding Solutia's Assumed Liabilities and the reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity. Also see Item 1 - Legal Proceedings and Item 5 - Other Information - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc. for further information.

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

               Our strategic actions will allow us to focus on continued growth in our seeds and traits businesses, with the goal of ensuring that ROUNDUP and our other herbicides continue to make strong contributions to cash flow and income. Monsanto is continuing to evolve into a company led by its strengths in seeds and biotechnology traits as a means of delivering solutions to our customers. As we concentrate our resources on this growth sector of the agricultural industry, we are taking steps to reduce SG&A costs - particularly those associated with our agricultural chemistry business as that sector matures globally. Monsanto remains the leading manufacturer of the best-selling herbicide, ROUNDUP, and maintains a very strong manufacturing cost position.

               As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. Our research and marketing focuses on three crops grown on significant acreage: corn, soybeans and cotton. Following our announced exit from our European breeding and seed business for wheat and barley in March 2004, we entered into a definitive agreement for the sale of assets associated with that business. Monsanto continues to evaluate resourcing for ROUNDUP READY wheat in competition with resourcing of other commercial opportunities for current and future traits in corn, soybeans, cotton, and other crops, and in the context of continuing discussions with potential customers about the demand for our technology in wheat.

               We will also focus geographically on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. These actions allow us to diversify our exposure to risk from changes in the marketplace.

               Our financial strategy will continue to emphasize both earnings and cash flow, and we believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning cash to shareowners. We began our recently approved share repurchase program in the first quarter 2004, and our board of directors increased our dividend rate in April 2003. We expect to continue the share repurchase program until July 2006 or until we have reached the $500 million amount authorized by the board of directors. We also applied our strong cash position to participate in a settlement of Solutia's PCB litigation and continue to make voluntary contributions to our pension plan. We will also evaluate using our cash position for acquisition opportunities that meet the strategic needs of our seed and traits businesses or for technology arrangements that have the potential to increase the efficiency and effectiveness of our research and development efforts.

               We have taken decisive steps to address key risks in our business position. These include the measures noted above, reducing costs in our agricultural chemistry business and pursuing the evolution of our business to an emphasis on seeds and traits. We have also taken steps to reduce risk and stabilize our business position in Latin America. We remain focused on cost and cash management both to support the progress we have made in managing our investment in working capital - in particular, receivables and inventories - and to realize the full earnings potential of our businesses. We will continue to seek additional external financing opportunities for our customers.

               We implemented changes in how we approach our Argentina business that negatively impacted our sales and earnings in fiscal year 2003 and the first half of 2004 but are intended to stabilize our business position in this important agricultural market. The actions we have

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          taken with our customers were designed to reduce risk and to balance earnings and cash during a particularly difficult economic period. We continue to follow through on business decisions made in recent years aimed at maintaining market leadership and restoring profitability in Argentina. Although economic and market uncertainties remain, we believe we are making progress. In addition, we continue to focus on reducing inventories and receivables in Argentina.

               Seeds and Genomics

               Monsanto has built a leading global position in seeds, and the successful integration of seed businesses acquired in the 1990s has allowed us to improve our seed portfolio. We continue to make improvements in our base seed business, as advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality, yields and cost. The performance of Monsanto germplasm is reflected in market share gains for both our branded and licensed seed businesses. We also use our genetic material to develop new varieties for other seed companies' brands.

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

               We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are pursuing strategies that enable growth even with delays in some global regulatory approvals. The Brazilian government recently passed a measure, which legalizes the planting of ROUNDUP READY soybeans in Brazil for the 2003-2004 crop year. Monsanto is working with the Brazilian grain industry to collect royalties for the use of our technology. We are continuing our efforts to obtain long-term approval for the planting of ROUNDUP READY soybeans in Brazil, and plan to continue to develop a royalty system, which matches the decisions made by the government of Brazil. More than 95 percent of the grain handlers in two southern Brazil states have signed contracts to collect this royalty upon the delivery and sale of the grain produced with ROUNDUP READY soybean technology. This same approach may also be applicable to other parts of Latin America. However, there is no certainty that royalties on ROUNDUP READY soybeans will be profitably collected in Brazil or other parts of Latin America. Additionally, Monsanto is pursuing approvals to enable the importation of corn and processed corn products that contain the ROUNDUP READY and YIELDGARD rootworm traits into Europe. Crop import restrictions in some key markets, most notably the European Union
          (EU), reduce potential expansion of current and future biotechnology crops in the United States and other markets where they are approved. The development of effective systems to enable farmers growing crops in the United States to sell into elevator systems that do not export to the EU, however, is mitigating the effect of these restrictions.

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

               Agricultural Productivity

               In recent years, we have seen reduced revenues and earnings from ROUNDUP herbicides, which reflect both the overall decline in the agricultural chemicals market and the expiration of U.S. patent protection for the active ingredient in ROUNDUP in 2000. By aligning our infrastructure and costs with our expectations for the glyphosate herbicide market, however, we believe the ROUNDUP franchise can continue to be a significant and sustainable source of cash and income generation for Monsanto, even in the face of increased competition.

               As expected, the market share and price of ROUNDUP herbicides in the United States have declined since the patent expired in 2000. We expect these trends to continue until we reach steady-state postpatent levels. In postpatent markets around the world, ROUNDUP has maintained a leading market position and a price premium compared with generics. We will continue to support the market leadership of ROUNDUP with product innovations, superior customer service and logistics, low-cost manufacturing, and further expansion of ROUNDUP READY crops and conservation tillage.

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

               Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in ROUNDUP, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We continue to reduce production costs, and we are also achieving reductions in working capital through careful management of inventories. In recent years, distribution channel inventories had increased significantly in the United States. However, ROUNDUP distribution inventory levels at the end of fiscal year 2003 were slightly down from levels at the end of fiscal year 2002.

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

               Our lawn-and-garden herbicide business remains a strong cash generator and supports Monsanto's brand equity in the marketplace. Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. The active ingredient for POSILAC is manufactured both at our new plant in Augusta, Georgia, and by Sandoz GmbH in Austria. Sandoz also manufactures the finished dose formulation of POSILAC, and will remain the sole supplier of the finished dose formulation until we obtain approval from the FDA to manufacture the finished dose formulation at Augusta. We recently notified our customers that supplies of POSILAC will be temporarily limited while Sandoz completes necessary corrections and improvements at its facility in response to issues identified by the FDA. This limitation has temporarily reduced volumes of POSILAC available for sale and required us to allocate available supplies. The allocation is expected to have a material adverse effect on POSILAC revenues as long as it continues.

               Other Information

               As discussed in Item 1 - Note 13 - Commitments and Contingencies, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

               For  additional  information  on the  outlook for  Monsanto,  see
          "Cautionary   Statements:   Risk  Factors  Regarding   Forward-Looking
          Statements."

          Critical Accounting Policies and Estimates

               In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 -- Significant Accounting Policies -- to the consolidated financial statements contained in our report on Form 10-K for the transition period ended Aug. 31, 2003. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

               The estimates  that have a higher degree of inherent  uncertainty
          and  require  our  most   significant   judgments   are   outlined  in
          Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our report on Form 10-K for the transition period ended Aug. 31, 2003. During the second quarter of 2004, management evaluated those estimates and determined our critical accounting policies and estimates should be expanded to include litigation and other contingencies as discussed below. Had we used estimates different from any of those contained in such report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented.

               Litigation and Other Contingencies: We are involved in various patent, product liability, consumer, commercial, environmental and other litigation, claims and legal proceedings, for example proceedings relating to Solutia's bankruptcy filing; environmental remediation; and government investigations. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If our assessment of the various factors change, we may change our estimates. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

New Accounting Standards

               In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. Application of this interpretation is required in our financial statements for the quarter ended Feb. 29, 2004, for interests in variable interest entities that are considered to be special-purpose entities. Application of FIN 46R for all other types of variable interest entities is required for Monsanto effective May 31, 2004.

               FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include the assets, liabilities and results of operations of the variable interest entity in its financial statements.

               Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 4 - Customer Financing Program - for a description of this arrangement. This special-purpose entity is consolidated. Other variable interest entities with which the company is involved must be evaluated prior to May 31, 2004, to determine the primary beneficiary.

               In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of our postretirement benefit obligation and expense. As permitted by FSP 106-1, we made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, the amounts included in the consolidated financial statements related to our postretirement

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          benefit   plans  do  not  reflect  the  effects  of  the  Act.   Final
          authoritative guidance could require the company to change previously reported information.

               In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional interim and annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required interim disclosures are effective for Monsanto in the third quarter of fiscal year 2004, and the required annual disclosures are effective for Monsanto's Form 10-K for the fiscal year ended Aug. 31, 2004.

               In December 2003, the SEC issued SAB No. 104, Revenue Recognition (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The company believes it is following the guidance of SAB 104.

               In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143, which was effective for Monsanto on Jan. 1, 2003, addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with APB Opinion 20, we recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment increased by $10 million, and asset retirement obligations (a component of noncurrent liabilities) of $30 million were recorded. Adoption of this standard did not affect the company's liquidity. If SFAS 143 would have been effective for all periods presented, net earnings would have been reduced by less than $1 million and $1 million for the three months and six months ended Feb. 28, 2003, respectively, with no change to reported diluted earnings per share in either period.

               In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 replaced EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are actually incurred, rather than on the date the company commits itself to the exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. We are following the guidance of SFAS 146 for the fiscal year 2004 restructuring plan. Refer to Note 3 -- Restructuring -- for further details. The adoption of SFAS 146 had no effect on our 2002 and 2000 restructuring plans, which were both initiated prior to Dec. 31, 2002.

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

               Regulation   and  Public   Acceptance   of  Seed   Biotechnology:
          Regulatory and legislative requirements affect the testing and planting of seeds containing our biotechnology traits, and the import of crops grown from those seeds. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales. Lack of approval to import crops containing biotechnology traits into key markets (particularly those influenced by the European Union) can affect sales of our traits, even in jurisdictions where planting has been approved. For example, several wheat industry stakeholders in the U.S. and Canada have expressed concerns about the potential for impacts of the launch of ROUNDUP READY wheat on those countries' wheat export markets. This could significantly adversely affect the timing, profitability and/or probability of that product's launch. Legislation or regulation may also require the tracking of biotechnology products and the labeling of food or feed products with ingredients grown from seeds containing biotechnology traits. Such traceability and labeling requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources, which can affect grower seed purchase decisions and the sale of our products. Some opponents of the technology publicly express concern about potential effects of our biotechnology traits on other plants and on the environment, and about potential effects of crops containing these traits on animals and human health. Such concerns can affect government approvals and may adversely affect sales of our traits, even after approvals are granted. In addition, violent opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future violent attacks against our field testing sites, and research, production, or other facilities.

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

               Litigation and Contingencies: We are involved in major lawsuits concerning contracts, intellectual property, biotechnology, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia on Sept. 1, 2000, we were required to indemnify Pharmacia for liabilities that Solutia had assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997 ("Solutia's Assumed Liabilities"), to the extent that Solutia fails to pay,

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          perform or discharge those liabilities. Solutia has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and is seeking relief from paying certain liabilities, including Solutia's Assumed Liabilities. Both prior to and since its Chapter 11 filing, Solutia has failed to perform obligations relating to some of Solutia's Assumed Liabilities including repudiating its obligation to defend certain litigation proceedings and refusing to perform certain of its environmental obligations. In order to protect its and Pharmacia's interest, Monsanto has advanced, and expects to advance in the future, funds to pay for some of Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to Solutia's bankruptcy. If Solutia is discharged from all or a portion of these liabilities and obligations in its Chapter 11 proceeding, Monsanto may be required to indemnify Pharmacia for all or a portion of them. It is reasonably possible that such advancement of funds and/or obligation to indemnify Pharmacia will result in a material adverse effect on Monsanto's financial position, profitability and/or liquidity. Additional information about our relationship with Solutia and risks related to Solutia may be found in other sections of this report.

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

               Cost  Management:   In  October  2003,  we  announced   strategic
          initiatives that include cost reductions in our ROUNDUP business. Inability to implement these cost reductions while maintaining sales, or unanticipated increases in our costs, could reduce our profitability.

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

Item 4.  CONTROLS AND PROCEDURES

               We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
          Securities Exchange Act of 1934 (Exchange Act)) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of Feb. 29, 2004 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

              During the quarter that ended on the Evaluation Date, there were two changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

               1) The company converted its global Human Resources information system from Pfizer's PeopleSoft system to SAP effective Dec. 22, 2003. On a global basis the Human Resource module of SAP will track basic employee information, organization management, and incentive and stock compensation processing. The U.S. payroll function was also transitioned to the SAP Human Resource module from Pfizer's PeopleSoft system.

               2) The company's U.S. engineering group converted the tracking of construction in progress from a home-grown legacy system built on a Virtual Memory System (VMS) platform to SAP. The conversion occurred during the first half of fiscal 2004 and integrated the U.S. engineering group with the remainder of Monsanto.

          The company is taking the necessary steps to monitor and maintain appropriate internal controls during the period of change. The conversions included deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

               This portion of the report on Form 10-Q describes material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name, as well as proceedings to which Pharmacia is a named party, but for which we have assumed responsibility pursuant to the Separation Agreement between Monsanto and Pharmacia, effective Sept. 1, 2000, as amended (Separation Agreement). Under that agreement, we assumed
          responsibility   for,  among  other  things  described  below,   legal
          proceedings primarily related to the agricultural business that Pharmacia transferred to us on that date. As a result, although Pharmacia may remain the defendant or plaintiff in some of these cases, we manage and are responsible for the litigation. In the following discussion, we may use the phrase "the former Monsanto Company" to refer to Pharmacia prior to the date of the Separation Agreement. As required by the Separation Agreement, in the proceedings primarily related to the agricultural business that Pharmacia transferred to us where Pharmacia is the defendant, we will indemnify Pharmacia for costs, expenses and any judgments or settlements; and in such proceedings where Pharmacia is the plaintiff, we will pay the fees and costs of, and receive any benefits from, the litigation. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business.

               Pursuant to the  Separation  Agreement,  we were also required to indemnify Pharmacia for liabilities that Solutia Inc. (Solutia) assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997 as amended, (the Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia, pursuant to the Distribution Agreement,and which Pharmacia would otherwise be required to pay. The liabilities that Solutia assumed from Pharmacia are referred to as "Solutia's Assumed Liabilities." Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

               On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including some or all of Solutia's Assumed Liabilities. On Feb. 17, 2004, Solutia notified Pharmacia and Monsanto that it was repudiating its obligation to defend litigation which Solutia had been managing, pursuant to powers of attorney granted by Pharmacia and by Monsanto under the Distribution Agreement, and to accept new cases relating to Solutia's Assumed Liabilities. We believe Solutia remains obligated to continue to defend such litigation unless and until discharged from such obligations by the Bankruptcy Court. However, in order to protect our interests and those of Pharmacia while that issue is resolved, we have assumed, on an interim basis, the management of that litigation for which Solutia has repudiated responsibility. To the extent additional such matters arise in the future, we may also assume management of additional matters for purposes of defense and resolution. We are advancing and expect to continue to advance funds for the defense, performance or disposition of these matters and will pursue recovery of our expenses from Solutia in the Chapter 11 proceeding. For additional information, see Item 1 - Note 13 - Commitments and Contingencies and Item 5 - Other Information - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

               While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, excluding litigation relating to Solutia's Assumed Liabilities, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability and/or liquidity. As discussed in Item 1 - Note 13 - Commitments and Contingencies, it is reasonably possible that the resolution of Solutia's bankruptcy proceeding, including the allocation of responsibility for the litigation relating to Solutia's Assumed Liabilities, could have a material effect on our financial position, profitability and/or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting, including those related to Solutia's Assumed Liabilities.

               The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our report on Form 10-K for the transition period ended Aug. 31, 2003, and in our report on Form 10-Q for the quarterly period ended Nov. 30, 2003.

               Patent and Commercial Proceedings

               The following updates proceedings involving Mycogen Plant Science Inc. (Mycogen Plant Science), now part of Dow AgroSciences LLC, a subsidiary of The Dow Chemical Company:

               o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, on May 19, 1995, Mycogen Plant Science filed suit against the former Monsanto Company in the U.S. District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief (the "Synthetic Bt case"). Monsanto prevailed on summary judgment in dismissing all claims. On May 30, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment, finding that current products of Monsanto do not infringe the Mycogen Plant Science patent. The appellate court also determined that certain factual issues prevented complete entry of summary judgment on the issue of prior invention by the former Monsanto Company and remanded the matter to the District Court. We are defending the litigation on the basis of patent invalidity, prior invention and other defenses including collateral estoppel. We believe that a prior judgment won by the former Monsanto Company against Mycogen Plant Science, in U.S. District Court in Delaware, is dispositive of all claims asserted by Mycogen Plant Science. The District Court in California has set this matter for trial commencing July 13, 2004.

               o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, Monsanto was also involved in interference proceedings against Mycogen Plant Science in the U.S. Patent and Trademark Office to determine the first party to invent certain inventions related to the synthetic Bt technology at issue in the California case. Under U.S. law, patents issue to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with our synthetic Bt technology, the U.S. Patent and Trademark Office may hold interference proceedings to identify the party who first invented the particular invention in dispute. In prior litigation between the parties Monsanto has been determined to be the prior inventor of patent claims associated with synthetic Bt technology. On Jan. 29, 2004, the Board of Patent Appeals determined that Monsanto scientists were the first to invent synthetic Bt genes for expression in plants. As a result of this decision, we expect that Monsanto's scientists will receive a patent covering this technology. On March 29, 2004, Mycogen Plant Science filed with the United States District Court for the Southern District of Indiana a
                    Section 146 appeal from the decision of the Board of Patent Appeals in which it seeks to have the decision of the Board of Patent Appeals reversed. Monsanto has moved to transfer Mycogen Plant Science's appeal to the United States District Court in California in which the Synthetic Bt case is pending.

               The following updates certain proceedings involving Bayer CropScience AG (formerly Aventis CropScience S.A., previously Rhone Poulenc Agrochimie S.A.) (Bayer CropScience), a subsidiary of Bayer AG, and its affiliates:

               o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our report on Form 10-Q for the quarterly period ended Nov. 30, 2003, on Nov. 20, 1997, Bayer CropScience filed suit in U.S. District Court in North Carolina against the former Monsanto Company and DEKALB Genetics Corporation (subsequently acquired by the former Monsanto Company) (DEKALB Genetics). The suit alleged that because DEKALB Genetics had failed to disclose a research report involving the testing of plants to determine glyphosate tolerance, Bayer CropScience had been induced by fraud to enter into a 1994 license agreement relating to technology incorporated into a specific type of herbicide-tolerant corn. Jury trial of the fraud claims ended April 22, 1999, with a verdict against DEKALB Genetics for $15 million in actual damages and $50 million in punitive damages. The damage awards have been paid in full. DEKALB Genetics appealed the jury verdict and the U.S. Court of Appeals for the Federal Circuit upheld the judgment. The U.S. Supreme Court vacated the punitive damage award and remanded the case to the Court of Appeals for the Federal Circuit to reconsider the issue in light of the Supreme Court's punitive damages decision in State Farm Mutual Automobile Insurance Co. v. Campbell. On Sept. 29, 2003, the Federal Circuit once again affirmed the judgment of the District Court, stating that the central holding of State Farm had no bearing on the case. On February 23, 2004, the U.S. Supreme Court denied Monsanto's request to review the decision of the Federal Circuit, bringing this matter to an end.

               o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our report on Form 10-Q for the quarterly period ended Nov. 30, 2003, on Dec. 4, 2000, in view of threats of patent infringement made by Bayer CropScience against Monsanto's licensees for its YIELDGARD corn, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience to invalidate four patents that had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. (PGS). Monsanto successfully maintained that the patents, which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief. On Dec. 27, 2002, Monsanto's motion for summary judgment was granted. Bayer CropScience appealed the District court's judgment to the U.S. Court of Appeals for the Federal Circuit. On Nov. 14, 2003, in light of its finding of inequitable conduct against Bayer CropScience, the District Court ordered Bayer CropScience to pay Monsanto $4.78 million in attorneys' fees and costs. Bayer CropScience has deposited with the District Court funds sufficient to satisfy that judgment if the Federal Circuit upholds it on appeal. On March 30, 2004, the Federal Circuit determined that possible contested issues of fact exist that made summary judgment inappropriate and reversed the District Court's decision. Monsanto anticipates moving for reconsideration of the Federal Circuit's decision. If that is unsuccessful, the case will be sent back to the District Court for trial.

               The  following  updates  proceedings   involving   affiliates  of
          Syngenta AG:

               o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, on July 25, 2002, Syngenta Biotechnology, Inc. (Syngenta Biotechnology) filed suit against Monsanto and Delta and Pine Land Company (Delta and Pine Land) in the U.S. District Court for Delaware alleging infringement of a patent issued in April 2000, under which Syngenta Biotechnology is a licensee, and which allegedly relates to certain agro-transformed cotton technology products, including all of our current biotechnology cotton traits. Monsanto also is defending Delta and Pine Land, and will indemnify Delta and Pine Land for any damages, pursuant to its license agreement. Syngenta Biotechnology seeks injunctive relief and monetary damages. On Feb. 23, 2004, Monsanto announced an agreement with Syngenta Biotechnology to resolve a closely-related patent interference proceeding in the U.S. Patent and Trademark Office involving transgenic broad leaf crops and to dismiss the patent infringement lawsuit brought by Syngenta Biotechnology. Under the agreement, Syngenta Biotechnology and Monsanto will provide each other with royalty-free, non-exclusive licenses related to the development, use and sale of transgenic crops containing agricultural technologies such as insect-protection and herbicide-tolerance produced through the use of the cross-licensed agrobacterium-mediated transformation technology. As a result, on February 26, 2004, this case was dismissed.

               On Feb. 17, 2004, the Regents of the University of California received U.S. Patent No. #6,692,941 relating to bovine growth hormone. Certain claims of the patent are extremely broad and the patent could be characterized as a composition of matter patent. Suit was filed by the University against Monsanto on the same date in U.S. District Court for the Northern District of California. The litigation seeks damages for the alleged infringement of the patent by sales of our POSILAC bovine somatotropin product.

               As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our report on Form 10-Q for the quarterly period ended Nov. 30, 2003, Monsanto is defending several lawsuits which allege that, beginning in 1988, the former Monsanto Company, and later Monsanto, conspired with competitors, through a series of negotiations and legal settlements, to fix the price of glyphosate-based herbicides and paraquat-based herbicides at prices higher than the market would otherwise bear. These lawsuits all seek monetary damages. The following two cases (the "Federal Cases") were consolidated in U.S. District Court for the Eastern District of Missouri, and were filed alleging claims on behalf of all direct purchasers of glyphosate-based herbicides or paraquat-based herbicides in the United States from March 1, 1988, to the present: (i) a suit filed by S&M Farm Supply, Inc. on Nov. 21, 2001, in the U.S. District Court for the Northern District of California; and (ii) a suit filed by Orange Cove Ag-Chem and Sidehill Citrus Grove, Inc., on March 11, 2002, in the U.S. District Court for the Eastern District of California. On Oct. 16, 2003, the District Court denied plaintiffs' motion to certify these actions as class actions. On Dec. 16, 2003, the U.S. Court of Appeals for the Eighth Circuit denied plaintiffs' request for immediate appellate review of the District Court's decision. On Feb. 13, 2004, the Federal Cases were settled without Monsanto paying any money or other financial consideration. As a result, on February 13, 2004, the Federal Cases were dismissed. In addition to the Federal Cases, three other purported class action lawsuits alleging the same facts were filed by individuals, two in state courts in California and one in state court in Tennessee. As part of the settlement of the Federal Cases, one of the state court actions pending in California was also dismissed without Monsanto paying any money or other financial consideration.

               On July 10, 2003, PT Panen Buah Emas (Emas) commenced proceedings in the South Jakarta District Court against Monsanto and two of its Indonesian affiliates regarding an alleged wrongful termination of a Cotton Processing Agreement (CPA) between one of the affiliates and Emas. Emas is seeking damages for alleged material damage and loss of business reputation arising from the termination. The CPA contains an arbitration clause prescribing exclusive dispute resolution by arbitration in Singapore. Monsanto and its affiliates believe such clause should be dispositive but were not successful in their initial challenge to the jurisdiction of the South Jakarta District Court. That matter is now on appeal. Recently the trial court requested that all parties submit their final papers, indicating an initial decision on the claims may be imminent.

               Grower Lawsuits

               As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, two purported class action lawsuits by farmers, concerning our biotechnology trait products have been consolidated in the U.S. District Court for the Eastern District of Missouri. The suits were initially filed against the former Monsanto Company by two groups of farmers: one on Dec. 14, 1999, in the U.S. District Court for the District of Columbia; and the other on Feb. 14, 2002, in the U.S. District Court for the Southern District of Illinois. In March 2001, plaintiffs amended their complaint to add Pioneer, Syngenta Seeds, Syngenta Crop Protection, and Bayer CropScience as defendants. The complaints included both tort and antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among defendants to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On Sept. 22, 2003, the District Court granted Monsanto's motion for summary judgment on all tort claims and denied plaintiffs' motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court denied plaintiffs' motion to allow their antitrust claims to proceed as a class action. On Dec. 16, 2003, the U.S. Court of Appeals for the Eighth Circuit granted plaintiffs' request for immediate appellate review of the District Court's decision denying class certification of their antitrust claims. In addition to this action, during the week of March 7, 2004, individual plaintiffs filed essentially identical purported class actions, on behalf of indirect purchasers in 15 different state courts essentially realleging that Monsanto supposedly conspired with Pioneer and Dupont to fix seed prices in violation of state antitrust and consumer protection laws.

               Agent Orange

               As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our report on Form 10-Q for the quarterly period ended Nov. 30, 2003, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In the United States this litigation has been assigned to Judge Weinstein of the U.S. District Court for the Eastern

          District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381, a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States (MDL). In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. Approximately 30 suits filed by individual U.S. veterans contesting the denial of their claims subsequent to the class action settlement have been consolidated in the MDL and are currently pending in the District Court. On June 9, 2003, the U.S. Supreme Court allowed two claims (Isaacson and Stephenson) to proceed notwithstanding the 1984 class action settlement. On Feb. 9, 2004, the District Court determined that all cases filed by plaintiffs in state court were properly removable to federal court. That same day, the District Court granted defendants' motion for summary judgment on all claims made in the Isaacson and Stephenson cases on the basis of the government contractor defense. The District Court, however, stayed entry of that judgment and granted plaintiffs' request for an additional six months to conduct further discovery solely relating to the government contractor defense. On March 18, 2004, the District Court ordered that all other plaintiffs in all other lawsuits currently pending before the court in this matter were to adhere to the same schedule, unless they specifically requested not to be so bound.

               On Feb. 5, 2004, a new putative class action suit was filed in the United States District Court for the Eastern District of New York by certain citizens of Vietnam alleging that the manufacturers of Agent Orange conspired with the United States to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case has also been assigned to Judge Weinstein.

               Activities of Foreign Affiliates

               As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, during an internal audit and follow-up review conducted by management and outside counsel, management learned of certain books and records and compliance irregularities involving the company's Indonesian affiliate companies and certain of their foreign national employees. The employment of those employees involved in the irregularities has been terminated. The company notified the SEC of this matter on Nov. 12, 2002, and thereafter provided a full report of its internal review to the SEC, and provided a copy to the U.S. Department of Justice. On March 22, 2004, the company issued a press release announcing that the Department of Justice has advised the company that its investigation has expanded to include an inquiry into whether a former outside consultant made an improper $50,000 payment to an Indonesian government official in early 2002 at the direction of a former Monsanto employee. The company will continue to cooperate with further review of this matter. For the eight months ended Aug. 31, 2003, and for the years ended Dec. 31, 2002 and 2001, the net combined revenues from customers in Indonesia were less than 0.8 percent of total company revenues. The loss for each of these periods was approximately $7 million, $1 million and $15 million, respectively, including restructuring charges of approximately $5 million in each of 2002 and 2001.

               Environmental Proceedings

               As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our report on Form 10-Q for the quarterly period ended Nov. 30, 2003, since the late 1990s, the U.S. Environmental Protection Agency (EPA) has focused attention on the presence of dioxin in the Kanawha River in West Virginia. As part of its efforts in this regard, the EPA is conducting preliminary assessments at more than 20 sites identified as potential sources of dioxin in the Kanawha River. Among these sites are three landfills -- the Heizer Creek landfill, the Poca Strip Mine landfill, and the Manila Creek landfill -- that Pharmacia used in the late 1950s to dispose of plant waste from its former Nitro, West Virginia, manufacturing location. Through the preliminary assessment work, the EPA identified an elevated dioxin level in one soil sample taken at the Heizer Creek landfill, and notified Pharmacia of its potential liability at that landfill. Pursuant to a September 1999 consent order with the EPA, Pharmacia and (after Sept. 1, 2000) Monsanto prepared and submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) Report, which contained, among other things, our recommended remedy. The cost to implement the recommended remedy was estimated at $1.5 million, and funds were reserved for this amount. The EPA has approved the EE/CA Report. As of this time, the EPA has not identified elevated dioxin levels at the Poca Strip Mine or Manila Creek landfills. Also with regard to the EPA's focus on dioxin in the Kanawha River, in May 2002, the EPA sent Monsanto, as well as Solutia, a "notice of potential liability and offer to negotiate for removal action" regarding the Kanawha River Site in Putnam and Kanawha counties, West Virginia. The EPA's communication to Monsanto and

          Solutia was premised on Pharmacia's former operations at the Nitro plant. Pharmacia, Solutia, and Monsanto have all been in communication with the EPA regarding the notice and offer. Monsanto believes that the Kanawha River Site is the responsibility of Solutia under the terms of the Distribution Agreement between Pharmacia and Solutia relating to Solutia's 1997 spinoff; however, prior to Solutia's Chapter 11 filing, Solutia refused to accept responsibility for this matter. In order to mitigate damages and protect the rights and positions of Monsanto and Pharmacia, Monsanto has been managing this matter on behalf of Pharmacia, and will make a claim for recovery against Solutia in the course of its bankruptcy proceeding. The EPA, Monsanto and Pharmacia have negotiated a consent order under which Monsanto will prepare an EE/CA Report, which will contain the results of our investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments. At this point, the degree to which Monsanto, Solutia, and Pharmacia, as opposed to third parties, could ultimately be responsible for costs associated with this matter is unclear.

               Litigation Relating to Solutia's Assumed Liabilities

               As described above, Solutia managed and directed the defense of litigation with respect to Solutia's Assumed Liabilities until approximately Feb. 17, 2004, when Solutia notified Pharmacia and Monsanto of its intention to cease or suspend performance. In order to protect the interests of Pharmacia and Monsanto, we have assumed management of these matters on an interim basis or until resolution of Solutia's Chapter 11 proceeding. As we are now managing litigation relating to Solutia's Assumed Liabilities, a description of material proceedings relating to those liabilities is included in this portion of this report on Form 10-Q. However, because we have only recently begun to manage this litigation, both the selection of matters described in this section, and the descriptions of those matters, necessarily rely on information received from Solutia.

               The following cases concern alleged damages arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the spinoff of Solutia from
          Pharmacia:

               o Abernathy v. Monsanto and Tolbert v. Monsanto: As described in Item 1 - Note 13 - Commitments and Contingencies, Monsanto, Pharmacia and Solutia participated in the settlement of these cases in September 2003.

               o Owens v. Monsanto: On Oct. 27, 2003, a motion was filed in U.S. District Court for the Northern District of Alabama, contending that the global settlement agreement in Tolbert and Abernathy also requires the payment of additional funds to plaintiffs in Owens v. Monsanto, another Anniston-related PCB case that was settled by Solutia in April 2001 on behalf of itself and Pharmacia. On Jan. 8, 2004, the court substantially denied plaintiffs' claim but awarded an additional amount of approximately $800 per plaintiff, for a total additional award of $1.3 million. We have paid this amount on behalf of Pharmacia and will file a claim for this amount against Solutia in its Chapter 11 proceeding. Plaintiffs' motion for reconsideration was denied on Jan. 24, 2004, and plaintiffs have filed a timely appeal to the
                    U. S. Court of Appeals for the Eleventh Circuit.

               o Payton v. Monsanto: This case was brought in Circuit Court in Shelby County, Alabama on July 15, 1997, against Pharmacia, on behalf of a purported class of owners, lessees and licensees of properties located on Lay Lake, which is downstream from Lake Logan Martin on the Coosa River.
                    Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury and illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. The plaintiffs and Solutia (on behalf of Pharmacia) reached a tentative agreement to settle this case for a cash payment of $5 million, but an equitable component has yet to be determined and the tentative settlement is not final or approved by the court.

               o Other Anniston Cases: Approximately ten cases remained pending in various Circuit Courts in the state of Alabama. Three additional cases brought by three pro se plaintiffs have been filed with various courts, but have not been served on any defendants. On March 15, 2004, Monsanto, on behalf of Pharmacia removed all but one of those to the

                    United States District Court for the Northern District of Alabama. At the same time, Monsanto moved to consolidate all the removed cases before the same court in which the Tolbert matter remains pending for administrative purposes.

               o Anniston Partial Consent Decree: In October 2000 Solutia entered into an Administrative Order on Consent (AOC) with the EPA providing for sampling of certain residential properties and removal of soils found on those properties if PCBs were found at a level of 10 parts per million (ppm) or above. That order was amended in October 2001 to encompass additional areas for sampling and possible soil removal. Following entry of the October 2000 AOC, Solutia and the EPA commenced negotiations on a comprehensive agreement that would address the steps leading to a final remedy. On March 25, 2002, in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia, the EPA lodged a Partial Consent Decree with the United States District Court for the Northern District of Alabama. After the parties amended the Partial Consent Decree in response to public comment, the District Court approved the Partial Consent Decree on Aug. 4, 2003. Pursuant to that decree, Solutia and Pharmacia agreed to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site. Solutia has since stated that it will only perform remediation on sites where it has current operations. Monsanto has therefore stepped in as Pharmacia's representative and funded some of the remaining environmental obligations. The decree also provided for the creation of an educational trust fund of $3.2 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston.

                    On June 5, 2003,  Solutia and  Pharmacia  filed suit against nineteen parties for contribution and cost recovery under the Comprehensive Environmental Response Compensation and (Liability) Act (CERCLA) in the U.S. District Court for the Northern District of Alabama in an action captioned Solutia Inc. and Pharmacia Corporation v. McWane, Inc. et al. Prior to this suit, Solutia had been performing various investigation and cleanup activities under agreements with regulatory agencies. During these activities, it became apparent that many other manufacturing facilities other than the Pharmacia/Solutia plant in west Anniston were responsible for a major share of the PCB contamination found throughout Anniston. As allowed under CERCLA, Solutia and Pharmacia filed suit against the owners and operators of these other facilities to force them to pay their fair share toward past and future investigation and cleanup costs. It is anticipated that this suit will result in a greater number of parties becoming actively engaged in addressing the presence of PCBs and other contaminants, unrelated to the Pharmacia/Solutia plant in Anniston and, in the recovery of a portion of Solutia's and Pharmacia's investigation and cleanup costs. Under terms of the Distribution Agreement, Solutia was managing this suit until it filed for bankruptcy protection on December 17, 2003. Monsanto and Solutia are currently negotiating an arrangement for the continued management and vigorous prosecution of this suit.

               Pharmacia is one of several defendants added on Feb. 7, 1997, to a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United States Mineral Products Company in 1990 by the Commonwealth, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building (T & S Building) in Harrisburg, Pennsylvania. In June 1994 a fire broke out in the T & S Building. The Commonwealth claims that PCBs contaminated the building and necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and temporary relocation of
          Commonwealth  employees  caused  by  the  alleged  contamination.   In
          addition, the Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. Solutia defended the litigation pursuant to its obligations under the Distribution Agreement and, on Aug. 23, 2000, the jury returned a verdict of $90 million against Pharmacia. The verdict was reduced to $45 million by the trial court. On Nov. 15, 2002, Solutia filed an appeal to the Supreme Court of Pennsylvania. Please refer to Item 1 - Note 13 - Commitments and Contingencies - for more information regarding the appeal bond posted by Monsanto on Solutia's behalf in this matter. On Nov. 17, 2003, in response to Solutia's application, the Supreme Court of Pennsylvania ordered the trial court to file an opinion on the issue of juror misconduct. On March 11, 2004, the trial court filed an opinion holding that Pharmacia was not prejudiced by any possible juror misconduct. Oral argument before the Supreme Court of Pennsylvania on this matter is scheduled for May 11, 2004.

               In January 1984, Pharmacia was served in Furch v. General Electric Company, et al., the first of five cases brought in state court in Broome County, New York, relating to claims of injury allegedly resulting from exposure to PCBs during and immediately after a fire in a State office building in Binghamton, New York. Plaintiffs are 43 emergency responders or individuals involved in cleanup activities immediately after the fire and their spouses or representatives, for a total of 81 plaintiffs. Plaintiffs claim that PCBs, dibenzofurans and dibenzodioxins were spread throughout the building when a transformer, located in an equipment room in the basement of the building, ruptured during the fire. Plaintiffs have made claims for various personal injuries, including in some cases death, and allege fear of future disease and the need for medical monitoring. They seek compensatory and punitive damages in an unspecified amount. A trial of the claims of three plaintiffs is scheduled to begin on July 19, 2004.

               There are currently pending 11 cases originally brought in state courts in Copiah County and Hinds County, Mississippi on behalf of a total of 783 plaintiffs. For the most part, plaintiffs are present or former employees of Kuhlman Electric Company's Crystal Springs, Mississippi transformer manufacturing facility. In addition, some plaintiffs live in the community in which the Kuhlman Electric Company facility is located. Pharmacia is a defendant on product liability claims alleging that PCB products sold to Kuhlman for use were defective or improperly labeled. As to Pharmacia, plaintiffs claim exposure to PCBs, allegedly resulting in unspecified physical injuries and emotional distress. Plaintiffs claim to fear the development of disease in the future and allege the need for medical monitoring. They seek compensatory and punitive damages in an unspecified amount. On Feb. 20 and 24, 2004, Monsanto, on behalf of Pharmacia, removed these cases to U.S. District Court for the Southern District of Mississippi. On Feb. 26, 2004, plaintiffs in one case involving 168 plaintiffs filed a motion to remand to state court. Pharmacia was named as one of many defendants in one additional action filed in state court in Copiah County, Mississippi on Dec. 31, 2002 on behalf of a single plaintiff who worked at the Ingalls Shipyard in Pascagoula, Mississippi. This case makes claims similar to those previously described and has also been removed to U.S. District Court for the Southern District of Mississippi.

Item 2. SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

               The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

      -----------------------------------------------------------------------------------------------------------
                                                                       (c) Total Number
                                                                          of Shares          (d)Approximate Dollar
                                             (a) Total       (b)       Purchased as Part      Value of Shares that
                                              number of    Average       of Publicly         May Yet Be Purchased
                                               Shares     Price Paid    Announced Plans       Under the Plans or
                      Period                 Purchased     per Share      or Programs              Programs
      -----------------------------------------------------------------------------------------------------------
        December 2003:
        (Dec. 1, 2003 through Dec. 31, 2003)    --         --              --                $445,065,321
      -----------------------------------------------------------------------------------------------------------
        January 2004:
        (Jan. 1, 2004 through Jan. 31, 2004)    --         --              --                $445,065,321
      -----------------------------------------------------------------------------------------------------------
       February 2004:
        (Feb. 1, 2004 through Feb. 29, 2004) 1,622,400    $31.69        1,622,400            $393,658,449
      -----------------------------------------------------------------------------------------------------------
        Total                                1,622,400    $31.69        1,622,400            $393,658,449
      -----------------------------------------------------------------------------------------------------------

               On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. The plan expires on July 30, 2006. There were no other publicly announced plans outstanding as of Feb. 29, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          At the company's Annual Meeting of Shareowners on Jan. 29, 2004, six matters were submitted to a vote of shareowners.

          1. The following individuals were nominated and elected to serve as directors: Frank V. AtLee III, Gwendolyn S. King and Sharon R. Long, Ph.D. were elected to serve until the 2007 Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

                                                     Votes                  Votes to
                  Name                               "For"             "Withhold Authority"
                  ----                               -----             --------------------
                  Frank V. AtLee III              232,114,100              5,356,406
                  Gwendolyn S. King               206,430,410              31,040,096
                  Sharon R. Long, Ph.D.           206,715,139              30,755,367

          2. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 2004 was ratified by a vote of the shareowners. A total of 227,821,194 votes were cast in favor of ratification, 8,373,152 votes were cast against, and 1,276,158 votes were counted as abstentions.

          3. The first amendment to the Monsanto Company Long-Term Incentive Plan was approved by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 179,790,910 votes were cast in favor of the proposal, 32,510,297 votes were cast against, 1,892,543 votes were counted as abstentions, and 23,276,758 were counted as broker non-votes.

          4. The shareowner proposal requesting that the Board review the Company's policies for genetically engineered seed and report to shareowners was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 13,767,869 votes were cast in favor of the proposal, 169,320,829 votes were cast against, and 31,105,497 votes were counted as abstentions.

          5. The shareowner proposal requesting that the Board provide a report to shareowners regarding pesticides was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 23,889,640 votes were cast in favor of the proposal, 159,108,357 votes were cast against, and 31,196,202 votes were counted as abstentions.

          6. The shareowner proposal requesting that the Board submit any adoption, maintenance or extension of a "Poison Pill" to a shareowner vote was approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 151,463,481 votes were cast in favor of the proposal, 60,546,529 votes were cast against, and 2,181,273 votes were counted as abstentions.

Item 5. OTHER INFORMATION

          Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

               Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company (Former Monsanto) operated an agricultural products business (the Ag Business), a pharmaceuticals and nutrition business (the Pharmaceuticals Business) and a chemical products business (the Chemicals Business). Former Monsanto is today known as Pharmacia Corporation (Pharmacia). Pharmacia is now a wholly owned subsidiary of Pfizer, which together with its subsidiaries operates the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia Inc. comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate and distinct corporations, and provides a brief background on the relationships among these three corporations.

                -------------------- --------------------------------------------------------------------------------
                Date of Event                                    Description of Event
                -------------------- --------------------------------------------------------------------------------
                Sept. 1, 1997        o   Pharmacia   (then  known  as   Monsanto   Company)   entered   into  a
                                         Distribution  Agreement  with  Solutia  related  to  the  transfer  of  the operations,  assets and liabilities of the Chemical Business from Pharmacia
                                         (then known as Monsanto Company) to Solutia.
                                     o   Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify
                                         Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.
                -------------------- --------------------------------------------------------------------------------
                Dec. 19, 1999        o   Pharmacia (then known as Monsanto  Company)  entered into an agreement with Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).
                -------------------- --------------------------------------------------------------------------------
                Feb. 9, 2000         o   We were  incorporated  in Delaware  as a wholly  owned  subsidiary  of
                                         Pharmacia (then known as Monsanto Company) under the name "Monsanto Ag
                                         Company."
                -------------------- --------------------------------------------------------------------------------
                March 31, 2000       o   Effective date of the Merger.
                                     o   In connection with the Merger, (1) PNU became a wholly owned subsidiary of
                                         Former Monsanto (now Pharmacia); (2) Former Monsanto changed its name from
                                         "Monsanto Company" to "Pharmacia Corporation"; and (3) we changed our name from "Monsanto Ag Company" to "Monsanto Company."
                -------------------- --------------------------------------------------------------------------------
                Sept. 1, 2000        o   We entered into a Separation  Agreement with Pharmacia  related to the transfer of the operations,  assets and liabilities of the Ag Business from
                                         Pharmacia to us.
                                     o   Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals
                                         Business, and for liabilities assumed by Solutia pursuant to the Sept. 1,
                                         1997 Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.
                -------------------- --------------------------------------------------------------------------------
                Oct. 23, 2000        o   We   completed   an  initial   public   offering   in  which  we  sold
                                         approximately  15 percent of the shares of our common  stock to the public.
                                         Pharmacia continued to own 220 million shares of our common stock.
                -------------------- --------------------------------------------------------------------------------
                July 1, 2002         o   We,  Pharmacia  and  Solutia  amended the Sept.  1, 1997  Distribution
                                         Agreement,  to  provide  that  Solutia  will  indemnify  us  for  the  same liabilities for which it had agreed to indemnify Pharmacia,  and to clarify the parties' rights and obligations.
                                     o   We and Pharmacia amended the Sept. 1, 2000 Separation Agreement, to clarify our respective rights and obligations relating to our indemnification obligations.
                -------------------- --------------------------------------------------------------------------------
                Aug. 13, 2002        o   Pharmacia  distributed the 220 million shares of our common stock that it owned to its  shareowners  via a tax-free  stock  dividend (the Monsanto
                                         Spinoff).
                                     o   As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.
                -------------------- --------------------------------------------------------------------------------
                April 16, 2003       o   Pursuant  to a merger  transaction,  Pharmacia  became a wholly  owned subsidiary of Pfizer.
                -------------------- --------------------------------------------------------------------------------
                Dec. 17, 2003        o   Solutia and 14 of its U.S.  subsidiaries  filed a  voluntary  petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
                -------------------- --------------------------------------------------------------------------------

               The   liabilities   for  which  we  were  required  to  indemnify
          Pharmacia, pursuant to the Sept. 1, 2000, Separation Agreement, include the liabilities that Solutia assumed from Pharmacia under the Distribution Agreement in connection with the spinoff of Solutia on Sept. 1, 1997 (Solutia's Assumed Liabilities), to the extent that Solutia fails to pay, perform or discharge those liabilities.

          Solutia's Assumed Liabilities include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. These include liabilities that were Pharmacia liabilities prior to the spinoff of Solutia, and from which Pharmacia could not be released, either by operation of law, because of the unavailability of third-party consents, or otherwise. Solutia is contractually obligated to indemnify both Pharmacia and us for any liabilities that we incur in connection with any of Solutia's Assumed Liabilities.

               On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including Solutia's Assumed Liabilities. On Feb. 17, 2004, Solutia notified Pharmacia and Monsanto that it was repudiating its obligation to defend litigation, which Solutia had been managing, or to accept cases relating to Solutia's Assumed Liabilities pursuant to powers of attorney granted by Pharmacia and Monsanto under the Distribution Agreement. On February 27, 2004, Solutia filed a declaratory judgment action in the Bankruptcy Court asserting, among other things, that the automatic stay under bankruptcy law prevented it from continuing to perform its environmental obligations under the Distribution Agreement with respect to any sites where it does not have current operations and that its performance of its environmental obligations at sites where it has current operations only extended to its property line and not beyond. Item 1 - Legal Proceedings, includes further information concerning such matters. Item 1 - Note 13 - Commitments and Contingencies, includes further information regarding Solutia's bankruptcy, and the related reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity.

               At the time of Solutia's 1997 spinoff from Pharmacia, Solutia and Pharmacia entered into raw material supply contracts, including a 10-year requirements contract for the supply of formalin by Solutia.
          Because formalin is a raw material used in the production of glyphosate, this formalin supply contract was assigned to us when we separated from Pharmacia in 2000. In September 2003, Solutia and we amended this contract upon mutually beneficial terms. Pursuant to this amendment, we made a $25 million prepayment to Solutia for formalin. The prepayment must either be exhausted or the remainder returned to us in cash or credit against other product sales by Sept. 30, 2004. In consideration for making the prepayment, the duration of our obligation under the formalin supply contract was reduced. Item 1 -
          Note 13 - Commitments and Contingencies, includes further information regarding this arrangement with Solutia.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits: See Exhibit Index
(B) Reports on Form 8-K:

          Date Filed or
            Furnished          Item No.                                       Description
            ---------          -------                                        -----------
      Dec. 18, 2003          Item 12          The  company  furnished  a report on Form 8-K  (Item  12),  providing  a press release  announcing  that it increased its fiscal year 2004 earnings per share guidance.

      Jan. 12, 2004          Item 12          The company furnished a report on Form 8-K (Item 12),  providing:  (i) a press release announcing  Monsanto Company's financial and operating results for the period ended Nov.  30, 2003;  (ii) first  quarter  fiscal year 2004  unaudited supplemental  data;  and  (iii) a slide  presentation  which  accompanied  the company's webcast financial results conference call held on Jan. 7, 2004.

      Feb. 5, 2004           Item 12          The  company  furnished  a report on Form 8-K  (Item  12),  providing  a press
                                              release  announcing   selected  financial   information  for  the  eight-month
                                              transition  period ended Aug. 31, 2003, as well as the four-months  ended Dec.
                                              31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MONSANTO COMPANY
                                   ------------------------------------
                                             (Registrant)



                                         /S/ Richard B. Clark
                                   ------------------------------------
                                           RICHARD B. CLARK
                                     Vice President and Controller
                                    (On behalf of the Registrant and
                                     as Principal Accounting Officer)


Date:      April 14, 2004

                                  EXHIBIT INDEX

  Exhibit
   Number                  Description
  -------                  -----------

     2                     Omitted

     3                     Omitted

     4                     Omitted

     10.16.1               Monsanto Company Long Term Incentive Plan, as amended, approved by  shareowners at the Annual Meeting of
                           Shareowners held Jan. 29, 2004

     11                    Omitted - see Note 11 of Notes to Consolidated Financial Statements

     15                    Omitted

     18                    Letter from Deloitte & Touche LLP, dated April 12, 2004,  regarding  change to  alternative  accounting principle

     19                    Omitted

     22                    Omitted

     23                    Omitted

     24                    Omitted

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
