Form 10-Q
period 2004-05-31
MONSANTO CO /NEW/
filed 2004-07-14
CIK 1110783

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

                   For the quarterly period ended May 31, 2004

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
YES     X      NO
     ------        ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES    X       NO
    -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                    Outstanding at
           Class                                     July 8, 2004
           -----                                    --------------
Common Stock, $0.01 par value                     267,026,979 shares

================================================================================

                                MONSANTO COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                             Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                   1
          Statement of Consolidated Operations                                                                 2
          Condensed Statement of Consolidated Financial Position                                               3
          Statement of Consolidated Cash Flows                                                                 4
          Notes to Consolidated Financial Statements                                                           5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 25
          Background                                                                                          25
          Change in Fiscal Year End                                                                           25
          Financial Measures                                                                                  25
          Results of Operations - Third Quarter Fiscal Year 2004                                              26
          Results of Operations - First Nine Months of Fiscal Year 2004                                       31
          Restructuring                                                                                       37
          Financial Condition, Liquidity, and Capital Resources                                               39
          Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)                     42
          Outlook - Update                                                                                    43
          Critical Accounting Policies and Estimates                                                          47
          New Accounting Standards                                                                            47
          Cautionary Statements: Risk Factors Regarding Forward-Looking Statements                            49
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                            52
Item 4. Controls and Procedures                                                                               52

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     53
Item 2. Securities, Use of Proceeds and Issuer Purchases of Equity Securities                                 58
Item 5. Other Information                                                                                     58
Item 6. Exhibits and Reports on Form 8-K                                                                      60

SIGNATURE                                                                                                     61
EXHIBIT INDEX                                                                                                 62

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months and nine months ended May 31, 2004, and May 31, 2003, the Condensed Statement of Consolidated Financial Position as of May 31, 2004, and Aug. 31, 2003, the Statement of Consolidated Cash Flows for the nine months ended May 31, 2004, and May 31, 2003, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and "the company," and "we," "our," and "us," are used interchangeably to refer to Monsanto Company or to Monsanto Company and consolidated subsidiaries, as appropriate to the context. Monsanto comprises the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. Monsanto was incorporated as a subsidiary of Pharmacia in February 2000. On Sept. 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a separation agreement dated as of that date. With respect to the time period prior to Sept. 1, 2000, these terms also refer to the agricultural business of Pharmacia. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings
(loss) per share. In tables, all dollars are expressed in millions, except per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and nonbranded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.


                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                 (Dollars in millions, except per share amounts)
                                    Unaudited

                                                                                      Three Months              Nine Months
                                                                                          Ended                   Ended
                                                                                         May 31,                 May 31,
                                                                                   --------------------    ---------------------
                                                                                     2004      2003          2004        2003
                                                                                     ----      ----          ----        ----

Net Sales                                                                           $1,679     $1,468       $4,199       $3,607
Cost of Goods Sold                                                                     840        742        2,144        1,892
                                                                                    ------     ------       ------       ------
Gross Profit                                                                           839        726        2,055        1,715

Operating Expenses:
   Selling, general and administrative expenses                                        291        299          843          757
   Bad-debt expense                                                                     35          5           75           39
   Research and development expenses                                                   128        117          370          360
   Adjustments of goodwill                                                              --         --           69           --
   Restructuring charges - net                                                           9         --           66           39
                                                                                    ------     ------       ------       ------
Total Operating Expenses                                                               463        421        1,423        1,195
Income From Operations                                                                 376        305          632          520

Interest Expense                                                                       (24)       (21)         (68)         (65)
Interest Income                                                                          3          3           15           13
Other Expense - Net                                                                    (52)       (21)        (114)         (40)
                                                                                    ------     ------       ------       ------
Income From Continuing Operations Before Income Taxes                                  303        266          465          428
Income Tax Expense                                                                      74         87          157          151
                                                                                    ------     ------       ------       ------
Income From Continuing Operations                                                      229        179          308          277
Discontinued Operations (Note 17):
   Income (loss) from operations of discontinued businesses (including adjustment to reflect sales proceeds for the three and nine months ended
     May 31, 2004)                                                                      22         (8)          (9)         (15)
   Income tax benefit                                                                   (1)        (3)         (10)          (6)
                                                                                    ------     ------       ------       ------
Income (Loss) on Discontinued Operations                                                23         (5)           1           (9)
                                                                                    ------     ------       ------       ------
Income Before Cumulative Effect of Accounting Change                                   252        174          309          268
Cumulative Effect of a Change in Accounting Principle - Net of Tax Benefit of $7        --         --           --          (12)
                                                                                    ------     ------       ------       ------
Net Income                                                                          $  252     $  174       $  309       $  256
                                                                                    ======     ======       ======       ======

Basic Earnings per Share:
   Income from continuing operations                                                $ 0.86     $ 0.69       $ 1.17       $ 1.06
   Income (loss) on discontinued operations                                           0.09      (0.02)          --        (0.03)
   Cumulative effect of a change in accounting principle                                --        --            --        (0.05)
                                                                                    ------     ------       ------       ------
Net Income                                                                          $ 0.95     $ 0.67       $ 1.17       $ 0.98
                                                                                    ======     ======       ======       ======

Diluted Earnings per Share:
   Income from continuing operations                                                $ 0.85     $ 0.68       $ 1.15       $ 1.06
   Income (loss) on discontinued operations                                           0.08      (0.02)          --        (0.03)
   Cumulative effect of a change in accounting principle                                --        --            --        (0.05)
                                                                                    ------     ------       ------       ------
Net Income                                                                          $ 0.93     $ 0.66       $ 1.15       $ 0.98
                                                                                    ======     ======       ======       ======

Weighted Average Shares Outstanding:
   Basic                                                                             265.8      261.4        264.0        261.4
   Diluted                                                                           270.7      261.7        268.7        261.5

Dividends per Share                                                                 $ 0.28     $ 0.13       $ 0.54       $ 0.49


              See the accompanying notes to consolidated financial statements.

                        MONSANTO COMPANY AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   (Dollars in millions, except share amounts)
                                    Unaudited

                                                                                        As of May 31,       As of Aug. 31,
                                                                                           2004                 2003
                                                                                           ----                 ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                               $   327            $   281
   Short-term investments                                                                       --                230
   Trade receivables, net of allowances of $266 and $254, respectively                       2,737              2,296
   Miscellaneous receivables                                                                   391                437
   Deferred tax assets                                                                         239                430
   Inventories                                                                               1,196              1,207
   Assets of discontinued operations                                                            42                 --
   Other current assets                                                                         68                 58
                                                                                           -------            -------
Total Current Assets                                                                         5,000              4,939

Property, Plant and Equipment - Net                                                          2,130              2,280
Goodwill - Net                                                                                 718                768
Other Intangible Assets - Net                                                                  480                571
Other Assets                                                                                   969                978
                                                                                           -------            -------
Total Assets                                                                               $ 9,297            $ 9,536
                                                                                           =======            =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
   Short-term debt                                                                         $   401            $   269
   Accounts payable                                                                            333                290
   PCB litigation settlement liability                                                          --                400
   Liabilities of discontinued operations                                                        5                 --
   Accrued marketing programs                                                                  473                396
   Other accrued liabilities                                                                   609                664
                                                                                           -------            -------
Total Current Liabilities                                                                    1,821              2,019

Long-Term Debt                                                                               1,072              1,258
Postretirement Liabilities                                                                     718                837
Other Liabilities                                                                              260                266

Commitments and Contingencies (Note 14)

Shareowners' Equity:
   Common stock (authorized: 1,500,000,000 shares, par value $0.01)
     Issued 270,784,061 and 262,681,253 shares, respectively;
     outstanding 266,179,713 and 262,678,753 shares, respectively                                3                  3
   Treasury stock, 4,604,348 and 2,500 shares, respectively, at cost                          (133)                --
   Additional contributed capital                                                            8,267              8,077
   Retained deficit                                                                         (1,565)            (1,733)
   Accumulated other comprehensive loss                                                     (1,127)            (1,168)
   Reserve for ESOP debt retirement                                                            (19)               (23)
                                                                                           -------            -------
Total Shareowners' Equity                                                                    5,426              5,156
                                                                                           -------            -------
Total Liabilities and Shareowners' Equity                                                  $ 9,297            $ 9,536
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

                        MONSANTO COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Dollars in millions)
                                    Unaudited

                                                                                                     Nine Months Ended
                                                                                                          May 31,
                                                                                                 ------------------------
                                                                                                     2004          2003
                                                                                                     ----          ----
Operating Activities:
  Net Income                                                                                         $309          $256
  Adjustments to reconcile cash provided (required) by operations:
    Items that did not require (provide) cash:
      Pretax cumulative effect of change in accounting principle                                       --            19
      Depreciation and amortization expense                                                           340           337
      Adjustments of goodwill                                                                          69            --
      Impairment of assets included in discontinued operations                                          4            --
      Bad-debt expense                                                                                 75            39
      Noncash restructuring                                                                            35            19
      Deferred income taxes                                                                           213           (48)
      Gain on disposal of investments and property - net                                              (13)           (3)
      Equity affiliate expense - net                                                                   26            32
      Write-off of retired assets                                                                       5            16
      Other items that did not require (provide) cash                                                  23           (23)
    Changes in assets and liabilities that provided (required) cash:
      Trade receivables                                                                              (496)         (183)
      Inventories                                                                                      23           (25)
      Accounts payable and accrued liabilities                                                          8           116
      PCB litigation settlement liability                                                            (400)           --
      Pension contributions                                                                          (150)          (35)
      Related-party transactions                                                                       --            11
      Other items                                                                                      41            26
                                                                                                     ----          ----
Net Cash Provided by Operations                                                                       112           554
                                                                                                     ----          ----

Cash Flows Provided (Required) by Investing Activities:
  Purchases of short-term investments                                                                (250)         (250)
  Maturities of short-term investments                                                                480           250
  Capital expenditures                                                                               (148)         (151)
  Technology and other investments                                                                    (46)          (52)
  Other investments and property disposal proceeds                                                     24             8
                                                                                                     ----          ----
Net Cash Provided (Required) by Investing Activities                                                   60          (195)
                                                                                                     ----          ----

Cash Flows Provided (Required) by Financing Activities:
  Net change in short-term financing                                                                  (51)         (459)
  Long-term debt proceeds                                                                             113           266
  Long-term debt reductions                                                                          (111)          (68)
  Debt issuance costs                                                                                  --            (2)
  Payments on other financing                                                                          (4)          (11)
  Treasury stock purchases                                                                           (133)           --
  Stock option exercises                                                                              163            --
  Dividend payments                                                                                  (103)          (94)
                                                                                                     ----          ----
Net Cash Required by Financing Activities                                                            (126)         (368)
                                                                                                     ----          ----

Net Increase (Decrease) in Cash and Cash Equivalents                                                   46            (9)
Cash and Cash Equivalents at Beginning of Period                                                      281           137
                                                                                                     ----          ----
Cash and Cash Equivalents at End of Period                                                           $327          $128
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

          Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In October 2003, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. In third quarter 2004, Monsanto signed a definitive agreement for the sale of assets associated with the European wheat and barley business, and in fourth quarter 2004, this sale was finalized. Refer to Note 17 - Discontinued Operations - and Note 18 - Subsequent Events - for further details. As a result of the exit plans announced in October 2003, the European wheat and barley business and plant-made pharmaceuticals program have been presented as discontinued operations. Accordingly, for the three months and nine months ended May 31, 2004, and May 31, 2003, the Statement of Consolidated Operations has been conformed to this presentation. Also as of May 31, 2004, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment.

          Certain prior-period amounts have been reclassified to conform with the current-year presentation.

          In July 2003, Monsanto's board of directors approved a change to Monsanto's fiscal year end from December 31 to August 31. This change aligned the fiscal year more closely with the seasonal nature of Monsanto's business. Accordingly, unaudited consolidated financial statements as of and for the three months and nine months ended May 31, 2004 (also referred to as the third quarter and first nine months, respectively, of fiscal year
     2004), and as of and for the three months and nine months ended May 31, 2003, are presented in this Form 10-Q.

          The accompanying consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003, and Monsanto's quarterly reports on Form 10-Q for the periods ended Nov. 30, 2003, and Feb. 29, 2004. Financial information for the first nine months of fiscal year 2004 should not be annualized because of the seasonality of the company's business.

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

          Monsanto adopted the provisions of FIN 46R for the quarter ended Feb. 29, 2004, for interests in variable interest entities that are considered to be special-purpose entities. Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 4 - Customer Financing Program - for a description of this arrangement. This special-purpose entity is consolidated.

          As of May 31, 2004, the company adopted the provisions of FIN 46R for all other types of variable interest entities. The company has evaluated its relationships with two entities and has determined that, although the entities are variable interest entities and Monsanto holds variable interests in the entities, these investments are not required to be consolidated in the company's financial statements pursuant to FIN 46R as Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which the company had a nine percent equity investment as of May 31, 2004. Monsanto currently has an agreement in place under which Monsanto makes payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $31 million and total liabilities of $13 million as of Dec. 31, 2003, and revenues of $20 million for the year ended Dec. 31, 2003. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus in corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $24 million and total liabilities of $17 million as of Dec. 31, 2003, and revenues of $18 million for the year ended Dec. 31, 2003. As of May 31, 2004, Monsanto's total estimate of maximum exposure to loss as a result of its relationships with these entities is approximately $23 million, which represents Monsanto's equity investments in these entities.

          In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare
     Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of the company's postretirement benefit obligation and expense. As permitted by FSP 106-1, Monsanto made a one-time election to defer accounting for the effect of the Act, and as a result, the amounts included in the consolidated financial statements related to the company's postretirement benefit plans do not reflect the effects of the Act. In May 2004, the FASB issued FSP No. 106-2 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for Monsanto's first quarter of fiscal 2005. Monsanto is currently evaluating the effect that the adoption of FSP 106-2 will have on its results of operations and financial condition. Final authoritative guidance could require the company to change previously reported information.

          In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional interim and annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required interim disclosures were effective for Monsanto in the third quarter of fiscal year 2004, and the required annual disclosures are effective for Monsanto's 10-K for the fiscal year ended Aug. 31, 2004. Refer to Note 9 - Postretirement Benefits - Pensions - for the required quarterly disclosures.

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

          In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143, which was effective for Monsanto on Jan. 1, 2003, addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with APB Opinion 20, Monsanto recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment increased by $10 million, and asset retirement obligations (a component of noncurrent liabilities) of $30 million were recorded. Adoption of this standard did not affect the company's liquidity. If SFAS 143 would have been effective for all periods presented, net earnings would have been reduced by $1 million for the nine months ended May 31, 2003, with no change to reported diluted earnings per share.

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

Note 3 - Restructuring

          Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

                                                             Three Months Ended          Nine Months Ended
                                                                   May 31,                    May 31,
                                                           ------------------------    -----------------------
                                                              2004          2003           2004        2003(1)
                                                              ----          ----           ----        ----
     Cost of goods sold                                       $ (2)         $ --           $(19)       $(10)
     Restructuring charges - net (2)                            (9)           --            (66)        (39)
                                                              ----          ----           ----        ----
        Loss from continuing operations before income
          taxes                                                (11)           --            (85)        (49)
     Income tax benefit                                          4            --             28          18
                                                              ----          ----           ----        ----
        Loss from continuing operations                         (7)           --            (57)        (31)
     Income  (loss)  from   operations  of   discontinued
        businesses (3)                                          25            --             (9)         --
     Income tax benefit                                         --            --             10          --
                                                              ----          ----           ----        ----
        Income on discontinued operations                       25            --              1          --
                                                              ----          ----           ----        ----
          Net income (loss)                                   $ 18          $ --           $(56)       $(31)
                                                              ====          ====           ====        ====

     (1) The $10 million of restructuring charges recorded in cost of goods sold was split by segment as follows: $1 million Seeds and Genomics and $9 million Agricultural Productivity. The $39 million of restructuring charges - net was split by segment as follows: $19 million Seeds and Genomics and $20 million Agricultural Productivity.
     (2) The restructuring charges for the three months ended May 31, 2004, were offset by $4 million in restructuring reversals related to prior plans, all of which was recorded in the Agricultural Productivity segment. Restructuring charges for the nine months ended May 31, 2004, and May 31, 2003, were offset by prior plan reversals of $6 million ($5 million in Agricultural Productivity and $1 million in Seeds and Genomics) and $12 million ($9 million in Agricultural Productivity and $3 million in Seeds and Genomics), respectively.
     (3) Fiscal year 2004 contains restructuring charges related to discontinued businesses (refer to Note 17 - Discontinued Operations). These restructuring charges were recorded in discontinued operations. Refer to the tables that follow for more details.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Fiscal Year 2004 Restructuring Plan

          On Oct. 15, 2003, Monsanto announced plans to continue to reduce the costs associated with its agricultural chemistry business as that segment matures globally. Total restructuring charges approved under the fiscal year 2004 restructuring plan were $289 million pretax. The company will further concentrate its resources on its core seeds and traits businesses. These plans included: (1) reducing costs associated with the company's ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. These actions are expected to require total restructuring charges of up to $191 million pretax ($136 million aftertax) in fiscal year 2004. Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business (refer to Note 6 - Goodwill and Other Intangible Assets).

          Third quarter fiscal year 2004 pretax restructuring activity was comprised of income of $23 million related to the Seeds and Genomics segment (charges of $2 million in continuing operations and income of $25 million in discontinued operations), and charges of $13 million related to the Agricultural Productivity segment. Pretax restructuring charges of $100 million for the first nine months of fiscal year 2004 were comprised of $44 million related to the Seeds and Genomics segment ($35 million in continuing operations and $9 million in discontinued operations) and $56 million related to the Agricultural Productivity segment. Additional actions identified for reducing costs in the ROUNDUP herbicide business are expected to occur in the fourth quarter of fiscal year 2004. For fiscal year 2004, the company estimates that it will incur $145 million of pretax charges relating to the Agricultural Productivity segment and $115 million of pretax charges relating to the Seeds and Genomics segment. These estimates include $130 million of pretax charges relating to work force reductions, $51 million pretax in asset impairments (excluding the $69 million impairment of goodwill related to the global wheat reporting unit discussed in Note 6), and $10 million pretax in costs associated with facility closures during fiscal year 2004. Charges relating to asset impairments within the Seeds and Genomics segment are approximately $30 million lower than previously estimated due to the favorable results from the sale of the European wheat and barley business.

          During the third quarter of fiscal year 2004, pretax restructuring charges of $13 million were recorded in continuing operations related to work force reductions. Work force reductions were primarily related to downsizing of certain manufacturing and commercial operations and related support functions in the United States, as well as reductions in Europe resulting from changes in the business model. Asset impairments in continuing operations of $2 million were recorded in cost of goods sold, including property, plant and equipment impairments of $1 million in the United States related to production equipment, and inventory impairments of $1 million in Canada related to disposal of inventory at a production site being shutdown. Restructuring income of $25 million recorded in discontinued operations was related to the recently completed sale of the European wheat and barley business and reflects an increase in the value of that business and its related assets that were previously written down in the first quarter of 2004. Due to higher than anticipated sales proceeds and lower than expected employee-related costs, the company was able to obtain a higher value for the sale of the European wheat and barley business, and the fair value of the intangible assets was increased accordingly, but not above their pre-write down book values. See Note 17 - Discontinued Operations - for further discussion.

          In the first nine months of fiscal year 2004, pretax restructuring charges of $59 million were recorded related to work force reductions. Work force reductions in continuing operations of $56 million were primarily in the areas of research and development, manufacturing, information technology and marketing in the United States; downsizing the regional structure in Europe; and downsizing the sales force in Canada as a result of the realignment of the Canadian business to focus on the Seeds and Genomics segment. Work force reduction charges included in discontinued operations of $3 million were related to employees of the plant-made pharmaceuticals program. Facility closure charges in discontinued operations of $2 million were related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $35 million included $19 million recorded in cost of goods sold and the remainder in restructuring charges - net. Property, plant and equipment impairments of $10 million were recorded in the United States and, to a lesser extent, in Asia for the shutdown of production lines and disposal of equipment. Inventory impairments of $9 million were also recorded related to discontinued seed hybrids in Argentina, discontinued agricultural chemical products and seed hybrids in Brazil,

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     discontinued agricultural chemical products in Asia, and disposal of inventory at a production site being shutdown in Canada. Asset impairments in restructuring charges - net consisted of $11 million for the closure of an office building in the United States, $2 million for the closure of a technology facility in Canada, an intangible asset impairment of $2 million in Asia (refer to Note 6), and approximately $1 million for the disposal of a computer system in Asia. Discontinued operations asset impairments of $4 million consisted of $1 million related to other intangible assets and $2 million related to property, plant and equipment, both associated with the European wheat and barley business; and property, plant and equipment impairments of $1 million associated with the plant-made pharmaceuticals program.

          Work force reduction and facility closure charges were cash charges. Asset impairments were non-cash charges. The following table displays the pretax charges incurred by segment under the fiscal year 2004 restructuring plan for the three months ended May 31, 2004 (before restructuring reversals related to prior year plans of $4 million):

                                                           Work Force        Facility           Asset
Segment                                                    Reductions        Closures        Impairments           Total
-------                                                 -----------------  --------------  -----------------  ----------------
Continuing Operations:
   Seeds and Genomics                                           $  2             $--               $ --             $  2
   Agricultural Productivity                                      11              --                  2               13
                                                        -----------------  --------------  -----------------  ----------------
      Total Continuing Operations                                 13              --                  2               15

Discontinued Operations:
   Seeds and Genomics                                             --              --                (25)             (25)
   Agricultural Productivity                                      --              --                 --               --
                                                        -----------------  --------------  -----------------  ----------------
      Total Discontinuing Operations                              --              --                (25)             (25)

Total Segment
   Seeds and Genomics                                              2              --                (25)             (23)
   Agricultural Productivity                                      11              --                  2               13
                                                        -----------------  --------------  -----------------  ----------------
      Total                                                     $ 13             $--               $(23)            $(10)
                                                        =================  ==============  =================  ================

          The following table displays the pretax charges incurred by segment under the fiscal year 2004 restructuring plan for the nine months ended May 31, 2004 (before restructuring reversals related to prior year plans of $6 million):

                                                           Work Force        Facility           Asset
Segment                                                    Reductions        Closures        Impairments           Total
-------                                                 -----------------  --------------  -----------------  ----------------
Continuing Operations:
   Seeds and Genomics                                            $14             $--                $21            $  35
   Agricultural Productivity                                      42              --                 14               56
                                                        -----------------  --------------  -----------------  ----------------
     Total Continuing Operations                                  56              --                 35               91

Discontinued Operations:
   Seeds and Genomics                                              3               2                  4                9
   Agricultural Productivity                                      --              --                 --               --
                                                        -----------------  --------------  -----------------  ----------------
     Total Discontinuing Operations                                3               2                  4                9

Total Segment
   Seeds and Genomics                                             17               2                 25               44
   Agricultural Productivity                                      42              --                 14               56
                                                        -----------------  --------------  -----------------  ----------------
     Total                                                       $59             $ 2                $39            $ 100
                                                        =================  ==============  =================  ================

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

          The  following   table   displays  a  rollforward   of  the  liability
     established for restructuring expense from Oct. 15, 2003 (the date of board of directors approval), to May 31, 2004:

                                                            Work Force       Facility           Asset
                                                            Reductions       Closures        Impairments           Total
                                                          ---------------  --------------  -----------------  -----------------
Continuing Operations:
   Restructuring liability                                         $56           $ --               $ 35           $ 91
   Cash payments                                                   (38)            --                 --            (38)
   Asset impairment                                                 --             --                (35)           (35)
   Reclassification of reserves to other balance sheet accounts:
     Misc. liability                                                (1)            --                 --             (1)
                                                          ---------------  --------------  -----------------  -----------------
Ending liability as of May 31, 2004                                 17             --                 --             17

Discontinued Operations:
   Restructuring liability                                           3              2                  4              9
   Cash payments                                                    (3)            (2)                --             (5)
   Asset impairment                                                 --             --                 (4)            (4)
                                                          ---------------  --------------  -----------------  -----------------
Ending liability as of May 31, 2004                                 --             --                 --             --

Total Restructuring
   Restructuring liability                                          59              2                 39            100
   Cash payments                                                   (41)            (2)                --            (43)
   Asset impairment                                                 --             --                (39)           (39)
   Reclassification of reserves to other balance
   sheet accounts:
     Misc. liability                                                (1)            --                 --             (1)
                                                          ---------------  --------------  -----------------  -----------------
Ending liability as of May 31, 2004                                $17           $ --               $ --           $ 17
                                                          ===============  ==============  =================  =================

          2002 Restructuring Plan (charges recorded in calendar year 2002)

          In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated within the United States and within Brazil, and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States. In connection with this plan, no charges were recorded in the three months ended May 31, 2003. In the first nine months of 2003, Monsanto recorded $61 million pretax of restructuring charges, of which $10 million was recorded in cost of goods sold and the remainder in the restructuring line item. The company also recorded reversals of $12 million for the 2000 and 2002 restructuring plans, resulting in net pretax restructuring expenses of $49 million for the nine months ended May 31, 2003.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Activities related to the 2002 restructuring plan during the first nine months of fiscal year 2004 were as follows:

                                                                   Work Force     Facility
                                                                   Reductions     Closures      Total
                                                                   ----------     --------      -----
     Beginning liability as of Aug. 31, 2003                            $  2           $ 3       $  5
     Costs charged against reserves                                       (1)           (2)        (3)
     Reclassification of reserves to other balance sheet accounts:
         Misc. liability                                                  --            (1)        (1)
     Reversals of excess reserves                                         (1)           --         (1)
                                                                        ----            --        ----
     Ending liability as of May 31, 2004                                $ --           $--       $ --
                                                                        ====           ===        ====

          During the first nine months of fiscal year 2004, the reserve balance was reduced by $1 million for cash severance payments to former employees and $2 million for facility closure actions that were completed. No additional work force separation payments are expected, and accordingly, the related remaining reserves were reversed in third quarter 2004. As of May 31, 2004, the liability balance for the 2002 restructuring plan was less than $1 million. The remaining facility closure actions associated with this plan are expected to be completed during fiscal year 2004 and will be funded from operations; these actions are not expected to significantly affect the company's liquidity.

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

          Activities related to the 2000 restructuring plan during the first nine months of fiscal year 2004 were as follows:

                                                                  Work Force     Facility
                                                                  Reductions     Closures      Total
                                                                  ----------     --------      -----
   Beginning liability as of Aug. 31, 2003                            $  5        $  3         $  8
   Costs charged against reserves                                       (1)         (2)          (3)
   Reclassification of reserves to other balance sheet accounts:
        Misc. liability                                                 (1)         (1)          (2)
   Reversals of excess reserves                                         (3)         --           (3)
                                                                      ----        ----         ----
   Ending liability as of May 31, 2004                                $ --        $ --         $ --
                                                                      ====        ====         ====

          The 2000 plan restructuring reserves decreased $3 million in the first nine months of 2004 due to the sale of a U.S. manufacturing plant during second quarter 2004. In addition, reversals of $3 million were recorded in the first nine months of fiscal year 2004 ($2 million in third quarter
     2004) related to work force reductions. Reversals were recorded primarily because costs were lower than originally estimated. As of May 31, 2004, the liability balance for the 2000 restructuring plan was less than $1 million. The remaining restructuring actions associated with this plan are expected to be completed during fiscal year 2004 and will be funded from operations; these actions are not expected to significantly affect the company's liquidity.

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

          Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses, because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability, because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans, and servicing revenues collected and earned were not significant during the first nine months of 2004 and 2003.

          Customer loans sold through the financing program totaled $124 million for the first nine months of fiscal year 2004 and $153 million for the comparable period last year. The loan balances outstanding as of May 31, 2004, and Aug. 31, 2003, were $97 million and $198 million, respectively. The $100 million first loss guarantee will be in place throughout the financing program. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first loss guarantee. As of both May 31, 2004, and Aug. 31, 2003, less than $1 million of loans sold through this financing program were delinquent. As of May 31, 2004, and Aug. 31, 2003, Monsanto recorded its guarantee liability at less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

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

Note 5 - Inventories

          Components of inventories were:

                                                  As of May 31,       As of Aug. 31,
                                                       2004                2003
                                                 -----------------    ----------------
   Finished Goods                                   $   521               $   516
   Goods In Process                                     438                   464
   Raw Materials and Supplies                           256                   246
                                                    -------               -------
   Inventories at FIFO Cost                           1,215                 1,226
   Excess of FIFO over LIFO Cost                        (19)                  (19)
                                                    -------               -------
   Total                                            $ 1,196               $ 1,207
                                                    =======               =======

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 6 - Goodwill and Other Intangible Assets

          Changes in the net carrying amount of goodwill for the nine months ended May 31, 2004, by segment, are as follows:

                                                                      Seeds and    Agricultural
                                                                       Genomics    Productivity     Total
                                                                      ---------    ------------     -----
        Balance as of Aug. 31, 2003                                        $694            $74        $768
        Adjustments of goodwill                                             (69)            --         (69)
        Effect of foreign currency translation adjustments                   19             --          19
                                                                           ----            ---        ----
        Balance as of May 31, 2004                                         $644            $74        $718
                                                                           ====            ===        ====

          The 2003 annual goodwill impairment test was performed as of July 1, 2003, and no indications of impairment existed as of that date. The company's decision in October 2003 to exit the European wheat and barley business required a reevaluation for potential impairment of goodwill and other intangible assets related to the company's global wheat business. A potential impairment was determined in the wheat reporting unit during the quarter ended Nov. 30, 2003. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The decision to exit the European wheat business had a negative effect on the assumptions underlying the fair value calculation of the remaining global wheat business because of its effect on the probability of success of the remaining product development efforts. The second step of the impairment assessment was completed during the quarter ended Nov. 30, 2003, and resulted in the $69 million impairment of goodwill in the global wheat business. The resulting impairment charge was specific to the wheat reporting unit. This impairment charge had no effect on Monsanto's liquidity or cash flow.

          Under SFAS 142, Goodwill and Other Intangible Assets, the company initially selected July 1 for performing the required annual impairment testing of goodwill since July 1 was the approximate time that the company completed its annual reassessment of its strategy and revised its long-term financial projections. Performing the SFAS 142 goodwill impairment testing at this time was appropriate as the revised long-term financial projections that were the basis for such measurements had been updated to reflect management's current strategic direction and considered the company's current and expected future business environment. Accordingly, when the decision was made to change the company's fiscal year-end from December 31 to August 31, the company also changed its annual strategic reassessment completion timing from approximately July 1 to approximately March 1. As a result, the company has changed its annual goodwill impairment testing date to March 1. The change is not intended to delay, accelerate, or avoid an impairment charge. Therefore, the company believes that the accounting change described above was to an alternative principle that is preferable under the circumstances. The fiscal year 2004 annual goodwill impairment test was performed as of March 1, 2004, and no indications of goodwill impairment existed as of that date.

          Information regarding the company's other intangible assets related to continuing operations is as follows:

                                                As of May 31, 2004                       As of Aug. 31, 2003
                                        ------------------------------------     -------------------------------------
                                        Carrying     Accumulated                 Carrying     Accumulated
                                          Amount     Amortization      Net         Amount     Amortization      Net
                                        -------      ------------      ---       --------     ------------      ---
        Germplasm                         $   587          $(406)      $181        $   617         $(376)        $241
        Acquired biotechnology
           intellectual property              418           (206)       212            392          (172)         220
        Trademarks                             85            (25)        60            108           (26)          82
        Other                                  47            (20)        27             44           (16)          28
                                          -------          ------      ----        -------         ------        ----
        Total                             $ 1,137          $(657)      $480        $ 1,161         $(590)        $571
                                          =======          =====       ====        =======         =====         ====

          In addition to the goodwill adjustment discussed above, germplasm and trademarks with carrying values of $7 million and $19 million, respectively, were also written off during the first quarter of fiscal year 2004 because of the decision to exit the European wheat and barley business. The amounts of these charges were based on the company's estimate

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     of fair value and were recorded within discontinued operations. In third quarter 2004, a definitive agreement for the divestiture of the European breeding and seed business for wheat and barley was reached and was finalized in the fourth quarter of fiscal year 2004. Based on the sales proceeds, Monsanto was able to obtain a higher value than originally estimated in the first quarter for the wheat and barley intangible assets that were previously written down. SFAS 144 requires a company to adjust the fair value of assets held for sale to reflect the anticipated sales proceeds in the valuation of the assets, but not in excess of the assets' pre-write down book value. Accordingly, in the third quarter of fiscal 2004, the value of the European wheat and barley intangible assets was increased by $25 million because of higher than anticipated sales proceeds and lower than expected employee termination costs. These assets are recorded in assets of discontinued operations. Germplasm intangible assets also decreased by $2 million in the first quarter of fiscal year 2004 for an intangible asset impairment recognized upon the company's decision to exit certain non-strategic projects in Asia as a result of the fiscal year 2004 restructuring plan. This impairment expense was recorded in restructuring charges - net for the Seeds and Genomics segment. The decreases in germplasm intangible assets were partially offset by the purchase of an additional interest in a Canadian seed company that occurred in the second quarter of fiscal 2004; approximately $4 million of the purchase price was allocated to germplasm and is being amortized over seven years.

          The  increase  in  the  carrying  amount  of  acquired   biotechnology
     intellectual property was primarily related to the acquisition of a software license for approximately $17 million in the second quarter of fiscal 2004. This license will provide enabling technology to Monsanto to improve the speed and efficiency of moving product concepts through its pipeline and has a useful life of seven years. Additionally, during the first nine months of fiscal 2004, deliverables totaling $9 million were received under the 2002 collaboration with Ceres, Inc. This existing technology has a weighted-average useful life of 10 years. Other intangible assets include the company's only nonamortizing intangible asset of $21 million associated with minimum pension liabilities, most of which was recognized in calendar year 2002.

          Total amortization expense of other intangible assets was $30 million for each of the three month periods ended May 31, 2004, and May 31, 2003 (exclusive of $1 million amortization expense included in discontinued operations in each period). Total amortization expense of other intangible assets for the nine months ended May 31, 2004, and May 31, 2003, was $92 million and $88 million, respectively (exclusive of the impairment charges discussed above and $2 million and $4 million amortization expense for the nine months ended May 31, 2004, and May 31, 2003, respectively, included in discontinued operations). Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003.

Note 7 - Income Taxes

          Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. During the second quarter of fiscal 2004, the company assessed the realizability of its deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. The company concluded that it was more likely than not that the deferred tax assets of $102 million related to net operating loss carryforwards (NOLs) in Argentina will not be realizable prior to their expiration from 2006 to 2009 and established a valuation allowance for the entire amount. This conclusion was based on the recent history of losses, the continued uncertain economic conditions and also the limited tax carryforward period of five years. Management is taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in management's control. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

          At the beginning of fiscal 2004, Monsanto Brazil had a valuation allowance of $90 million for deferred tax assets related to NOLs because management believed it was more likely than not that such deferred tax assets would not be realized. However, based on improvements in Monsanto Brazil's operations related to business changes that the company had begun implementing two crop seasons previously, and improvements over that period in Brazil's overall economy, and in particular the agricultural sector, management now believes it is more likely than not that such deferred tax

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     assets will be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs which have an indefinite life, was reversed in the second quarter of fiscal 2004. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income.

          For the three months ended May 31, 2004, and May 31, 2003, the effective tax rate was 24 percent and 33 percent, respectively. The reduction in the tax rate was driven primarily by a favorable adjustment to the income tax reserve and, to a lesser extent, the geographic mix of earnings projected for fiscal year 2004 versus those in fiscal 2003. A settlement was reached with the Internal Revenue Service (IRS) on a number of issues. As a result, Monsanto has recorded a favorable adjustment in its third quarter 2004 results. For the nine months ended May 31, 2004, and May 31, 2003, the effective tax rate was 34 percent and 35 percent, respectively.

          As a result of the sale of the European wheat and barley business in the fourth quarter of fiscal year 2004, a deferred tax asset of $58 million was recorded at such time with a full valuation allowance. See Note 18 - Subsequent Events - for further details.

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

          The company hedges a portion of its net investment in Brazilian subsidiaries and reported an aftertax gain of $1 million in the third quarter of fiscal year 2004 and an aftertax loss of $18 million in the comparable period last year. The company recorded aftertax losses of $5 million and $2 million, respectively, for the nine months ended May 31, 2004, and May 31, 2003. These gains and losses are included in accumulated other comprehensive loss.

Note 9 - Postretirement Benefits - Pensions

          The majority of Monsanto's employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts.

          As stated in Note 2 - New Accounting Standards - the FASB revised SFAS 132 effective for all interim periods beginning after Dec. 15, 2003. SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans including disclosures made in interim periods. While it does not change the measurement or recognition of those plans, it requires additional interim disclosures as detailed below.

          The company's net periodic benefit cost for pension and other postretirement benefit plans include the following components:

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                          Pension Benefits
                                                           Three Months Ended          Nine Months Ended
                                                                May 31,                     May 31,
                                                         -----------------------    ------------------------
                                                            2004        2003           2004        2003
                                                            ----        ----           ----        ----
Service Cost for Benefits Earned During the Period          $  9         $ 8            $26         $24
Interest Cost on Benefit Obligation                           28          25             81          76
Assumed Return on Plan Assets                                (32)        (26)           (92)        (83)
Amortization of Unrecognized Net Loss                          8           4             23           7
SFAS 88 Settlement Charge                                     --           2             --            5
                                                             ---         ---            ---         ---
     Total Net Periodic Benefit Cost                        $ 13         $13            $38         $29
                                                            ====         ===            ===         ===

                                                                   Other Postretirement Benefits
                                                           Three Months Ended          Nine Months Ended
                                                                May 31,                     May 31,
                                                         -----------------------    ------------------------
                                                            2004        2003           2004        2003
                                                            ----        ----           ----        ----
Service Cost for Benefits Earned During the Period           $ 2         $ 2            $ 5         $ 7
Interest Cost on Benefit Obligation                            7           5             19          13
Amortization of Unrecognized Net Loss                          1           1              3           3
                                                             ---         ---            ---         ---
     Total Net Periodic Benefit Cost                         $10         $ 8            $27         $23
                                                             ===         ===            ===         ===

          Monsanto did not make any contributions to its pension plan in the three months ended May 31, 2004, but made $150 million in contributions for the nine months ended May 31, 2004. Pending management's assessment of fourth quarter 2004 results of operations, the company may make an additional contribution to its pension plan in the fourth quarter of fiscal year 2004. In the three months and nine months ended May 31, 2003, pension plan contributions were $15 million and $35 million, respectively.

Note 10 - Stock-Based Compensation Plans

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

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                         Three Months Ended          Nine Months Ended
                                                                               May 31,                    May 31,
                                                                       ------------------------    -----------------------
                                                                          2004         2003           2004        2003
                                                                          ----         ----           ----        ----
                 Net Income:
                    As reported                                           $ 252       $ 174          $ 309       $ 256
                    Less: Total stock-based employee compensation
                      expense determined under fair-value-based
                      method for all awards, net of tax                      (3)         (1)            (9)        (11)
                                                                          -----       -----           ----       -----
                    Pro forma                                             $ 249       $ 173          $ 300       $ 245
                                                                          =====       =====           ====       =====

                 Basic income per share:
                    As reported                                           $0.95       $0.67          $1.17       $0.98
                    Pro forma                                             $0.94       $0.66          $1.14       $0.94

                 Diluted income per share:
                    As reported                                           $0.93       $0.66          $1.15       $0.98
                    Pro forma                                             $0.92       $0.66          $1.12       $0.94

Note 11 - Comprehensive Income (Loss)

          Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

                                                                         Three Months Ended          Nine Months Ended
                                                                               May 31,                    May 31,
                                                                       ------------------------    -----------------------
                                                                          2004         2003           2004        2003
                                                                          ----         ----           ----        ----
                 Comprehensive income                                     $173         $337           $350        $315

          The principal difference between net income and total comprehensive income for the periods above relates to foreign currency translation adjustments.

Note 12 - Earnings (Loss) Per Share

          Basic earnings (loss) per share (EPS) were computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS were computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options using the treasury stock method and are excluded if their effect is antidilutive. Dilutive potential common shares noted below exclude stock options of approximately 0.4 million and 19.4 million for the three months ended May 31, 2004, and May 31, 2003, respectively, and 2.6 million and 19.4 million for the nine months ended May 31, 2004, and May 31, 2003, respectively. These potential common shares were excluded because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                                         Three Months Ended          Nine Months Ended
                                                                               May 31,                    May 31,
                                                                       ------------------------    -----------------------
                                                                          2004         2003           2004        2003
                                                                          ----         ----           ----        ----
                 Weighted-average number of common shares                  265.8        261.4          264.0       261.4
                 Dilutive potential common shares                            4.9          0.3            4.7         0.1

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 13 - Supplemental Cash Flow Information

          The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes for the nine months ended May 31, 2004, were $38 million and $46 million, respectively. Cash payments for interest and taxes for the nine months ended May 31, 2003, were $39 million and $63 million, respectively.

          On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. As of May 31, 2004, the company purchased 4.6 million shares for $133 million.

Note 14 - Commitments and Contingencies

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

          On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including some or all of Solutia's Assumed Liabilities. Solutia may retain responsibility for all or a portion of Solutia's Assumed Liabilities. However, if Solutia is discharged from all or a portion of Solutia's Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Monsanto is participating in the Chapter 11 proceeding as a creditor of Solutia and will act as appropriate to protect Monsanto's interests and the interests of its shareowners. Pharmacia or Monsanto may have defenses to payment obligations for some or all of Solutia's Assumed Liabilities, and Monsanto has legal claims against Solutia. However, it is unclear what effect the Chapter 11 proceeding will have on Monsanto's ability to recover on those claims.

          During the third quarter of fiscal 2004, two additional adversary proceedings were filed in the Bankruptcy Court. First, on April 20, 2004, Solutia filed a complaint for declaratory judgment against Pharmacia and Monsanto that, among other things: (a) any and all rights that Pharmacia and Monsanto have against Solutia for indemnification pursuant to the Distribution Agreement are "claims" that arose before Solutia filed its bankruptcy petition and may be discharged in the Chapter 11 proceeding; and
     (b) the Distribution Agreement has been fully performed. Second, on May 7, 2004, the Official Committee of Retirees filed a complaint for declaratory judgment against Solutia, Pharmacia and Monsanto that Pharmacia and Monsanto share responsibility for providing certain benefits to certain retirees and must pay certain benefits to certain retirees if Solutia reduces or terminates retiree benefits. The Official Committee of Retirees also seeks to have the Bankruptcy Court declare all claims held by Pharmacia and Monsanto subordinate to the retiree claims. Monsanto believes it has meritorious defenses to assert in each of these matters; however, it has not filed any response or asserted counterclaims because all parties have agreed to a limited stay of all litigation. Given the uncertain nature of litigation, Monsanto cannot reasonably predict the outcome of either proceeding.

          Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia's Assumed Liabilities. These obligations relate primarily to third-party tort litigation and environmental matters and are described below. For the nine months of fiscal year 2004, Monsanto recorded approximately $43 million in OTHER EXPENSE - NET in the Statement of Consolidated Operations for the advancement of funds to pay for Solutia's Assumed Liabilities, in light of Solutia's refusal to pay for those liabilities during and prior to its bankruptcy, and for legal and other costs related to the Chapter 11 proceeding. Monsanto expects to pursue recovery of its costs for Solutia's Assumed Liabilities from Solutia in the bankruptcy proceedings. However,

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     neither the extent of Monsanto's ability to recover such costs, nor the potential future costs to Monsanto for advancement of funds and legal and other costs to protect its interests, can be reasonably estimated at this time.

          Litigation Obligations: On Feb. 17, 2004, Solutia notified Pharmacia and Monsanto that it was disclaiming its obligation to defend and indemnify Pharmacia and Monsanto for litigation matters that it had been managing under the Distribution Agreement, and that it would not accept defense of new cases relating to Solutia's Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia's and its interests until that issue is resolved, pursuant to its obligation to indemnify Pharmacia under the Separation Agreement, Monsanto has on an interim basis assumed the management and defense of such litigation. If additional such cases arise in the future, Monsanto may also assume their management in order to mitigate damages and protect Pharmacia and Monsanto. In addition, Monsanto may settle litigation related to Solutia's Assumed Liabilities and pay judgments entered with respect to Solutia's Assumed Liabilities if Solutia refuses to do so.

          Solutia's Assumed Liabilities include certain liabilities related to polychlorinated biphenyls (PCBs). In September 2003, the state and federal courts approved a global settlement of certain PCB litigation: Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama) and Antonia Tolbert et al.
     v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). Monsanto, Solutia and Pharmacia are each responsible for paying the full amount of the settlement; however, they agreed among themselves that Solutia would pay $50 million of the settlement amount over the next eleven years or more. If Solutia is discharged from this obligation in the Chapter 11 proceeding, Monsanto may be required to pay, or to indemnify Pharmacia for, this amount.

          Monsanto provided $150 million to the settlement fund during August 2003 and $400 million during September 2003 and expects to be partially reimbursed by commercial insurance. Monsanto recorded miscellaneous receivables of $155 million in fiscal year 2003 for the anticipated insurance reimbursement; however, this amount has been reduced by $6 million to reflect the discounted effect of the anticipated delay in receipt of the reimbursement. Monsanto and the insurer responsible for approximately $140 million of this reimbursement are negotiating the terms of the reimbursement, but Monsanto does not expect full receipt of the reimbursement in fiscal year 2004. Accordingly, a significant portion of the reimbursement receivable has also been reclassified from short-term to long-term assets.

          In connection with the global settlement of the Abernathy and Tolbert cases, Solutia also agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share. Solutia did not execute a final warrant agreement or issue or deliver the warrants prior to the Chapter 11 filing, and Monsanto expects that Solutia's obligation to issue the warrants will be discharged in the Chapter 11 proceeding. Monsanto has not recorded the warrants in its financial statements because they were not received. Monsanto will make a claim for its unreimbursed settlement contribution in the course of the Chapter 11 proceeding.

          In 2002, in connection with litigation that Solutia was defending in Pennsylvania state court, Monsanto posted a $71 million appeal bond on Solutia's behalf pursuant to its indemnification obligation to Pharmacia under the Separation Agreement and an agreement with Pharmacia and Solutia. Solutia provided a $20 million bank letter of credit to secure a portion of Monsanto's obligations in connection with the appeal bond. Although this letter of credit remains available to Monsanto, Solutia has discontinued the payment of bank fees associated with maintaining the letter of credit. Monsanto is paying these fees and will make a claim for recovery of such fees against Solutia in the course of the Chapter 11 proceeding.

          Environmental Obligations: On Feb. 27, 2004, Solutia filed a declaratory judgment action requesting that the Bankruptcy Court declare that the automatic stay under bankruptcy law prevented Solutia from continuing to perform its environmental obligations under the Distribution Agreement with respect to any sites where it does not have current operations or beyond its property line at sites where it has current operations. Prior to the filing of its declaratory judgment action, Solutia stopped performing its environmental obligations under the Distribution Agreement and applicable environmental laws, except within the boundaries of its current operations.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          Solutia also filed on Feb. 27, 2004, a motion for summary judgment seeking a declaration from the Bankruptcy Court that the bankruptcy automatic stay precluded the U.S. Environmental Protection Agency (EPA) from taking efforts to enforce a Partial Consent Decree issued by the United States District Court for the Northern District of Alabama (Alabama District Court). In light of Solutia's failure to perform under the Partial Consent Decree, the EPA had previously filed actions and pleadings in the Alabama District Court asserting that Solutia's bankruptcy filing does not eliminate Solutia's obligation to perform certain environmental activities. The Bankruptcy Court denied Solutia's summary judgment motion and directed that the Alabama District Court determine Solutia's performance obligations under the Partial Consent Decree. The Alabama District Court then entered an order that the automatic stay provisions of the Bankruptcy Code do not apply to Solutia's obligations under the Partial Consent Decree. Solutia has filed a motion to reconsider, modify, or clarify this order and has continued to selectively perform its environmental obligations.

          Based on Solutia's failure to perform these environmental obligations, on March 25, 2004, Monsanto entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Sauget, Illinois, and Anniston, Alabama sites under existing orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remedial work for a minimum period of six months, but this agreement is automatically extended if Monsanto does not invoke a sixty day notice of termination provision. Monsanto will assert claims and seek payment from Solutia for all the costs incurred in performing under this agreement. During the third quarter of fiscal 2004, Monsanto recorded a reserve of approximately $11 million for estimated remediation costs through Sept. 25, 2004, in accordance with this agreement.

          Monsanto believes that Solutia remains obligated to continue to meet its environmental obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia's and its interests until that issue is resolved, pursuant to its contractual obligation to indemnify Pharmacia under the Separation Agreement, Monsanto has on an interim basis stepped in as Pharmacia's representative and funded some of Solutia's environmental obligations at sites in addition to Sauget, Illinois, and Anniston, Alabama. Monsanto may continue to fund Solutia's environmental obligations at these other sites in order to mitigate damages and to protect Pharmacia and Monsanto.

          Effect on Monsanto: It is reasonably possible that Monsanto's obligation under the Separation Agreement to indemnify Pharmacia for Solutia's Assumed Liabilities will result in a material adverse effect on Monsanto's financial position, profitability and/or liquidity. However, because of the many uncertainties relating to any resolution of Solutia's Chapter 11 proceeding, including the potential allocation of responsibility for and the ultimate resolution of Solutia's Assumed Liabilities, at this time Monsanto is unable to reasonably estimate the amount or range of any potential future liability or expense to the company.

          Other Solutia-related matters: At the time of Solutia's 1997 spinoff from Pharmacia, Solutia and Pharmacia entered into raw material supply contracts, including a 10-year requirements contract for the supply of formalin by Solutia. Because formalin is a raw material used in the production of glyphosate, this formalin supply contract was assigned to Monsanto pursuant to the Separation Agreement. In September 2003, Monsanto and Solutia amended this contract upon mutually beneficial terms. Pursuant to this amendment, Monsanto made a $25 million prepayment to Solutia for formalin. Under the terms of the amended agreement, the prepayment must either be exhausted or the remainder returned to Monsanto in cash or credit against other product sales by Sept. 30, 2004. In consideration for making this prepayment, the duration of Monsanto's obligation under the formalin supply contract was reduced. Through June 30, 2004, Solutia had delivered $16 million of product relating to this prepaid amount. At this time, Solutia has indicated that it will continue to perform its obligations under the formalin supply contract.

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

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

     Liabilities), will not have a material adverse effect on Monsanto's financial position, profitability, and/or liquidity.

          Guarantees: Monsanto provides a guarantee to a bank that provides loans to selected Monsanto customers in Poland. Terms of the guarantee are equivalent to terms of the bank loans, which are generally six months. When a customer fails to pay an obligation that is due, Monsanto incurs a liability to make these payments. As of May 31, 2004, the maximum potential amount of future payments under this guarantee is approximately $1 million. Based on the company's current assessment of credit exposure, Monsanto has recorded a liability of less than $1 million related to this guarantee. Monsanto's recourse under this guarantee is limited to the customer, and it is not currently estimable.

          As disclosed in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003, Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil. Due to the seasonal nature of Monsanto's business, the level of customer loans with these banks and the related Monsanto guarantees has increased since Aug. 31, 2003. As a result, the maximum potential amount of future payments under these guarantees is approximately $31 million as of May 31, 2004. Based on the company's current assessment of credit exposure, Monsanto has recorded a liability of less than $1 million related to these guarantees. Monsanto's recourse under these guarantees is limited to the customer, and it is not currently estimable.

          Except as described above, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2003. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 - Commitments and Contingencies - of the notes to consolidated financial statements contained in Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 4 - Customer Financing Program - of this Form 10-Q. Information regarding Monsanto's indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia's Assumed Liabilities can be found above.

Note 15 - Segment Information

          Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden herbicide products, and environmental technologies businesses. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments based primarily on the ratio of sales of the segment to total Monsanto sales, consistent with the company's historical practice. Based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal 2004.

          Segment data, as well as a reconciliation of total Monsanto Company earnings from continuing operations before cumulative effect of accounting change, interest and income taxes (EBIT) to net income for the three months and nine months ended May 31, 2004, and May 31, 2003, is presented in the table that follows.

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

                                                                     Three Months Ended          Nine Months Ended
                                                                           May 31,                    May 31,
                                                                   ------------------------    -----------------------
                                                                      2004         2003           2004        2003
                                                                      ----         ----           ----        ----
        Net Sales:
           Seeds and Genomics                                       $   681       $  612         $1,923      $1,624
           Agricultural Productivity                                    998          856          2,276       1,983
                                                                    -------       ------         ------       -----
             Total Monsanto                                         $ 1,679       $1,468         $4,199      $3,607
                                                                    =======       ======         ======      ======

        EBIT:
           Seeds and Genomics                                       $   161         $147         $  341      $  343
           Agricultural Productivity                                    163          137            177         137
                                                                    -------       ------         ------      ------
             Total Monsanto                                             324          284            518         480
           Less: Interest Expense - Net                                 (21)         (18)           (53)        (52)
           Less: Income Tax Expense                                     (74)         (87)          (157)       (151)
                                                                    -------       ------         ------      ------
           Income From Continuing Operations                            229          179            308         277
           Discontinued Operations (Note 17):
             Income (loss) from operations of discontinued
               businesses (including adjustment to reflect
               sales proceeds for the three and nine
               months ended May 31, 2004)                                22           (8)            (9)        (15)
             Income tax benefit                                          (1)          (3)           (10)         (6)
                                                                    -------       ------         ------      ------
           Income (Loss) on Discontinued Operations                      23           (5)             1          (9)
                                                                    -------       ------         ------      ------
           Income Before Cumulative Effect of Accounting Change         252          174            309         268
           Cumulative Effect of a Change in Accounting Principle
             - Net of Tax Benefit of $7                                  --           --             --         (12)
                                                                    -------       ------         ------      ------
           Net Income                                               $   252       $  174         $  309      $  256
                                                                    =======       ======         ======      ======

        Depreciation and Amortization Expense:
           Seeds and Genomics                                       $    64       $   55         $  198      $  161
           Agricultural Productivity                                     48           58            142         176
                                                                    -------       ------         ------      ------
             Total Monsanto                                         $   112       $  113         $  340      $  337
                                                                    =======       ======         ======      ======

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

Note 16 - Other Expense - Net

          For the three months and nine months ended May 31, 2004, and May 31, 2003, the significant components of other expense - net were:

                                                            Three Months Ended             Nine Months Ended
                                                                 May 31,                        May 31,
                                                        ---------------------------    --------------------------
                                                            2004          2003            2004          2003
                                                            ----          ----            ----          ----
        Solutia's Assumed Liabilities and
            Bankruptcy-Related Legal and Other
            Expenses                                        $29            $--             $ 43           $--
        Equity Affiliate Expense - Net                        6             10               26            32
        Foreign-Currency Transaction Losses - Net             9              1               23             9
        Hedging (Gains) Losses                               --             (1)               7            (5)
        Banking and Other Related Fees                        3              6               11             8
        Gains Realized Upon Sale of Equity Securities        (4)            --               (9)           --
        Other Miscellaneous Expense (Income)                  9              5               13            (4)
                                                            ---            ---             ----           ---

        Other Expense - Net                                 $52            $21             $114           $40
                                                            ===            ===             ====           ===

          Other miscellaneous expense (income) for the periods presented comprises numerous items that are individually immaterial. See Note 14 - Commitments and Contingencies - for a description of Solutia's Assumed Liabilities and bankruptcy-related legal and other expenses.

Note 17 - Discontinued Operations

          As discussed earlier in Note 3 - Restructuring, on Oct. 15, 2003, Monsanto announced plans to (1) exit the European breeding and seed business for wheat and barley and (2) discontinue the plant-made pharmaceuticals program. As a result, these businesses have been presented as discontinued operations. Accordingly, for the three months and nine months ended May 31, 2004, and May 31, 2003, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of May 31, 2004, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment. The assets and liabilities of these businesses follow:

                                                                      As of May 31,
                                                                          2004
                                                                     --------------
         Assets of discontinued businesses held for sale:
            Accounts receivable                                           $ 1
            Miscellaneous receivables                                       3
            Inventories                                                     3
            Property, plant and equipment - net                             9
            Other intangible assets - net                                  26
                                                                          ---
         Total assets of discontinued businesses held for sale            $42
                                                                          ===

         Liabilities of discontinued businesses held for sale:
            Current liabilities                                           $ 3
            Postretirement liabilities                                      2
                                                                          ---
         Total liabilities of discontinued businesses held for sale       $ 5
                                                                          ===

                                       23

                       MONSANTO COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

          The following amounts related to the European breeding and seed business for wheat and barley and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

                                                                 Three Months Ended          Nine Months Ended
                                                                      May 31,                     May 31,
                                                               -----------------------    ------------------------
                                                                  2004        2003           2004        2003
                                                                  ----        ----           ----        ----
        Net sales                                                   $ 1         $ 3           $20         $22
        Income (loss) from operations of discontinued
           businesses (including adjustment to reflect sales
           proceeds for the three and nine months ended May
           31, 2004)                                                 22          (8)           (9)        (15)
        Income tax benefit                                           (1)         (3)          (10)         (6)
        Income (loss) on discontinued operations                     23          (5)            1          (9)

          In third quarter 2004, a definitive agreement for the divestiture of the European breeding and seed business for wheat and barley was reached and was finalized in the fourth quarter of fiscal year 2004. Based on the sales proceeds, Monsanto was able to obtain a higher value than originally estimated for the wheat and barley business and related assets that were previously written down in the first quarter of 2004. SFAS 144 requires a company to adjust the fair value of assets held for sale to reflect the anticipated sales proceeds in the valuation of the assets, but not to exceed the assets' pre-write down book value. Accordingly, in the third quarter of fiscal 2004, the value of the European wheat and barley intangible assets was increased by $25 million because of higher than anticipated sales proceeds and lower than expected employee termination costs. The write down of the intangible assets in the first quarter of 2004 was tax effected. Since the assets originally had no tax basis, the previously recorded deferred tax liability was reversed with the first quarter 2004 write down. The third quarter 2004 increase in intangible assets was not tax effected because, based on recently obtained valuation information, these assets have been reassessed and the revised tax basis approximately equals the adjusted book basis.

Note 18 - Subsequent Events

          On June 15, 2004,  Monsanto  completed  the sale of assets  associated with the company's European wheat and barley business to Rodez, France-based RAGT Genetique, S.A. (RAGT). Monsanto originally stated its intention to exit the European wheat and barley breeding business as a part of the fiscal year 2004 restructuring plan. Pursuant to SFAS No. 109, Accounting for Income Taxes, a deferred tax asset of $58 million has been recorded in the fourth quarter of fiscal year 2004 based on the U.K. capital loss generated on the sale of the European wheat and barley business. Also, in accordance with this accounting guidance, a full valuation allowance has been recorded against the deferred tax asset since it is currently deemed more likely than not that this capital loss will not be utilized in the carryforward period. Monsanto is also evaluating alternative tax planning strategies in an effort to realize a benefit from the loss incurred on this investment, whether in the United Kingdom or another jurisdiction.

          Effective June 4, 2004, Monsanto finalized a new five-year, $1 billion revolving credit facility. This facility replaces the existing $500 million five-year and $500 million 364-day facilities. Covenants under the $1 billion revolving credit facility are consistent with the facilities replaced.

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

          We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In October 2003, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. In third quarter 2004, we signed a definitive agreement for the sale of assets associated with our European wheat and barley business, and in fourth quarter 2004, this sale was finalized. Refer to Note 17 - Discontinued Operations - and Note 18 - Subsequent Events - for further details. As a result of the exit plans announced in October 2003, the European wheat and barley business and plant-made pharmaceuticals program have been presented as discontinued operations. Accordingly, for the three months and nine months ended May 31, 2004, and May 31, 2003, the Statement of Consolidated Operations has been conformed to this presentation. Also as of May 31, 2004, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment.

          Certain prior-period amounts have been reclassified to conform with current-year presentation.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This quarterly report on Form 10-Q should also be read in conjunction with Monsanto's report on Form 10-K for the transition period ended Aug. 31, 2003, and Monsanto's quarterly reports on Form 10-Q for the periods ended Nov. 30, 2003, and Feb. 29, 2004. Financial information for the first nine months of fiscal year 2004 should not be annualized because of the seasonality of our business.

     Change in Fiscal Year End

          In July 2003, Monsanto's board of directors approved a change to Monsanto's fiscal year end from December 31 to August 31. This change aligned our fiscal year more closely with the seasonal nature of our business. In view of this change, MD&A compares the unaudited consolidated financial statements as of and for the three months and nine months ended May 31, 2004 (also referred to as the third quarter and first nine months, respectively, of fiscal year 2004), with the unaudited consolidated financial statements as of and for the three months and nine months ended May 31, 2003.

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

Results of Operations - Third Quarter Fiscal Year 2004

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  May 31,
                                                            --------------------
        Total Monsanto Company and Subsidiaries:              2004        2003
        ----------------------------------------              ----        ----
        Net sales                                             $1,679      $1,468
                                                              ======      ======

        Gross profit                                          $  839      $  726
                                                              ======      ======

        Income from continuing operations                     $  229      $  179
                                                              ======      ======

        Net income                                            $  252      $  174
                                                              ======      ======

--------------------------------------------------------------------------------

              The following factors affected the quarter-to-quarter comparison of Monsanto's third quarter continuing operations:

          Net sales improved 14 percent, or $211 million, in third quarter 2004 from the prior year comparable period. Both segments had substantial net sales increases: Seeds and Genomics 11 percent, or $69 million; and Agricultural Productivity 17 percent, or $142 million. In third quarter 2004, we had increases in corn, soybean and all other crops seed and trait net sales from the same period a year ago. Higher corn seed and trait net sales of $24 million were driven by European corn seed and U.S. corn traits, which were slightly offset by lower sales of U.S. corn seed. Sales of all other crops seeds and traits improved $29 million from the same period in the prior year primarily because of cotton traits in India and the United States, and canola traits in Canada. ROUNDUP and other glyphosate-based herbicide sales improved in nearly all markets, with the most significant improvements in Canada, Argentina and the United States. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

          Gross profit increased 16 percent, or $113 million, in the current year quarter. As a percent of net sales, gross profit improved one percentage point to 50 percent in third quarter 2004. Higher Canadian trait revenues for canola, soybeans and corn primarily drove the gross profit improvement in the current year quarter.

          Operating expenses increased to $463 million for the current quarter, from $421 million in the same period last year.

     o    Selling,  general and  administrative  (SG&A)  expenses  decreased  $8 million in the current year quarter primarily because of non-restructuring severance expenses recorded in the same period a year ago, and timing of U.S. marketing and advertising expenses in the current year. Employee-related costs for accrued incentive

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          compensation were flat for the quarter-over-quarter comparison as incentives were accrued in both periods.
     o Restructuring charges - net of $9 million were recorded in third quarter 2004. We recorded $13 million of restructuring charges in third quarter 2004 for the fiscal year 2004 restructuring plan, which were reduced by $4 million in restructuring reversals related to our prior restructuring plans. There were no restructuring charges recorded in the prior year comparable period. Restructuring activity was recorded within cost of goods sold, restructuring charges - net and discontinued operations. Operating expenses include restructuring charges - net. For further details on our restructuring plans, please see the "Restructuring" section of MD&A and Note 3 - Restructuring.
     o The increase in bad-debt expense of $30 million was primarily for exposures related to potential uncollectible Argentine trade receivables. In fiscal year 2004, we continued to restructure our Argentine business model. This redesign focused on streamlining distribution, improving working capital management and rationalizing our product portfolio. In addition, these changes, coupled with the continued economic and business challenges, led to increased credit exposure. We have performed a thorough review of our past due trade receivables in Argentina and, as a result, have increased the allowance for estimated uncollectible receivables. Although we cannot determine with certainty how government actions and economic conditions in Argentina will affect the value of net receivables outstanding, we continue to pursue customer collections aggressively to minimize exposure. The increase in bad-debt expense also included a reserve for trade receivables related to two minor crops that were exited during fiscal 2004, which has resulted in a lower probability of collection. Third quarter 2004 also had higher bad-debt expense incurred in the normal course of business.
     o Research and development (R&D) expenses increased nine percent, or $11 million, in third quarter 2004 from the same period a year ago primarily because of higher salary expenses and outside service expenses. As a percent of sales, R&D expenses were eight percent in both three-month periods.

          Other expense - net increased $31 million to $52 million in third quarter 2004 from $21 million in the same period a year ago. During the current quarter, other expense - net contained $29 million for the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. Refer to Note 14 - Commitments and Contingencies - for further details. Refer to Note 16 - Other Expense - Net - for further details of the increase in this line item.

          Income tax expense for the quarter decreased 15 percent to $74 million, compared to an increase in pretax earnings of 14 percent. The effective tax rate improved to 24 percent, a reduction of nine percent versus the prior year period. This improvement was primarily driven by a favorable adjustment to our income tax reserve and, to a lesser extent, the geographic mix of earnings projected for fiscal 2004 versus those in fiscal 2003. A settlement was reached with the Internal Revenue Service (IRS) on a number of issues. As a result, we have recorded a favorable adjustment in our third quarter 2004 results.

          Discontinued operations generated an aftertax gain of $23 million in third quarter 2004 and an aftertax loss of $5 million in the same period a year ago. In first quarter fiscal 2004, we recorded a loss on disposal of $26 million pretax for the intangible assets related to the European wheat and barley business based upon our initial estimate of the net sales proceeds from the sale of the business and employee termination costs. In third quarter 2004, a definitive agreement for the divestiture of the European wheat and barley business was reached, and in fourth quarter 2004, this sale was finalized (refer to Note 18 - Subsequent Events). We were able to obtain a higher value for the wheat and barley business and related assets that were previously written down in the first quarter of 2004. SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires a company to adjust the fair value of assets held for sale to reflect the anticipated sales proceeds in the valuation of its assets, but not in excess of the assets' pre-write down book value. Accordingly, in the third quarter of fiscal 2004, we adjusted the value of the European wheat and barley assets by $25 million pretax because of higher than anticipated sales proceeds and lower than expected employee termination costs. The tax treatment of these adjustments was different for the first and third quarters of 2004. The write down of the European wheat and barley intangible assets in the first quarter of 2004 was tax effected. Since the assets originally had no tax basis, the previously recorded deferred tax liability was reversed with the first quarter 2004 write down. The third quarter 2004 increase in intangible assets was not tax effected because, based on recently obtained valuation information, these assets have been

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     reassessed and the revised tax basis approximately equals the adjusted book basis. Restructuring expenses recorded in discontinued operations were less than $1 million for the third quarter of fiscal 2004. For further details of our discontinued operations, please refer to Note 17 - Discontinued Operations.

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

                                                                    Three Months Ended
                                                                          May 31,
                                                                  ------------------------
                                                                     2004        2003
                                                                     ----        ----
           Net sales
             Corn seed and traits                                    $291        $267
             Soybean seed and traits                                  159         143
             All other crops seeds and traits                         231         202
                                                                     ----        ----
                Total net sales                                      $681        $612
                                                                     ====        ====

           Gross profit
             Corn seed and traits                                    $166        $143
             Soybean seed and traits                                   77          73
             All other crops seeds and traits (1)                     172         147
                                                                     ----        ----
                Total gross profit                                   $415        $363
                                                                     ====        ====

           EBIT(2)                                                   $161        $147
                                                                     ====        ====

          (1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
          (2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 15 - Segment Information - for further details.

          Net sales for the Seeds and Genomics segment increased 11 percent to $681 million in third quarter fiscal 2004 from $612 million in the comparable prior year period. Gross profit for this segment increased 14 percent to $415 million from the same period in the prior year of $363 million. As a percent of net sales, gross profit improved two percentage points to 61 percent.

          Corn seed and trait net sales increased nine percent, or $24 million, in third quarter 2004 compared to the same period a year ago. Third quarter 2004 European corn seed sales benefited from stronger market performance in several European countries and favorable exchange rates. Higher sales of corn seed in Europe almost entirely offset the decline in U.S. corn seed sales. Third quarter fiscal 2004 corn seed sales in the United States declined from the same period in the prior year because of higher accruals for marketing programs. U.S. corn trait sales increased because of higher corn trait penetration and growth in stacked corn traits. Timing of revenues for licensed traits also benefited the current year quarter. The third quarter 2004 U.S. corn trait revenues reflect an increase in the average prices of our branded seed, which includes our ROUNDUP READY traits, to reflect the value those products provide to growers.

          Net sales of soybean seed and traits increased 11 percent, or $16 million, in third quarter fiscal 2004 over sales in the prior year comparable period primarily because of higher sales of Canadian soybean seed and traits. Sales of Canadian soybean traits were higher in the third quarter of fiscal 2004 from the prior year comparable period because of timing of royalties from seed licensees. The timing was a shift from fourth quarter to third quarter in fiscal year 2004 versus the same period in the

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     prior year. Soybean seed and trait sales in Canada also benefited from a favorable exchange rate. Gross profit as percent of sales declined three percent for soybean seed and traits primarily because of hedging losses.

          All other crops seed and trait net sales increased 14 percent, or $29 million, in third quarter 2004 from the comparable prior year period. Third quarter 2004 revenues of cotton traits in India improved from the same period a year ago primarily because of increased acreage planted with BOLLGARD cotton traits. In the prior year, farmers saw the crop protection benefits of our cotton traits. As a result, more farmers began using or increased their acreage planted with BOLLGARD traits in the current year. Revenues of cotton traits also increased in the United States because of higher average net selling prices and the introduction of ROUNDUP READY BOLLGARD II traits. Canadian canola trait revenues also increased in third quarter 2004 from the prior year comparable period because of timing of branded canola trait revenues and royalties from seed licensees and, to a lesser extent, favorable exchange rates. The timing was a shift from fourth quarter to third quarter in fiscal year 2004 versus the same periods a year ago.

          Gross profit as a percent of net sales improved two percentage points in third quarter 2004 primarily because of the timing of Canadian canola, soybean and corn trait revenues, which were recorded in third quarter 2004 compared to the three months ended Aug. 31, 2003. Also, branded corn seed in the United States had lower cost of goods sold (COGS) per unit in third quarter 2004 from the same period in the prior year because of higher than expected yield and higher plantings due to expected market share growth. EBIT increased by 10 percent, or $14 million, for the Seeds and Genomics segment. In third quarter 2004, this segment experienced higher SG&A and bad-debt expenses from the prior year comparable period of approximately $32 million. SG&A expenses increased because a higher percentage of certain expenses was allocated to this segment in third quarter 2004 versus the same period a year ago based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations. The allocation percentages were changed at the beginning of fiscal 2004. Our allocation methodology is primarily based on the ratio of sales of the Seeds and Genomics segment to total Monsanto sales, and is consistent with our historical practice. Bad-debt expense increased because of the uncollectible Argentine trade receivables discussed in the "Results of Operations - Third Quarter Fiscal Year 2004" section of MD&A.

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

                                                                        Three Months Ended
                                                                             May 31,
                                                                      -----------------------
                                                                         2004        2003
                                                                         ----        ----
           Net sales
             ROUNDUP and other glyphosate-based herbicides               $588         $463
             All other agricultural productivity products                 410          393
                                                                         ----         ----
                Total net sales                                          $998         $856
                                                                         ====         ====

           Gross profit
             ROUNDUP and other glyphosate-based herbicides               $235         $170
             All other agricultural productivity products (1)             189          193
                                                                         ----         ----
                Total gross profit                                       $424         $363
                                                                         ====         ====

           EBIT(2)                                                       $163         $137
                                                                         ====         ====

          (1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
          (2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 15 - Segment Information - for further details.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Net sales for the Agricultural Productivity segment increased 17 percent to $998 million in third quarter fiscal 2004 from $856 million in the comparable prior year period. Gross profit for this segment also increased 17 percent to $424 million from last year's same period level of $363 million. As a percent of net sales, gross profit was 42 percent in both three-month periods.

          ROUNDUP and other glyphosate-based herbicides net sales increased 27 percent, or $125 million, in third quarter 2004 from the same period a year ago. Net sales increased in nearly all markets with the largest increases occurring in Canada, Argentina and the United States. Canadian ROUNDUP net sales increased because of the introduction of ROUNDUP WEATHERMAX in third quarter 2004, favorable weather conditions and favorable exchange rates. Compared to the same period in the prior year, some Canadian ROUNDUP 2004 sales occurred earlier in the season as they shifted from the fourth quarter into the third quarter. Favorable wet weather conditions in late spring contributed to dealers taking a stronger inventory position. Additionally, a reorganized Canadian sales force focused on ROUNDUP played a role in the earlier season sales and higher demand. Third quarter 2004 sales of ROUNDUP increased in Argentina because of advance customer purchases related to market supply constraints, strong on-farm cash flow and market concerns related to the significant price increases taken across the industry in previous months in Argentina. Sales of ROUNDUP and other glyphosate-based herbicides increased in the United States primarily because of timing. The timing was a shift in U.S. volume from fourth quarter to third quarter in fiscal 2004 compared to the same periods in the prior year. During third quarter 2004, we continued to experience competitive pressures and a shift in sales volume to our lower-priced branded and nonbranded glyphosate products. The shift in product mix was reflected in our average net selling price for ROUNDUP herbicides in the United States, which declined during the third quarter of 2004 from the same period in the prior year.

          Third quarter 2004 sales of our other Agricultural Productivity products increased four percent, or $17 million, to $410 million from $393 million in the prior year comparable period. Third quarter 2004 sales increases in lawn-and-garden herbicides, the environmental technologies business and other selective herbicides more than offset the sales decline in animal agriculture products. Lawn-and-garden herbicide net sales increased because of strong market performance in the United States and favorable exchange rates in Europe. U.S. sales benefited from the introduction of a private label product at a large national retailer in fiscal 2004 and a favorable product mix. Sales for the environmental technologies business increased because of several new significant projects compared to no significant projects in the same period a year ago. Other selective herbicides net sales increased because of timing from earlier season corn plantings in the United States.

          Sales of animal agriculture products decreased primarily because of the POSILAC product allocation resulting from corrections and improvements being made by Sandoz GmbH at their manufacturing facility in Austria. These changes are being made in response to issues raised by the U.S. Food and Drug Administration (FDA) during and following a November 2003 inspection of Sandoz's facility and further identified in a March 29, 2004, FDA warning letter to Sandoz. Sandoz manufactures the finished dose formulation of POSILAC, and is our sole supplier of the finished dose formulation until we receive FDA approval at our Augusta, Georgia facility. For a further discussion of POSILAC refer to the "Outlook - Update - Agricultural Productivity" section of MD&A.

          EBIT for the Agricultural Productivity segment increased 19 percent, or $26 million, in third quarter 2004 from the same period a year ago. Gross profit as a percent of sales remained constant for both three-month periods at 42 percent. Third quarter 2004 operating expenses were higher than the same period a year ago primarily because of increases in other expense - net and bad-debt expense. The increase in other expense - net was primarily because of the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses of $29 million related to the Solutia bankruptcy. Bad-debt expense increased because of the uncollectible Argentine trade receivables discussed in the "Results of Operations - Third Quarter Fiscal Year 2004" section of MD&A. SG&A expenses for the Agricultural Productivity segment declined in the third quarter 2004 from the same period a year ago because of the lower allocation of certain SG&A expenses to the Agricultural Productivity segment in third quarter 2004. Refer to the previous section "Seeds and Genomics Segment" for a further explanation of the change in allocation percentages between segments of SG&A expenses.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Results of Operations - First Nine Months of Fiscal Year 2004

--------------------------------------------------------------------------------


                                                           Nine Months Ended
                                                                May 31,
                                                         ----------------------
        Total Monsanto Company and Subsidiaries:            2004        2003
        ----------------------------------------            ----        ----

        Net sales                                          $4,199      $3,607
                                                           ======      ======

        Gross profit                                       $2,055      $1,715
                                                           ======      ======

        Income from continuing operations                  $  308      $  277
                                                           ======      ======

        Net income                                         $  309      $  256
                                                           ======      ======

--------------------------------------------------------------------------------

          Net sales improved 16 percent, or $592 million, in the first nine months of fiscal 2004 from last year's first nine months net sales. Sales increased 18 percent, or $299 million, for the Seeds and Genomics segment and 15 percent, or $293 million, for the Agricultural Productivity segment. Corn and soybean seed and trait net sales in the United States drove the improvement in the Seeds and Genomics segment. Net sales of ROUNDUP and other glyphosate-based herbicides increased in all world areas for the first nine months of fiscal 2004 compared to the same period a year ago. Brazil, Argentina and Australia were the largest contributors to the net sales increase in ROUNDUP and other glyphosate-based herbicides. For a more detailed discussion of the factors affecting the net sales comparison, please see "Seeds and Genomics Segment" and "Agricultural Productivity Segment."

          Gross profit increased 20 percent, or $340 million, in the first nine months of fiscal year 2004 compared to the same period in the prior year. Gross profit as a percent of net sales increased over one percentage point to 49 percent. The Seeds and Genomics segment gross profit as a percent of net sales increased two percentage points to 62 percent primarily because of the gross profit improvement that comes from stacking more than one biotech trait in corn, increased trait penetration, and higher average net selling prices for branded corn seed and higher royalties from seed licensees. Gross profit also benefited from higher branded soybean trait prices and royalties from licensees. The Agricultural Productivity segment gross profit percentage was 38 percent for both nine-month periods.

          Operating expenses increased 19 percent, or $228 million, to $1,423 million for the first nine months of 2004 from $1,195 million for the same period last year.
     o SG&A expenses increased 11 percent, or $86 million. Increased employee-related costs, primarily related to accrued incentive compensation and, to a lesser extent, employee-benefit related expenses, were the primary drivers of the increase in SG&A expenses. SG&A expenses also increased because of higher expenses associated with the institution of a royalty system for ROUNDUP READY soybean traits in Brazil.
     o We recognized $69 million of noncash goodwill adjustments in the first quarter of 2004, related to our global wheat business. Our decision to exit the European wheat business required us to reevaluate the goodwill related to the wheat reporting unit for impairment.
     o Restructuring charges - net were recorded in both nine-month periods. Restructuring charges recorded in the first nine months of 2004 for the fiscal year 2004 restructuring plan were $72 million. Our first nine months of 2004 restructuring charges were reduced by $6 million of restructuring reversals related to our prior restructuring plans. During the prior year comparable period, we recognized $51 million of restructuring charges in operating expenses related to our 2002 restructuring plan. These restructuring charges were offset by $12 million of restructuring reversals related to the 2000 and 2002 restructuring plans. Thus, restructuring charges - net were $66 million for the first nine months of 2004 and $39 million in the prior year comparable period.
     o Bad-debt expense increased $36 million in the first nine months of 2004. We recorded $64 million in higher bad-debt expense from the same

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          period a year ago for exposures related to potential uncollectible Argentine accounts receivable. Lower bad-debt expenses in Europe and the United States somewhat offset the increase in Argentina. In fiscal year 2004, we continued to restructure our Argentine business model. This redesign focused on streamlining distribution, improving working capital management and rationalizing our product portfolio. In addition, these changes, coupled with the continued economic and business challenges, led to increased credit exposure. We have performed a thorough review of our past due trade receivables in Argentina and, as a result, have increased the allowance for estimated uncollectible receivables. Although we cannot determine with certainty how government actions and economic conditions in Argentina will affect the value of net receivables outstanding, we continue to pursue customer collections aggressively to minimize exposure. The increase in bad-debt expense also included a reserve for trade receivables related to two minor crops that were exited during fiscal 2004, which has resulted in a lower probability of collection. The first nine months of 2004 also had higher bad-debt expense incurred in the normal course of business.
     o R&D expenses increased three percent, or $10 million, from last year's first nine months. As a percent of sales, R&D expenses for the first nine months of 2004 declined one percent from the comparable prior year period.

          Net interest expense for the first nine months of 2004 totaled $53 million, which was consistent with net interest expense of $52 million in the same period a year ago. Our average borrowing level in the first nine months of the current fiscal year of $1.5 billion was consistent with our average borrowing levels in the prior year comparable period.

          We recorded other expense - net of $114 million in the first nine months of 2004 and $40 million in the comparable period last year. During the first nine months of 2004, we recorded $43 million for the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. Refer to Note 14 - Commitments and Contingencies - for further details. Foreign-currency translation losses, hedging losses and several individually immaterial items in other miscellaneous expense caused the remainder of the year-over-year increase. Please see Note 16 - Other Expense - Net - for further details.

          Income tax expense for the first nine months of fiscal 2004 increased four percent to $157 million, compared to an increase in pretax earnings of nine percent. The effective tax rate improved to 34 percent, a reduction of one percent versus the prior year period. Absent the goodwill adjustments in the first quarter of fiscal year 2004, the effective tax rate would have been 29 percent, a reduction of six percent versus the prior year period. This improvement was driven primarily by a favorable adjustment to our income tax reserve and, to a lesser extent, the geographic mix of earnings projected for fiscal 2004 versus those in fiscal 2003. A settlement was reached with the IRS on a number of issues. As a result, we have recorded a favorable adjustment in our third quarter 2004 results. In addition, income tax expense for the first nine months of 2004 includes two adjustments for valuation allowances against our deferred tax assets in Argentina and Brazil. For further details of these deferred tax adjustments, please refer to Note 7 - Income Taxes.

          Discontinued operations generated an aftertax gain of $1 million in the first nine months of 2004, reflecting $1 million in aftertax restructuring income. We were able to obtain a higher value for the wheat and barley business and related assets that were previously written down in the first quarter of 2004. SFAS 144 requires a company to adjust the fair value of assets held for sale to reflect the anticipated sales proceeds but not in excess of their pre-write down book value. Accordingly, in third quarter of fiscal 2004, we adjusted the value of the European wheat and barley assets by $25 million pretax because of higher than anticipated sales proceeds and lower than expected employee termination costs. Despite the pretax charges of $9 million, we recorded an income tax benefit of $10 million. The European wheat and barley intangible assets that were written down in the first quarter of 2004 were tax effected. Since the assets originally had no tax basis, the previously recorded deferred tax liability was reversed with the first quarter 2004 write down. The third quarter 2004 increase in intangible assets was not tax effected because, based on recently obtained valuation information, these assets have been reassessed and the revised tax basis approximately equals the adjusted book basis. Discontinued operations in the prior year period generated an aftertax loss of $9 million. For further details of our discontinued operations, please refer to Note 17 - Discontinued Operations.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          The factors above explain the change in income before cumulative effect of accounting change. In the first nine months of the prior year, a new accounting standard relating to asset retirement obligations was adopted on Jan. 1, 2003, which negatively affected our net income by $12 million, or $0.05 per share, aftertax.

          Seeds and Genomics Segment
                                                                     Nine Months Ended
                                                                          May 31,
                                                                  ------------------------
                                                                     2004        2003
                                                                     ----        ----
           Net sales
             Corn seed and traits                                  $   956     $  782
             Soybean seed and traits                                   636        561
             All other crops seeds and traits                          331        281
                                                                   -------     ------
                Total net sales                                    $ 1,923     $1,624
                                                                   =======     ======

           Gross profit
             Corn seed and traits                                  $   578     $  445
             Soybean seed and traits                                   400        344
             All other crops seeds and traits (1)                      211        181
                                                                   -------     ------
                Total gross profit                                 $ 1,189     $  970
                                                                   =======     ======

           EBIT(2)                                                 $   341     $  343
                                                                   =======     ======

          (1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
          (2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 15 - Segment Information - for further details.

          Net sales for the Seeds and Genomics segment increased 18 percent, or $299 million, to $1,923 million in the first nine months of 2004. Sales increased for all seed and trait crops in the first nine months of 2004 from the same period a year ago. Corn seed and traits was the largest contributor, representing 58 percent of the total segment improvement. Net sales for corn seed and traits in the first nine months of 2004 increased 22 percent, or $174 million, from the prior year comparable period. Corn seed and trait sales were driven higher primarily by increases in the United States. Corn seed net sales also increased in Brazil and Europe, and to a lesser extent, in Mexico. Argentina corn seed and trait sales declined slightly, which partially offset the gains in the above regions. Gross profit for this segment increased 23 percent, or $219 million, from the comparable prior year period. As a percent of net sales, gross profit increased two percentage points to 62 percent in the first nine months of 2004.

          The  increase  in U.S.  corn  seed  was  because  of  stronger  market performance and increased average net selling prices. Our branded corn business expects to capture 14 share points this year, which is a one-point increase over the prior year. Sales of U.S. corn traits increased primarily because of growth in stacked traits and higher corn trait penetration. The number of U.S. acres in 2004 that growers chose to plant with stacked corn traits has increased substantially. To a lesser extent, the timing of licensed trait royalties also favorably impacted the year-over-year comparison. Corn seed net sales in Brazil increased from the same period a year ago because of improved market conditions, which included a fiscal 2004 price increase, a mix shift to higher value products, and the favorable Brazilian real exchange rate. Europe corn seed sales increased because of favorable exchange rates, market share gains in France and Turkey, and a favorable product mix. Argentina experienced drought conditions in an extremely competitive marketplace in the first nine months of 2004, which led to a decrease in net sales of corn seed and traits from the prior year comparable period. The unfavorable weather conditions caused many farmers to reduce plantings in the first nine months of 2004, and to shift to other crops such as soybeans.

          Soybean seed and traits net sales increased 13 percent, or $75 million, in the first nine months of 2004 and were driven by higher soybean trait sales in the United States compared to the same period a year ago.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     U.S. soybean trait revenues benefited from higher prices for branded soybeans and royalties from seed licensees.

          All other crops seed and trait sales in the first nine months of 2004 increased 18 percent, or $50 million, from the first nine months of 2003. Canadian canola trait revenues increased because of timing of branded canola trait revenues and royalties from seed licensees and, to a lesser extent, favorable exchange rates. The timing was a shift from fourth quarter to third quarter in fiscal year 2004 versus the same period a year ago. Cotton trait revenues in India for the first nine months of 2004 improved from the same period a year ago primarily because of increased acreage planted with BOLLGARD cotton traits. In the prior year, farmers saw the crop protection benefits of our cotton traits. As a result, more farmers began using or increased their acreage planted with BOLLGARD traits in the current year. Revenues of cotton traits also increased in the United States because of higher average net selling prices and the introduction of ROUNDUP READY BOLLGARD II traits.

          EBIT for the Seeds and Genomics segment decreased less than one percent in the first nine months of 2004 from the prior year comparable period. Gross profit as a percent of sales for the Seeds and Genomics segment increased two percentage points to 62 percent because of the gross profit improvement that comes from stacking more than one biotech trait in corn, higher volumes and average net selling prices for branded corn, and higher corn seed royalties from licensees. Gross profit also benefited from higher branded soybean trait prices and royalties from licensees. The timing of Canadian canola, soybean and corn trait royalties favorably impacted this ratio. Additionally, branded corn seed COGS per unit was lower in the United States because of higher yield and higher planting due to expected market share growth. Operating expenses increased primarily because of higher SG&A expenses and the $69 million global wheat goodwill impairment. SG&A expenses increased because a higher percentage of certain expenses was allocated to this segment in the first nine months of 2004 versus the same period a year ago based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations. The allocation percentages were changed at the beginning of fiscal 2004. Our allocation methodology is primarily based on the ratio of sales of the Seeds and Genomics segment to total Monsanto sales, and is consistent with our historical practice. SG&A expenses also increased in the first nine months of 2004 because of higher accrued incentive compensation. To a lesser extent, this segment also had higher bad-debt expense, R&D expense and restructuring expense in the first nine months of 2004.

          Agricultural Productivity Segment
                                                                        Nine Months Ended
                                                                             May 31,
                                                                      -----------------------
                                                                         2004        2003
                                                                         ----        ----
           Net sales
             ROUNDUP and other glyphosate-based herbicides               $1,380     $1,096
             All other agricultural productivity products                   896        887
                                                                         ------     ------
                Total net sales                                          $2,276     $1,983
                                                                         ======     ======

           Gross profit
             ROUNDUP and other glyphosate-based herbicides               $  489     $  362
             All other agricultural productivity products (1)               377        383
                                                                         ------     ------
                Total gross profit                                       $  866     $  745
                                                                         ======     ======

           EBIT(2)                                                       $  177     $  137
                                                                         ======     ======

          (1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 3 - Restructuring, and "Restructuring" in MD&A for further details.
          (2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 15 - Segment Information - for further details.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          Net sales for the Agricultural Productivity segment increased 15 percent, or $293 million, to $2,276 million in the first nine months of 2004 from $1,983 million in the comparable prior year period. An increase in sales of ROUNDUP herbicides and, to a lesser extent, other glyphosate-based herbicides contributed to the net sales increase in the first nine months of 2004 for the Agricultural Productivity segment. Gross profit for this segment increased 16 percent to $866 million from last year's same period level of $745 million. As a percent of net sales, gross profit was 38 percent in both nine-month periods. Gross profit as a percent of sales for this segment would have increased slightly if restructuring expenses were excluded from cost of goods sold. In the first nine months of 2004, we recorded $13 million of restructuring charges related to the fiscal year 2004 restructuring plan in cost of goods sold. During the prior year comparable first nine months, we recorded $9 million in cost of goods sold for the 2002 restructuring plan. For further details on our restructuring plans, please see the "Restructuring" section of MD&A and
     Note 3 - Restructuring.

          Net sales of ROUNDUP and other glyphosate-based herbicides increased in all world areas for the first nine months of fiscal 2004 compared to the same period a year ago. The largest increases in year-over-year net sales were achieved in Brazil, Argentina and Australia. To a lesser extent, Canada and the United States had increases in ROUNDUP net sales in the first nine months of fiscal 2004 from the same period a year ago. Brazil's net sales of ROUNDUP and other glyphosate-based herbicides in the first nine months of 2004 benefited from improved market and pricing conditions, our operational changes that took place in the prior year, and the favorable effect of the Brazilian real exchange rate. Net sales of ROUNDUP herbicides in Argentina increased in the first nine months of 2004 compared to the same period in the prior year. Argentine sales in the first quarter of fiscal year 2003 included the effect of actions taken in conjunction with our customers during a time of economic and market turmoil. A one-time exception to our policy regarding crop protection product returns reduced the first nine months of 2003's sales by approximately $60 million, but also reduced risks for both parties. Excluding the prior year actions, net sales slightly decreased in the first nine months of 2004 because sales were negatively affected by competitive conditions and dry weather. Sales of glyphosate products in Australia increased for the first nine months of 2004 from the same period a year ago because of improved market conditions and favorable exchange rates.

          Canadian ROUNDUP net sales increased because of the introduction of ROUNDUP WEATHERMAX, favorable weather conditions and favorable exchange rates. Compared to the prior year, some Canadian ROUNDUP 2004 sales occurred earlier in the season as they shifted from the fourth quarter into the first nine months of 2004. Favorable wet weather conditions in late spring contributed to dealers taking a stronger inventory position. Additionally, a reorganized Canadian sales force focused on ROUNDUP played a role in the earlier season sales and higher demand. Net sales of ROUNDUP and, to a lesser extent, other glyphosate-based herbicides, in the United States increased in the first nine months of 2004 from the same period a year ago. Volumes for both branded and nonbranded glyphosate products increased, which were both partially offset by lower average net selling prices. Early positioning and applications of ROUNDUP drove business performance for the first nine months of 2004, and created a timing shift between third quarter and fourth quarter versus the prior year comparable period. During the first nine months of 2004, we continued to experience competitive pressures and a shift of sales volume to our lower-priced branded and nonbranded products. For the full year, we continue to expect a lower-value mix of branded and nonbranded products, and a decline in the market share of ROUNDUP herbicides in the United States compared to fiscal year 2003.

          Net sales of all other agricultural productivity products increased $9 million in the first nine months of 2004 from the same period a year ago. Sales increases in the first nine months of 2004 for lawn-and-garden herbicides and the environmental technologies business were partially offset by a sales decline in the animal agricultural business. Lawn-and-garden herbicide net sales increased because of strong market performance in the United States and favorable exchange rates in Europe. U.S. sales benefited from the introduction of a private label product at a large national retailer in fiscal 2004 and a favorable product mix. The environmental technologies business net sales increased in the first nine months of fiscal 2004 because of several major projects that were in progress; there were no major projects in the prior year comparable period. Sales of animal agriculture products decreased because of the POSILAC product allocation resulting from corrections and improvements being made by Sandoz GmbH at their manufacturing facility in Austria. For further explanation of the POSILAC product allocation, please refer to the "Agricultural Productivity" segment discussion for third quarter fiscal 2004 in MD&A.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          EBIT for the Agricultural Productivity segment increased $40 million for the first nine months of 2004. Gross profit year-over-year increased $121 million, however, as a percent of net sales was flat at 38 percent. Higher other expenses, bad-debt expense and restructuring expenses reduced EBIT. Other expenses were $67 million higher in the first nine months of 2004 from the same period a year ago. The increase in other expense was primarily because of the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy of $43 million. The increase in bad-debt expense was because of the uncollectible Argentine accounts receivable discussed in the "Results of Operations - First Nine Months of Fiscal Year 2004" section of MD&A. Net restructuring charges recorded in the first nine months of 2004 were $51 million compared to $29 million recorded in the same period a year ago. Offsetting these higher expenses was the impact of a lower allocation of certain SG&A expenses to the Agricultural Productivity segment in the first nine months of 2004. Please see the previous section "Seeds and Genomics Segment" for a further explanation of the change in allocation percentages between segments of SG&A expenses.

          Our Agreement with The Scotts Company

          In 1998, Monsanto entered into an agency and marketing agreement with The Scotts Company (Scotts) with respect to our lawn-and-garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn-and-garden business. Scotts' payment of a portion of this fee owed in each of the first three years of the agreement was deferred and is required to be paid at later dates, with interest. Monsanto is accruing the deferred portions of the $20 million annual fixed fee owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing the interest on the amounts owed by Scotts and including it in interest income. The total amount owed by Scotts, including accrued interest, was approximately $49 million and $50 million as of May 31, 2004, and Aug. 31, 2003, respectively. Scotts began paying these deferred amounts ($5 million per year in monthly installments) beginning in October 2002.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     Restructuring

          During the three months and nine months ended May 31, 2004, and May 31, 2003, we recorded charges relating to our restructuring plans. These net charges were recorded in the Statement of Consolidated Operations as outlined below. Please see Note 3 - Restructuring - for further details.

                                                                         Three Months Ended          Nine Months Ended
                                                                               May 31,                    May 31,
                                                                       ------------------------    -----------------------
                                                                          2004         2003           2004      2003(1)
                                                                          ----         ----           ----      ----
                 Cost of goods sold                                        $(2)          $--          $(19)       $(10)
                 Restructuring charges - net(2)                             (9)           --           (66)        (39)
                                                                           ---            --          ----        ----
                    Loss from continuing operations before income
                      taxes                                                 11            --           (85)        (49)
                 Income tax benefit                                          4            --            28          18
                                                                           ---           ---          ----        ----
                    Loss from continuing operations                         (7)           --           (57)        (31)
                 Income  (loss)  from   operations  of   discontinued
                    businesses(3)                                           25            --            (9)         --
                 Income tax benefit                                         --            --            10          --
                                                                           ---           ---          ----        ----
                    Income on discontinued operations                       25            --             1          --
                                                                           ---            --          ----        ----
                      Net income (loss)                                    $18           $--          $(56)       $(31)
                                                                           ===           ===          ====        ====

          (1) The $10 million of restructuring charges recorded in cost of goods sold was split by segment as follows: $1 million Seeds and Genomics and $9 million Agricultural Productivity. The $39 million of restructuring charges - net was split by segment as follows: $19 million Seeds and Genomics and $20 million Agricultural Productivity.
          (2) The restructuring charges for the three months ended May 31, 2004, were offset by $4 million in restructuring reversals related to prior plans, all of which was recorded in the Agricultural Productivity segment. Restructuring charges for the nine months ended May 31, 2004, and May 31, 2003, were offset by prior plan reversals of $6 million ($1 million in Seeds and Genomics and $5 million in Agricultural Productivity) and $12 million ($3 million in Seeds and Genomics and $9 million in Agricultural Productivity), respectively.
          (3) Fiscal year 2004 contains restructuring charges related to discontinued businesses (refer to Note 17 - Discontinued
               Operations). These restructuring charges were recorded in discontinued operations.

          Fiscal Year 2004 Restructuring Plan

          In October 2003, we announced plans to continue to reduce the costs associated with our agricultural chemistry business as that segment matures globally. Total restructuring charges approved under the fiscal year 2004 restructuring plan were $289 million pretax. We will further concentrate our resources on our core seeds and traits businesses. These plans included: (1) reducing costs associated with our ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. These actions were originally expected to require restructuring charges of up to $220 million pretax ($155 million aftertax) in fiscal year 2004. Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business (refer to Note 6 - Goodwill and Other Intangible Assets). The goodwill impairment was not deductible for tax purposes. The following table outlines the pretax restructuring charges related to our fiscal year 2004 restructuring plan recorded by segment in continuing operations and discontinued operations for the three months and nine months ended May 31, 2004. We are following SFAS 144 and SFAS 146 to account for these actions.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

                                                                                Three Months       Nine Months
                                                                                    Ended             Ended
                                                                                May 31, 2004       May 31, 2004
                                                                               ----------------   ---------------
                       Continuing Operations:
                          Seeds and Genomics                                          $   2           $  35
                          Agricultural Productivity                                      13              56
                                                                                       ----           -----
                            Total Continuing Operations                                  15              91

                       Discontinued Operations:
                          Seeds and Genomics                                            (25)              9
                          Agricultural Productivity                                      --              --
                                                                                       ----           -----
                            Total Discontinuing Operations                              (25)              9

                       Total Segment:
                          Seeds and Genomics                                            (23)             44
                          Agricultural Productivity                                      13              56
                                                                                       ----           -----
                            Total                                                      $(10)          $ 100
                                                                                       ====           =====

          In the first nine months of fiscal year 2004, we recorded pretax restructuring charges of $59 million related to work force reductions. Work force reductions in continuing operations of $56 million were primarily in the areas of R&D, manufacturing, information technology and marketing in the United States; downsizing the regional structure in Europe; and downsizing the sales force in Canada as a result of the realignment of the Canadian business to focus on the Seeds and Genomics segment. Discontinued operations work force reductions of $3 million were related to employees of the plant-made pharmaceuticals program. Facility closure charges in discontinued operations of $2 million related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations were $35 million, of which $19 million was recorded in cost of goods sold and the remainder in restructuring charges - net. Property, plant and equipment impairments of $10 million were recorded in the United States and, to a lesser extent, in Asia for the shutdown of production lines and disposal of equipment. We also recorded $9 million in inventory impairments related to discontinued seed hybrids in Argentina, discontinued agricultural chemical products and seed hybrids in Brazil, discontinued agricultural chemical products in Asia, and disposal of inventory at a production site being shutdown in Canada. Asset impairments in restructuring charges - net consisted of $11 million for the closure of an office building in the United States, $2 million for the closure of a research facility in Canada, an intangible asset impairment of $2 million in Asia, and approximately $1 million for the disposal of a computer system in Asia. Discontinued operations asset impairments of $4 million consisted of $2 million of property, plant and equipment impairments and $1 million of other intangible assets, both associated with the European wheat and barley business; and property, plant and equipment impairments of $1 million associated with the plant-made pharmaceuticals program. For details of restructuring charges recorded in third quarter 2004 for the fiscal year 2004 restructuring plan, refer to Note 3.

          We expect to incur total restructuring charges of $191 million pretax ($136 million aftertax) in fiscal year 2004 (not including the $69 million impairment of goodwill). For fiscal year 2004, we expect approximately $115 million of pretax charges to relate to the Seeds and Genomics segment and $145 million to relate to the Agricultural Productivity segment. We estimate that this restructuring will require approximately $140 million of cash, relating to work force reductions and to a lesser extent, facility closures. We also estimate we will incur $51 million of noncash pretax asset impairments during fiscal year 2004, not including the $69 million impairment of goodwill related to the global wheat reporting unit. Charges relating to asset impairments within the Seeds and Genomics segment are approximately $30 million lower than previously estimated due to the favorable results from the sale of the European wheat and barley business. The actions relating to this restructuring plan are expected to produce aftertax savings of approximately $20 million to $26 million in fiscal year 2004, approximately $80 million to $95 million in fiscal year 2005, and approximately $90 million to $105 million in fiscal year 2006, with continuing savings going forward. We expect that these actions will lower our costs, primarily SG&A, as a percent of sales.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          2002 Restructuring Plan (charges recorded in calendar year 2002)

          In 2002, Monsanto's management approved a restructuring plan to further consolidate or shut down facilities and to reduce the work force. Under this plan, various research and development programs and sites were shut down, and certain agricultural chemical manufacturing facilities in the Asia-Pacific region and the United States were closed or downsized. Certain seed sites were consolidated, and certain U.S. swine facilities were exited. In connection with this plan, we recorded $61 million pretax of restructuring charges during the first nine months of 2003. During the first nine months of 2003, $10 million was recorded in cost of goods sold and the remainder in the restructuring line item. The company also recorded reversals of $12 million in the nine months ended May 31, 2003, for the 2000 and 2002 restructuring plans. Net pretax restructuring expenses of $49 million were recorded in the nine months ended May 31, 2003.

          As of May 31, 2004, the liability balance for the 2002 restructuring plan was less than $1 million. The reserve balance decreased approximately $5 million during the nine months ended May 31, 2004. The reserve balance was reduced $1 million for cash severance payments to former employees and $2 million for facility closure actions that were completed. No additional work force separation payments are expected, and accordingly, the remaining reserves for work force reductions of $1 million were reversed in third quarter 2004. The remaining facility closure actions associated with this plan are expected to be completed in fourth quarter 2004. The remaining actions will be funded from operations, and are not expected to significantly affect the company's liquidity. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

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

          As of May 31, 2004, the liability balance for the 2000 restructuring plan was less than $1 million. The reserve balance decreased approximately $8 million during the nine months ended May 31, 2004. The 2000 plan restructuring reserves decreased $3 million due to the sale of a U.S. manufacturing plant during the second quarter of 2004. In addition, reversals of $3 million were recorded in the first nine months of fiscal year 2004 ($2 million in third quarter 2004) related to work force reductions. Reversals were recorded primarily because costs were lower than originally estimated. The remaining facility closure actions associated with this plan are expected to be completed in fourth quarter 2004, and are not expected to significantly affect the company's liquidity. These actions under the 2000 restructuring plan have yielded annual cash savings of more than $100 million.

     Financial Condition, Liquidity, and Capital Resources

     Working Capital and Financial Condition

                                                        As of               As of                As of
                                                     May 31, 2004       Aug. 31, 2003        May 31, 2003*
                                                     ------------       -------------        -------------
                      Working capital                   $3,179              $2,920               $3,055
                      Current ratio                     2.75:1              2.45:1               2.53:1

                  *All data as of May 31, 2003, are derived from our unaudited consolidated statement of financial position, which is not presented herein.

          Working capital increased $259 million from Aug. 31, 2003, to May 31, 2004. Current assets increased $61 million, and current liabilities decreased $198 million. An increase in trade accounts receivable was somewhat offset by decreases in short-term investments and deferred tax assets. Trade accounts receivable as of May 31, 2004, increased $441 million from the level as of Aug. 31, 2003. The increase was primarily

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


     because of the seasonality of our business. A large amount of the trade receivables balance as of May 31, 2004, represented sales of our Agricultural Productivity products in the United States. These U.S. receivables will become due in the fourth quarter of 2004. There were no short-term investments as of May 31, 2004, and $230 million in short-term investments as of Aug. 31, 2003. We invested excess cash in short-term securities as of Aug. 31, 2003. There was no impact to working capital between May 31, 2004, and Aug. 31, 2003, for the taxes related to the PCB litigation settlement. When the PCB litigation settlement was funded in September 2003, the deferred tax asset balance was reduced and the current tax liability decreased. Current liabilities decreased from Aug. 31, 2003, to May 31, 2004, primarily because of the $400 million payment for the PCB litigation settlement. Short-term debt was $132 million higher as of May 31, 2004, compared to Aug. 31, 2003. The increase in short-term debt lowered our working capital. Total debt outstanding as of May 31, 2004, and Aug. 31, 2003, was unchanged at approximately $1.5 billion for both periods; the mix shifted from long-term to short-term based upon current maturities.

          Working capital as of May 31, 2004, increased $124 million from May 31, 2003, reflecting lower current assets of $51 million and lower current liabilities of $175 million. Current assets decreased because of $142 million  in lower  inventory  and $131  million  in  lower  trade  accounts
     receivables,   which  were  partially   offset  by  higher  cash  and  cash
     equivalents of $198 million. Argentine finished goods seed inventory declined primarily because of higher inventory obsolescence charges in 2004 and product line discontinuances. ROUNDUP finished goods inventory declined in Argentina because of higher third quarter 2004 sales compared to the same period in the prior year (refer to the "Results of Operations - Third Quarter Fiscal Year 2004" section of MD&A), which lowered our inventory levels as of May 31, 2004. For both segments in Argentina, we have been focused on improved inventory management in 2004. Finished goods inventory also declined in the United States because of product rationalization of ROUNDUP and other selective herbicides. Further, the United States produces glyphosate intermediate product to meet global demand; as sales outside the United States increased, there has been less glyphosate intermediate product available for U.S. production, causing finished goods inventory levels to decline. Trade accounts receivable were lower as of May 31, 2004, compared to May 31, 2003, primarily because of lower accounts receivable in Argentina and the United States. We increased our Argentine allowance for doubtful accounts in fiscal 2004, which lowered our accounts receivable balance. We saw a significant decline in the Argentine, and, to a lesser extent, the U.S. days sales outstanding between the respective periods. U.S. collections improved because of prepayments in both segments, which were somewhat offset by higher sales. Current liabilities decreased because of a lower current tax liability and lower short-term debt levels. The current tax liability was approximately $164 million lower than the balance as of May 31, 2003. The current tax liability decreased between May 31, 2003, and May 31, 2004, because of the taxes related to the PCB litigation settlement, which became deductible in September 2003 when we funded the PCB litigation settlement, and the payment of income taxes owed to Pharmacia in the first nine months of 2004. Short-term debt was approximately $150 million lower as of May 31, 2004. We had no commercial paper outstanding as of May 31, 2004, and approximately $135 million of commercial paper outstanding as of May 31, 2003. Total debt outstanding was approximately $1.5 billion as of May 31, 2004, and $1.7 billion as of May 31, 2003.

          Customer Financing Program: In connection with a financing option that is available to certain of our customers, we collected approximately $124 million in the first nine months of 2004 and $153 million during the same period last year. This $500 million revolving credit and liquidity facility allows certain U.S. customers to finance product purchases, and allows us to reduce our reliance on commercial paper borrowings. The company originates these loans on behalf of the third-party specialty lender using Monsanto's credit guidelines approved by the lender, a special purpose entity. The loans are sold to multi-seller commercial paper conduits through a non-consolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first loss guarantee of up to $100 million. We have not issued, nor are we obligated to issue, any debt or equity securities in connection with this arrangement.

          The customer loan balance outstanding as of May 31, 2004, and May 31, 2003, was $97 million and $129 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing sold loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing customers with direct credit purchase terms. Servicing fee revenues were not significant. As of May 31, 2004, Monsanto's guarantee liability was less than $1 million, based on our

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

     Cash Flow
                                                                             Nine Months Ended
                                                                                  May 31,
                                                                           -----------------------
                                                                              2004        2003
                                                                              ----        ----
                 Net cash provided by operations                              $112         $554
                 Net cash provided (required) by investing activities           60         (195)
                                                                              ----         ----
                      Free Cash Flow                                           172          359
                 Net cash required by financing activities                    (126)        (368)
                                                                              ----         ----
                      Net Increase (Decrease) in Cash and Cash
                      Equivalents                                             $ 46         $ (9)
                                                                              ====         ====

          Free cash flow (refer to the "Financial Measures" section of MD&A) decreased $187 million for the first nine months of 2004 to $172 million from $359 million in the prior year comparable period. The primary drivers of the decrease were the PCB litigation settlement and pension funding. In September 2003, we paid $400 million related to the Solutia PCB litigation settlement. We are also continuing to voluntarily contribute to our U.S. qualified pension plan, with $150 million contributed in the first nine months of 2004 compared to $35 million in the first nine months of 2003.

          The change in accounts receivable required cash of $496 million in the first nine months of 2004 and $183 million in the first nine months of 2003. Sales increased in the current nine-month period at a rate higher than our rate of collections during this time period. Although our year-to-date collections have increased substantially as compared to the nine months ended May 31, 2003, our increase in year-to-date sales more than offset this improvement in collections in the cash flow statement.

          Deferred income taxes were a source of cash of $213 million in the first nine months of 2004 and a use of cash of $48 million in the comparable prior year period. Similar to the current tax liability discussion in "Working Capital and Financial Condition", the PCB litigation settlement expense was the primary driver of this line. The tax impact of the PCB litigation settlement was recorded in the current deferred tax asset account as of Aug. 31, 2003. In September 2003 after the PCB litigation settlement was funded, this amount was recorded to current tax liability. Essentially the higher source of cash from deferred income taxes was offset by the higher use of cash for accounts payable and accrued liabilities in the first nine months of 2004 from the same period in the prior year. Thus, overall net cash from operations was unaffected by taxes related to the PCB litigation settlement in the first nine months of 2004.

          Net cash provided by investing activities was $60 million for the first nine months of 2004 compared to net cash required by investing activities of $195 million in the prior year comparable period. The fluctuation between the nine-month periods was primarily because of purchases and maturities of short-term investments. For the first nine months of 2003, we invested $250 million in short-term securities in December 2002, which matured in April and May of 2003. Thus, there was no cash flow impact of short-term securities during the nine months of 2003. During the first nine months of 2004, short-term investments of $230 million matured in October 2003, and we reinvested $250 million in short-term securities in December 2003. The December 2003 securities matured in March and April 2004. The net impact was a source of cash in the amount of $230 million. Investment and property disposal proceeds exceeded prior year by $16 million primarily because of the sale of an equity security during the first nine months of 2004. Capital spending was down two percent from the prior year level of $151 million.

          Net cash required by financing activities was $126 million in the first nine months of 2004 compared to $368 million for the first nine months of 2003. The net change in cash required for short-term financing was $51 million in the first nine months of 2004 and $459 million in the first nine months of 2003. During the first nine months of 2004, we had

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     strong cash flows, which has reduced our need for seasonal borrowings. In the first nine months of 2003, we used our free cash flow to pay down our short-term borrowings. Commercial paper outstanding decreased approximately $480 million between Aug. 31, 2002, and May 31, 2003. No commercial paper was outstanding as of Aug. 31, 2003, and May 31, 2004. Long-term debt proceeds in the first nine months of 2004 were from our Brazil medium term borrowings. During the first nine months of 2003, we issued $250 million of 4% Senior Notes under our May 2002 shelf registration. Stock option exercises totaled $163 million during the first nine months of 2004 compared to no exercises in the prior year comparable period. During the first nine months of 2004, treasury share purchases totaled $133 million. The share repurchases are part of our three-year, $500 million share repurchase program, which was authorized by the Executive Committee of the board of directors on July 31, 2003. Dividend payments increased 10 percent, or $9 million, for the first nine months of 2004. In April 2003, the board of directors approved an increase in the quarterly dividend from 12 cents per share to 13 cents per share. In May 2004, the board of directors approved an increase in the quarterly dividend from 13 cents per share to 14.5 cents per share.

     Capital Resources and Liquidity

          Effective June 4, 2004, we finalized a new five-year, $1 billion revolving credit facility. This facility replaces the existing $500 million five-year and $500 million 364-day facilities. Covenants under the $1 billion revolving credit facility are consistent with the facilities replaced.

     Contingent   Liabilities  Relating  to  Solutia  Inc.   (Off-Balance  Sheet
     Arrangement)

          Under our Separation Agreement with Pharmacia, we were required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with the spinoff of Solutia on Sept. 1, 1997 (Solutia's Assumed Liabilities), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia. In general, this indemnification obligation applies to Solutia's Assumed Liabilities for which Pharmacia would otherwise be required to pay. Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including Solutia's Assumed Liabilities. Solutia has notified Pharmacia and Monsanto that it is repudiating its obligation to defend litigation which Solutia had been managing or to accept new cases relating to Solutia's Assumed Liabilities pursuant to the terms of agreements between Pharmacia, Solutia and Monsanto. Solutia has also taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations except within the boundaries of its current operations. If Solutia is discharged from all or a portion of Solutia's Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. Part I.
     Item 1 - Note 14 - Commitments and Contingencies - includes further information regarding Solutia's Assumed Liabilities and the reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity. Also see Part II. Item 1 - Legal Proceedings - and Item 5 - Other Information - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc. - for further information.

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

          As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. Our research and marketing focuses on three crops grown on significant acreage: corn, soybeans and cotton. Following our announced exit from our European breeding and seed business for wheat and barley, we entered into a definitive agreement in third quarter of fiscal year 2004 for the sale of assets associated with that business, and finalized the sale in June 2004. Recently, we made the decision to realign our research and development investments to accelerate the development of new and improved traits in corn, cotton and oilseeds. As part of this realignment, we are deferring all further efforts to introduce ROUNDUP READY wheat, until such time that other wheat biotechnology traits are introduced. This decision was reached after a comprehensive review of our research investment portfolio and extensive consultation with customers in the wheat industry.

          We will also focus geographically on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. These actions allow us to diversify our exposure to risk from changes in the marketplace.

          Our financial strategy will continue to emphasize both earnings and cash flow, and we believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning cash to shareowners. Our board of directors increased our dividend rate in April 2003, and again in May 2004. We began our share repurchase program in the first quarter of 2004. We expect to continue the share repurchase program until the earlier of July 2006 or such time as we have reached the $500 million amount authorized by the board of directors. We also applied our strong cash position to participate in a settlement of Solutia's PCB litigation and continue to make voluntary contributions to our pension plan. We will also evaluate using our cash position for acquisition opportunities that meet the strategic needs of our seed and traits businesses or for technology arrangements that have the potential to increase the efficiency and effectiveness of our research and development efforts.

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

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          We implemented changes in how we approach our Argentina business that negatively impacted our sales and earnings in fiscal year 2003 and the first nine months of 2004 but are intended to stabilize our business position in this important agricultural market. The actions we have taken with our customers were designed to reduce risk and to balance earnings and cash during a particularly difficult economic period. We continue to follow through on business decisions made in recent years aimed at maintaining market leadership and restoring profitability in Argentina. Although economic and market uncertainties remain, we believe we are making progress. In addition, we continue to focus on reducing inventories and receivables in Argentina.

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

          Key near-term growth opportunities in seeds and traits include:

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

          We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business because it allows Monsanto to earn a greater share of the farmer's expenditures on each acre. Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. Stacked-trait cotton overtook single-trait cotton products in Monsanto's product mix in 2003. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

          The  EPA  has  granted  Monsanto  registration  and we  have  obtained
     Japanese import approval for YIELDGARD Plus, YIELDGARD Corn Borer and YIELDGARD Rootworm stacked traits in corn, with ROUNDUP READY. We will be

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     launching this product in the United States in fiscal year 2005. Another source of growth in the near term is the commercialization of second-generation traits, such as BOLLGARD II cotton. In addition to delivering new stacked-trait products and second-generation traits in the near term, we are working toward developing products to generate long-term growth. We believe our strategic head start in first- and second-generation input traits will give us a leadership position in developing output traits that provide consumer benefits and create value for the food industry.

          We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are pursuing strategies that enable growth even with delays in some global regulatory approvals. The Brazilian government passed a measure, which legalized the planting of ROUNDUP READY soybeans in Brazil for the 2003-2004 crop year. Although we expect this legislation to extend to the 2004-2005 crop year, the extension is not yet completed. Monsanto is working with the Brazilian grain industry to collect royalties for the use of our technology, as ROUNDUP READY grain is sold to grain handlers. We are continuing our efforts to obtain long-term approval for the planting of ROUNDUP READY soybeans in Brazil, and plan to continue to develop a royalty system, which matches the decisions made by the government of Brazil. More than 95 percent of the grain handlers in two southern Brazil states have signed contracts to collect this royalty upon the delivery and sale of the grain produced with ROUNDUP READY soybean technology. We have collected checks from grain handlers in these two southern states, however, after deducting expenses we expect the system to have a roughly neutral to negative effect on our earnings in fiscal year 2004. This same approach may also be applicable to other parts of Latin America. However, there is no certainty that royalties on ROUNDUP READY soybeans will be profitably collected in Brazil or other parts of Latin America. Additionally, Monsanto is pursuing approvals to enable the importation of corn and processed corn products that contain the ROUNDUP READY and YIELDGARD rootworm traits into Europe. Crop import restrictions in some key markets, most notably the European Union (EU), reduce potential expansion of current and future biotechnology crops in the United States and other markets where they are approved. The development of effective systems to enable farmers growing crops in the United States to sell into elevator systems that do not export to the EU, however, is mitigating the effect of these restrictions.

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

          As expected, the market share and net average selling price of ROUNDUP herbicides in the United States have declined since the patent expired in 2000. Although prices may continue to decline in the future, we do not currently expect the decline in the future net average selling price to be as significant as it has been in recent years. We expect the net average selling price of ROUNDUP in the United States in fiscal 2005 to be generally consistent with the net average selling price for fiscal 2004. We also believe we will be able to maintain our leadership position and continue to generate cash from this business. In postpatent markets around the world, ROUNDUP has maintained a leading market position and a price premium compared with generics. We will continue to support the market leadership of ROUNDUP with product innovations, superior customer service

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     and logistics, low-cost manufacturing, and further expansion of ROUNDUP READY crops and conservation tillage.

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

          Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in ROUNDUP, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We continue to reduce production costs, and we are also achieving reductions in working capital through careful management of inventories. Several years ago distribution channel inventories had increased significantly in the United States. However, ROUNDUP distribution inventory levels at the end of fiscal year 2003 were slightly down from levels at the end of fiscal year 2002. Distribution inventory levels as of May 31, 2004, continued to be flat compared to the same date in the prior year.

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

          Our lawn-and-garden herbicide business remains a strong cash generator and supports Monsanto's brand equity in the marketplace. Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. The active ingredient for POSILAC is manufactured both at our new plant in Augusta, Georgia, and by Sandoz GmbH in Austria. Sandoz also manufactures the finished dose formulation of POSILAC, and will remain the sole supplier of the finished dose formulation until we obtain approval from the FDA to manufacture the finished dose formulation at Augusta. In second quarter of fiscal year 2004, we notified our customers that supplies of POSILAC would be temporarily limited while Sandoz completes necessary corrections and improvements at its facility in response to issues identified by the FDA. This limitation has temporarily reduced volumes of POSILAC available for sale and required us to allocate available supplies. The allocation is expected to have a material adverse effect on POSILAC revenues as long as it continues.

          Other Information

          As discussed in Part I. Item 1 - Note 14 - Commitments and Contingencies, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

          For  additional   information   on  the  outlook  for  Monsanto,   see
     "Cautionary Statements: Risk Factors Regarding Forward-Looking Statements."

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     Critical Accounting Policies and Estimates

          In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in
     Note 2 - Significant Accounting Policies - to the consolidated financial statements contained in our report on Form 10-K for the transition period ended Aug. 31, 2003. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

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

          Litigation and Other Contingencies: We are involved in various patent, product liability, consumer, commercial, environmental and other litigation, claims and legal proceedings, for example proceedings relating to Solutia's bankruptcy filing; environmental remediation; and government investigations. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If our assessment of the various factors changes, we may change our estimates. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

     New Accounting Standards

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include the assets, liabilities and results of operations of the variable interest entity in its financial statements.

          Monsanto adopted the provisions of FIN 46R for the quarter ended Feb. 29, 2004, for interests in variable interest entities that are considered to be special-purpose entities. Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 4 - Customer Financing Program - for a description of this arrangement. This special-purpose entity is consolidated.

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

          As of May 31, 2004, the company adopted the provisions of FIN 46R for all other types of variable interest entities. The company has evaluated its relationships with two entities and has determined that, although the entities are variable interest entities and Monsanto holds variable interests in the entities, these investments are not required to be consolidated in the company's financial statements pursuant to FIN 46R as Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which the company had a nine percent equity investment as of May 31, 2004. Monsanto currently has an agreement in place under which Monsanto makes payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $31 million and total liabilities of $13 million as of Dec. 31, 2003, and revenues of $20 million for the year ended Dec. 31, 2003. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus in corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $24 million and total liabilities of $17 million as of Dec. 31, 2003, and revenues of $18 million for the year ended Dec. 31, 2003. As of May 31, 2004, Monsanto's total estimate of maximum exposure to loss as a result of its relationships with these entities is approximately $23 million, which represents Monsanto's equity investments in these entities.

          In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare
     Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of our postretirement benefit obligation and expense. As permitted by FSP 106-1, we made a one-time election to defer accounting for the effect of the Act and, as a result, the amounts included in the consolidated financial statements related to our postretirement benefit plans do not reflect the effects of the Act. In May 2004, the FASB issued FSP No. 106-2 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for Monsanto's first quarter of fiscal year 2005. Monsanto is currently evaluating the effect that the adoption of FSP 106-2 will have on its results of operations and financial condition. Final authoritative guidance could require the company to change previously reported information.

          In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional interim and annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required interim disclosures were effective for Monsanto in the third quarter of fiscal year 2004, and the required annual disclosures are effective for Monsanto's Form 10-K for the fiscal year ended Aug. 31, 2004. Refer to Note 9 - Postretirement Benefits
     - Pensions - for the required quarterly disclosures.

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

          In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143, which was effective for Monsanto on Jan. 1, 2003, addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with APB Opinion 20, we recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net

                        MONSANTO COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

     property,   plant  and  equipment  increased  by  $10  million,  and  asset retirement obligations (a component of noncurrent liabilities) of $30 million were recorded. Adoption of this standard did not affect the company's liquidity. If SFAS 143 would have been effective for all periods presented, net earnings would have been reduced by $1 million for the nine months ended May 31, 2003, with no change to reported diluted earnings per share.

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

          Our forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance and the anticipated effect of our strategic actions; domestic or international economic, political and market conditions; and other factors that could affect our future operations or financial position. Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "will," and similar expressions.

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

          Adventitious Presence of Biotechnology Traits: The detection of unintended but unavoidable trace amounts (sometimes called "adventitious presence") of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from seeds containing these traits, may negatively affect our business or results of operations. The detection of adventitious presence of traits not approved in the country where detected may result in the withdrawal of seed lots from sale, or in compliance actions such as crop destruction or product recalls. Some growers of organic and conventional crops have claimed that the adventitious presence of any biotechnology traits if present in their crops could cause them commercial harm. The potential for adventitious presence of biotechnology traits is a factor in general public acceptance of these traits. Concern about adventitious presence may possibly lead to increased regulation, which may include: requirements for labeling and traceability; liability transfer mechanisms such as financial protection such as insurance; and possible restrictions or moratoria on testing, planting or use of biotechnology traits.

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

          Litigation and Contingencies: We are involved in major lawsuits concerning contracts, intellectual property, biotechnology, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, in connection with the separation of our businesses from those of Pharmacia on Sept. 1, 2000, we were required to indemnify Pharmacia for Solutia's Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and is seeking relief from paying certain liabilities, including Solutia's Assumed Liabilities. Both prior to and since its Chapter 11 filing, Solutia has failed to perform obligations relating to some of Solutia's Assumed
     Liabilities including repudiating its obligation to defend certain litigation proceedings and refusing to perform certain of its environmental obligations. In order to protect its and Pharmacia's interest, Monsanto has advanced, and expects to advance in the future, funds to pay for some of Solutia's Assumed Liabilities, in light of Solutia's refusal to pay for those liabilities, and for legal and other expenses related to Solutia's bankruptcy. If Solutia is discharged from all or a portion of these liabilities and obligations in its Chapter 11 proceeding, Monsanto may be required to indemnify Pharmacia for all or a portion of them. It is reasonably possible that such advancement of funds and/or obligation to indemnify Pharmacia will result in a material adverse effect on Monsanto's financial position, profitability and/or liquidity. Additional information about our relationship with Solutia and risks related to Solutia may be found in Part I. Item 1 - Note 14 - Commitments and Contingencies and in other sections of this report.

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

Item 4.  CONTROLS AND PROCEDURES

          We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of May 31, 2004 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

          During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

          Pursuant to the Separation Agreement, we were also required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia. In general, this indemnification obligation applies to Pharmacia liabilities that were assumed by Solutia, pursuant to the Distribution Agreement, and which Pharmacia would otherwise be required to pay. The liabilities that Solutia assumed from Pharmacia are referred to as "Solutia's Assumed Liabilities." Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

          On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including some or all of Solutia's Assumed Liabilities. On Feb. 17, 2004, Solutia notified Pharmacia and Monsanto that it was disclaiming its obligation to defend litigation that Solutia had been managing, pursuant to powers of attorney granted by Pharmacia and by Monsanto under the Distribution Agreement, and to accept new cases relating to Solutia's Assumed Liabilities. We believe Solutia remains obligated to continue to defend such litigation unless and until discharged from such obligations by the Bankruptcy Court. However, in order to protect our interests and those of Pharmacia while that issue is resolved, we have assumed, on an interim basis, the management of that litigation for which Solutia has disclaimed responsibility. To the extent additional such matters arise in the future, we may also assume management of those matters for purposes of defense and resolution. We are advancing and expect to continue to advance funds for the defense, performance or disposition of these matters and will pursue recovery of our expenses from Solutia in the Chapter 11 proceeding. For additional information, see Part
     I. Item 1 - Note 14 - Commitments and Contingencies and Part II. Item 5 - Other Information - Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

          While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, excluding litigation relating to Solutia's Assumed Liabilities, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability and/or liquidity. As discussed in Part I. Item 1 - Note 14, it is reasonably possible that the resolution of Solutia's bankruptcy proceeding, including the allocation of responsibility for the litigation relating to Solutia's Assumed Liabilities, could have a material effect on our financial position, profitability and/or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting, including those related to Solutia's Assumed Liabilities.

          The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible and proceedings that we are managing related to Solutia's Assumed Liabilities. Other information with respect to legal proceedings appears in our report on Form 10-K for the transition period ended Aug. 31, 2003, and in our reports on Form 10-Q for the quarterly periods ended Nov. 30, 2003, and Feb. 29, 2004.

          Patent and Commercial Proceedings

          The following updates the proceedings involving Mycogen Plant Science Inc. (Mycogen Plant Science), now part of Dow AgroSciences LLC, a subsidiary of The Dow Chemical Company:

          o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our report on Form 10-Q for the quarterly period ended Feb. 29, 2004, on May 19, 1995, Mycogen Plant Science filed suit against the former Monsanto
               Company in the U.S. District Court in California alleging infringement of its patent involving synthetic Bt genes, and seeking unspecified damages and injunctive relief, which we refer to as the "Synthetic Bt case." Monsanto prevailed on summary judgment in dismissing all claims. On May 10, 2004, Mycogen Plant Science dismissed with prejudice its lawsuit against the former Monsanto Company. As part of that dismissal, Mycogen Plant Science was required to agree not to sue Monsanto, its affiliates, or its sublicensees under the patent at issue for all of Monsanto's current commercial and pipeline products.

          o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our report on Form 10-Q for the quarterly period ended Feb. 29, 2004, Monsanto was also involved in interference proceedings against Mycogen Plant Science in the U.S. Patent and Trademark Office to determine the first party to invent certain technology related to the synthetic Bt technology at issue in the California case. Under U.S. law, patents are issued to the first to invent, not the first to file for a patent on, a subject invention. If two or more parties seek patent protection on the same invention, as is the case with our synthetic Bt technology, the U.S. Patent and Trademark Office may hold interference proceedings to identify the party who first invented the particular invention in dispute. In prior litigation between the parties Monsanto has been determined to be the prior inventor of patent claims associated with synthetic Bt technology. On Jan. 29, 2004, the Board of Patent Appeals determined that Monsanto scientists were the first to invent synthetic Bt genes for expression in plants. As a result of this decision, we expect that Monsanto's scientists will receive a patent covering this technology. On March 29, 2004, Mycogen Plant Science filed with the U.S. District Court for the Southern
               District of Indiana an appeal from the decision of the Board of Patent Appeals in which it seeks to have the decision of the Board of Patent Appeals reversed. On June 15, 2004, the District Court denied Monsanto's motion to transfer Mycogen Plant
               Science's appeal to the U.S. District Court in California in which the Synthetic Bt case was pending prior to its dismissal by Mycogen Plant Science.

          The following updates a proceeding involving Bayer CropScience AG (formerly Aventis CropScience S.A., previously Rhone Poulenc Agrochimie S.A.) (Bayer CropScience), a subsidiary of Bayer AG, and its affiliates:

          o As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our reports on Form 10-Q for the quarterly periods ended Nov. 30, 2003, and Feb. 29, 2004, on Dec. 4, 2000, in view of threats of patent infringement made by Bayer CropScience against Monsanto's licensees for its YIELDGARD corn, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience to invalidate four patents that had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. Monsanto successfully maintained that the patents, which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief. On Dec. 27, 2002, Monsanto's motion for summary judgment was granted. Bayer CropScience appealed the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit. On Nov. 14, 2003, in light of its finding of inequitable conduct against Bayer CropScience, the District Court ordered Bayer CropScience to pay Monsanto $4.78 million in attorneys' fees and costs. On March 30, 2004, the Federal Circuit determined that possible contested issues of fact exist that made summary judgment inappropriate and reversed the District Court's decision. On June 22, 2004, Bayer CropScience dismissed with prejudice its claims on three of the four patents in dispute. As part of that dismissal, Bayer CropScience agreed not to sue

               Monsanto, its affiliates or its sublicensees under those patents for any of Monsanto's current commercial products. Monsanto intends to seek recovery from Bayer CropScience of its attorneys' fees involved in defending against the claims Bayer CropScience is dismissing and to assert defenses, including non-infringement and invalidity of the remaining patent in the litigation.

          The   following   proceedings   involve   affiliates  of  Syngenta  AG
     (Syngenta):

          o On May 10, 2004, Monsanto filed suit against Syngenta Seeds, Inc. (Syngenta Seeds) in the Circuit Court of St. Louis County, Missouri, for declaratory judgment seeking a determination that, under its license from Monsanto for ROUNDUP READY soy, Syngenta Seeds is limited to commercializing its ROUNDUP READY soy under one product brand. On May 19, 2004, in response to Monsanto's lawsuit, Syngenta Seeds filed a lawsuit in the District Court for Hennepin County, Minnesota seeking an injunction against Monsanto and a determination that it could commercialize ROUNDUP READY soy under a second brand. On June 2, 2004, the District Court denied Syngenta Seeds' request for a temporary injunction and granted Monsanto's motion to stay the Minnesota case in deference to the St. Louis litigation, which will determine the respective rights of the parties.

          o Syngenta has also announced that it acquired certain rights to a glyphosate tolerant corn product, known as GA21 corn and that it intended to commercialize GA21 corn in the United States in 2005. Monsanto, however, has various patent rights that cover GA21 corn, to which Syngenta holds no license. To protect Monsanto's intellectual property rights, on May 12, 2004, Monsanto filed suit against Syngenta Seeds, Inc. and Syngenta Biotechnology, Inc. in the U. S. District Court for the District of Delaware alleging infringement of one of Monsanto's patents involving glyphosate tolerant crops. Monsanto is seeking an injunction against Syngenta's sale of GA21 corn and damages for willful infringement of our patent.

          As described in our report on Form 10-Q for the period ended Feb. 29, 2004, on July 10, 2003, PT Panen Buah Emas (Emas) commenced proceedings in the South Jakarta District Court against Monsanto and two of its Indonesian affiliates regarding an alleged wrongful termination of a Cotton Processing Agreement (CPA) between one of the affiliates and Emas. The CPA contains an arbitration clause prescribing exclusive dispute resolution by arbitration in Singapore. Monsanto and its affiliates believe such clause should be dispositive but were not successful in their challenge to the jurisdiction of the South Jakarta District Court. On June 6, 2004, the South Jakarta District Court awarded Emas $8.4 million in damages. Monsanto and its affiliates have appealed the decision, including the damage award.

          Grower Lawsuits

          As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, as updated in our reports on Form 10-Q for the quarterly periods ended Nov. 30, 2003, and Feb. 29, 2004, two purported class action lawsuits by farmers, concerning our biotechnology trait products have been consolidated in the U.S. District Court for the Eastern District of Missouri. The suits were initially filed against the former Monsanto Company by two groups of farmers: one on Dec. 14, 1999, in the U.S. District Court for the District of Columbia; and the other on Feb. 14, 2002, in the U.S. District Court for the Southern District of Illinois. In March 2001, plaintiffs amended their complaint to add Pioneer Hi-Bred International, Inc., Syngenta Seeds, Syngenta Crop Protection Inc., and Bayer CropScience as defendants. The complaints included both tort and antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among defendants to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On Sept. 22, 2003, the District Court granted Monsanto's motion for summary judgment on all tort claims and denied plaintiffs' motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court for the Eastern District of Missouri denied plaintiffs' motion to allow their antitrust claims to proceed as a class action. On Dec. 16, 2003, the U.S. Court of Appeals for the Eighth Circuit granted plaintiffs' request for immediate appellate review of the District Court's decision denying class certification of their antitrust claims. In addition to this action, starting the week of March 7, 2004, individual plaintiffs filed essentially identical purported class actions, on behalf of direct and indirect purchasers in 16 different state courts essentially realleging claims set forth in the Federal Cases.

          Proceedings Related to Delta and Pine Land Company

          As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, on Jan. 18, 2000, Delta and Pine Land Company (Delta and Pine Land) reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from alleged failure to exercise reasonable efforts to complete a merger between the two companies. The amended complaint alleges that the former Monsanto Company tortiously interfered with Delta and Pine Land's prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On Sept. 9, 2003, the Court granted Monsanto's motion to file a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land's fraudulent nondisclosure of material information, and substantial damages including recoupment of the $83 million breakup fee previously paid to Delta and Pine Land. While it considers certain motions of the parties, including a motion for partial summary judgment filed by Monsanto, the Court has suspended all deadlines in the case and indicated that it will hold a new scheduling conference in the future. No trial date has been set.

          On May 20, 2004, Monsanto filed a request with the American Arbitration Association for arbitration and a determination that Monsanto has the right to terminate the 1996 U.S. licensing agreements that provided Delta and Pine Land with access to Monsanto's BOLLGARD insect-protected cotton and ROUNDUP READY herbicide-tolerant technologies for cotton. Monsanto believes Delta and Pine Land has violated its duties to, and its contracts with, Monsanto in a variety of ways including: (i) failing to calculate, collect and ensure that Monsanto was paid all royalty amounts due under the agreements; (ii) breaching its fiduciary duty to Monsanto as the managing agent of D&M Partners by neglecting to properly collect and allocate the income of D&M Partners; and (iii) misusing Monsanto's intellectual property by inappropriately providing Monsanto technology to an unlicensed party.

          Agent Orange

          As described in our report on Form 10-K for the transition period ended Aug. 31, 2003, certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Plaintiffs allege that they were exposed to herbicides, and that they suffered injuries or their children suffered birth defects as a result. Three separate complaints filed in October 1999 are being handled collectively and currently involve approximately 16,700 plaintiffs. The complaints fail to assert any specific causes of action but seek damages of 300 million won (approximately US$260,000) per plaintiff. On May 23, 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the plaintiffs on the basis of lack of causation and statutes of limitations. Plaintiffs have filed an appeal de novo with the Seoul High Court and the parties have engaged in the briefing process required by that Court. The Seoul High Court has held three preparatory hearings to address issues on the appeal and has indicated that it will hold a formal hearing on the appeal on Oct. 4, 2004. Other ancillary actions are also pending in Korea, including a request for provisional relief pending resolution of the main action.

          Pension Plan

          On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which we refer to as the "Plan." The suit claims that the Plan underpaid certain benefits and violated federal law against age discrimination from Jan. 1, 1997 (when the Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. On July 13, 2004, Monsanto tendered defense of this suit to Pharmacia pursuant to the terms of the Separation Agreement and demanded that (a) Pharmacia defend Monsanto or pay Monsanto's costs of defense, and (b) indemnify Monsanto for any liabilities arising from the lawsuit.

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

          The following updates the proceedings that have alleged damages arising from exposure to polychlorinated biphenyls (PCBs), which were discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and that was transferred to Solutia as part of the spinoff of Solutia from Pharmacia:

          o Other Anniston Cases: As described in our report on Form 10-Q for the quarterly period ended Feb. 29, 2004, after the global settlement of the multiplaintiff cases known as Abernathy and Tolbert, 12 cases remained pending in various Circuit Courts in the state of Alabama. Three additional cases brought by three pro se plaintiffs have been filed with various courts, but have not been served on any defendants. On March 15, 2004, Monsanto, on behalf of Pharmacia removed all but one of those to the United States District Court for the Northern District of Alabama. Monsanto has moved to consolidate all the removed cases before the same court in which the Tolbert matter remains pending for administrative purposes. Two of the removed cases have been remanded to state court. Decisions on the remaining cases that Monsanto removed remain pending.

          As described in our report on Form 10-Q for the quarterly period ended Feb. 29, 2004, there are currently pending in Mississippi 14 PCB cases, which were originally filed in state courts in Copiah County and Hinds County, Mississippi on behalf of a total of 785 plaintiffs. The plaintiffs are either present or former employees of a transformer manufacturing facility owned by Kuhlman Electric Corporation located in Crystal Springs, Mississippi or present or former residents of the Crystal Springs community. The cases assert various negligence and product liability claims and seek damages for personal injury and/or property damage caused by exposure to PCBs. The plaintiffs seek to recover both compensatory and punitive damages in unspecified amounts. The plaintiffs in these cases name as defendants in various combinations Solutia, Inc., Monsanto Company and/or Pharmacia. On Feb. 20, 2003, Feb. 24, 2003, and June 4, 2004, Monsanto and/or Monsanto on behalf of Pharmacia, removed these cases to the United States District Court for the Southern District of Mississippi. Motions to remand have been filed in 13 of the 14 cases. In addition, on Dec. 30, 2002, a wrongful death case was filed against Monsanto Company in the Circuit Court of Hinds County on behalf of three wrongful death beneficiaries for damages allegedly arising from their decedent's exposure to PCBs in the course of his work as an electrician in the Ingall's shipyard in Pascagoula, Mississippi. Pharmacia is not named as defendant in this suit. The case was removed to federal court and a motion to remand was recently denied by the federal court.

Item 2. SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

      -----------------------------------------------------------------------------------------------------------
                                                                    (c) Total Number
                                                                        of Shares         (d) Approximate Dollar
                                            (a) Total      (b)       Purchased as Part     Value of Shares that
                                            number of    Average       of Publicly          May Yet Be Purchased
                                             Shares      Price Paid   Announced Plans         Under the Plans
                      Period                Purchased    per Share      or Programs              or Programs
      -----------------------------------------------------------------------------------------------------------
       March 2004:                           791,700     $33.21         791,700             $367,365,481
        (March 1, 2004 through March 31,
        2004)
      -----------------------------------------------------------------------------------------------------------
        April 2004:
        (April 1, 2004 through April 30,
        2004)                                   --         --              --                $367,365,481
      -----------------------------------------------------------------------------------------------------------
        May 2004:
        (May 1, 2004 through May 31, 2004)    487(1)      34.07            --                $367,365,481
      -----------------------------------------------------------------------------------------------------------
        Total                                 792,187     $33.23         791,700             $367,365,481
      -----------------------------------------------------------------------------------------------------------

         (1) Represents total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

          On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. The plan expires on July 30, 2006. There were no other publicly announced plans outstanding as of May 31, 2004.

Item 5. OTHER INFORMATION

     (a) Relationships Among Monsanto Company, Pharmacia Corporation and Solutia Inc.

          Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company (Former Monsanto) operated an agricultural products business (the Ag Business), a pharmaceuticals and nutrition business (the Pharmaceuticals Business) and a chemical products business (the Chemicals Business). Former Monsanto is today known as Pharmacia Corporation (Pharmacia). Pharmacia is now a wholly owned subsidiary of Pfizer Inc. (Pfizer), which together with its subsidiaries operates the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia Inc. (Solutia) comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate and distinct corporations, and provides a brief background on the relationships among these three corporations.

                -------------------- --------------------------------------------------------------------------------
                Date of Event                                    Description of Event
                -------------------- --------------------------------------------------------------------------------
                Sept. 1, 1997        o   Pharmacia   (then  known  as   Monsanto   Company)   entered   into  a
                                         Distribution  Agreement  with  Solutia  related  to  the  transfer  of  the
                                         operations,   assets  and  liabilities  of  the  Chemicals   Business  from
                                         Pharmacia (then known as Monsanto Company) to Solutia.
                                     o   Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.
                -------------------- --------------------------------------------------------------------------------
                Dec. 19, 1999        o   Pharmacia (then known as Monsanto  Company)  entered into an agreement with Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).
                -------------------- --------------------------------------------------------------------------------
                Feb. 9, 2000         o   We were  incorporated  in Delaware  as a wholly  owned  subsidiary  of
                                         Pharmacia (then known as Monsanto Company) under the name "Monsanto Ag
                                         Company."
                -------------------- --------------------------------------------------------------------------------
                Mar. 31, 2000        o   Effective date of the Merger.
                                     o   In  connection  with  the  Merger,  (1)  PNU  became  a  wholly  owned subsidiary  of Pharmacia  (then known as Monsanto  Company);  (2) Pharmacia
                                         (then known as Monsanto  Company) changed its name from "Monsanto  Company"
                                         to "Pharmacia Corporation"; and (3) we changed our name from "Monsanto Ag
                                         Company" to "Monsanto Company."
                -------------------- --------------------------------------------------------------------------------
                Sept. 1, 2000        o   We entered into a Separation  Agreement with Pharmacia  related to the transfer of the operations,  assets and liabilities of the Ag Business from
                                         Pharmacia to us.
                                     o   Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals
                                         Business, and for liabilities assumed by Solutia pursuant to the Sept. 1,
                                         1997, Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.
                -------------------- --------------------------------------------------------------------------------
                Oct. 23, 2000        o   We   completed   an  initial   public   offering   in  which  we  sold
                                         approximately  15 percent of the shares of our common  stock to the public.
                                         Pharmacia continued to own 220 million shares of our common stock.
                -------------------- --------------------------------------------------------------------------------
                July 1, 2002         o   Pharmacia,  Solutia  and we amended  the Sept.  1, 1997,  Distribution
                                         Agreement,  to  provide  that  Solutia  will  indemnify  us  for  the  same liabilities for which it had agreed to indemnify Pharmacia,  and to clarify the parties' rights and obligations.
                                     o   Pharmacia and we amended the Sept. 1, 2000, Separation Agreement, to clarify our respective rights and obligations relating to our indemnification obligations.
                -------------------- --------------------------------------------------------------------------------
                Aug. 13, 2002        o   Pharmacia  distributed the 220 million shares of our common stock that it owned to its  shareowners  via a tax-free  stock  dividend (the Monsanto
                                         Spinoff).
                                     o   As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.
                -------------------- --------------------------------------------------------------------------------
                Apr. 16, 2003        o   Pursuant  to a merger  transaction,  Pharmacia  became a wholly  owned subsidiary of Pfizer
                -------------------- --------------------------------------------------------------------------------
                Dec. 17, 2003        o   Solutia and 14 of its U.S.  subsidiaries  filed a  voluntary  petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
                -------------------- --------------------------------------------------------------------------------

          Part I. Item 1 - Note 14 - Commitments and Contingencies, includes further information regarding Solutia's bankruptcy, the related reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity, and other arrangements between Monsanto and Solutia. Part II. Item 1 - Legal Proceedings includes information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Sept. 1, 2000 Separation Agreement to indemnify Pharmacia.

     (b) Procedures by which Shareowners may Recommend Director Nominees to the Board

          During the third quarter of fiscal 2004, the Nominating and Corporate Governance Committee of the Board of Directors (the "Committee") adopted the Board of Directors Candidate Nomination Policy. In accordance with this Policy, the Committee, which is responsible for identifying any need to add an additional member to the Board, will consider candidates recommended by shareowners. Shareowners may recommend a director candidate by writing to the Company Secretary or the Chairman. In order to be considered by the Committee, the recommendation must include the following information:

          o    The director candidate's name and business address,

          o A resume or curriculum vitae describing the director candidate's qualifications, which clearly addresses the desirable characteristics reflected on Attachment B to the Board of Directors' Charter and Corporate Governance Guidelines,

          o Whether, during the past ten years, the director candidate has been convicted in a criminal proceeding (excluding traffic violations) and, if so, the dates, the nature of the conviction, the name or other disposition of the case, and whether the individual has been involved in any other legal proceeding during the past five years,

          o A statement from the director candidate that he or she consents to serve on the Board if elected, and

          o A statement from the person submitting the director candidate that he or she is the registered holder of shares of Monsanto, or if the shareowner is not the registered holder, a written statement from the "record" holder of the shares (usually a broker or bank) verifying that at the time the shareowner submitted the director candidate that he or she was a shareowner.

          All director candidates nominated by a shareowner pursuant to the foregoing requirements will be submitted to the Committee for its review and may be accompanied by an analysis of such director candidate from the Company's management.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits: See Exhibit Index
(B) Reports on Form 8-K:

Date Filed or
 Furnished        Item No.                        Description
-------------     -------                         -----------
April 5, 2004     Item 12      The company furnished a report on Form 8-K (Item
                               12), providing: (i) a press release announcing
                               Monsanto Company's financial and operating results for the period ended Feb. 29, 2004; (ii) second quarter fiscal year 2004 unaudited supplemental data; and (iii) a slide presentation which accompanied the company's webcast financial results conference call held on March 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MONSANTO COMPANY
                                                 (Registrant)



                                   /S/ Richard B. Clark
                                  ----------------------------------------------
                                               RICHARD B. CLARK
                                         Vice President and Controller
                                     (On behalf of the Registrant and
                                      as Principal Accounting Officer)



Date:      July 14, 2004

                                  EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
  2             Omitted

  3.2           Amended and Restated By-Laws of the Company amended May 4, 2004

  4             Omitted

  10.14         $1,000,000,000 Five Year Credit Agreement dated June 4, 2004

  10.16.2 Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan, approved by the Board of Directors

  11            Omitted - see Note 12 of Notes to Consolidated Financial
                Statements

  15            Omitted

  18            Omitted

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