Form 10-K
period 2004-08-31
MONSANTO CO /NEW/
filed 2004-11-03
CIK 1110783

MONSANTO COMPANY	2004 FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [    ]

State the aggregate market value of the voting common stock held by nonaffiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of Feb. 29, 2004, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $8.7 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 264,393,839 shares of Common Stock, $0.01 par value, outstanding at Oct. 25, 2004.

Documents Incorporated by Reference

Portions of Monsanto Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than Dec. 9, 2004, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2004 FORM 10-K

INTRODUCTION

In 2004, as in 2003, we have chosen to combine the Monsanto Annual Report to Shareowners with our Form 10-K, which is a document that U.S. public companies file with the Securities and Exchange Commission (SEC) every year. Part II of the Form 10-K contains the business information and financial statements that many companies include in the financial sections of their annual reports. The other sections of the Form 10-K also include information about our business that we believe will be of interest to investors. We hope investors will find it useful to have all of this information available in a single document.

On July 23, 2003, we announced a change in our fiscal year end from December 31 to August 31. The 2004 Form 10-K covers fiscal year 2004 beginning Sept. 1, 2003, and ending Aug. 31, 2004. As required by the SEC rules, the 2003 period presented is a “transition period,” which began Jan. 1, 2003, and ended Aug. 31, 2003. We have also included results for the 12-month periods ended December 31 for calendar years 2002 and 2001, where appropriate.

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2004.

A detailed table of contents for the entire Form 10-K follows.

MONSANTO COMPANY	2004 FORM 10-K

MONSANTO COMPANY	2004 FORM 10-K

PART III
Item 10.	Directors and Executive Officers of the Registrant	118
Item 11.	Executive Compensation	119
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119
Item 13.	Certain Relationships and Related Transactions	119
Item 14.	Principal Accounting Fees and Services	119

PART IV
Item 15.	Exhibits, Financial Statement Schedules	120
SIGNATURES
EXHIBIT INDEX
Form of Terms and Conditions of Option Grant
Form of Terms and Conditions of Restricted Stock Grant
Form of Terms and Conditions of Restricted Stock Unit Grant
Form of Terms and Conditions of Restricted Stock Unit Grant
Amended and Restated Deferred Payment Plan
Fiscal Year 2005 Annual Incentive Plan Summary
Monsanto Company Executive Health Management Program
Subsidiaries of the Registrant
Consent of Independent Registered Public Acct. Firm
Consent of Independent Registered Public Acct. Firm
CEO Certification
CFO Certification
Section 1350 Certifications
Computation of Ratio of Earnings to Fixed Charges

MONSANTO COMPANY	2004 FORM 10-K

PART I

ITEM 1. BUSINESS

Monsanto Company, with its subsidiaries, is a global provider of agricultural products and integrated solutions for farmers. We produce leading seed brands, including DEKALB and Asgrow, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also make Roundup herbicide and other herbicides. Our seeds, related biotechnology trait products and herbicides can be combined to provide growers with integrated solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products that improve dairy cow productivity and swine genetics.

“Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. With respect to the time period prior to Sept. 1, 2000, these terms also refer to the agricultural business of Pharmacia Corporation (Pharmacia). (For more information on our history as a company, please see “Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc.,” below.) Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, throughout this Form 10-K, references to “Roundup herbicides” mean Roundup branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; and references to “Roundup and other glyphosate-based herbicides” mean both branded and non-branded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. The 2003 Form 10-K was a transition report, and included financial information for the eight-month transition period ended Aug. 31, 2003. This Form 10-K includes financial information for the 12-month period ended Aug. 31, 2004, the eight-month transition period ended Aug. 31, 2003, and the 12-month periods ended Dec. 31, 2002, and Dec. 31, 2001, as well as unaudited financial information for the 12-month period ended August 31, 2003, and the eight-month period ended August 31, 2002. In Part I of this Form 10-K, years refer to fiscal years, unless otherwise specified or apparent from the context.

Information in this Form 10-K is current as of Oct. 27, 2004, unless otherwise specified.

Monsanto reports its business in two segments: Seeds and Genomics, and Agricultural Productivity.

The following information, appearing in other parts of this Form 10-K, is incorporated herein by reference:

•	Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment” — the segment description, and the tabular information regarding the sales of our seeds and traits

•	Item 7 — “MD&A — Agricultural Productivity Segment” — the segment description, and the tabular information regarding net sales of Roundup and other glyphosate-based herbicides

•	Item 7 — “MD&A — Cautionary Statements: Risk Factors Regarding Forward-Looking Statements”

•	Item 8 — Note 23 — Segment and Geographic Data

MONSANTO COMPANY	2004 FORM 10-K

PRINCIPAL PRODUCTS

Monsanto’s principal products, categorized by our two segments, include the following:

SEEDS AND GENOMICS

Major Products	End-Use Products and Applications
Roundup Ready trait in soybeans, corn, canola and cotton(1)	Weed control system for crops tolerant of Roundup and other glyphosate-based herbicides

Bollgard and Bollgard II traits in cotton;(1) YieldGard Corn Borer and YieldGard Rootworm traits in corn(1)	Crops protected against certain insects

Agroceres, Asgrow and DEKALB branded seeds; Holden’s Foundation Seeds; Monsoy foundation seed	Corn hybrids and foundation seed; soybean varieties and foundation seed; sunflower hybrids; sorghum grain and forage hybrids; oilseed rape and canola varieties; wheat varieties and foundation seed; barley varieties; and alfalfa varieties

(1)	Monsanto also offers growers stacked-trait products, where more than one trait is combined in a single seed product.

AGRICULTURAL PRODUCTIVITY

Major Products	End-Use Products and Applications
Roundup herbicide and other glyphosate-based herbicides	Nonselective agricultural, industrial, ornamental and turf applications for weed control

Harness, Degree, Lasso and other acetanilide-based herbicides	Control of preemergent annual grass and small seeded broadleaf weeds in corn and soybeans

Other selective herbicides, such as: Leader, Monitor, Maverick, Sundance, Outrider and Apyros sulfosulfuron herbicides; Permit, Manage and Sempra halosulfuron herbicides; and Machete butachlor herbicide
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

Products may be sold under different brand names in different countries.

COMPETITION

The global markets for our products are highly competitive. We expect competition to intensify with the continued development and commercialization of new technologies and products, including biotechnology traits.

We compete with numerous multinational companies globally and with hundreds of companies regionally. Most of our seed competitors are also licensees of our germplasm and/or biotechnology traits. In certain countries, we also compete with government-owned seed companies. Growers who save seed from one year to the next also affect competitive conditions. Product performance (in particular, crop yield), customer service, intellectual property and price are important elements of market success. In addition, distributor, retailer and grower relationships have been important in the United States and many other countries.

Our traits compete as a system with agricultural chemicals and, to lesser degree, traits developed by other companies. Other agrichemical and seed marketers produce chemical and seed products that compete with our Roundup Ready and insect-control systems. Competition for the discovery of new agricultural traits based on biotechnology and/or genomics is likely to come from major global agrichemical companies, state-funded programs and academic institutions. Enabling technologies may also come from academic researchers and an array of biotechnology research companies. The primary factors underlying the competitive success of traits are performance and commercial viability, timeliness of introduction, value, governmental approvals, public acceptance, and environmental characteristics.

Competitive success in crop protection products depends on price, product performance, the quality of solutions offered to growers, market coverage, and the service provided to distributors, retailers and growers. We have five to 10 major global competitors for our agricultural herbicide products. Competition from local or regional companies may also be significant.

MONSANTO COMPANY	2004 FORM 10-K

For additional information on competition for Roundup herbicide, see Item 7 under the headings: “MD&A — Outlook — Agricultural Productivity,” which is incorporated by reference herein.

Our lawn-and-garden herbicides compete on the basis of product performance. We have fewer than five significant national competitors and a larger number of regional competitors in the United States. We are the only supplier of bovine somatotropin in the United States. The largest market for our lawn-and-garden herbicides and our bovine somatotropin products is the United States.

DISTRIBUTION OF PRODUCTS; CUSTOMERS

We have a worldwide distribution and sales and marketing organization for our seeds and traits and crop protection operations. We market our branded germplasm and traits to growers through distributors, independent retailers and dealers, agricultural cooperatives and agents. We also license a broad package of our germplasm and trait technologies to seed companies that do business in the United States and certain international markets, which then market these products to growers.

We sell our crop protection products through distributors, independent retailers and dealers, agricultural cooperatives, and, in some cases outside the United States, directly to growers. We also sell certain of the intermediates of our crop protection products to other major agricultural chemical producers.

We sell and ship our Posilac bovine somatotropin directly to U.S. dairy farmers. Outside the United States, we rely on a single exclusive distributor for these products. We deliver our swine genetics products directly to swine producers, who pay for the use of the genetics in upfront fees and/or royalties.

We market our lawn-and-garden herbicide products through The Scotts Company (Scotts). For additional information, see Item 7, under the heading “MD&A - Agricultural Productivity Segment — Our Agreement with The Scotts Company,” which is incorporated herein by reference.

While no single customer (including affiliates) represents more than 10 percent of our consolidated net sales, our three largest U. S. agricultural distributors and their affiliates represented, in aggregate, 13 percent of our worldwide net sales and 25 percent of our U.S. net sales in the 12-month period ended Aug. 31, 2004. During this period, one major U.S. distributor and its affiliates represented approximately 12 percent of the net sales for our Agricultural Productivity segment, and approximately 17 percent of the net sales for our Seeds and Genomics segment.

EMPLOYEE RELATIONS

On Oct. 15, 2003, we announced plans for strategic actions that reduced the size of our global workforce by eight percent for a net reduction in work force of five percent in fiscal 2004. As of Aug. 31, 2004, Monsanto had approximately 12,600 employees worldwide. Relations between Monsanto and its employees are satisfactory.

ENVIRONMENTAL MATTERS

Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of pollutants that can be released from our operations into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or parties who sent waste to these sites, without regard to fault or the lawfulness of the original disposal activity. These laws and regulations may be amended from time to time and may become more stringent. We are dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. Consistent with a consent order with the State of Idaho, we have embarked on a multiyear project to design and install state-of-the-art air emission control equipment at the P4 Production, LLC facility at Soda Springs, Idaho. P4 Production, LLC is 99 percent owned by, and is operated by, Monsanto. While the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not

MONSANTO COMPANY	2004 FORM 10-K

expected to have a material adverse effect on our earnings or competitive position. Because of our investment in the Soda Springs project, our capital expenditures for environmental control facilities should be higher than normal in the next few years. Current estimates indicate that total company-wide capital expenditures for environmental compliance will be approximately $25 million in fiscal year 2005 and $16 million in fiscal year 2006.

In addition to potential liability for our own manufacturing locations and off-site disposal and formulation facilities, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (Separation Agreement), we were required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities primarily related to Pharmacia’s former agricultural or chemical businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc. (Solutia), the former chemicals business of Pharmacia, assumed from Pharmacia in connection with its spinoff on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. It is reasonably possible that this indemnification could have a material adverse effect on our financial position, profitability and/or liquidity. For additional information relating to Solutia and related risks to Monsanto’s financial position, profitability and/or liquidity, see “Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc.” in this section and Item 8 — Note 22 - Commitments and Contingencies.

For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See information regarding remediation of waste disposal sites and reserves for remediation, appearing in Item 8 — Note 22, which is incorporated herein by reference.

INTERNATIONAL OPERATIONS

See information appearing in Item 7 under the heading “MD&A — Cautionary Statements: Risk Factors Regarding Forward-Looking Statements — Operations Outside the United States” and information appearing in Item 8 — Note 23 - Segment and Geographic Data, which is incorporated herein by reference. More than 45 percent of Monsanto’s sales, 37 percent of our Seeds and Genomics segment’s sales, and 51 percent of our Agricultural Productivity segment’s sales were made outside the United States during fiscal year 2004.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

Monsanto has a broad portfolio of patents in the United States and many foreign countries that provide intellectual property protection for its products and processes.

We routinely obtain patents and/or plant variety protection for our commercial varietal products, and for the parents of our commercial hybrid products. We also routinely obtain registration for our commercial products in registration countries, such as Plant Variety Protection Act Certificates in the United States, and equivalent plant breeders’ rights in other countries. Monsanto’s insect-protection traits (including YieldGard Corn Borer and YieldGard Corn Rootworm traits in corn seed and Bollgard trait in cotton seed) are protected by patents that extend until at least 2011. Based on patent applications filed in 2002 and 2001, it is anticipated that the Bollgard II insect-protection trait will be patent-protected in the United States, and in other areas in which patent protection is sought, through 2022. Monsanto’s herbicide tolerant products (Roundup Ready traits in soybean, corn, canola and cotton seeds) are protected by U.S. patents that extend until at least 2014.

Patents protecting the active ingredient in Roundup herbicide expired in the United States in 2000, and have expired in all other countries. Monsanto has several patents on its glyphosate formulations and manufacturing processes in the United States and other countries, some of which extend beyond 2015. Posilac bovine somatotropin is protected by a United States patent that expires in 2008 and by corresponding patents in other countries, most of which expire in 2005. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire at varying dates ending March 2012; corresponding patents in other countries have varying terms.

Monsanto also holds licenses from other parties relating to certain products and processes. We have obtained various licenses in order to protect certain of our technologies used in the production of Roundup Ready seeds, and certain of our technologies relating to pipeline products, from claims of infringement of patents of others. These licenses last for the lifetimes of the applicable patents, after which no licenses will be required to use the respective patented technologies. Monsanto holds numerous licenses in connection with its genomics program, for example: a perpetual license to certain genomics

MONSANTO COMPANY	2004 FORM 10-K

technologies for use in the areas of plant agriculture and dairy cattle; perpetual licenses to patents expiring from 2018 to 2023 for classes of proprietary genes for the development of commercial traits in crops; perpetual licenses to functional characterizations of the company’s proprietary genes; and perpetual licenses to certain genomics sequences and certain genomics technologies. Monsanto has obtained perpetual licenses to chemicals used to make Harness and Maverick herbicides, and to manufacturing technology for Posilac bovine somatotropin. Monsanto also has a license to chemicals for its halosulfuron herbicides, including Permit, Manage and Sempra; the license expires in 2005 and is not expected to be extended.

We own a considerable number of established trademarks in many countries under which we market our products. Monsanto owns trademark registrations and files trademark applications for the names and many of the designs used on its branded products. Important company trademarks include Roundup (for herbicide products), Roundup Ready, Bollgard and YieldGard (for traits), DEKALB and Asgrow (for agricultural seeds) and Posilac (for dairy productivity products).

P4 Production, LLC holds (directly or by assignment) numerous phosphate leases, which were issued on behalf of or granted by the United States, the State of Idaho and private parties. None of these leases taken individually is material, although the leases in the aggregate are significant because elemental phosphorus is a key raw material for the production of glyphosate-based herbicides. The phosphate leases have varying terms, with leases obtained from the United States being of indefinite duration subject to the modification of lease terms at 20-year intervals.

A considerable number of Monsanto’s patents and licenses are currently the subject of litigation; see Item 3 — Legal Proceedings.

PRINCIPAL EQUITY AFFILIATES

In September 1998, we entered into an agreement (as amended from time to time, the Renessen Agreement) to form the Renessen LLC joint venture (Renessen) with Cargill, Incorporated (Cargill). This joint venture combines our seed assets and technology capabilities with Cargill’s global grain processing, marketing and risk management infrastructure to develop and commercialize enhanced grain products in the processing and animal feed markets, and to increase returns on those products by greater participation in the value chain. Renessen began operations in January 1999. Cargill and we each have a 50 percent interest in Renessen. A governance board on which Cargill and we have equal representation manages Renessen. With respect to Renessen, Cargill and we: (1) have committed to make equal contributions to fund the Renessen business plan that Cargill and we review and approve annually; (2) have granted Renessen a worldwide, fully paid-up, non-exclusive, non-royalty-bearing right and license to Cargill’s and our respective patents and other intellectual property needed for Renessen to pursue the approved business plan; (3) receive rights to use intellectual property developed by Renessen in other specified areas; and (4) have the opportunity to provide specified services to Renessen on a cost-paid or cost-plus-margin basis. Renessen’s products under development include grains designed to enhance processing efficiency and grain products designed to deliver better nutrition in animal feed. Pursuant to the Renessen Agreement, we perform the bulk of Renessen’s upstream research and development (R&D) activities. For the year ended Aug. 31, 2004, we charged Renessen $45 million for R&D expenses. The expenses that were charged to Renessen are not included in the $511 million of research and development expenses reflected in our Statement of Consolidated Operations for the year ended Aug. 31, 2004. Our equity affiliate expense related to Renessen was $36 million in the year ended Aug. 31, 2004, $26 million in the eight-month transition period ended Aug. 31, 2003, and $41 million in each of the 12-month periods ended Dec. 31, 2002 and 2001, all of which is reflected in other expense — net in our Statement of Consolidated Operations. See information regarding Renessen in Item 8 — Note 25 — Equity Affiliates.

RAW MATERIALS AND ENERGY RESOURCES

We are a significant purchaser of basic and intermediate raw materials. Our major raw materials and energy requirements are typically purchased through long-term contracts. We do not depend on any one outside supplier for a significant amount of any raw material requirements, but a few major suppliers provide us certain important raw materials. The markets for many key raw materials are extremely tight and forecasted to remain so for the next few years. Although some additional capacity does exist, pricing is substantially higher than under current contracts. Energy is available as required, but pricing is subject to market fluctuations from time to time.

MONSANTO COMPANY	2004 FORM 10-K

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

Different catalysts are used in various intermediate steps in the production of glyphosate. These are produced by two major catalyst manufacturers using our proprietary technology at various sites globally. These suppliers have additional capacity at other manufacturing locations. We purchase most of our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicide, from P4 Production, LLC.

We are seeking U.S. Food and Drug Administration (FDA) approval to manufacture the finished dose formulation of Posilac bovine somatotropin at our facility in Augusta, Georgia. Sandoz GmbH, a wholly owned subsidiary of Novartis, manufactures and is our sole supplier of the finished dose formulation until we receive such approval. In second quarter fiscal year 2004, we notified our customers that supplies of Posilac would be temporarily limited while Sandoz completes corrections and improvements at its facility in response to issues raised by the FDA. This limitation has temporarily reduced volumes of Posilac available for sale and required us to allocate available supplies. We expect the supply of Posilac to be limited well into 2005 with incremental increases in supply occurring over time. This allocation is expected to have a material adverse effect on Posilac revenues as long as it continues. For additional information regarding our Posilac supply, see Item 7 under the heading “MD&A - Agricultural Productivity Financial Performance for Fiscal Year 2004.”

RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $511 million for the fiscal year 2004; $313 million for the eight-month transition period ended Aug. 31, 2003; and $506 million and $544 million for calendar years 2002 and 2001, respectively.

SEASONALITY AND WORKING CAPITAL

For information on seasonality and working capital practices, see information in Item 7, under the heading “MD&A — Financial Condition, Liquidity, and Capital Resources,” incorporated herein by reference.

RELATIONSHIPS AMONG MONSANTO COMPANY, PHARMACIA CORPORATION, PFIZER INC. AND SOLUTIA INC.

Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company (Former Monsanto) operated an agricultural products business (the Ag Business), a pharmaceuticals and nutrition business (the Pharmaceuticals Business) and a chemical products business (the Chemicals Business). Former Monsanto is today known as Pharmacia. Pharmacia is now a wholly owned subsidiary of Pfizer Inc. (Pfizer), which together with its subsidiaries operates the Pharmaceuticals Business. Our business consists of the operations, assets and liabilities that were previously the Ag Business. Solutia comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate and distinct corporations, and provides a brief background on the relationships among these corporations.

Date of Event	Description of Event
Sept. 1, 1997	•	Pharmacia (then known as Monsanto Company) entered into a Distribution Agreement (Distribution Agreement) with Solutia related to the transfer of the operations, assets and liabilities of the Chemical Business from Pharmacia (then known as Monsanto Company) to Solutia.

	•	Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.

Dec. 19, 1999	•	Pharmacia (then known as Monsanto Company) entered into an agreement with Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).

Feb. 9, 2000	•	We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia (then known as Monsanto Company) under the name “Monsanto Ag Company.”

MONSANTO COMPANY	2004 FORM 10-K

Date of Event	Description of Event
March 31, 2000	•	Effective date of the Merger.

	•	In connection with the Merger, (1) PNU became a wholly owned subsidiary of Pharmacia (then known as Monsanto Company); (2) Pharmacia (then known as Monsanto Company) changed its name from “Monsanto Company” to “Pharmacia Corporation;” and (3) we changed our name from “Monsanto Ag Company” to “Monsanto Company.”

Sept. 1, 2000	•	We entered into a Separation Agreement (Separation Agreement) with Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.

	•	Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for liabilities assumed by Solutia pursuant to the Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.

Oct. 23, 2000	•	We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 220 million shares of our common stock.

July 1, 2002	•	Pharmacia, Solutia and we amended the Distribution Agreement to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia and to clarify the parties’ rights and obligations.

	•	Pharmacia and we amended the Separation Agreement to clarify our respective rights and obligations relating to our indemnification obligations.

Aug. 13, 2002	•	Pharmacia distributed the 220 million shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).

	•	As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.

April 16, 2003	•	Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.

Dec. 17, 2003	•	Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Item 3 — Legal Proceedings includes information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. Item 8 — Note 22 includes further information regarding Solutia’s bankruptcy, the related reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity, and other arrangements between Monsanto and Solutia.

AVAILABLE INFORMATION

Our Internet web site address is www.monsanto.com. We make copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge through our web site, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (1934 Act). Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the 1934 Act are also available on the Web site, by the end of the business day after filing. All of these materials are located at the “Investor Information” tab.

Our web site also includes the following corporate governance materials, at the tab “Our Pledge:” our Code of Business Conduct, our Code of Ethics for Chief Executive and Senior Financial Officers, our Board of Directors’ Charter and Corporate Governance Guidelines, and charters of Board committees. These materials are available in print to any shareowner upon request by contacting the Office of the General Counsel, Monsanto Company, 800 N. Lindbergh Blvd., St. Louis, MO 63167.

Information on our web site does not constitute part of this report.

ITEM 2. PROPERTIES

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

Principal properties used by the Seeds and Genomics segment include seed conditioning plants at: Constantine, Michigan; Grinnell, Iowa; Kearney, Nebraska; Peyehorade, France; Rojas, Argentina; Trebes, France; Uberlândia, Brazil, and Villagran,

MONSANTO COMPANY	2004 FORM 10-K

Mexico. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various locations.

The Agricultural Productivity segment has principal chemicals manufacturing facilities at the following locations: Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Camaçari, Brazil; Luling, Louisiana; Muscatine, Iowa; São Jose dos Campos, Brazil; Soda Springs, Idaho; Texas City, Texas; and Zarate, Argentina. We own most of these properties. However, we lease the land underlying the facilities that we own in Alvin, Texas, and in Texas City, Texas. In addition, we lease the manufacturing facility at Augusta, Georgia, with an option to buy, pursuant to an industrial revenue bond financing.

Our principal properties are suitable and adequate for their use. Use of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle, with the exception of the manufacturing facility at Texas City, Texas. This is one of the facilities that manufactures a key raw material for glyphosate herbicide and was built in order to use byproduct from a neighboring plant owned by another company. Monsanto is not currently receiving the byproduct but has the option to receive the byproduct and re-start its plant. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. In certain instances, we have granted leases on portions of sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS

This section of the report on Form 10-K provides information regarding material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities (as defined below). We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business.

Under the Separation Agreement, we assumed responsibility for, among other things described below, legal proceedings primarily related to the agricultural business that Pharmacia transferred to us. As required by the Separation Agreement, we will indemnify Pharmacia for costs, expenses, judgments or settlements of, and will receive benefits from, any such legal proceedings.

Pursuant to the Separation Agreement, we were also required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia and are referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Solutia is seeking relief from paying certain liabilities, including some or all of Solutia’s Assumed Liabilities, and on Feb. 17, 2004, notified Pharmacia and Monsanto that it was disclaiming its obligations to defend pending or future litigation relating to Solutia’s Assumed Liabilities. We believe Solutia remains obligated to continue to defend such litigation unless and until discharged from such obligations by the Bankruptcy Court. However, in order to protect Pharmacia’s and our interests while that issue is resolved, we have assumed, on an interim basis, the management of that litigation for which Solutia has disclaimed responsibility and have advanced and expect to continue to advance funds for the defense, performance or disposition of these matters. To the extent additional such matters arise in the future, we may also assume management of those matters and advance funds for purposes of defense and resolution. We plan to pursue recovery of our expenses from Solutia in the Chapter 11 proceeding. For additional information, see Item 8 — Note 22 — Commitments and Contingencies and Item 1 — Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc.

While the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are defending or prosecuting, excluding litigation relating to Solutia’s Assumed Liabilities, either individually or taken as a whole, will have a material adverse effect on our financial position, profitability and/or liquidity. As discussed in Item 8 - Note 22, it is reasonably possible that the resolution of Solutia’s Chapter 11 proceeding, including the allocation of responsibility related to Solutia’s Assumed Liabilities, could have a material adverse effect on our financial position,

MONSANTO COMPANY	2004 FORM 10-K

profitability and/or liquidity. We have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting, including those related to Solutia’s Assumed Liabilities.

Patent and Commercial Proceedings

Monsanto and Mycogen Plant Science, Inc. (Mycogen Plant Science), an affiliate of Dow AgroSciences LLC, have been involved in interference proceedings in the U.S. Patent and Trademark Office to determine the first party to invent certain technology related to synthetic Bt technology. Under U.S. law, patents are issued to the first to invent, not the first to file for a patent on, a subject invention. On Jan. 29, 2004, the Board of Patent Appeals determined that Monsanto scientists were the first to invent synthetic Bt genes for expression in plants. As a result of this decision, we expect that Monsanto’s scientists will receive a patent covering this technology. On March 29, 2004, Mycogen Plant Science filed with the U.S. District Court for the Southern District of Indiana an appeal in which it seeks to have the decision of the Board of Patent Appeals reversed.

On Dec. 4, 2000, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG (Bayer CropScience), and its affiliates that four patents, which had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. and which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YieldGard corn. Bayer CropScience counterclaimed to request royalties for prior sales of YieldGard corn and injunctive relief. The District Court granted Monsanto’s motion for summary judgment and ordered Bayer CropScience to pay Monsanto’s attorneys’ fees and costs. Bayer CropScience appealed the District Court’s judgment to the U.S. Court of Appeals for the Federal Circuit, which on March 30, 2004, determined that possible contested issues of fact existed that made summary judgment inappropriate and reversed the District Court’s summary judgment decision. The award of Monsanto’s attorneys’ fees and costs was subsequently vacated. On June 22, 2004, Bayer CropScience dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue Monsanto, its affiliates or its sublicensees under those patents for any of Monsanto’s current commercial products. Monsanto intends to seek recovery from Bayer CropScience of its attorneys’ fees involved in defending against the dismissed claims and to assert defenses, including non-infringement and invalidity of the fourth and remaining patent in the litigation.

The following proceedings involve Syngenta AG (Syngenta) and its affiliates:

•	On July 25, 2002, Syngenta Seeds, Inc. (Syngenta Seeds) filed a suit against Monsanto, our wholly owned subsidiary DEKALB Genetics Corporation (DEKALB), Pioneer Hi-Bred International, Inc., Dow Agrosciences, LLC, and Mycogen Plant Science, Inc. and Agrigenetics, Inc., collectively Mycogen Seeds, in the U.S. District Court for the District of Delaware alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect-protected transgenic corn, including our insect-protected corn traits. Syngenta Seeds seeks injunctive relief and monetary damages. A trial is scheduled for Nov. 29, 2004.

•	On May 10, 2004, Monsanto filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for declaratory judgment seeking a determination that, under its license from Monsanto for Roundup Ready soybeans, Syngenta Seeds is limited to commercializing its Roundup Ready soybeans under one product brand.

•	On May 12, 2004, following an announcement by Syngenta that it acquired certain rights to a glyphosate-tolerant corn product known as GA21 corn and that it intended to commercialize GA21 corn in the United States, Monsanto filed suit against Syngenta Seeds and Syngenta Biotechnology, Inc. (Syngenta Biotechnology) in the U. S. District Court for the District of Delaware. Monsanto has various patent rights that cover GA21 corn, to which Syngenta holds no license. The suit alleges infringement of one of Monsanto’s patents involving glyphosate-tolerant crops and seeks an injunction against Syngenta’s sale of GA21 corn and damages for willful infringement of Monsanto’s patent.

•	On July 27, 2004, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U. S. District Court for the Northern District of Illinois alleging infringement of two of DEKALB’s patents pertaining to fertile transgenic corn. DEKALB is seeking an injunction against the sale of GA21 corn by Syngenta Seeds and Syngenta Biotechnology and damages for willful infringement of its patents.

•	On July 28, 2004, Syngenta filed suit against Monsanto in the U.S. District Court for the District of Delaware, alleging that Monsanto has monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed,

MONSANTO COMPANY	2004 FORM 10-K

     European corn borer-protected corn seed and foundation corn seed. Syngenta seeks an unspecified amount of damages and injunctive relief.

Following receipt of a patent relating to bovine growth hormone, on Feb. 17, 2004, the Regents of the University of California filed suit against Monsanto in U.S. District Court for the Northern District of California seeking damages for the alleged infringement of the patent by sales of our Posilac bovine somatotropin product.

On June 3, 1999, AgrEvo Environmental Health (n/k/a Aventis Environmental Science) filed a suit in the U.S. District Court for the Southern District of New York against The Scotts Company (Scotts) and Monsanto seeking damages and injunctive relief for alleged antitrust violations by Scotts and Monsanto and alleged tortious interference of contract by Monsanto. In May 1998, Scotts purchased a consumer herbicide business from AgrEvo Environmental Health (AgrEvo) that included a supply agreement for the active ingredient for the Finale® consumer herbicide. AgrEvo claims that Scotts’ subsequent agreement to become the exclusive sales and marketing agent for Monsanto’s Roundup lawn-and-garden business violated its agreement with AgrEvo and that Monsanto and Scotts agreed that Scotts would divest Finale® to a weaker competitor in connection with the Roundup deal. On Oct. 25, 2004, the court granted Monsanto summary judgment on the state law claims but denied the defendants’ motions for summary judgment on the antitrust claims. A trial is scheduled for Feb. 22, 2005.

Grower Lawsuits

Two purported class action lawsuits by farmers concerning our biotechnology trait products have been consolidated in the U.S. District Court for the Eastern District of Missouri. The suits were initially filed against the former Monsanto Company by two groups of farmers: one on Dec. 14, 1999, in the U.S. District Court for the District of Columbia, which complaint was amended in March 2001 to add Pioneer Hi-Bred International, Inc., Syngenta Seeds, Syngenta Crop Protection, and Bayer CropScience as defendants; and the other on Feb. 14, 2002, in the U.S. District Court for the Southern District of Illinois. The complaints included both tort and antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among defendants to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages, and attorneys’ fees. On Sept. 22, 2003, the District Court granted Monsanto’s motion for summary judgment on all tort claims and denied the plaintiffs’ motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court for the Eastern District of Missouri denied the plaintiffs’ motion to allow their antitrust claims to proceed as a class action. The plaintiffs appealed this decision, and on Sept. 13, 2004, the U.S. Court of Appeals for the Eighth Circuit heard oral argument on its review of the District Court’s decision denying class certification of the plaintiffs’ antitrust claims.

Starting the week of March 7, 2004, individual plaintiffs filed essentially identical purported class actions on behalf of direct and indirect purchasers in 16 different state courts essentially re-alleging claims set forth in the federal case described above. On June 8, 2004, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri against each of the individual named plaintiffs in the state class actions for breach of contract, which we refer to as the “Monsanto Action.” Monsanto alleges that the agreements it entered into with the plaintiffs required that the plaintiffs’ suits be filed in federal or state court in Missouri. Subsequently, the plaintiffs agreed to stay their state actions pending determination of Monsanto’s request for summary judgment in its favor in the Monsanto Action.

Monsanto is defending two lawsuits which allege that, beginning in 1988, the former Monsanto Company, and later Monsanto, conspired with competitors, through a series of negotiations and legal settlements, to fix the price of glyphosate-based and paraquat-based herbicides at prices higher than the market would otherwise bear. One of the lawsuits was filed in state court in California and one in state court in Tennessee. Each lawsuit alleges claims on behalf of all direct purchasers of glyphosate-based or paraquat-based herbicides in the United States from March 1, 1988, to the present and seeks monetary damages.

Proceedings Related to Delta and Pine Land Company

On Jan. 18, 2000, Delta and Pine Land Company (Delta and Pine Land) reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from an alleged failure to exercise reasonable efforts to complete a merger between the two companies. The amended complaint alleges that the

MONSANTO COMPANY	2004 FORM 10-K

former Monsanto Company tortiously interfered with Delta and Pine Land’s prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On Sept. 9, 2003, the Court granted Monsanto’s motion to file a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land’s fraudulent nondisclosure of material information and substantial damages including recoupment of the $83 million breakup fee previously paid to Delta and Pine Land. On Sept. 10, 2004, the Court ruled in Monsanto’s favor, ordering that certain documents that Delta and Pine Land had attempted to use for its case were inadmissible and could not be used at trial. On Sept. 30, 2004, Delta and Pine Land Company requested that the Court allow it to immediately appeal the decision. Subsequently, on Oct. 8, 2004, the Court granted Monsanto’s motion for partial summary judgment, which eliminated a significant element of Delta and Pine Land’s damages claim against Monsanto. While it considers various other motions, the Court has suspended all deadlines in the case and indicated that it will issue a new scheduling order in the future. No trial date has been set.

On May 20, 2004, Monsanto filed a request with the American Arbitration Association for arbitration and a determination that Monsanto has the right to terminate the 1996 U.S. licensing agreements that provided Delta and Pine Land with access to Monsanto’s Bollgard insect-protected cotton and Roundup Ready herbicide-tolerant technologies for cotton. Monsanto believes Delta and Pine Land has violated its duties to, and its contracts with, Monsanto in a variety of ways including: (i) failing to calculate, collect and ensure that Monsanto was paid all royalty amounts due under the agreements; (ii) breaching its fiduciary duty to Monsanto as the managing agent of D&M Partners by neglecting to properly collect and allocate the income of D&M Partners; and (iii) misusing Monsanto’s intellectual property by inappropriately providing Monsanto technology to an unlicensed party.

Agent Orange

Various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In the United States, this litigation has been assigned to Judge Weinstein of the U.S. District Court for the Eastern District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381 (MDL)., a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. Approximately 30 suits filed by individual U.S. veterans contesting the denial of their claims subsequent to the class action settlement have been consolidated in the MDL and are currently pending in the District Court. On June 9, 2003, the U.S. Supreme Court allowed two claims (Isaacson and Stephenson) to proceed notwithstanding the 1984 class action settlement. On Feb. 9, 2004, the District Court granted defendants’ motion for summary judgment on all claims made in the Isaacson and Stephenson cases on the basis of the government contractor defense. The District Court, however, stayed entry of that judgment and granted plaintiffs’ request for an additional six months to conduct further discovery solely relating to the government contractor defense. On March 18, 2004, the District Court ordered that all other plaintiffs in all other lawsuits currently pending before the court in this matter were to adhere to the same schedule, unless they specifically requested not to be so bound.

On Feb. 5, 2004, a putative class action suit was filed in the U.S. District Court for the Eastern District of New York by certain citizens of Vietnam alleging that the manufacturers of Agent Orange conspired with the United States government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case has also been assigned to Judge Weinstein.

Certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Plaintiffs allege that they were exposed to herbicides, and that they suffered injuries or their children suffered birth defects as a result. Three separate complaints filed in October 1999 are being handled collectively and currently involve approximately 16,700 plaintiffs. The complaints seek damages of 300 million won (approximately US$260,000) per plaintiff. On May 23, 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the plaintiffs on the basis of lack of causation and statutes of limitations. Plaintiffs have filed an appeal de novo with the Seoul High Court and the parties have engaged in the briefing process required by that court. The Seoul High Court has held three preparatory hearings to address issues on the appeal and has indicated that it will hold a formal hearing on the appeal in December 2004. Other ancillary actions are also pending in Korea, including a request for provisional relief pending resolution of the main action.

MONSANTO COMPANY	2004 FORM 10-K

Activities of Foreign Affiliates

During an internal audit and follow-up review conducted by management and outside counsel, management learned of certain books and records and compliance irregularities involving the company’s Indonesian affiliate companies and certain of their foreign national employees. The employment of those employees involved in the irregularities has been terminated. Monsanto notified the SEC of this matter on Nov. 12, 2002, and thereafter provided a full report of its internal review to the SEC, with a copy to the U.S. Department of Justice. On March 22, 2004, Monsanto announced that the Department of Justice had advised Monsanto that its investigation had expanded to include an inquiry into whether a former outside consultant made an improper $50,000 payment to an Indonesian government official in early 2002 at the direction of a former Monsanto employee. Monsanto will continue to cooperate with further review of this matter.

Environmental Proceedings

Since the late 1990s, the U.S. Environmental Protection Agency (EPA) has identified more than 20 sites as potential sources of dioxin in the Kanawha River in West Virginia. In May 2002, the EPA sent Monsanto, as well as Solutia, a “notice of potential liability and offer to negotiate for removal action” regarding the Kanawha River site in Putnam and Kanawha counties, West Virginia, which was premised on Pharmacia’s former operations at its Nitro, West Virginia, manufacturing facility. Pharmacia, Solutia and Monsanto have all been in communication with the EPA regarding the notice and offer. Monsanto believes that the Kanawha River site is the responsibility of Solutia under the terms of the Distribution Agreement between Pharmacia and Solutia relating to Solutia’s 1997 spinoff; however, prior to Solutia’s Chapter 11 filing, Solutia refused to accept responsibility for this matter. In order to mitigate damages and protect the rights and positions of Monsanto and Pharmacia, Monsanto has been managing this matter on behalf of Pharmacia and will make a claim for recovery against Solutia in the course of its bankruptcy proceeding. The EPA, Monsanto and Pharmacia have negotiated a consent order under which Monsanto is preparing an Engineering Evaluation/Cost Analysis Report, which will contain the results of our investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments. The degree to which Monsanto, Solutia and Pharmacia, as opposed to third parties, could ultimately be responsible for costs associated with this matter is unclear.

Pharmacia is party to several EPA administrative orders that require investigation and remediation activities in and around Sauget, Illinois. In connection with its Chapter 11 filing bankruptcy, Solutia ceased performing under these orders on Pharmacia’s behalf. Monsanto therefore has stepped in on Pharmacia’s behalf and is performing Pharmacia’s obligations under those administrative orders. We anticipate that work will continue under these administrative orders through 2005, after which we expect EPA to issue a Record of Decision identifying further remedial activities.

On Oct. 20, 2004, the EPA issued a Notice of Violation to P4 Production, LLC (P4 Production) alleging violations of federal and state hazardous waste management regulations at P4 Production’s phosphorus manufacturing plant in Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject P4 Production to civil penalties. We intend to work with the EPA to reach a resolution of this matter.

Pension Plan

On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which we refer to as the “Plan.” The suit claims that the Plan underpaid certain benefits and violated federal law against age discrimination from Jan. 1, 1997 (when the Plan was sponsored by Pharmacia, then known as Monsanto Company), and continuing to the present. On July 13, 2004, Monsanto tendered defense of this suit to Pharmacia pursuant to the terms of the Separation Agreement and demanded that (a) Pharmacia defend Monsanto or pay Monsanto’s costs of defense, and (b) indemnify Monsanto for any liabilities arising from the lawsuit. Pharmacia has rejected Monsanto’s tender.

Proceedings Relating to Solutia’s Assumed Liabilities

As described above, Solutia managed and directed the defense of proceedings with respect to Solutia’s Assumed Liabilities until approximately Feb. 17, 2004, when Solutia notified Pharmacia and Monsanto of its intention to cease or suspend performance. In order to protect the interests of Pharmacia and Monsanto, we have assumed management of these matters on an interim basis or until resolution of Solutia’s Chapter 11 proceeding. As we are now managing proceedings relating to Solutia’s Assumed Liabilities, a description of material pending proceedings relating to Solutia’s Assumed Liabilities that may be material to our company is included in this portion of this report on Form 10-K.

MONSANTO COMPANY	2004 FORM 10-K

The following proceedings allege damages arising from exposure to polychlorinated biphenyls (PCBs) discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and was transferred to Solutia as part of the spinoff of Solutia from Pharmacia:

•	Owens v. Monsanto: On Oct. 27, 2003, a motion was filed in U.S. District Court for the Northern District of Alabama, contending that the September 2003 global settlement agreement in the Tolbert v. Monsanto and Abernathy v. Monsanto PCB cases also required the payment of additional funds to plaintiffs in Owens v. Monsanto, an Anniston-related PCB case that was settled by Solutia in April 2001 on behalf of itself and Pharmacia. On Jan. 8, 2004, the court substantially denied plaintiffs’ claim but awarded an additional amount of approximately $800 per plaintiff, for a total additional award of $1.3 million, which we have paid on behalf of Pharmacia. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit, and on Aug. 19, 2004, the Eleventh Circuit affirmed the trial court’s judgment already paid by Monsanto. On Oct. 15, 2004 the Eleventh Circuit denied the plaintiffs’ motion for a rehearing en banc.

•	Payton v. Monsanto: This case was brought in Circuit Court in Shelby County, Alabama, on July 15, 1997, against Pharmacia, on behalf of a purported class of owners, lessees and licensees of properties located on Lay Lake, which is downstream from Lake Logan Martin on the Coosa River in Alabama. Plaintiffs claim that PCBs in Lay Lake entitle them to compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury and illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their water rights. On Aug. 4, 2004, the class representatives and Monsanto (on behalf of Pharmacia), subject to court and management approval and completion of the class approval and notice process, entered an agreement that if approved would permit the settlement of this class action. On Sept. 15, 2004, the circuit judge preliminarily approved the settlement process, ordered notice to potential class members to commence by Oct. 1, 2004, and set a fairness hearing for Nov. 3, 2004.

•	Other Anniston Cases: Other than Payton, after the Tolbert and Abernathy global settlement, 12 cases involving a total of 23 plaintiffs claiming personal injury or property damage remained pending in various Circuit Courts in the State of Alabama. Efforts to remove those 12 cases to federal court were unsuccessful. In addition, Cole v. Monsanto was filed in U.S. District Court for the Northern District of Alabama as a purported class action involving a class of individuals allegedly not included within the Tolbert and Abernathy global settlement.

Pursuant to an Aug. 4, 2003, Partial Consent Decree, Solutia and Pharmacia agreed to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site. Solutia has since stated that it will only perform remediation on sites where it has current operations. Monsanto has therefore stepped in as Pharmacia’s representative and is funding some of the remaining environmental obligations.

On June 5, 2003, Solutia and Pharmacia filed suit against 19 parties to force them to pay their fair share toward past and future investigation and cleanup costs under the Comprehensive Environmental Response Compensation and Liability Act. The suit was filed in the U.S. District Court for the Northern District of Alabama in an action captioned Solutia Inc. and Pharmacia Corporation v. McWane, Inc. et al. The 19 parties are owners and operators of manufacturing facilities that Solutia/Pharmacia believed were responsible for a major share of the PCB contamination found throughout Anniston. Solutia was managing this suit until it filed for bankruptcy protection. Monsanto and Solutia have negotiated an arrangement for the continued management and vigorous prosecution of this suit.

Pharmacia was added as a defendant on Feb. 7, 1997, to a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against U.S. Mineral Products Company in 1990 by the Commonwealth, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building (T & S Building) in Harrisburg, Pennsylvania. In June 1994, a fire broke out in the T & S Building. The Commonwealth claims that PCBs contaminated the building and necessitated its demolition and temporary relocation of Commonwealth employees caused by the alleged contamination. In addition, the Commonwealth sought the cost of constructing a new building on the site of the T & S Building. Solutia defended the litigation pursuant to its obligations under the Distribution Agreement and, on Aug. 23, 2000, the jury returned a verdict of $90 million against Pharmacia. The verdict was reduced to $45 million by the trial court. On Nov. 15, 2002, Solutia filed an appeal to the Supreme Court of Pennsylvania. Please refer to Item 8 — Note 22 for more information regarding the appeal bond posted by Monsanto on Solutia’s behalf in this matter. Oral argument before the Supreme Court of Pennsylvania on this matter was heard on May 11, 2004.

MONSANTO COMPANY	2004 FORM 10-K

In January 1984, Pharmacia was served in Furch v. General Electric Company, et al., the first of five cases brought in state court in Broome County, New York, relating to claims of injury allegedly resulting from exposure to PCBs during and immediately after a fire in a state office building in Binghamton, New York. Plaintiffs were 43 emergency responders or individuals involved in cleanup activities immediately after the fire and their spouses or representatives, for a total of 81 plaintiffs. The plaintiffs claimed that PCBs, dibenzofurans and dibenzodioxins were spread throughout the building when a transformer, located in an equipment room in the basement of the building, ruptured during the fire. Plaintiffs made claims for various personal injuries, including in some cases death, and alleged fear of future disease and the need for medical monitoring. They sought compensatory and punitive damages in an unspecified amount. This case was resolved pursuant to a settlement in the fourth quarter of fiscal 2004.

Seventeen PCB cases are now pending in Mississippi. All of these cases were filed in state court in Hinds County and Copiah County, Mississippi. The 1,654 plaintiffs in 16 of these cases are either present or former employees of an electrical transformer manufacturing facility owned by Kuhlman Electric Corporation located in Crystal Springs, Mississippi, or present or former residents of the Crystal Springs community. The cases assert various negligence and product liability claims and seek damages for personal injury and/or property damage caused by exposure to PCBs. The plaintiffs seek to recover both compensatory and punitive damages in unspecified amounts. The plaintiffs in these cases name as defendants in various combinations Solutia, Monsanto and/or Pharmacia. All 16 cases have been removed to the U.S. District Court for the Southern District of Mississippi. The remaining two cases were recently filed and will also be removed. Motions to remand have been filed in each removed case. On Sept. 29, 2004, in the first case removed to federal court, the District Court denied the plaintiffs’ motion to remand. In addition, on Dec. 30, 2003, a wrongful death case was filed against Monsanto in the Circuit Court of Hinds County on behalf of three wrongful death beneficiaries for damages allegedly arising from their decedent’s exposure to PCBs in the course of his work as an electrician in the Ingall’s shipyard in Pascagoula, Mississippi. Pharmacia is not named as a defendant in this suit. The case was removed to federal court, and a motion to remand was recently denied by the federal court. No trial dates have been scheduled.

See “MD&A — Cautionary Statements: Risk Factors Regarding Forward-Looking Statements,” in Item 7 of this Form 10-K, which is incorporated herein by reference, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

MONSANTO COMPANY	2004 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 25, 2004, was 54,617.

The original quarterly dividend rate adopted by the board of directors following the initial public offering (IPO) was $0.12. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.13 and in May 2004 to $0.145.

The following table sets forth dividend information, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal year 2004 quarters indicated.

	1st	2nd	3rd	4th	Fiscal
Dividends per Share	Quarter	Quarter	Quarter	Quarter	Year
2004	$0.13	$0.13	$0.275 (1)	$0.145	$0.68

		1st	2nd	3rd	4th	Fiscal
Common Stock Price		Quarter	Quarter	Quarter	Quarter	Year
2004	High	$27.54	$34.95	$37.09	$38.50	$38.50
	Low	23.08	25.70	31.36	34.00	23.08

(1)	During the period from March 1, 2004, through May 31, 2004, Monsanto declared two dividends, $0.13 per share on March 2, 2004, and $0.145 per share on May 4, 2004.

The following table sets forth dividend information, as well as the high and low sales prices for Monsanto’s common stock, for the calendar quarters indicated. Note that because of the company’s change in fiscal year end from December 31 to August 31 in 2003, only the first two quarters were reported for 2003. Dividend information and common stock prices are not included in this table for 2004 as Monsanto has reported 2004 on a fiscal-year basis above.

	1st	2nd	3rd	4th	Calendar
Dividends per Share	Quarter	Quarter	Quarter	Quarter	Year
2003	$0.12	$0.12	N/A (2)	N/A	N/A
2002	$0.12	$0.12	$0.12	$0.12	$0.48

		1st	2nd	3rd		4th	Calendar
Common Stock Price		Quarter	Quarter	Quarter		Quarter	Year
2003	High	$19.88	$22.60	N/A	(3)	N/A	N/A
	Low	13.55	15.69	N/A	(3)	N/A	N/A
2002	High	$33.13	$33.29	$19.10		$20.47	$33.29
	Low	28.30	17.27	13.01		13.55	13.01

(2)	Because Monsanto changed its fiscal year from December 31 to August 31 only the first two quarters were reported for the transition period. The eight-month transition period ended Aug. 31, 2003. During the period from July 1, 2003, through Aug. 31, 2003, Monsanto declared no dividends.

(3)	During the period from July 1, 2003, through Aug. 31, 2003, the high and low sales prices of Monsanto stock were $26.35 and $20.86, respectively.

MONSANTO COMPANY	2004 FORM 10-K

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the fourth quarter of fiscal year 2004 by the issuer and any affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
			Purchased as Part of	Value of Shares that May
	(a) Total Number of	(b) Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share	or Programs	the Plans or Programs
June 2004:
June 1, 2004, through June 30, 2004	3,245 (4)	$35.01	—	$367,365,481
July 2004:
July 1, 2004, through July 31, 2004	2,016,400	$36.51	2,016,400	$293,747,959
August 2004:
Aug. 1, 2004, through Aug. 31, 2004	1,645,500	$36.06	1,645,500	$234,418,018

Total	3,665,145	$36.30	3,661,900	$234,418,018

(4)	Represents total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. The plan expires on July 30, 2006. There were no other publicly announced plans outstanding as of Aug. 31, 2004.

MONSANTO COMPANY	2004 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	12 Months Ended		Eight Months
(Dollars in millions, except per share and	Aug. 31,		Ended Aug. 31,		Year Ended Dec. 31,
pro forma share amounts)	2004	2003	2003	2002	2002	2001	2000	1999
Operating Results:
Net sales(1,2)	$5,457	$4,910	$3,365	$3,106	$4,651	$5,440	$5,462	$5,216
Income from operations	621	677	491	151	338	690	586	638
Income from continuing operations	271	95	2	47	141	321	193	168
Loss on discontinued operations(2)	(4)	(15)	(13)	(10)	(12)	(26)	(18)	(18)
Cumulative effect of a change in accounting principle(1,3,4)	—	(12)	(12)	(1,822)	(1,822)	—	(26)	—
Net income (loss)	267	68	(23)	(1,785)	(1,693)	295	149	150
Basic Earnings (Loss) per Share and per Pro Forma Share:(5)
Income from continuing operations	$1.03	$0.36	$0.01	$0.18	$0.54	$1.24	$0.75	$0.65
Loss on discontinued operations(2)	(0.02)	(0.05)	(0.05)	(0.04)	(0.05)	(0.10)	(0.07)	(0.07)
Cumulative effect of accounting change(1,3,4)	—	(0.05)	(0.05)	(7.00)	(6.99)	—	(0.10)	—
Net income (loss)	1.01	0.26	(0.09)	(6.86)	(6.50)	1.14	0.58	0.58
Diluted Earnings (Loss) per Share and per Pro Forma Share:(5)
Income from continuing operations	$1.01	$0.36	$0.01	$0.18	$0.54	$1.22	$0.75	$0.65
Loss on discontinued operations(2)	(0.02)	(0.05)	(0.05)	(0.04)	(0.05)	(0.10)	(0.07)	(0.07)
Cumulative effect of accounting change(1,3,4)	—	(0.05)	(0.05)	(6.92)	(6.94)	—	(0.10)	—
Net income (loss)	0.99	0.26	(0.09)	(6.78)	(6.45)	1.12	0.58	0.58
Financial Position at end of Period:
Total assets(6)	$9,164	$9,536	$9,536	$9,175	$8,949	$11,454	$11,731	$11,101
Working capital(6,7)	3,037	2,920	2,920	2,804	2,537	2,373	2,213	2,323
Current ratio(6,7)	2.60:1	2.45:1	2.45:1	2.62:1	2.36:1	1.99:1	1.80:1	2.36:1
Long-term debt	1,075	1,258	1,258	1,148	851	893	962	4,278
Debt-to-capital(8)	22%	23%	23%	27%	19%	19%	19%	48%
Other Data (applicable for periods subsequent to IPO):(9)
Dividends per share(10,11)	$0.68	$0.49	$0.25	$0.24	$0.48	$0.48	$0.09	N/A
Stock price per share:
High	$38.50	$26.35	$26.35	$33.29	$33.290	$38.800	$27.380	N/A
Low	$23.08	$13.55	$13.55	$13.01	$13.010	$26.875	$19.750	N/A
End of period	$36.60	$25.71	$25.71	$18.37	$19.130	$33.800	$27.060	N/A
Basic shares outstanding	264.4	261.6	261.7	260.3	260.7	258.1	258.0	N/A
Diluted shares outstanding	269.2	261.8	262.1	263.2	262.6	263.6	258.5	N/A
Employees (at end of period)	12,600	13,200	13,200	14,000	13,700	14,600	14,700	N/A

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect our business results. In July 2003, Monsanto’s board of directors approved a change in the company’s fiscal year end from December 31 to August 31. Accordingly, data presented in this report for the period from Jan. 1, 2003, through Aug. 31, 2003, is otherwise known as the transition period. For all periods except the 12 months ended Aug. 31, 2003, and the eight months ended Aug. 31, 2002, the operating results data, earnings (loss) per share and per pro forma share data, and financial position data set forth above are derived from Monsanto Company’s audited consolidated financial statements. For the 12-month period ended Aug. 31, 2003, and the eight-month period ended Aug. 31, 2002, this data is derived from unaudited consolidated financial statements.

(1)	In 2000, Monsanto adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. Monsanto’s adoption of SAB 101 primarily affected its recognition of license revenues from biotechnology traits sold through third-party seed companies. Monsanto adopted the provisions of SAB 101 as an accounting change, recognizing as a cumulative effect of a change in accounting principle a loss of $26 million aftertax ($0.10 per basic and diluted pro forma share) effective Jan. 1, 2000. Assuming SAB 101 was applied retroactively, net income and basic and diluted earnings per pro forma share would have been higher by these amounts in 2000, and lower by these same amounts in 1999.

(2)	As part of the fiscal year 2004 restructuring plan, Monsanto announced plans to: (1) exit the European breeding and seed business for wheat and barley, and (2) discontinue the plant-made pharmaceuticals program. Accordingly, these businesses have been presented as discontinued operations in the Statement of Consolidated Operations for all periods presented above. In the fourth quarter of fiscal year 2004, Monsanto finalized the sale of assets associated with the company’s European wheat and barley business.

MONSANTO COMPANY	2004 FORM 10-K

(3)	In 2002, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of this new accounting standard, Monsanto recognized a transitional goodwill impairment charge of $1.8 billion aftertax effective Jan. 1, 2002.

(4)	In 2003, Monsanto adopted SFAS No. 143, Accounting for Asset Retirement Obligations. In connection with the adoption of this new accounting standard, Monsanto recorded a cumulative effect of accounting change of $12 million aftertax ($0.05 per basic and diluted share) effective Jan. 1, 2003.

(5)	Diluted earnings per pro forma share for 2000 were calculated using 258 million weighted-average common shares outstanding plus the effect of dilutive common share equivalents totaling 0.5 million, consisting of outstanding stock options. For all periods prior to 2000, basic and diluted earnings per pro forma share were calculated using 258 million weighted-average common shares, the number of common shares outstanding immediately after the IPO in October 2000.

(6)	Certain prior-year amounts have been reclassified to conform with the current-year presentation.

(7)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(8)	Debt-to-capital is the total of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity. Fluctuations in our debt-to-capital ratio from December 31 to August 31 were affected by the seasonality of our business.

(9)	Prior to Sept. 1, 2000, Monsanto was the agricultural business of Pharmacia Corporation and was not a separate corporate entity with shares outstanding or employees.

(10)	The dividend of $0.09 per share on the company’s common stock declared in the fourth quarter of calendar year 2000 is prorated. It was based on a quarterly dividend rate of $0.12 per share, which reflected a policy adopted by the board of directors following Monsanto’s IPO. The board of directors increased the company’s dividend rate in April 2003 to $0.13 and in May 2004 to $0.145.

(11)	In fiscal year 2004, there were five dividends declared. In first and second quarters of 2004, the company declared a dividend of $0.13 per share. In the third quarter of 2004, Monsanto declared two dividends of $0.13 per share and $0.145 per share, totaling $0.275 per share. In the fourth quarter of 2004, the company declared a dividend of $0.145 per share. Refer to footnote 10 to this table for an explanation of the dividend rate increase in fiscal year 2004.

MONSANTO COMPANY	2004 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. More than 45 percent of our sales, 37 percent of our Seeds and Genomics segment’s sales, and 51 percent of our Agricultural Productivity segment’s sales were made outside the United States during fiscal year 2004. In October 2003, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. As a result of the exit plans, these businesses have been presented as discontinued operations. Accordingly, for fiscal year 2004, the eight months ended Aug. 31, 2003, and calendar years ended Dec. 31, 2002 and 2001, the Statement of Consolidated Operations has been conformed to this presentation. In the fourth quarter of 2004, we finalized the sale of assets associated with our European wheat and barley business. Refer to Item 8 — Note 27 — Discontinued Operations — for further details. These businesses were previously reported as part of the Seeds and Genomics segment.

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

MD&A should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the tables, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise noted, all amounts and analyses are based on continuing operations.

Change in Fiscal Year End

In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. This change aligned our fiscal year more closely with the seasonal nature of our business. In view of this change, MD&A compares the consolidated financial statements as of and for the 12 months ended Aug. 31, 2004, with the consolidated financial statements as of and for the 12 months ended Aug. 31, 2003. References to 2004 refer to the fiscal year ended Aug. 31, 2004. MD&A also compares the consolidated financial statements as of and for the eight months ended Aug. 31, 2003 (the transition period) with the consolidated financial statements as of and for the eight months ended Aug. 31, 2002. Although this report does not present the consolidated financial statements for the 12 months ended Aug. 31, 2003, and as of and for the eight months ended Aug. 31, 2002, we have included summary information in MD&A for these periods for comparability purposes because of the seasonality of our business. We are also including a discussion and analysis of our financial statements for calendar years ended Dec. 31, 2002 and 2001.

Throughout MD&A, data for all periods except for the 12 months ended Aug. 31, 2003, and as of and for the eight months ended Aug. 31, 2002, are derived from our audited consolidated financial statements, which appear in this report. All data for the 12 months ended Aug. 31, 2003, and as of and for the eight months ended Aug. 31, 2002, are

MONSANTO COMPANY	2004 FORM 10-K

derived from our unaudited consolidated financial statements, which are not presented herein. Summary financial information for the eight-month period ended Aug. 31, 2002, can be found in Item 8 — Note 4 — Change in Fiscal Year End.

Financial Measures

The primary operating performance measure for our two business segments is earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes (EBIT). We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and income taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management in determining resource allocations within the company.

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operations and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest into the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation.

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

Executive Summary

Consolidated Operating Results — Net sales increased 11 percent to $5.5 billion in fiscal year 2004 from $4.9 billion in the comparable 2003 12-month period. Sales increased 21 percent, or $398 million, in the Seeds and Genomics segment and 5 percent, or $149 million, in the Agricultural Productivity segment. We experienced sales improvements in corn and soybean traits in the United States, corn seed in the United States, Europe and Brazil, and cotton traits in the United States and India. Sales of Roundup and other glyphosate-based herbicides increased in all world areas outside the United States. Despite somewhat higher volumes, mix continued to shift to lower-priced glyphosate products and market share declined in our U.S. glyphosate business in line with our expectations. Consistent with results for the comparable 2003 12-month period, the gross profit contribution of our Seeds and Genomics segment surpassed the gross profit contribution of our glyphosate business. Fiscal 2004 operating expenses increased 20 percent, or $321 million, and were driven by higher selling, general and administrative expenses, net restructuring charges, and a 2004 goodwill impairment. See the “Restructuring and Other Special Items” section of MD&A, which outlines the fiscal year 2004 restructuring program and related goodwill impairment. In the comparable 2003 12-month period, we participated in a global settlement, which included Solutia and Pharmacia, relating to certain polychlorinated biphenyl (PCB) litigation in Alabama. This global settlement resulted in a $396 million pretax net expense. Fiscal year 2004 net income of $267 million, or $0.99 per share, improved from $68 million, or $0.26 per share, in the comparable 2003 12-month period. For further details, see the “Results of Operations,” “Seeds and Genomics Segment,” and “Agricultural Productivity Segment” sections of MD&A.

Financial Condition, Liquidity, and Capital Resources — As of Aug. 31, 2004, the balance of cash and cash equivalents was more than $1 billion. In fiscal year 2004, we contributed $400 million toward the PCB litigation settlement, purchased $266 million of our shares, and made $215 million in voluntary pension contributions. For fiscal year 2004, net cash provided by operations was $1,261 million, compared with $1,128 million in the comparable prior-year period. Net cash required by investing activities was $262 million in 2004 and $482 million in the comparable 2003 12-month period. As a result, our free cash flow as defined in the “Financial Measures” section above was $999 million in fiscal year 2004 compared with $646 million in the comparable 2003 12-month period. The increase in free cash flow was driven by improved trade accounts receivable collections globally and the timing of short-term investments, which were partially offset by the PCB litigation settlement payment net of PCB insurance proceeds and higher voluntary pension contributions in fiscal year 2004. Total debt outstanding remained consistent between Aug. 31, 2004, and Aug. 31, 2003, at approximately $1.5 billion. See the “Financial Condition, Liquidity, and Capital Resources” section of MD&A for a more detailed discussion.

Outlook — We are continuing to evolve to a company led by its strengths in seeds and biotechnology traits as a means of delivering solutions to our customers. We aim to continually improve our products to maintain market leadership and to

MONSANTO COMPANY	2004 FORM 10-K

support near-term performance. We are focused on solving problems in new ways for farmers and bringing second-generation traits to the market, such as Bollgard II, and pipeline products in advanced stages, such as Roundup Ready Flex cotton. We are also focused on providing farmers with multiple solutions in one seed, or “stacking” more than one trait in a seed. Our second-generation products are being introduced before the competition has delivered its first-generation products. Our capabilities in biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. We aspire to bring new solutions to our customers’ unmet needs, for example crops with improved oil and protein composition and drought-tolerant crops. The viability of our product pipeline depends in part on the speed of regulatory approvals globally. As a key determinant of our ability to launch new products, we have focused on aspects of the process we can control. This has resulted in programs such as the Brazil value capture system, which makes it possible to collect a royalty on our Roundup Ready soybean invention even though the longer-term regulatory system there is still evolving. Concurrent to this activity in the Seeds and Genomics segment, we are focused on reducing the costs associated with our agricultural chemistry business as that sector matures globally. Roundup remains the market leader; however, the mix of our glyphosate products reflects the increased competitive dynamics of the marketplace.

We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for Solutia’s Assumed Liabilities. It is reasonably possible that our obligation to indemnify Pharmacia for Solutia’s Assumed Liabilities could result in a material adverse effect on our financial position, profitability and/or liquidity; however, that effect cannot be reasonably estimated at this time. See Item 3 — Legal Proceedings and Item 8 — Note 22 — Commitments and Contingencies for further details.

Refer to the “Outlook” section of MD&A for a more detailed discussion of the opportunities, challenges and risks we have identified for our business.

In October 2004, we announced that return on capital would be a new financial measure for fiscal year 2005. We intend to improve return on capital through continued optimization of the Roundup business while accelerating the seeds and traits businesses. Additionally, we expect our compounded annual earnings per share growth rate to somewhat increase in fiscal year 2005 from the fiscal year 2004 earnings per share base, excluding for both years restructuring charges, the goodwill impairment and discontinued operations. We expect the earnings per share growth to be driven by greater acreage penetration of biotech traits, the use of more than one trait per acre, and pricing flexibility in our global seeds and traits businesses. The factors described in the “Cautionary Statements: Risk Factors Regarding Forward-Looking Statements” section of MD&A represent continuing risks to this expectation.

MONSANTO COMPANY	2004 FORM 10-K

RESULTS OF OPERATIONS

Overview of Financial Performance (12 months ended Aug. 31, 2004, compared with 12 months ended Aug. 31, 2003)

We recognized net income of $267 million during fiscal year 2004, and net income of $68 million during the comparable period in 2003. In addition to the discussion that follows the table below, see the “Overview — Executive Summary” section of MD&A for an overview of our results of operations for these periods.

	12 Months
	Ended Aug. 31,
	2004	2003
Net Sales	$5,457	$4,910
Gross Profit	2,567	2,302
Operating Expenses:
Selling, general and administrative expenses	1,145	1,035
Bad-debt expense	109	72
Research and development expenses	511	484
Adjustment of goodwill	69	—
Restructuring charges — net	112	34

Total Operating Expenses	1,946	1,625

Income from Operations	621	677
Interest expense — net	67	69
PCB litigation settlement expense — net	—	396
Other expense — net	152	75

Income from Continuing Operations Before Income Taxes	402	137
Income tax provision	131	42

Income from Continuing Operations	271	95
Discontinued Operations:
Loss from operations of discontinued businesses	(13)	(23)
Income tax benefit	(9)	(8)

Loss on Discontinued Operations	(4)	(15)

Income Before Cumulative Effect of Accounting Change	267	80
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit	—	(12)

Net Income	$267	$68

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.01	$0.36
Loss on discontinued operations	(0.02)	(0.05)
Cumulative effect of accounting change	—	(0.05)

Net Income	$0.99	$0.26

Net sales increased 11 percent in fiscal year 2004 from the same period a year ago. We experienced sales growth in both segments. Our Seeds and Genomics segment net sales improved 21 percent, and sales for our Agricultural Productivity segment increased 5 percent. Ideal weather conditions in almost every world area in fiscal year 2004 contributed to the sales improvements for both segments. Sales of corn, soybean and cotton traits in the United States, and corn seed in the United States, Europe and Brazil drove the Seeds and Genomics segment net sales increase. Sales of Roundup and other glyphosate-based herbicides increased in all world areas outside the United States, with Brazil providing the largest contribution to the fiscal year 2004 sales increase. The Agricultural Productivity segment was negatively affected by a sizable sales decline of Roundup and other glyphosate-based herbicides in the United States because of a mix shift to lower-tier glyphosate products and a market share decline of several share points in line with our expectations. For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

Gross profit increased 12 percent in fiscal year 2004, which was consistent with the 11 percent net sales increase. Total company gross profit as a percentage of sales was 47 percent for both 12-month periods. Consistent with the results of the 12 months ended Aug. 31, 2003, gross profit of our Seeds and Genomics segment in 2004 surpassed the gross profit contribution of our glyphosate business. We expect this trend to continue in fiscal year 2005 and beyond. Restructuring expenses recorded in cost of goods sold totaled $35 million in fiscal year 2004 and $7 million in the comparable prior-year period. Restructuring charges had a 1 percentage point effect on gross profit as a percent of sales in fiscal year 2004, and had no effect on gross profit as a percent of sales in the prior-year 12-month period.

MONSANTO COMPANY	2004 FORM 10-K

Gross profit as a percent of sales increased 3 percentage points for the Seeds and Genomics segment to 60 percent, and declined 3 percentage points for the Agricultural Productivity segment to 38 percent in fiscal year 2004. The strength of our Seeds and Genomics segment more than offset the decline in our glyphosate business. Gross profit as a percent of sales for the Seeds and Genomics segment improved because of higher average net selling price for branded corn seed, particularly in the United States, and lower U.S. cost of goods sold due to improved corn yields for seed production. Additionally, gross profit improved from stacking more than one biotech trait in corn and increased corn trait penetration. Gross profit also benefited from an increase in Roundup Ready soybean trait prices in the United States. The decline in Agricultural Productivity gross profit as a percent of sales was primarily because of the U.S. mix shift to lower-priced Roundup and other glyphosate-based herbicides and a U.S. market share decline of several share points, both of which were in line with our expectations.

Operating expenses increased 20 percent, or $321 million, in fiscal year 2004 from the prior-year comparable period. We experienced increases in each of the five expense line items that are part of operating expenses. Selling, general and administrative (SG&A) expenses increased 11 percent, or $110 million, for the 12-month comparison. The largest driver of the SG&A expense increase was higher accrued incentive compensation. These accrued incentive levels are commensurate with our improved operational results this year. SG&A expenses also increased because of higher expense associated with the institution of a royalty system for Roundup Ready soybeans in Brazil (see “Outlook” in MD&A for additional details), and higher agency fee expense as a result of increased fiscal year 2004 net sales for the lawn-and-garden herbicide business compared with the same period in the prior year. As discussed in the “Restructuring and Other Special Items” section of MD&A, we estimated approximately $40 million in fiscal 2004 aftertax savings as a result of the fiscal year 2004 restructuring plan. These savings benefited SG&A, and, to a lesser extent, research and development expenses. The SG&A savings primarily resulted from the 2004 restructuring actions in Europe, and were nearly offset by the unfavorable effect of exchange rates on European SG&A expenses in 2004. As a percent of net sales, SG&A expenses (including bad-debt expense) were 23 percent in both 12-month periods.

Bad-debt expense increased 51 percent, or $37 million, in fiscal year 2004 compared with the same period a year ago. We recorded $45 million in higher bad-debt expense from the same period a year ago for exposures related to potential uncollectible Argentine accounts receivable. Lower bad-debt expenses in Europe somewhat offset the increase. In fiscal year 2004, we continued to restructure our Argentine business model. This redesign focused on streamlining distribution, improving working capital management, and rationalizing our product portfolio. These changes, coupled with the continued economic and business challenges, led to increased credit exposure. We increased the allowance for estimated uncollectible receivables in Argentina after performing a thorough review of our past-due trade receivables. Although we cannot determine with certainty how government actions and economic conditions in Argentina will affect the value of net receivables outstanding, we continue to pursue customer collections aggressively to minimize exposure. The increase in Argentine bad-debt expense also included a reserve for trade receivables related to two minor crops that were exited during fiscal 2004, an action which has resulted in a lower probability of collection. Fiscal year 2004 also had higher Argentine bad-debt expense incurred in the normal course of business.

Research and development (R&D) expenses increased 6 percent, or $27 million, in fiscal year 2004 from the comparable prior-year period. Higher employee-related costs and expenses associated with a third-party software license were the largest drivers of the fiscal 2004 increase. As a percent of net sales, R&D expenses decreased 1 percentage point to 9 percent in fiscal year 2004.

In fiscal year 2004, we recognized a $69 million noncash pretax ($64 million aftertax) goodwill adjustment related to our global wheat business. Our decision to exit the European wheat business required us to re-evaluate the goodwill related to the wheat reporting unit for impairment.

Restructuring charges — net were recorded in both 12-month periods. Restructuring charges recorded in 2004 for the fiscal year 2004 restructuring plan were $118 million, which were reduced by $6 million of restructuring reversals related to our prior restructuring plans. During the prior-year comparable period, we recognized $51 million of restructuring charges in operating expenses related to our 2002 restructuring plan. These restructuring charges were offset by $17 million of restructuring reversals related to the 2000 and 2002 restructuring plans. Thus, net restructuring charges were $112 million in fiscal year 2004 and $34 million in the comparable prior-year period. For a further discussion, see the “Restructuring and Other Special Items” section of MD&A.

Interest expense — net decreased $2 million in fiscal year 2004 to $67 million. Interest expense increased $4 million in fiscal year 2004 to $91 million, primarily because we had a higher average amount of variable-rate medium-term notes in Brazil

MONSANTO COMPANY	2004 FORM 10-K

outstanding in fiscal year 2004 compared with the comparable 2003 12-month period. We issued approximately $100 million of additional medium-term notes in Brazil in fiscal 2004 (see Item 8 — Note 12 — Debt and Other Credit Arrangements — for further details). Interest income increased $6 million in fiscal year 2004 to $24 million because of larger overnight cash deposits, which resulted from improved operational cash flow in the United States and Brazil. Further, interest income increased $2 million in 2004 from the accretion of the discount related to the PCB insurance receivables (see the following paragraph).

We recorded $396 million of PCB litigation settlement expense — net in the prior-year 12-month period. The pretax charge of $396 million ($252 million aftertax, reflecting a tax benefit of $144 million) was recorded in August 2003. The net charge includes $1 million of related legal expenses. In August 2003, we participated in a global settlement, which included Solutia and Pharmacia, relating to certain Solutia PCB litigation in Alabama. Our strong cash-generating capabilities allowed us to contribute to this settlement, thereby mitigating the longer-term litigation risk associated with our contractual obligations related to Solutia. We paid a portion ($150 million) of our share of the cash settlement in August 2003, and the remaining $400 million was paid in September 2003. We recorded miscellaneous receivables of $155 million as of Aug. 31, 2003, for the anticipated insurance reimbursement from Pharmacia’s commercial insurance; however, this amount was adjusted by increasing other expense — net by $5 million in fiscal 2004 to reflect the discounted effect as a result of the three-year payment schedule to which we agreed ($2 million was accreted to interest income in fiscal 2004, and an additional $3 million will be accreted in future periods). In August 2004, we and the insurer responsible for approximately $140 million of the reimbursement resolved the mediation of a dispute regarding the amount due and we received net proceeds of $72 million in August 2004. Miscellaneous receivables of $80 million remain recorded as of Aug. 31, 2004, for the anticipated insurance reimbursement ($15 million was recorded in miscellaneous receivables and $65 million was recorded in other assets). The insurer agreed to pay the remainder in quarterly installments over three calendar years beginning in March 2005.

In consideration of our participation in the settlement, Solutia agreed to issue warrants to us for the purchase of 10 million shares of Solutia stock. Solutia did not execute a final warrant agreement or issue or deliver the warrants prior to its Chapter 11 filing in December 2003, and Monsanto expects that Solutia’s obligation to issue warrants will be discharged in the Chapter 11 proceeding. Monsanto has not recorded the warrants in its financial statements, in either period, because they were not received.

Other expense — net increased $77 million during fiscal year 2004. In fiscal year 2004, we recorded $58 million ($36 million aftertax) for the advancement of funds to pay for Solutia’s Assumed Liabilities in light of Solutia’s refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. See Item 8 — Note 22 — Commitments and Contingencies — for further details on Solutia’s Assumed Liabilities. Additionally, other expenses were higher in fiscal year 2004 because of increased hedging losses and foreign-currency transaction losses. Hedging losses were $7 million in fiscal 2004 compared to hedging gains of $1 million in the comparable 2003 12-month period. Net foreign-currency transaction losses increased $7 million to $29 million. We recognized $9 million of other income during fiscal year 2004 related to gains that were realized upon the sale of equity securities. Our equity affiliate expense decreased $5 million to $36 million in fiscal year 2004, and was primarily related to our Renessen LLC (Renessen) joint venture. Renessen expenses declined in 2004 because of lower payroll costs as a result of a reorganization that occurred in the prior year, and improved cost management. This joint venture is owned and funded 50-50 with Cargill, Incorporated. It was formed to develop and market products for the grain processing and animal feed industries.

Income tax provision for fiscal year 2004 increased $89 million from the prior-year comparable period. The effective tax rate increased to 33 percent, an increase of 2 percent over the comparable 2003 12-month period. The goodwill adjustment in fiscal year 2004 and the PCB litigation settlement in the prior year significantly affected the effective tax rate comparison. Without the goodwill adjustment, the 2004 effective tax rate would have been 29 percent, and without the PCB litigation settlement, the 2003 effective tax rate would have been 35 percent. Thus, without these items, the 2004 effective tax rate would have been a reduction of 6 percent versus the prior-year period. This improvement was driven primarily by a favorable adjustment to our income tax reserve resulting from a settlement reached with the Internal Revenue Service on a number of issues and, to a lesser extent, a realignment of the company’s European business operations. Income tax expense for 2004 also includes two adjustments for valuation allowances against our deferred tax assets in Argentina and Brazil. In Argentina, we established a valuation allowance of $107 million primarily as a result of the recent history of losses, the continued uncertain economic conditions in Argentina (discussed in the “Outlook” section of MD&A) and the limited tax carryforward period of five years. In Brazil, we reassessed the need for a valuation allowance and reversed the existing valuation allowance of $90 million, primarily as a result of the improved operating results in Brazil and the improvements in the Brazilian

MONSANTO COMPANY	2004 FORM 10-K

economy. For further details of these deferred tax adjustments, please refer to the “Critical Accounting Policies and Estimates” section of MD&A and Item 8 — Note 11 — Income Taxes.

As discussed in Note 11, the sale of the European wheat and barley business generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties were substantially diminished with the enactment of the “American Jobs Creation Act of 2004” on Oct. 22, 2004. As a result, we will record a deferred tax benefit of approximately $105 million, or $0.39 per share, in the first quarter of fiscal year 2005. The recognition of this tax benefit in the United States will effectively preclude Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $68 million, which had a full valuation allowance against it, will be written off. The American Jobs Creation Act of 2004 also contains a number of tax provisions which we are in the process of evaluating their impact. While management does not believe these provisions will have a material impact on fiscal year 2005, they may have a material impact in subsequent years.

The factors above explain the change in income from continuing operations. The loss on discontinued operations was $4 million in fiscal year 2004 and $15 million in the same period a year ago. The aftertax loss of $4 million included $2 million related to restructuring charges recorded in discontinued operations and a $2 million loss from operations of the discontinued businesses. SG&A and R&D expenses related to the discontinued businesses were lower in fiscal year 2004 than in the comparable period a year ago because we were exiting those businesses. Fiscal 2004 also included a benefit from the write-off of a deferred tax liability of $7 million associated with the European wheat and barley business. Pretax restructuring expenses of $11 million offset the lower expenses and tax benefit.

Additionally, in the 12 months ended Aug. 31, 2003, we adopted a new accounting standard relating to asset retirement obligations, which negatively affected our net income by $12 million aftertax, or $0.05 per share.

Overview of Financial Performance (transition period compared with eight months ended Aug. 31, 2002)

We recognized a net loss of $23 million during the transition period, and a net loss of $1.8 billion during the comparable prior-year period. The following factors affected the eight-month comparison:

2003:

•	An aftertax charge of $252 million in 2003 related to the settlement of certain Solutia PCB litigation

•	An aftertax charge of $12 million effective Jan. 1, 2003, upon adoption of a new accounting standard relating to asset retirement obligations

2002:

•	A $1.8 billion aftertax transitional goodwill impairment charge, upon adoption of a new accounting standard relating to goodwill

•	Establishment of a $100 million aftertax, bad-debt reserve in 2002 related to Argentine receivables

•	Actions in 2002 to reduce risks in Latin America, due to economic and market uncertainties, that negatively affected results

•	Aftertax charges of $49 million relating to our 2002 restructuring plan net of prior plan reversals

•	Gain from sales of certain assets for use in certain ex-U.S. markets in 2002, which contributed approximately $20 million aftertax of other income

On an ongoing business basis, our results in the transition period were affected by lower volumes and lower average net selling prices of Roundup herbicides in the United States. However, stronger sales of our seeds and traits in the United States mitigated this shortfall. During the transition period, our Seeds and Genomics segment delivered a greater gross profit

MONSANTO COMPANY	2004 FORM 10-K

contribution than that of the Roundup and other glyphosate-based herbicides. This milestone demonstrates the increasing contribution of that segment to our results.

	Eight Months
	Ended Aug. 31,
	2003	2002
Net Sales	$3,365	$3,106
Gross Profit	1,574	1,441
Operating Expenses:
Selling, general and administrative expenses	735	715
Bad-debt expense	40	176
Research and development expenses	313	336
Restructuring charges — net	(5)	63

Total Operating Expenses	1,083	1,290

Income from Operations	491	151
Interest expense — net	46	35
PCB litigation settlement expense — net	396	—
Other expense — net	67	51

Income (Loss) from Continuing Operations Before Income Taxes	(18)	65
Income tax provision (benefit)	(20)	18

Income from Continuing Operations	2	47
Discontinued Operations:
Loss from operations of discontinued businesses	(20)	(15)
Income tax benefit	(7)	(5)

Loss on Discontinued Operations	(13)	(10)

Income (Loss) Before Cumulative Effect of Accounting Change	(11)	37
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit	(12)	(1,822)

Net Loss	$(23)	$(1,785)

Diluted Earnings (Loss) per Share:
Income from continuing operations	$0.01	$0.18
Loss on discontinued operations	(0.05)	(0.04)
Cumulative effect of accounting change	(0.05)	(6.92)

Net Loss	$(0.09)	$(6.78)

Net sales for the transition period increased 8 percent over the comparable period in the prior year. Both of our operating segments benefited from improved performance in Latin America. In the eight-month period in the prior year, net sales were negatively affected by difficult economic conditions in that region, as well as the operational changes we made to our business to address the uncertainties there. In the Seeds and Genomics segment, U.S. seed and trait sales continued their strong growth in the transition period, with seed and trait sales for all crops increasing during the eight-month period. Sales in the Agricultural Productivity segment declined because of the continued shift toward lower-priced Roundup and other glyphosate-based herbicides and lower U.S. Roundup volumes in the postpatent glyphosate market. Sales of our selective herbicides also declined. For a more detailed discussion of the factors affecting the net sales comparison, see “Seeds and Genomics Segment” and “Agricultural Productivity Segment” for the transition period.

Gross profit for the transition period increased 9 percent, which was consistent with the 8 percent increase in net sales. Increases in Seeds and Genomics gross profit were partly offset by declines in Agricultural Productivity gross profit, as the continued growth of our Seeds and Genomics segment improved our margins in the transition period. Better financial results in Latin America also improved the margin comparison in the transition period, as the market factors in Latin America and our actions in response to those factors negatively affected our margins in the comparable period in 2002. Collectively, these items improved the eight-month gross profit comparison. They more than mitigated the effect of the shift in Roundup and other glyphosate-based herbicide sales in the United States to lower-priced products. During the eight-month period, the gross profit of our Seeds and Genomics segment surpassed the gross profit contribution of our glyphosate business. As a percent of net sales, gross profit gained one point to 47 percent.

Operating expenses decreased 16 percent for the eight-month comparison. In June 2002, we increased our allowance for doubtful trade receivables by $154 million because of the economic turmoil and related market conditions in Argentina. We also recorded $63 million of net operating expenses related to the restructuring plan approved in 2002. These and other operating expenses in the prior year eight-month period were partially offset by a $25 million reduction in SG&A costs

MONSANTO COMPANY	2004 FORM 10-K

stemming from the sale of certain Monsanto herbicide assets in Japan to Nissan Chemical Industries (Nissan). SG&A expenses in the transition period also reflected a reduction, to a lesser extent, in costs related to agreements that are part of our ongoing business. During the transition period, our bad-debt expense was significantly lower, and our operating expenses were reduced by $5 million in restructuring reversals related to our past restructuring plans. However, higher employee-related costs, primarily accrued incentive compensation, drove SG&A expenses higher in the transition period. Continued cost management helped offset some of this increase and also decreased R&D expenses by 7 percent. We also continued to see the benefits from our restructuring programs through lower R&D expenses.

In August 2003, we participated in a global settlement, which included Solutia and Pharmacia, relating to certain Solutia PCB litigation in Alabama. We paid a portion ($150 million) of our share of the cash settlement in August 2003, and the remaining $400 million was paid in September 2003. We expected to receive approximately $155 million in reimbursement from Pharmacia’s commercial insurance. As a result, we recorded a pretax charge of $396 million ($252 million aftertax, reflecting a tax benefit of $144 million) during the transition period. The net charge includes $1 million of related legal expenses. See the fiscal year 2004 “Results of Operations” discussion in MD&A for more details of the PCB litigation settlement expense.

Other expense (net) increased to $67 million during the transition period. Net other expense in the transition period consisted primarily of equity affiliate expense and foreign-currency transaction losses. Our equity affiliate expense of $26 million is primarily related to our Renessen joint venture. During the eight months ended Aug. 31, 2002, we recorded approximately $20 million of other income related to sales of certain herbicide assets for use in ex-U.S. markets, including the Nissan transaction in Japan and a smaller transaction with Nufarm Australia Ltd. (Nufarm) in the Australia and New Zealand markets. We also recognized $10 million of other income during the 2002 eight-month period related to gains that were realized upon the sale of equity securities. These gains were slightly offset by net currency losses reflecting the devaluation of our net assets denominated in Argentine pesos.

Net interest expense increased $11 million to $46 million during the transition period. Although our debt levels during the transition period were significantly lower than debt levels during the comparable period in 2002, higher interest rates associated with our long-term senior notes led to overall higher interest expense. With the issuance of these notes, our debt mix has shifted from primarily commercial paper toward longer-term borrowings, which carry higher interest rates.

We recognized an income tax benefit of $20 million during the transition period on a pretax loss of $18 million. During the same period in 2002, we recognized an income tax provision of $18 million on $65 million of pretax income. The Solutia PCB litigation settlement expense in 2003 and the Argentine bad-debt expense in 2002 significantly affected the eight-month effective tax rate comparison. Without these items, the effective tax rate for both eight-month periods would have been 33 percent.

The factors above explain the change in income from continuing operations. Income from continuing operations was $2 million for the transition period and $47 million in the same period in the prior year.

Discontinued operations related to the European wheat and barley business and plant-made pharmaceuticals program generated an aftertax loss of $13 million in the eight months ended Aug. 31, 2003, and an aftertax loss of $10 million in the comparable prior-year period.

On Jan. 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, pursuant to which we no longer amortize goodwill. In connection with the adoption of this new accounting standard, we recognized a transitional goodwill impairment charge of $1.8 billion aftertax.

Review of Calendar Year Financial Performance (calendar year 2002 compared with calendar year 2001)

	Year Ended Dec. 31,
	2002	2001
Net Sales	$4,651	$5,440
Income from Continuing Operations	$141	$321
Loss on Discontinued Operations	$(12)	$(26)
Cumulative Effect of a Change in Accounting Principle	$(1,822)	$—
Net Income (Loss)	$(1,693)	$295
Income from Continuing Operations Earnings per Share	$0.54	$1.22

MONSANTO COMPANY	2004 FORM 10-K

We recognized a net loss of $1.7 billion, or $6.45 per share, in 2002. This net loss included a $1.8 billion aftertax ($6.94 per share) goodwill impairment upon the adoption of a new goodwill accounting standard. In 2001, we recognized net income of $295 million, or $1.12 per share. The factors that affected the year-to-year comparison are discussed below.

Net sales declined 15 percent to $4.7 billion in 2002 from $5.4 billion in 2001. Sales declined in both the Agricultural Productivity segment and, to a lesser extent, the Seeds and Genomics segment. In the Agricultural Productivity segment, continued competitive pressures on Roundup resulted in U.S. market share loss, and unfavorable weather conditions in key planting regions contributed to lower U.S. sales of Roundup. The effect of a shift in mix to lower-priced glyphosate products also lowered U.S. sales of Roundup by decreasing the average net selling price. The Seeds and Genomics segment experienced higher seed sales in the United States. Higher corn seed sales were partly offset by lower soybean sales. Trait revenues in the United States increased in 2002, even though 2001 results included trait sales for more than one season because of our switch in 2001 to a royalty payment system for licensed traits in corn and soybeans.

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

Cost of goods sold declined 12 percent to $2.5 billion for 2002, reflective of lower sales. Cost of goods sold included $21 million and $82 million of restructuring expenses in 2002 and 2001, respectively. We were able to keep the unit manufacturing costs of Roundup and other glyphosate-based herbicides flat, despite lower Roundup production volumes, which led to unfavorable cost of goods sold manufacturing variances. These costs were offset by cost management efforts and lower raw material and energy prices. Lower seed inventory costs in the United States were offset by higher seed obsolescence in Latin America. The combination of the aforementioned net sales and cost of goods sold factors resulted in an 18 percent decline in gross profit. As a percent of sales, gross profit declined one point. The gross profit effect of lower Roundup average net selling prices was slightly mitigated by increased sales of higher-margin seed traits.

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

R&D expenses in 2002 decreased 7 percent from 2001, as we continued to focus our spending on seed breeding, plant biotechnology and genomics. The restructuring of our early genomics programs also contributed to the savings.

Operating results in 2002 included the positive effect of our adoption of SFAS 142 on Jan. 1, 2002. In comparison, we recorded $104 million ($72 million, or $0.27 per share aftertax) of amortization and adjustments of goodwill in continuing operations in 2001.

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

MONSANTO COMPANY	2004 FORM 10-K

partially offset by higher interest rates associated with our long-term senior notes issued in August 2002. In 2001, higher interest capitalized on construction ($30 million in 2001 versus $8 million in 2002) reduced net interest expense, primarily associated with the construction of our Camaçari, Brazil, facility, which was completed in late 2001.

Other expense (net) in 2002 decreased significantly from other expense (net) in 2001. In both periods, other expense included equity affiliate expense of $41 million associated with our Renessen joint venture. Both 2001 and 2002 included gains realized upon the sale of equity securities (approximately $10 million in both years). On a year-to-year comparison, other expense (net) was affected by a number of items. In 2002, these factors included the following: currency losses from net assets in Argentina, only partially offset by currency gains in Brazil; approximately $20 million of other income related to the Nissan and Nufarm transactions; and other expense related to a settlement of litigation matters with DuPont and DuPont’s Pioneer subsidiary. In 2001, we recognized $127 million of other expense (net). Three separate legal matters affected other expense in 2001, resulting in a net charge of $60 million, as described in Note 24 — Other Expense — Net. In addition to these legal matters, we recognized $15 million of other expense in 2001 to reflect the devaluation of the Argentine peso, $8 million in impairments of equity investments, and a loss of $4 million related to the early retirement of Employee Stock Ownership Plan (ESOP) debt. The effects of these higher expenses in 2001 were slightly offset by other income from a deferred payout provision related to a past business divestiture and gains on the sale of equity securities.

Income taxes in 2002 decreased significantly from 2001, despite an increase in the effective tax rate from 34 percent in 2001 to 36 percent in 2002. The decline in income taxes was consistent with the lower pretax income in 2002. The absence of goodwill amortization had a favorable effect on the effective tax rate in 2002 because the majority of our historical goodwill amortization was not deductible for tax purposes. However, this improvement was more than offset by higher tax expense in certain ex-U.S. jurisdictions, particularly in Latin America, and an increase in the relative cost of state income taxes.

Discontinued operations related to the European breeding and seed business for wheat and barley and the plant-made pharmaceuticals program generated an aftertax loss of $12 million in 2002 and an aftertax loss of $26 million in 2001. The fluctuation was primarily related to goodwill amortization. We had $17 million in goodwill amortization expense in 2001 and no goodwill amortization expense in 2002 because FAS 142 was effective on Jan. 1, 2002 (see Note 2 of our consolidated financial statements for further details).

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

			Eight Months
	12 Months Ended Aug. 31,		Ended Aug. 31,		Year Ended Dec. 31,
	2004	2003	2003	2002	2002	2001
Net Sales
Corn seed and traits	$1,124	$942	$581	$357	$718	$669
Soybean seed and traits	680	571	258	241	554	646
All other crops seeds and traits	473	366	318	243	291	370

Total Net Sales	$2,277	$1,879	$1,157	$841	$1,563	$1,685

Gross Profit
Corn seed and traits	$639	$505	$282	$117	$341	$298
Soybean seed and traits	429	334	127	103	310	384
All other crops seeds and traits	302	234	213	156	176	174

Total Gross Profit(1)	$1,370	$1,073	$622	$376	$827	$856

EBIT(2)	$210	$206	$38	$(256)	$(86)	$(209)

(1)	Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 5 to our consolidated financial statements and “Restructuring and Other Special Items” in MD&A for further details.

(2)	Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 23 to our consolidated financial statements for further details.

MONSANTO COMPANY	2004 FORM 10-K

Seeds and Genomics Financial Performance for Fiscal Year 2004

In fiscal year 2004, net sales in the Seeds and Genomics segment improved 21 percent, or $398 million, and gross profit improved 28 percent, or $297 million, from the comparable prior-year period. The 2004 sales increase reflects gains in all crops. Gross profit as a percentage of sales for the Seeds and Genomics segment increased 3 points, to 60 percent, because of higher average net selling prices for branded corn seed, particularly in the United States, and lower U.S. cost of goods sold due to improved corn yields for seed production. Gross profit also improved from stacking more than one biotech trait in corn, increased corn trait penetration, and the 2004 Roundup Ready soybean trait price increase in the United States.

In fiscal 2004, corn seed and trait net sales increased 19 percent, or $182 million, from the comparable 2003 12-month period. We experienced higher corn seed and trait sales in the United States, and increased corn seed sales in Europe and Brazil. The increase in U.S. corn seed was because of stronger market performance and increased average net selling prices. Our branded corn business increased to 14 share points this year, a one-point improvement over the prior year. Sales of U.S. corn traits increased primarily because of growth in stacked traits and higher corn trait penetration. The higher-value stacked trait products deliver herbicide tolerance and insect protection in a single seed. The number of U.S. acres that growers chose to plant with stacked corn traits in 2004 has increased significantly. European corn seed sales increased because of favorable exchange rates, market share gains and a favorable product mix. Overall, corn seed market share in Europe increased 2 percentage points with gains in five European countries. Corn seed net sales in Brazil increased because of improved market conditions, which included a fiscal year 2004 price increase and a mix shift to higher value products in comparison to the 2003 12-month period. A decrease in Brazil’s branded corn seed volume because of reduced planted area slightly offset the price and mix upside.

Soybean seed and trait net sales increased 19 percent, or $109 million, in fiscal year 2004 from the comparable period a year ago. This increase was primarily driven by a fiscal 2004 price increase for Roundup Ready soybean traits in the United States, which resulted in both higher trait royalties from licensees and branded trait revenues. To a lesser extent, U.S. licensed trait volumes increased. These U.S. soybean trait sales increases were somewhat offset by higher marketing program expenses. We expect to benefit from a price increase in fiscal 2005 for Roundup Ready soybean traits in the United States.

All other crops seed and trait sales increased 29 percent, or $107 million, in fiscal year 2004 from the comparable prior-year period. The increase in all other crops was fueled by higher cotton trait revenues in the United States and India. U.S. cotton trait revenues increased because of higher average net selling prices, a higher percentage of stacked traits in 2004 and the introduction of Bollgard II with Roundup Ready cotton. Fiscal year 2004 cotton trait revenues in India improved from the comparable period a year ago primarily because of increased acreage planted with Bollgard cotton traits. In the prior year, farmers realized the crop protection benefits of our cotton traits, which were approved in calendar year 2002. As a result, more farmers began using or increased the acreage they planted with Bollgard traits in 2004.

EBIT for the Seeds and Genomics segment increased 2 percent in fiscal year 2004 from the prior-year comparable period primarily because of the year-over-year gross profit improvement we experienced for corn seed and traits, and soybean and cotton traits, which was almost entirely offset by higher operating expenses. In addition to improved pricing and stacking as described in this section, the growth of our trait businesses was also linked to our advances in breeding and improvement in the overall quality of our products. Operating expenses increased primarily because of higher SG&A expenses and the $69 million global wheat goodwill impairment. SG&A expenses increased because a higher percentage of certain expenses was allocated to this segment in fiscal 2004 versus the same period a year ago based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations. The allocation percentages were changed at the beginning of fiscal 2004. Our allocation methodology is primarily based on the ratio of sales of the Seeds and Genomics segment to total Monsanto sales, and is consistent with our historical practice. SG&A expenses also increased in fiscal 2004 because of higher accrued incentive compensation and higher expenses associated with the institution of a royalty system for Roundup Ready soybeans in Brazil (see the “Outlook” section in MD&A). To a lesser extent, this segment also had higher R&D, restructuring and bad-debt expenses in fiscal 2004.

Seeds and Genomics Financial Performance for the Transition Period

Sales in the Seeds and Genomics segment improved more than $300 million, with all crops experiencing gains in seed and trait sales. The largest gains were in Latin America and the United States. In Latin America, seed sales were depressed for the comparable period in the prior year, when we recorded additional return accruals in Argentina in response to the contracting market that was affected by that country’s economic crisis. We saw higher corn seed sales and less seed obsolescence there during the transition period. This lower return and obsolescence experience in the region stemmed from improved market

MONSANTO COMPANY	2004 FORM 10-K

conditions, coupled with the benefits of the operational changes we instituted in 2002. However, the primary sales activity in Argentina occurs at the beginning of our new fiscal year in September, when the predominant planting season starts, and is therefore not reflected in the eight-month results. In Brazil, the sales season begins during the fourth quarter of our fiscal year (which starts in June). Favorable currency effects and strong market performance in Europe also contributed to corn seed growth. Our operations in France led the strong performance in that region, delivering a market share gain during the transition period.

Continued growth of our stacked corn and cotton traits drove U.S. sales higher. Canola trait revenues also increased in the eight-month comparison. An increasing percentage of our seed sales contain a biotechnology trait, demonstrating continued growth in demand for our biotechnology products. U.S. trait acreage continued to experience double-digit growth, with particularly strong performance by Roundup Ready corn and stacked corn and cotton traits. U.S. corn seed sales also increased. The quality of Monsanto’s corn seed portfolio was evidenced by another market share gain on top of the prior year’s gain in the United States.

The Seeds and Genomics segment delivered positive EBIT of $38 million for the transition period. This is a significant improvement over the EBIT loss of $256 million in the same period in the prior year. Gross profit as a percent of sales increased 9 percentage points. Although these gains primarily reflected improved Latin American operations in the transition period, they also demonstrated the Seeds and Genomics segment’s increased contribution to Monsanto’s results. Segment EBIT for the eight months ended Aug. 31, 2002, included charges for restructuring and additional bad-debt expense related to Argentine receivables. The transition period EBIT reflected higher SG&A expenses, as the effects of higher incentive accruals and other employee-related costs were partially offset by reductions in other SG&A and R&D costs.

Seeds and Genomics Financial Performance for Calendar Year 2002

Net sales for the Seeds and Genomics segment declined to $1.6 billion in 2002. Sales in Latin America were negatively affected by the adverse market and economic conditions described below. The Latin American net sales decline was partially offset by strong U.S. sales and market performance of our branded corn seed. Trait revenues also increased from 2001 to 2002, despite the fact that 2001 trait revenues included an additional $0.34 per share from a timing change in revenue recognition. Grower acceptance of our biotechnology traits continued to rise, as demonstrated by the growth in total acres planted with our traits. In 2002, we estimated that acreage planted with Monsanto’s technology traits grew by 13 percent in the United States and by 14 percent globally. Also contributing to the increased trait revenues was the benefit and growth of new agreements with key licensees.

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

MONSANTO COMPANY	2004 FORM 10-K

trait revenues in late 2002 (in preparation for the upcoming 2003 season) increased as a higher percentage of our branded seed sales contained a biotechnology trait.

Seeds and Genomics EBIT in 2002 was a loss of $86 million, an improvement compared with the 2001 EBIT loss of $209 million. This EBIT improvement was achieved despite an overall decline in sales for the segment. Most of our goodwill relates to our acquired seed businesses, so this segment’s EBIT benefited from no longer amortizing goodwill in 2002. In 2001, this segment’s EBIT loss included $102 million of goodwill amortization expense. In 2002, Seeds and Genomics EBIT was negatively affected by a portion of the increase in bad-debt expense related to estimated uncollectible accounts receivable in Argentina. Lower seed inventory costs in the United States were mostly offset by higher seed obsolescence in Latin America. However, gross profit as a percentage of sales increased. Sales gains in high-margin traits more than offset the Latin American gross profit declines.

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

			Eight Months
	12 Months Ended Aug. 31,		Ended Aug. 31,		Year Ended Dec. 31,
	2004	2003	2003	2002	2002	2001
Net Sales
Roundup and other glyphosate-based herbicides	$1,970	$1,804	$1,319	$1,360	$1,844	$2,422
All other agricultural productivity products	1,210	1,227	889	905	1,244	1,333

Total Net Sales	$3,180	$3,031	$2,208	$2,265	$3,088	$3,755

Gross Profit
Roundup and other glyphosate-based herbicides	$709	$698	$536	$661	$823	$1,234
All other agricultural productivity products	488	531	416	404	519	542

Total Gross Profit(1)	$1,197	$1,229	$952	$1,065	$1,342	$1,776

EBIT(2)	$259	$—	$(10)	$356	$366	$772

(1)	Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 5 to our consolidated financial statements and “Restructuring and Other Special Items” in MD&A for further details.

(2)	Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 23 to our consolidated financial statements for further details.

Agricultural Productivity Financial Performance for Fiscal Year 2004

Net sales for the Agricultural Productivity segment increased 5 percent, or $149 million, to $3.2 billion in fiscal year 2004 from $3 billion in the comparable prior-year period. The 9 percent, or $166 million, increase in Roundup and other glyphosate-based herbicides net sales was slightly offset by a 1 percent, or $17 million, decrease in all other agricultural productivity products net sales. Roundup and other glyphosate-based herbicides net sales increased in all world areas outside of the United States. Weather conditions in fiscal year 2004 were ideal in almost every world area. In fiscal 2004, the supply of generic glyphosate from China continued to grow somewhat, but was constrained because of major energy and raw material shortages and accompanying price increases. The tight supply and higher Chinese prices provided greater pricing flexibility outside of the United States to everyone in the industry. Fiscal year 2004 gross profit for this segment decreased 3 percent, or $32 million, from the comparable period a year ago. As a percent of sales, gross profit declined 3 percentage points for this segment primarily because of the mix shift to lower-priced glyphosate products and a market share decline of several share points in the United States. The mix shift in the United States was more than offset by improved market conditions in other world areas, particularly Brazil. Higher year-over-year restructuring charges of $20 million were recorded in all other agricultural productivity products cost of goods sold, which also contributed to the gross profit decline.

MONSANTO COMPANY	2004 FORM 10-K

Brazil was the most significant contributor to the sales improvement, with a sales volume increase of approximately 65 percent from the comparable period a year ago. Sales volumes in Brazil increased because of an increase in non-branded contracts entered into in fiscal 2004 and strong overall market growth. Brazil’s fiscal year 2004 net sales also benefited from improved pricing conditions, a mix shift to higher-priced branded products, our operational changes that took place in the prior 12-month period, and the favorable effect of the Brazilian real exchange rate. To a lesser extent, sales increased in Asia and Argentina. Fiscal year 2004 net sales of Roundup and other glyphosate-based herbicides in Asia increased because of stronger market demand, which resulted from generic glyphosate pricing as previously mentioned and a return to normal weather from drought conditions in the prior year, and favorable exchange rates. Roundup pricing in Argentina improved in fiscal year 2004 over the comparable prior-year period. Also, as of Aug. 31, 2004, there were lower inventory levels of Roundup and other glyphosate-based herbicides in the distribution channel in Argentina because of our strategic decisions compared with Aug. 31, 2003. Argentine sales in the first three months of the 12-month period ended Aug. 31, 2003, included the effect of actions taken in conjunction with our customers during a time of economic and market turmoil. A one-time exception to our policy regarding crop protection product returns reduced sales for the 12-month period in 2003 by approximately $60 million. Excluding the prior-year actions and despite the increase in Roundup pricing, Argentine net sales decreased in fiscal year 2004 because of the continued reduction in distribution-channel inventory, competitive conditions and dry weather.

Fiscal 2004 sales of Roundup in the United States decreased approximately 26 percent compared with the prior-year comparable period and were somewhat offset by an increase in non-branded sales. During fiscal year 2004, we continued to experience competitive pressures and a shift of sales volume to our lower-priced branded products, particularly Roundup Original MAX, and non-branded products. On the other hand, our U.S. sales volume of Roundup and other glyphosate-based herbicides rose 15 percent year-over-year. Market share of Roundup herbicides in the United States declined several share percentage points in fiscal 2004. We believe we will lose several additional market share points between fiscal 2004 and fiscal 2005. The expectation for market share to continue to decline is consistent with the amount of product purchased by distributors in August 2004. As of Aug. 31, 2004, Roundup inventories in the U.S. distribution channel were down compared with those as of Aug. 31, 2003, and they included a higher percentage of our mid-tier glyphosate products compared to high-tier glyphosate products as of Aug. 31, 2003.

The net sales decrease for all other agricultural productivity products was primarily because of reduced sales in the animal agriculture business and exiting the triallate herbicide business. These factors were nearly offset by net sales increases in our lawn-and-garden herbicide and the environmental technologies businesses. Sales of animal agriculture products decreased because of the Posilac product allocation resulting from corrections and improvements being made by Sandoz GmbH at its manufacturing facility in Austria. Sandoz manufactures the finished dose formulation of Posilac and is our sole supplier of the finished dose formulation until we receive U.S. Food and Drug Administration (FDA) approval at our Augusta, Georgia facility. These changes are being made in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz’s facility and further identified in a March 2004 FDA warning letter to Sandoz. In second quarter fiscal year 2004, we notified our customers that supplies of Posilac would be temporarily limited while Sandoz completes the corrections and improvements at its facility in response to issues identified by the FDA. This limitation has temporarily reduced volumes of Posilac available for sale and required us to allocate available supplies. We expect the supply of Posilac to be limited well into 2005 with incremental increases in supply occurring over time. This allocation is expected to have a material adverse effect on Posilac revenues as long as it continues. Year-over-year sales also decreased because of triallate herbicide sales as we gradually exited the business in fiscal year 2004. We signed a definitive agreement to sell certain triallate intellectual property assets in the third quarter of 2004.

Lawn-and-garden herbicide net sales increased because of strong market performance in the United States and favorable exchange rates in Europe. U.S. sales benefited from the introduction of a private-label product at a large national retailer in fiscal 2004 and from a favorable product mix. We are party to an agency and marketing agreement with Scotts with respect to our lawn-and-garden herbicide business. For additional details, see “Our Agreement with Scotts,” at the end of this section. The environmental technologies business net sales increased in fiscal year 2004 because of several major projects that were in progress in the United States and China; there were no major projects in the comparable prior-year period.

EBIT for the Agricultural Productivity segment increased substantially to $259 million in fiscal year 2004, up from zero in the prior-year 12-month period. The 2003 period included a $396 million charge related to the settlement of Solutia’s PCB litigation. Despite this segment’s sales improvement, gross profit declined $32 million, which negatively impacted EBIT in 2004. The Agricultural Productivity segment had higher restructuring charges and net other expense in fiscal year 2004

MONSANTO COMPANY	2004 FORM 10-K

compared with the same period in the prior year. Total restructuring charges, net of reversals, recorded in fiscal year 2004 were $98 million compared with $23 million in the prior-year period. In 2004, net other expense increased primarily because of the advancement of funds to pay for Solutia’s Assumed Liabilities in light of Solutia’s refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy of $58 million. On the other hand, Agricultural Productivity SG&A expenses slightly declined in 2004 from the comparable period a year ago, while total company SG&A expenses increased 11 percent. Please refer to the fiscal year 2004 discussion in the “Seeds and Genomics Segment” section of MD&A for further explanation of the change in allocation of SG&A expenses between segments.

Agricultural Productivity Financial Performance for the Transition Period

EBIT for the Agricultural Productivity segment declined to a loss of $10 million, from positive EBIT of $356 million for the similar eight-month period of 2002. The largest driver of this segment’s EBIT decline was the $396 million Solutia PCB settlement. Improved operations in Latin America and lower costs more than offset reduced U.S. sales.

Agricultural Productivity net sales in the transition period declined 3 percent from the comparable period in 2002. Lower U.S. sales of Roundup were partially offset by sales gains for Roundup and other glyphosate-based herbicides elsewhere. As expected, in the postpatent U.S. market, we continued to experience competitive pressures and a shift of sales volumes to our lower-priced branded and non-branded glyphosate products. As a result, the average net selling price of Roundup branded products in the United States during the transition period was about 24 percent lower than it was during the comparable period in the previous year. In addition, volumes sold to distributors during the transition period were less than end-user usage, which also reduced our net sales. Volumes of branded Roundup declined 9 percent in the transition period. In the comparable period in 2002, adverse weather conditions reduced the amount of glyphosate used in the U.S. over-the-top market.

Improved performance of glyphosate-based herbicides outside the United States partially offset the U.S. net sales decline. Worldwide, volumes of Roundup and other glyphosate-based herbicides grew. Roundup sales in Latin America improved from sales in the comparable period in 2002, when the economic crisis in Argentina and the operational changes we made in the region caused sales to be lower for that period. We also benefited from increased demand from supply customers — other herbicide producers to whom we sell glyphosate, capitalizing on our manufacturing economies of scale. The Asia-Pacific region also experienced higher sales volumes during the transition period, led by increased demand from supply customers and by more favorable weather conditions in Australia. However, these gains in Asia-Pacific were partly offset by a net sales decrease in Japan, because of our 2002 sale of certain herbicide assets to Nissan.

Net sales of our other Agricultural Productivity products declined $16 million during the transition period. Selective herbicide sales were down, primarily because of lower sales in the U.S. acetanilide market. This trend reflects the competitive nature of this market and continued adoption of Roundup Ready corn traits. Sales in the transition period were also negatively affected by wet weather, which led to some of this season’s acetanilide applications being lost. Distributors were conservatively managing their inventories, which also lowered our sales this period. The animal agriculture business reported moderately lower sales of Posilac bovine somatotropin in an extremely weak milk price environment during the transition period.

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

As noted earlier, EBIT for the segment was down for the transition period. Significantly lower restructuring costs in the transition period and unusually high bad-debt expense in Argentina in the comparable period in 2002, as well as improved operations in Latin America, partially offset the Roundup sales decline and the PCB settlement. Continued cost management also helped lessen the EBIT effect of the lower sales of Roundup, though SG&A expenses were slightly higher overall because of higher employee-related costs. Segment results in 2002 also included gains from the Nissan transaction.

Agricultural Productivity Financial Performance for Calendar Year 2002

The 2002 decline in Agricultural Productivity segment net sales was largely attributable to lower sales of Roundup and other glyphosate-based herbicides. Lower sales of these products was driven by a decline in both volumes and average net selling prices, with the largest declines in the United States and Argentina.

MONSANTO COMPANY	2004 FORM 10-K

In the United States, 2002 net sales of Roundup and other glyphosate-based herbicides were down 24 percent from 2001 net sales. Market share loss because of continued competitive pressures in the burndown market, and to a lesser extent the over-the-top market, contributed to the lower volumes. In addition, adverse weather conditions in the second and third quarters of 2002 reduced the amount of glyphosate used in the over-the-top, fallow, and postharvest markets. As a result, the overall growth of the U.S. market was lower than expected, with sales volumes of Roundup in the United States declining 17 percent. In 2002, average net selling prices of branded Roundup in the United States declined approximately 11 percent from 2001 average net selling prices. The lower average net selling prices included the effect of continued competitive pressures and a shift in mix to lower-priced glyphosate products. Year-end distribution channel inventory levels of Roundup in the United States were roughly flat compared with 2001 year-end levels. In 2002, we launched Roundup WeatherMAX, a new high-performance formulation of Roundup that provides consistent weed control in a variety of less-than-ideal weather conditions.

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

Overall sales of our other Agricultural Productivity businesses declined, though sales in our lawn-and-garden herbicides and animal agriculture businesses increased. Sales of our U.S. acetanilide products declined because of the adverse weather conditions discussed above and competitive conditions. Sales in our environmental technologies business also declined because of unfavorable industry conditions. These declines were slightly mitigated by growth in our animal agriculture business, which was led by an 8 percent increase in sales volumes of Posilac. The lawn-and-garden herbicide business delivered strong sales growth, resulting from growth in the market and from market share gains driven by new product introductions and stronger advertising.

These factors led to an overall decline in EBIT for the segment in 2002, with the most notable effects coming from declines in the United States and Latin America, driven primarily by the lower sales discussed previously. Lower production volumes of Roundup led to unfavorable cost of goods sold manufacturing volume variances, but these effects were offset by cost-management efforts and lower prices for raw materials and energy. Segment EBIT was negatively affected by the increase in bad-debt expense relating to estimated uncollectible accounts receivable in Argentina. Our environmental technologies business also experienced an EBIT decline. Lower operating expenses slightly mitigated these margin shortfalls. The sales of certain herbicide assets to Nissan and Nufarm for use in Asia-Pacific markets reduced SG&A expenses and provided other income. These EBIT gains were partially offset by lower herbicide sales in Asia. SG&A expenses also declined because of continued cost management and lower employee-related expenses. In addition, our R&D spending was lower in 2002, as we continued to focus our spending. We were able to reduce the cost of goods sold for our Posilac business, even while animal agriculture sales increased.

Our Agreement with Scotts

In 1998, Monsanto entered into an agency and marketing agreement with Scotts with respect to our lawn-and-garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn-and-garden business. Scotts’ payment of a portion of this fee owed in each of the first three years of the agreement was deferred; it is required to be paid at later dates, with interest. Monsanto is accruing the deferred portions of the $20 million annual fixed fee owed by Scotts ratably over the periods during which it is being earned as a reduction of SG&A expenses. We are also accruing the interest on the amounts owed by Scotts and including it in interest income. The total amount owed by Scotts, including accrued interest, was approximately $49 million as of Aug. 31, 2004, $50 million as of Aug. 31, 2003, and $50 million as of Dec. 31, 2002. Scotts began paying these deferred amounts ($5 million per year in monthly installments) in October 2002.

MONSANTO COMPANY	2004 FORM 10-K

RESTRUCTURING AND OTHER SPECIAL ITEMS

Our results include restructuring activities and other special items that significantly affected net income. See Note 5 — Restructuring and Other Special Items — for further details. Restructuring and other special items were recorded in the Statement of Consolidated Operations as follows:

	12 Months Ended Aug. 31,		Eight Months Ended Aug. 31,		Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2003	2002	2002	2001
Cost of goods sold(1,2)	$(35)	$(7)	$3	$(12)	$(21)	$(82)
Amortization and adjustments of goodwill	(69)	—	—	—	—	(2)
Selling, general and administrative expenses	—	—	—	—	—	(1)
Restructuring (charges) reversals — net(1,2)	(112)	(34)	5	(63)	(103)	(122)
Other expense — net	—	—	—	—	—	(6)

Income (Loss) from Continuing Operations Before Income Taxes	(216)	(41)	8	(75)	(124)	(213)
Income tax benefit (provision)	54	15	(3)	26	43	76

Income (Loss) from Continuing Operations	(162)	(26)	5	(49)	(81)	(137)
Loss from operations of discontinued businesses (3)	(11)	—	—	—	—	—
Income tax benefit	9	—	—	—	—	—

Loss on discontinued operations	(2)	—	—	—	—	—

Net Income (Loss)	$(164)	$(26)	$5	$(49)	$(81)	$(137)

(1)	Restructuring charges include reversals related to prior plans of $7 million and $20 million in fiscal year 2004 and the comparable 2003 12-month period, respectively. Further, of the 2004 reversals, $1 million was recorded in cost of goods sold and $6 million was recorded in net restructuring charges, and of the 12-month 2003 reversals, $3 million was recorded in cost of good sold and $17 million was recorded in net restructuring charges. Restructuring reversals of $8 million and $1 million were recorded in the transition period and the comparable 2002 eight-month period, respectively. Restructuring reversals of $13 million and $8 million were recorded in calendar years 2002 and 2001, respectively. See Note 5 to our consolidated financial statements for further details of restructuring reversals related to the 2000 and/or 2002 restructuring plans recorded in fiscal year 2004, the transition period, and calendar years 2002 and 2001.

(2)	In fiscal year 2004, the $35 million of restructuring charges recorded in cost of goods sold was split by segment as follows: $9 million in Seeds and Genomics and $26 million in Agricultural Productivity. Also, in fiscal year 2004, the $112 million recorded in restructuring charges — net was split by segment as follows: $40 million in Seeds and Genomics and $72 million in Agricultural Productivity.

(3)	Fiscal year 2004 also contains restructuring charges related to discontinued businesses (see Note 27 to the consolidated financial statements). These restructuring charges were recorded in discontinued operations. See the next table in this section for more details.

Fiscal Year 2004 Restructuring Plan: In October 2003, we announced plans to continue to reduce costs primarily associated with our agricultural chemistry business as that segment matures globally. Total restructuring actions approved under the fiscal year 2004 restructuring plan were estimated to be $289 million pretax. These plans included: (1) reducing costs associated with our Roundup herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. These actions were originally expected to require restructuring charges of up to $220 million pretax ($155 million aftertax) in fiscal year 2004. Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business ($64 million aftertax; see Note 9 — Goodwill and Other Intangible Assets). Total restructuring charges related to these actions were $165 million pretax ($105 million aftertax) in 2004. Charges relating to work force reductions were approximately $20 million lower than originally estimated, primarily because of fewer headcount reductions as resources were reallocated to support the seeds and traits businesses. Charges relating to asset impairments were approximately $30 million lower than previously estimated because of the favorable results from the sale of the European wheat and barley business. We expect to incur charges of up to $5 million pretax in fiscal year 2005 to complete the restructuring actions. We are following accounting standards SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits; SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; to record these actions.

MONSANTO COMPANY	2004 FORM 10-K

Work force reduction and facility closure charges were cash charges. Asset impairments were noncash charges. The following table outlines the pretax restructuring charges related to our fiscal year 2004 restructuring plan recorded by segment in continuing operations and discontinued operations for fiscal 2004 (before restructuring reversals related to prior-year plans of $7 million):

	Work Force	Facility	Asset
	Reductions	Closures	Impairments	Total
Continuing Operations:
Seeds and Genomics	$27	$—	$23	$50
Agricultural Productivity	71	5	28	104

Total Continuing Operations	98	5	51	154
Discontinued Operations:
Seeds and Genomics	6	3	2	11
Agricultural Productivity	—	—	—	—

Total Discontinued Operations	6	3	2	11
Total Segment:
Seeds and Genomics	33	3	25	61
Agricultural Productivity	71	5	28	104

Total	$104	$8	$53	$165

In fiscal year 2004, we recorded pretax restructuring charges of $104 million related to work force reductions. Work force reductions in continuing operations of $98 million were primarily in the areas of downsizing the regional structure in Europe, and sales and marketing, manufacturing, R&D, and information technology in the United States. Work force reduction charges of $6 million included in discontinued operations were related to employees of the plant-made pharmaceuticals program as well as incremental benefit plan costs for employees of the European wheat and barley business. Facility closure charges of $5 million in continuing operations primarily related to the shutdown of production lines and the disposal of discontinued agricultural chemical products in the United States. Facility closure charges of $3 million were also recorded in discontinued operations related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $51 million included $34 million recorded in cost of goods sold and the remainder in restructuring charges (net). Property, plant and equipment impairments of $20 million were recorded in the United States, Canada and Asia for the shutdown of production lines and the disposal of equipment, and in Brazil for impairment of computer systems to be consolidated with a global system. We also recorded inventory impairments of $14 million related to discontinued agricultural chemical products and seed hybrids in Argentina, Brazil and Latin America; discontinued agricultural chemical products in the United States and Asia; and disposal of inventory at closed production sites in Canada. Asset impairments in restructuring charges (net) were $17 million, of which $11 million was for the closure of an office building in the United States. Discontinued operations asset impairments of $2 million consisted primarily of property, plant and equipment impairments associated with the plant-made pharmaceuticals program.

The actions relating to this restructuring plan resulted in aftertax savings of approximately $40 million in fiscal year 2004, and they are expected to produce aftertax savings of approximately $80 million to $95 million in fiscal year 2005, and approximately $90 million to $105 million in fiscal year 2006, with continuing savings thereafter. We expect that these actions will lower our costs, primarily SG&A, as a percent of sales.

2002 Restructuring Plan (charges recorded in calendar 2002): In 2002, Monsanto’s management approved a restructuring plan. Under this plan, various R&D programs and sites were shut down in the United States and Europe. This restructuring plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities in Asia-Pacific and the United States as a result of more efficient production capacity installed at other Monsanto manufacturing sites. Certain seed sites were consolidated, and certain U.S. swine facilities were exited. Finally, the plan included work force reductions in addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States.

In connection with the 2002 restructuring plan, we recorded $132 million pretax of net charges in 2002. These restructuring costs primarily related to the closure of certain research and manufacturing sites, as well as work force reductions. Work force reductions of $64 million included involuntary employee separation costs for approximately 1,140 employees worldwide, including positions in marketing, manufacturing, R&D, and administration. As of Aug. 31, 2004, the planned employee separations were completed. Facility closures and other exit costs totaled $24 million: contract terminations ($8

MONSANTO COMPANY	2004 FORM 10-K

million), equipment dismantling and disposal ($8 million), and other shutdown costs ($8 million) resulting from the exit of certain research and manufacturing sites. We also wrote off $45 million of property, plant and equipment and $6 million of inventories (recorded within cost of goods sold) associated with these exit activities.

Restructuring reversals of $5 million offset these charges in 2002, as did a $2 million recoverable amount from a third party. The reversals stemmed primarily from facility closing costs that were lower than originally estimated and higher proceeds from disposed assets than originally estimated. Restructuring reversals were recorded for work force reductions, primarily because severance expenses were lower than originally estimated. The recoverable amount from a third party represents a portion of work force reduction and exit costs that will be reimbursed to Monsanto. Reversals of $5 million were recorded in the transition period because we were able to settle certain liabilities for less than originally estimated. We recorded $1 million in reversals in fiscal 2004 because of lower than anticipated severance expenses. As of Aug. 31, 2004, the reserve balance was depleted. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

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

The 2001 net charges were primarily for the streamlining of manufacturing operations, the discontinuation of certain seed hybrids, the elimination of noncore activities, and the exit of certain research programs. This plan also involved the closure and downsizing of certain agricultural chemical manufacturing facilities to eliminate duplicate manufacturing capacity to formulate and package herbicides. Due to geographical location and cost considerations, improved technologies were installed at other Monsanto manufacturing sites. These sites, by incorporating technological advancements, have been able to increase their production capacity to meet current and expected future demand for Roundup herbicide and other herbicides. The pretax charge of $213 million was partially offset by the reversal of $8 million of restructuring liabilities recorded during 2000 and 2001, primarily because severance expenses were lower than originally estimated. In addition, reversals of $4 million were recorded in 2001 primarily because severance expenses relating to the 1998 restructuring plan were lower than originally estimated.

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

The cost to carry out certain actions related to the 2000 restructuring plan was lower than originally anticipated. Accordingly, reserve balances were reduced by reversals of $3 million in fiscal 2004, $3 million in the transition period, and $8 million in each of the 12-month periods ended Dec. 31, 2002 and 2001.

These actions under the 2000 restructuring plan have yielded annual cash savings of more than $100 million. As of Aug. 31, 2004, there was no outstanding restructuring reserve balance related to this plan.

Also included in the 2000 plan were special items. In 2001, a total charge of $6 million was recorded in other expense (net) to reflect the impairment of equity investments caused by adverse business developments of the investees.

MONSANTO COMPANY	2004 FORM 10-K

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,			As of Dec. 31,
	2004	2003	2002	2002
Cash and cash equivalents	$1,037	$281	$137	$428
Short-term investments	300	230	1	250
Trade receivables — net	1,684	2,296	2,451	1,752
Inventories	1,154	1,207	1,266	1,254
Other current assets (1)	756	925	683	722

Total Current Assets	$4,931	$4,939	$4,538	$4,406

Short-term debt	$433	$269	$771	$393
Accounts payable	326	290	291	275
Accrued liabilities (2)	1,135	1,460	672	1,201

Total Current Liabilities	$1,894	$2,019	$1,734	$1,869

Working Capital(3)	$3,037	$2,920	$2,804	$2,537
Current Ratio(3)	2.60:1	2.45:1	2.62:1	2.36:1

(1)	Includes miscellaneous receivables, current deferred tax assets and other current assets.

(2)	Includes Solutia PCB litigation settlement liability (only as of Aug. 31, 2003), accrued compensation and benefits, accrued marketing programs, deferred revenues, and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Fiscal Year Analysis: Working capital increased $117 million between Aug. 31, 2003, and Aug. 31, 2004.

Working capital increased because of the following factors:

•	Our substantial cash position as of Aug. 31, 2004, reflects the continued strength of our balance sheet. Cash and cash equivalents increased $756 million between the respective periods. This is primarily attributable to an increase of approximately $960 million in accounts receivable collections year-over-year. For further details of trade accounts receivable collections, see the “Cash Flow” section. We increased our position in short-term investments by $70 million as of Aug. 31, 2004, to $300 million.

•	Accrued liabilities declined $325 million from year-ago levels primarily because of the PCB litigation settlement liability of $400 million that was recorded as of Aug. 31, 2003, and paid in first quarter 2004.

These working capital increases were partially offset by these factors:

•	Accounts receivable declined $612 million in the August-to-August comparison. Improved collections more than offset higher 2004 sales. Net trade receivables as a percent of sales was 31 percent in 2004 compared to 47 percent in the comparable 2003 12-month period. Days sales outstanding decreased from 171 in the 2003 12-month period to 113 in fiscal year 2004.

•	Short-term debt increased $164 million due to maturities of long-term debt, although total debt outstanding was approximately $1.5 billion in both periods.

•	Other current assets decreased $169 million between the respective periods. The largest driver was the net collection of $72 million of the receivable due from commercial insurance related to the PCB settlement in 2004.

Transition Period Analysis: Our balance sheet as of Aug. 31, 2003, reflected working capital of $3 billion. The August 2003 working capital grew from working capital levels as of December 2002 year end, consistent with the seasonality of our business. While trade accounts receivable balances are typically higher at this point in the U.S. growing season, certain liabilities are lower. For example, balances relating to deferred revenue and grower liabilities as of Aug. 31, 2003, were lower than balances as of Dec. 31, 2002.

For the August 2003 to August 2002 comparison, working capital levels grew because of the following factors:

•	Our cash position reflected the strength of our balance sheet. As of Aug. 31, 2003, we had more than $280 million of cash on hand. We also had more than $200 million invested in short-term debt securities since December 2002. We

MONSANTO COMPANY	2004 FORM 10-K

used a mix of cash and short-term borrowings to fund the Solutia PCB litigation settlement payments made in September 2003.

•	Short-term debt levels declined from year-ago levels. Our strong cash position allowed us to reduce our reliance on short-term financing. The decline in short-term debt also reflected the change in our debt mix to longer-term borrowings.

These working capital increases were partially offset by these factors:

•	The effect of the Solutia PCB settlement decreased our August 2003 working capital levels, as increased accrued liabilities were largely offset by a receivable due from commercial insurance and deferred tax assets.

•	Improved operational performance drove accrued liabilities higher because of accruals for customer incentive programs, employee incentives, and income taxes. Our strong working capital management led to lower trade receivables — despite higher sales levels — and lower inventories, which also decreased net working capital levels.

Backlog: Inventories of finished goods, goods in process, and raw materials and supplies are maintained to meet customer requirements and our scheduled production. Consistent with the nature of the seed industry, we generally produce in one growing season the seed inventories we expect to sell in the following season. In general, we do not manufacture our products against a backlog of firm orders; production is geared primarily to projections of expected demand.

Customer Financing Program: Monsanto refers certain of its interested U.S. customers to a third-party specialty lender that makes loans directly to Monsanto’s customers. This $500 million revolving financing program allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations, and allows us to reduce our reliance on commercial paper borrowings. We received $255 million during both fiscal year 2004 and the comparable 2003 12-month period from the proceeds of loans made to our customers through this financing program. Monsanto originates these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that Monsanto consolidates, using Monsanto’s credit guidelines approved by the lender. The loans are sold to multiseller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first-loss guarantee of up to $100 million.

As of Aug. 31, 2004, and Aug. 31, 2003, the customer loans held by the QSPE and the QSPE’s liability to the conduits was $222 million and $198 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Aug. 31, 2004, Monsanto’s recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. The SPE is included in Monsanto’s consolidated financial statements. Because QSPE’s are excluded from the scope of FIN 46R and Monsanto does not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on Monsanto’s accounting for the customer financing program.

MONSANTO COMPANY	2004 FORM 10-K

Cash Flow

			Eight Months Ended
	12 Months Ended Aug. 31,		Aug. 31,		Year Ended Dec. 31,
	2004	2003	2003	2002	2002	2001
Net Cash Provided (Required) by Operations	$1,261	$1,128	$(214)	$(233)	$1,108	$616
Net Cash Required by Investing Activities	(262)	(482)	(124)	(112)	(469)	(433)

Free Cash Flow(1)	999	646	(338)	(345)	639	183
Net Cash Provided (Required) by Financing Activities	(243)	(502)	191	175	(518)	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	756	144	(147)	(170)	121	176
Cash and Cash Equivalents at Beginning of Period	281	137	428	307	307	131

Cash and Cash Equivalents at End of Period	$1,037	$281	$281	$137	$428	$307

(1)	Free cash flow represents the total of net cash provided or required by operations and provided or required by investing activities (see the “Financial Measures” section in MD&A for a further discussion).

Fiscal Year Analysis: Net cash provided by operations increased $133 million and net cash required by investing activities decreased $220 million in fiscal year 2004 compared with the 2003 12-month period. Therefore, free cash flow increased $353 million in fiscal 2004 compared with the comparable 2003 12-month period. The increase was driven by improved trade accounts receivable collections globally, the fluctuation in noncash deferred income taxes and the timing of short-term investments. Reductions to free cash flow included the impact of the PCB litigation settlement (discussed below) and higher voluntary contributions to our U.S. qualified pension plan in fiscal 2004. For the 12 months ended Aug. 31, 2004, and Aug. 31, 2003, we made voluntary pension contributions of $215 million and $131 million, respectively, which resulted in a higher use of cash of $84 million year-over-year. Pension contributions for 2005 are discussed in the next section, “Capital Resources and Liquidity.”

The change in accounts receivable provided cash of $486 million in 2004 and $286 million in the same period a year ago. The improvement in worldwide collections more than offset the 2004 sales increase. Year-over-year collections improved by approximately $960 million and included increases in nearly all world areas with the largest drivers being the United States and Brazil. Collections improved in the United States because more customers chose not to take advantage of extended terms in fiscal 2004, and, to a lesser extent, more customers chose to prepay in 2004, both of which were primarily attributable to a stronger agriculture economy. Additionally, a higher amount of U.S. fourth quarter 2003 sales were collected in 2004 compared with fourth quarter 2004 sales that were collected in the same fiscal year as the sale. Year-over-year collections improved in Brazil primarily because of increased liquidity in the market, and to a lesser extent, because of favorable exchange rates. Collections in fiscal 2004 were significantly better than historical levels. We expect fiscal 2005 collections to be consistent with or slightly higher than our historical levels.

The net PCB litigation settlement (cash payments net of insurance proceeds) negatively impacted free cash flow in fiscal year 2004. In the 2003 12-month period, we used cash of $151 million to fund the PCB litigation settlement. Additionally, in the 2003 12-month period, a noncash pretax adjustment of $396 million less deferred taxes of $144 million to reconcile cash provided by operations was presented on the consolidated statement of cash flows. In fiscal year 2004, we used cash of $400 million to fund the PCB litigation settlement and received net insurance proceeds of $72 million, which resulted in a net use of cash of $328 million. The $400 million for the PCB litigation settlement was accrued in August 2003 and paid in September 2003. We also recorded insurance receivables of $155 million in August 2003 of which $72 million net was received in August 2004. In 2005, we expect to receive insurance proceeds of approximately $20 million related to the remaining insurance receivables from the PCB litigation settlement.

The deferred income tax line is a noncash adjustment to reconcile net income with those items that provided or required cash. Deferred income taxes were a noncash expense of $88 million in 2004 (an item that did not require cash) and a noncash credit of $194 million in the comparable prior-year period (an item that did not provide cash). The tax impact of the PCB litigation settlement of approximately $145 million was recorded in the current deferred tax asset account as of Aug. 31, 2003. In September 2003, after the PCB litigation settlement was funded, this amount was reclassified to current tax liability.

Net cash required by investing activities was $262 million for fiscal year 2004 compared with $482 million in the comparable prior-year period. The difference between the 12-month periods was primarily because of purchases and maturities of short-term investments. For the 12 months ended Aug. 31, 2003, we invested $250 million in short-term securities in December 2002, which matured in April and May of 2003, and in June 2003, we invested $230 million in short-term securities. The net

MONSANTO COMPANY	2004 FORM 10-K

impact to the 2003 12-month period was a use of cash of $230 million. In fiscal year 2004, short-term investments of $230 million matured in October 2003, and we invested $250 million in short-term securities in December 2003. The December 2003 securities matured in March and April 2004, and we invested $300 million in August 2004. The net impact was a use of cash of $70 million. Other investments and property disposal proceeds exceeded the comparable 2003 12-month period by $62 million primarily because of the sale of assets associated with the European wheat and barley business, and the sale of land in Cambridge, U.K. Capital expenditures increased 2 percent, or $4 million, to $210 million from the comparable 2003 12-month level. We expect fiscal 2005 capital expenditures to increase from the 2004 level and to be in the range of $250 million to $300 million. The largest drivers of the 2005 increase are expected to be projects in R&D, manufacturing (includes the environmental projects discussed in Item 1 — Business — Environmental Matters), corporate facilities and information technology. We plan to fund the 2005 capital expenditures with net cash provided by operations.

Net cash required by financing activities decreased $259 million to $243 million in 2004 from $502 million in same period a year ago. The net change in cash provided from short-term financing was $27 million in 2004 and the net change in cash required was $540 million in the comparable prior-year period. During 2004, we had strong cash flows, which reduced our need for seasonal borrowings. In the 12 months ended Aug. 31, 2003, we used our free cash flow to pay down our short-term borrowings. Commercial paper outstanding decreased approximately $620 million between Aug. 31, 2002, and Aug 31, 2003. No commercial paper was outstanding as of Aug. 31, 2003, and Aug. 31, 2004. Stock option exercises totaled $200 million during 2004 compared with $24 million in the prior-year comparable period. Long-term debt proceeds of $117 million in 2004 were primarily from our Brazil medium-term borrowings. During the prior-year period, we issued $250 million of 4% Senior Notes (the 4% notes) under our May 2002 shelf registration. There were no debt issuances under the shelf registration in fiscal 2004. Treasury share purchases totaled $266 million in fiscal year 2004 and there were no purchases in the comparable prior-year period. The share purchases are part of our three-year $500 million share purchase program, which was authorized by the Executive Committee of the board of directors on July 31, 2003. As of Aug. 31, 2004, $234 million was available for share purchase under the $500 million authorized amount. Dividend payments increased 10 percent, or $13 million, in fiscal 2004. In April 2003, the board of directors approved an increase in the quarterly dividend from 12 cents per share to 13 cents per share. In May 2004, the board of directors approved an increase in the quarterly dividend from 13 cents per share to 14.5 cents per share.

Transition Period Analysis: Net cash required by operations decreased $19 million and net cash required by investing activities increased $12 million in the transition period compared with the same eight-month period in 2002. Free cash flow was a negative $338 million for the transition period. Our negative free cash flow for the first eight months of calendar years 2003 and 2002 was consistent with our historical experience, as we used cash to fund the seasonal fluctuations in our business.

Even considering the $151 million cash payment made as partial payment of our share of Solutia’s PCB litigation and an increase of $111 million of voluntary pension contributions in the transition period, our operations required slightly less cash during the transition period than in the comparable prior-year period. We continued to carefully manage our investments in trade receivables and inventories, and we benefited from strong collections. Our improved financial performance also drove accrued liabilities higher at the end of August 2003 than at August 2002. The $252 million aftertax charge related to our participation in the settlement of Solutia’s PCB litigation was included in the net income (loss) component of the cash flow statement.

Net cash required by investing activities increased slightly. Proceeds from the sale of herbicide assets to Nissan in 2002 were offset by lower capital expenditures and investments in short-term debt securities in the transition period. Investments of $250 million matured throughout April and May of 2003, and following strong collections in the second calendar quarter, we invested $230 million in short-term debt securities.

In April 2003 our board of directors authorized an increase in the quarterly dividend.

Calendar Year 2002 Analysis: Net cash provided by operations increased $492 million and net cash required by investing activities increased $36 million in 2002 compared to 2001. Free cash flow totaled $639 million in 2002. This was a more than threefold increase from 2001 free cash flow of $183 million. Though net income was lower in 2002 than in 2001, our operations generated almost twice as much cash in 2002. This improvement was primarily a result of careful management of our investments in trade receivables and inventories. Capital expenditures declined 41 percent from 2001 to 2002, as we completed a number of significant capital projects during 2001. Cash required by investing activities increased slightly, to $469 million, reflecting the $250 million investment of excess cash, partially offset by the lower capital expenditures and by

MONSANTO COMPANY	2004 FORM 10-K

proceeds from asset sales. In 2002, we received $72 million of proceeds from the disposal of property and investments. This amount included the sale of herbicide assets to Nissan. We also received approximately $50 million from the long-term supply agreement with Nissan, which was included in cash flow from operations.

Capital Resources and Liquidity

	As of Aug. 31,			As of Dec. 31,
	2004	2003	2002	2002
Short-term debt	$433	$269	$771	$393
Long-term debt	1,075	1,258	1,148	851
Debt-to-capital ratio	22%	23%	27%	19%

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

Our August 2004 debt-to-capital ratio was slightly lower than the August 2003 ratio, primarily because of higher shareowners’ equity as of Aug. 31, 2004. Shareowners’ equity increased because of fiscal 2004 net income of $267 million and $200 million in shares issued under employee stock plans. Offsetting these increases to shareowners’ equity were treasury share purchases of $266 million and cash dividends of $179 million. Total debt outstanding was approximately $1.5 billion as of both Aug. 31, 2004, and Aug. 31, 2003. Because of the seasonality of our business, our August 2003 debt-to-capital ratio was higher than it was in December 2002, but declined from August 2002 levels. Our total debt outstanding as of Aug. 31, 2003, declined from Aug. 31, 2002, reflecting the strength of our balance sheet. Growth in the Seeds and Genomics segment will lessen the effect on liquidity caused by declining prices of Roundup. However, even in the postpatent environment, Roundup continues to be a strong cash contributor.

In May 2003, Monsanto issued $250 million of 4% Senior Notes under a $2 billion shelf registration filed in May 2002. As of Aug. 31, 2004, we had $950 million available for future debt issuances under this shelf registration. We also have in place a committed external borrowing facility amounting to $1 billion that was unused as of Aug. 31, 2004. This credit facility gives us the financial flexibility to satisfy short- and medium-term funding requirements. In June 2004, we finalized a new five-year, $1 billion revolving credit facility that expires in June 2009. This facility replaced two $500 million facilities that were available, but unused as of Aug. 31, 2003. Covenants under the $1 billion revolving credit facility are consistent with the two $500 million facilities it replaced.

We are continuing to make voluntary cash contributions to our U.S. qualified pension plan. In addition to contributing amounts if required by pension plan regulations, we may also make discretionary contributions if they are merited. Although contributions were not required, Monsanto contributed $215 million and $111 million to the U.S. qualified plan during fiscal year 2004 and the transition period, respectively. We also anticipate using a portion of our cash flow in fiscal year 2005 to continue to voluntarily contribute to the pension plan in order to maintain future contribution flexibility allowed by regulations. In September 2004, we voluntarily contributed $60 million to the U.S. qualified plan. Additional contributions outside of the $60 million September 2004 contribution are not planned. While the level of future contributions that would be required is unpredictable and depends heavily on plan asset experience and interest rates, we expect to continue to contribute to the plan on a regular basis in the near term.

In July 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of our common stock over a three-year period. The plan expires on July 30, 2006. In 2004, we purchased $266 million of our common stock under the $500 million authorization.

Contractual Obligations

We have certain obligations and commitments to make future payments under contracts. Current estimates of our future payments under these obligations are shown in the following table. See Note 22 of the consolidated financial statements for a further description of our contractual obligations.

MONSANTO COMPANY	2004 FORM 10-K

	Payments Due in Fiscal Year Ending Aug. 31,
							2010 and
(Dollars in millions)	Total	2005	2006	2007	2008	2009	beyond

Long-Term Debt	$1,075	$—	$23	$4	$250	$1	$797
Interest Payments Relating to Long-Term Debt(1)	525	73	70	71	72	61	178
Operating Lease Obligations	50	19	11	6	4	3	7
Purchase Obligations:
Uncompleted additions to property	24	24	—	—	—	—	—
Commitments to purchase inventories	424	286	45	31	28	19	15
Commitment to purchase breeding research	363	45	52	45	45	45	131
R&D alliances and joint venture obligations	195	61	55	48	31	—	—
Other purchase obligations	256	54	59	55	30	11	47
Other Liabilities Reflected on the Balance Sheet:
Payments on other financing	19	7	7	5	—	—	—

Total Contractual Obligations	$2,931	$569	$322	$265	$460	$140	$1,175

(1)	The total interest payments includes approximately $47 million estimated for payments associated with variable interest rates on the 4% notes.

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

Under the Separation Agreement, we were required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia. Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff. Solutia and 14 of its U.S. subsidiaries have filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including Solutia’s Assumed Liabilities. Solutia has notified Pharmacia and Monsanto that it was disclaiming its obligations to defend pending or future litigation relating to Solutia’s Assumed Liabilities. Solutia has also taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations except within the boundaries of its current operations. If Solutia is discharged from all or a portion of Solutia’s Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. Item 8 — Note 22 — Commitments and Contingencies includes further information regarding Solutia’s Assumed Liabilities and the reasonable possibility of a material adverse effect on our financial position, profitability and/or liquidity. Also see Item 3 - Legal Proceedings and Item 1 — Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

Seasonality

Our change in fiscal year end from December 31 to August 31 synchronized our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. As a result, investors will gain a more complete picture of the North American and Latin American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2004, approximately 70 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2004, with approximately 60 percent of these sales occurring in the second half of 2004. Net income in 2004 was highest in second and third quarters, which correlated with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters depending on planting and growing conditions. Our inventory is at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable are at the lowest levels in November primarily because of prepayments received on behalf of both segments in the United States, and the seasonality of our sales as discussed above.

As is the practice in our industry, we regularly extend credit to enable our customers to acquire crop protection products and seeds at the beginning of the growing season. Because of the seasonality of our business and the need to extend credit to customers, we use short-term borrowings to finance working capital requirements. Our need for such financing will generally be the highest in the second half of the fiscal year and lowest in the first half of the fiscal year. However, in 2004 we had less reliance on commercial paper borrowings than we had in the past, which reduced our peak in working capital investment. We expect to continue to have less reliance on commercial paper borrowings in fiscal 2005, similar to fiscal 2004 levels, to support operations. Our customer financing program is also expected to continue to reduce our reliance on commercial paper borrowings.

MONSANTO COMPANY	2004 FORM 10-K

OUTLOOK

Focused Strategy

Monsanto has established leadership in agricultural markets by applying advanced technology to develop high-value products ahead of its competitors, and by reinforcing strong brands and customer relationships. We continually improve our products to maintain market leadership and to support near-term performance. Our capabilities in biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. We believe that our focused approach to our business and the value we bring to our customers will allow us to maintain an industry leadership position in a highly competitive environment.

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

As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. Our research and marketing focuses on three crops grown on significant acreage: corn, soybeans and cotton. Following our announced exit from our European breeding and seed business for wheat and barley, we finalized the sale of assets associated with that business in 2004. In fiscal year 2004, we made the decision to realign our research and development investments to accelerate the development of new and improved traits in corn, cotton and oilseeds, which includes soybeans and canola. As part of this realignment, we are deferring all further efforts to introduce Roundup Ready wheat, until such time that other wheat biotechnology traits are introduced. This decision was reached after a comprehensive review of our research investment portfolio and extensive consultation with customers in the wheat industry.

We will also focus geographically on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. These actions allow us to diversify our exposure to risk from changes in the marketplace.

Our financial strategy will continue to emphasize both earnings and cash flow, and we believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning cash to shareowners. Our board of directors increased our dividend rate in April 2003, and again in May 2004. We began our share repurchase program in fiscal year 2004. We expect to continue the share repurchase program until the earlier of July 2006 or such time as we have reached the $500 million amount authorized by the board of directors. We applied our strong cash position to participate in a settlement of Solutia’s PCB litigation and continue to make voluntary contributions to our pension plan. We will continue to evaluate using our cash position for acquisition opportunities that meet the strategic needs of our core businesses or for technology arrangements that have the potential to increase the efficiency and effectiveness of our research and development efforts.

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

We implemented changes in how we approach our Argentine business that negatively impacted our sales and earnings in fiscal year 2004 and the comparable 2003 12-month period, but are intended to stabilize our business position in this important agricultural market. The actions we have taken with our customers were designed to reduce risk and to balance earnings and cash during a difficult economic period. We continue to follow through on business decisions made in recent years aimed at maintaining market leadership and restoring profitability in Argentina. Although economic and market

MONSANTO COMPANY	2004 FORM 10-K

uncertainties remain, we believe we are making progress. In addition, we continue to focus on reducing our working capital investment in Argentina.

Seeds and Genomics

Monsanto has built a leading global position in seeds, and the successful integration of seed businesses acquired in the 1990s has allowed us to improve our seed portfolio. We continue to make improvements in our base seed business, as advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality, yields and cost. The performance of Monsanto germplasm is reflected in market-share gains for both our branded and licensed seed businesses. We also use our genetic material to develop new varieties for other seed companies’ brands.

Outstanding seed quality and leading germplasm provide a vehicle for delivering biotechnology seed traits, such as herbicide tolerance and insect protection. Biotechnology traits offer growers several benefits: lower costs, greater convenience and flexibility, higher yields, and the ability to adopt environmentally responsible practices such as conservation tillage and reduced pesticide use.

We invest more than 85 percent of our R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. By shifting our focus to create value for farmers in seeds and traits, we have set Monsanto on a path of sustainable growth, as we expect increasing gross profit from seeds and traits to more than offset a declining contribution from agricultural chemicals. At the same time, we expect to continue to reduce seed production costs through higher yields on seed production acres and careful management of our seed product portfolio.

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

Key near-term growth opportunities in seeds and traits include:

•	Continued growth in Monsanto’s branded and licensed seed market shares, through potential acquisitions, successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

•	Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden’s/Corn States business and Cotton States business;

•	Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products;

•	Ability to have flexibility to price our traits in line with the value growers have experienced and expect to continue to experience from our traits; and

•	The commercialization of second-generation traits, such as Bollgard II cotton.

We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business because it allows Monsanto to earn a greater share of the farmer’s expenditures on each acre. Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. Stacked-trait cotton overtook single-trait cotton products in Monsanto’s product mix in 2004 and 2003. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

We are in the process of completing the regulatory steps to obtain Japanese import approval for YieldGard Plus with Roundup Ready Corn 2, Monsanto’s three-way stacked product that includes the YieldGard Corn Borer, YieldGard Rootworm and Roundup Ready Corn 2 biotech traits. The EPA has granted separate registrations for the traits and, once we receive the requisite Japanese approvals, we plan on launching this product in the United States in fiscal year 2005. Monsanto

MONSANTO COMPANY	2004 FORM 10-K

corn products designed to be tolerant to the active ingredient in Roundup agricultural herbicides are currently marketed as Roundup Ready Corn 2 in the United States.

We are working toward developing products to generate long-term growth. We believe our strategic head start in first- and second-generation input traits will give us a leadership position in developing output traits that provide consumer benefits and create value for the food industry. We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are pursuing strategies that enable growth even with delays in some global regulatory approvals. The Brazilian government passed a measure, which legalized the planting of Roundup Ready soybeans in Brazil for the 2003-2004 crop year. In October 2004, this legislation was extended to the 2004-2005 crop year. Monsanto is working with the Brazilian grain industry to collect royalties for the use of our technology, as Roundup Ready grain is sold to grain handlers for export. We are continuing our efforts to obtain long-term approval for the planting of Roundup Ready soybeans in Brazil, and plan to continue to develop a royalty system, which matches the decisions made by the government of Brazil. More than 95 percent of the grain handlers in two southern Brazil states have signed contracts to collect this royalty upon the delivery and sale of the grain produced with Roundup Ready soybean technology. We have collected cash from grain handlers in these two southern states. The system had a slightly negative effect on our earnings in fiscal year 2004 because of start-up expenses and drought weather conditions. In fiscal year 2005, we expect the system to be a modest contributor to earnings. A similar grain-based system may also be applicable to other parts of Latin America. However, there is no certainty that royalties on Roundup Ready soybeans will be profitably collected in Brazil or other parts of Latin America.

Crop import restrictions in some key markets, most notably the European Union (EU), reduce potential expansion of current and future biotechnology crops in the United States and other markets where they are approved. However, the development of effective systems to enable farmers growing crops in the United States to sell into elevator systems that do not export to the EU is mitigating the effect of these restrictions. Additionally, Monsanto is pursuing approvals to enable the importation of corn and processed corn products that contain the Roundup Ready and YieldGard Rootworm traits into the EU, including those traits as a part of various stacked-trait combinations, and has recently received approval from the EU for human consumption, and the import, processing and use in animal feed, of Roundup Ready Corn 2.

We are committed to addressing the concerns raised by consumers and by public interest groups and the questions from government regulators regarding agricultural and food products developed through biotechnology. We also continue to address concerns about the adventitious or certain unintended trace presence of biotechnology materials in seed, grain or feed and food products. We are responding to the issue of adventitious presence in several ways. These include seeking sound, science-based rules and regulations that clarify and allow for trace amounts, and providing industry leadership to establish the highest standards of purity reasonably achievable and to establish global standards for quality. We are also working with the seed industry to develop strategies on production interventions that may reduce the likelihood of adventitious presence.

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

As expected, the market share and net average selling price of Roundup herbicides in the United States have declined since the patent expired in 2000. Although prices may continue to decline in the future, we do not currently expect the decline in the future net average selling price to be as significant as it has been in recent years. We expect the net average selling price of Roundup in the United States in fiscal 2005 to be slightly lower than the net average selling price for fiscal 2004. Further, we expect the U.S. Roundup net average selling price in 2005 will start to settle in the range of historical pricing seen outside the United States. We also believe that we will be able to maintain our leadership position and continue to generate cash from this business. In postpatent markets around the world, Roundup has maintained a leading market position and a price premium compared with generics. We will continue to support the market leadership of Roundup with product innovations, superior customer service and logistics, low-cost manufacturing, and further expansion of Roundup Ready crops and the Roundup Rewards program.

MONSANTO COMPANY	2004 FORM 10-K

We have several patents on our glyphosate formulations and manufacturing processes in the United States and in other countries. We continue to differentiate Roundup with innovations using proprietary technology. We also provide more concentrated formulations that provide greater convenience for farmers while reducing production and logistics costs. We offer a variety of products to meet farmers’ needs. The U.S. launch of premium Roundup WeatherMAX was followed by the successful launch of Roundup Original MAX, which offers key brand advantages versus imitator products at a very competitive price.

Monsanto will support Roundup through expansion of Roundup Ready crops and the Roundup Rewards program. Roundup Rewards offers added protection and reduced risk program elements for farmers who use certain Monsanto technologies and agricultural herbicides. Further penetration of Roundup Ready crops also enhances the market position of Roundup as a brand-name product that farmers trust to avoid the risk of crop injury in over-the-top use on these crops.

Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in Roundup, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We continue to reduce production costs, and we are also achieving reductions in working capital through careful management of inventories. Several years ago, Roundup distribution channel inventories had increased in the United States. However, U.S. Roundup distribution channel inventory levels at the end of the 2003 transition period were slightly down from levels at the end of fiscal year 2002, and levels as of Aug. 31, 2004, declined compared with Aug. 31, 2003.

Like most chemical herbicides, Monsanto’s selective herbicides face declining markets and increasing competitive pressures, but they continue to complement our ability to offer fully integrated solutions, particularly in Roundup Ready corn. While rapid penetration of Roundup Ready corn in the United States has also had a negative effect on sales of Monsanto’s selective corn herbicides, increased gross profit from the Roundup Ready trait and the Roundup used on these acres are significantly higher than the gross profit on lost selective herbicide sales.

Our lawn-and-garden herbicide business remains a strong cash generator and supports Monsanto’s brand equity in the marketplace. Another key product in our Agricultural Productivity segment is Posilac bovine somatotropin, which improves dairy cow productivity. The active ingredient for Posilac is manufactured both at our new plant in Augusta, Georgia, and by Sandoz GmbH in Austria. Sandoz also manufactures the finished dose formulation of Posilac, and is our sole supplier of the finished dose formulation until we obtain approval from the FDA to manufacture the finished dose formulation at Augusta. In second quarter of fiscal year 2004, we notified our customers that supplies of Posilac would be temporarily limited while Sandoz completes corrections and improvements at its facility in response to issues identified by the FDA. This limitation has temporarily reduced volumes of Posilac available for sale and required us to allocate available supplies. We expect the supply of Posilac to be limited well into 2005 with incremental increases in supply occurring over time. The allocation is expected to have a material adverse effect on Posilac revenues as long as it continues.

Other Information

As discussed in Item 8 — Note 22 — Commitments and Contingencies to the consolidated financial statements, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the “Overview — Executive Summary” section of MD&A, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia’s Assumed Liabilities is discussed in Item 3 — Legal Proceedings and Note 22.

For additional information on the outlook for Monsanto, see “Cautionary Statements: Risk Factors Regarding Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Item 8 — Note 2 — Significant Accounting Policies to the consolidated financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such

MONSANTO COMPANY	2004 FORM 10-K

estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our financial condition, results of operations, or liquidity. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit and finance committee of our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our financial condition, results of operations, or liquidity for the current period could have been materially different from those presented.

Goodwill: A majority of our goodwill relates to our seed company acquisitions. We are required to assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent distinct parts of our business. The definition of our reporting units affects the results of our goodwill impairment analysis. Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. In connection with the adoption of SFAS 142 in 2002, we recorded a $2 billion pretax transitional impairment charge relating to our corn and wheat reporting units. This charge reduced the carrying amount of our goodwill, and it resulted in a cumulative effect of accounting change, which reduced net income and shareowners’ equity. The company’s decision in October 2003 to exit the European wheat and barley business required a reevaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business, and resulted in a $69 million pretax impairment charge in fiscal year 2004. The $69 million pretax adjustment to goodwill was recorded as an operating expense, which reduced net income and shareowners’ equity. Future changes in the fair value of our reporting units could affect our goodwill and operating expenses and reduce shareowners’ equity.

Litigation and Other Contingencies: We are involved in various patent, product liability, consumer, commercial, environmental and other litigation, claims and legal proceedings, for example proceedings relating to Solutia’s Assumed Liabilities (see Item 8 — Note 22 and Item 3 — Legal Proceedings); environmental remediation; and government investigations. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If our assessment of the various factors changes, we may change our estimates. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Pensions and Other Postretirement Benefits: The actuarial valuations of our pension and other postretirement benefit costs, assets and obligations affects our financial position, results of operations and cash flows. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others: assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, health care cost trends, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions (caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, for example) could have a material effect on our pension obligations and expenses, and can affect our net income, intangible assets, liabilities, and shareowners’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our qualified pension plan. Because of the design of our postretirement health care plans, our liabilities associated with these plans are not highly sensitive to assumptions regarding health care cost trends.

MONSANTO COMPANY	2004 FORM 10-K

Because of the decline in the equity markets in recent years, the fair value of assets in the Monsanto U.S. qualified pension plan decreased in 2002. As a result, along with the effect of declining interest rates, we recorded additional minimum pension liability adjustments totaling $330 million during calendar year 2002. Although the equity markets improved during the transition period, interest rates continued to decline. As a result, we recorded a $106 million increase to the additional minimum pension liability in our financial statements for the transition period. In fiscal year 2004, we recorded a $21 million increase to the additional minimum pension liability in our financial statements. The 2004 increase in the additional minimum pension liability was less than the increases recorded during the transition period and calendar year 2002 because of continued improvement of equity markets. These adjustments were necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plan. These noncash adjustments to increase the additional minimum pension liability decreased shareowners’ equity, but did not affect our results of operations.

Fiscal year 2005 pension expense, which will be determined using Aug. 31, 2004, assumptions, is expected to be fairly consistent with pension expense recorded in fiscal year 2004. The company reduced its discount rate assumption as of Aug. 31, 2004, from 6.25 percent to 5.80 percent to reflect current economic conditions, which would be expected to increase pension expense in fiscal 2005. However, the expected return on additional cash contributions made in August and September 2004 to the plan will offset any increase in expense due to the lower discount rate. In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a half-percent decrease in the discount rate will decrease our fiscal year 2005 pretax income by approximately $4 million. Our salary rate assumption did not change between fiscal year 2004 and the transition period. Holding all other assumptions constant, we estimate that a half-percent decrease in the salary rate assumption would increase Monsanto’s fiscal year 2005 pretax income $1 million.

Expected rate of return on pension assets is also an important element of plan expense. In the transition period, we reduced the rate of return on pension plan assets to 8.75 percent. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2004, was approximately 65 percent equity investments, 31 percent fixed-income investments and 4 percent other investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. While we do not currently expect to further reduce the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower Monsanto’s fiscal year 2005 pretax income by approximately $6 million.

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

In fiscal 2004, we assessed the realizability of our deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. We concluded that it was more likely than not that the deferred tax assets of $107 million related to net operating loss carryforwards (NOLs) in Argentina will not be realizable prior to their expiration from 2006 to 2009 and established a valuation allowance for the entire amount in fiscal 2004. This conclusion was based on the recent history of losses, the continued uncertain economic conditions (see “Outlook” in MD&A) and the limited tax carryforward period of five years. Management is taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in management’s control. We also concluded that it is more likely than not that we will realize our deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

As of Aug. 31, 2003, Brazil had a valuation allowance of $90 million for deferred tax assets related to NOLs because management believed it was more likely than not that such deferred tax assets would not be realized. However, based on

MONSANTO COMPANY	2004 FORM 10-K

improvements in Brazil’s operations related to business changes that we had begun implementing two crop seasons previously, and improvements over that period in Brazil’s overall economy, and in particular the agricultural sector, management now believes it is more likely than not that such deferred tax assets will be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs which have an indefinite life, was reversed in fiscal 2004. We also concluded that it is more likely than not that we will realize our deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income.

Allowance for Doubtful Trade Receivables: We maintain an allowance for doubtful trade receivables. This allowance represents our estimate of accounts receivable that, subsequent to the time of sale, we have estimated to be of doubtful collectibility because our customers may not be able to pay. In determining the adequacy of the allowance for doubtful accounts, we consider historical bad-debt experience, customer creditworthiness, market conditions, and economic conditions. We perform ongoing evaluations of our allowance for doubtful accounts, and we increase the allowance as required. Increases in this allowance will reduce the recorded amount of our net trade receivables, net income and shareowners’ equity, and increase our bad-debt expense. For example, in June 2002 we increased our allowance for estimated uncollectible trade receivables in Argentina by $154 million. This increase in the allowance was required because of the economic turmoil and market conditions there. Additionally, in fiscal year 2004, we increased our allowance for estimated uncollectible trade receivables in Argentina by approximately $45 million primarily because of changes to the Argentine business model and continued economic difficulty. See the 2004 “Results of Operations” discussion in MD&A for a detailed discussion of this increase.

Allowances for Returns and Inventory Obsolescence: Where the right of return exists in our seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions, and changes in customer demand. In addition, we establish allowances for obsolescence of inventory equal to the difference between the cost of inventory and the estimated market value, based on assumptions about future demand and market conditions. We regularly evaluate the adequacy of our return allowances and inventory obsolescence reserves. If economic and market conditions are different from those we anticipated, actual returns and inventory obsolescence could be materially different from the amounts provided for in our consolidated financial statements. If seed returns are higher than anticipated, our net sales, net trade receivables, net income and shareowners’ equity for future periods will be reduced. If inventory obsolescence is higher than expected, our cost of goods sold will be increased, and our inventory valuations, net income and shareowners’ equity reduced. Higher-than-anticipated seed returns affected our results of operations and financial condition in calendar years 2002 and 2001. In 2002, results were affected by higher-than-anticipated seed returns (primarily corn seed) in Argentina because of the economic crisis that originated at the end of 2001 and the flooding in that same year. In 2001, we experienced higher-than-anticipated returns of high-priced corn seed, primarily in Brazil because of an extremely unusual change in market conditions there.

NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. We adopted EITF 03-01 for the year ended Aug. 31, 2004. Adoption of EITF 03-01 did not have an impact on the company’s consolidated financial position, results of operations or liquidity as of and for the year ended Aug. 31, 2004.

In January 2003, the FASB issued FIN 46, and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include the assets, liabilities and results of operations of the variable interest entity in its financial statements.

MONSANTO COMPANY	2004 FORM 10-K

Monsanto adopted the provisions of FIN 46R for the quarter ended Feb. 29, 2004, for interests in variable interest entities that are considered to be special-purpose entities. Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See “Customer Financing Program” in MD&A and Note 7 to the consolidated financial for a description of this arrangement. This special-purpose entity is consolidated.

As of May 31, 2004, the company adopted the provisions of FIN 46R for all other types of variable interest entities. The company has evaluated its relationships with two entities and has determined that, although the entities are variable interest entities and Monsanto holds variable interests in the entities, these investments are not required to be consolidated in the company’s financial statements pursuant to FIN 46R as Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which the company had a 9 percent equity investment as of Aug. 31, 2004. Monsanto currently has an agreement in place under which Monsanto makes payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $33 million and total liabilities of $14 million as of Aug. 31, 2004, and revenues of $19 million for the 12 months ended Aug. 31, 2004. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus in corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $22 million and total liabilities of $14 million as of Aug. 31, 2004, and revenues of $25 million for the 12 months ended Aug. 31, 2004. As of Aug. 31, 2004, Monsanto’s total estimate of maximum exposure to loss as a result of its relationships with these entities was approximately $23 million, which represents Monsanto’s equity investments in these entities.

In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. As permitted by FSP 106-1, we made a one-time election to defer accounting for the effect of the Act and, as a result, the amounts included in the consolidated financial statements related to our postretirement benefit plans do not reflect the effects of the Act. In May 2004, the FASB issued FSP No. 106-2 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for Monsanto’s first quarter of fiscal year 2005. Monsanto has estimated a reduction in the postretirement benefit obligation of approximately $14 million. The amount of reduction in annual benefit cost is estimated to be approximately $2 million. Final authoritative guidance could require the company to change previously reported information.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional interim and annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required interim disclosures were effective for Monsanto in the third quarter of fiscal year 2004, and the required annual disclosures are effective for Monsanto’s Form 10-K for the fiscal year ended Aug. 31, 2004. See Notes 14 and 15 to our consolidated financial statements for the required annual disclosures.

In December 2003, the SEC issued SAB No. 104, Revenue Recognition (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The company believes that it is following the guidance of SAB 104.

Monsanto adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), on Jan. 1, 2003. SFAS 143 addresses financial accounting for and reporting of costs and obligations associated with legal obligations related to the retirement of tangible long-lived assets. Upon adoption of this standard, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, we recorded an aftertax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1,

MONSANTO COMPANY	2004 FORM 10-K

2003, net property, plant and equipment was increased by $10 million, and asset retirement obligations (a component of noncurrent liabilities) of $30 million were recorded. Adoption of this standard did not affect Monsanto’s liquidity.

In July 2002, the FASB issued SFAS 146. SFAS 146 replaced EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are actually incurred, rather than on the date the company commits itself to the exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. We are following the guidance of SFAS 146 for the fiscal year 2004 restructuring plan. See “Restructuring and Other Special Items” in MD&A and Note 5 to the consolidated financial statements for further details. The adoption of SFAS 146 had no effect on our 2002 and 2000 restructuring plans, which were both initiated prior to Dec. 31, 2002.

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

Our forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance and the anticipated effect of our strategic actions; domestic or international economic, political and market conditions; and other factors that could affect our future operations or financial position. Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions.

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

Competition for Roundup Herbicides: We expect to face continued competition for our branded Roundup herbicide product line. The extent to which we can realize cash and gross profit from these products will depend on our ability to control manufacturing and marketing costs without adversely affecting sales, to predict and respond effectively to competitor pricing, to provide marketing programs meeting the needs of our customers and of the farmers who are our end users, to maintain an efficient distribution system, and to develop new formulations with features attractive to our end users.

Regulation and Public Acceptance of Agricultural Biotechnology: Regulatory and legislative requirements affect the testing and planting of seeds containing our biotechnology traits, and the import of crops grown from those seeds. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales. Lack of approval to import crops containing biotechnology traits into key markets can affect sales of our traits, even in jurisdictions where planting has been approved. Legislation or regulation may also require the tracking of biotechnology products and the labeling of food or feed products with ingredients grown from seeds containing biotechnology traits. Such traceability and labeling requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources, which can affect grower seed purchase decisions and the sale of our products. Some opponents of the technology actively agitate public concern with speculation about the potential for adverse effects of our biotechnology traits on other plants and on the environment, and about the potential for adverse effects of crops containing these traits on animals and human health. Such concerns can affect government approvals and may adversely affect sales of our traits, even after approvals are granted. In addition, opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future attacks against our field testing sites, and research, production, or other facilities.

MONSANTO COMPANY	2004 FORM 10-K

Adventitious Presence of Biotechnology Traits: The detection of unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, may negatively affect our business or results of operations. The detection of adventitious presence of traits not approved in the country where detected may result in the withdrawal of seed lots from sale, or in compliance actions such as crop destruction or product recalls. Some growers of organic and conventional crops have claimed that the adventitious presence of any biotechnology traits if present in their crops could cause them commercial harm. The potential for adventitious presence of biotechnology traits is a factor that can affect general public acceptance of these traits. Concern about adventitious presence could lead to increased regulation, which may include: requirements for labeling and traceability; liability transfer mechanisms which may include financial protection insurance; and possible restrictions or moratoria on testing, planting or use of biotechnology traits.

Regulation and Legislation Affecting Agricultural Products: In addition to regulation and legislation specifically affecting our seed biotechnology products, agricultural products and their manufacturers are subject to other government regulation, which affects our sales and profitability. These regulations affect the development, manufacture and distribution of our products, and non-compliance can affect our sales and profitability. Legislation encouraging or discouraging the planting of specific crops can affect our sales. In addition, claims that increased use of glyphosate herbicides increases the potential for the development of glyphosate-resistant weeds could result in restrictions on the use of glyphosate and of seeds containing our Roundup Ready traits and thereby reduce our sales.

Intellectual Property: Intellectual property rights are crucial to our business, and we endeavor to obtain and protect these rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Intellectual property rights are particularly important with respect to our Seeds and Genomics segment. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, growers, or others in the chain of commerce may illegally infringe on our rights and such infringement may be difficult to prevent or detect. For example, the practice of saving seeds from non-hybrid crops (including, for example, soybeans, canola and cotton) containing our biotechnology may prevent us from realizing the full value of our intellectual property, particularly outside the United States. We must also protect our intellectual property against legal challenges by competitors. Efforts to protect our intellectual property rights against infringement and legal challenges can increase our costs and will not always succeed. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products. Because of the rapid pace of change and the complexity of the legal and factual issues involved, we could unknowingly rely on key technologies that are or become patent-protected by others, which would require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business.

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

Competition in Plant Biotechnology: Many companies engage in plant biotechnology research. Their success could render our existing products less competitive. In addition, a company’s speed in getting its new product to market can be a significant competitive advantage. We expect to see more competition in fiscal year 2005 and future years, from agricultural biotechnology firms and from major agrichemical, seed and food companies, some of which have substantially greater financial and marketing resources than we do.

Weather, Natural Disasters and Accidents: Our sales and profitability are subject to significant risk from weather conditions and natural disasters that affect commodity prices, seed yields and grower decisions about purchases of our products. Weather conditions also affect the quality, cost and volumes of the seed that we are able to produce and sell. Natural disasters or industrial accidents could also affect our own manufacturing facilities, our major suppliers or our major customers.

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

MONSANTO COMPANY	2004 FORM 10-K

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

Litigation and Contingencies: We are involved in major lawsuits concerning contracts, intellectual property, biotechnology, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages or limit our ability to sell our products. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Both prior to and since its Chapter 11 bankruptcy filing, Solutia has failed to perform obligations relating to some of Solutia’s Assumed Liabilities including disclaiming its obligation to defend certain litigation proceedings and refusing to perform certain of its environmental obligations. In order to protect its and Pharmacia’s interest, Monsanto has advanced, and expects to advance in the future, funds to pay for some of Solutia’s Assumed Liabilities, in light of Solutia’s refusal to pay for those liabilities, and for legal and other expenses related to Solutia’s bankruptcy. If Solutia is discharged from all or a portion of these liabilities and obligations in its Chapter 11 proceeding, Monsanto may be required to indemnify Pharmacia for all or a portion of them. It is reasonably possible that such advancement of funds and/or obligation to indemnify Pharmacia will result in a material adverse effect on Monsanto’s financial position, profitability and/or liquidity. Additional information about our relationship with Solutia and risks related to Solutia may be found in Item 8 — Note 22 — Commitments and Contingencies and in other sections of this report.

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

Commodity Prices: Fluctuations in commodity prices can affect our costs and our sales. We purchase our seed inventories from production growers at market prices and retain the seed in inventory until it is sold. We use hedging strategies to mitigate the risk of changes in these prices. In addition, the prices of our seeds and traits could be affected by commodity prices. Farmers’ income, and therefore their ability to purchase our herbicides, seeds and traits, is also affected by commodity prices.

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

Operations Outside the United States: Sales outside the United States represent more than 45 percent of our revenues. In addition, we engage in manufacturing, seed production, sales, and/or research and development in many parts of the world. Although we have operations in virtually every region, our ex-U.S. sales are principally to external customers in Argentina, Brazil, Canada, France and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Operations outside the United States are subject to special risks and limitations, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or we may be unable to collect receivables; and imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our shareowners’ equity.

MONSANTO COMPANY	2004 FORM 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2004, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity prices. Actual changes may prove to be greater or less than those hypothesized.

Changes in Interest Rates: Because the company’s short- and long-term debt exceeds cash and investments, Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. The majority of our debt as of Aug. 31, 2004, consisted of fixed-rate long-term obligations.

Market risk with respect to interest rates is estimated as the potential change in fair value resulting from an immediate hypothetical 1 percentage point parallel shift in the yield curve. The fair values of the company’s investments and loans are based on quoted market prices or discounted future cash flows. We currently hold debt and investments that mature in less than 360 days, and variable rate medium-term notes. As the carrying amounts on short-term loans and investments maturing in less than 360 days and the carrying amounts of variable-rate medium-term notes approximate their respective fair values, a 1 percentage point change in the interest rates would not result in a material change in the fair value of our debt and investments portfolio.

On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes (the 7 3/8% notes) under our shelf registration. The aggregate principal amount of the outstanding notes was later increased to $800 million. In May 2003, Monsanto issued $250 million of the 4% notes, also under this shelf registration. These notes were subsequently swapped to six-month London Interbank Offered Rate (LIBOR), plus a spread of 39 basis points. As of Aug. 31, 2004, the fair value of the 7 3/8% notes was $932 million, and the fair value of the 4% notes (including the effect of the swap) was $251 million. A 1 percentage point change in the interest rates would change the fair value of the 7 3/8% notes by approximately $60 million, and the fair value of the 4% notes by $9 million.

Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign-currency forward exchange contracts and foreign-currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the Brazilian real, the South African rand, the euro, the Australian dollar, and the Canadian dollar. Unfavorable currency movements of 10 percent would negatively affect the fair market values of the derivatives held to hedge currency exposures by $58 million.

Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases, mainly in the Seeds and Genomics segment. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. A 10 percent decrease in the prices would have a negative effect on the fair value of those futures of $10 million for soybeans and $5 million for corn. We also use natural gas swaps to manage energy input costs. A 10 percent decrease in price of gas would have a negative effect on the fair value of the swaps of $1 million.

Changes in Equity Prices: The company also has investments in equity securities. All such investments are classified as long-term available-for-sale investments. The fair market value of these investments is $43 million. These securities are listed on a stock exchange or quoted in an over-the-counter market. If the market price of the traded securities should decrease by 10 percent, the fair value of the equities would decrease by $4 million. See Note 10 — Investments — for further details.

MONSANTO COMPANY	2004 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report

Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.

Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. The effectiveness of internal control over financial reporting is maintained by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits.

Management believes that Monsanto’s internal control over financial reporting as of Aug. 31, 2004, was effective and adequate to accomplish the objectives described above. Monsanto’s consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a test of financial controls, tests of accounting records, and such other procedures as they considered necessary in the circumstances.

The audit and finance committee, composed entirely of outside directors, meets regularly with management, with the internal auditors and with the independent auditors to review accounting, financial reporting, auditing and internal control matters. The committee has direct and private access to the external and internal auditors.

Hugh Grant
Chairman, President and Chief Executive Officer

Terrell K. Crews
Executive Vice President and Chief Financial Officer

MONSANTO COMPANY	2004 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareowners of Monsanto Company:

We have audited the accompanying statement of consolidated financial position of Monsanto Company and subsidiaries as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income (loss) for the year ended Aug. 31, 2004, for the eight months ended Aug. 31, 2003, and each of the two years in the period ended Dec. 31, 2002. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, and the results of their operations and their cash flows for the year ended Aug. 31, 2004, for the eight months ended Aug. 31, 2003, and each of the two years in the period ended Dec. 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP

St. Louis, Missouri
Nov. 1, 2004

MONSANTO COMPANY	2004 FORM 10-K

Statement of Consolidated Operations

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions, except per share amounts)	2004	2003	2002	2001

Net Sales	$5,457	$3,365	$4,651	$5,440
Cost of goods sold	2,890	1,791	2,482	2,808

Gross Profit	2,567	1,574	2,169	2,632
Operating Expenses:
Selling, general and administrative expenses	1,145	735	1,014	1,130
Bad-debt expense	109	40	208	42
Research and development expenses	511	313	506	544
Amortization and adjustments of goodwill	69	—	—	104
Restructuring charges (reversals) — net	112	(5)	103	122

Total Operating Expenses	1,946	1,083	1,831	1,942
Income From Operations	621	491	338	690
Interest expense	91	57	81	99
Interest income	24	11	22	26
PCB litigation settlement expense — net	—	396	—	—
Other expense — net	152	67	58	127

Income (Loss) from Continuing Operations Before Income Taxes	402	(18)	221	490
Income tax provision (benefit)	131	(20)	80	169

Income from Continuing Operations	271	2	141	321

Discontinued Operations (see Note 27):
Loss from operations of discontinued businesses	(13)	(20)	(18)	(31)
Income tax benefit	(9)	(7)	(6)	(5)

Loss on Discontinued Operations	(4)	(13)	(12)	(26)

Income (Loss) Before Cumulative Effect of Accounting Change	267	(11)	129	295
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit of $7 in 2003 and $162 in 2002	—	(12)	(1,822)	—

Net Income (Loss)	$267	$(23)	$(1,693)	$295

Basic Earnings (Loss) per Share:
Income from continuing operations	$1.03	$0.01	$0.54	$1.24
Loss on discontinued operations	(0.02)	(0.05)	(0.05)	(0.10)
Cumulative effect of accounting change	—	(0.05)	(6.99)	—

Net Income (Loss)	$1.01	$(0.09)	$(6.50)	$1.14

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.01	$0.01	$0.54	$1.22
Loss on discontinued operations	(0.02)	(0.05)	(0.05)	(0.10)
Cumulative effect of accounting change	—	(0.05)	(6.94)	—

Net Income (Loss)	$0.99	$(0.09)	$(6.45)	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

Statement of Consolidated Financial Position

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions, except share amounts)	2004	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$1,037	$281	$428
Short-term investments	300	230	250
Trade receivables — net (see Note 6)	1,684	2,296	1,752
Miscellaneous receivables	295	437	389
Deferred tax assets	397	430	260
Inventories (see Note 8)	1,154	1,207	1,254
Other current assets	64	58	73

Total Current Assets	4,931	4,939	4,406
Property, Plant and Equipment:
Land	64	71	69
Buildings	866	899	925
Machinery and equipment	3,106	3,091	3,042
Computer software	282	267	258
Construction in progress	286	283	292

Total Property, Plant and Equipment	4,604	4,611	4,586
Less Accumulated Depreciation	2,517	2,331	2,247

Net Property, Plant and Equipment	2,087	2,280	2,339
Goodwill — Net (see Note 9)	720	768	757
Other Intangible Assets — Net (see Note 9)	454	571	643
Other Assets	972	978	804

Total Assets	$9,164	$9,536	$8,949

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt	$433	$269	$393
Accounts payable	326	290	275
PCB litigation settlement liability	—	400	—
Accrued compensation and benefits	158	140	73
Accrued marketing programs	419	396	312
Deferred revenues	16	17	148
Grower accruals	1	—	98
Miscellaneous short-term accruals	541	507	570

Total Current Liabilities	1,894	2,019	1,869
Long-Term Debt	1,075	1,258	851
Postretirement Liabilities	687	837	817
Other Liabilities	250	266	232
Commitments and Contingencies (see Note 22)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 272,682,836 in 2004, 262,681,253 in 2003 and 261,412,808 in 2002; Outstanding 264,413,343 in 2004, 262,678,753 in 2003 and 261,412,808 in 2002	3	3	3
Treasury stock, 8,269,493 in 2004 and 2,500 in 2003, at cost	(266)	—	—
Additional contributed capital	8,315	8,077	8,050
Retained deficit	(1,645)	(1,733)	(1,645)
Accumulated other comprehensive loss	(1,132)	(1,168)	(1,202)
Reserve for ESOP debt retirement	(17)	(23)	(26)

Total Shareowners’ Equity	5,258	5,156	5,180

Total Liabilities and Shareowners’ Equity	$9,164	$9,536	$8,949

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

Statement of Consolidated Cash Flows

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Operating Activities:
Net Income (Loss)	$267	$(23)	$(1,693)	$295
Adjustments to reconcile cash provided (required) by operations:
Items that did not require (provide) cash:
Pretax cumulative effect of change in accounting principle	—	19	1,984	—
Depreciation and amortization expense	452	302	460	554
Adjustment to goodwill	69	—	—	—
Impairment of assets included in discontinued operations	2	—	—	—
Bad-debt expense	109	40	208	42
Noncash restructuring and other special items	51	(2)	50	122
Deferred income taxes	88	(132)	(258)	5
Gain on disposal of investments and property — net	(10)	—	(59)	(16)
Equity affiliate expense — net	36	26	43	41
Write-off of retired assets	8	22	28	20
PCB litigation settlement expense — net	—	396	—	—
Other items that did not provide cash	(6)	(14)	—	—
Changes in assets and liabilities that provided (required) cash:
Trade receivables	486	(647)	221	(224)
Inventories	70	85	74	(187)
Accounts payable and accrued liabilities	110	24	(3)	(194)
PCB litigation settlement payments (net of insurance proceeds)	(328)	(151)	—	—
Pension contributions	(215)	(111)	(20)	—
Related-party transactions	—	2	(46)	161
Tax benefit on employee stock options	37	2	11	—
Deferred revenue on supply agreements	—	—	42	—
Net investment hedge proceeds (loss)	(17)	(26)	20	—
Other items	52	(26)	46	(3)

Net Cash Provided (Required) by Operations	1,261	(214)	1,108	616
Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(550)	(230)	(250)	—
Maturities of short-term investments	480	250	—	—
Technology and other investments	(58)	(35)	(97)	(81)
Capital expenditures	(210)	(114)	(224)	(382)
Other investments and property disposal proceeds	76	5	72	10
Loans with related party	—	—	30	20

Net Cash Required by Investing Activities	(262)	(124)	(469)	(433)
Cash Flows Provided (Required) by Financing Activities:
Net change in short-term financing	27	97	(934)	372
Loans from related party	—	—	(254)	(226)
Long-term debt proceeds	117	253	856	57
Long-term debt reductions	(168)	(77)	(104)	(94)
Debt issuance costs	—	(2)	(10)	—
Payments on other financing	(12)	(8)	(10)	—
Treasury stock purchases	(266)	—	—	—
Stock option exercises	200	24	63	—
Dividend payments	(141)	(96)	(125)	(116)

Net Cash Provided (Required) by Financing Activities	(243)	191	(518)	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	756	(147)	121	176
Cash and Cash Equivalents at Beginning of Period	281	428	307	131

Cash and Cash Equivalents at End of Period	$1,037	$281	$428	$307

See Note 21 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

Statement of Consolidated Shareowners’ Equity

					Accumulated
			Additional	Retained	Other
	Common	Treasury	Contributed	Earnings	Comprehensive	Reserve for
(Dollars in millions, except per share amounts)	Stock	Stock	Capital	(Deficit)	Income (Loss)(1)	ESOP Debt	Total
Balance as of Jan. 1, 2001	$3	$—	$7,853	$2	$(479)	$(38)	$7,341
Net income	—	—	—	295	—	—	295
Net transactions with Pharmacia(2)	—	—	201	—	(13)	—	188
Grants of restricted stock (45,500 shares)	—	—	2	—	—	—	2
Cash dividends of $0.48 per common share	—	—	—	(124)	—	—	(124)
Foreign currency translation	—	—	—	—	(197)	—	(197)
Net unrealized loss on investments	—	—	—	—	(24)	—	(24)
Accumulated derivative loss	—	—	—	—	(8)	—	(8)
Allocation of ESOP shares	—	—	—	—	—	5	5
Minimum pension liability	—	—	—	—	5	—	5

Balance as of Dec. 31, 2001	$3	$—	$8,056	$173	$(716)	$(33)	$7,483
Net loss	—	—	—	(1,693)	—	—	(1,693)
Net transactions with Pharmacia(3)	—	—	(83)	—	—	—	(83)
Grants of restricted stock (147,000 shares)	—	—	3	—	—	—	3
Issuance of shares under employee stock plans	—	—	63	—	—	—	63
Tax benefit on employee stock options	—	—	11	—	—	—	11
Cash dividends of $0.48 per common share	—	—	—	(125)	—	—	(125)
Foreign currency translation	—	—	—	—	(273)	—	(273)
Minimum pension liability	—	—	—	—	(202)	—	(202)
Net unrealized loss on investments	—	—	—	—	(11)	—	(11)
Allocation of ESOP shares	—	—	—	—	—	7	7

Balance as of Dec. 31, 2002	$3	$—	$8,050	$(1,645)	$(1,202)	$(26)	$5,180
Net loss	—	—	—	(23)	—	—	(23)
Grants of restricted stock (25,000 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	24	—	—	—	24
Tax benefit on employee stock options	—	—	2	—	—	—	2
Cash dividends of $0.25 per common share	—	—	—	(65)	—	—	(65)
Foreign currency translation	—	—	—	—	105	—	105
Minimum pension liability	—	—	—	—	(71)	—	(71)
Net unrealized gain on investments	—	—	—	—	6	—	6
Accumulated derivative loss	—	—	—	—	(6)	—	(6)
Allocation of ESOP shares	—	—	—	—	—	3	3

Balance as of Aug. 31, 2003	$3	$—	$8,077	$(1,733)	$(1,168)	$(23)	$5,156
Net income	—	—	—	267	—	—	267
Treasury stock purchases	—	(266)	—	—	—	—	(266)
Grants of restricted stock (31,500 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	200	—	—	—	200
Tax benefit on employee stock options	—	—	37	—	—	—	37
Cash dividends of $0.68 per common share	—	—	—	(179)	—	—	(179)
Foreign currency translation	—	—	—	—	58	—	58
Minimum pension liability	—	—	—	—	(17)	—	(17)
Net unrealized gain on investments	—	—	—	—	(1)	—	(1)
Accumulated derivative loss	—	—	—	—	(4)	—	(4)
Allocation of ESOP shares	—	—	—	—	—	6	6

Balance as of Aug. 31, 2004	$3	$(266)	$8,315	$(1,645)	$(1,132)	$(17)	$5,258

(1)	See Note 19 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive income (loss).

(2)	Includes adjustments to reflect determination of deferred tax assets and accumulated foreign currency translation adjustments.

(3)	Includes adjustment primarily associated with the assumed net pension liabilities and related deferred tax assets.

MONSANTO COMPANY	2004 FORM 10-K

Statement of Consolidated Comprehensive Income (Loss)

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Net Income (Loss)	$267	$(23)	$(1,693)	$295
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	58	105	(273)	(197)
Unrealized net holding gains (losses) (net of tax of $2 in 2004, $5 in 2003, $(2) in 2002 and $(13) in 2001)	5	6	(4)	(20)
Reclassification adjustment for holding gains included in income (net of tax of $(3) in 2004, $(5) in 2002 and $(2) in 2001)	(6)	—	(7)	(4)
Accumulated derivative losses on cash-flow hedges not yet realized (net of tax of $(11) in 2004, $(9) in 2003, $(5) in 2002 and $(5) in 2001)	(18)	(14)	(8)	(8)
Reclassification adjustment for derivative losses included in income (net of tax of $9 in 2004, $5 in 2003 and $5 in 2002)	14	8	8	—
Additional minimum pension liability adjustment (net of tax of $7 in 2004, $38 in 2003, $(109) in 2002 and $3 in 2001)	(17)	(71)	(202)	5

Total Other Comprehensive Income (Loss)	36	34	(486)	(224)

Total Comprehensive Income (Loss)	$303	$11	$(2,179)	$71

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

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

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company’s European wheat and barley business were sold. As a result, the European wheat and barley and plant-made pharmaceuticals businesses have been presented as discontinued operations. See Note 27 — Discontinued Operations - for further details. The restated financial statements have been prepared in compliance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statement of Consolidated Operations has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment.

In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. This change aligns the company’s fiscal year more closely to the seasonal nature of its business. Accordingly, the company is presenting audited financial statements for the eight months ended Aug. 31, 2003 (the transition period). For comparative purposes, unaudited condensed results of operations data for the comparable period of the prior year is presented in Note 4 — Change in Fiscal Year End. The Statement of Consolidated Operations for the 12 months ended Dec. 31, 2002 and 2001, will be referenced as calendar year 2002 and calendar year 2001, respectively. The Statement of Consolidated Financial Position is presented for Dec. 31, 2002 (year-end 2002).

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

MONSANTO COMPANY	2004 FORM 10-K

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements pertain to Monsanto and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies over which Monsanto has the ability to exercise significant influence (generally through an ownership interest greater than 20 percent) are included in the other assets item in the Statement of Consolidated Financial Position. Monsanto’s share of these companies’ net earnings or losses is included in other expense — net in Monsanto’s Statement of Consolidated Operations. Arrangements with other business enterprises are also evaluated, and those in which Monsanto is determined to have controlling financial interest are consolidated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, employee benefit plan liabilities, marketing program liabilities, grower accruals (an estimate of amount payable to farmers who grow seed for Monsanto), restructuring reserves, self-insurance reserves, environmental reserves, deferred revenue, contingencies, litigation, incentives, and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position, or cash flows.

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

Monsanto follows Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, the Securities and Exchange Commission (SEC) interpretation of accounting guidelines on revenue recognition. SAB 104 primarily affects Monsanto’s recognition of license revenues from corn and soybean biotechnology traits sold through third-party seed companies, which is recognized when a grower purchases seed.

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

MONSANTO COMPANY	2004 FORM 10-K

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

Income Taxes

Until Aug. 13, 2002, Monsanto’s operating results were included in the consolidated federal and state income tax returns filed by Pharmacia and its subsidiaries in various U.S. and ex-U.S. jurisdictions. Following completion of the IPO of Monsanto stock and through the spinoff on Aug. 13, 2002, as described in Note 1 — Background and Basis of Presentation — Monsanto continued to be included in the Pharmacia consolidated group because Pharmacia beneficially owned at least 80 percent of the total voting power and value of Monsanto’s common stock. After the spinoff was complete, Monsanto was no longer included in the Pharmacia consolidated group. Monsanto now files its own income tax returns in all U.S. and ex-U.S. jurisdictions. The tax provisions reflected in Monsanto’s Statement of Consolidated Operations were computed as if Monsanto had been a separate taxpayer for all periods presented.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2004, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.

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

MONSANTO COMPANY	2004 FORM 10-K

Accounts Receivable

The company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

Long-Term Investments

Monsanto has long-term investments in equity securities, all of which are considered to be available for sale. They are classified as other assets in the Statement of Consolidated Financial Position, and they are carried at fair value, with unrealized gains and losses reported in the Statement of Consolidated Shareowners’ Equity in accumulated other comprehensive income (loss). Each security is reviewed regularly to evaluate whether it has experienced an other-than-temporary decline in fair value. If Monsanto believes that an other-than-temporary decline exists, the investment in question is written down to market value. The write-down is recorded in the Statement of Consolidated Operations as an impairment of securities.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Inventories are valued as follows:

•	Seeds and Genomics: Actual cost is used to value raw materials such as treatment chemicals and packaging, as well as goods in process. Finished goods, which include the cost of carry-over crops from the previous year, are valued at weighted-average actual cost. Weighted-average actual cost includes field growing and harvesting costs, plant conditioning and packaging costs, and manufacturing overhead costs.

•	Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (approximately one-third of total inventories as of Aug, 31, 2004, Aug. 31, 2003, and Dec. 31, 2002) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories in this segment generally is determined by the first-in, first-out (FIFO) method. Inventories at FIFO approximate current cost.

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, all goodwill amortization ceased effective Jan. 1, 2002. Goodwill is now subject only to impairment reviews. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. This test requires various judgments and estimates. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually. Goodwill was last tested for impairment as of March 1, 2004. See Note 9 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.

Other Intangible Assets

Other intangible assets consist primarily of seed germplasm, acquired biotechnology intellectual property, and trademarks. Acquired biotechnology intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass enabling processes, data libraries, and patents necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses. Also included in other intangible assets is a nonamortizing intangible asset associated with the recognition of minimum pension liabilities. In accordance with SFAS 144, all amortizable intangible assets are assessed for

MONSANTO COMPANY	2004 FORM 10-K

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset and interest costs on construction projects. These costs are carried as construction in progress until the asset is ready for its intended use, at which time the costs are transferred to land, buildings, or machinery and equipment. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of 25 years for buildings, and 10 years for machinery and equipment. In compliance with SFAS 144, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair market value or, if fair market value is not readily determinable, to an estimated fair value based on discounted cash flows.

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

Litigation and Other Contingencies

Monsanto is involved in various patent, product liability, consumer, commercial, environmental and other litigation, claims and legal proceedings, for example, proceedings relating to Solutia’s bankruptcy filing (see Note 22 — Commitments and Contingencies); environmental remediation; and government investigations. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with SFAS No. 5, Accounting for Contingencies, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Foreign Currency Translation

The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in the Statement of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive loss. The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates, in accordance with SFAS No. 52, Foreign Currency Translation. These currency adjustments are included in net income. As of Sept. 1, 2003, Monsanto identified Turkey, Russia and Romania as hyperinflationary countries in which it has operations.

Significant translation exposures include the euro, the Brazilian real, and the Canadian dollar. For all periods presented, Monsanto designated the U.S. dollar as the functional currency in Argentina. In January 2002, Argentina formally abandoned the fixed exchange rate regime between the Argentine peso and the U.S. dollar, and the peso subsequently was devalued by approximately 70 percent. Argentina simultaneously imposed various banking and exchange controls, and the government has instituted additional controls since that time. Included in the net transaction loss were losses of $11 million for fiscal year 2004, $11 million for the transition period, $34 million for calendar year 2002, and $15 million for calendar year 2001. These

MONSANTO COMPANY	2004 FORM 10-K

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

Derivatives and Other Financial Instruments

Monsanto uses financial derivative instruments to limit its exposure to changes in foreign currency exchange rates, commodity prices, and interest rates. Monsanto participated in a foreign currency risk management program sponsored by Pharmacia through the Aug. 13, 2002 spinoff. Since then, Monsanto has maintained a consistent strategy by working with third-party banks. Monsanto does not use financial derivative instruments for trading purposes, nor does it engage in foreign currency, commodity or interest rate speculation. Monsanto continually monitors its underlying market risk exposures and believes that it can modify or adapt its hedging strategies as needed.

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

Monsanto uses interest rate swap agreements to reduce interest rate risk and to manage the interest rate sensitivity of its debt. By entering into these agreements, Monsanto changes the interest rate mix (fixed/variable) of its debt portfolio. During fiscal year 2004, the transition period and during calendar years 2002 and 2001, the company also used natural gas swaps to manage risk associated with energy input costs.

Stock-Based Compensation

The company has employee stock option plans, which are described more fully in Note 17 — Stock-Based Compensation Plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), which amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by both SFAS

MONSANTO COMPANY	2004 FORM 10-K

148 and SFAS 123, Monsanto has elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees, in measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in fiscal year 2004, in the transition period, or in calendar years 2002 and 2001 for any of the Monsanto or Pharmacia option plans in which Monsanto employees participate, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions, except per share amounts)	2004	2003	2002	2001
Net Income (Loss):
As reported	$267	$(23)	$(1,693)	$295
Add: Stock-based employee compensation expense included in reported Net Income (Loss), net of tax	1	1	1	—
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(13)	(5)	(29)	(43)

Pro forma	$255	$(27)	$(1,721)	$252

Basic Earnings (Loss) per Share:
As reported	$1.01	$(0.09)	$(6.50)	$1.14
Pro forma	0.96	(0.10)	(6.61)	0.97
Diluted Earnings (Loss) per Share:
As reported	$0.99	$(0.09)	$(6.45)	$1.12
Pro forma	0.95	(0.10)	(6.56)	0.95

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

NOTE 3. NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. Monsanto has adopted EITF 03-01 for the year ended Aug. 31, 2004. Adoption of this regulation did not have an impact on the company’s consolidated financial position, results of operations or liquidity as of and for the year ended Aug. 31, 2004.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on

MONSANTO COMPANY	2004 FORM 10-K

controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include the assets, liabilities and results of operations of the variable interest entity in its financial statements.

Monsanto adopted the provisions of FIN 46R for the quarter ended Feb. 29, 2004, for interests in variable interest entities that are considered to be special-purpose entities. Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 7 — Customer Financing Program — for a description of this arrangement. This special-purpose entity is consolidated.

As of May 31, 2004, the company adopted the provisions of FIN 46R for all other types of variable interest entities. The company has evaluated its relationships with two entities and has determined that, although the entities are variable interest entities and Monsanto holds variable interests in the entities, these investments are not required to be consolidated in the company’s financial statements pursuant to FIN 46R because Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which the company had a 9 percent equity investment as of Aug. 31, 2004. Monsanto currently has an agreement in place under which Monsanto makes payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $33 million and total liabilities of $14 million as of Aug. 31, 2004, and revenues of $19 million for the 12 months ended Aug. 31, 2004. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus on corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $22 million and total liabilities of $14 million as of Aug. 31, 2004, and revenues of $25 million for the 12 months ended Aug. 31, 2004. As of Aug. 31, 2004, Monsanto’s total estimate of maximum exposure to loss as a result of its relationships with these entities was approximately $23 million, which represents Monsanto’s equity investments in these entities.

In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. As permitted by FSP 106-1, Monsanto made a one-time election to defer accounting for the effect of the Act, and as a result, the amounts included in the consolidated financial statements related to the company’s postretirement benefit plans do not reflect the effects of the Act. In May 2004, the FASB issued FSP No. 106-2 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for Monsanto’s first quarter of fiscal 2005. Monsanto has estimated a reduction of the postretirement benefit obligation of approximately $14 million. The reduction in annual benefit cost is estimated at approximately $2 million. Final authoritative guidance could require the company to change previously reported information.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which enhanced the required disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional interim and annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required interim disclosures were effective for Monsanto in the third quarter of fiscal year 2004, and the required annual disclosures are effective for Monsanto’s Form 10-K for the fiscal year ended Aug. 31, 2004. See Note 14 — Postretirement Benefits — Pensions — and Note 15 — Postretirement Benefits - Health Care and Other — for the required annual disclosures.

In December 2003, the SEC issued SAB 104, which updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The company is following the guidance of SAB 104.

MONSANTO COMPANY	2004 FORM 10-K

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143, which was effective for Monsanto on Jan. 1, 2003, addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with APB Opinion 20, Monsanto recorded an after-tax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. In addition, as required by SFAS 143, as of Jan. 1, 2003, net property, plant and equipment increased by $10 million, and asset retirement obligations (a component of noncurrent liabilities) of $30 million were recorded. Adoption of this standard did not affect the company’s liquidity. If SFAS 143 would have been effective for all periods presented, the asset retirement obligation liability would have been $29 million as of Dec. 31, 2002, and net earnings would have been reduced by $3 million and $2 million for calendar years 2002 and 2001, respectively, or $0.01 per diluted share for each calendar year.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 replaced EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are actually incurred, rather than on the date the company commits itself to the exit or disposal plan. This statement is effective for any exit or disposal activities initiated after Dec. 31, 2002. Monsanto followed the guidance of SFAS 146 for the fiscal year 2004 restructuring plan. See Note 5 — Restructuring and Other Special Items — for further details. The adoption of SFAS 146 had no effect on Monsanto’s 2002 and 2000 restructuring plans, which were both initiated prior to Dec. 31, 2002.

NOTE 4. CHANGE IN FISCAL YEAR END

As discussed in Note 1 — Background and Basis of Presentation — the company’s fiscal year end was changed from December 31 to August 31. Accordingly, the company is presenting audited financial statements for the eight months ended Aug. 31, 2003, the transition period, in this Form 10-K. The following table provides certain unaudited financial information for the same period of the prior year.

	Eight Months
	Ended Aug. 31,
(Dollars in millions, except per share amounts)	2003	2002(1)
Net Sales	$3,365	$3,106
Gross Profit	1,574	1,441

Income (Loss) from Continuing Operations Before Income Taxes	(18)	65
Income tax provision (benefit)	(20)	18

Income from Continuing Operations	2	47

Discontinued Operations (see Note 27):
Loss from operations of discontinued businesses	(20)	(15)
Income tax benefit	(7)	(5)

Loss on Discontinued Operations	(13)	(10)

Income (Loss) Before Cumulative Effect of Accounting Change	(11)	37
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit of $7 in 2003 and $162 in 2002	(12)	(1,822)

Net Loss	$(23)	$(1,785)

Basic Earnings (Loss) per Share:
Income from continuing operations	$0.01	$0.18
Loss on discontinued operations	(0.05)	(0.04)
Cumulative effect of accounting change	(0.05)	(7.00)

Net Loss	$(0.09)	$(6.86)

Diluted Earnings (Loss) per Share:
Income from continuing operations	$0.01	$0.18
Loss on discontinued operations	(0.05)	(0.04)
Cumulative effect of accounting change	(0.05)	(6.92)

Net Loss	$(0.09)	$(6.78)

(1)	Unaudited

MONSANTO COMPANY	2004 FORM 10-K

NOTE 5. RESTRUCTURING AND OTHER SPECIAL ITEMS

Restructuring and other special items were recorded in the Statement of Consolidated Operations as follows:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Cost of goods sold(1, 2)	$(35)	$3	$(21)	$(82)
Amortization and adjustments of goodwill	(69)	—	—	(2)
Selling, general and administrative expenses	—	—	—	(1)
Restructuring (charges) reversals — net(1, 2)	(112)	5	(103)	(122)
Other expense — net	—	—	—	(6)

Income (Loss) from Continuing Operations Before Income Taxes	(216)	8	(124)	(213)
Income tax benefit (provision)	54	(3)	43	76

Income (Loss) from Continuing Operations	(162)	5	(81)	(137)
Loss from operations of discontinued businesses (3)	(11)	—	—	—
Income tax benefit	9	—	—	—

Loss on discontinued operations	(2)	—	—	—

Net Income (Loss)	$(164)	$5	$(81)	$(137)

(1)	Restructuring charges include reversals related to prior plans of $7 million, $8 million, $13 million and $8 million in fiscal year 2004, the transition period, and calendar years 2002 and 2001, respectively. Of the fiscal year 2004 reversals, $5 million was related to the 2000 restructuring plan, and $2 million was related to the 2002 restructuring plan. Further, $1 million was recorded in cost of goods sold, and $6 million was recorded in restructuring charges — net. Of the reversals in the eight months ended Aug. 31, 2003, $3 million was related to the 2000 restructuring plan, and $5 million was related to the 2002 restructuring plan. Of the calendar year 2002 reversals, $8 million was related to the 2000 restructuring plan, and $5 million was related to the 2002 restructuring plan.

(2)	The $35 million of restructuring charges recorded in cost of goods sold was split by segment as follows: $26 million in Agricultural Productivity and $9 million in Seeds and Genomics. The $112 million of restructuring charges — net was split by segment as follows: $72 million in Agricultural Productivity and $40 million in Seeds and Genomics.

(3)	Fiscal year 2004 contains restructuring charges related to discontinued businesses (see Note 27 — Discontinued Operations). These restructuring charges were recorded in discontinued operations. Refer to the table that follows for more details.

Fiscal Year 2004 Restructuring Plan

On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that segment matures globally. Total restructuring actions approved under the fiscal year 2004 restructuring plan were estimated to be $289 million pretax. The company has further concentrated its resources on its core seeds and traits businesses. These plans included (1) reducing costs associated with the company’s Roundup herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. Total restructuring charges related to these actions were $165 million pretax ($105 million aftertax) in fiscal year 2004. Additionally, the approved plan included the impairment of goodwill in the global wheat business of $69 million pretax ($64 million aftertax; see Note 9 — Goodwill and Other Intangible Assets). The company expects to incur charges of up to $5 million pretax in fiscal year 2005 to complete the restructuring actions under this plan.

Pretax restructuring charges of $165 million for fiscal year 2004 were comprised of $104 million related to the Agricultural Productivity segment and $61 million related to the Seeds and Genomics segment ($50 million in continuing operations and $11 million in discontinued operations). These charges include $104 million pretax related to work force reductions, $53 million pretax in asset impairments (excluding the $69 million pretax impairment of goodwill related to the global wheat reporting unit), and $8 million pretax in costs associated with facility closures. Charges relating to work force reductions were approximately $20 million lower than originally estimated primarily because of fewer headcount reductions as resources were reallocated to support the seeds and traits businesses. Charges relating to asset impairments were approximately $30 million lower than previously estimated because of the favorable results from the sale of the European wheat and barley business.

MONSANTO COMPANY	2004 FORM 10-K

The following table displays the pretax charges incurred by segment under the fiscal year 2004 restructuring plan for the year ended Aug. 31, 2004 (before restructuring reversals related to prior year plans of $7 million). Work force reduction and facility closure charges were cash charges. Asset impairments were non-cash charges.

	Work Force	Facility	Asset
	Reductions	Closures	Impairments	Total

Continuing Operations:
Seeds and Genomics	$27	$—	$23	$50
Agricultural Productivity	71	5	28	104

Total Continuing Operations	98	5	51	154

Discontinued Operations:
Seeds and Genomics	6	3	2	11
Agricultural Productivity	—	—	—	—

Total Discontinued Operations	6	3	2	11

Total Segment:
Seeds and Genomics	33	3	25	61
Agricultural Productivity	71	5	28	104

Total	$104	$8	$53	$165

In fiscal year 2004, pretax restructuring charges of $104 million were recorded related to work force reductions. Work force reductions in continuing operations of $98 million were primarily in the areas of downsizing the regional structure in Europe, and in sales and marketing, manufacturing, research and development (R&D), and information technology in the United States. Work force reduction charges of $6 million included in discontinued operations were related to employees of the plant-made pharmaceuticals program, as well as incremental benefit plan costs for employees of the European wheat and barley business. Facility closure charges of $5 million in continuing operations related to the closure of an office building in Europe, and the shutdown of production lines and disposal of discontinued agricultural chemical products in the United States. Facility closure charges of $3 million were also recorded in discontinued operations related to shutdown expenses from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $51 million included $34 million recorded in cost of goods sold and the remainder in restructuring charges — net. Property, plant and equipment impairments of $20 million were recorded in the United States, Canada and Asia for the shutdown of production lines and disposal of equipment, and in Brazil for impairment of computer systems to be consolidated with a global system. Inventory impairments of $14 million were also recorded related to discontinued agricultural chemical products and seed hybrids in Argentina, Brazil and Latin America; discontinued agricultural chemical products in the United States and Asia; and disposal of inventory at closed production sites in Canada. Asset impairments in restructuring charges — net of $17 million included $11 million for the closure of an office building in the United States, $2 million for the closure of a technology facility in Canada, and $2 million for the disposal of assets in Asia. Discontinued operations asset impairments of $2 million consisted primarily of property, plant and equipment impairments associated with the plant-made pharmaceuticals program.

Charges incurred in connection with the fiscal year 2004 restructuring plan were accounted for under SFAS 146 (as discussed in Note 3 — New Accounting Standards) and SFAS 144. The company’s written human resource policies are indicative of an ongoing benefit arrangement in respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the scope of SFAS 146 and should be accounted for in accordance with the accounting pronouncement applicable to the company’s arrangement. Monsanto accounted for its severance packages under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which addresses the accounting for other employee benefits.

MONSANTO COMPANY	2004 FORM 10-K

The following table displays a roll forward of the liability established for restructuring expense from Oct. 15, 2003 (the date of board of directors approval), to Aug. 31, 2004:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Total

Continuing Operations:
Restructuring liability	$98	$5	$51	$154
Cash payments	(51)	(4)	—	(55)
Asset impairment	—	—	(51)	(51)
Reclassification of reserves to other balance sheet accounts:
Other current liability	(3)	—	—	(3)

Ending liability as of Aug. 31, 2004	44	1	—	45

Discontinued Operations:
Restructuring liability	6	3	2	11
Cash payments	(3)	(3)	—	(6)
Asset impairment	—	—	(2)	(2)
Reclassification of reserves to other balance sheet accounts:
Long-term liability	(3)	—	—	(3)

Ending liability as of Aug. 31, 2004	—	—	—	—

Total Restructuring:
Restructuring liability	104	8	53	165
Cash payments	(54)	(7)	—	(61)
Asset impairment	—	—	(53)	(53)
Reclassification of reserves to other balance sheet accounts:
Other current liability	(3)	—	—	(3)
Long-term liability	(3)	—	—	(3)

Ending liability as of Aug. 31, 2004	$44	$1	$—	$45

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

In connection with this plan, Monsanto recorded $132 million pretax ($86 million aftertax) of net charges in 2002. The pretax components of the restructuring charge were as follows:

(Dollars in millions)

Work Force Reductions	$64
Facility Closures/Exit Costs	24
Asset Impairments:
Property, plant and equipment	45
Inventories	6
Reversal of Restructuring Reserves	(5)
Recoverable Amount from a Third Party	(2)

Total Pretax Charge	$132

These restructuring costs relate primarily to the closure of certain research and manufacturing sites, as well as work force reductions. The work force cost reductions include involuntary separation costs for approximately 1,140 employees worldwide, in marketing, manufacturing, R&D, and administration. The affected employees are entitled to receive severance benefits pursuant to established severance policies or to government labor regulations. As of Aug. 31, 2004, all work force separation payments were completed. As of Aug. 31, 2003, approximately 1,080 of the planned employee separations were completed. In the transition period, approximately 110 former employees received cash severance payments totaling $10 million. Additionally, $14 million was paid to approximately 160 former employees whose involuntary termination benefits were recorded in calendar year 2002, but who elected to defer payment until the first quarter of calendar year 2003. As of Dec. 31, 2002, approximately 940 of the planned employee separations were completed. Restructuring reversals of $1

MONSANTO COMPANY	2004 FORM 10-K

million, $3 million and $1 million were recorded in fiscal year 2004, the transition period, and calendar year 2002, respectively. Reversals were required because approximately 30 positions originally in the plan were eliminated through attrition, while the remainder was reversed because severance expenses were lower than originally estimated.

Facility closures and other exit costs included contract termination expenses ($8 million), equipment dismantling and disposal expenses ($8 million), and other shutdown expenses ($8 million) resulting from the exit of certain research and manufacturing sites. The inventory write-off was associated with facility closures; it was recorded within cost of goods sold. The recoverable amount from a third party represents a portion of work force reduction and exit costs that will be reimbursed to Monsanto. The asset impairments were related to property, plant and equipment. Restructuring reversals of $1 million were recorded within cost of goods sold in fiscal year 2004 because asset write-offs were lower than originally estimated. Restructuring reversals of $2 million were recorded in the transition period because proceeds from disposed assets were higher than originally estimated. Restructuring reversals of $4 million were recorded in calendar year 2002 for facility closures because costs were lower than originally estimated and because assets brought higher proceeds than originally estimated. As of Aug. 31, 2004, the reserve balance for the 2002 restructuring plan was depleted.

Activities related to the 2002 restructuring plan were as follows:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Other	Total

Additions	$64	$24	$51	$(2)	$137
Reversals	(1)	(4)	—	—	(5)
Costs Charged Against Reserves	(34)	(3)	—	—	(37)
Reclassification of Reserves to Other Balance Sheet Accounts:
Inventories	—	—	(6)	—	(6)
Property, plant and equipment	—	—	(45)	—	(45)
Miscellaneous receivable	—	—	—	2	2

Dec. 31, 2002, Reserve Balance	$29	$17	$—	$—	$46
Costs Charged Against Reserves	(24)	(7)	—	—	(31)
Reclassification of Reserves to Other Balance Sheet Accounts:
Long-term liability	—	(7)	—	—	(7)
Reversals	(3)	—	(2)	—	(5)
Reclassification of Reversal to Property, Plant and Equipment	—	—	2	—	2

Aug. 31, 2003, Reserve Balance	$2	$3	$—	$—	$5
Costs Charged Against Reserves	(1)	(2)	—	—	(3)
Reclassification of Reserves to Other Balance Sheet Accounts:
Miscellaneous liability	—	(1)	—	—	(1)
Reversals	(1)	—	—	—	(1)

Aug. 31, 2004, Reserve Balance	$—	$—	$—	$—	$—

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

MONSANTO COMPANY	2004 FORM 10-K

was also partially offset by the reversal of $4 million of the calendar year 1998 restructuring liability, primarily because severance expenses were lower than originally estimated.

The pretax components of these net charges were as follows:

(Dollars in millions)	2001	2000

Work Force Reductions	$50	$61
Facility Closures/Exit Costs	49	9
Asset Impairments:
Trade receivables	—	12
Inventories	45	60
Other current assets	6	—
Property, plant and equipment	57	22
Goodwill	2	88
Other intangible assets	3	3
Other assets	3	—
Reversal of Restructuring Reserves	(8)	(4)
Other	6	10

Total Pretax Charge	$213	$261

The work force reduction charges in calendar years 2001 and 2000 included involuntary separation costs for approximately 1,500 employees worldwide (805 in calendar year 2001 and 695 in calendar year 2000), including positions in administration, R&D, and manufacturing. The affected employees were entitled to receive severance benefits pursuant to established company severance policies or government labor regulations. As of Dec. 31, 2000, 460 of the planned employee separations had been completed; 358 of these employees received cash severance payments totaling $28 million during calendar year 2000, and 102 employees elected deferred payments of $9 million, which were paid during the first quarter of calendar year 2001. Planned separations were completed for 526 employees during calendar year 2001, including 27 employees who elected deferred payments of $3 million, which were paid during the first quarter of calendar year 2002. Planned employee separations were completed for 400 employees during calendar year 2002; 399 of them received cash severance payments totaling $25 million during calendar year 2002, and one employee elected deferred payments of less than $1 million, which was paid during the first quarter of calendar year 2003. In fiscal year 2004, the remaining work force actions were completed. The cost to carry out certain of these work force reductions has been lower than originally anticipated. Accordingly, the work force reduction reserves were reduced by reversals of $3 million, $1 million, $2 million, and $8 million in fiscal year 2004, the transition period, calendar year 2002, and calendar year 2001, respectively. These reversals were required primarily because of attrition and severance payouts that were lower than originally estimated.

Facility closures and other exit costs in calendar year 2000 included contract termination costs ($5 million), equipment dismantling and disposal costs ($2 million), and other shutdown costs ($2 million). Facility closures and other exit costs in calendar year 2001 included contract termination costs ($28 million), property, plant and equipment dismantling and disposal costs ($18 million), and other shutdown costs ($3 million). The inventory write-offs in calendar year 2000 related to laureate oil, seed, and other inventories. The inventory write-offs in calendar year 2001 were for discontinued seed hybrids ($31 million), unused raw materials at closed agricultural chemical manufacturing facilities ($6 million), and other inventories, including certain discontinued agricultural chemical products ($8 million). Inventory write-offs for both years, as well as $37 million in property, plant and equipment impairments in calendar year 2001, were recorded in cost of goods sold. The remaining $20 million in property, plant and equipment impairments in calendar year 2001, recorded in restructuring charges, was related to the consolidation of agricultural chemical distribution sites and various corporate assets. The intangible asset impairment in calendar year 2000 included a $79 million goodwill impairment associated with the decision to terminate certain nutrition programs. In calendar year 2002, $6 million of restructuring reversals were recorded, primarily because facility closing costs were lower than originally estimated and proceeds from disposed assets were higher than originally estimated. In the transition period, restructuring reversals of $1 million were recorded upon release of the company’s obligation to perform under a contract and $1 million because the proceeds from disposed assets were higher than originally estimated. As of Aug. 31, 2004, the reserve balance for the 2000 restructuring plan was depleted.

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

MONSANTO COMPANY	2004 FORM 10-K

Activities related to the calendar year 2000 restructuring plan and other special items recorded in calendar years 2000, 2001 and 2002, in the transition period, and in fiscal year 2004, were as follows:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Other	Total

Jan. 1, 2000, Reserve Balance	$—	$—	$—	$—	$—
Additions	61	9	185	10	265
Costs Charged Against Reserves	(28)	(3)	—	—	(31)
Reclassification of Reserves to Other Balance Sheet Accounts:
Trade receivables	—	—	(12)	—	(12)
Inventories	—	—	(60)	—	(60)
Property, plant and equipment	—	—	(22)	—	(22)
Goodwill	—	—	(88)	—	(88)
Other intangible assets	—	—	(3)	—	(3)
Other assets	—	—	—	(1)	(1)
Miscellaneous accruals	(3)	—	—	—	(3)
Accumulated other comprehensive loss	—	—	—	(7)	(7)

Dec. 31, 2000, Reserve Balance	$30	$6	$—	$2	$38
Additions	50	49	116	6	221
Costs Charged Against Reserves	(37)	(21)	—	(2)	(60)
Reversals	(8)	—	—	—	(8)
Reclassification of Reserves to Other Balance Sheet Accounts:
Inventories	—	—	(45)	—	(45)
Other current assets	—	—	(6)	—	(6)
Property, plant and equipment	—	—	(57)	—	(57)
Goodwill	—	—	(2)	—	(2)
Other intangible assets	—	—	(3)	—	(3)
Other assets	—	—	(3)	(6)	(9)

Dec. 31, 2001, Reserve Balance	$35	$34	$—	$—	$69
Costs Charged Against Reserves	(25)	(20)	—	—	(45)
Reversals	(2)	(5)	(1)	—	(8)
Reclassification of Reversal to Property, Plant and Equipment	—	—	1	—	1

Dec. 31, 2002, Reserve Balance	$8	$9	$—	$—	$17
Costs Charged Against Reserves	(2)	(5)	—	—	(7)
Reversals	(1)	(1)	(1)	—	(3)
Reclassification of Reversal to Property, Plant and Equipment	—	—	1	—	1

Aug. 31, 2003, Reserve Balance	$5	$3	$—	$—	$8
Costs Charged Against Reserves	(1)	(2)	—	—	(3)
Reversals	(3)	—	—	—	(3)
Reclassification of Reserves to Other Balance Sheet Accounts:
Miscellaneous liability	(1)	(1)	—	—	(2)

Aug. 31, 2004, Reserve Balance	$—	$—	$—	$—	$—

MONSANTO COMPANY	2004 FORM 10-K

NOTE 6. TRADE RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for the two years ended Dec. 31, 2002, the eight months ended Aug. 31, 2003, and fiscal year 2004:

(Dollars in millions)

Balance Jan. 1, 2001	$171
Additions — charged to expense	42
Deductions	(36)

Balance Dec. 31, 2001	$177
Additions — charged to expense	208
Deductions	(138)

Balance Dec. 31, 2002	$247
Additions — charged to expense	40
Deductions	(33)

Balance Aug. 31, 2003	$254
Additions — charged to expense(1)	106
Deductions	(110)

Balance Aug. 31, 2004	$250

(1)	In addition to the $106 million of bad-debt expense related to trade receivables, $3 million of bad-debt expense was recorded against miscellaneous receivables, resulting in total bad-debt expense of $109 million for fiscal year 2004.

In fiscal 2004, Monsanto increased its allowance for doubtful trade receivables by approximately $45 million for exposures related to potentially uncollectible Argentine accounts receivable. The increase in deductions for fiscal 2004 is also primarily attributable to Argentine trade receivables. In the second quarter of calendar year 2002, Monsanto increased its allowance for doubtful trade receivables by $154 million pretax for estimated uncollectible trade receivables in Argentina, all of which has been written off as of Aug. 31, 2004. See Note 22 — Commitments and Contingencies — for further discussion of Argentina.

NOTE 7. CUSTOMER FINANCING PROGRAM

In April 2002, Monsanto established a new $500 million revolving financing program for selected customers through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Monsanto has no ownership interest in the lender, in the QSPE, or in the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE.

Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during fiscal year 2004, the transition period or calendar year 2002.

Customer loans sold through the financing program totaled $255 million for fiscal year 2004, $121 million for the transition period and $224 million for calendar year 2002. The loan balance outstanding as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, was $222 million, $198 million and $111 million, respectively. The first-loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, less than $1 million of loans sold through this financing program were delinquent. As of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and the company’s current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments

MONSANTO COMPANY	2004 FORM 10-K

under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

As discussed in Note 3 — New Accounting Standards, FIN 46 was issued in January 2003, and then amended by FIN 46R in December 2003. The SPE is included in Monsanto’s consolidated financial statements. Because QSPEs are excluded from the scope of FIN 46R and Monsanto does not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on Monsanto’s accounting for the customer financing program.

NOTE 8. INVENTORIES

Components of inventories were:

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002

Finished Goods	$477	$516	$637
Goods In Process	436	464	398
Raw Materials and Supplies	266	246	232

Inventories at FIFO Cost	1,179	1,226	1,267
Excess of FIFO over LIFO Cost	(25)	(19)	(13)

Total	$1,154	$1,207	$1,254

Monsanto uses commodity futures and options contracts to hedge the price volatility of certain commodities, primarily soybeans and corn. This hedging activity is intended to manage the price paid to production growers for corn and soybean seeds. As of Aug. 31, 2004, the excess of FIFO over LIFO cost increased by $6 million over Aug. 31, 2003, primarily because of improved inventory management resulting in a $5 million liquidation of chemical LIFO inventory layers carried at higher costs which prevailed in prior years and $1 million in higher costs.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Monsanto adopted SFAS No. 141, Business Combinations, and SFAS 142, effective Jan. 1, 2002. Taking the first step of the transitional impairment test, Monsanto compared the fair value of its reporting units with their net book values (including goodwill), and identified potential impairments in two reporting units. In the second step of the transitional impairment test, completed in the second quarter of 2002, Monsanto determined a $2 billion pretax impairment ($1.8 billion aftertax). The resulting impairment charge, specific to the corn and wheat reporting units, related to goodwill that resulted primarily from Monsanto’s 1998 and (to a lesser extent) 1997 seed company acquisitions. The primary causes of the impairment were a change in valuation method (from an undiscounted cash flow methodology used under APB Opinion No. 17, Intangible Assets, to a discounted cash flow methodology required by SFAS 142) and the unanticipated delays in biotechnology acceptance and regulatory approvals. As required by SFAS 142, the transitional impairment charge was recorded as an accounting change in accordance with APB Opinion 20, effective Jan. 1, 2002. The impairment charge had no effect on Monsanto’s liquidity or cash flow.

The 2003 annual goodwill impairment test was performed as of July 1, 2003, and no indications of impairment existed as of that date. The company’s decision in October 2003 to exit the European wheat and barley business required a re-evaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business. A potential impairment was determined in the wheat reporting unit during the quarter ended Nov. 30, 2003. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The decision to exit the European wheat business had a negative effect on the assumptions underlying the fair value calculation of the remaining global wheat business because of its effect on the probability of success of the remaining product development efforts. The second step of the impairment assessment was completed during the quarter ended Nov. 30, 2003, and resulted in the $69 million pretax impairment of goodwill in the global wheat business ($64 million aftertax). The resulting impairment charge was specific to the wheat reporting unit.

Under SFAS 142, the company initially selected July 1 for performing the required annual impairment testing of goodwill because July 1 was the approximate time that the company completed its annual reassessment of its strategy and revised its long-term financial projections. Performing the SFAS 142 goodwill impairment testing at this time was appropriate as the

MONSANTO COMPANY	2004 FORM 10-K

revised long-term financial projections that were the basis for such measurements had been updated to reflect management’s current strategic direction and considered the company’s current and expected future business environment. Accordingly, when the decision was made to change the company’s fiscal year-end from December 31 to August 31, the company also changed its annual strategic reassessment completion timing from approximately July 1 to approximately March 1. As a result, the company has changed its annual goodwill impairment testing date to March 1. The change is not intended to delay, accelerate, or avoid an impairment charge. Therefore, the company believes that the accounting change described above was to an alternative principle that is preferable under the circumstances. The fiscal year 2004 annual goodwill impairment test was performed as of March 1, 2004, and no indications of goodwill impairment existed as of that date.

Changes in the net carrying amount of goodwill for fiscal year 2004, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2003	$694	$74	$768
Effect of Foreign Currency Translation Adjustments	20	1	21
Adjustment of Goodwill	(69)	—	(69)

Balance as of Aug. 31, 2004	$645	$75	$720

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2004			As of Aug. 31, 2003			As of Dec. 31, 2002
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net

Germplasm	$590	$(423)	$167	$617	$(376)	$241	$607	$(322)	$285
Acquired Biotechnology Intellectual Property	423	(218)	205	392	(172)	220	382	(142)	240
Trademarks	85	(26)	59	108	(26)	82	108	(22)	86
Other	42	(19)	23	44	(16)	28	50	(18)	32

Total	$1,140	$(686)	$454	$1,161	$(590)	$571	$1,147	$(504)	$643

In addition to the goodwill adjustment related to the European wheat and barley business discussed above, germplasm with carrying amounts of $29 million (net values of $8 million) and trademarks with carrying amounts of $23 million (net values of $17 million) were also written off as a result of the divestiture of the European breeding and seed business for wheat and barley. See Note 27 — Discontinued Operations — for further discussion of the sale of the European wheat and barley business. The decrease in germplasm intangible assets during fiscal year 2004 was partially offset by the purchase of an additional interest in a Canadian seed company; approximately $4 million of the purchase price was allocated to germplasm and is being amortized over seven years.

The increase in the carrying amount of acquired biotechnology intellectual property during fiscal year 2004 was primarily related to the acquisition of a software license for approximately $17 million. This license will provide enabling technology to Monsanto to improve the speed and efficiency of moving product concepts through its pipeline and has a useful life of seven years. Additionally, during fiscal year 2004, deliverables totaling $9 million were received under the 2002 collaboration with Ceres, Inc. (Ceres). The increases in acquired biotechnology intellectual property during the transition period and calendar year 2002 were also primarily due to the collaboration with Ceres. This product discovery and development collaboration focuses on applying genomics technologies to improve and to accelerate the time to commercialization of certain agricultural crops. Under the 2002 collaboration, Monsanto acquired rights to certain of Ceres’ existing technologies in exchange for vendor financing totaling $40 million, to be paid over five years. This existing technology has a weighted-average useful life of 10 years. Ceres will receive additional payments if it meets specified objectives for developing additional related technology, as part of its continuing commitment to genomics-based product discovery. In 2002, Monsanto made a minority equity investment in Ceres. Monsanto also will fund a jointly implemented research program. Including the $40 million for vendor financing, total payments to Ceres under the 2002 collaboration (subject to performance by Ceres) are expected to approximate $137 million over five years, plus potential royalties. Monsanto paid Ceres $17 million in fiscal year 2004, $15 million in the transition period and $40 million in calendar year 2002.

MONSANTO COMPANY	2004 FORM 10-K

Other intangible assets include the company’s only nonamortizing intangible asset of $18 million associated with minimum pension liabilities, most of which was recognized in calendar year 2002. The minimum pension liability adjustment is discussed in Note 14 — Postretirement Benefits — Pensions. During fiscal year 2004 and the transition period, there were no fully amortized intangible asset write-offs. During calendar year 2002, Monsanto wrote off other intangible assets with a carrying amount of $20 million and accumulated amortization of $(20) million. During fiscal year 2004, Monsanto wrote off other intangible assets with a carrying value of less than $1 million.

Upon adoption of SFAS 141 and SFAS 142, the classification of all identifiable and recognized intangible assets was reassessed, and any necessary reclassifications were made effective Jan. 1, 2002. Total amortization expense of other intangible assets was $124 million in fiscal year 2004, $85 million in the transition period, $131 million in calendar year 2002 and $122 million in calendar year 2001. These amortization expense amounts are exclusive of amortization expense included in discontinued operations of $2 million in fiscal year 2004, $4 million in the transition period, and $5 million in both calendar year 2002 and 2001. Intangible asset amortization expense in calendar year 2001 included $3 million related to intangible asset impairments, as discussed in Note 5 — Restructuring and Other Special Items.

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

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year ending Aug. 31,	Amount
2005	$100
2006	70
2007	60
2008	35
2009	20

SFAS 142 did not require Monsanto to restate prior periods. The following table sets forth what the earnings and earnings per share would have been on an after-tax pro forma basis if the provisions of SFAS 142 had been applied in calendar year 2001.

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Reported Net Income (Loss)	$267	$(23)	$(1,693)	$295
Goodwill amortization, net of tax	—	—	—	105
Effects of useful life adjustments, net of tax	—	—	—	1

Adjusted Net Income (Loss)	267	(23)	(1,693)	401
Cumulative effect of a change in accounting principle, net of tax	—	12	1,822	—

Adjusted Income (Loss) Before Cumulative Effect of Accounting Change	$267	$(11)	$129	$401

Basic Earnings (Loss) Per Share
Reported Net Income (Loss)	$1.01	$(0.09)	$(6.50)	$1.14
Goodwill amortization, net of tax	—	—	—	0.41
Effects of useful life adjustments, net of tax	—	—	—	—

Adjusted Net Income (Loss)	1.01	(0.09)	(6.50)	1.55
Cumulative effect of a change in accounting principle, net of tax	—	0.05	6.99	—

Adjusted Income (Loss) Before Cumulative Effect of Accounting Change	$1.01	$(0.04)	$0.49	$1.55

Diluted Earnings (Loss) Per Share
Reported Net Income (Loss)	$0.99	$(0.09)	$(6.45)	$1.12
Goodwill amortization, net of tax	—	—	—	0.40
Effects of useful life adjustments, net of tax	—	—	—	—

Adjusted Net Income (Loss)	0.99	(0.09)	(6.45)	1.52
Cumulative effect of a change in accounting principle, net of tax	—	0.05	6.94	—

Adjusted Income (Loss) Before Cumulative Effect of Accounting Change	$0.99	$(0.04)	$0.49	$1.52

If the new accounting standard had been adopted effective Jan. 1, 2001, Monsanto would not have recorded pretax goodwill amortization of $119 million in calendar year 2001. Pretax R&D expenses would have been $8 million higher in calendar

MONSANTO COMPANY	2004 FORM 10-K

year 2001 because of the reassessment of useful lives and classifications. As a result of this change, the income tax provision would have been $5 million higher in calendar year 2001.

NOTE 10. INVESTMENTS

Short-term investments on Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, included $300 million, $230 million and $250 million, respectively, of debt securities with original maturities of three to six months, designated as available for sale and stated at market value. The realized gains on these investments were $1 million for fiscal year 2004, $1 million for the transition period and less than $1 million for calendar year 2002.

Long-Term Investments

Equity Securities Available for Sale

			Gross	Gross
		Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	(Losses)	Value
As of
Aug. 31, 2004	$29	$15	$(1)	$43
Aug. 31, 2003	34	17	0	51
Dec. 31, 2002	34	10	(4)	40

Net unrealized gains on long-term investments (net of deferred taxes) included in shareowners’ equity amounted to $9 million as of Aug. 31, 2004, $10 million as of Aug. 31, 2003, and $4 million as of Dec. 31, 2002. Proceeds from sales of equity securities were $14 million in fiscal year 2004, $10 million in calendar year 2002 and $10 million in calendar year 2001. Realized gains of $6 million net of $3 million tax expense in fiscal year 2004, $7 million net of $5 million tax expense in calendar year 2002, and $5 million net of $3 million tax expense in calendar year 2001, were determined using the specific identification method, and were included in net income. A realized loss of $1 million net of $1 million of tax benefit in calendar year 2001 was also included in net income and was determined using the specific identification method.

NOTE 11. INCOME TAXES

The components of income (loss) from continuing operations before income taxes were:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
United States	$308	$(133)	$465	$639
Outside United States	94	115	(244)	(149)

Total	$402	$(18)	$221	$490

The components of income tax provision (benefit) were:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Current:
U.S. federal	$(12)	$67	$88	$190
U.S. state	(7)	21	2	17
Outside United States	57	40	52	(6)

Total Current	38	128	142	201

Deferred:
U.S. federal	107	(115)	54	24
U.S. state	15	(21)	13	(2)
Outside United States	(29)	(12)	(129)	(54)

Total Deferred	93	(148)	(62)	(32)

Total	$131	$(20)	$80	$169

MONSANTO COMPANY	2004 FORM 10-K

Factors causing Monsanto’s income taxes to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
U.S. Federal Statutory Rate	$141	$(6)	$77	$172
U.S. Export Earnings	(12)	(7)	(11)	(30)
U.S. R&D Tax Credit	(4)	(1)	(4)	(4)
Higher (Lower) Ex-U.S. Rates	(18)	(10)	10	10
State Income Taxes	5	—	10	10
Valuation Allowances	17	3	2	(14)
Donation of Appreciated Assets	(2)	—	(4)	—
Nondeductible Goodwill	20	—	—	26
Tax Reserve	(15)	—	—	—
Other	(1)	1	—	(1)

Income Taxes	$131	$(20)	$80	$169

Deferred income tax balances are related to:

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002
Net Operating Loss and Other Carryforwards	$597	$311	$309
Employee Fringe Benefits	228	320	286
Intangible Assets	112	128	140
Allowance for Doubtful Accounts	110	69	71
Accrued Interest on Intercompany Debt	59	46	36
Inventories	54	59	43
Litigation Reserves	3	151	2
Other	140	159	121
Valuation Allowance	(210)	(90)	(76)

Total Deferred Tax Assets	$1,093	$1,153	$932

Property, Plant and Equipment	$256	$267	$274
Other	5	13	14

Total Deferred Tax Liabilities	$261	$280	$288

Net Deferred Tax Assets	$832	$873	$644

As of Aug. 31, 2004, Monsanto had available approximately $1.4 billion in net operating loss carryforwards, most of which related to Brazilian, U.S. and Argentine operations. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In fiscal 2004, the company assessed the realizability of its deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. The company concluded that it was more likely than not that the deferred tax assets related to net tax operating loss carryforwards (NOLs) in Argentina will not be realizable prior to their expiration from 2006 to 2009 and, as of Aug. 31, 2004, has established a valuation allowance for $107 million. This conclusion was based on the recent history of losses, the continued uncertain economic conditions, and also the limited tax carryforward period of five years. Management is taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in management’s control. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

At the beginning of fiscal 2004, Monsanto Brazil had a valuation allowance of $90 million for deferred tax assets related to NOLs because management believed it was more likely than not that such deferred tax assets would not be realized. However, based on improvements in Monsanto Brazil’s operations related to business changes that the company had begun implementing two crop seasons previously, and improvements over that period in Brazil’s overall economy, particularly the agricultural sector, management now believes it is more likely than not that such deferred tax assets will be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs that have an indefinite life, was reversed in fiscal 2004. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income.

MONSANTO COMPANY	2004 FORM 10-K

Monsanto generated a taxable loss in the United States in fiscal 2004, primarily as a result of the payment made for the PCB litigation settlement. The company has not recorded a valuation allowance on the federal NOL, which expires in 2024. However, for state purposes, the company concluded that it was more likely than not that a portion of the deferred tax assets related to this NOL will not be realizable prior to their expiration from 2009 to 2024 and, as of Aug. 31, 2004, has established a valuation allowance of $15 million.

Monsanto generated a taxable loss deductible in either the United Kingdom or the United States as a result of the sale of the European wheat and barley business. Monsanto has recorded a full valuation allowance against the deferred tax asset of $68 million related to the United Kingdom capital loss carryforward, which does not expire, because the company concluded that it was more likely than not that the deferred tax asset will not be realizable. A deferred tax asset was not recorded for the United States loss due to the existence of a number of uncertainties. Monsanto is evaluating alternative strategies in an effort to realize the optimum benefit from the loss incurred on this investment, whether in the United Kingdom or the United States. See Note 30 — Subsequent Event — for further discussion of this item.

Tax authorities regularly examine the company’s returns in the jurisdictions in which it does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of its return filing positions for all open years. During fiscal 2004, a settlement was reached with the Internal Revenue Service on a number of issues. As a result, Monsanto has recorded a favorable adjustment to the income tax reserve in its current year results. As of Aug. 31, 2004, management believes that its accruals for income tax liabilities are adequate.

Income taxes and remittance taxes have not been recorded on approximately $930 million of undistributed earnings of foreign operations of Monsanto, either because any taxes on dividends would be substantially offset by foreign tax credits, or because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Monsanto’s current and deferred tax amounts are presented as if Monsanto had been a separate company for all years presented. To the extent that Monsanto’s results were included in any Pharmacia income tax return for the periods from Sept. 1, 2000, through Aug. 13, 2002, Monsanto, in general, is obligated to pay Pharmacia the amount of taxes that would have been due had Monsanto filed its own tax returns. Effective Aug. 13, 2002, Monsanto and Pharmacia entered into a new tax-sharing agreement, which replaced the original agreement that began on Sept. 1, 2000. After Aug. 13, 2002, Monsanto was no longer included in the Pharmacia consolidated group; the company was obligated to file its own income tax returns in all U.S. and ex-U.S. jurisdictions. As of Aug. 31, 2004, Monsanto had no amount due to Pharmacia related to income taxes payable. As of Aug. 31, 2003, and Dec. 31, 2002, Monsanto owed $44 million and $41 million, respectively, to Pharmacia included in income taxes payable.

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

NOTE 12. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto has a committed borrowing facility of $1 billion, which was unused as of Aug. 31, 2004. This facility expires in June 2009 and exists largely to support commercial paper borrowings. Covenants under this credit facility restrict maximum borrowings. There are no related compensating balances, but the facilities are subject to various fees, which are based on the company’s credit rating. The company also had aggregate short-term loan facilities of $274 million with unrelated parties, under which loans totaling $17 million were outstanding as of Aug. 31, 2004.

MONSANTO COMPANY	2004 FORM 10-K

Short-Term Debt

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002
Commercial Paper	$—	$—	$—
Current Maturities of Long-Term Debt	276	133	358
Notes Payable to Banks	17	31	24
Bank Overdrafts	140	105	11

Total Short-Term Debt	$433	$269	$393

	As of Aug. 31,		As of Dec. 31,
	2004	2003	2002
Weighted-Average Interest Rate on Short-Term Borrowings at End of Period	10.1%	9.1%	11.0%

At the end of fiscal year 2004, the transition period and calendar year 2002, the company did not have any outstanding commercial paper, but it had several short-term borrowings to support ex-U.S. operations, which had weighted-average interest rates as indicated above. Certain of these bank loans also act to limit exposure to changes in foreign currency exchange rates.

Long-Term Debt

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002
7 3/8% Senior Notes, Due 2012	$796	$795	$795
4% Senior Notes, Due 2008(1)	248	243	—
Medium-Term Notes at 12.9%, Due 2004(2)	—	172	—
Variable Rate Medium-Term Notes, Due 2006(3)	21	48	56
Other	10	—	—

Total Long-Term Debt	$1,075	$1,258	$851

(1)	In connection with this debt, the company entered into certain interest rate hedging contracts, which effectively exchange the fixed interest rate to variable interest at the six-month London Interbank Offered Rate (LIBOR), plus a weighted-average spread of 0.39 percent.

(2)	In connection with this debt, the company entered into certain interest rate hedging contracts, which effectively exchange the fixed interest rate to variable interest at the six-month LIBOR, less a weighted-average spread of 1.169 percent.

(3)	The interest rate for borrowings under these agreements is the Brazil Development Bank funding interest rate, as adjusted quarterly, plus a 4 percent spread, and the long-term interest rate, as set quarterly by the Central Bank of Brazil, plus a 3 percent spread.

In May 2002, Monsanto filed a $2 billion shelf registration with the SEC. As of Aug. 31, 2004, $950 million remains available for future debt issuances. On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes under this shelf registration. On Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. These 7 3/8% Senior Notes are due on Aug. 15, 2012. On May 5, 2003, Monsanto issued $250 million of 4% Senior Notes under the shelf registration. These 4% Senior Notes are due on May 15, 2008. The net proceeds from the sale of the 7 3/8% Senior Notes were used to reduce commercial paper borrowings and to repay short-term debt owed to Pharmacia. The net proceeds from the sale of the 4% Senior Notes were used to reduce commercial paper borrowings.

During fiscal year 2004 and calendar year 2002, Monsanto issued approximately $100 million and $50 million, respectively, of additional debt, primarily medium-term debt in Brazil with floating interest.

Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of the company’s debt. In connection with the 4% Senior Notes, Monsanto entered into a $250 million notional amount interest rate swap maturing in May 2008. The fair value of Monsanto’s interest rate swap agreement was a liability of $2 million as of Aug. 31, 2004, and an asset of $6 million as of Aug. 31, 2003. The company bases its estimate of the fair value of its interest rate management derivative on quoted market prices. For a more complete discussion of interest rate management, see Note 13 — Financial Instruments.

Annual aggregate maturities of medium-term notes are $276 million in fiscal year 2005, $20 million in fiscal year 2006, and $1 million in fiscal year 2007. In August 2003, approximately $172 million of debt was extended by the lender to mature in October 2004.

MONSANTO COMPANY	2004 FORM 10-K

The information regarding interest expense below reflects Monsanto’s interest expense, interest expense on debt, or interest amounts specifically attributable to Monsanto:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Interest Cost Incurred	$98	$61	$89	$129
Less: Capitalized on Construction	(7)	(4)	(8)	(30)

Interest Expense — Net	$91	$57	$81	$99

NOTE 13. FINANCIAL INSTRUMENTS

The notional amounts, carrying amounts, and estimated fair values of the company’s financial instruments were as follows as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002:

	As of Aug. 31, 2004			As of Aug. 31, 2003			As of Dec. 31, 2002
	Notional	Carrying	Fair	Notional	Carrying	Fair	Notional	Carrying	Fair
(Dollars in millions)	Amount	Amount	Value	Amount	Amount	Value	Amount	Amount	Value
Financial Assets:
Foreign-currency contracts:
Forward purchases	$321	$(3)	$(3)	$139	$—	$—	$154	$(3)	$(3)
Forward sales	450	1	1	419	(5)	(5)	489	(4)	(4)
Options	435	(8)	(8)	53	1	1	—	—	—
Commodity futures:
Futures purchased — net	161	(14)	(14)	49	5	5	23	(2)	(2)
Options purchased	51	(2)	(2)	42	—	—	8	—	—
Natural gas swaps	11	1	1	10	—	—	—	—	—
Financial Liabilities:
Interest rate swaps	250	2	2	250	(6)	(6)	—	—	—
Short-term debt	—	433	433	—	269	269	—	393	393
Long-term debt	—	1,075	1,216	—	1,258	1,361	—	851	920

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

Monsanto’s commodity price risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly in corn and soybeans, can cause the actual prices paid to production growers for corn and soybean seeds to differ from anticipated cash outlays. Monsanto uses commodity futures and options contracts to manage these risks. The company also uses commodity futures and options contracts to manage the value of its corn and soybean inventories.

Monsanto’s natural gas risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in natural gas prices.

MONSANTO COMPANY	2004 FORM 10-K

Monsanto’s interest rate risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the company’s borrowings and to manage the interest rate sensitivity of its debt.

By using derivative financial instruments to manage exposures to changes in exchange rates, commodity prices, and interest rates, Monsanto exposes itself to the risk that the counterparty might fail to perform its obligations under the terms of the derivative contract. Monsanto minimizes this risk in derivative instruments by entering into transactions with high-quality counterparties and by limiting the amount of exposure in each instrument. Such financial instruments are neither held nor issued by the company for trading purposes.

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

The company hedges a portion of its net investment in Brazilian subsidiaries and recorded an after-tax loss of $15 million in fiscal year 2004, an after-tax loss of $19 million in the transition period, an after-tax gain of $19 million in calendar year 2002, and an after-tax loss of $7 million in calendar year 2001, all of which are included in accumulated foreign currency translation.

Foreign currencies in which Monsanto has significant hedged exposures are the Brazilian real, the South African rand, the euro, the Australian dollar, and the Canadian dollar. The aggregate net transaction loss, net of related hedging gains and losses, included in net earnings for fiscal year 2004, the transition period, calendar year 2002 and calendar year 2001, was $29 million, $17 million, $36 million and $32 million, respectively, primarily because of the euro and Argentine-peso transaction exposures. As of Aug. 31, 2004, $1 million has been recorded in other comprehensive loss to reflect the change in the fair value of foreign currency derivatives that have been designated as hedges of foreign currency cash flows. These derivatives all expire or mature within the next 12 months, and any realized gain or loss will be reclassified to earnings.

Fair-Value Hedges

Monsanto uses futures and options contracts to manage the value of the corn and soybean seed inventories that it buys from growers. Generally, the company hedges from 70 percent to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.

Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of its debt. Monsanto may use interest rate swaps to convert its fixed-rate debt to variable-rate debt. The resulting cost of funds may be lower or higher than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. In connection with the 4% Senior Notes, Monsanto entered into a $250 million notional amount interest rate swap maturing in May 2008. The fair value of Monsanto’s interest rate swap agreement was a liability of $2 million as of Aug. 31, 2004, and an asset of $6 million as of Aug. 31, 2003. The company estimates the fair value of its interest rate management derivative based on quoted market prices.

The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS 149, had an immaterial effect on earnings in fiscal year 2004, the transition period and in calendar year 2002. No fair-value hedges were discontinued during fiscal year 2004, the transition period, calendar year 2002, or calendar year 2001.

Cash-Flow Hedges

The company enters into contracts with a number of its seed growers to purchase their output at the market prices in effect when the individual growers elect to fix their contract prices. As a hedge against possible commodity price fluctuations,

MONSANTO COMPANY	2004 FORM 10-K

Monsanto purchases futures and options contracts for corn and soybeans. The futures contracts hedge the commodity prices paid, while the options contracts limit the unfavorable effect that price changes could have on these purchases.

During fiscal year 2004, the transition period and calendar year 2002, Monsanto recognized a net loss of $4 million, $1 million and $3 million, respectively, in cost of goods sold, which represented the ineffectiveness of all cash-flow hedges. These amounts represent the portion of the derivatives’ fair value that was excluded from the assessment of hedge effectiveness. No cash-flow hedges were discontinued during fiscal year 2004, the transition period, calendar year 2002, or calendar year 2001.

As of Aug. 31, 2004, $5 million of after-tax deferred net losses on derivative instruments was accumulated in other comprehensive loss and is expected to be reclassified into earnings in fiscal year 2005. The actual sales of the inventory, which are expected to occur during the next 12 months, will necessitate the reclassification of the derivative losses into earnings. As of Aug. 31, 2003, and Dec. 31, 2002, after-tax deferred net gains on derivative instruments accumulated in other comprehensive loss were $6 million and $7 million, respectively. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 24 months.

As of Aug. 31, 2004, the company had futures contracts with notional amounts of $53 million for corn and $108 million for soybeans. As of Aug. 31, 2003, the company had futures contracts with notional amounts of $35 million for corn and $15 million for soybeans. As of Dec. 31, 2002, the company had futures contracts with notional amounts of $19 million for corn and $4 million for soybeans. As of Aug. 31, 2004, and Aug. 31, 2003, the company had natural gas swaps with notional amounts of $11 million and $10 million, respectively. As of Dec. 31, 2002, the company had one natural gas swap with a notional amount of less than $1 million.

In June 2002, the company entered into a treasury rate lock agreement with several banks to hedge against changes in long-term interest rates on a portion of a planned debt issuance. The closing of this agreement in August 2002 resulted in a pretax loss of $26 million, because of a decrease in interest rates. Monsanto designated this rate lock agreement as a cash-flow hedge. Since this rate lock is designated as a cash-flow hedge, the net loss on the rate lock, to the extent the swap is effective, is recognized in other comprehensive loss until the hedged interest costs are recognized in earnings. As of Aug. 31, 2004, $12 million of after-tax deferred net losses on the interest rate lock accumulated in other comprehensive loss is expected to be reclassified into earnings during the next eight years, which is the term of the underlying debt.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks throughout the world and in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Aug. 31, 2004, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to a relatively few large wholesale customers. The company’s agricultural products business is highly seasonal, and it is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation, and account monitoring procedures are used to minimize the risk of loss. Collateral is secured when it is deemed appropriate by the company. For example, during fiscal year 2004, the transition period, calendar year 2002, and calendar year 2001, in order to reduce credit exposure in Latin America, the company collected payments on certain customer accounts in grain.

Monsanto regularly evaluates its business practices to minimize its credit risk. As a result, the company improved its prepayment program and one of its marketing programs. In calendar year 2001, the U.S. prepayment program was modified. The change allowed the company to net customer prepayments as a legal offset against the customer’s current outstanding balance during fiscal year 2004, the transition period, calendar year 2002 and calendar year 2001. In calendar year 2001, the company also modified one of its U.S. marketing programs, so that any amounts payable to a customer are first applied to the customer’s receivable account.

MONSANTO COMPANY	2004 FORM 10-K

NOTE 14. POSTRETIREMENT BENEFITS — PENSIONS

Most of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. Prior to the transition period, most Monsanto employees were covered by noncontributory pension plans sponsored either by Monsanto or by Pharmacia. Pursuant to the Separation Agreement between Monsanto and Pharmacia dated Sept. 1, 2000, as amended, the plans were separated. Depending on which entity was the plan sponsor, the plan assets and liabilities were recognized on the balance sheet of either Monsanto or Pharmacia. At the time of the separation, the plans were split as follows: (1) Certain Pharmacia-sponsored pension plans transferred plan assets and plan benefit obligations for Monsanto employees to Monsanto-sponsored plans; (2) Monsanto assumed sponsorship of certain plans in which a limited number of Pharmacia employees participate; and (3) certain Pharmacia-sponsored plans in which Monsanto employees participate continued.

Effective Jan. 1, 2002, Monsanto and Pharmacia separated their tax-qualified U.S. pension plan into Monsanto-only and Pharmacia-only sponsored plans. The sponsorship of that plan, in which both Monsanto and Pharmacia employees participated, was transferred from Pharmacia to Monsanto, effective Jan. 1, 2002. The assets attributable to Pharmacia employees and former Pharmacia employees were transferred to a new Pharmacia-sponsored plan. As of Jan. 1, 2002, Monsanto assumed assets with an approximate fair value of $1 billion, projected benefit obligation of $1.3 billion, accumulated benefit obligation of $1.2 billion, net pension liabilities of $120 million, and related deferred tax assets of $45 million. The net offset of the assumed net pension liabilities and related deferred tax assets was reflected as a reduction of additional contributed capital in the Statement of Consolidated Shareowners’ Equity as of Jan. 1, 2002.

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, Monsanto recorded an additional minimum pension liability adjustment during fiscal year 2004. This noncash adjustment increased postretirement liabilities by approximately $21 million, increased deferred income tax assets by approximately $8 million, decreased intangible assets for prior service costs by approximately $3 million, and decreased shareowners’ equity by approximately $17 million aftertax. The adjustment was necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plan. The noncash charge to shareowners’ equity did not affect Monsanto’s results of operations, but it is reflected in other comprehensive loss.

Components of Net Periodic Benefit Cost

Total pension cost for Monsanto employees included in the Statement of Consolidated Operations from both Monsanto- and Pharmacia-sponsored plans was $53 million in fiscal year 2004, $32 million in the transition period, $22 million in calendar year 2002, and $8 million in calendar year 2001. In calendar year 2001, the expense related to Monsanto-sponsored plans for Monsanto employees comprised only service costs for benefits of $4 million, interest cost on benefit obligation of $11 million, assumed return on plan assets of $(9) million, and amortization of unrecognized losses of $1 million.

The information that follows relates to all of the Monsanto- and Pharmacia-sponsored pension plans in which Monsanto employees participated, including pension expense related to Pharmacia employees in calendar year 2001. The components of pension cost for these plans were:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
				Monsanto &
Plan Sponsor/Plan Participant	Monsanto	Monsanto	Monsanto	Pharmacia
Service Cost for Benefits Earned During the Year	$33	$21	$32	$47
Interest Cost on Benefit Obligation	101	67	103	130
Assumed Return on Plan Assets	(111)	(69)	(119)	(151)
Amortization of Unrecognized Net Loss (Gain)	28	10	3	(8)
SFAS 88 Settlement Charge	2	3	3	—

Total	$53	$32	$22	$18

Pension benefits are based on an employee’s years of service and/or compensation level. Pension plans were funded in accordance with Monsanto’s and Pharmacia’s long-range projections of the plans’ financial conditions. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.

MONSANTO COMPANY	2004 FORM 10-K

Pension costs were determined using the preceding year-end assumptions. The following assumptions, calculated on a weighted-average basis, were effective during the periods indicated for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
	2004	2003	2002	2001
Discount Rate	5.80%	6.25%	6.75%	7.25%
Assumed Long-Term Rate of Return on Assets	8.75%	8.75%	8.75%	9.50%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	3.25%	3.25%	3.75%	4.25%

Fiscal 2005 pension expense, which will be determined using Aug. 31, 2004, assumptions, is expected to remain unchanged in fiscal year 2005 compared with fiscal 2004. The company reduced its discount rate assumption as of Aug. 31, 2004, to reflect current economic conditions, which would increase pension expense in fiscal 2005. However, the cash contributions made to the plan in fiscal 2004 and additional cash contributions to the plan in fiscal 2005 will offset any increase in expense due to a lower discount rate.

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for the majority of its pension plans. The funded status of the pension plans in which Monsanto employees participated as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, was as follows:

	Year Ended	Eight Months
	Aug. 31,	Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002
Plan Sponsor	Monsanto	Monsanto	Monsanto	Pharmacia
				Monsanto &
Plan Participants	Monsanto	Monsanto	Monsanto	Pharmacia
Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,676	$1,566	$220	$1,638
Service cost	33	20	32	—
Interest cost	101	67	103	—
Plan participants’ contributions	1	1	1	—
Plan amendments	—	—	(1)	—
Actuarial loss	63	129	147	—
Benefits paid	(138)	(107)	(144)	—
Curtailments	(3)	—	—	—
Settlements	(4)	—	—	—
Benefit obligation transferred to Monsanto plans	—	—	1,208	(1,208)
Benefit obligation transferred to Pharmacia-only plans	—	—	—	(430)

Benefit Obligation at End of Period	$1,729	$1,676	$1,566	$—

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,014	$894	$114	$1,264
Actual return on plan assets	116	107	(110)	—
Employer contribution	230	119	35	—
Plan participants’ contributions	1	1	1	—
Acquisitions (divestitures)	(4)	—	—	—
Fair value of benefits paid(1)	(138)	(107)	(144)	—
Fair value of plan assets transferred to Monsanto plans	—	—	998	(998)
Fair value of plan assets transferred to Pharmacia-only Plans	—	—	—	(266)

Plan Assets at End of Period	$1,219	$1,014	$894	$—

Unfunded Status	510	$662	$672	$—
Unrecognized Prior Service Cost	(19)	(24)	(27)	—
Unrecognized Subsequent Loss	(565)	(530)	(439)	—

Net Pension Liability (Asset)	$(74)	$108	$206	$—

(1)	Employer contributions and benefits paid under the pension plans include $11 million, $7 million and $10 million paid from employer assets in fiscal year 2004, the transition period and calendar year 2002, respectively.

MONSANTO COMPANY	2004 FORM 10-K

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, were as follows:

	As of Aug. 31,		As of Dec. 31,
	2004	2003	2002

Discount rate	5.80%	6.25%	6.75%
Rate of compensation increase	3.25%	3.25%	3.75%

The accumulated benefit obligation (ABO) as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, was $1.6 billion, $1.5 billion and $1.4 billion, respectively.

The projected benefit obligation (PBO), ABO, and the fair value of the plan assets for pension plans with PBOs in excess of plan assets for Monsanto-sponsored plans as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, were as follows:

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002

PBO	$1,648	$1,499	$1,475
ABO	1,556	1,422	1,370
Fair Value of Plan Assets with PBOs in Excess of Plan Assets for Monsanto-sponsored Plans	1,211	916	890

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets for Monsanto-sponsored plans as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, were as follows:

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002

PBO	$1,544	$1,487	$1,372
ABO	1,470	1,414	1,287
Fair Value of Plan Assets with ABOs in Excess of Plan Assets for Monsanto-sponsored Plans	1,112	908	797

During the years presented, lower market interest rates and plan asset returns have resulted in more plans with ABO in excess of plan assets, which has caused greater amounts to be shown in the chart.

As of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, amounts recognized in the Statement of Consolidated Financial Position were included in the following balance sheet accounts:

(Asset) Liability

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002

Miscellaneous Accruals	$6	$5	$9
Accrued Pension Liability	102	130	223
Additional Minimum Liability	480	459	352
Accumulated Other Comprehensive Loss	(461)	(437)	(328)
Prepaid Benefit Cost	(183)	(28)	(26)
Intangible Assets	(18)	(21)	(24)

Net Pension Liability (Asset)	$(74)	$108	$206

MONSANTO COMPANY	2004 FORM 10-K

Plan Assets

U.S. Plans The asset allocation for Monsanto’s U.S. pension plans as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, and the target allocation range for fiscal year 2005, by asset category, follows. The fair value of plan assets for these plans was $1.1 billion, $904 million and $797 million as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, respectively.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,		As of Dec. 31,
Asset Category	2005	2004	2003	2002

Equity Securities	60 - 70%	64.8%	60.1%	59.4%
Debt Securities	25 - 35%	31.2%	27.8%	33.1%
Real Estate	2 - 8%	3.7%	5.3%	7.0%
Other	0 - 3%	0.3%	6.8%	0.5%

Total		100.0%	100.0%	100.0%

The expected long-term rate of return on these plan assets was 8.75 percent in fiscal year 2004, in the transition period and in calendar year 2002. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and for the effect of expenses paid for plan assets.

The general principles guiding investment of U.S. pension plan assets are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the company’s U.S. pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, to diversify assets among asset classes and investment styles, and to maintain a long-term focus.

In 2003, the company conducted an asset/liability study to determine the optimal strategic asset allocation to meet the plan’s projected long-term benefit obligations and desired funding status. The target asset allocation resulting from the asset/liability study is outlined in the table above.

The plan fiduciaries are responsible for selecting investment managers, commissioning periodic asset/liability studies, setting asset allocation targets, and monitoring asset allocation and investment performance. The company’s pension investment professionals have discretion to manage assets within established asset allocation ranges approved by the plan fiduciaries.

Plans Outside the United States The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, and the weighted-average target allocation range for fiscal year 2005, by asset category, follows. The fair value of plan assets for these plans is $104 million, $97 million and $84 million as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, respectively.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,		As of Dec. 31,
Asset Category	2005	2004	2003	2002

Equity Securities	57 - 77%	65.8%	67.0%	61.4%
Debt Securities	22 - 38%	33.0%	31.7%	36.9%
Real Estate	0%	0.0%	0.0%	0.0%
Other	0 - 5%	1.2%	1.3%	1.7%

Total		100.0%	100.0%	100.0%

The weighted-average expected long-term rate of return on these plan assets was 8.0 percent in fiscal year 2004, 8.0 percent in the transition period, and 8.5 percent in calendar year 2002. See the discussion in the U.S. Plans section above related to the determination of the expected long-term rate of return on plan assets.

MONSANTO COMPANY	2004 FORM 10-K

Expected Cash Flows

Information about the expected cash flows for the pension benefit plans follows:

		Outside the
		United States
(Dollars in millions)	U.S.	(weighted-average)

Employer Contributions 2005 (expected)	$63	$5
Expected Benefit Payments
2005	113	12
2006	114	8
2007	115	7
2008	118	12
2009	122	11
2010-2014	647	65

Expected contributions include pension benefits of $4 million expected to be paid from employer assets in 2005. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

NOTE 15. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER

Pursuant to the Separation Agreement and employee benefits and compensation allocation agreement between Monsanto and Pharmacia on Sept. 1, 2000, Monsanto created and assumed sponsorship of all medical, life, disability and other welfare benefit plans in which its employees participate. Prior to Sept. 1, 2000, most Monsanto U.S. full-time employees and certain employees in other countries were covered by certain Pharmacia-sponsored benefit plans that provided health care and life insurance benefits for retired employees who had met the requisite age and service requirements. Pursuant to the Separation Agreement and employee benefits and compensation allocation agreement, on Sept. 1, 2000, Monsanto assumed responsibility for such health care and life insurance plan benefits for its retirees and certain former employees of Pharmacia allocated to Monsanto under the terms of the agreements. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statement of Consolidated Operations in fiscal year 2004, the transition period and calendar years 2002 and 2001 were $36 million, $23 million, $28 million, and $25 million, respectively.

Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for these health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees retiring from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits.

The following information pertains to the Monsanto-sponsored postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care and life insurance. The cost components of these plans were:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001

Service Cost for Benefits Earned During the Year	$11	$7	$9	$8
Interest Cost on Benefit Obligation	21	13	19	18
Amortization of Unrecognized Net Gain	4	3	—	(1)

Total	$36	$23	$28	$25

MONSANTO COMPANY	2004 FORM 10-K

Monsanto determined postretirement costs using the preceding year-end rate assumptions. The following assumptions, calculated on a weighted-average basis, were used for the principal plans as of the periods indicated:

	As of Aug. 31,		As of Dec. 31,
	2004	2003	2002	2001

Discount Rate	5.80%	6.25%	6.75%	7.25%
Initial Trend Rate for Health Care Costs	8.00%	9.00%	10.00%	5.25%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%	5.25%

A 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5 percent for 2008 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on total of service and interest cost	$1	$(1)

Effect on postretirement benefit obligation	$7	$(7)

Monsanto uses a measurement date of August 31 for most of its other postretirement benefit plans. The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended	Eight Months	Year Ended
	Aug. 31,	Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2004	2003	2002

Change in Benefit Obligation:
Benefit obligation at beginning of period	$331	$292	$261
Service cost	11	7	9
Interest cost	21	13	19
Plan amendments	—	—	(10)
Actuarial loss	14	33	29
Plan participant contributions	1	1	1
Benefits paid(1)	(25)	(15)	(17)

Benefit Obligation at End of Period	$353	$331	$292

Unfunded Status	$353	$331	$292
Unrecognized Prior Service Cost	11	11	3
Unrecognized Subsequent Loss	(79)	(69)	(30)

Accrued Postretirement Liability	$285	$273	$265

(1)	Employer contributions and benefits paid under the other postretirement benefit plans include $25 million, $15 million and $17 million from employer assets in fiscal year 2004, the transition period and calendar year 2002, respectively.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, were as follows:

	As of Aug. 31,		As of Dec. 31,
	2004	2003	2002

Discount rate	5.8%	6.25%	6.75%

As of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, amounts recognized in the Statement of Consolidated Financial Position were as follows:

	As of Aug. 31,		As of Dec. 31,
	2004	2003	2002

Miscellaneous Accruals	$28	$25	$23
Postretirement Liabilities	257	248	242

An asset allocation for the company’s other postretirement benefit plans is not applicable as these plans are unfunded.

MONSANTO COMPANY	2004 FORM 10-K

Expected Cash Flows

Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2005 (expected)	$28
Expected Benefit Payments
2005	28
2006	27
2007	27
2008	27
2009	28
2010-2014	135

Expected contributions include other postretirement benefits of $28 million expected to be paid from employer assets in 2005. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

NOTE 16. EMPLOYEE SAVINGS PLANS

For some company employee savings and investment plans, employee contributions are matched in part by the company. Monsanto matches employee contributions to the U.S. tax-qualified savings and investment plan with shares that are released from the Monsanto ESOP component of the Monsanto Savings and Investment Plan (Monsanto SIP). As of Aug. 31, 2004, the Monsanto ESOP held 6.7 million shares of Monsanto common stock (allocated and unallocated).

In connection with the separation of Monsanto’s businesses from those of Pharmacia, and pursuant to the Employee Benefits and Compensation Allocation Agreement between Pharmacia and Monsanto dated Sept. 1, 2000, certain assets and liabilities of the Pharmacia Corporation Savings and Investment Plan (the Pharmacia SIP, formerly known as the Monsanto SIP) were transferred to the new Monsanto SIP as of July 1, 2001. Assets and liabilities of a trust (the Pharmacia ESOP Trust) established under the Pharmacia SIP were restructured and divided between the Pharmacia ESOP Trust and a trust established under the Monsanto SIP (the Monsanto ESOP Trust). In connection with this restructuring, the portion of guaranteed debt attributed to Monsanto was retired, and Monsanto loaned $42.8 million to the new Monsanto ESOP Trust. Certain costs associated with this debt restructuring were allocated to Monsanto, which resulted in a pretax expense of $4 million ($2 million aftertax) in calendar year 2001.

At its inception, the Pharmacia ESOP Trust acquired Pharmacia shares by using proceeds from the issuance of long-term notes and debentures guaranteed by Pharmacia and a loan from Pharmacia. Prior to the spinoff on Aug. 13, 2002, the Monsanto ESOP held Pharmacia shares. After the spinoff, the Pharmacia shares held were gradually converted to shares of Monsanto stock through open-market transactions and through the exchange of Pharmacia stock for Monsanto stock with certain Pharmacia employee benefit plans at market rates. Unallocated shares within the Monsanto ESOP are allocated each year to employee savings accounts as matching contributions. During fiscal year 2004, 1,142,853 Monsanto shares were allocated specifically to Monsanto participants, leaving 3.5 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2004.

Compensation expense is equal to the cost of the shares allocated to participants, less cash dividends paid on the shares held by the Monsanto ESOP. Dividends on the common stock owned by the Monsanto ESOP are used to repay the Monsanto ESOP borrowings, which were $19 million as of Aug. 31, 2004. Compensation expense for Monsanto employees included in the Statement of Consolidated Operations in fiscal year 2004, the transition period and calendar years 2002 and 2001 was $2 million, $1 million, $3 million and $3 million, respectively. The following information relates to the Monsanto ESOP from 2001 to Aug. 31, 2004 (including the portion of the Pharmacia ESOP attributable to Monsanto employees for the period Jan. 1 to June 30, 2001).

MONSANTO COMPANY	2004 FORM 10-K

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001

Total ESOP Expense	$3	$2	$5	$6
Interest Portion of Total ESOP Expense	1	1	2	3
Net Cash Contribution	5	3	5	6
Dividends Paid on ESOP Shares Held	4	2	4	2

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

The Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) was established in 2000 for directors who are not employees of Monsanto or its affiliates. In December 2003, the Director Plan was amended. Half of the annual retainer for each nonemployee director continues to automatically be paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted common stock, deferred common stock, current cash and/or deferred cash. A director may no longer elect to receive the remainder of the retainer in the form of nonqualified stock options. The amendment to the Director Plan also provides that a nonemployee director will receive a grant of 3,000 shares of restricted stock upon commencement of service as a member of Monsanto’s board of directors. Awards of deferred stock and restricted stock under the Director Plan are automatically granted under the LTIP as provided for in the Director Plan. The Director Plan is administered by a committee of company executives. Compensation expense recognized for the stock-based component of the Director Plan was $1.7 million and $561,000 for fiscal year 2004 and for the transition period, respectively. Compensation benefit recognized for the stock-based component of the Director Plan was $44,000 in calendar year 2002. Compensation expense recognized for the stock-based component of the Director Plan was $774,000 in calendar year 2001.

The LTIP also authorizes Monsanto to grant awards of restricted or unrestricted shares. In fiscal year 2004, 31,500 restricted shares were granted; 6 percent of those shares vest in calendar year 2006 and the remaining 94 percent in calendar year 2007. During the transition period, 25,000 restricted shares were granted; 8 percent of those shares vest in calendar year 2005 and the remaining 92 percent in calendar year 2006. In calendar year 2002, 147,000 restricted shares were granted; 15 percent vested in calendar year 2003, and the remaining 85 percent will vest in calendar year 2005. In calendar year 2001, 45,500 restricted shares were granted; they vest in increments: 5 percent vested in calendar year 2002, 51 percent vested in calendar year 2003, 36 percent will vest in calendar year 2004, 4 percent in calendar year 2005, and 4 percent in calendar year 2006. Compensation expense is based on the market price of Monsanto’s common stock at the grant date and is recognized over the vesting period. Compensation expense recognized for these restricted shares was $1.3 million for fiscal year 2004, $753,000 for the transition period, $920,000 for calendar year 2002, and $455,000 for calendar year 2001.

In connection with the IPO on Oct. 23, 2000, Monsanto issued a one-time founder’s grant of stock options to all eligible employees under the LTIP and the Broad-Based Plan. Approximately 22 million options were granted on that date, each with an exercise price of $20 per share. They vested in increments of 50 percent in March 2002 and 50 percent in March 2003. Additional grants were made to eligible new hires between Oct. 18, 2000, and Dec. 31, 2002, for option grants under the LTIP on a monthly basis, and to new hires eligible for option grants under the Broad-Based Plan on a quarterly basis, with an exercise price equal to the fair market value of Monsanto common stock on the grant date. These options vested in increments of 50 percent on the one-year anniversary of the grant date and 50 percent in 2003, except for options granted in

MONSANTO COMPANY	2004 FORM 10-K

2002, which vested 100 percent in 2003, but in no event less than one year from the grant date. The maximum term is 10 years.

On April 25, 2003, Monsanto issued another grant of stock options to all eligible employees under the LTIP and Broad-Based Plan. Approximately 8 million options were granted on that date, at an exercise price of $16.145 per share. These options vest in annual increments of one-third. Additional option grants under the LTIP were made in 2003 to new eligible management employees on a monthly basis, and to new eligible non-management employees on a semi-annual basis, with an exercise price equal to the fair market value of Monsanto common stock on the grant date. On Feb. 27, 2004, Monsanto issued a grant of stock options to eligible management employees under the LTIP and the Broad-Based Plan. Approximately 2.5 million options were granted at an exercise price of $32.192 per share. These options also vest in annual increments of one-third. Additional option grants under the LTIP were made between Feb. 27, 2004, and Aug. 31, 2004, to new eligible management employees on a monthly basis, with an exercise price equal to the fair market value of Monsanto common stock on the grant date. On Aug. 31, 2004, Monsanto issued a stock option grant to eligible non-management employees under the LTIP. Approximately 1 million options were granted on that date, with an exercise price of $36.660 per share. These options vest on Aug. 31, 2005.

Prior to the IPO, Monsanto employees participated in Pharmacia incentive plans. Any related outstanding options held by Monsanto employees will be exercised, canceled, or forfeited under the provisions of the Pharmacia plans. A summary of the status of the Monsanto plans for the periods from Jan. 1, 2001, through Aug. 31, 2004, follows:

			Outstanding
			Weighted-Average
	Shares		Exercise Price

Balance Outstanding Jan. 1, 2001	22,292,699		$20.08
Granted	1,614,626		33.96
Exercised	(23,908	)(2)	20.00
Forfeited	(1,312,740)		20.15

Balance Outstanding Dec. 31, 2001(1)	22,570,677		20.98
Granted	409,120		23.57
Exercised	(3,153,400)		20.04
Forfeited	(278,874)		24.12

Balance Outstanding Dec. 31, 2002(1)	19,547,523		21.24
Granted	8,748,591		16.54
Exercised	(1,378,060)		19.97
Forfeited	(475,752)		19.99

Balance Outstanding Aug. 31, 2003(1)	26,442,302		19.78
Granted	3,685,130		33.16
Exercised	(9,919,328)		19.89
Forfeited	(868,009)		20.06

Balance Outstanding Aug. 31, 2004	19,340,095		$22.28

(1) The number of options exercisable and the weighted-average exercise price thereof were 17,379,852 and $21.35 as of Aug. 31, 2003; 9,256,582 and $21.31 as of Dec. 31, 2002; and 22,819,158 and $20.99 as of Dec. 31, 2001. The following table contains corresponding information for Aug. 31, 2004.

(2) In accordance with the provisions of the plans, shares exercised related to those of former employees who were separated.

Monsanto stock options outstanding as of Aug. 31, 2004, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
		Contractual Life	Exercise Price		Exercise Price
	Shares	(Years)	per Share	Shares	per Share

$14.66 - $20.00	13,670,311	7.33	$18.21	8,987,982	$19.23
$20.01 - $30.00	917,782	8.14	$23.33	434,750	$24.24
$30.01 - $37.61	4,752,002	8.86	$33.78	1,315,032	$34.12

	19,340,095			10,737,764	$21.25

As permitted by SFAS 123 and SFAS 148, the company has elected to follow APB Opinion No. 25 for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto or Pharmacia option plans in which Monsanto employees participate. Note 2 — Significant

MONSANTO COMPANY	2004 FORM 10-K

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

In computing the pro forma compensation expense (see Note 2), Monsanto used the Black-Scholes option-pricing model to estimate the fair value of each option on the date it was granted. The weighted-average fair value of options granted to Monsanto employees during fiscal year 2004, the transition period, calendar year 2002 and calendar year 2001 was $5.97, $5.45, $9.53 and $8.46, respectively, per Monsanto stock option. The following weighted-average assumptions were used for grants:

	2004	2003	2002	2001

Expected Dividend Yield	1.76%	2.28%	1.88%	1.46%
Expected Volatility	31.45%	40.4%	44.6%	45.3%
Risk-Free Interest Rates	2.50%	2.4%	3.8%	4.4%
Expected Option Life (in years)	4.0	4.0	3.5	3.5

Certain Monsanto employees received stock appreciation rights as part of Monsanto’s and Pharmacia’s stock compensation plans. These rights entitle those employees to receive a cash amount determined by the appreciation in the fair market value of the company’s common stock between the date of the award and the date of exercise. Upon the merger of Pharmacia & Upjohn Inc. with the former Monsanto Company on March 31, 2000, the rights from the Pharmacia plan vested. Compensation expense for the stock appreciation rights was $683,000 and $537,000 for fiscal year 2004 and for the transition period, respectively. The company recognized net compensation benefit associated with these rights of $415,000 in calendar year 2002 and $4 million in calendar year 2001.

In February 2004, the Company granted executives 54,730 restricted stock units under the LTIP. The restricted stock units represent the right to receive a number of shares of restricted stock dependent upon vesting requirements. Vesting is subject to Monsanto’s attainment of specified performance criteria during the designated performance period (Sept. 1, 2003, to Aug. 31, 2005) and the executives’ continued employment during the designated service period (Sept. 1, 2003, to Aug. 31, 2006). All units will be forfeited if Monsanto does not meet the specified performance criteria, and all or a portion of the units may be forfeited if employment of the Monsanto employee is terminated before the end of the vesting period. The grantees may elect to defer the award of the vested restricted stock. Compensation expense is based on the market price of Monsanto common stock and is recognized over the vesting period. Monsanto recognized compensation expense for the restricted stock units of $400,000 in fiscal year 2004.

In 2000, four executives signed Phantom Share Agreements. These agreements provided each executive with a number of phantom shares of common stock equal to the cash severance and value of benefits continuation they would have received under a prior change-of-control agreement with Pharmacia, divided by the IPO offering price. The phantom shares, which gave the holders the opportunity to earn a cash award equal to the fair value of the company’s common stock upon the attainment of a certain performance goal, vested on Oct. 1, 2002. In calendar year 2002, 825,796 phantom shares were settled for cash payments of $13 million. Monsanto recognized $4 million in compensation benefit in calendar year 2002 and $14 million in compensation expense in calendar year 2001 related to the phantom shares. Compensation expense was based on the market price of Monsanto’s common stock and recognized over the 24-month vesting period.

NOTE 18. CAPITAL STOCK

Monsanto is authorized to issue 1.5 billion shares of common stock, $0.01 par value, and 20 million shares of undesignated preferred stock, $0.01 par value. The board of directors has the authority, without action by the shareowners, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the company’s common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of common stock until the board of directors determines the specific rights of the holders of preferred stock.

MONSANTO COMPANY	2004 FORM 10-K

The authorization of undesignated preferred stock makes it possible for Monsanto’s board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. These and other provisions may deter hostile takeovers or delay attempts to change management control.

There were no shares of preferred stock outstanding as of Aug. 31, 2004. As of that date, 264.4 million shares of common stock were outstanding, and 42 million shares of common stock were reserved for employee and director stock options.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. As of Aug. 31, 2004, the company purchased 8.3 million shares for $266 million. No shares had been repurchased as of Aug. 31, 2003.

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

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Accumulated foreign currency translations	$(824)	$(882)	$(987)	$(714)
Net unrealized gains on investments, net of taxes	9	10	4	15
Net accumulated derivative loss, net of taxes	(18)	(14)	(8)	(8)
Minimum pension liability, net of taxes	(299)	(282)	(211)	(9)

Accumulated Other Comprehensive Loss	$(1,132)	$(1,168)	$(1,202)	$(716)

NOTE 20. EARNINGS (LOSS) PER SHARE

Basic earnings per share (EPS) for fiscal year 2004, the transition period, calendar year 2002, and calendar year 2001 were computed using the weighted-average number of common shares outstanding during the period (264.4 million shares, 261.7 million shares, 260.7 million shares, and 258.1 million shares, respectively). The diluted EPS computations took into account the effect of dilutive potential common shares, calculated to be 4.8 million shares, 0.4 million shares, 1.9 million shares and 5.5 million shares in fiscal year 2004, the transition period, calendar year 2002 and calendar year 2001, respectively. Potential common shares consist of stock options calculated using the treasury stock method and are excluded if their effect is antidilutive. These dilutive potential common shares consisted of 19.1 million, 5.6 million, 17.5 million and 21.6 million outstanding stock options in fiscal year 2004, the transition period, calendar year 2002 and calendar year 2001, respectively. In fiscal year 2004, the transition period, calendar year 2002 and calendar year 2001, 3 million, 19 million, 2 million and 1 million outstanding stock options, respectively, were excluded from the computation because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 21. SUPPLEMENTAL CASH FLOW INFORMATION

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes during fiscal year 2004, the transition period, and calendar year 2002 were as follows:

	Year Ended	Eight Months	Year Ended
	Aug. 31,	Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2004	2003	2002
Interest	$84	$73	$81
Taxes	65	70	75

MONSANTO COMPANY	2004 FORM 10-K

Noncash transactions with Pharmacia included approximately $(80) million in calendar year 2002. See the Statement of Consolidated Shareowners’ Equity for further details.

In connection with the acquisition of biotechnology intellectual property assets from Ceres, Monsanto recorded intangible assets and the related obligations, in excess of amounts paid, of $35 million in noncash transactions in the second quarter of 2002. See Note 9 — Goodwill and Other Intangible Assets — for further details. Payments on the related obligation will be included in vendor financing payments as they are made.

NOTE 22. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s current estimates of future payments under contracts.

	Payments Due by Fiscal Year Ending Aug. 31,
							2010 and
(Dollars in millions)	Total	2005	2006	2007	2008	2009	beyond

Long-Term Debt	$1,075	$—	$23	$4	$250	$1	$797
Interest Payments Relating to Long-term Debt(1)	525	73	70	71	72	61	178
Operating Lease Obligations	50	19	11	6	4	3	7
Purchase Obligations:
Uncompleted additions to property	24	24	—	—	—	—	—
Commitments to purchase inventories	424	286	45	31	28	19	15
Commitment to purchase breeding research	363	45	52	45	45	45	131
R&D alliances and joint venture obligations	195	61	55	48	31	—	—
Other purchase obligations	256	54	59	55	30	11	47
Other Liabilities Reflected on the Balance Sheet:
Payments on other financing	19	7	7	5	—	—	—

Total Contractual Obligations	$2,931	$569	$322	$265	$460	$140	$1,175

(1) The total interest payments include approximately $47 million estimated for payments associated with variable interest rates on the 4% Senior Notes.

Rent expense was $78 million for fiscal year 2004, $53 million for the transition period, $87 million for calendar year 2002, and $99 million for calendar year 2001.

Guarantees: FIN 45, issued in November 2002, elaborates on the disclosures a guarantor must make in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002.

Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil and Europe. Terms of the guarantees are equivalent to terms of the bank loans, generally six months. When a customer fails to pay an obligation that is due, Monsanto incurs a liability to make these payments. As of Aug. 31, 2004, the maximum potential amounts of future payments under these guarantees were approximately $41 million in Brazil and $7 million in Europe. Based on the company’s current assessment of credit exposure, Monsanto has recorded a liability of less than $1 million related to these guarantees. Monsanto’s recourse under these guarantees is limited to the customer, and it is not currently estimable.

Monsanto provides guarantees on behalf of certain suppliers. As of Aug. 31, 2004, a guarantee is outstanding to a bank that financed construction of a supplier’s plant. This guarantee was established prior to calendar year 2003. This plant supplies certain raw materials to a Monsanto facility in Brazil. The term of this guarantee is equivalent to the term of the financing agreements, which are scheduled to be paid during calendar year 2008. If the supplier fails to pay the obligations when due, Monsanto would incur a liability to make these payments. As of Aug. 31, 2004, the maximum potential amount of future payments under this guarantee is approximately $9 million with respect to principal, plus additional amounts with respect to interest and related expenses. Monsanto believes that it is not likely to incur a loss under this guarantee, and it has therefore not recorded any liability related to its obligation under this guarantee. If Monsanto were to incur a loss under this guarantee, Monsanto would have recourse against the supplier and the shareowners of the supplier’s parent company pursuant to an agreement entered into by the parties.

Monsanto guarantees minimum revenues for certain community programs that promote civic progress. If the programs do not earn a specified minimum level of revenue, Monsanto would incur a liability to perform under this guarantee. The maximum

MONSANTO COMPANY	2004 FORM 10-K

aggregate potential amount of future payments under these guarantees is approximately $5 million. These guarantees were established prior to calendar year 2003 and will expire from calendar year 2004 through calendar year 2010. As of Aug. 31, 2004, based on current levels of revenue earned by these programs, Monsanto has not recorded any liability related to these guarantees. Monsanto has no recourse under these guarantees.

Monsanto provides guarantees to certain banks that make loans to joint ventures in which Monsanto is a partner. Terms of the guarantees vary, but in every case Monsanto is liable for 50 percent of the joint venture’s obligations. When a joint venture fails to pay an obligation that is due, Monsanto incurs a liability to make the payment. As of Aug. 31, 2004, the maximum potential amount of future payments under these guarantees was approximately $1 million. Monsanto also guarantees 50 percent of the noncancelable lease obligation of a joint venture. The maximum potential amount of future payments under this guarantee was approximately $2 million. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of less than $1 million related to these guarantees.

Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Where appropriate, an obligation for such guarantees would be recorded as a liability; no such liabilities were recorded as of Aug. 31, 2004. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

Monsanto warrants the performance of certain products through standard product warranties and specific performance warranties. In addition, Monsanto provides extensive marketing programs to increase sales and enhance customer satisfaction. These programs may include performance warranty features, and indemnification for risks not related to performance, both of which are provided to qualifying customers on a contractual basis. The cost of payments for claims based on performance warranties has been, and is expected to continue to be, insignificant. It is not possible to predict the maximum potential amount of future payments for indemnification for losses that are not related to the performance of our products (for example, replanting due to extreme weather conditions), because it is not possible to predict whether the specified contingencies will occur and if so, at what amount.

In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities arising before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments adequate to allow the recipient to receive an amount equal to the sum it would have received had no such withholding been made. Provisions like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements, and other licenses. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, at what amounts. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of less than $1 million related to these indemnifications.

Monsanto provides a guarantee to a specialty finance company for certain customer loans. See Note 7 — Customer Financing Program — for additional information.

Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation and Indemnification” section of this note.

MONSANTO COMPANY	2004 FORM 10-K

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2004, Aug. 31, 2003, and Dec. 31, 2002, by significant customer concentrations:

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002
U.S. Agricultural Product Distributors	$709	$1,207	$811
European Agricultural Product Distributors	363	360	274
Argentina(1)	182	299	416
Brazil(1)	281	293	226
Mexico(1)	73	73	67
Asia-Pacific(1)	89	86	88
Canada(1)	115	102	18
Other	122	130	99

Gross Trade Receivables	1,934	2,550	1,999
Less: Allowance for Doubtful Accounts	(250)	(254)	(247)

Net Trade Receivables	$1,684	$2,296	$1,752

(1)	Represents customer receivables within the specified geography.

In fiscal year 2004, trade receivables decreased primarily because of improvements in U.S. collections as more customers prepaid or chose not to take advantage of extended terms in fiscal 2004, which was partially attributable to a stronger agriculture economy. For further details on the allowance for doubtful trade receivables, see Note 6 — Trade Receivables. The company’s receivables focus continues to be on the key agricultural markets of Argentina and Brazil. Net trade receivables in Argentina and Brazil were as follows:

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002
Argentina	$117	$229	$332
Brazil	228	256	196

As a result of the economic crisis and related reforms in Argentina throughout 2002 and the devaluation of the Argentine peso, Monsanto established an allowance of $154 million pretax in the second quarter of calendar year 2002 for estimated uncollectible receivables in Argentina. As of Aug. 31, 2004, the related receivables were fully written off. In fiscal year 2004, the allowance for doubtful trade receivables was increased by $45 million for potential uncollectible Argentine accounts receivable as the redesign of the Argentine business model, coupled with the continued economic and business challenges, led to increased credit exposure. Although the company cannot determine how government actions and economic conditions in Argentina will affect the value of net receivables outstanding, the company continues to pursue customer collections aggressively to minimize exposure. Management’s current assessment of the situation is that the allowance balance for Argentine receivables is adequate.

Remediation Obligations: Monsanto’s Statement of Consolidated Financial Position includes accrued liabilities of $22 million as of Aug. 31, 2004, $15 million as of Aug. 31, 2003, and $12 million as of Dec. 31, 2002, for the remediation of existing and former manufacturing facilities and certain off-site disposal and formulation facilities. There is currently no material range of loss in excess of the amount recorded for these sites. It is possible that new information about the sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto, or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses are affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other potentially responsible parties. Monsanto does not expect the resolution of such uncertainties to have a material adverse effect on its financial position, profitability, or liquidity.

Litigation and Indemnification: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia’s name and for which Monsanto assumed responsibility under the Separation Agreement. Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Although the results of litigation cannot be predicted with certainty, it is management’s belief that the final outcome of the lawsuits that Monsanto is defending or prosecuting (excluding litigation relating to Solutia), will not have a material adverse effect on Monsanto’s financial position, profitability and/or liquidity.

MONSANTO COMPANY	2004 FORM 10-K

Solutia Inc.: Pursuant to the Separation Agreement, Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities remain the present responsibility of Pharmacia and are referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including some or all of Solutia’s Assumed Liabilities. Solutia may retain responsibility for all or a portion of Solutia’s Assumed Liabilities. However, if Solutia is discharged from all or a portion of Solutia’s Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Monsanto is participating in the Chapter 11 proceeding as a creditor of Solutia and will act as appropriate to protect Monsanto’s interests and the interests of its shareowners. Pharmacia or Monsanto may have defenses to payment obligations for some or all of Solutia’s Assumed Liabilities, and Monsanto has legal claims against Solutia. However, it is unclear what effect the Chapter 11 proceeding will have on Monsanto’s ability to recover on those claims.

On April 20, 2004, Solutia filed a complaint for declaratory judgment against Pharmacia and Monsanto that, among other things: (a) any and all rights that Pharmacia and Monsanto have against Solutia for indemnification pursuant to the Distribution Agreement are “claims” that arose before Solutia filed its bankruptcy petition and may be discharged in the Chapter 11 proceeding; and (b) the Distribution Agreement has been fully performed. On May 7, 2004, the Official Committee of Retirees filed a complaint for declaratory judgment against Solutia, Pharmacia and Monsanto that Pharmacia and Monsanto share responsibility for providing certain benefits to certain retirees and must pay certain benefits to certain retirees if Solutia reduces or terminates retiree benefits. The Official Committee of Retirees also seeks to have the Bankruptcy Court declare all claims held by Pharmacia and Monsanto subordinate to the retiree claims. Monsanto believes it has meritorious defenses to assert in each of these matters; however, it has not filed any response or asserted counterclaims because all parties have agreed to a limited stay of all litigation. Given the uncertain nature of litigation, Monsanto cannot reasonably predict the outcome of either proceeding.

The Bankruptcy Court has established Nov. 30, 2004, as the date by which all claims against Solutia in the Chapter 11 proceeding must be asserted. However, due to the complexity of Monsanto’s claims, Monsanto may be permitted to amend its claim after this date.

Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia’s Assumed Liabilities. These obligations relate primarily to third-party tort litigation and environmental matters and are described below. For fiscal year 2004, Monsanto recorded $58 million in other expense — net in the Statement of Consolidated Operations for the advancement of funds to pay for Solutia’s Assumed Liabilities, in light of Solutia’s refusal to pay for those liabilities during and prior to its bankruptcy, and for legal and other costs related to the Chapter 11 proceeding. Monsanto expects to pursue recovery of its costs for Solutia’s Assumed Liabilities from Solutia in the bankruptcy proceedings. However, neither the extent of Monsanto’s ability to recover such costs, nor the potential future costs to Monsanto for advancement of funds and legal and other costs to protect its interests, can be reasonably estimated at this time.

Litigation Obligations: On Feb. 17, 2004, Solutia notified Pharmacia and Monsanto that it was disclaiming its obligation to defend and indemnify Pharmacia and Monsanto for litigation matters that it had been managing under the Distribution Agreement, and that it would not accept the defense of new cases relating to Solutia’s Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia’s and our interests until that issue is resolved, pursuant to our obligation to indemnify Pharmacia under the Separation Agreement, Monsanto has on an interim basis assumed the management and defense of such litigation. If additional such cases arise in the future, Monsanto may also assume their management in order to mitigate damages and protect Pharmacia and Monsanto. In addition, Monsanto may settle litigation related to Solutia’s Assumed Liabilities and pay judgments entered with respect to Solutia’s Assumed Liabilities if Solutia refuses to do so.

Solutia’s Assumed Liabilities include certain liabilities related to polychlorinated biphenyls (PCBs). In September 2003, the state and federal courts approved a global settlement of certain PCB litigation: Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama); and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). Monsanto, Solutia and Pharmacia

MONSANTO COMPANY	2004 FORM 10-K

are each responsible for paying the full amount of the settlement. However, they agreed among themselves that Solutia would pay $50 million of the settlement amount over the next 11 years or more; the first installment of approximately $5 million was paid by Solutia in August 2004. If Solutia is discharged from this obligation in the Chapter 11 proceeding, Monsanto may be required to pay, or to indemnify Pharmacia for, this amount.

Monsanto provided $150 million to the settlement fund during August 2003 and $400 million during September 2003 and expected to be partially reimbursed by commercial insurance. Subsequently, Monsanto and the insurer responsible for approximately $140 million of this reimbursement resolved a dispute regarding the amount due, and Monsanto received $72 million net in August 2004. The insurer agreed to pay the remainder in quarterly installments over three calendar years beginning March 2005. Miscellaneous receivables of $80 million remain recorded as of Aug. 31, 2004, for the anticipated insurance reimbursement ($15 million was recorded in miscellaneous receivables and $65 million was recorded in other assets).

In connection with the global settlement of the Abernathy and Tolbert cases, Solutia also agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share. Solutia did not execute a final warrant agreement or issue or deliver the warrants prior to the Chapter 11 filing. Monsanto has not recorded the warrants in its financial statements because they were not received. Monsanto will make a claim for its unreimbursed settlement contribution in the course of the Chapter 11 proceeding but expects that Solutia’s obligation to issue the warrants will be discharged.

In 2002, in connection with litigation that Solutia was defending in Pennsylvania state court, Monsanto posted a $71 million appeal bond on Solutia’s behalf pursuant to its indemnification obligation to Pharmacia under the Separation Agreement and an agreement with Pharmacia and Solutia. Solutia provided a $20 million bank letter of credit to secure a portion of Monsanto’s obligations in connection with the appeal bond. Although this letter of credit remains available to Monsanto, Solutia has discontinued the payment of bank fees associated with maintaining the letter of credit. Monsanto is paying these fees and will make a claim for recovery of such fees against Solutia in the course of the Chapter 11 proceeding.

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

Solutia also filed on Feb. 27, 2004, a motion for summary judgment seeking a declaration from the Bankruptcy Court that the bankruptcy automatic stay precluded the U.S. Environmental Protection Agency (EPA) from taking efforts to enforce a Partial Consent Decree issued by the U.S. District Court for the Northern District of Alabama. In light of Solutia’s failure to perform under the Partial Consent Decree, the EPA had previously filed actions and pleadings in the District Court asserting that Solutia’s bankruptcy filing does not eliminate Solutia’s obligation to perform certain environmental activities. The Bankruptcy Court denied Solutia’s summary judgment motion and directed that the District Court determine Solutia’s performance obligations under the Partial Consent Decree. The District Court then entered an order that the automatic stay provisions of the Bankruptcy Code do not apply to Solutia’s obligations under the Partial Consent Decree. Solutia subsequently filed a motion to reconsider, modify, or clarify this order, which was denied by the District Court, and has continued to selectively perform its environmental obligations.

Based on Solutia’s failure to perform these environmental obligations, on March 25, 2004, Monsanto entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Sauget, Illinois, and Anniston, Alabama sites under existing orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remedial work until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked. Monsanto will assert claims and seek payment from Solutia for all the costs incurred in performing under this agreement. Through Aug. 31, 2004, the balance of Monsanto’s accrual for remediation costs was $6.3 million.

Monsanto believes that Solutia remains obligated to continue to meet its environmental obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia’s and its interests until that issue is resolved, pursuant to its contractual obligation to indemnify Pharmacia under the Separation Agreement, Monsanto has on an interim basis stepped in as Pharmacia’s representative and funded some of Solutia’s environmental obligations at

MONSANTO COMPANY	2004 FORM 10-K

sites in addition to Sauget, Illinois, and Anniston, Alabama. Monsanto may continue to fund Solutia’s environmental obligations at these other sites in order to mitigate damages and to protect Pharmacia and Monsanto.

Effect on Monsanto: It is reasonably possible that Monsanto’s obligation under the Separation Agreement to indemnify Pharmacia for Solutia’s Assumed Liabilities will result in a material adverse effect on Monsanto’s financial position, profitability and/or liquidity. However, because of the many uncertainties relating to any resolution of Solutia’s Chapter 11 proceeding, including the potential allocation of responsibility for and the ultimate resolution of Solutia’s Assumed Liabilities, at this time Monsanto is unable to reasonably estimate the amount or range of any potential future liability or expense to the company.

Other Solutia-related matters: Monsanto is a party to an agreement with Solutia for the supply of formalin, a raw material used in the production of glyphosate. Pursuant to a September 2003 amendment to that agreement, Monsanto made a $25 million prepayment to Solutia for formalin in consideration for a reduction in the duration of Monsanto’s obligation under the agreement. Solutia delivered $20 million of product relating to this prepaid amount and issued Monsanto a $5 million credit for the remaining balance, which was applied to lease and operating payments Monsanto owed to Solutia. At this time, Solutia has indicated that it will continue to perform its obligations under the formalin supply contract.

MONSANTO COMPANY	2004 FORM 10-K

NOTE 23. SEGMENT AND GEOGRAPHIC DATA

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden products, and environmental technologies businesses. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal 2004. Segment data is presented in the table that follows.

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001

Net Sales(1)
Corn seed and traits	$1,124	$581	$718	$669
Soybean seed and traits	680	258	554	646
All other crops seeds and traits	473	318	291	370

Total Seeds and Genomics	$2,277	$1,157	$1,563	$1,685

Roundup and other glyphosate-based herbicides	1,970	1,319	1,844	2,422
All other agricultural productivity products	1,210	889	1,244	1,333

Total Agricultural Productivity	$3,180	$2,208	$3,088	$3,755

Total	$5,457	$3,365	$4,651	$5,440

EBIT (2)
Seeds and Genomics	$210	$38	$(86)	$(209)
Agricultural Productivity	259	(10)	366	772

Total	$469	$28	$280	$563

Depreciation and Amortization Expense
Seeds and Genomics (3)	$264	$146	$223	$328
Agricultural Productivity	188	156	237	226

Total	$452	$302	$460	$554

Restructuring and Other Special Items
Seeds and Genomics	$40	$(2)	$72	$76
Agricultural Productivity	72	(6)	52	137

Total	$112	$(8)	$124	$213

Equity Affiliate Expense
Seeds and Genomics	$(36)	$(26)	$(43)	$(41)
Agricultural Productivity	—	—	—	—

Total	$(36)	$(26)	$(43)	$(41)

Total Assets
Seeds and Genomics	$4,121	$4,409	$4,644	$5,944
Agricultural Productivity	5,043	5,127	4,305	5,510

Total	$9,164	$9,536	$8,949	$11,454

Property, Plant and Equipment Purchases
Seeds and Genomics	$127	$77	$89	$103
Agricultural Productivity	83	37	135	279

Total	$210	$114	$224	$382

Investment in Equity Affiliates
Seeds and Genomics	$42	$40	$37	$49
Agricultural Productivity	3	2	1	1

Total	$45	$42	$38	$50

(1)	Represents net sales from continuing operations. As discussed in Note 2 — Significant Accounting Policies — Monsanto changed its marketing approach for certain trait fees, which resulted in certain trait revenue being recognized earlier — in the second half of calendar year 2001 rather than in the first half of calendar year 2002.

(2)	Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes; see the following table for reconciliation.

(3)	Does not include the $69 million adjustment of goodwill in fiscal year 2004.

MONSANTO COMPANY	2004 FORM 10-K
A reconciliation of earnings from continuing operations before cumulative effect of accounting change, interest and income taxes (EBIT) to net income (loss) for each year follows:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
EBIT	$469	$28	$280	$563
Interest Expense — Net	(67)	(46)	(59)	(73)
Income Tax (Provision) Benefit	(131)	20	(80)	(169)
Income from Continuing Operations	271	2	141	321
Discontinued Operations:
Loss from operations of discontinued businesses	(13)	(20)	(18)	(31)
Income tax benefit	(9)	(7)	(6)	(5)

Loss on Discontinued Businesses	(4)	(13)	(12)	(26)
Income (Loss) Before Cumulative Effect of Accounting Change	267	(11)	129	295
Cumulative Effect of a Change in Accounting Principle, Net of Tax	—	(12)	(1,822)	—

Net Income (Loss)	$267	$23	$(1,693)	$295

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

	Net Sales to Unaffiliated Customers Excluding Inter-area Sales				Long-Lived Assets

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,		As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002	2001	2004	2003	2002	2001
United States	$2,951	$1,975	$2,986	$3,358	$2,637	$2,896	$2,965	$4,853
Latin America	1,085	554	571	923	648	628	572	880
Europe-Africa	777	490	597	604	321	413	417	597
Asia-Pacific	380	162	316	370	107	118	112	128
Canada	264	184	181	185	45	43	34	37

Total	$5,457	$3,365	$4,651	$5,440	$3,758	$4,098	$4,100	$6,495

MONSANTO COMPANY	2004 FORM 10-K

NOTE 24. OTHER EXPENSE — NET

During the transition period, Monsanto recorded $396 million for the Solutia PCB litigation settlement in other expense listed separately in the Statement of Consolidated Operations. Further description of the Solutia PCB litigation settlement is provided in this note. The significant components of other expense (income) were:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Solutia’s Assumed Liabilities and Bankruptcy-Related Legal and Other Expenses	$58	$—	$—	$—
Equity Affiliate Expense — Net (see Note 25)	36	26	43	41
Foreign-Currency Transaction Losses — Net	34	20	36	32
Banking and Other Related Fees	12	11	10	8
Minority Interest Expense	9	2	4	3
Hedging Losses	7	—	—	—
Gains Realized Upon Sale of Equity Securities	(9)	—	(12)	(8)
Gain on Sale of Businesses and Assets	(2)	(1)	(24)	—
Litigation Matters — Net	—	—	17	60
Deferred Payout Provision Related to Past Business Divestiture	—	—	—	(8)
Impairments of Equity Investments and Securities	—	—	—	8
Early Extinguishment of Debt	—	—	—	4
Other Miscellaneous Expense (Income)	7	9	(16)	(13)

Other Expense — Net	$152	$67	$58	$127

See Note 22 — Commitments and Contingencies — for further discussion of Solutia’s Assumed Liabilities. Other miscellaneous expense for fiscal year 2004 and the transition period comprises numerous items that are less than $5 million individually.

Charges for litigation matters in calendar year 2002 related primarily to an agreement among Monsanto and certain of its subsidiaries, DuPont, and DuPont’s Pioneer subsidiary. Under the agreement, the parties agreed to resolve a number of business and patent disputes among themselves. The agreement also included new royalty and business arrangements, including the granting of technology licenses.

Litigation matters recognized in calendar year 2001 included charges of $82 million and a gain of $22 million related to the three matters discussed below.

•	In November 2001, a federal appeals court upheld a 1999 judgment against DEKALB Genetics (now a wholly owned subsidiary of Monsanto) in a licensing dispute brought by Aventis CropScience S.A. (now Bayer CropScience). As a result, a reserve of $50 million for punitive damages was recorded in other expense in 2001. The reserve was included in miscellaneous short-term accruals in the Statement of Consolidated Financial Position as of Dec. 31, 2001, and it was paid during calendar year 2002.

•	In January 2002, Monsanto and Central Garden and Pet (Central Garden) announced the settlement of all litigation related to Central Garden’s distributorship of lawn-and-garden products during the 1990s for a divested business of the former Monsanto. As a result, the company recorded a net pretax charge of $32 million in other expense in calendar year 2001, Central Garden paid Monsanto $5.5 million for products shipped to Central Garden under the distribution agreement, and Central Garden’s Pennington subsidiary also agreed to purchase $2 million of Monsanto’s glyphosate material under an existing supply agreement with Monsanto.

•	In October 2001, Monsanto and DuPont announced the resolution of issues related to Monsanto’s MON810 YieldGard insect-protected corn trait used in corn hybrids sold by Pioneer. The resolution includes the dismissal of several lawsuits regarding the development, licensing and sale of MON810 YieldGard products. Under this agreement, Pioneer will continue to sell MON810 YieldGard insect-protected corn hybrids under a royalty-bearing license from Monsanto. In addition, Monsanto received a one-time fee of approximately $56 million. The major components of this fee relate to Pioneer’s past use of Monsanto’s MON810 YieldGard product and to royalties

MONSANTO COMPANY	2004 FORM 10-K

related to Pioneer’s sales of MON810 YieldGard products during calendar year 2001. The portion of the fee related to Pioneer’s past use of the product and to the settlement of other issues ($22 million) was recorded as other income. The royalties related to MON810 YieldGard products sold during calendar year 2001 were recorded as trait revenues in the fourth quarter of calendar year 2001.

PCB Litigation Settlement: As discussed in Note 22 — Commitments and Contingencies — Monsanto participated in a global settlement, which included Solutia and Pharmacia, relating to certain Solutia PCB litigation in Alabama. As a result, Monsanto recorded a pretax charge of $396 million ($252 million aftertax, reflecting a tax benefit of $144 million) in August 2003. The net charge of $396 million includes $1 million of related legal expenses. Monsanto paid $150 million of its share of the $550 million cash settlement in August 2003, and the remaining $400 million was paid in September 2003. Receivables of $155 million were recorded as of Aug. 31, 2003, for the insurance proceeds; however, this amount was adjusted by $5 million in fiscal year 2004 to reflect the discounted effect of the delay in receipt of the reimbursement (approximately $2 million was accreted in fiscal 2004). As of Aug. 31, 2004, Monsanto had received net insurance proceeds of $72 million.

NOTE 25. EQUITY AFFILIATES

Equity affiliate expense includes investments in a number of affiliates that are accounted for using the equity method. Equity affiliate expense from Renessen LLC, a 50-50 owned and funded joint venture by Monsanto and Cargill, was $36 million in fiscal year 2004, $26 million in the transition period, $41 million in calendar year 2002, and $41 million in calendar year 2001, and represented substantially all of equity affiliate expense. Summarized financial information related to Renessen LLC is as follows:

	As of Aug. 31,		As of Dec. 31,
(Dollars in millions)	2004	2003	2002
Current Assets	$13	$3	$6
Noncurrent Assets	3	3	3
Current Liabilities	12	13	13
Noncurrent Liabilities	2	1	1

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Net Sales	$8	$6	$2	$1
Gross Margin	1	—	(1)	—
Research and Development Expenses	54	40	61	64
Net Loss	(71)	(53)	(82)	(82)

During fiscal year 2004, the transition period, and calendar years 2002 and 2001, Monsanto performed services which were fair valued at $45 million, $33 million, $47 million and $49 million, respectively, of R&D for Renessen LLC, which was recovered at cost.

NOTE 26. ADVERTISING COSTS

Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative expenses as they were incurred, or expensed ratably during the year in relation to revenues or certain other performance measures. Advertising costs were $65 million for fiscal year 2004, $37 million for the transition period, $69 million for calendar year 2002, and $95 million for calendar year 2001.

NOTE 27. DISCONTINUED OPERATIONS

As discussed earlier in Note 5 — Restructuring, on Oct. 15, 2003, Monsanto announced plans to (1) exit the European breeding and seed business for wheat and barley and (2) discontinue the plant-made pharmaceuticals program. As a result, under SFAS 144, these businesses have been presented as discontinued operations. Accordingly, for the year ended Aug. 31, 2004, for the transition period, and for calendar years 2002 and 2001, the Statement of Consolidated Operations has been

MONSANTO COMPANY	2004 FORM 10-K

conformed to this presentation. As of Aug. 31, 2004, the remaining assets and liabilities of these businesses were less than $1 million, and thus there was no impact on the Statement of Consolidated Financial Position. These businesses were previously reported as part of the Seeds and Genomics segment.

The following amounts related to the European breeding and seed business for wheat and barley and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

	Year Ended Aug. 31,	Eight Months Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions)	2004	2003	2002	2001
Net sales	$21	$8	$22	$22
Loss from operations of discontinued businesses	(13)	(20)	(18)	(31)
Income tax benefit	(9)	(7)	(6)	(5)

Net loss on discontinued operations	(4)	(13)	(12)	(26)

In fiscal year 2004, the sale of assets associated with the European wheat and barley business to Rodez, France-based RAGT Genetique, S.A. (RAGT) was finalized. This divestiture resulted in a net loss of approximately $3 million before taxes recorded in loss from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs. The divestiture also generated a capital loss in the United Kingdom. Pursuant to SFAS No. 109, Accounting for Income Taxes, a full valuation allowance was recorded against the deferred tax asset of $68 million related to this capital loss carryforward, which does not expire, because the company concluded that it was more likely than not that the deferred tax asset will not be realizable. Monsanto is evaluating alternative tax planning strategies in an effort to realize a benefit from the loss incurred on this investment, whether in the United Kingdom or the United States. See Note 30 — Subsequent Event — for further discussion of this item.

NOTE 28. RELATED-PARTY TRANSACTIONS

On Sept. 1, 2000, Monsanto entered into a master transition services agreement with Pharmacia, which was then its majority shareowner. Some terms of this master agreement expired on Dec. 31, 2001. New terms negotiated in calendar year 2002 do not differ materially from previously agreed upon terms. Under these agreements, Monsanto provides certain administrative support services to Pharmacia, and Pharmacia primarily provides information technology and human resources support to Monsanto. These agreements continue to be effective after Pharmacia’s Aug. 13, 2002, spinoff of Monsanto. During the period from Jan. 1, 2002, to Aug. 13, 2002, Monsanto recognized expenses of $22 million, and it recorded a reimbursement of $27 million for costs incurred on behalf of Pharmacia. During 2001, Monsanto recognized expenses of $70 million, and it recorded a reimbursement of $48 million for costs incurred on behalf of Pharmacia. As of Dec. 31, 2002, the company had a net receivable balance of $2 million with Pharmacia. Transition services, employee benefits, capital project costs, and information technology costs comprised this balance.

From the IPO closing date through November 2002, Pharmacia provided loan and deposit management services to Monsanto’s ex-U.S. subsidiaries. Since November 2002, Monsanto has maintained its cash-management strategy by working with third-party banks. Until Aug. 13, 2002, Pharmacia was also the counterparty to some of Monsanto’s foreign-currency exchange contracts. Since Aug. 13, 2002, Monsanto has maintained its foreign-currency exchange strategies by working with third-party banks. As of Dec. 31, 2001, the fair value of the company’s outstanding foreign-currency exchange contracts with Pharmacia was a loss of $7 million. In addition, Monsanto pays a fee to Pharmacia because Pharmacia is the named party on a guarantee of debt of a Monsanto subsidiary issued prior to Monsanto’s separation from Pharmacia on Sept. 1, 2000. Fees for these services are comparable to those that Monsanto would have incurred with a third party.

On Aug. 13, 2002, Monsanto repaid its outstanding short-term debt to Pharmacia and entered into a new short-term debt arrangement with Pharmacia for $150 million. This new short-term debt was repaid in August 2002 with a portion of the proceeds received from Monsanto’s issuance of 7 3/8% Senior Notes.

Monsanto and Pharmacia entered into an agreement whereby Pharmacia paid Monsanto approximately $40 million for certain expenses incurred by Monsanto relating to the spinoff of Monsanto by Pharmacia effective Aug. 13, 2002. Monsanto has used these funds to pay for the separation of the Monsanto and Pharmacia research and development organizations, legal activities required to separate the ownership of certain intellectual property definitively, and other types of activities that

MONSANTO COMPANY	2004 FORM 10-K

arose directly as a result of the spinoff. Funds unspent as of Aug. 31, 2004 are approximately $500,000 and are recorded in short-term accruals. The company expects to use the remaining funds for their designated purposes during fiscal year 2005.

NOTE 29. QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the fiscal year quarters in 2004 and the calendar year quarters in 2003 and 2002 as indicated. Because of the change in fiscal year to August 31, only the first two quarters were reported in the transition period.

							Diluted Earnings (Loss) per Share (1)
					Cumulative		Income		Cumulative
			Income (Loss)	Income (Loss)	Effect of		(Loss)		Effect of
			From	on	Accounting	Net	From	Loss on	Accounting	Net
	Net	Gross	Continuing	Discontinued	Change	Income	Continuing	Discontinued	Change	Income
(Dollars in millions, except per share amounts)	Sales (2)	Profit	Operations	Operations	(Notes 3 and 9)	(Loss)	Operations	Operations	(Notes 3 and 9)	(Loss)
2004
1st Quarter	$1,028	$468	$(77)	$(20)	$—	$(97)	$(0.29)	$(0.08)	$—	$(0.37)
2nd Quarter	1,492	748	156	(2)	—	154	0.58	(0.01)	—	0.57
3rd Quarter	1,679	839	229	23	—	252	0.85	0.08	—	0.93
4th Quarter	1,258	512	(37)	(5)	—	(42)	(.14)	(0.02)	—	(0.16)

Total Fiscal Year	$5,457	$2,567	$271	$(4)	$—	$267	$1.01	$(0.02)	$—	$0.99

2003
1st Quarter	$1,144	$534	$78	$(6)	$(12)	$60	$0.30	$(0.02)	$(0.05)	$0.23
2nd Quarter	1,679	891	298	(3)	—	295	1.13	(0.01)	—	1.12
2002
1st Quarter	$1,220	$604	$90	$(4)	$(1,822)	$(1,736)	$0.34	$(0.01)	$(6.92)	$(6.59)
2nd Quarter	1,551	817	151	(4)	—	147	0.57	(0.01)	—	0.56
3rd Quarter	671	196	(164)	(1)	—	(165)	(0.63)	—	—	(0.63)
4th Quarter	1,209	552	64	(3)	—	61	0.24	(0.01)	—	0.23

Total Calendar Year	$4,651	$2,169	$141	$(12)	$(1,822)	$(1,693)	$0.54	$(0.05)	$(6.94)	$(6.45)

(1)	Because of the quarterly changes in the effects of dilutive stock options in 2002 and 2004, correlated with the average quarterly stock price, quarterly earnings (loss) per share do not total to the full-year amount. Additionally, because Monsanto reported a loss from continuing operations before cumulative effect of accounting change in the third quarter of 2002, and third and fourth quarters of 2001, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.

(2)	The fluctuation in net sales from quarter to quarter in 2002 is because Monsanto generates most of its sales from continuing operations during the first half of the calendar year. This is primarily due to the timing of the planting season in the Northern Hemisphere. Sales appear more consistent from quarter to quarter in 2004 due to the change from a calendar to fiscal year-end.

NOTE 30. SUBSEQUENT EVENT

As discussed in Note 11 — Income Taxes, the sale of the European wheat and barley business generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties were substantially diminished with the enactment of the “American Jobs Creation Act of 2004” on Oct. 22, 2004. As a result, Monsanto will record a deferred tax benefit of approximately $105 million in the first quarter of fiscal year 2005, or an earnings per share impact of $0.39. The recognition of this tax benefit in the United States will effectively preclude Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $68 million, which had a full valuation allowance against it, will be written off.

The American Jobs Creation Act of 2004 also contains a number of tax provisions which the company is in the process of evaluating their impact. While management does not believe these provisions will have a material impact on fiscal year 2005, they may have a material impact in subsequent years.

MONSANTO COMPANY	2004 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

MONSANTO COMPANY	2004 FORM 10-K

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information appearing in Monsanto Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A not later than Dec. 9, 2004 (Proxy Statement), is incorporated herein by reference:

•	information appearing under the heading “Information Regarding Board of Directors and Committees — Composition of Board of Directors,” including biographical information regarding nominees for election to, and members of, the Board of Directors;

•	information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and

•	information appearing under the heading “Information Regarding Board of Directors and Committees — Audit and Finance Committee,” regarding the membership and function of the Audit and Finance Committee, and the financial expertise of its members.

Monsanto has adopted a Code of Ethics for Chief Executive and Senior Financial Officers (Code), which applies to its Chief Executive Officer and the senior leadership of its finance department, including its Chief Financial Officer and Controller. This Code is available on our Web site at www.monsanto.com, at the tab “Our Pledge.” Any amendments to, or waivers from, the provisions of the Code will be posted to that same location within four business days, and will remain on the Web site for at least a 12-month period.

The following information with respect to the executive officers of the Company on Nov. 1, 2004, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

		Year First
		Became
	Present Position	an Executive
Name - Age	with Registrant	Officer	Other Business Experience since Sept. 1, 1999*

Brett D. Begemann, 43	Executive Vice President, International Commercial	2003	Vice President, U.S. Branded Products — Pharmacia Corporation, 7/99- 10/01; Vice President, Asia-Pacific — Monsanto Company, 11/01-6/03; present position, 6/03

Charles W. Burson, 60	Executive Vice President, Secretary, General Counsel	2001	Counsel to the Vice President of the U.S., 1997-1999; Assistant to the President and Chief of Staff and Counselor to the Vice President, the White House, Office of the Vice President, 1999-2001; present position, 4/01

Carl M. Casale, 43	Executive Vice President, North America Commercial	2000	Vice President, North America — Pharmacia Corporation, 9/99-6/00; Vice President, North America — Monsanto Company, 6/00-6/03; present position, 6/03

Richard B. Clark, 52	Vice President and Controller	2001	Controller, Integrated Financial Services — Pharmacia Corporation, 1997- 1999; Vice President and Controller — Pharmacia Corporation, 1999-2000; Vice President, Financial Shared Services — Pharmacia Corporation, 2000-2001; present position, 2001

Terrell K. Crews, 49	Executive Vice President and Chief Financial Officer	2000	Chief Financial Officer, Agricultural Sector — Pharmacia Corporation, 7/99-2/00; Chief Financial Officer — Monsanto Company, 2/00-8/00; present position, 8/00

Robert T. Fraley, 51	Executive Vice President and Chief Technology Officer	2000	Co-President, Agricultural Sector — Pharmacia Corporation, 1997-2000; Vice President and Chief Technology Officer — Monsanto Company, 2/00-8/00; present position, 8/00

MONSANTO COMPANY	2004 FORM 10-K

Hugh Grant, 46	Chairman of the Board, President and Chief Executive Officer	2000	Co-President, Agricultural Sector — Pharmacia Corporation, 1998-2000; Vice President and Chief Operating Officer — Monsanto Company, 2/00- 8/00; Executive Vice President and Chief Operating Officer, 8/00-5/03; President and Chief Executive Officer, 5/03; present position, 10/03

Janet M. Holloway, 50	Vice President and Chief Information Officer	2000	Co-Lead, Information Technology, Agricultural Sector — Pharmacia Corporation, 1997-1999; Chief Information Officer — Pharmacia Corporation, 1999-2000; Chief Information Officer, 8/00-6/03; Vice President and Chief Information Officer, Responsible for Human Resources, 7/03-4/04; present position, 4/04

Mark J. Leidy, 48	Executive Vice President, Manufacturing	2001	Director of Manufacturing, Global Seed Supply — Pharmacia Corporation and Monsanto Company, 1998-2000; Vice President, Manufacturing, 2/01-6/03; present position, 6/03

Steven C. Mizell, 44	Senior Vice President, Human Resources	2004	Senior Vice President and Chief Human Resources Officer, Zilog Inc., 9/98-1/01; Senior Vice President and Chief Corporate Resources Officer, Advance PCS, 8/01-3/04; present position, 4/04

Cheryl P. Morley, 50	Senior Vice President, Corporate Strategy	2000	President, Animal Agricultural Group — Pharmacia Corporation, 1997- 2000; President of Animal Agricultural Group — Monsanto Company, 8/00-6/03; present position, 6/03

Robert A. Paley, 56	Vice President and Treasurer	2002	Director of Asia-Pacific Monsanto Company Entities — Pharmacia Corporation, 1997-2000; Assistant Treasurer — Monsanto Company, 2000-2002; present position, 9/02

Gerald A. Steiner, 44	Executive Vice President, Commercial Acceptance	2001	General Manager, Europe-Africa Ag Business — Pharmacia Corporation, 1998-2000; Senior Vice President, Ag & Pharma Discovery Services — Celera Genomics, 2000-2001; Vice President, Strategy — Monsanto Company, 2001-6/03; present position, 6/03

* Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Information Regarding Board of Directors and Committees — Compensation of Directors;” “Information Regarding Board of Directors and Committees — Other Compensation Arrangements;” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation;” “Executive Compensation;” “Approval of the Monsanto Company 2005 Long-Term Incentive Plan (Proxy Item No. 3);” and “Certain Agreements.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing in the Proxy Statement, under the headings “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing in the Proxy Statement under the heading “Information Regarding Board of Directors and Committees—Other Compensation Arrangement;” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to Monsanto’s independent auditor, appearing in the Proxy Statement under the heading “Report of the Audit and Finance Committee,” is incorporated herein by reference.

MONSANTO COMPANY	2004 FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	The following financial statements appearing in Item 8: “Statement of Consolidated Operations;” “Statement of Consolidated Financial Position”; “Statement of Consolidated Cash Flows;” “Statement of Consolidated Shareowners’ Equity;” and “Statement of Consolidated Comprehensive Income (Loss).”

(2)	Financial Statement Schedules: Consolidated Financial Statements of Renessen LLC. This Schedule will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

(3)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The following Exhibits are management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K: Exhibits 10.15 through 10.24. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

Following are financial statements and notes of Renessen LLC for the periods indicated. We are required to include in our Report on Form 10-K audited financial statements for the periods ending on or before Aug. 31, 2003, and unaudited financial statements for the period ended Aug. 31, 2004.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

Page
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2004 AND FOR THE
CUMULATIVE PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH
AUGUST 31, 2004:

Unaudited Consolidated Balance Sheet	R-2

Unaudited Consolidated Statements of Operations	R-3

Unaudited Consolidated Statements of Members’ Interest (Deficiency)	R-4

Unaudited Consolidated Statements of Cash Flows	R-5

Notes to Unaudited Consolidated Financial Statements	R-6 - R-14

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

UNAUDITED CONSOLIDATED BALANCE SHEET
AUGUST 31, 2004

August 31,
2004
ASSETS

CURRENT ASSETS:
Cash	$2,220,103
Accounts receivable	1,946,719
Advances to farmers	5,970,384
Inventories	1,753,790
Prepaid expenses	1,012,836
Other current assets	467,600

Total current assets	13,371,432

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,697,968
Accumulated depreciation	(1,178,522)

Property, plant and equipment—net	1,519,446

OTHER NON-CURRENT ASSETS	1,830,306

TOTAL	$16,721,184

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$993,314
Accrued expenses	6,875,834
Due to member—Monsanto Company	4,494,075
Due to member—Cargill Incorporated	335,713

Total current liabilities	12,698,936

ACCRUED RETIREMENT COSTS	1,830,306

COMMITMENTS AND CONTINGENCIES

MEMBERS’ INTEREST:
Contributions—Monsanto Company	190,938,323
Contributions—Cargill Incorporated	190,938,324
Accumulated deficit	(379,684,705)

Members’ interest	2,191,942

TOTAL	$16,721,184

See notes to unaudited consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED AUGUST 31, 2004 AND FOR THE CUMULATIVE
PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2004

		Period from
	Year	January 7, 1999
	Ended	through
	August 31,	August 31,
	2004	2004

REVENUES	$6,362,407	$15,719,001
COSTS OF GOODS SOLD	5,587,241	16,588,994

GROSS MARGIN	775,166	(869,993)

COSTS AND EXPENSES:
Research and development	53,599,118	285,646,948
Selling and marketing	5,393,577	29,650,374
General and administrative	12,885,011	62,255,353

Total costs and expenses	71,877,706	377,552,675

OPERATING LOSS	(71,102,540)	(378,422,668)

OTHER INCOME (EXPENSES):
Other income (expenses)	(93,163)	(588,196)
Interest expense	(315,695)	(610,890)
Interest income	8,592	151,471
Equity in loss of China Joint Venture	—	(191,702)

Total other income (expenses)	(400,266)	(1,239,317)

LOSS BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	(71,502,806)	(379,661,985)
PROVISION FOR INCOME TAXES	142,545	142,545

LOSS BEFORE MINORITY INTEREST	(71,645,351)	(379,804,530)
MINORITY INTEREST IN LOSS OF CONSOLIDATED CHINA JOINT VENTURE	18,906	119,825

NET LOSS	$(71,626,445)	$(379,684,705)

See notes to unaudited consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF MEMBERS’ INTEREST (DEFICIENCY)
YEAR ENDED AUGUST 31, 2004, AND FOR THE CUMULATIVE
PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2004

	Members’		Total
	Interest (Deficiency)		Members’
	Monsanto	Cargill	Interest
	Company	Incorporated	(Deficiency)

INITIAL CASH CONTRIBUTION—January 7, 1999	$500,000	$500,000	$1,000,000
ADDITIONAL CASH CONTRIBUTIONS	11,549,453	11,549,453	23,098,906

TOTAL CONTRIBUTIONS	12,049,453	12,049,453	24,098,906
NET LOSS	(14,404,784)	(14,404,784)	(28,809,568)

BALANCE—December 31, 1999	(2,355,331)	(2,355,331)	(4,710,662)
CASH CONTRIBUTIONS	29,315,090	29,315,090	58,630,180
NET LOSS	(31,315,281)	(31,315,281)	(62,630,562)

BALANCE—December 31, 2000	(4,355,522)	(4,355,522)	(8,711,044)
CASH CONTRIBUTIONS	41,038,513	41,038,513	82,077,026
NET LOSS	(40,918,715)	(40,918,715)	(81,837,430)

BALANCE—December 31, 2001	(4,235,724)	(4,235,724)	(8,471,448)
CASH CONTRIBUTIONS	40,146,872	45,296,872	85,443,744
NET LOSS	(40,970,161)	(40,970,161)	(81,940,322)

BALANCE—December 31, 2002	(5,059,013)	90,987	(4,968,026)
CASH CONTRIBUTIONS	27,133,889	21,983,890	49,117,779
NET LOSS	(26,420,189)	(26,420,189)	(52,840,378)

BALANCE—August 31, 2003	(4,345,313)	(4,345,312)	(8,690,625)
CASH CONTRIBUTIONS	41,254,506	41,254,506	82,509,012
NET LOSS	(35,813,222)	(35,813,223)	(71,626,445)

BALANCE—August 31, 2004	$1,095,971	$1,095,971	$2,191,942

See notes to unaudited consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED AUGUST 31, 2004 AND FOR THE CUMULATIVE PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2004

		Period from
	Year	January 7, 1999
	Ended	through
	August 31,	August 31,
	2004	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,626,445)	$(379,684,705)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	551,791	2,673,197
Inventory charge	455,000	455,000
Loss from disposal of property, plant and equipment	646,528	974,991
Restructuring charge	1,357,000	1,357,000
Equity in loss of China Joint Venture	—	191,702
Minority interest	(18,906)	(119,825)
Change in operating assets and liabilities— net of assets acquired and liabilities assumed:
Accounts receivable	(672,509)	(1,516,898)
Advances to farmers	(5,970,384)	(5,970,384)
Inventories	(1,983,132)	(1,633,447)
Prepaid expenses and other current assets	(1,537,363)	(4,063,779)
Accounts payable	628,098	1,759,314
Accrued expenses	(10,037)	5,509,514
Accrued retirement costs	599,022	1,830,306

Net cash flows from operating activities	(77,581,337)	(378,238,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,044,334)	(5,154,993)
Proceeds from disposal of property, plant and equipment	118,314	122,370
Investment in China Joint Venture	—	(200,000)
Cash of China Joint Venture	—	404,133

Net cash flows from investing activities	(926,020)	(4,828,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to member—Monsanto Company	(411,097)	4,494,075
Due to member—Cargill Incorporated	(69,774)	335,713
Short-term borrowings	—	209,797
Short-term repayments	(1,709,625)	(1,709,625)
Long-term debt payments	(47,945)	—
Contributions from minority interest	—	80,000
Contributions from member—Monsanto Company	41,254,506	190,938,323
Contributions from member—Cargill Incorporated	41,254,506	190,938,324

Net cash flows from financing activities	80,270,571	385,286,607

NET INCREASE IN CASH	1,763,214	2,220,103
CASH—Beginning of period	456,889	—

CASH—End of period	$2,220,103	$2,220,103

See notes to unaudited consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS YEAR ENDED AUGUST 31, 2004 AND THE CUMULATIVE PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2004

1.	ORGANIZATION

Business Formation and Structure—Renessen LLC, a Delaware limited liability company (“Renessen” or the “Company”), was formed on January 4, 1999 as a joint venture between Cargill Incorporated (“Cargill”) and Monsanto Company (“Monsanto”) (collectively, the “Members”). The Company began operations on January 7, 1999, pursuant to the Formation Agreement.

The Company has three wholly owned Delaware limited liability companies, Renessen Holdings LLC (“Renessen Holdings”), Renessen Holdings II LLC (“Renessen Holdings II”) and Renessen Holdings III LLC. Renessen Holdings and Renessen Holdings II were established in 2000, in preparation for the formation of the Company’s Argentine and Brazilian affiliates. Renessen Argentina S.R.L. (“Renessen Argentina”) was formed in 2001, but activated in 2004, and is an Argentine limited liability company owned by Renessen Holdings and Renessen Holdings II. Renessen do Brasil, Ltda. (“Renessen Brazil”) was formed in 2002, but activated in 2004, and is a Brazilian limited liability company owned by Renessen Holdings and Renessen Holdings II. During 2003, the Company established Renessen Holdings III LLC for the purpose of developing the China market outside of Liaoning Province. Renessen Holdings III LLC has not been activated.

During 2000, the Company invested $200,000 in Zhangwu Cargill Renessen Specialty Grains Company Ltd. (the “China Joint Venture”) for the purpose of developing the market in Liaoning Province, China. Under the terms of the original China Joint Venture Agreement, the ownership percentage interests for the investors were (i) 40% for Renessen, (ii) 40% for Cargill Asia Pacific (“Cargill Asia Pacific”), and (iii) 20% for Zhangwu Jin Di Yuan Co. Ltd. On March 21, 2002, Renessen purchased an additional 35% ownership interest from Cargill Asia Pacific for $1 and Cargill Asia Pacific sold the remainder of its ownership interest to Cargill Fertilizer, Inc. (“Cargill Fertilizer”). As a result of this transaction, Renessen owned a controlling 75% interest in the China Joint Venture, and Cargill Fertilizer and Zhangwu Jin Di Yuan Co. Ltd. had a 5% and 20% ownership interest in the China Joint Venture, respectively. In November 2003, the partners agreed to liquidate the China Joint Venture due to continuing inability to contract, grow and collect projected quantities of high oil corn in Liaoning Province. The liquidation of the China Joint Venture was completed in May 2004.

In accordance with the Formation Agreement, the Members initially each contributed $500,000 in cash and intellectual property at an agreed value of $15,300,000 to the Company. Such intellectual property is not included in the consolidated balance sheet as it was transferred to the Company at each Member’s carrying basis of zero. Also pursuant to the Formation Agreement, the Members are required to make certain additional cash contributions in accordance with the annual budget approved by the Governance Board (the “Board”). Prior to January 1, 2004, Renessen’s budgeting process was on a calendar year basis. Concurrent with Renessen’s change in year end to August 31 in 2003, the Board approved an eight-month budget. Minimum funding commitments per Member, as provided in the Joint Venture Agreement, was $23.2 million for the eight-month period ended August 31, 2004. In June 2004, the Board approved the annual budget and business plan through August 31, 2005. Member commitments in future years are $75 million for each Member.

MONSANTO COMPANY	2004 FORM 10-K

Monsanto and Cargill each have a 50% ownership interest in the Company. Income or losses of the Company are shared equally by the Members and both Members have equal representation and participation on the Governance Board of the Company. In the event of termination, liquidation or dissolution, all assets and liabilities of the Company would be distributed to the Members in the ratio of the investment balances as provided by the terms of the Formation Agreement.

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

Basis of Presentation—The Company has incurred significant operating losses since its inception which raise substantial doubt about the ability to continue as a going concern. The Company expects that significant operating expenditures will be necessary to successfully implement its business plan and reach profitability. Additional financing or contributions by its Members beyond the Board approved business plan that expires in August 2005 is required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since 1999, the Company has engaged in limited commercial activities. Between 2000 and 2002, the Company began to arrange for the production and sale of high oil corn in Argentina and China, the production and sale of high oil corn in Brazil, and the production and sale of high protein soybeans and products derived therefrom in the United States of America and Argentina. The Company is currently planning for the production and sale of PCorn in Argentina. Since the Company has not derived significant revenues from its commercial activities, the Company is a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Effective June 2003, Renessen changed its fiscal year end from December 31 to August 31. The accompanying financial statements are for the year ended August 31, 2004.

Principles of Consolidation—The consolidated financial statements include the accounts of Renessen LLC and all of its foreign subsidiaries. On March 21, 2002, the Company acquired an additional 35% interest in the China Joint Venture. In May 2004, the Company completed the liquidation of its China Joint Venture. Prior to this liquidation, the Company had a controlling 75% interest in the China Joint Venture which required the consolidation of the China Joint Venture for financial reporting purposes. All material intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

MONSANTO COMPANY	2004 FORM 10-K

assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Segment Information—The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June of 1997. SFAS No. 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The primary business of Renessen and its consolidated affiliates is to transform the way crops are grown, traded and processed around the world, resulting in an increased value and choice for farmers, livestock and poultry feeders, feed mills, grain processors and consumers. Accordingly, Renessen has concluded it currently has a single reportable segment. During the year ended August 31, 2004, two customers accounted for approximately 24% and 22% of total revenues. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004, two customers accounted for approximately 25% and 20% of total revenues. During 2004, revenues were primarily derived in Argentina. As of August 31, 2004, fixed assets were primarily located in the United States.

Advances to farmers— Advances to farmers represent funds distributed by Renessen Argentina to farmers to reimburse farmers for certain upfront out-of-pocket costs (such as land rent or seed purchases). The farmers do not guarantee the repayment of these advances to Renessen, rather a portion of the crop proceeds are paid to Renessen Argentina. Management believes the estimated crop proceeds associated with these farmer advances exceed the carrying value of the advances to farmers.

Inventories—Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. Costs included in inventories primarily consist of materials which are related to the purchase and production of grain inventories. As a result of the liquidation of the China Joint Venture, the Company recorded an expense for seed production of approximately $455,000 during 2004.

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

Classification	Useful Life
Leasehold improvements	10 years
Equipment and furniture and fixtures	5 to 8 years
Computer equipment and systems	3 to 5 years

When facts and circumstances indicate that the carrying value of a long-lived asset may be impaired, an evaluation of recoverability is performed. In such an evaluation, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if a write-down is required. As a result of Renessen’s lease termination (see Note 8), previously capitalized leasehold improvements with a net book value of approximately $467,000 and fixed assets from Renessen Brazil totaling $50,000 (see Note 6) were expensed during the year ended August 31, 2004. Prior to September 1, 2003, no such impairment was incurred.

Revenue Recognition—Revenue is recognized when the earning process is complete and persuasive evidence of an arrangement exists, the trait premium is fixed and determinable, the risks and rewards of ownership have transferred to a third-party customer, which is considered to have occurred upon shipment of the finished product (seed or grain) enhanced with Renessen trait, and collectibility is reasonably assured.

MONSANTO COMPANY	2004 FORM 10-K

Renessen Argentina also derives revenue from a farming program whereby funds are advanced to farmers for the lease of land or purchase of seed. Renessen derives revenue from this program as it realizes a percentage of the crop proceeds upon delivery of crop to Cargill. Prior to the activation of Renessen Argentina, Cargill SACI would enter into a contract with the end customer and, consequently, Renessen accounted for the transaction on a net basis, reflecting a net revenue amount that was due to Renessen from Cargill. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), Renessen recorded the net farming margin as revenue. Subsequent to the activation of Renessen Argentina, Renessen Argentina contracts directly with the farmer. Since Renessen Argentina takes legal title to the grain, retains inventory and credit risk, negotiates the contract with the end customer, thereby acting as the principal in the transaction, Renessen records Renessen’s share of the crop on a gross basis in accordance with EITF 99-19. Upon recognizing revenue associated with these transactions, the advance to the farmer is then recorded as cost of goods sold.

Research and Development Costs—Research and development costs are charged to expense as incurred.

Member Expense Reimbursement—The Company reimburses costs incurred by the Members on behalf of the Company on a monthly basis.

Income Taxes—The Company is treated as a partnership for U.S. federal and state income tax purposes. Members are taxed individually on their proportionate share of the Company’s taxable income or loss, which is allocated among the Members in accordance with the Company’s operating agreement. Beginning September 1, 2003, the Company’s foreign operations were subject to foreign income taxes as a result of the activation of Renessen’s foreign subsidiaries, Renessen Argentina and Renessen Brazil. A provision for foreign taxes of $142,545 was recorded by Renessen Argentina during the year ended August 31, 2004. As of August 31, 2004, Renessen Brazil had approximately $377,000 of foreign tax credits available to offset future taxable income generated in Renessen Brazil. The tax credits can be carried forward to offset future income; subject to certain annual limitations. As the Board approved the cessation indefinitely of commercial operations in Brazil (see Note 6), Renessen recorded a valuation allowance for the entire deferred tax asset, totaling approximately $377,000, as it is more likely than not that the future tax benefits will not be realized.

Fair Value of Financial Instruments—The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company did not have any borrowings as of August 31, 2004.

Use of Derivatives—Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. For fair-value hedge transactions, both the effective and ineffective portions of the changes in fair value of the derivative along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of operations on the same line as the hedged item. The Company uses derivatives designed to hedge the changes in fair value of the trait premium, as well as the price volatility of certain commodities. As of August 31, 2004, Renessen had 15 outstanding futures contracts whose value was not significant. During the year ended August 31, 2004, the Company recorded losses totaling $630,680 in cost of goods sold and $26,320 in research and development expense. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004, the Company recorded losses totaling $864,015 and $76,786 in cost of goods sold and research and development expense, respectively.

MONSANTO COMPANY	2004 FORM 10-K

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

The Company has amounts payable to its Members that represent services purchased from and payments made on behalf of the Company by the Members. Total expense related to these contracted services for the year ended August 31, 2004 was $48,143,534 and was $268,524,922 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004.

Accounts payable and accrued expenses as of August 31, 2004 were $338,046 due to related affiliates of the Members, net of $0 for 2004 due from related affiliates of the Members.

4.	PROPERTY, PLANT AND EQUIPMENT

August 31,
2004

Leasehold improvements	$6,519
Equipment and furniture and fixtures	1,022,384
Computer equipment and systems	1,584,109
Construction-in-progress	84,956

Total	2,697,968
Less accumulated depreciation and amortization	(1,178,522)

Total	$1,519,446

5.	INVESTMENT IN SPECIALTY GRAINS COMPANY

As discussed in Note 1, in November 2003, Renessen and its partners agreed to liquidate the Zhang Wu Renessen China Joint Venture. The liquidation was completed in May 2004. As a result of the liquidation, the China Joint Venture recorded an expense for seed inventory totaling approximately $455,000 in 2004. Previously, Renessen owned a controlling 75% interest in the China Joint Venture. Accordingly, Renessen had consolidated the operations of the China Joint Venture beginning in 2002, upon acquiring a controlling interest, and recorded a 25% minority interest in its consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

6.	BRAZIL COMMERCIAL ACTIVITY

During June 2004, the Board approved the cessation of commercial operations in Brazil. This decision was primarily due to lack of sufficient seed varieties to effectively generate quality as a result of the various Brazilian “micro-climates.” Renessen will retain a presence in Brazil as it continues to develop and explore appropriate product and business models for this target market. The Company recorded a pre-tax restructuring charge of approximately $1,357,000 during 2004 consisting of obligations to Monsanto for seed production of $1,250,000, impairments of fixed assets of approximately $50,000, and other expenses of approximately $57,000. The restructuring charge was recorded in general and administrative expenses. In addition, Renessen recorded a valuation allowance of approximately $377,000, which was recorded in the provision for income taxes on the consolidated statement of operations. As of August 31, 2004, the Company recorded a restructuring reserve totaling $1,307,000 in accrued expenses on the consolidated balance sheet. The above payment to Monsanto is expected to be made during November 2004.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

In 2004, the Renessen line of credit with Deutsche Bank for the China Joint Venture was paid off and terminated as part of the liquidation process of the China Joint Venture.

8.	LEASE COMMITMENTS

In December 2003, the Company executed its lease termination option under its lease agreement for its office space, thereby terminating the lease on August 31, 2004. Concurrently, the Company entered into a new 10-year lease agreement to lease office space under a noncancelable operating lease terminating on August 31, 2014. This lease has been guaranteed by the Members.

Rent expense, including Renessen’s pro rata share of the building’s operating expenses for the year ended August 31, 2004, was $596,987 and $2,818,839 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004. In addition, Renessen recorded a lease termination penalty of $531,547 during the year ended August 31, 2004.

Future minimum lease payments under the new noncancelable operating lease are as follows:

Year Ending
August 31,	Amount
2005	$84,150
2006	175,032
2007	181,764
2008	188,496
2009	195,228
Thereafter	1,077,120

Total	$1,901,790

9.	EMPLOYEE BENEFITS

All of the Company’s employees were seconded from the Members prior to January 1, 2001. On January 1, 2001, the majority of the seconded employees became employees of Renessen and began participating in Renessen-sponsored employee benefit plans.

MONSANTO COMPANY	2004 FORM 10-K

401(k) Plan — The Renessen 401(k) Plan (the “Plan”) is a defined contribution plan. Employees voluntarily make contributions to the Plan in amounts based upon a percentage of their total compensation, up to a maximum of 16%, subject to limitations imposed by the Internal Revenue Service. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the Plan. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation. Renessen incurred expense of $399,212 and $1,607,424 related to contributions to the Plan for the year ended August 31, 2004 and for the cumulative period from January 1, 1999 (date operations commenced) through August 31, 2004, respectively. In January 2004, the Company reduced its workforce by 22 employees (see Note 11). These terminations represented approximately 33% reduction in the number of the Company’s Plan participants. The Company determined that those terminations constituted a partial plan termination as defined under Treasury Regulation 1.411(d)-2 and, therefore, unvested employer contributions of approximately $119,700 became fully vested and distributable to the terminated Plan participants.

Supplemental Executive Retirement Plan — The Company has a Supplemental Executive Retirement Plan (“SERP”) which is a defined contribution plan available to certain key employees who exceed their 401(k) contribution limit. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the SERP. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation contributed to the SERP. During the year ended August 31, 2004, Renessen incurred expense of $515,091 related to contributions to the SERP. Additionally, the SERP provides “transition” benefits for certain employees who worked for the Members prior to the formation of Renessen. This transition payment totaled $238,538. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004, total contribution to the SERP totaled $1,384,765. This amount, in addition to participant contributions and investment returns, totaling $1,830,306 has been included in other current assets and accrued retirement costs on the consolidated balance sheets as of August 31, 2004.

Annual Incentive Plan — The Company has an annual incentive plan in place for its employees. Payments under the plan were based on performance and have been approved by the Governance Board. During the year ended August 31, 2004 and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004, the Company paid $2,174,185 and $13,130,718, respectively.

Long-term Incentive Plan — The Renessen Long-term Incentive Plan (the “Plan”) was approved by the Board effective July 1999. The Plan is designed for participants to share in the growth in enterprise value created by Renessen. Participants annually receive unit grants with specified vesting and exercise requirements. The units have a minimum term of 10 years from date of grant and at least five years from date of first valuation. The estimated market value of Renessen’s equity (the key driver of the unit value) is based on either an independent valuation prepared by a third-party appraiser, which has been prepared in accordance with USPAP (Uniform Standards of Professional Appraisal Practice), or an internal valuation prepared by Renessen. In either case, the Board will approve the value. There are 216,250 units approved for participants, of which 189,323 units have been awarded through August 31, 2004. Of the 189,323 units awarded, 82,223 units are vested as of August 31, 2004 and 47,517 units have been forfeited through employment termination.

MONSANTO COMPANY	2004 FORM 10-K

The Company recorded an expense of $1,000,000 for the year ended August 31, 2004 and $2,667,000 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $315,695 and $610,890 for the year ended August 31, 2004 and for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2004, respectively.

Cash and noncash investing activities related to the consolidation of the China Joint Venture during 2002 were:

Amount
Cash paid	$1

Liabilities assumed:
Accrued expenses	9,319
Short-term borrowings	1,499,828
Equity	14,526

Total liabilities assumed	1,523,673

Less noncash assets acquired:
Accounts receivable	410,915
Inventories	575,343
Prepaid expenses and other	5,476
Property, plant and equipment — net	127,807

Total noncash assets acquired	1,119,541

Cash acquired	$404,133

11.	REDUCTION IN FORCE

In January 2004, the Board approved a reduction in force from 66 employees to 44 employees. The Company recorded a restructuring charge of $1,800,000 in general and administrative expenses in the

MONSANTO COMPANY	2004 FORM 10-K

consolidated statement of operations. As of August 31, 2004, approximately $137,000 of remaining severance obligations is expected to be paid out by March 2005.

******

MONSANTO COMPANY	2004 FORM 10-K

SCHEDULE
Consolidated Financial Statements of Renessen LLC
(A Development Stage Company)

Page

INDEPENDENT AUDITORS’ REPORT	R-16

CONSOLIDATED FINANCIAL STATEMENTS FOR THE EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR THE EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003:

Consolidated Balance Sheets	R-17

Consolidated Statements of Operations	R-18

Consolidated Statements of Members’ Interest (Deficiency)	R-19

Consolidated Statements of Cash Flows	R-20

Notes to Consolidated Financial Statements	R-21 - R-28

MONSANTO COMPANY	2004 FORM 10-K

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
September 25, 2003

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003, DECEMBER 31, 2002 AND 2001

		December 31,
	August 31,
	2003	2002	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$456,889	$4,540,430	$63,967
Accounts receivable	1,255,304	773,250
Inventories	225,658	39,058
Prepaid expenses	230,819	774,929	119,560
Other current assets	311,276

Total current assets	2,479,946	6,127,667	183,527

INVESTMENT IN JOINT VENTURE			31,615

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	3,843,611	3,518,651	3,449,664
Accumulated depreciation	(2,051,866)	(1,749,634)	(1,180,996)

Property, plant and equipment—net	1,791,745	1,769,017	2,268,668

OTHER NON-CURRENT ASSETS	1,231,284	1,118,227	436,644

TOTAL	$5,502,975	$9,014,911	$2,920,454

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$365,216	$1,085,492	$784,033
Accrued expenses	5,528,871	4,696,952	6,490,956
Short-term borrowings	1,709,625	1,649,828
Due to member—Monsanto Company	4,905,172	4,728,343	3,237,671
Due to member—Cargill Incorporated	405,487	668,928	442,598

Total current liabilities	12,914,371	12,829,543	10,955,258

ACCRUED RETIREMENT COSTS	1,231,284	1,118,227	436,644

LONG-TERM DEBT	47,945

MINORITY INTEREST		35,167

COMMITMENTS AND CONTINGENCIES

MEMBERS’ INTEREST (DEFICIENCY):
Contributions—Monsanto Company	149,683,817	122,549,928	82,403,056
Contributions—Cargill Incorporated	149,683,818	127,699,928	82,403,056
Accumulated deficit	(308,058,260)	(255,217,882)	(173,277,560)

Members’ deficiency	(8,690,625)	(4,968,026)	(8,471,448)

TOTAL	$5,502,975	$9,014,911	$2,920,454

See notes to consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

					Period from
	Eight Months				January 7, 1999
	Ended				through
	August 31,				August 31,
	2003	2002	2001	2000	2003

REVENUES	$6,132,233	$2,212,717	$836,644	$175,000	$9,356,594

COSTS OF GOODS SOLD	6,112,392	3,307,398	1,248,672	333,291	11,001,753

GROSS MARGIN	19,841	(1,094,681)	(412,028)	(158,291)	(1,645,159)

COSTS AND EXPENSES:
Research and development	39,890,740	61,301,567	63,846,056	49,390,781	232,047,830
Selling and marketing	4,731,627	6,810,708	5,244,896	4,117,292	24,256,797
General and administrative	8,240,524	12,027,698	12,248,798	8,975,420	49,370,342

Total costs and expenses	52,862,891	80,139,973	81,339,750	62,483,493	305,674,969

OPERATING LOSS	(52,843,050)	(81,234,654)	(81,751,778)	(62,641,784)	(307,320,128)

OTHER INCOME (EXPENSES):
Other income (expenses)	63,406	(558,439)			(495,033)
Interest expense	(113,018)	(182,177)			(295,195)
Interest income	9,630		42,333	51,622	142,879
Equity in loss of China Joint Venture		(23,317)	(127,985)	(40,400)	(191,702)

Total other income (expenses)	(39,982)	(763,933)	(85,652)	11,222	(839,051)

LOSS BEFORE MINORITY INTEREST AND PROVISION (BENEFIT) FOR INCOME TAXES	(52,883,032)	(81,998,587)	(81,837,430)	(62,630,562)	(308,159,179)

PROVISION (BENEFIT) FOR INCOME TAXES

LOSS BEFORE MINORITY INTEREST	(52,883,032)	(81,998,587)	(81,837,430)	(62,630,562)	(308,159,179)

MINORITY INTEREST IN LOSS OF CONSOLIDATED CHINA JOINT VENTURE	42,654	58,265			100,919

NET LOSS	$(52,840,378)	$(81,940,322)	$(81,837,430)	$(62,630,562)	$(308,058,260)

See notes to consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ INTEREST (DEFICIENCY)
EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

	Members’		Total
	Interest (Deficiency)		Members’
	Monsanto	Cargill	Interest
	Company	Incorporated	(Deficiency)

INITIAL CASH CONTRIBUTION—January 7, 1999	$500,000	$500,000	$1,000,000

ADDITIONAL CASH CONTRIBUTIONS	11,549,453	11,549,453	23,098,906

TOTAL CONTRIBUTIONS	12,049,453	12,049,453	24,098,906

NET LOSS	(14,404,784)	(14,404,784)	(28,809,568)

BALANCE—December 31, 1999	(2,355,331)	(2,355,331)	(4,710,662)

CASH CONTRIBUTIONS	29,315,090	29,315,090	58,630,180

NET LOSS	(31,315,281)	(31,315,281)	(62,630,562)

BALANCE—December 31, 2000	(4,355,522)	(4,355,522)	(8,711,044)

CASH CONTRIBUTIONS	41,038,513	41,038,513	82,077,026

NET LOSS	(40,918,715)	(40,918,715)	(81,837,430)

BALANCE—December 31, 2001	(4,235,724)	(4,235,724)	(8,471,448)

CASH CONTRIBUTIONS	40,146,872	45,296,872	85,443,744

NET LOSS	(40,970,161)	(40,970,161)	(81,940,322)

BALANCE—December 31, 2002	(5,059,013)	90,987	(4,968,026)

CASH CONTRIBUTIONS	27,133,889	21,983,890	49,117,779

NET LOSS	(26,420,189)	(26,420,189)	(52,840,378)

BALANCE—August 31, 2003	$(4,345,313)	$(4,345,312)	$(8,690,625)

See notes to consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
EIGHT MONTHS ENDED AUGUST 31, 2003 AND FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

					Period from
	Eight Months				January 7, 1999
	Ended				through
	August 31,				August 31,
	2003	2002	2001	2000	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,840,378)	$(81,940,322)	$(81,837,430)	$(62,630,562)	$(308,058,260)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	353,127	585,657	586,311	468,978	2,121,406
(Gain) loss from disposal of property, plant and equipment	(367)	324,588	4,538	(296)	328,463
Equity in loss of China Joint Venture		23,317	127,985	40,400	191,702
Minority interest	(42,654)	(58,265)			(100,919)
Change in operating assets and liabilities— net of assets acquired and liabilities assumed:
Accounts receivable	(482,054)	(362,335)			(844,389)
Prepaid expenses and other	127,264	(2,097,476)	(310,255)	(240,159)	(2,526,416)
Inventories	(186,600)	536,285			349,685
Accounts payable	(720,276)	1,067,459	153,724	509,707	1,131,216
Accrued expenses	831,919	(1,803,324)	1,171,525	1,972,159	5,519,551
Accrued retirement costs	113,057	681,583	436,644		1,231,284

Net cash flows from operating activities	(52,846,962)	(83,042,833)	(79,666,958)	(59,879,773)	(300,656,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(379,544)	(275,583)	(304,071)	(1,118,220)	(4,110,659)
Proceeds from disposal of property, plant and equipment	4,056				4,056
Investment in China Joint Venture				(200,000)	(200,000)
Cash acquired upon consolidation of China Joint Venture		404,133			404,133

Net cash flows from investing activities	(375,488)	128,550	(304,071)	(1,318,220)	(3,902,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to member—Monsanto Company	176,829	1,490,672	(2,028,495)	2,291,599	4,905,172
Due to member—Cargill Incorporated	(263,441)	226,330	(67,095)	(87,717)	405,487
Short-term borrowings	59,797	150,000			209,797
Long-term debt proceeds	47,945				47,945
Contributions from minority interest		80,000			80,000
Contributions from member—Monsanto Company	27,133,889	40,146,872	41,038,513	29,315,090	149,683,817
Contributions from member—Cargill Incorporated	21,983,890	45,296,872	41,038,513	29,315,090	149,683,818

Net cash flows from financing activities	49,138,909	87,390,746	79,981,436	60,834,062	305,016,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,083,541)	4,476,463	10,407	(363,931)	456,889

CASH AND CASH EQUIVALENTS—Beginning of period	4,540,430	63,967	53,560	417,491

CASH AND CASH EQUIVALENTS—End of period	$456,889	$4,540,430	$63,967	$53,560	$456,889

See notes to consolidated financial statements.

MONSANTO COMPANY	2004 FORM 10-K

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

MONSANTO COMPANY	2004 FORM 10-K

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

MONSANTO COMPANY	2004 FORM 10-K

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

MONSANTO COMPANY	2004 FORM 10-K

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

MONSANTO COMPANY	2004 FORM 10-K

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

MONSANTO COMPANY	2004 FORM 10-K

During December 2002, Cargill made an additional $5,150,000 cash contribution to the Company to fund future expenses.

4.	PROPERTY, PLANT AND EQUIPMENT

	2003	2002	2001

Leasehold improvements	$957,949	$957,949	$972,894
Office equipment and furniture and fixtures	1,157,539	1,147,565	934,744
Computer equipment	1,365,092	1,362,740	1,232,167
Construction-in-progress	363,031	50,397	309,859

Total	3,843,611	3,518,651	3,449,664
Less accumulated depreciation and amortization	(2,051,866)	(1,749,634)	(1,180,996)

Total	$1,791,745	$1,769,017	$2,268,668

5.	INVESTMENT IN SPECIALTY GRAINS COMPANY

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

MONSANTO COMPANY	2004 FORM 10-K

Future minimum lease payments under the noncancelable operating lease are as follows:

Year Ending
August 31	Amount

2004	$431,308
2005	444,261
2006	457,428
2007	471,244
2008	485,492
Thereafter	499,955

Total	$2,789,688

8.	EMPLOYEE BENEFITS

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

MONSANTO COMPANY	2004 FORM 10-K

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

*  *  *  *  *  *

MONSANTO COMPANY	2004 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller
(Principal Accounting Officer)

Date: Nov. 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK V. ATLEE III (Frank V. AtLee III)	Director	Nov. 3, 2004
/s/ JOHN W. BACHMANN (John W. Bachmann)	Director	Nov. 3, 2004
/s/ HUGH GRANT (Hugh Grant)	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	Nov. 3, 2004
(Gwendolyn S. King)	Director
(Sharon R. Long)	Director
(C. Steven McMillan)	Director
/s/ WILLIAM U. PARFET (William U. Parfet)	Director	Nov. 3, 2004
/s/ GEORGE POSTE (George Poste)	Director	Nov. 3, 2004
/s/ ROBERT J. STEVENS (Robert J. Stevens)	Director	Nov. 3, 2004
/s/ TERRELL K. CREWS (Terrell K. Crews)	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Nov. 3, 2004
/s/ RICHARD B. CLARK (Richard B. Clark)	Vice President and Controller (Principal Accounting Officer)	Nov. 3, 2004

MONSANTO COMPANY	2004 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	1.
Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Amended and Restated By-Laws, amended May 4, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).

4	Form of Indenture between the company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed May 17, 2002, File No. 333-88542).

9	Omitted

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

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

9.
Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

10.
Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	12.	Creve Coeur Campus Lease between the company and Pharmacia, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.22 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

MONSANTO COMPANY	2004 FORM 10-K

Exhibit
No.	Description
	13.	Chesterfield Village Campus Lease between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	14.	Five Year Credit Agreement (incorporated by reference to Exhibit 10.14 of Form 10-Q for the period ended May 31, 2004, File No. 1-16167).

15.
Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated effective Dec. 3, 2003 (incorporated by reference to Exhibit 10.15 of Form 10-Q for the period ended Nov. 30, 2003, File No. 1-16167).†

16.
Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

16.1
First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

	16.2	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of October 2004.†

	16.3	Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of October 2004.†

	16.4	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of October 2004.†

	16.5	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of February 2004.†

16.6
Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

	17.	Amended and Restated Deferred Payment Plan, effective January 1, 2004.†

18.
Annual Incentive Program for certain executive officers (incorporated by reference to the description appearing under the sub-heading “Annual Incentive Program” on pages 10 through 11 of Notice of Annual Meeting and Proxy Statement dated March 16, 2001).†

	19.	Fiscal Year 2005 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on July 9, 2004.†

20.
New Form of Change-of-Control Employment Security Agreement, amended effective Dec. 18, 2002 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2002, File No 1-16167).†

	21.	Monsanto Company Executive Health Management Program, effective July 19, 2004.†

	22.	Letter Agreement with Frank V. AtLee III (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).†

	22.1.	Amendment to Letter Agreement with Frank V. AtLee III, effective Dec. 18, 2002 (incorporated by reference to Exhibit 10.22.1 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).†

	22.2	Amendment to Letter Agreement with Frank V. AtLee III, effective May 29, 2003 (incorporated by reference to Exhibit 10.22.2 of Form 10-Q for the period ended June 30, 2003, File No. 1-16167).†

23.
Severance and Consulting Agreement and General Release between the Company and Hendrik A. Verfaillie, effective Feb. 20, 2003 (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).†

24.
Supplemental Retirement Plan Letter Agreement for Charles W. Burson, dated April 7, 2001 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).†

11	Omitted — see Item 8 - Note 20 - Earnings (Loss) per Share.

12	Omitted

13	Omitted

14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers are available on our Web site at www.monsanto.com.

16	Omitted

18	Omitted

21	Subsidiaries of the Registrant.

22	Omitted

23	1.	Consent of Independent Registered Public Accounting Firm (Monsanto Company).

	2.	Consent of Independent Registered Public Accounting Firm (Renessen LLC).

24	Omitted

31.	1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

99	Computation of Ratio of Earnings to Fixed Charges.

†	Represents management contract or compensatory plan or arrangement.