Form 10-Q
period 2004-11-30
MONSANTO CO /NEW/
filed 2005-01-10
CIK 1110783

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Nov. 30, 2004

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16167


                                MONSANTO COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                43-1878297
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

            800 North Lindbergh Blvd.,                   63167
                  St. Louis, MO                        (Zip Code)
   (Address of principal executive offices)

                                 (314) 694-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 266,273,747 shares of Common Stock, $0.01 par value, outstanding as of Jan. 4, 2005.


--------------------------------------------------------------------------------

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------


TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION                                                                                            Page
-----------------------------------------------------------------------------------------------------------------------------
Item 1.               Financial Statements                                                                                2
                          Statement of Consolidated Operations                                                            3
                          Condensed Statement of Consolidated Financial Position                                          4
                          Statement of Consolidated Cash Flows                                                            5
                          Notes to Consolidated Financial Statements                                                      6
Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations              19
                          Overview                                                                                       19
                          Results of Operations -- First Quarter Fiscal Year 2005                                        21
                          Seeds and Genomics Segment                                                                     24
                          Agricultural Productivity Segment                                                              25
                          Restructuring                                                                                  27
                          Financial Condition, Liquidity, and Capital Resources                                          28
                          Outlook                                                                                        31
                          Critical Accounting Policies and Estimates                                                     35
                          New Accounting Standards                                                                       36
                          Cautionary Statements: Risk Factors Regarding Forward-Looking Statements                       36
Item 3.               Quantitative and Qualitative Disclosures About Market Risk                                         40
Item 4.               Controls and Procedures                                                                            40

PART II--OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------------------------
Item 1.               Legal Proceedings                                                                                  41
Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                                        43
Item 5.               Other Information                                                                                  43
Item 6.               Exhibits                                                                                           44
SIGNATURE                                                                                                                45
EXHIBIT INDEX                                                                                                            46


MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

--------------------------------------------------------------------------------


Item 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months ended Nov. 30, 2004, and Nov. 30, 2003, the Condensed Statement of Consolidated Financial Position as of Nov. 30, 2004, and Aug. 31, 2004, the Statement of Consolidated Cash Flows for the three months ended Nov. 30, 2004, and Nov. 30, 2003, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to "ROUNDUP and other glyphosate-based herbicides" mean both branded and non-branded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

MONSANTO COMPANY                                                                                 FIRST QUARTER 2005 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------


Statement of Consolidated Operations

------------------------------------------------------------------------------------------------- ---------------------------
Unaudited                                                                                             Three Months Ended
                                                                                                           Nov. 30,
                                                                                                  ------------- -------------
(Dollars in millions, except per share amounts)                                                       2004          2003
------------------------------------------------------------------------------------------------- ------------- -------------
Net Sales                                                                                         $  1,098      $  1,028
  Cost of goods sold                                                                                   598           560
------------------------------------------------------------------------------------------------- ------------- -------------
Gross Profit                                                                                           500           468
Operating Expenses:
  Selling, general and administrative expenses                                                         260           277
  Bad-debt expense                                                                                      10            18
  Research and development expenses                                                                    132           116
  Adjustment of goodwill                                                                                --            69
  Restructuring charges -- net                                                                           1            29
------------------------------------------------------------------------------------------------- ------------- -------------
Total Operating Expenses                                                                               403           509
Income (Loss) from Operations                                                                           97           (41)
  Interest expense                                                                                      25            21
  Interest income                                                                                        5             4
  Solutia-related charge (see Note 15)                                                                 284            --
  Other expense -- net                                                                                  23            25
------------------------------------------------------------------------------------------------- ------------- -------------
Loss from Continuing Operations Before Income Taxes                                                   (230)          (83)
  Income tax benefit                                                                                  (104)           (6)
------------------------------------------------------------------------------------------------- ------------- -------------
Loss from Continuing Operations                                                                       (126)          (77)
------------------------------------------------------------------------------------------------- ------------- -------------
------------------------------------------------------------------------------------------------- ------------- -------------
Discontinued Operations (see Note 17):
  Loss from operations of discontinued businesses                                                       --           (28)
  Income tax benefit                                                                                   (86)           (8)
------------------------------------------------------------------------------------------------- ------------- -------------
------------------------------------------------------------------------------------------------- ------------- -------------
Income (Loss) on Discontinued Operations                                                                86           (20)
------------------------------------------------------------------------------------------------- ------------- -------------
------------------------------------------------------------------------------------------------- ------------- -------------
Net Loss                                                                                          $    (40)     $    (97)
------------------------------------------------------------------------------------------------- ------------- -------------

Basic and Diluted Earnings (Loss) per Share:
  Loss from continuing operations                                                                 $ (0.48)      $  (0.29)
  Income (loss) on discontinued operations                                                           0.33          (0.08)
------------------------------------------------------------------------------------------------- ------------- -------------
Net Loss                                                                                          $ (0.15)      $  (0.37)
------------------------------------------------------------------------------------------------- ------------- -------------


Weighted Average Shares Outstanding:
  Basic and Diluted                                                                                  264.6          262.1


Dividends per Share                                                                               $    --       $    0.13


The accompanying notes are an integral part of these consolidated financial statements.


MONSANTO COMPANY                                                                                FIRST QUARTER 2005 FORM 10-Q
----------------------------------------------------------------------------------------------------------------------------

Condensed Statement of Consolidated Financial Position

----------------------------------------------------------------------------------------------------------------------------
                                                                                             As of Nov. 30,   As of Aug. 31,
Unaudited                                                                                    --------------   --------------
(Dollars in millions, except share amounts)                                                      2004             2004
-----------------------------------------------------------------------------------------------------------   --------------
Assets
Current Assets:
  Cash and cash equivalents                                                                  $  1,553         $  1,037
  Short-term investments                                                                          100              300
  Trade receivables -- net of allowances of $251 and $250, respectively                         1,397            1,684
  Miscellaneous receivables                                                                       321              295
  Deferred tax assets                                                                             460              397
  Inventories (see Note 6)                                                                      1,452            1,154
  Other current assets                                                                             90               64
----------------------------------------------------------------------------------------------------------    --------------
Total Current Assets                                                                            5,373            4,931
Property, Plant and Equipment -- Net                                                            2,084            2,087
Goodwill -- Net (see Note 7)                                                                      868              720
Other Intangible Assets -- Net (see Note 7)                                                       471              454
Other Assets                                                                                    1,203              972
----------------------------------------------------------------------------------------------------------    --------------
Total Assets                                                                                 $  9,999         $  9,164
----------------------------------------------------------------------------------------------------------    --------------
Liabilities and Shareowners' Equity
Current Liabilities:
  Short-term debt                                                                            $    239         $    433
  Accounts payable                                                                                373              326
  Deferred revenues                                                                               549               16
  Grower accruals                                                                                 102                1
  Miscellaneous short-term accruals                                                             1,141            1,118
----------------------------------------------------------------------------------------------------------    --------------
----------------------------------------------------------------------------------------------------------    --------------
Total Current Liabilities                                                                       2,404            1,894
Long-Term Debt                                                                                  1,070            1,075
Postretirement Liabilities                                                                        651              687
Solutia-Related Reserve (see Note 15)                                                             223               --
Other Liabilities                                                                                 265              250
Commitments and Contingencies (see Note 15)
Shareowners' Equity:
  Common stock (authorized: 1,500,000,000 shares, par value $0.01)
     Issued 274,778,879 and 272,682,836 shares, respectively;
     Outstanding 265,530,637 and 264,413,343 shares, respectively                                   3                3
  Treasury stock, 9,248,242 and 8,269,493 shares, respectively, at cost                          (301)            (266)
  Additional contributed capital                                                                8,373            8,315
  Retained deficit                                                                             (1,685)          (1,645)
  Accumulated other comprehensive loss                                                           (986)          (1,132)
  Reserve for ESOP debt retirement                                                                (18)             (17)
----------------------------------------------------------------------------------------------------------    --------------
Total Shareowners' Equity                                                                       5,386            5,258
----------------------------------------------------------------------------------------------------------    --------------
Total Liabilities and Shareowners' Equity                                                    $  9,999         $  9,164
----------------------------------------------------------------------------------------------------------    --------------


The accompanying notes are an integral part of these consolidated financial statements.


MONSANTO COMPANY                                                                                 FIRST QUARTER 2005 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------

Statement of Consolidated Cash Flows

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                             Three Months Ended
                                                                                                           Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2004          2003
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Loss                                                                                         $    (40)     $    (97)
 Adjustments to reconcile cash provided (required) by operations:
  Items that did not require (provide) cash:
   Depreciation and amortization expense                                                               109           114
   Adjustment to goodwill                                                                               --            69
   Impairment of assets included in discontinued operations                                             --            29
   Bad-debt expense                                                                                     10            18
   Noncash restructuring                                                                                --            13
   Deferred income taxes                                                                              (249)          139
   Gain on disposal of investments and property -- net                                                  (4)           --
   Equity affiliate expense -- net                                                                       6            11
   Solutia-related charge (see Note 15)                                                                284            --
   Other items that did not require (provide) cash                                                      11            --
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
   Trade receivables                                                                                   893           981
   Inventories                                                                                        (221)         (123)
   Accounts payable and accrued liabilities                                                              6           (72)
   PCB litigation settlement payments                                                                   --          (400)
   Solutia-related payments (see Note 15)                                                              (21)           --
   Pension contributions                                                                               (60)          (25)
   Other items                                                                                          45             4
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operations                                                                        769           661
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments                                                                   201           230
Acquisition of businesses, net of cash acquired                                                       (158)           --
Technology and other investments                                                                        (9)          (11)
Capital expenditures                                                                                   (39)          (51)
Other investments and property disposal proceeds                                                         6             7
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                                                1           175
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Financing Activities:
Net change in short-term financing                                                                     (22)          (73)
Long-term debt proceeds                                                                                  5            80
Long-term debt reductions                                                                             (208)          (26)
Payments on other financing                                                                             (1)           (1)
Treasury stock purchases                                                                               (35)          (55)
Stock option exercises                                                                                  45            28
Dividend payments                                                                                      (38)          (34)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Required by Financing Activities                                                             (254)          (81)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                              516           755
Cash and Cash Equivalents at Beginning of Period                                                     1,037           281
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $  1,553      $  1,036
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

See Note 14 -- Supplemental Cash Flow Information -- for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

--------------------------------------------------------------------------------


NOTE 1.        BACKGROUND AND BASIS OF PRESENTATION

--------------------------------------------------------------------------------

Monsanto Company is a leading global provider of agricultural products for farmers. Monsanto produces leading seed brands, including DEKALB and ASGROW, and develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto provides other seed companies with genetic material and biotechnology traits for their seed brands. The company also makes ROUNDUP herbicide and other herbicides. Monsanto's seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity and reduce the costs of farming. Monsanto also provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and traits businesses and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In fiscal year 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company's European wheat and barley business were sold. As a result of the exit plans, these businesses have been presented as discontinued operations. See Note 17 -- Discontinued Operations -- for further details. The restated financial statements have been prepared in compliance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three months ended Nov. 30, 2004, and Nov. 30, 2003, the Statement of Consolidated Operations has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment.

Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia, which is now a subsidiary of Pfizer. Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004. Financial information for the first three months of fiscal year 2005 should not be annualized because of the seasonality of the company's business.


NOTE 2.        NEW ACCOUNTING STANDARDS

--------------------------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS 123, Monsanto elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Monsanto did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The provisions of SFAS 123R will be adopted by Monsanto using the modified prospective method beginning Sept. 1, 2005.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on Monsanto's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to Monsanto until fiscal year 2006. The company is currently evaluating the effect that the manufacturer's deduction will have in subsequent years. The FASB also issued
FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by Monsanto cannot be determined. See Note 8 -- Income Taxes -- for additional disclosures in accordance with FSP 109-2.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003, and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 was effective for Monsanto's first quarter of fiscal year 2005. Monsanto has estimated a reduction of the postretirement benefit obligation of approximately $14 million. The reduction in annual benefit cost is estimated at approximately $2 million. Final authoritative guidance could require the company to change previously reported information.


NOTE 3.  BUSINESS COMBINATIONS

--------------------------------------------------------------------------------

In September 2004, Monsanto acquired the canola seed assets of Advanta Seeds (Advanta) from Advanta B.V., including the Advanta Seeds brand in Canada and the Interstate Seed brand in the United States, for $50 million in cash (net of cash acquired). The addition of these canola seed businesses reinforces Monsanto's commitment to the canola industry and is intended to strengthen Monsanto's ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the results of this acquisition were included in the company's consolidated financial statements. Advanta's business operations and employees were integrated into the Seeds and Genomics segment upon acquisition.

In first quarter 2005, Monsanto formed American Seeds, Inc. (ASI), a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio Corp. (Channel Bio), for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities to be paid at a later date. Channel Bio is a U.S. seed company that sells, markets and distributes corn and soybean seeds through three brands: Crow's Hybrid Corn Company, Midwest Seed Genetics, Inc. and Wilson Seeds. The acquisition of Channel Bio is expected to provide Monsanto with additional opportunity for growth by accelerating the delivery of technology advances through Channel Bio's strong customer relationships, local brands and quality service. The transaction was completed on Nov. 15, 2004, from which time the results of this acquisition were included in the company's consolidated financial statements. As part of ASI, Channel Bio's business operations were added to the Seeds and Genomics segment results upon acquisition.

The purchase price allocations for Advanta and Channel Bio as of Nov. 30, 2004, were preliminary and are summarized in the aggregate in the following table. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations was not considered to be significant.


MONSANTO COMPANY                                                                                FIRST QUARTER 2005 FORM 10-Q
----------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Aggregate
(Dollars in millions)                                                                                        Acquisitions
----------------------------------------------------------------------------------------------------------------------------
Current assets                                                                                              $       84
Property, plant and equipment                                                                                        5
Goodwill                                                                                                           134
Other intangible assets                                                                                             42
In-process research and development                                                                                 12
----------------------------------------------------------------------------------------------------------------------------
Total assets acquired                                                                                              277
----------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                                                 77
Other liabilities                                                                                                   25
----------------------------------------------------------------------------------------------------------------------------
Total liabilities assumed                                                                                          102
----------------------------------------------------------------------------------------------------------------------------
Net assets acquired                                                                                         $      175
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

These acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. In addition to the purchase amounts stated above, the company paid transaction costs of $4 million and recorded estimated integration costs of $2 million. The primary items that generated the goodwill are the direct-to-farmer distribution network of Channel Bio, the value of the acquired assembled workforces, and the premium paid by the company for the right to control the businesses acquired. None of the goodwill is deductible for tax purposes.

The acquired identifiable intangible assets of $42 million have a weighted-average useful life of approximately 10 years. The intangible assets that make up that amount include acquired biotechnology intellectual property of $23 million to be amortized on a straight-line basis over lives ranging from four to seven years, germplasm of $10 million to be amortized on a straight-line basis over 20 years, and trademarks and other intangibles of $9 million to be amortized on a straight-line basis over lives ranging from four to 12 years. Charges of $12 million were recorded in research and development (R&D) expenses in first quarter 2005 for the write-off of acquired in-process R&D (IPR&D). Management believes the technological feasibility of the IPR&D has not been established and that the research has no alternative future uses. Accordingly, the amounts allocated to IPR&D are required to be expensed immediately under generally accepted accounting principles.


NOTE 4.        RESTRUCTURING

-----------------------------------------------------------------------------------------------------------------------------

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2004          2003
-----------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                                                $     --      $     --
Adjustment of goodwill                                                                                  --           (69)
Restructuring charges -- net(1, 2)                                                                      (1)          (29)
-----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Income Taxes                                                     (1)          (98)
Income tax benefit                                                                                      20            11
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                                                                19           (87)
Loss from operations of discontinued businesses(3)                                                      --           (33)
Income tax benefit                                                                                      --             9
-----------------------------------------------------------------------------------------------------------------------------
Loss on Discontinued Operations                                                                         --           (24)
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $     19      $   (111)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

(1) The restructuring charges for the three months ended Nov. 30, 2003, include reversals of $1 million related to the 2000 restructuring plan.
(2) The $1 million of restructuring charges for the three months ended Nov. 30, 2004, was recorded in the Agricultural Productivity segment.
(3) First quarter of fiscal year 2004 contains restructuring charges related to discontinued businesses (see Note 17 - Discontinued Operations). These restructuring charges were recorded in discontinued operations.

Fiscal Year 2004 Restructuring Plan

On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that sector matures globally. The company has further concentrated its resources on its core seeds

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

and traits businesses. These plans included (1) reducing costs associated with the company's ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the impairment of goodwill in the global wheat business of $69 million (see Note 7 -- Goodwill and Other Intangible Assets). In fiscal year 2005, the company incurred charges of $1 million pretax to complete the restructuring actions under this plan. No further actions are planned in 2005.

In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 8 -- Income Taxes -- and Note 17 -- Discontinued Operations -- for further discussion of the $86 million tax benefit recorded in discontinued operations.

First quarter fiscal year 2004 pretax charges of $63 million were comprised of $56 million related to the Seeds and Genomics segment ($23 million in continuing operations and $33 million in discontinued operations) and $7 million related to the Agricultural Productivity segment. These charges include $20 million pretax related to work force reductions, $42 million pretax in asset impairments (excluding the $69 million impairment of goodwill related to the global wheat reporting unit), and $1 million pretax in costs associated with facility closures.

Charges incurred in connection with the fiscal year 2004 restructuring plan were accounted for under SFAS 144 and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The company's written human resource policies are indicative of an ongoing benefit arrangement in respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the scope of SFAS 146 and should be accounted for in accordance with the accounting pronouncement applicable to the company's arrangement. Monsanto accounted for its severance packages under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which addresses the accounting for other employee benefits.

The following table displays a roll forward of the liability established for restructuring expense from Sept. 1, 2004, to Nov. 30, 2004:

----------------------------------------------------------------------------------------------------------------------------
                                                                           Work Force         Facility
(Dollars in millions)                                                      Reductions         Closures           Total
----------------------------------------------------------------------------------------------------------------------------
Continuing Operations:
   Beginning liability as of Aug. 31, 2004                               $      44         $       1         $     45
   Restructuring liability                                                       1                --                1
   Cash payments                                                               (12)               (1)             (13)
   Reclassification of reserves to other balance sheet accounts:
    Long-term liability                                                         (5)               --               (5)
----------------------------------------------------------------------------------------------------------------------------
Ending liability as of Nov. 30, 2004                                     $      28         $      --         $     28
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


NOTE 5.        CUSTOMER FINANCING PROGRAM

--------------------------------------------------------------------------------

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------


Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the three months ended Nov. 30, 2004, and Nov. 30, 2003.

Customer loans sold through the financing program totaled $60 million for the first quarter of fiscal year 2005 and $15 million for the first quarter of fiscal year 2004. The loan balance outstanding as of Nov. 30, 2004, and Aug. 31, 2004, was $150 million and $222 million, respectively. The first-loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Nov. 30, 2004, and Aug. 31, 2004, less than $1 million of loans sold through this financing program were delinquent. As of Nov. 30, 2004, and Aug. 31, 2004, Monsanto recorded its guarantee liability at less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

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


NOTE 6.        INVENTORIES

-----------------------------------------------------------------------------------------------------------------------------

Components of inventories were:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              As of Nov. 30,   As of Aug. 31,
                                                                                              --------------   --------------
(Dollars in millions)                                                                             2004             2004
-----------------------------------------------------------------------------------------------------------    -------------
Finished Goods                                                                                $    679         $    477
Goods In Process                                                                                   528              436
Raw Materials and Supplies                                                                         270              266
-----------------------------------------------------------------------------------------------------------    -------------
Inventories at FIFO Cost                                                                         1,477            1,179
Excess of FIFO over LIFO Cost                                                                      (25)             (25)
-----------------------------------------------------------------------------------------------------------    -------------
Total                                                                                         $  1,452         $  1,154
-----------------------------------------------------------------------------------------------------------    -------------
-----------------------------------------------------------------------------------------------------------    -------------


NOTE 7.        GOODWILL AND OTHER INTANGIBLE ASSETS

--------------------------------------------------------------------------------

In first quarter 2004, the company's decision to exit the European wheat and barley business required an evaluation for potential impairment of goodwill and other intangible assets related to the company's global wheat business. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The second step of the impairment assessment was completed during the quarter ended Nov. 30, 2003, and resulted in the $69 million impairment of goodwill specific to the wheat reporting unit. The fiscal year 2004 annual goodwill impairment test was performed as of March 1, 2004, and no indications of goodwill impairment existed as of that date.


Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2005, by segment, are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                    Seeds and    Agricultural
(Dollars in millions)                                                                Genomics    Productivity     Total
----------------------------------------------------------------------------------------------------------------------------
Balance as of Aug. 31, 2004                                                        $    645      $     75      $    720
Acquisition Activity (see Note 3)                                                       134            --           134
Effect of Foreign Currency Translation Adjustments                                       14            --            14
----------------------------------------------------------------------------------------------------------------------------
Balance as of Nov. 30, 2004                                                        $    793      $     75      $    868
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

Information regarding the company's other intangible assets is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                       As of Nov. 30, 2004                                As of Aug. 31, 2004
                          -----------------------------------------------    -----------------------------------------------
                            Carrying       Accumulated                          Carrying       Accumulated
(Dollars in millions)        Amount        Amortization        Net               Amount        Amortization        Net
-------------------------------------------------------------------------    -----------------------------------------------
Germplasm                 $    606      $     (441)       $    165           $    590       $     (423)       $    167
Acquired Biotechnology
  Intellectual Property        447            (231)            216                423             (218)            205
Trademarks                      89             (28)             61                 85              (26)             59
Other                           48             (19)             29                 42              (19)             23
-------------------------------------------------------------------------    -----------------------------------------------
Total                     $  1,190      $     (719)       $    471           $  1,140       $     (686)       $    454
-------------------------------------------------------------------------    -----------------------------------------------
-------------------------------------------------------------------------    -----------------------------------------------

The increases in other intangible assets during the first quarter of 2005 primarily resulted from the acquisitions of Advanta and Channel Bio. See Note 3 -- Business Combinations -- for further discussion of these acquisitions.

Total amortization expense of other intangible assets was $28 million in first quarter of fiscal year 2005 and $31 million in first quarter of fiscal year 2004 (exclusive of $1 million amortization expense recorded in discontinued
operations in first quarter 2004). Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.


NOTE 8.        INCOME TAXES

--------------------------------------------------------------------------------

The sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations related to the impairment of goodwill in the global wheat business recorded in first quarter 2004. The remaining $86 million recorded in discontinued operations was primarily related to the goodwill write-off at the date of adoption of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, has been written off during the quarter ended Nov. 30, 2004.

The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Monsanto may elect to apply this provision to qualifying earnings repatriations in either the remainder of fiscal year 2005 or in fiscal year 2006. As of Nov. 30, 2004, Monsanto has not recorded deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because Monsanto intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision. The range of possible amounts that the company is currently considering eligible for repatriation is between zero and $500 million. As of Nov. 30, 2004, the related potential range of income tax cannot be reasonably estimated.


NOTE 9.        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

--------------------------------------------------------------------------------

Monsanto's business and activities expose it to a variety of market risks, including risks related to changes in commodity prices for seed inventories purchased from growers, foreign-currency exchange rates, interest rates and, to a lesser degree, security prices and natural gas prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. Monsanto's overall objective

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

in holding derivatives is to minimize the risks by using the most effective methods to eliminate or reduce the effects of these exposures. Monsanto accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities.

The company hedges a portion of its net investment in Brazilian subsidiaries and reported after-tax losses of $8 million and $3 million in the first quarter of fiscal year 2005 and fiscal year 2004, respectively. These losses are included in accumulated other comprehensive loss.


NOTE 10.       POSTRETIREMENT BENEFITS -- PENSIONS, HEALTH CARE AND OTHER

--------------------------------------------------------------------------------

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

The company's net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

----------------------------------------------------------------------------------------------------------------------------
Pension Benefits                                                                                 Three Months Ended Nov. 30,
                                                                                                 ---------------------------
(Dollars in millions)                                                                                 2004         2003
----------------------------------------------------------------------------------------------------------------------------
Service Cost for Benefits Earned During the Period                                                $      9      $      7
Interest Cost on Benefit Obligation                                                                     23            22
Assumed Return on Plan Assets                                                                          (27)          (24)
Amortization of Unrecognized Net Loss                                                                    9             6
----------------------------------------------------------------------------------------------------------------------------
Total Net Periodic Benefit Cost                                                                   $     14      $     11
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Health Care and Other Postretirement Benefits                                                    Three Months Ended Nov. 30,
                                                                                                 ---------------------------
(Dollars in millions)                                                                                 2004          2003
----------------------------------------------------------------------------------------------------------------------------
Service Cost for Benefits Earned During the Period                                                $      3      $      2
Interest Cost on Benefit Obligation                                                                      5             5
Amortization of Unrecognized Net Loss                                                                    1             1
-----------------------------------------------------------------------------------------------------------------------------
Total Net Periodic Benefit Cost                                                                   $      9      $      8
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Monsanto contributed $60 million to its pension plan in the three months ended Nov. 30, 2004. As of Nov. 30, 2004, management does not plan to make additional contributions to the company's pension plan in fiscal year 2005. However, pending management's assessment of 2005 results of operations, the company may reassess planned contributions to its pension plan. In the three months ended Nov. 30, 2003, pension plan contributions were $25 million.


NOTE 11.       STOCK-BASED COMPENSATION PLANS

--------------------------------------------------------------------------------

As permitted by current accounting literature, the company has elected to follow the guidance of APB 25 for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto option plans in which Monsanto employees participate. For further details, please refer to the disclosures in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

Had stock-based compensation expense for these plans been determined based on the fair value consistent with the method of SFAS 148, Accounting for

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

Stock-Based Compensation -- Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, Monsanto's net loss and net loss per share would have been adjusted to the pro forma amounts indicated as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions, except per share amounts)                                                       2004          2003
-----------------------------------------------------------------------------------------------------------------------------
Net Loss:
  As reported                                                                                     $    (40)     $    (97)
  Less: Total stock-based employee compensation expense
  determined under fair-value-based method for all awards, net of tax                                   (6)           (2)
-----------------------------------------------------------------------------------------------------------------------------
  Pro forma                                                                                       $    (46)     $    (99)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss per Share:
  As reported                                                                                     $  (0.15)     $   (0.37)
  Pro forma                                                                                          (0.17)         (0.38)
-----------------------------------------------------------------------------------------------------------------------------

As discussed in Note 2 -- New Accounting Standards, SFAS 123R was issued in December 2004, which replaced SFAS 123. SFAS 123R is effective for Monsanto beginning Sept. 1, 2005.


NOTE 12.       COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income
(loss) is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended Nov. 30,
                                                                                               -----------------------------
(Dollars in millions)                                                                             2004             2003
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                                    $    106         $    (26)
----------------------------------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive loss are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                              As of Nov. 30,  As of Aug. 31,
                                                                                              --------------  --------------
(Dollars in millions)                                                                             2004             2004
------------------------------------------------------------------------------------------------------------  --------------
Accumulated foreign currency translations                                                      $   (649)        $   (824)
Net unrealized gains on investments, net of taxes                                                     8                9
Net accumulated derivative loss, net of taxes                                                       (46)             (18)
Minimum pension liability, net of taxes                                                            (299)            (299)
------------------------------------------------------------------------------------------------------------    ------------
Accumulated Other Comprehensive Loss                                                           $   (986)        $ (1,132)
------------------------------------------------------------------------------------------------------------    ------------


NOTE 13.       LOSS PER SHARE

--------------------------------------------------------------------------------

Because Monsanto reported a loss from continuing operations for the three months ended Nov. 30, 2004, and Nov. 30, 2003, SFAS No. 128, Earnings per Share, requires diluted loss per share to be calculated using weighted-average common shares outstanding, excluding dilutive potential common shares. If diluted EPS were computed taking into account the effect of dilutive potential common shares, the number of shares that would be included in the calculation of dilutive EPS is noted in the table below. Potential common shares consist of stock options using the treasury stock method and are excluded if their effect is antidilutive. Dilutive potential common shares noted below exclude stock options of approximately 1.9 million and 1.8 million for the three months ended Nov. 30, 2004, and Nov. 30, 2003, respectively. These potential common shares were excluded because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended Nov. 30,
                                                                                                 ---------------------------
                                                                                                     2004          2003
----------------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares                                                             264.6        262.1
Dilutive potential common shares                                                                       5.0          3.7
----------------------------------------------------------------------------------------------------------------------------

NOTE 14.       SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended Nov. 30,
                                                                                                 ---------------------------
(Dollars in millions)                                                                                2004          2003
----------------------------------------------------------------------------------------------------------------------------
Interest                                                                                          $      9     $     10
Taxes                                                                                                   15           62
----------------------------------------------------------------------------------------------------------------------------

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. Through Nov. 30, 2004, the company purchased 9.2 million shares for $301 million.

NOTE 15.       COMMITMENTS AND CONTINGENCIES

--------------------------------------------------------------------------------

Solutia Inc.: The following discussion provides new and updated information regarding proceedings related to Solutia Inc. (Solutia). Other information with respect to Solutia matters appears in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

As described in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities are referred to as "Solutia's Assumed Liabilities." Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

The following  updates some of the  proceedings in Solutia's  bankruptcy:

o The stay of all litigation agreed to by all parties in the bankruptcy proceedings remains in force and effect, subject to any party's right to issue a termination notice. As of the filing date of this report, no termination notice has been issued by any party.

o Monsanto timely filed its proof of claim on Nov. 29, 2004. Monsanto alleged claims against Solutia for (i) breach of the Distribution Agreement; (ii) failure to defend, indemnify and hold Monsanto harmless for all tort liabilities and obligations associated with the chemicals business formerly operated by Pharmacia; (iii) failure to defend, indemnify and hold Monsanto harmless for all environmental liabilities and obligations associated with the chemicals business formerly operated by Pharmacia; (iv) failure to perform all of its obligations under a global settlement agreement entered into in connection with the Abernathy and Tolbert cases, and related agreements in certain lawsuits which were pending in federal and state courts in Alabama; (v) Solutia's potential failure to fulfill all obligations related to retiree benefits associated with the chemicals business formerly operated by Pharmacia; and (vi) other claims arising based upon Solutia's failure to pay, perform or discharge obligations to Monsanto, including payment for goods, services, and commitments under appeal bonds. The claim was filed in an amount of not less than $90

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

     million, together with additional damages in amounts yet to be determined. Due to the complexity of Monsanto's claims, the Bankruptcy Court's order establishing a claims bar date expressly permits Monsanto the right to amend its claim under certain conditions.

Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia's Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia's and Monsanto's interests until that issue is resolved, pursuant to Monsanto's obligation to indemnify Pharmacia, Monsanto has on an interim basis assumed the management and defense of certain third-party tort litigation and funded some of Solutia's environmental obligations. In the process of managing such litigation and environmental liabilities, and through Monsanto's involvement in the bankruptcy process, Monsanto has determined that it is probable that Monsanto will incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses can now be reasonably estimated. In December, Monsanto determined that it is appropriate to establish a reserve for such expenses based on the best estimates by Monsanto's management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million was recorded in Monsanto's first quarter fiscal 2005 results, of which $263 million was accrued ($40 million in current liabilities and $223 million in other liabilities) and $21 million was paid in cash. Monsanto believes that the charge, based on what is known at the time of filing this report, represents the discounted cost that Monsanto would expect to incur in connection with these litigation and environmental matters. However, the degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge is uncertain. Discussions between and among the various parties involved in the Solutia bankruptcy will continue for some time and a formal reorganization plan must ultimately be affirmed by several constituencies and the Bankruptcy Court. Monsanto's actual costs may be materially different from this estimate.

The potential liabilities reflected in the charge relate to third-party tort litigation and environmental remediation for sites Solutia never owned or operated and for sites beyond the property lines of its current operations. See below for a description of some of the significant litigation and environmental matters reflected in the charge. Monsanto expects to pay for such liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites.

The charge does not reflect any insurance reimbursements or any recoveries Monsanto might receive through the bankruptcy process and may not reflect all potential liabilities and expenses that Monsanto may incur in connection with Solutia's bankruptcy. In particular, additional litigation or environmental matters that are not reflected in the charge may arise in the future, and Monsanto may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and Monsanto, if Solutia refuses to do so.

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's third-party tort litigation, and below is disclosure of the significant third-party tort proceedings reflected in such charge. The following proceedings were previously described in Item 3 -- Legal Proceedings of Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

Twelve cases pending in federal or state court in Alabama, which involve a total of 41 plaintiffs, claim personal injury or property damage allegedly arising from exposure to polychlorinated biphenyls (PCBs) discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and was transferred to Solutia. One such case, Cole v. Monsanto, was filed by 12 plaintiffs in U.S. District Court for the Northern District of Alabama as a purported class action involving a class of individuals allegedly not included within the global settlement for the Tolbert and Abernathy cases.

Pharmacia is a defendant to a case filed by the Commonwealth of Pennsylvania, which is pending in the Commonwealth Court of Pennsylvania and related to the Transportation and Safety Building (T & S Building) in Harrisburg, Pennsylvania. In June 1994, a fire broke out in the T & S Building. The Commonwealth claims that PCBs in the building's fireproofing contaminated the building and necessitated its demolition and temporary relocation of Commonwealth employees. The Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. Solutia defended the litigation pursuant to its obligations under the Distribution Agreement. The jury returned a verdict of $90 million against Pharmacia, which was reduced to $45 million by the trial court. Solutia appealed the verdict to the Supreme Court of Pennsylvania, for which oral argument was heard on May 11, 2004.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

Seventeen PCB cases are now pending in Mississippi seeking damages for personal injury and/or property damage caused by exposure to PCBs, including compensatory and punitive damages, in unspecified amounts. All of these cases were filed in state court in Hinds County and Copiah County. The 1,654 plaintiffs in 16 of these cases are either present or former employees of an electrical transformer manufacturing facility located in Crystal Springs, Mississippi, or present or former residents of the Crystal Springs community. All cases have been removed to the U.S. District Court for the Southern District of Mississippi. Motions to remand have been filed in each removed case. On Sept. 29, 2004, in the first case removed to federal court, the District Court denied the plaintiffs' motion to remand. In addition, on Dec. 30, 2003, a wrongful death case was filed against Monsanto in the Circuit Court of Hinds County on behalf of three beneficiaries for damages allegedly arising from their decedent's exposure to PCBs in the course of his work as an electrician in the Ingall's shipyard in Pascagoula, Mississippi. The case was removed to federal court, and a motion to remand was recently denied by the federal court. No trial dates have been scheduled.

Miscellaneous receivables of $80 million remain recorded as of Nov. 30, 2004 ($19 million was recorded in miscellaneous receivables and $61 million was recorded in other assets), for the anticipated insurance reimbursement for a portion of the settlement amount paid by Monsanto in connection with the global settlement of the Abernathy and Tolbert cases, which is described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's environmental liabilities, and below is disclosure of the significant environmental matters reflected in the charge. The following environmental matters were previously described in Item 3 -- Legal Proceedings of Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

In May 2002, the U.S. Environmental Protection Agency (EPA) sent Monsanto and Solutia a "notice of potential liability and offer to negotiate for removal action" regarding dioxin in the Kanawha River in Putnam and Kanawha counties, West Virginia, which was premised on Pharmacia's former operations at its Nitro, West Virginia, manufacturing facility. The EPA, Monsanto and Pharmacia have negotiated a consent order under which Monsanto is preparing an Engineering Evaluation/Cost Analysis Report, which will contain the results of Monsanto's investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments. The degree to which Monsanto, Solutia and Pharmacia, as opposed to third parties, could ultimately be responsible for costs associated with this matter is unclear.

Based on Solutia's failure to perform its environmental obligations, on March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Sauget, Illinois, and Anniston, Alabama sites under existing orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remedial work until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked. Monsanto anticipates that work will continue under the administrative orders related to Sauget through calendar year 2005, after which Monsanto expects the EPA to issue a Record of Decision identifying further remedial activities.

Other Litigation: Monsanto is defending and prosecuting litigation in its own name. Monsanto is also defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility under the Separation Agreement. Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. While the ultimate liabilities resulting from such lawsuits and claims may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto's consolidated financial position or liquidity.

The determination to disclose the following proceeding in this note to the consolidated financial statements was made after consideration of recent developments in the case and consideration of Monsanto's criteria for evaluating the likelihood of incurring a liability.

On June 3, 1999, AgrEvo Environmental Health, n/k/a Aventis Environmental Science (AgrEvo) filed a suit in the U.S. District Court for the Southern District of New York against The Scotts Company (Scotts) and Pharmacia seeking damages and injunctive relief for alleged antitrust violations by Scotts and Pharmacia and alleged tortious interference of contract by Pharmacia that

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

included a supply agreement for the active ingredient for the Finale(R) consumer herbicide. AgrEvo claims that Scotts' subsequent agreement to become the exclusive sales and marketing agent for Pharmacia's ROUNDUP lawn-and-garden business violated its agreement with AgrEvo and that Pharmacia and Scotts agreed that Scotts would divest Finale(R) to a weaker competitor in connection with the ROUNDUP deal. Pursuant to its obligation under the Separation Agreement, Monsanto is defending Pharmacia in this matter. On Oct. 25, 2004, the court granted Monsanto summary judgment on the state law claims but denied the defendants' motions for summary judgment on the antitrust claims. A trial is scheduled for Feb. 22, 2005.

Guarantees: There have been no significant changes to guarantees made by Monsanto since Aug. 31, 2004. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 -- Commitments and Contingencies -- of the notes to consolidated financial statements contained in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 5 -- Customer Financing Program -- of this Form 10-Q. Information regarding Monsanto's indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia's Assumed Liabilities can be found above.

NOTE 16.       SEGMENT INFORMATION

--------------------------------------------------------------------------------

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, residential lawn-and-garden products, and environmental technologies businesses. Sales between segments were not significant. Segment data is presented in the table that follows.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended Nov. 30,
                                                                                                 ---------------------------
(Dollars in millions)                                                                                2004          2003
----------------------------------------------------------------------------------------------------------------------------
Net Sales(1)
    Corn seed and traits                                                                          $    224     $    186
    Soybean seed and traits                                                                            177          169
    All other crops seeds and traits                                                                    60           30
----------------------------------------------------------------------------------------------------------------------------
  Total Seeds and Genomics                                                                        $    461     $    385
----------------------------------------------------------------------------------------------------------------------------
    ROUNDUP and other glyphosate-based herbicides                                                 $    429     $    429
    All other agricultural productivity products                                                       208          214
----------------------------------------------------------------------------------------------------------------------------
  Total Agricultural Productivity                                                                 $    637     $    643
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $  1,098     $  1,028
----------------------------------------------------------------------------------------------------------------------------


EBIT(2)
  Seeds and Genomics                                                                              $     15     $    (96)
  Agricultural Productivity                                                                           (225)          30
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $   (210)    $    (66)
----------------------------------------------------------------------------------------------------------------------------


Depreciation and Amortization Expense
  Seeds and Genomics(3)                                                                           $     63     $     65
  Agricultural Productivity                                                                             46           49
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $    109     $    114
----------------------------------------------------------------------------------------------------------------------------

(1)  Represents net sales from continuing operations.
(2) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes; see the following table for reconciliation.
(3)  Does not include the $69 million adjustment of goodwill in fiscal year
     2004.
                                       17

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------


A reconciliation of EBIT to net income (loss) for each quarter follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended Nov. 30,
                                                                                                 ---------------------------
(Dollars in millions)                                                                                2004          2003
----------------------------------------------------------------------------------------------------------------------------
EBIT                                                                                              $   (210)    $    (66)
Interest Expense -- Net                                                                                (20)         (17)
Income Tax Benefit                                                                                    (104)          (6)
----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                                                                       (126)         (77)
Discontinued Operations:
  Loss from operations of discontinued businesses                                                       --          (28)
  Income tax benefit                                                                                   (86)          (8)
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) on Discontinued Businesses                                                                86          (20)
----------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                          $    (40)    $    (97)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

NOTE 17.       DISCONTINUED OPERATIONS

--------------------------------------------------------------------------------

As discussed earlier in Note 4 -- Restructuring, on Oct. 15, 2003, Monsanto announced plans to (1) exit the European breeding and seed business for wheat and barley and (2) discontinue the plant-made pharmaceuticals program. As a result, under SFAS 144, these businesses have been presented as discontinued operations. Accordingly, for the three months ended Nov. 30, 2004, and Nov. 30, 2003, the Statement of Consolidated Operations has been conformed to this presentation. As of Nov. 30, 2004, there were no remaining assets and liabilities of these businesses, and thus there was no impact on the Condensed Statement of Consolidated Financial Position. These businesses were previously reported as part of the Seeds and Genomics segment.

The following  amounts related to the European wheat and barley business and the
plant-made   pharmaceuticals   program  have  been  segregated  from  continuing
operations and reflected as discontinued operations:

----------------------------------------------------------------------------------------------------------------------------

                                                                                                Three Months Ended Nov. 30,
----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                               2004           2003
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                        $    --       $     15
Loss from operations of discontinued businesses                                                       --            (28)
Income tax benefit                                                                                   (86)            (8)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) on discontinued operations                                                         $    86       $    (20)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


In fiscal year 2004, the sale of assets associated with the European wheat and barley business to Rodez, France-based RAGT Genetique, S.A. (RAGT) was finalized. This divestiture resulted in a net loss of approximately $3 million before taxes recorded in loss from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs. The divestiture also generated a tax loss deductible in either the United Kingdom or the United States. In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill write-off at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. See Note 4 -- Restructuring -- for discussion of the $20 million tax benefit recorded in continuing operations and
Note 8 -- Income Taxes -- for further discussion of the tax benefit.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

OVERVIEW

--------------------------------------------------------------------------------

Background

Monsanto Company is a leading global provider of agricultural products for farmers. We produce leading seed brands, including DEKALB and ASGROW, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also make ROUNDUP herbicide and other herbicides. Our seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics. Unless otherwise indicated, "Monsanto," "the company," "we," "our," and "us" are used interchangeably to refer to Monsanto Company and its consolidated subsidiaries, as appropriate to the context.

We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture, lawn-and-garden herbicide products, and environmental technologies businesses. In fiscal year 2004, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with our European wheat and barley business were sold. As a result of the exit plans, these businesses have been presented as discontinued operations. See Note 17 -- Discontinued Operations -- for further details. The restated financial statements have been prepared in compliance with the provisions of SFAS 144. Accordingly, for the three months ended Nov. 30, 2004, and Nov. 30, 2003, the Statement of Consolidated Operations has been conformed to this presentation. These businesses were previously reported as part of the Seeds and Genomics segment.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This Quarterly Report on Form 10-Q should also be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004. Financial information for the first three months of fiscal year 2005 should not be annualized because of the seasonality of our business. Unless otherwise noted, all amounts and analyses are based on continuing operations. The notes to the consolidated financial statements that are referenced throughout MD&A are included in Part I -- Item 1 -- Financial Statements -- of this Quarterly Report on Form 10-Q.

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

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operations and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation.

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Executive Summary

Consolidated Operating Results -- Net sales increased to $1.1 billion in first quarter 2005 from $1 billion in the comparable prior-year quarter. Sales increased $76 million in the Seeds and Genomics segment and decreased $6 million in the Agricultural Productivity segment. We experienced sales improvements in corn seed in Europe and Brazil, corn and soybean traits in the United States, and cotton traits in Australia. Sales of ROUNDUP and other glyphosate-based herbicides were flat in the quarter-over-quarter comparison. Higher sales of ROUNDUP and other glyphosate-based herbicides in Brazil and Europe were offset by lower sales of ROUNDUP in the United States. Sales of all other agricultural productivity products slightly declined primarily because of lower POSILAC bovine somatotropin sales, which were nearly offset by higher sales in our environmental technologies businesses. Total company gross profit as a percent of sales was flat for the quarter-over-quarter comparison despite a decline in gross profit as a percent of sales for the Agricultural Productivity segment. First quarter 2005 operating expenses decreased 21 percent, or $106 million, primarily because of the global wheat goodwill impairment of $69 million and higher restructuring charges of $28 million in first quarter 2004. We recorded a charge of $284 million, or $0.68 per share, associated with certain liabilities in connection with the Solutia bankruptcy in first quarter 2005 (see Note 15 -- Commitments and Contingencies). Also, in first quarter 2005, we recorded a deferred tax benefit of $106 million, or $0.40 per share, as a result of the loss incurred on the European wheat and barley business (see Note 8 -- Income Taxes). Of this tax benefit, $20 million was recorded in continuing operations, and $86 million was recorded in discontinued operations. The first quarter 2005 net loss of $40 million, or $0.15 per share, improved from a net loss of $97 million, or $0.37 per share, in the comparable prior-year quarter. For further details, see the "Results of Operations," "Seeds and Genomics Segment," and "Agricultural Productivity Segment" sections of MD&A.

Financial Condition, Liquidity, and Capital Resources -- As of Nov. 30, 2004, the balance of cash and cash equivalents was more than $1.5 billion, which increased when compared with the balance outstanding as of Aug. 31, 2004, of approximately $1 billion. In first quarter 2005, we formed American Seeds, Inc.
(ASI), which acquired Channel Bio Corp. (Channel Bio), and we acquired the North American canola seed assets of Advanta Seeds (Advanta) from Advanta B.V. These acquisitions required a cash outlay of $158 million. We also made $60 million in voluntary pension contributions and purchased $35 million of our shares in first quarter 2005. In first quarter 2004, we contributed $400 million toward the PCB litigation settlement, purchased $55 million of our shares and made $25 million in voluntary pension contributions. For first quarter 2005, net cash provided by operations was $769 million compared with $661 million in the comparable prior-year quarter. Net cash provided by investing activities was $1 million in 2005 and $175 million in the comparable 2004 quarter. As a result, our free cash flow as defined in the "Financial Measures" section was $770 million in first quarter 2005 compared with $836 million in the comparable 2004 quarter. Total debt outstanding decreased approximately $200 million between Nov. 30, 2004, and Aug. 31, 2004, primarily because certain medium-term notes matured in first quarter 2005. See the "Financial Condition, Liquidity, and Capital Resources" section of MD&A for a more detailed discussion.

Outlook -- We are continuing to evolve to a company led by its strengths in seeds and biotechnology traits as a means of delivering value to our customers. We aim to continually improve our products to maintain market leadership and to support near-term performance. We are focused on solving problems in new ways for farmers and bringing second-generation traits to the market, such as BOLLGARD II, and pipeline products in advanced stages, such as ROUNDUP READY Flex cotton. We are also focused on providing farmers with multiple solutions in one seed, or "stacking" more than one trait in a seed. Our capabilities in biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. We aspire to bring new solutions to our customers' unmet needs, for example crops with improved oil and protein composition and with drought tolerance. The viability of our product pipeline depends in part on the speed of regulatory approvals globally. As a key determinant of our ability to launch new products, we have focused on aspects of the process we can control. This has resulted in programs such as the Brazil value capture system, which makes it possible to collect a royalty on our ROUNDUP READY soybeans even though the longer-term regulatory system there is still evolving. Concurrent to this activity in the Seeds and Genomics segment, we are focused on reducing the costs associated with our agricultural chemistry business as that sector matures globally. ROUNDUP remains the market leader; however, the mix of our glyphosate products sold reflects the increased competitive dynamics of the marketplace.

We are required to indemnify Pharmacia for Solutia's Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia's Assumed Liabilities. See Note 15 -- Commitments and Contingencies and Part II -- Item 1 -- Legal Proceedings for further details. Accordingly, we recorded a charge of $284 million for litigation and environmental liabilities we expect to incur in connection with Solutia's bankruptcy of which $21 million was paid in cash in first quarter

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

2005. The charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process.

Refer to the "Outlook" section of MD&A for a more detailed discussion of the opportunities, challenges and risks we have identified for our business.

In October 2004, we announced that return on capital (ROC) would be a new financial measure starting in fiscal year 2005. We intend to improve ROC through continued optimization of the ROUNDUP business, while accelerating the seeds and traits businesses. Additionally, we expect our compounded annual earnings per share growth rate to somewhat increase in fiscal year 2005 from the fiscal year 2004 earnings per share base, excluding restructuring charges for both years, the Solutia-related charge and the tax benefit on the loss from the European wheat and barley business in 2005, and the goodwill impairment and discontinued operations in 2004. We expect the earnings per share growth to be driven by greater acreage penetration of biotech traits, the use of more than one trait per acre, and pricing flexibility in our seeds and traits businesses. The factors described in the "Cautionary Statements: Risk Factors Regarding Forward-Looking Statements" section of MD&A represent continuing risks to this expectation.

RESULTS OF OPERATIONS -- FIRST QUARTER FISCAL YEAR 2005

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three Months Ended
                                                                                                                Nov. 30,
                                                                                                          ------------------
                                                                                                            2004     2003
----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                                 $  1,098   $ 1,028
Gross Profit                                                                                                   500       468
Operating Expenses:
  Selling, general and administrative expenses                                                                 260       277
  Bad-debt expense                                                                                              10        18
  Research and development expenses                                                                            132       116
  Adjustment of goodwill                                                                                        --        69
  Restructuring charges -- net                                                                                   1        29
----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                                       403       509
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                                                                   97       (41)
  Interest expense -- net                                                                                       20        17
  Solutia-related charge (see Note 15)                                                                         284        --
  Other expense -- net                                                                                          23        25
----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Income Taxes                                                           (230)      (83)
  Income tax benefit                                                                                          (104)       (6)
----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                                                                               (126)      (77)
Discontinued Operations:
    Loss from operations of discontinued businesses                                                             --       (28)
    Income tax benefit                                                                                         (86)       (8)
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) on Discontinued Operations                                                                        86       (20)
----------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                  $    (40)  $   (97)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) per Share:
  Loss from continuing operations                                                                         $  (0.48)  $ (0.29)
  Income (loss) on discontinued operations                                                                    0.33     (0.08)
----------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                  $  (0.15)  $ (0.37)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

The following factors affected the quarter-to-quarter comparison of Monsanto's first quarter continuing operations:

Net sales increased 7 percent in first quarter 2005 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 20 percent, and were slightly offset by a 1 percent sales decline in our Agricultural Productivity segment. For a more detailed discussion of the factors affecting the net sales comparison, see the "Executive Summary," "Seeds and Genomics Segment" and the "Agricultural Productivity Segment" sections.

Gross profit also increased 7 percent in first quarter 2005. In first quarter 2005, the Seeds and Genomics segment represented 42 percent of total company net sales and 57 percent of total company gross profit. Total company gross profit as a percent of sales was 46 percent for both three-month periods. Gross profit as a percent of sales for the Seeds and Genomics segment was 61 percent for both three-month periods. Higher cotton trait revenues in Australia and increased ROUNDUP READY soybean trait pricing in the United States in first quarter 2005,

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

and the favorable quarter-over-quarter effect of the decision to exit the Argentine soybean seed business in first quarter 2004, offset higher inventory handling expenses for corn seed in the United States and Europe. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 2 percentage points to 34 percent in first quarter 2005 primarily because of the POSILAC product allocation (see the "Agricultural Productivity Segment" and "Outlook" sections of MD&A for a more detailed explanation) and an unfavorable product mix in first quarter 2005 for the environmental technologies businesses.

Operating expenses decreased 21 percent, or $106 million, in first quarter of 2005 from the prior-year comparable quarter primarily because of the global wheat goodwill impairment and higher restructuring charges in 2004.

Selling, general and administrative (SG&A) expenses decreased 6 percent, or $17 million, for the three-month comparison primarily because of 2005 savings in the United States and Europe as a result of restructuring charges in fiscal 2004, lower selling expenses in the United States, and lower overall spending in Argentina. The European savings related to prior-year restructuring actions were nearly offset by the effect of exchange rates on European SG&A expenses in first quarter 2005. As a percent of net sales, SG&A expenses decreased 3 percentage points to 24 percent in first quarter 2005.

Bad-debt expense decreased $8 million, or 44 percent, to $10 million in first quarter 2005 compared with the same quarter a year ago. Bad-debt expense in first quarter 2005 was recorded in the normal course of business across various world areas. We recorded higher bad-debt expense in first quarter 2004 for exposures related to estimated uncollectible Argentine accounts receivable after performing a thorough review of our past-due trade receivables. In fiscal year 2004, we continued to restructure our Argentine business model and to monitor unfavorable economic and business conditions.

Research and development (R&D) expenses increased 14 percent, or $16 million, in first quarter 2005 from the comparable prior-year quarter. In first quarter 2005, we formed ASI, which acquired Channel Bio, and acquired Advanta (see Note 3 -- Business Combinations -- for additional details of these acquisitions). We recorded charges of $12 million related to these acquisitions for the write-off of acquired in-process R&D (IPR&D). Management believes the technological feasibility of the acquired IPR&D has not been established and that the research has no alternative future uses. Accordingly, the amounts allocated to IPR&D are required to be expensed immediately under generally accepted accounting principles. As a percent of net sales, R&D expenses increased 1 percentage point to 12 percent in first quarter 2005.

In first quarter of fiscal year 2004, we recognized a $69 million noncash goodwill adjustment related to our global wheat business. Our decision to exit the European wheat business required us to re-evaluate the goodwill related to the wheat reporting unit for impairment. See Note 7 -- Goodwill and Other Intangible Assets -- for additional information.

Restructuring charges -- net were recorded in both three-month periods. We recorded $1 million of restructuring charges in first quarter 2005 to complete the restructuring actions under our fiscal year 2004 restructuring plan. We do not expect additional charges related to our fiscal year 2004 restructuring plan in 2005. In the prior-year quarter, we began recording charges related to our fiscal year 2004 restructuring plan, with $30 million recorded within continuing operations and $33 million recorded within discontinued operations. Our first quarter 2004 restructuring charges were reduced by $1 million in restructuring reversals related to our past restructuring plans. For a further discussion, see the "Restructuring" section of MD&A.

In first quarter 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge is based on the best estimates by our management with input from our legal and other outside advisors. Discussions between and among the various parties involved in the Solutia bankruptcy will continue for some time, and a formal reorganization plan must ultimately be affirmed by several constituencies and the bankruptcy court. We believe that this charge, based on what is known at the time of filing this report, represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, given the current status of Solutia's bankruptcy proceedings, actual costs to the company may be materially different from this estimate. See Note 15 -- Commitments and Contingencies -- for further details.

Other expense -- net decreased $2 million for the quarter to $23 million. The quarter-over-quarter fluctuations for equity affiliate expense and foreign-currency transaction losses were each favorable by $5 million. Our equity affiliate expense, primarily related to our Renessen LLC (Renessen) joint venture, decreased $5 million to $6 million in first quarter 2005 because of lower payroll costs as a result of a prior-year reorganization, and improved cost management. This joint venture is owned and funded 50-50 with Cargill, Incorporated. It was formed to develop and market products for the grain

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

processing and animal feed industries. Net foreign-currency transaction losses decreased $5 million to $3 million. Further, we recognized $4 million of other income during first quarter 2005 related to gains that were realized upon the sale of equity securities. In first quarter 2005, we established a $15 million reserve for legal proceedings (unrelated to Solutia's Assumed Liabilities) that we believed were probable and reasonably estimable as of Nov. 30, 2004.

Income tax benefit increased $98 million quarter over quarter, whereas the effective tax rate increased to 45 percent from 7 percent in the prior-year quarter. The current-year quarter includes a tax benefit of $20 million in continuing operations as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 8 -- Income Taxes). The first quarter 2005 effective tax rate was also affected by the $284 million Solutia-related charge and the $12 million nondeductible IPR&D write-off. In first quarter 2004, the $69 million goodwill adjustment and, to a lesser extent, charges related to our fiscal year 2004 restructuring plan significantly affected the quarterly effective tax rate comparison. Without these items, our effective tax rate would have been 30 percent in first quarter 2005, which would have been an improvement of 2 percentage points over first quarter 2004. This improvement was primarily the result of a realignment of the company's European business operations.

The factors above explain the change in loss from continuing operations. In first quarter 2005, we recorded income on discontinued operations of $86 million. As discussed in Note 8, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.40 per share, in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill adjustment related to our global wheat business recorded in continuing operations in fiscal year 2004. Since the goodwill adjustment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill write-off at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, has been written off during the quarter ended Nov. 30, 2004.

The loss on discontinued operations was $20 million in first quarter of 2004, reflecting a portion of our fiscal year 2004 restructuring plan charges. Operating activities slightly offset these charges. For further details of our discontinued operations, see Note 17 -- Discontinued Operations.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

SEEDS AND GENOMICS SEGMENT

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months Ended
                                                                                                            Nov. 30,
                                                                                                    ------------------------
                                                                                                        2004        2003
----------------------------------------------------------------------------------------------------------------------------
Net Sales
  Corn seed and traits                                                                              $    224      $    186
  Soybean seed and traits                                                                                177           169
  All other crops seeds and traits                                                                        60            30
----------------------------------------------------------------------------------------------------------------------------
Total Net Sales                                                                                     $    461      $    385
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Gross Profit
  Corn seed and traits                                                                              $    129      $    120
  Soybean seed and traits                                                                                115            99
  All other crops seeds and traits                                                                        39            16
----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                                                  $    283      $    235
----------------------------------------------------------------------------------------------------------------------------
EBIT(1)                                                                                             $     15      $    (96)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 16 -- Segment Information -- and the "Financial Measures" section of MD&A for further details.

Seeds and Genomics Financial Performance -- First Quarter Fiscal Year 2005

Net sales of corn seed and traits increased 20 percent, or $38 million, in first quarter 2005. Higher corn seed sales in Europe and Brazil, and corn trait sales in the United States drove the sales increase. Corn seed sales in the Europe-Africa region, primarily South Africa, increased because of stronger market performance and timing. The sales timing was a shift in sales volume from fourth quarter 2004 to first quarter 2005 versus sales recorded in the comparable prior-year periods. The average net selling price increased in South Africa because of the favorable effect of the South African rand exchange rate and improved product mix. Net sales of corn seed in Brazil increased in the quarter-over-quarter comparison because of an increase in branded volume related to timing. As a result of farmers delaying their planting decisions, sales shifted from fourth quarter 2004 to first quarter 2005 versus sales recorded in the comparable prior-year periods. An improved product mix consisting of higher-value products also contributed to the Brazilian corn seed sales increase in first quarter 2005. Sales of corn traits in the United States improved because of a fiscal year 2005 increase in ROUNDUP READY corn trait pricing and, to a lesser extent, higher licensed trait volume as a result of growth in stacked traits and increased trait penetration. Gross profit as a percent of sales for corn seed and traits decreased 7 percentage points to 58 percent in the quarter-over-quarter comparison primarily because of higher inventory handling expenses recorded in the United States and Europe.

Soybean seed and trait net sales increased 5 percent, or $8 million, in the current-year quarter. This increase was primarily driven by a fiscal year 2005 price increase for ROUNDUP READY soybean traits in the United States, which resulted in both higher trait royalties from licensees and branded trait revenues. The sales increase in the United States was somewhat offset by the quarter-over-quarter impact of deciding to exit the soybean seed business in Argentina in December 2003, which was completed in fiscal year 2004. However, the decision to exit the Argentine soybean seed business had a positive impact on the gross profit comparison from a quarter-over-quarter perspective, in addition to the trait price increase in the United States. Gross profit for soybean seed and traits increased 16 percentage points, or $16 million, in first quarter 2005, and gross profit as a percent of sales increased 6 percentage points to 65 percent in the quarter-over-quarter comparison.

All other crops seed and trait net sales of $60 million in first quarter 2005 doubled compared with $30 million in the prior-year quarter primarily because of higher cotton trait sales in Australia. The number of hectares planted with cotton in Australia in first quarter 2005 increased substantially from first quarter 2004 primarily because of drought weather conditions and the related lack of available water for irrigation in 2004. The majority of Australia's cotton is grown with the use of irrigated water. The market penetration of our cotton traits doubled in the quarter-over-quarter comparison. In addition, in first quarter 2005, BOLLGARD II comprised all of our insect-protected trait acreage in Australia, whereas in 2004, in its introductory year, it was half of the insect-protected trait acreage. Prior to BOLLGARD II approval, the
Australian government had restricted cotton plantings with a single Bt gene trait to a maximum 30 percent of the country's total cotton plantings. The combination of removing this cap on biotechnology cotton plantings with increased farmer experience and acceptance of our BOLLGARD II cotton traits and a higher availability of product supply in first quarter 2005 resulted in the increased cotton trait penetration. We also increased the price of our BOLLGARD II cotton traits in fiscal year 2005.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

EBIT for the Seeds and Genomics segment increased $111 million to $15 million in first quarter 2005 compared with a loss of $96 million in the 2004 quarter. The sales increases discussed throughout this section resulted in $48 million higher gross profit in first quarter 2005, which contributed significantly toward the EBIT improvement. Gross profit as a percent of sales for this segment was flat in the quarter-over-quarter comparison at 61 percent. Total operating expenses for the Seeds and Genomics segment decreased $56 million. In first quarter 2004, we recorded a goodwill adjustment related to our global wheat business of $69 million and $23 million in restructuring charges related to the fiscal year 2004 restructuring plan. Somewhat offsetting the quarter-over-quarter operating expense improvement, SG&A and R&D expenses increased in first quarter 2005 because of higher sales and marketing expenses and the IPR&D write-off related to the Channel Bio and Advanta acquisitions.

AGRICULTURAL PRODUCTIVITY SEGMENT
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months Ended
                                                                                                            Nov. 30,
                                                                                                    ------------------------
                                                                                                        2004        2003
----------------------------------------------------------------------------------------------------------------------------
Net Sales
ROUNDUP and other glyphosate-based herbicides                                                       $    429      $    429
All other agricultural productivity products                                                             208           214
----------------------------------------------------------------------------------------------------------------------------
    Total Net Sales                                                                                 $    637      $    643
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Gross Profit
ROUNDUP and other glyphosate-based herbicides                                                       $    154      $    156
All other agricultural productivity products                                                              63            77
----------------------------------------------------------------------------------------------------------------------------
    Total Gross Profit                                                                              $    217      $    233
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
EBIT(1)                                                                                             $   (225)     $     30
----------------------------------------------------------------------------------------------------------------------------

(1) Earnings (loss) from continuing operations before cumulative effect of accounting change, interest and income taxes. See Note 16 -- Segment Information -- and the "Financial Measures" section of MD&A for further details.

Agricultural Productivity Financial Performance--First Quarter Fiscal Year 2005

Net sales of ROUNDUP and other glyphosate-based herbicides were flat for the quarter-to-quarter comparison. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased approximately 10 percent while the average net selling price declined approximately 9 percent in first quarter 2005. Brazil and Europe were the largest contributors to the sales volume improvement of ROUNDUP and other glyphosate-based herbicides. The decline in average net selling price was primarily related to an unfavorable mix shift and, to a lesser extent, a price reduction of certain mid-tier products in the United States. Excluding the United States, the average net selling price of ROUNDUP and other-glyphosate-based herbicides improved primarily because of the worldwide supply of and demand for generic glyphosate in addition to various other factors discussed below. The supply of generic glyphosate from China continued to grow somewhat, but was constrained because of major energy and raw material shortages and accompanying price increases.

Sales volumes of ROUNDUP herbicides in Brazil increased substantially in first quarter 2005 compared with the same quarter in 2004 because of timing and improved market conditions. As a result of farmers delaying their planting decisions, sales shifted from fourth quarter 2004 to first quarter 2005 versus sales recorded in the comparable prior-year periods. Also, the average net selling price of ROUNDUP increased in Brazil because of price increases for our branded products and a shift in our product mix to higher-priced branded products. ROUNDUP and other glyphosate-based herbicide sales increased in Europe primarily because of favorable foreign exchange rates, favorable quarter-over-quarter weather conditions and timing. The weather conditions most notably improved in France where we experienced drought conditions in the prior-year quarter compared with more normal conditions in the 2005 quarter. We experienced a delay in the German season in fiscal year 2004 as farmers awaited the launch of a new formulation, which shifted sales from first quarter to second quarter 2004.

Quarter-over-quarter sales of ROUNDUP herbicides in the United States decreased substantially primarily because of a shift of sales volume to our lower-priced branded products and non-branded products. Additionally, the average net selling price of ROUNDUP herbicides declined significantly in first quarter 2005 as a result of the mix shift and, to a lesser extent, a price decrease that was taken in August 2004 for certain mid-tier branded products. In the prior-year quarter, we sold higher volumes of our high-tier ROUNDUP WEATHERMAX product in the United States. Whereas in the current-year quarter, sales volumes of our ROUNDUP ORIGINAL MAX product in the United States increased over the comparative prior-year quarter. ROUNDUP ORIGINAL MAX was introduced in the United States in first quarter 2004. The first fiscal quarter is not the primary glyphosate selling season in the United States. However, in the United States, we expect

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

the fiscal year 2005 mix to continue to be unfavorable compared with the mix of fiscal year 2004 and the average net selling price of ROUNDUP to be slightly lower in fiscal year 2005.

Sales of animal agriculture products decreased because of the POSILAC product allocation due to a combination of factors, including our supplier's need to make corrections and improvements at its manufacturing facility in Austria. Sandoz GmbH manufactures the finished dose formulation of POSILAC and is our sole supplier of the finished dose formulation until we receive U.S. Food and Drug Administration (FDA) approval at our Augusta, Georgia facility. Sandoz is making corrections and improvements at its facility in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz's facility and further identified in a March 2004 FDA warning letter to Sandoz. The reduction in doses of POSILAC available for sale has required us to allocate available supplies. In second quarter fiscal year 2004, we notified our customers that supplies of POSILAC would be temporarily limited. We expect the supply of POSILAC to be limited well into 2005 with incremental increases in supply occurring over time. This allocation is expected to have a material adverse effect on POSILAC revenues as long as it continues. The sales decline of the POSILAC business was nearly offset by sales increases for the environmental technologies businesses. The environmental technologies businesses net sales increased in first quarter 2005 because of several major projects that were in progress in the United States and China; there were no major projects in the comparable prior-year quarter.

EBIT for the Agricultural Productivity segment decreased $255 million to a loss of $225 million in first quarter 2005. The largest driver of the EBIT downside was the $284 million Solutia-related charge recorded in first quarter 2005. Gross profit as a percent of sales for the Agricultural Productivity segment declined 2 percentage points to 34 percent in first quarter 2005 primarily because of the POSILAC product allocation and an unfavorable product mix in first quarter 2005 for the environmental technologies businesses. Offsetting the gross profit decline were lower operating expenses of $50 million. Operating expenses for the Agricultural Productivity segment declined primarily because of lower SG&A expenses in the United States and Argentina and, to a lesser extent, lower first quarter 2005 bad-debt expense in Argentina.

Our Agreement with Scotts

In 1998, Pharmacia (f/k/a Monsanto Company), which was transferred to us in connection with our separation from Pharmacia, entered into an agency and marketing agreement with The Scotts Company (Scotts) with respect to the lawn-and-garden herbicide business. Under the agreement, beginning in the fourth quarter of 1998, Scotts was obligated to pay us a $20 million fixed fee each year to defray costs associated with the lawn-and-garden business. Scotts deferred a specified amount of this fee, owed in each of the first three years of the agreement, and it is required to be paid in full, with interest, at later dates. We are accruing interest on the amounts owed by Scotts and including it in interest income. The total amount owed by Scotts, including accrued interest, was approximately $47 million as of Nov. 30, 2004, and $49 million as of Aug. 31, 2004. Scotts began paying these deferred amounts ($5 million per year in monthly installments) in October 2002. Additionally, if certain earnings targets are exceeded, Scotts' required payment may be increased above $25 million annually.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------


RESTRUCTURING

--------------------------------------------------------------------------------

Our results include  restructuring  activities that  significantly  affected net
income  (loss).   Restructuring  charges  were  recorded  in  the  Statement  of
Consolidated Operations as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2004          2003
-----------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                                                $     --       $     --
Adjustment of goodwill                                                                                  --            (69)
Restructuring charges -- net(1, 2)                                                                      (1)           (29)
-----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Income Taxes                                                     (1)           (98)
Income tax benefit                                                                                      20             11
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                                                                19            (87)
Loss from operations of discontinued businesses(3)                                                      --            (33)
Income tax benefit                                                                                      --              9
-----------------------------------------------------------------------------------------------------------------------------
Loss on Discontinued Operations                                                                         --            (24)
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $     19       $   (111)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

(1) The restructuring charges for the three months ended Nov. 30, 2003, include reversals of $1 million related to the 2000 restructuring plan.
(2) The $1 million of restructuring charges for the three months ended Nov. 30, 2004, was recorded in the Agricultural Productivity segment.
(3) First quarter of fiscal year 2004 contains restructuring charges related to discontinued businesses (see Note 17 - Discontinued Operations). These restructuring charges were recorded in discontinued operations.

Fiscal Year 2004 Restructuring Plan: In October 2003, we announced plans to continue to reduce costs primarily associated with our agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with our ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business (see Note 7 - Goodwill and Other Intangible Assets). Total restructuring charges related to these actions were $165 million pretax ($105 million aftertax) in fiscal year 2004. We incurred charges of $1 million pretax in the three months ended Nov. 30, 2004, to complete the restructuring actions under this plan. No further actions are planned in fiscal year 2005 related to this plan. We followed the accounting guidance in SFAS 88, SFAS 144 and SFAS 146 to record these actions (these accounting standards are defined in Notes 1 and 3 to the consolidated financial statements).

In first quarter 2005, we recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 17 -- Discontinued Operations and the "Results of Operations" section of MD&A for a further discussion of the $86 million tax benefit recorded in discontinued operations. See Note 4 -- Restructuring -- for the roll forward of the restructuring liability related to this plan from Sept. 1, 2004, to Nov. 30, 2004.

First quarter 2004 pretax charges of $63 million were comprised of $56 million related to the Seeds and Genomics segment ($23 million in continuing operations and $33 million in discontinued operations) and $7 million related to the Agricultural Productivity segment. These charges included $20 million pretax related to work force reductions, $42 million pretax in asset impairments (excluding the $69 million goodwill impairment), and $1 million pretax in costs associated with facility closures.

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

----------------------------------------------------------------------------------------------------------------------------

Working Capital and Financial Condition

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   As of
                                                                                      As of Nov. 30,             Aug. 31,
                                                                                ---------------------------     ------------
(Dollars in millions, except current ratio)                                         2004          2003             2004
-----------------------------------------------------------------------------------------------------------     ------------
Cash and cash equivalents                                                       $  1,553      $  1,036          $  1,037
Short-term investments                                                               100            --               300
Trade receivables -- net                                                           1,397         1,586             1,684
Inventories                                                                        1,452         1,350             1,154
Other current assets(1)                                                              871           861               756
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Assets                                                            $  5,373      $  4,833          $  4,931
-----------------------------------------------------------------------------------------------------------     ------------
Short-term debt                                                                 $    239      $    288          $    433
Accounts payable                                                                     373           290               326
Accrued liabilities(2)                                                             1,792         1,304             1,135
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Liabilities                                                       $  2,404      $  1,882          $  1,894
-----------------------------------------------------------------------------------------------------------     ------------
Working Capital(3)                                                              $  2,969      $  2,951          $  3,037
Current Ratio(3)                                                                  2.24:1        2.57:1            2.60:1
-----------------------------------------------------------------------------------------------------------     ------------
-----------------------------------------------------------------------------------------------------------     ------------

(1) Includes miscellaneous receivables, current deferred tax assets and other current assets.
(2) Includes accrued compensation and benefits, accrued marketing programs, deferred revenues, and miscellaneous short-term accruals.
(3) Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Nov. 30, 2004, compared with Aug. 31, 2004: Working capital decreased $68 million between Aug. 31, 2004, and Nov. 30, 2004, because of the following factors:

     o Accrued liabilities increased over $650 million of which $533 million was because of deferred revenues, which was driven by U.S. customer prepayments in first quarter 2005.

     o Trade receivables decreased $287 million. Collections in first quarter 2005 exceeded our sales. A portion of the collections was related to customer prepayments in the United States.

     o    We had lower investments of $200 million in short-term securities.

The decreases to working capital as of Nov. 30, 2004, compared with Aug. 31, 2004, were offset by these factors:

     o Cash and cash equivalents increased $516 million. We had strong cash collections throughout first quarter 2005. Customer prepayments in the U.S. seed and traits business for the upcoming growing season's products increased significantly. Customers paid for their products earlier in the season because of a stronger agricultural economy.

     o Inventory increased approximately $300 million between the respective periods primarily because the seasonality of our U.S. seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2004, and, to a lesser extent, because of the Channel Bio and Advanta acquisitions.

     o Short-term debt declined $194 million, which is discussed below in the "Capital Resources and Liquidity" section of MD&A.

Nov.  30, 2004,  compared  with Nov. 30, 2003:  Working  capital  increased  $18 million in the comparison between Nov. 30, 2004, and Nov. 30, 2003. The following factors increased working capital as of Nov. 30, 2004, compared with Nov. 30, 2003:

     o Cash and cash equivalents of approximately $1.6 billion as of Nov. 30, 2004, was evidence of the strong cash collections throughout first quarter 2005. In addition, as noted above, customer prepayments for the upcoming growing season's products in the United States increased significantly. There was also an increase in quarter-over-quarter customer prepayments because of growth in our seeds and traits businesses.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

     o Inventory increased approximately $100 million between the respective periods primarily because of higher U.S. seed inventory as a result of higher yields for corn and soybeans and in order to meet the requirements of the growing business. To a lesser extent, inventory increased because of the Channel Bio and Advanta acquisitions. POSILAC inventories increased in order to establish adequate inventory levels to support incremental increases in product supply and were offset by lower chemical inventories as a result of improved inventory management and SKU reductions.

The working capital increases were offset by these factors:

     o Accrued liabilities increased $488 million because of an increase in quarter-over-quarter customer prepayments. Additionally, the reduction in the Nov. 30, 2003, current tax liability related to the PCB litigation settlement was moved to the deferred tax asset account.

     o November-over-November trade receivables were lower by $189 million, which was partially attributable to a lower beginning balance despite higher net sales. Quarter-over-quarter collections decreased 3 percent in the current-year quarter. A decrease in collections for the U.S. chemicals business was somewhat offset by higher customer prepayments in the U.S. seeds and traits businesses. As discussed in the Report on Form 10-K for the fiscal year ended Aug. 31, 2004, fiscal year 2004 collections improved in the United States because more customers chose not to take advantage of extended terms in fiscal 2004. A higher amount of U.S. fourth quarter 2003 sales was collected in 2004 compared with fourth quarter 2004 sales that were collected in the same fiscal year as the sale.

Customer Financing Program: Monsanto refers certain of its interested U.S. customers to a third-party specialty lender that makes loans directly to Monsanto's customers. This $500 million revolving financing program allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations, and allows us to reduce our reliance on commercial paper borrowings. We received $60 million during first quarter 2005 and $15 million during first quarter 2004 from the proceeds of loans made to our customers through this financing program. Monsanto originates these customer loans on behalf of the third-party specialty lender, a special purpose entity
(SPE) that Monsanto consolidates, using Monsanto's credit guidelines approved by the lender. The loans are sold to multiseller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first-loss guarantee of up to $100 million.

As of Nov. 30, 2004, Aug. 31, 2004, and Nov. 30, 2003, the customer loans held by the QSPE and the QSPE's liability to the conduits was $150 million, $222 million, and $95 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Nov. 30, 2004, Monsanto's recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In January 2003, the FASB issued FIN 46 and amended it by issuing FIN 46R in December 2003. The SPE is included in our consolidated financial statements. Because QSPE's are excluded from the scope of FIN 46R and we do not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on our accounting for the customer financing program.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Cash Flow

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended Nov. 30,
                                                                                                 ---------------------------
(Dollars in millions)                                                                                 2004         2003
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operations                                                                   $    769      $    661
Net Cash Provided by Investing Activities                                                                1           175
----------------------------------------------------------------------------------------------------------------------------
Free Cash Flow(1)                                                                                      770           836
Net Cash Required by Financing Activities                                                             (254)          (81)
----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                              516           755
Cash and Cash Equivalents at Beginning of Period                                                     1,037           281
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $  1,553      $  1,036
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) Free cash flow represents the total of net cash provided or required by operations and provided or required by investing activities (see the "Financial Measures" section in MD&A for a further discussion).

Cash provided by operations improved $108 million in the quarter-over-quarter comparison. In first quarter 2004, we used cash of $400 million to fund Solutia's PCB litigation settlement as discussed in the Report on Form 10-K for the fiscal year ended Aug. 31, 2004. This amount was accrued in August 2003 and paid in September 2003. For the three months ended Nov. 30, 2004, and Nov. 30, 2003, we made voluntary pension contributions of $60 million and $25 million, respectively. At the time of filing this report, we are not planning to make additional pension contributions in fiscal year 2005. Cash required from the change in inventory increased $98 million in fiscal year 2005 because of higher yields and increased requirements as a result of growing the U.S. corn seed business and, to a lesser extent, the impact of the acquisitions. Cash provided from the change in trade receivables decreased $88 million in fiscal year 2005 primarily because of more normalized collections in fiscal year 2005. Further, the timing of our employee incentives negatively impacted cash provided by operations in the current-year quarter. Employee incentives were paid in first quarter 2005, and no incentives were paid in the prior-year quarter because of the fiscal year change and a related change to the timing of paying our employee incentive liabilities.

Cash provided by investing activities decreased $174 million in first quarter 2005. We used cash of $158 million for the Channel Bio and Advanta acquisitions in first quarter 2005. These acquisitions are explained in more detail in the "Capital Resources and Liquidity" section below. The timing of the maturities of our short-term investments provided $29 million less cash in first quarter 2005 compared with the prior-year quarter. Cash provided by maturities of investments was $201 million in 2005 and $230 million in 2004. Lastly, our capital expenditures were 24 percent, or $12 million, lower in first quarter 2005 compared with the prior-year quarter because of timing. We expect fiscal 2005 capital expenditures to be in the range of $250 million to $300 million compared with fiscal year 2004 capital spending of $210 million.

The amount of cash required by financing activities increased $173 million to $254 million in first quarter 2005. Cash required for long-term debt reductions was $208 million in first quarter 2005 compared with $26 million in first quarter 2004 (see the following section for a further explanation). We purchased shares under our three-year $500 million share purchase program in both quarters: $35 million in first quarter 2005 and $55 million in first quarter 2004. As of Nov. 30, 2004, $199 million was available for share purchase under the $500 million authorized amount. Stock option exercises provided $17 million of additional cash in the quarter-over-quarter comparison. Dividend payments increased 12 percent, or $4 million, in first quarter 2005. In May 2004, the board of directors approved an increase in the quarterly dividend from 13 cents per share to 14.5 cents per share, and in December 2004, approved an increase in the quarterly dividend to 17 cents per share.

Capital Resources and Liquidity

---------------------------------------------------------------------------------------------------------------------------
                                                                               As of Nov. 30,               As of Aug. 31,
                                                                          -------------------------------------------------
(Dollars in millions, except debt-to-capital ratio)                           2004             2003                2004
---------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                           $    239         $    288           $    433
Long-term debt                                                               1,070            1,222              1,075
Debt-to-capital ratio                                                          20%              23%                22%
---------------------------------------------------------------------------------------------------------------------------

Total debt outstanding decreased approximately $200 million between Nov. 30, 2004, and Aug. 31, 2004, primarily because certain medium-term notes matured in first quarter 2005. These medium-term notes were classified as short-term debt as of Aug. 31, 2004. Further, in first quarter 2005, the Statement of Consolidated Cash Flows presents the maturities as long-term debt reductions because the medium-term notes had maturities of greater than one year at inception.

Acquisitions: In September 2004, we acquired the canola seed assets of Advanta from Advanta B.V., including the Advanta Seeds brand in Canada and the

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Interstate Seed brand in the United States, for $50 million in cash (net of cash acquired). The addition of these canola seed businesses reinforces our commitment to the canola industry and is intended to strengthen our ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the results of this acquisition were included in our consolidated financial statements. Advanta's business operations and employees were integrated into the Seeds and Genomics segment upon acquisition.

In first quarter 2005, we formed American Seeds, Inc. (ASI), a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio, for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities to be paid at a later date. Channel Bio is a U.S. seed company that sells, markets and distributes corn and soybean seeds through three brands: Crow's Hybrid Corn Company, Midwest Seed Genetics, Inc. and Wilson Seeds. The acquisition of Channel Bio is expected to provide us with additional opportunity for growth by accelerating the delivery of technology advances through Channel Bio's strong customer relationships, local brands and quality service. The transaction was completed on Nov. 15, 2004, from which time the results of this acquisition were included in our consolidated financial statements. As part of ASI, Channel Bio's business operations were added to the Seeds and Genomics segment results upon acquisition.

In addition to cash paid related to the first-quarter 2005 acquisitions, we incurred $4 million for transaction costs. The purchase price allocation as of Nov. 30, 2004, was preliminary and is summarized in Note 3 -- Business Combinations. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on our consolidated results of operations was not considered to be significant. See Note 3 for a further discussion of the purchase accounting surrounding these acquisitions.

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

Under the Separation Agreement, we are required to indemnify Pharmacia for Solutia's Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia and 14 of its U.S. subsidiaries have filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and are seeking relief from paying certain liabilities, including Solutia's Assumed Liabilities. Solutia has disclaimed its obligations to defend pending or future litigation relating to Solutia's Assumed Liabilities and has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we have assumed the management and defense of certain of Solutia's third-party tort litigation and environmental matters. In the process of managing such litigation and environmental liabilities, we have determined that it is probable that we will incur some expenses related to such litigation and environmental liabilities and that the amount of such expenses can be reasonably estimated. Accordingly, we have recorded a charge in the amount of $284 million based on the best estimates by our management with input from our legal and other outside advisors. We believe that the charge, based on what is known at the time of filing this report, represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, our actual costs may be materially different from this estimate. Further, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Under the rules of the Securities and Exchange Commission (SEC), these contingent liabilities are considered to be an off-balance sheet arrangement. See Part I -- Item 1 -- Note 15 -- Commitments and Contingencies under the subheading "Solutia Inc." for further information regarding Solutia's Assumed Liabilities and the charge discussed above. Also see Part II -- Item 1 -- Legal Proceedings and Item 5 -- Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.


OUTLOOK

--------------------------------------------------------------------------------

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Our strategic actions will allow us to focus on continued growth in our seeds and traits businesses, while ROUNDUP and our other herbicides continue to make strong contributions to cash flow and income. Monsanto is continuing to evolve into a company led by its strengths in seeds and biotechnology traits as a means of delivering solutions to our customers. As we concentrate our resources on this growth sector of the agricultural industry, we are taking steps to reduce SG&A costs -- particularly those associated with our agricultural chemistry business as that sector matures globally. Monsanto remains the leading manufacturer of the best-selling herbicide, ROUNDUP, and maintains a very strong manufacturing cost position.

As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. To date, our research and marketing focus on crops grown on significant acreage: corn, cotton and oilseeds, which includes soybeans and canola. In fiscal year 2004, we made the decision to realign our research and development investments to accelerate the development of new and improved traits in these crops.

We will also focus geographically on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. These actions allow us to diversify our exposure to risk from changes in the marketplace.

Our financial strategy will continue to emphasize both earnings and cash flow, and we believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning cash to shareowners through vehicles such as investments that grow and expand the business, increasing our dividend rate and share repurchases. We have recently used our cash position for strategic acquisitions and technology investments, and will continue to evaluate acquisition opportunities that meet our strategic needs and technology arrangements that have the potential to increase the efficiency and effectiveness of our research and development efforts. Our board of directors increased our dividend rate three times (in April 2003, May 2004 and December
2004) by a cumulative total of 42 percent since Monsanto was spun off as an independent company in August 2002. We began our share repurchase program in fiscal year 2004. We expect to continue the share repurchase program until the earlier of July 2006 or such time as we have reached the $500 million amount authorized by the board of directors. Lastly, we also applied our strong cash position to continue to make voluntary contributions to our pension plan.

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

Seeds and Genomics

Monsanto has built a leading global position in seeds, and the successful integration of seed businesses acquired in the 1990s by our former parent has allowed us to improve our seed portfolio. We continue to make improvements in our base seed business, as advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality, yields and cost. The performance of Monsanto germplasm is reflected in market-share gains for both our branded and licensed seed businesses. We also use our genetic material to develop new varieties for other seed companies' brands.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. ASI intends to invest in independent seed businesses and operate them autonomously as subsidiaries. These investments will allow the operating companies of ASI to more rapidly connect their customers to significant innovations in genetics-based breeding and other new technologies while continuing to operate autonomously and locally, providing service to their customers and building value of their brands. Within our U.S. business, we now have three approaches to the market, each serving unique customers in unique ways: we are selling our branded DEKALB and Asgrow seeds through the distribution channel; we are licensing to more than 250 regional seed companies through our Holden's/Corn States business; and with the addition of ASI, we are now selling direct to farmers in localized markets. We more rapidly provide farmers choices for the newest technology in the distribution channels they rely on. Channel Bio, which was completed in first quarter 2005, was the first acquisition by ASI.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

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

Key near-term growth opportunities in our seeds and traits include:

          o Continued growth in Monsanto's branded and licensed seed market shares, through potential acquisitions, successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

          o Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden's/Corn States business and Cotton States business;

          o Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products;

          o    Ability to have  flexibility to price our traits in line with the
               value  growers  have   experienced  and  expect  to  continue  to
               experience from our traits; and

          o    The  commercialization  of  second-generation   traits,  such  as
               BOLLGARD II cotton and ROUNDUP READY Flex cotton.

We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business because it allows Monsanto to earn a greater share of the farmer's expenditures on each acre. Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. Stacked-trait cotton overtook single-trait cotton products in Monsanto's product mix in 2004 and 2003. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

We have completed the regulatory approval processes in the United States, Japan and Canada for YIELDGARD Plus with ROUNDUP READY Corn 2, Monsanto's three-way stacked product that includes the YIELDGARD Corn Borer, YIELDGARD Rootworm and ROUNDUP READY Corn 2 biotech traits. YIELDGARD Plus with ROUNDUP READY Corn 2 hybrids will be available for sale and planting in limited quantities in fiscal year 2005 with broader product availability in fiscal year 2006 in the United States. Monsanto corn products designed to be tolerant to the active ingredient in ROUNDUP agricultural herbicides are currently marketed as ROUNDUP READY Corn 2 in the United States.

We are working toward developing products to generate long-term growth. We believe our strategic head start in first- and second-generation input traits will give us a leadership position in developing output traits that provide consumer benefits and create value for the food industry. We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are pursuing strategies that enable growth even with delays in some global regulatory approvals. The Brazilian government passed a measure legalizing the planting and harvest of ROUNDUP READY soybeans in Brazil for the 2003-2004 crop year. In October 2004, this legislation was extended to the 2004-2005 crop year, pending approval by the president of Brazil. If he does not sign the provisional measure, or if a recently added provision on the collection of payments is not removed, it may require us to modify the collection process for the unlicensed use of our technology. We are prepared to make such modifications, if necessary. Monsanto

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

continues to work with the grain industry to collect payments for the use of our technology in Brazil. Soybean grain containing the ROUNDUP READY trait is sold to or by grain handlers into export markets. More than 95 percent of the grain handlers in two southern Brazilian states have a contract to collect a payment upon the delivery and sale of the soy grain containing the ROUNDUP READY trait. We have collected cash from grain handlers in these two states. The system had a slightly negative effect on our earnings in fiscal year 2004 because of start-up expenses and lower yields caused by drought. In fiscal year 2005, we expect the system to be a modest contributor to earnings. A similar grain-based system also may be applicable to other parts of Latin America. However, it is not certain that payments on ROUNDUP READY soybeans will be collected and be profitable in Brazil or other parts of Latin America. We continue to work to obtain long-term approval for the planing of ROUNDUP READY soybeans in Brazil.

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

Agricultural Productivity

In recent years, we have seen reduced revenues and earnings from ROUNDUP herbicides, which reflect both the overall decline in the agricultural chemicals market and the expiration of U.S. patent protection for the active ingredient in ROUNDUP in 2000. By aligning our infrastructure and costs with our expectations for the glyphosate herbicide market, however, we believe the ROUNDUP business can continue to be a significant and sustainable source of cash and income generation for Monsanto, even in the face of increased competition.

As expected, the market share and net average selling price of ROUNDUP herbicides in the United States have declined since the patent expired in 2000. Although prices may continue to decline in the future, we do not currently expect the decline in the future net average selling price to be as significant as it has been in recent years. We expect the net average selling price of ROUNDUP in the United States in fiscal 2005 to be slightly lower than the net average selling price for fiscal 2004. Further, we expect the U.S. ROUNDUP net average selling price in 2005 will start to settle in the range of historical pricing seen outside the United States. We also believe that we will be able to maintain our leadership position and continue to generate cash from this business. In postpatent markets around the world, ROUNDUP has maintained a leading market position and a price premium compared with generics. We will continue to support the market leadership of ROUNDUP with product innovations, superior customer service and logistics, low-cost manufacturing, further expansion of ROUNDUP READY crops and the ROUNDUP Rewards program.

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in ROUNDUP, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We continue to reduce production costs, and we are also achieving reductions in working capital through careful management of inventories. Several years ago, ROUNDUP distribution channel inventories had increased in the United States. However, U.S. ROUNDUP distribution channel inventory levels have been declining, for example levels as of Aug. 31, 2004, declined compared with Aug. 31, 2003.

Like most chemical herbicides, Monsanto's selective herbicides face declining markets and increasing competitive pressures, but they continue to complement our ability to offer fully integrated solutions, particularly in ROUNDUP READY corn. While rapid penetration of ROUNDUP READY corn in the United States has also had a negative effect on sales of Monsanto's selective corn herbicides, gross profit from the ROUNDUP READY trait and from the ROUNDUP used on these acres are significantly higher than the gross profit on the lost selective herbicide sales.

Our lawn-and-garden herbicide business remains a strong cash generator and supports Monsanto's brand equity in the marketplace. Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. The active ingredient for POSILAC is manufactured both at our new plant in Augusta, Georgia, and by Sandoz GmbH in Austria. Sandoz also manufactures the finished dose formulation of POSILAC, and is our sole supplier of the finished dose formulation until we obtain approval from the FDA to manufacture the finished dose formulation at Augusta. In second quarter of fiscal year 2004, we notified our customers that supplies of POSILAC would be temporarily limited because of a combination of factors, including the time needed for Sandoz to complete corrections and improvements at its facility in cooperation with the FDA. This limitation has temporarily reduced volumes of POSILAC available for sale and required us to allocate available supplies. We expect the supply of POSILAC to be limited well into 2005 with incremental increases in supply occurring over time. The allocation is expected to have a material adverse effect on POSILAC revenues as long as it continues.

Other Information

As discussed in Item 1 -- Note 15 -- Commitments and Contingencies and Part II -- Item 1 -- Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the "Overview -- Executive Summary" section of MD&A, we are required to indemnify Pharmacia for Solutia's Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia's Assumed Liabilities is discussed in Note 15 and Part II -- Item 1 -- Legal Proceedings.

In late December 2004, the company received notification from Brazilian tax authorities stating that certain value-added tax credits are not recoverable. Tax credits that potentially are not recoverable because of this notification were approximately $18 million as of Nov. 30, 2004. We are currently evaluating the validity and the related financial impact, if any, of such notification.

For  additional  information  on  the  outlook  for  Monsanto,  see  "Cautionary
Statements: Risk Factors Regarding Forward-Looking Statements."


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

--------------------------------------------------------------------------------

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II --
Item 8 -- Note 2 -- Significant Accounting Policies -- to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

10-K for fiscal year ended Aug. 31, 2004. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented.


NEW ACCOUNTING STANDARDS

--------------------------------------------------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS 123, we elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, we did not recognize compensation expense in our financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The provisions of SFAS 123R will be adopted by us using the modified prospective method beginning Sept. 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on our results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to us until fiscal year 2006. We are currently evaluating the effect that the manufacturer's deduction will have in subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by us cannot be determined. See Note 8 -- Income Taxes -- for additional disclosures in accordance with FSP 109-2.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003, and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 was effective for our first quarter of fiscal year 2005. We have estimated a reduction of the postretirement benefit obligation of approximately $14 million. The reduction in annual benefit cost is estimated at approximately $2 million. Final authoritative guidance could require us to change previously reported information.


CAUTIONARY STATEMENTS: RISK FACTORS REGARDING FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

In this report, and from time to time throughout the year, we share our expectations for our company's future performance. These forward-looking statements represent our best estimates and expectations at the time that we make those statements. However, by their nature, these types of statements are uncertain and are not guarantees of our future performance. Many events beyond our control will determine whether our expectations will be realized. In the

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

interests of our investors, and in accordance with the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate.

Our forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance and the anticipated effect of our strategic actions; domestic or international economic, political and market conditions; and other factors that could affect our future operations or financial position. Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," and similar expressions.

Our forward-looking statements are current only as of the date of this report. Circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so.

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

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

Litigation and Contingencies: We are involved in major lawsuits concerning contracts, intellectual property, biotechnology, antitrust allegations, and other matters. Adverse outcomes could subject us to substantial damages that may be significant to profitability in the period recognized or limit our ability to engage in our business activities. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for Solutia's Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. A charge in the amount of $284 million was recorded in our first quarter fiscal 2005 results for certain expenses related to third-party tort litigation and environmental matters that we are managing following Solutia's refusal to manage such matters. We believe that the charge, based on what is known at the time of filing this report, represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the degree to which we may ultimately be responsible for the particular matters reflected in the charge is uncertain. Our actual costs may be materially different from this estimate. Further, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia's bankruptcy. In particular, additional litigation or environmental matters that are not reflected in the charge may arise in the future, and we may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Part I -- Item 1 -- Note 15 -- Commitments and Contingencies and in other sections of this report.

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

Operations Outside the United States: In fiscal year 2004, sales outside the United States represent more than 45 percent of our revenues. In addition, we engage in manufacturing, seed production, sales, and/or research and development in many parts of the world. Although we have operations in virtually every region, our sales outside the United States are principally to external customers in Argentina, Brazil, Canada, France and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Operations outside the United States are subject to special risks and limitations, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or we may be unable to collect receivables; and imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our earnings, the book value of our assets outside the United States, and our shareowners' equity.

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Regulation  and  Legislation  Affecting  Agricultural  Products:  In addition to regulation and legislation specifically affecting our seed biotechnology products, agricultural products and the manufacturers of agricultural products are subject to other government regulation, which affects our sales and profitability. These regulations affect the development, manufacture and distribution of our products, and non-compliance can affect our sales and profitability. Legislation encouraging or discouraging the planting of specific crops can affect our sales. In addition, claims that increased use of glyphosate herbicides increases the potential for the development of glyphosate-resistant weeds could result in restrictions on the use of glyphosate and of seeds containing our ROUNDUP READY traits and thereby reduce our sales.

Regulation and Public Acceptance of Agricultural Biotechnology: Regulatory and legislative requirements affect the testing and planting of seeds containing our biotechnology traits, and the import of crops grown from those seeds. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales. Lack of approval to import crops containing biotechnology traits into key markets can affect sales of our traits, even in jurisdictions where planting has been approved. Legislation or regulation may also require the tracking of biotechnology products and the labeling of food or feed products with ingredients grown from seeds containing biotechnology traits. Such traceability and labeling requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources, which can affect grower seed purchase decisions and the sale of our products. Some opponents of the technology actively raise public concern with speculation about the potential for adverse effects of our biotechnology traits on other plants and on the environment, and about the potential for adverse effects of crops containing these traits on animals and human health. Such concerns can affect government approvals and may adversely affect sales of our traits, even after approvals are granted. In addition, opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future attacks against our field testing sites, and research, production, or other facilities.

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

Short-Term Financing: We regularly extend credit to our customers in certain areas of the world so that they can buy agricultural products at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales, we may need to issue short-term debt at certain times of the year to fund our cash flow requirements. The amount of short-term debt will be greater to the extent that we are unable to collect customer receivables when due, to repatriate funds from operations outside the United States, and to manage our costs and expenses. Any downgrade in our credit rating, or other limitation on our access to short-term financing or refinancing, would increase our interest cost and adversely affect our profitability.

Successful Operation of Recent Acquisitions: We have made acquisitions involving seed companies. These transactions are designed to contribute to our long-term growth. We must fit such acquisitions into our growth strategies to generate sufficient value to justify their cost. Acquisitions also present other challenges, including geographical coordination, personnel integration, and the reconciliation of corporate cultures. Those operations could cause a temporary interruption of or loss of momentum in our business and the loss of key personnel  from the  acquired  companies.  There  can be no  assurance  that the diversion of management's attention to such matters or the delays or difficulties encountered in connection with integrating these operations will not have an adverse effect on our business, results of operations, or financial condition.

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

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

There are no material changes related to market risk from the disclosures in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.


ITEM 4.        CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of Nov. 30, 2004 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

PART II--OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 1.        LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

This section of the Report on Form 10-Q provides information regarding material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name and proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia's Assumed Liabilities. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business.

Information regarding another material legal proceeding and the possible effects on our business of litigation we are defending, excluding litigation related to Solutia's Assumed Liabilities, is disclosed in Part I -- Item 1 -- Note 15 -- Commitments and Contingencies under the subheading "Other Litigation" and is incorporated by reference herein. As discussed in Part I -- Item 1 -- Note 15 under the subheading "Solutia Inc.," we have recorded a charge related to certain of Solutia's litigation and environmental obligations. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting, including those related to Solutia's Assumed Liabilities.

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the period ended Aug. 31, 2004.

Patent and Commercial Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, Monsanto and Mycogen Plant Science, Inc. (Mycogen Plant Science), an affiliate of Dow AgroSciences LLC, have been involved in interference proceedings in the U.S. Patent and Trademark Office to determine the first party to invent certain technology related to synthetic Bt technology. Under U.S. law, patents are issued to the first to invent, not the first to file for a patent on, a subject invention. On Jan. 29, 2004, the Board of Patent Appeals determined that our scientists were the first to invent synthetic Bt genes for expression in plants. As a result of this decision, we expect that our scientists will receive a patent covering this technology. On March 29, 2004, Mycogen Plant Science filed with the U.S. District Court for the Southern District of Indiana an appeal in which it seeks to have the decision of the Board of Patent Appeals reversed. A trial on this matter is scheduled to begin on May 9, 2005.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, on July 25, 2002, Syngenta Seeds, Inc. (Syngenta Seeds) filed a suit against Monsanto, our wholly owned subsidiary DEKALB Genetics Corporation (DEKALB), Pioneer Hi-Bred International, Inc., Dow Agrosciences, LLC, and Mycogen Plant Science, Inc. and Agrigenetics, Inc., collectively Mycogen Seeds, in the U.S. District Court for the District of Delaware alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect-protected transgenic corn, including our insect-protected corn traits. Syngenta Seeds seeks injunctive relief and monetary damages. On Nov. 29, 2004, Pioneer Hi-Bred International, Inc. announced that it had entered into a settlement with Syngenta Seeds with respect to this lawsuit. A trial on claims against the remaining parties was held beginning on Nov. 29, 2004. During the course of the trial, the Court ruled in favor of Monsanto and DEKALB on two of the patents. On Dec. 14, 2004, the jury returned a verdict in our favor, determining that the third patent was invalid.

Agent Orange

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In the United States, this litigation has been assigned to Judge Weinstein of the U.S. District Court for the Eastern District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381 (MDL)., a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. Approximately 30 suits filed by individual U.S. veterans contesting the denial of their claims subsequent to the class action settlement have been consolidated in the MDL and are currently pending in

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

the District Court. On June 9, 2003, the U.S. Supreme Court allowed two claims (Isaacson and Stephenson) to proceed notwithstanding the 1984 class action settlement. On Nov. 17, 2004, the District Court made final the conditional summary judgment it previously granted to all defendants judgment on all claims made in the Isaacson and Stephenson cases, including Monsanto, on the basis of the government contractor defense. The District Court has set a hearing on Feb. 28, 2005, defendants' motions for summary judgment in the remaining cases arising out of claims from U.S. veterans.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, on Feb. 5, 2004, a putative class action suit was filed in the U.S. District Court for the Eastern District of New York by certain citizens of Vietnam alleging that the manufacturers of Agent Orange conspired with the United States government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case has also been assigned to Judge Weinstein. The District Court has set for hearing on Feb. 28, 2005, defendants' motions to dismiss and for summary judgment in this case.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Plaintiffs allege that they were exposed to herbicides, and that they suffered injuries or their children suffered birth defects as a result. Three separate complaints filed in October 1999 are being handled collectively and currently involve approximately 16,700 plaintiffs. The complaints seek damages of 300 million won (approximately US$260,000) per plaintiff. On May 23, 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the plaintiffs on the basis of lack of causation and statutes of limitations. Plaintiffs have filed an appeal de novo with the Seoul High Court and the parties have engaged in the briefing process required by that court. The Seoul High Court has held three preparatory hearings and a formal hearing to address issues on the appeal. Other ancillary actions are also pending in Korea, including a request for provisional relief pending resolution of the main action.

Activities Related to Indonesian Affiliates' Business

As previously disclosed, during an internal audit and follow-up review conducted by management and outside counsel, we discovered and reported to the SEC Staff and the Department of Justice (DOJ) improper payments and related financial irregularities in connection with our Indonesian affiliates. We have reached resolution with the SEC and DOJ on the resulting related investigations, and accept full responsibility for these improper activities. The total combined amount of penalties assessed by both agencies is $1.5 million. Our settlement with the SEC requires us to cease and desist from any further violations of the Foreign Corrupt Practices Act (FCPA) and to pay a penalty of $500,000. We have entered into a Deferred Prosecution Agreement (DPA) with DOJ, which is subject to court approval. Under the DPA, we agree to pay a penalty of $1 million and continue our compliance program. Both the DPA and SEC Order require us to retain for a period of three years an independent consultant to review and evaluate our policies and procedures to ensure compliance with the FCPA. If we comply with the terms of the DPA for three years, the charges deferred under the DPA will be permanently dismissed. Our agreement with DOJ centers on an illegal $50,000 payment in 2002 to an Indonesian government official made by a former outside consultant of our Indonesian affiliates at the direction of a former U.S. based senior Monsanto manager. The SEC Order includes charges for the aforementioned $50,000 payment and related books and records and internal controls violations. The Order also includes additional charges for books and records and internal controls violations involving a series of illegal or questionable payments totaling at least $700,000 made to various Indonesian government officials between 1997 and 2002.

Tort Litigation

Virdie Allen, et al. v. Monsanto, et al.: On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit in the Putman County, West Virginia state court against Monsanto, Pharmacia and seven other defendants. We are named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property clean up costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Proceedings Related to Solutia's Assumed Liabilities

Information regarding material legal proceedings related to Solutia's Assumed Liabilities, which is disclosed in Part I -- Item 1 -- Note 15 -- Commitments and Contingencies -- Solutia Inc. under the subheadings "Solutia Litigation Obligations" and "Solutia Environmental Obligations" is incorporated by reference herein.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, the following proceeding alleges damages arising from exposure to polychlorinated biphenyls (PCBs) discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and was transferred to Solutia as part of the spinoff of Solutia from Pharmacia:

o Payton v. Monsanto: This case was brought in the Circuit Court in Shelby County, Alabama, on July 15, 1997, against Pharmacia, on behalf of a purported class of owners, lessees and licensees of properties located on Lay Lake, which is downstream from Lake Logan Martin on the Coosa River in Alabama. Plaintiffs claim that PCBs in Lay Lake entitle them to compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury and illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their water rights. On Aug. 4, 2004, the class representatives and Monsanto (on behalf of Pharmacia) agreed to settle this class action. On Nov. 3, 2004, a fairness hearing was held, after which the Court entered an order approving the settlement.

See "MD&A -- Cautionary Statements: Risk Factors Regarding Forward-Looking Statements," in Part I -- Item 2 of this Form 10-Q, which is incorporated herein by reference, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2005 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                       (c) Total Number
                                                                                          of Shares         (d) Approximate
                                                                                        Purchased as Part   Dollar Value of
                                                                        (b) Average       of Publicly       Shares that May Yet
                                                 (a) Total Number of     Price Paid     Announced Plans     Be Purchased Under
Period                                            Shares Purchased        per Share        or Programs      the Plans or Programs
-------------------------------------------------------------------------------------------------------------------------------
September 2004:                                      972,549(1)          $ 36.25               971,900          $ 199,191,335
   Sept. 1, 2004, through Sept. 30, 2004
October 2004:
   Oct. 1, 2004, through Oct. 31, 2004                 6,200             $ 38.53                 6,200          $ 198,952,449
November 2004:
   Nov. 1, 2004, through Nov. 30, 2004                  --               $   --                    --           $ 198,952,449
------------------------------------------------------------------------------------------------------------------------------
   Total                                             978,749             $ 36.26               978,100          $ 198,952,449
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

(1) Includes 649 total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. The plan expires on July 30, 2006. There were no other publicly announced plans outstanding as of Nov. 30, 2004.

ITEM 5.        OTHER INFORMATION

--------------------------------------------------------------------------------


RELATIONSHIPS AMONG MONSANTO COMPANY, PHARMACIA CORPORATION, PFIZER INC. AND SOLUTIA INC.

--------------------------------------------------------------------------------

Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company (Former Monsanto) operated an agricultural products business (the Ag Business), a pharmaceuticals and nutrition business (the Pharmaceuticals Business) and a chemical products business (the Chemicals Business). Former Monsanto is today

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

known as Pharmacia. Pharmacia is now a wholly owned subsidiary of Pfizer Inc. (Pfizer), which together with its subsidiaries operates the Pharmaceuticals Business. Our business includes the operations, assets and liabilities that were previously the Ag Business. Solutia comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate and distinct corporations, and provides a brief background on the relationships among these corporations.


Date of Event                         Description of Event
------------------------------------- -----------------------------------------------------------------------------------------
Sept. 1, 1997                         o   Pharmacia (then known as Monsanto Company) entered into a Distribution
                                          Agreement (Distribution Agreement) with Solutia related to the transfer of the operations, assets and liabilities of the Chemical Business from Pharmacia (then known as Monsanto Company) to Solutia.
                                      o   Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.
------------------------------------- -----------------------------------------------------------------------------------------
Dec. 19, 1999                         o   Pharmacia (then known as Monsanto Company) entered into an agreement with
                                          Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).
------------------------------------- -----------------------------------------------------------------------------------------
Feb. 9, 2000                          o   We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia
                                          (then known as Monsanto Company) under the name "Monsanto Ag Company."
------------------------------------- -----------------------------------------------------------------------------------------
March 31, 2000                        o   Effective date of the Merger.
                                      o   In connection with the Merger, (1) PNU became a wholly owned subsidiary of
                                          Pharmacia (then known as Monsanto Company); (2) Pharmacia (then known as
                                          Monsanto Company) changed its name from "Monsanto Company" to "Pharmacia
                                          Corporation;" and (3) we changed our name from "Monsanto Ag Company" to
                                          "Monsanto Company."
------------------------------------- -----------------------------------------------------------------------------------------
Sept. 1, 2000                         o   We entered into a Separation Agreement (Separation Agreement) with
                                          Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.
                                      o   Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for
                                          liabilities assumed by Solutia pursuant to the Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.
-------------------------------------------------------------------------------------------------------------------------------
Oct. 23, 2000                         o   We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 220 million shares of our common stock.
------------------------------------- -----------------------------------------------------------------------------------------
July 1, 2002                          o   Pharmacia, Solutia and we amended the Distribution Agreement to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia and to clarify the parties' rights and obligations.
                                      o   Pharmacia and we amended the Separation Agreement to clarify our respective rights and obligations relating to our indemnification obligations.
------------------------------------- -----------------------------------------------------------------------------------------
Aug. 13, 2002                         o   Pharmacia distributed the 220 million shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).
                                      o   As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.
------------------------------------- -----------------------------------------------------------------------------------------
April 16, 2003                        o   Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.
------------------------------------- -----------------------------------------------------------------------------------------
Dec. 17, 2003                         o   Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
------------------------------------- -----------------------------------------------------------------------------------------

Part II -- Item 1 -- Legal Proceedings includes information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. Part I -- Item 1 -- Note 15 includes further information regarding litigation and environmental matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia and regarding Solutia's bankruptcy, the related charge to Monsanto associated with certain of Solutia's litigation and environmental obligations, and other arrangements between Monsanto and Solutia.


ITEM 6.        EXHIBITS

--------------------------------------------------------------------------------

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURE

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MONSANTO COMPANY
                                (Registrant)

                                By: /s/ RICHARD B. CLARK
                                    --------------------------------------
                                    Richard B. Clark
                                    Vice President and Controller
                                    (On behalf of the Registrant and as
                                     Principal Accounting Officer)


Date: Jan. 10, 2005

MONSANTO COMPANY                                    FIRST QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------
EXHIBIT INDEX

--------------------------------------------------------------------------------


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

----------------- ----------- --------------------------------------------------
Exhibit
No.                 Description
------------------- ----------- ------------------------------------------------
2                 Omitted

3                 Omitted

4                 Omitted

10                Omitted

11 Omitted -- see Note 13 of Notes to Consolidated Financial Statements -- Earnings (Loss) Per Share

15                Omitted

18                Omitted

19                Omitted

22                Omitted

23                Omitted

24                Omitted

31.1 Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), executed by the Chief Executive Officer of Monsanto Company

31.2 Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002), executed by the Chief Financial Officer of Monsanto Company

32 18 U.S.C. Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), executed by the Chief Executive Officer and the Chief Financial Officer of
                  Monsanto Company

99                Computation of Ratio of Earnings to Fixed Charges