Form 10-Q
period 2005-02-28
MONSANTO CO /NEW/
filed 2005-04-11
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Feb. 28, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16167

MONSANTO COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1878297 (I.R.S. Employer Identification No.)

800 North Lindbergh Blvd., St. Louis, MO (Address of principal executive offices)	63167 (Zip Code)

(314) 694-1000
(Registrant’s telephone number, including area code)

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
Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 268,177,416 shares of Common Stock, $0.01 par value, outstanding as of April 4, 2005.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months and six months ended Feb. 28, 2005, and Feb. 29, 2004, the Condensed Statement of Consolidated Financial Position as of Feb. 28, 2005, and Aug. 31, 2004, the Statement of Consolidated Cash Flows for the six months ended Feb. 28, 2005, and Feb. 29, 2004, and related Notes to Consolidated Financial Statements follow. In Part I of this Form 10-Q, references to quarters and years are on a fiscal year basis, unless otherwise specified or apparent from the context.

Unless otherwise indicated, “Monsanto” and “the company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded and other branded glyphosate-based herbicides, excluding all lawn-and-garden herbicides; references to “ROUNDUP and other glyphosate-based herbicides” mean both branded and non-branded glyphosate-based herbicides, excluding all lawn-and-garden herbicide products.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

Statement of Consolidated Operations

Unaudited	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions, except per share amounts)	2005	2004	2005	2004

Net Sales	$1,909	$1,498	$2,985	$2,521
Cost of goods sold	893	755	1,474	1,317

Gross Profit	1,016	743	1,511	1,204
Operating Expenses:
Selling, general and administrative expenses	303	272	559	544
Bad-debt expense	11	22	21	40
Research and development expenses	127	125	258	241
Impairment of goodwill	—	—	—	69
Restructuring charges — net	7	28	8	57

Total Operating Expenses	448	447	846	951
Income from Operations	568	296	665	253
Interest expense	24	23	49	44
Interest income	9	8	14	12
Solutia-related expenses (see Note 15)	9	14	293	14
Other expense — net	19	23	42	48

Income from Continuing Operations Before Income Taxes	525	244	295	159
Income tax provision	154	88	50	82

Income from Continuing Operations	371	156	245	77

Discontinued Operations (see Note 17):
Income (loss) from operations of discontinued businesses	2	(3)	2	(28)
Income tax benefit	—	(1)	(86)	(8)

Income (Loss) on Discontinued Operations	2	(2)	88	(20)

Net Income	$373	$154	$333	$57

Basic Earnings (Loss) per Share:
Income from continuing operations	$1.39	$0.59	$0.92	$0.29
Income (loss) on discontinued operations	0.01	(0.01)	0.33	(0.07)

Net Income	$1.40	$0.58	$1.25	$0.22

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.36	$0.58	$0.90	$0.29
Income (loss) on discontinued operations	0.01	(0.01)	0.33	(0.08)

Net Income	$1.37	$0.57	$1.23	$0.21

Weighted Average Shares Outstanding:
Basic	266.5	264.3	265.6	263.2
Diluted	272.9	268.8	271.3	267.4

Dividends per Share	$0.17	$0.13	$0.17	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

Condensed Statement of Consolidated Financial Position

Unaudited	As of Feb. 28,	As of Aug. 31,
(Dollars in millions, except share amounts)	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$1,096	$1,037
Short-term investments	—	300
Trade receivables — net of allowances of $259 and $250, respectively	1,913	1,663
Miscellaneous receivables	368	316
Deferred tax assets	366	397
Inventories (see Note 6)	1,379	1,154
Assets of discontinued operations (see Note 17)	67	—
Other current assets	87	64

Total Current Assets	5,276	4,931
Property, Plant and Equipment — Net	2,057	2,087
Goodwill — Net (see Note 7)	869	720
Other Intangible Assets — Net (see Note 7)	446	454
Noncurrent Deferred Tax Assets	702	475
Other Assets	493	497

Total Assets	$9,843	$9,164

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt	$99	$433
Accounts payable	360	326
Income taxes payable	172	122
Accrued marketing programs	264	419
Deferred revenues	237	16
Grower accruals	48	1
Liabilities of discontinued operations (see Note 17)	37	—
Miscellaneous short-term accruals	593	577

Total Current Liabilities	1,810	1,894
Long-Term Debt	1,062	1,075
Postretirement Liabilities	665	687
Solutia-Related Reserve (see Note 15)	202	—
Other Liabilities	274	250
Commitments and Contingencies (see Note 15)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 276,980,734 and 272,682,836 shares, respectively; Outstanding 266,993,935 and 264,413,343 shares, respectively	3	3
Treasury stock 9,986,799 and 8,269,493 shares, respectively, at cost	(340)	(266)
Additional contributed capital	8,442	8,315
Retained deficit	(1,357)	(1,645)
Accumulated other comprehensive loss	(902)	(1,132)
Reserve for ESOP debt retirement	(16)	(17)

Total Shareowners’ Equity	5,830	5,258

Total Liabilities and Shareowners’ Equity	$9,843	$9,164

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

Statement of Consolidated Cash Flows

Unaudited	Six Months Ended
	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004

Operating Activities:
Net Income	$333	$57
Adjustments to reconcile cash provided (required) by operations:
Items that did not require (provide) cash:
Depreciation and amortization expense	221	228
Impairment of goodwill	—	69
Impairment of assets included in discontinued operations	—	29
Bad-debt expense	21	40
Noncash restructuring	7	32
Deferred income taxes	(143)	246
Gain on disposal of investments and property — net	(5)	(5)
Equity affiliate expense — net	15	20
Solutia-related charge (see Note 15)	284	—
Other items that did not require cash	38	19
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	65	478
Inventories	(157)	(79)
Accounts payable and accrued liabilities	(163)	(400)
PCB litigation settlement insurance proceeds (payments)	4	(400)
Solutia-related reserve (see Note 15)	(29)	—
Pension contributions	(60)	(150)
Other items	22	33

Net Cash Provided by Operations	453	217

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	—	(250)
Maturities of short-term investments	300	230
Acquisitions of businesses, net of cash acquired	(173)	—
Technology and other investments	(20)	(33)
Capital expenditures	(83)	(103)
Other investments and property disposal proceeds	23	10

Net Cash Provided (Required) by Investing Activities	47	(146)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(95)	(49)
Short-term debt proceeds	5	5
Short-term debt reductions	(15)	(10)
Long-term debt proceeds	11	101
Long-term debt reductions	(278)	(43)
Payments on other financing	(3)	(3)
Treasury stock purchases	(74)	(106)
Stock option exercises	92	119
Dividend payments	(84)	(68)

Net Cash Required by Financing Activities	(441)	(54)

Net Increase in Cash and Cash Equivalents	59	17
Cash and Cash Equivalents at Beginning of Period	1,037	281

Cash and Cash Equivalents at End of Period	$1,096	$298

See Note 14 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Monsanto Company is a leading global provider of agricultural products for farmers. Monsanto produces leading seed brands, including DEKALB and ASGROW, and develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto provides other seed companies with genetic material and biotechnology traits for their seed brands. The company also makes ROUNDUP herbicide and other herbicides. Monsanto’s seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity and reduce the costs of farming. Monsanto also provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and traits businesses and genetic technology platforms. The Agricultural Productivity segment consists of the crop protection products (ROUNDUP and other glyphosate-based herbicides and selective chemistries), animal agriculture businesses and lawn-and-garden herbicide products. In second quarter 2005, the company committed to a plan to sell the environmental technologies businesses. In fiscal year 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company’s European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses has been presented as discontinued operations as outlined below. See Note 17 — Discontinued Operations — for further details. The financial statements have been restated and prepared in compliance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three months and six months ended Feb. 28, 2005, and Feb. 29, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of Feb. 28, 2005, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia, which is now a subsidiary of Pfizer. Unless otherwise indicated, “Monsanto” and “the company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as presented in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2004. Financial information for the first six months of fiscal year 2005 should not be annualized because of the seasonality of the company’s business.

Certain prior-period amounts have been reclassified to conform with the current-year presentation. These reclassifications include a net sales and cost of goods sold reclassification related to outward freight costs. The company typically pays the freight costs for transporting finished products to customers and has historically recorded these costs as a reduction of net sales. Following the guidance of Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the company has reclassified outward freight on sales, resulting in an increase in previously reported net sales with a corresponding increase in cost of goods sold.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 2. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS 123, Monsanto elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Monsanto did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The provisions of SFAS 123R will be adopted by Monsanto using the modified prospective method beginning Sept. 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on Monsanto’s results of operations or financial position for fiscal year 2005 because the manufacturer’s deduction is not available to Monsanto until fiscal year 2006. The company is currently evaluating the effect that the manufacturer’s deduction will have in subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings that may be repatriated by Monsanto cannot be determined. See Note 8 — Income Taxes — for additional disclosures in accordance with FSP 109-2.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not believe the adoption of SFAS 151 will have a material impact on its financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003, and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Final regulations necessary to implement the Act were released in January 2005. However, additional guidance is anticipated to clarify several areas, including those that would specify the manner in which actuarial equivalency must be determined and the evidence required to demonstrate actuarial equivalency. FSP 106-2 was effective for Monsanto’s first quarter of fiscal year 2005. Monsanto has estimated a reduction of the postretirement benefit obligation of approximately $19 million. The reduction in annual benefit cost is estimated at approximately $3 million, of which $1.5 million was recorded in

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

the first half of 2005. Additional guidance and interpretations of the law could require the company to change previously reported information.

NOTE 3. BUSINESS COMBINATIONS

In September 2004, Monsanto acquired the canola seed businesses of Advanta Seeds (Advanta) from Advanta B.V., including the Advanta Seeds brand in Canada and the Interstate Seed brand in the United States, for $50 million in cash (net of cash acquired). The addition of these canola seed businesses reinforces Monsanto’s commitment to the canola industry and is intended to strengthen Monsanto’s ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in the company’s consolidated financial statements. Advanta’s business operations and employees were integrated into the Seeds and Genomics segment upon acquisition.

In first quarter 2005, Monsanto formed American Seeds, Inc. (ASI), a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio Corp. (Channel Bio), for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities that were paid in second quarter 2005. Channel Bio is a U.S. seed company that sells, markets and distributes corn and soybean seeds through three brands: Crow’s Hybrid Corn Company, Midwest Seed Genetics, Inc. and Wilson Seeds. The acquisition of Channel Bio is expected to provide Monsanto with additional opportunity for growth by accelerating the delivery of technology advances through Channel Bio’s strong customer relationships, local brands and quality service. The transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in the company’s consolidated financial statements. As part of ASI, Channel Bio’s business operations were added to the Seeds and Genomics segment results upon acquisition.

The purchase price allocations for Advanta and Channel Bio as of Feb. 28, 2005, were preliminary and are summarized in the aggregate in the following table. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on the company’s consolidated results of operations was not considered to be significant.

Aggregate
(Dollars in millions)	Acquisitions

Current assets	$79
Property, plant and equipment	5
Goodwill	134
Other intangible assets	42
In-process research and development	12
Other assets	5

Total assets acquired	277

Current liabilities	78
Other liabilities	24

Total liabilities assumed	102

Net assets acquired	$175

These acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. In addition to the purchase price amounts stated above, the company paid transaction costs of $4 million and recorded estimated integration costs of $2 million. The primary items that generated the goodwill were Channel Bio’s direct-to-farmer distribution network, the value of the acquired assembled workforces, and the premium paid by the company for the right to control the businesses acquired. None of the goodwill is deductible for tax purposes.

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

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

over lives ranging from four to 12 years. Charges of $12 million were recorded in research and development (R&D) expenses in first quarter 2005 for the write-off of acquired in-process R&D (IPR&D). Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

Acquisitions Closing Subsequent to Feb. 28, 2005

In second quarter 2005, Monsanto announced that it signed a definitive agreement to acquire Seminis, Inc. (Seminis) for $1.4 billion in cash and assumed debt. The transaction was completed on March 23, 2005, from which time the operating results of this acquisition will be included in the company’s consolidated financial statements. Marinet Investments, LLC, which prior to the closing was a holder of co-investment rights in Seminis, elected to reduce the cash payment to which it was entitled upon completion of the transaction by $50 million in exchange for a contingent payment of up to $125 million based on the achievement of certain cumulative net sales targets over the thirty-six month period ending Sept. 30, 2007. The cash portion of the acquisition was funded with cash on hand plus commercial paper borrowings of $600 million issued in March 2005. Commercial paper borrowings were also issued in April 2005 to fund the assumed debt, which has an estimated fair value of approximately $390 million. Seminis is the global leader in the vegetable and fruit seed industry, and its brands are among the most recognized in the vegetable and fruit segment of the agricultural industry. Seminis supplies more than 3,500 seed varieties to commercial fruit and vegetable growers, dealers, distributors and wholesalers in more than 150 countries around the world. The acquisition of Seminis is expected to provide Monsanto with opportunity for growth in the vegetable and fruit seed industry. From a technology perspective, Monsanto intends to continue to focus on developing improved products via advanced breeding techniques for the Seminis business.

In second quarter 2005, Monsanto announced that it signed a definitive agreement to acquire Emergent Genetics, Inc. (Emergent) for $300 million. With its STONEVILLE and NEXGEN brands, Emergent is the third largest cotton seed company in the United States, has the two leading cotton seed brands in India and has a solid presence in several other smaller cotton-growing markets around the world. The addition of the Emergent brands completes a strategic cotton germplasm and traits platform modeled on the company’s leading corn and soybean strategy, and is expected to provide Monsanto with opportunities to deliver breeding advances and biotechnology traits in the cotton seed market. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition will be included in the company’s consolidated financial statements. The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005. Debt of $16 million was also assumed in the transaction. Emergent’s business operations and employees will be added to the Seeds and Genomics segment results.

In third quarter 2005, ASI acquired NC+ Hybrids, Inc. (NC+ Hybrids), for $40 million in cash. NC+ Hybrids is a U.S. seed company that sells, markets and distributes hybrid corn seed. The acquisition of NC+ Hybrids continues the ASI strategy of accelerating the delivery of technology advances to farmers through strong customer relationships, local brands and quality service. The transaction was completed on March 1, 2005, from which time the operating results of this acquisition will be included in the company’s consolidated financial statements. As part of ASI, NC+ Hybrids’ business operations and employees will be added to the Seeds and Genomics segment results.

As of the filing date of this report, it was not practicable to disclose the amounts assigned to each major asset and liability caption or amount of IPR&D for the Seminis, Emergent and NC+ Hybrids acquisitions as the valuation of assets and the preliminary purchase price allocations had not been completed.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 4. RESTRUCTURING

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

Cost of goods sold	$—	$(17)	$—	$(17)
Impairment of goodwill	—	—	—	(69)
Restructuring charges — net(1, 2)	(7)	(28)	(8)	(57)

Loss from Continuing Operations Before Income Taxes	(7)	(45)	(8)	(143)
Income tax benefit(3)	1	13	21	24

Income (Loss) from Continuing Operations	(6)	(32)	13	(119)
Loss from operations of discontinued businesses(4)	—	(1)	—	(34)
Income tax benefit	—	1	—	10

Loss on Discontinued Operations	—	—	—	(24)

Net Income (Loss)	$(6)	$(32)	$13	$(143)

(1)	The $8 million of restructuring charges for the six months ended Feb. 28, 2005, was split by segment as follows: $7 million in the Seeds and Genomics segment (recorded in the three months ended Feb. 28, 2005) and $1 million in the Agricultural Productivity segment.
(2)	The restructuring charges for the three months and six months ended Feb. 29, 2004, were offset by $1 million and $2 million, respectively, in restructuring reversals related to the 2000 restructuring plan.
(3)	The $21 million of income tax benefit for the six months ended Feb. 28, 2005, includes $20 million related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.
(4)	The three months and six months ended Feb. 29, 2004, contain restructuring charges related to discontinued businesses (see Note 17 — Discontinued Operations). These restructuring charges were recorded in discontinued operations.

Fiscal Year 2004 Restructuring Plan

On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with the company’s ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the impairment of goodwill in the global wheat business of $69 million (see Note 7 — Goodwill and Other Intangible Assets). In the first half of fiscal year 2005, the company incurred charges of $8 million pretax ($7 million aftertax) to complete the restructuring actions under this plan. No further actions are planned in 2005 related to this plan.

Second quarter fiscal year 2005 pretax restructuring charges of $7 million were related to the Seeds and Genomics segment. Pretax restructuring charges of $8 million for the first six months of fiscal year 2005 were comprised of $7 million related to the Seeds and Genomics segment and $1 million related to the Agricultural Productivity segment. The restructuring charges of $7 million recorded during second quarter 2005 included impairments incurred as a result of office closures and anticipated asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on revised estimates of losses on dispositions of certain facilities in these countries.

In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 8 — Income Taxes — and Note 17 — Discontinued Operations — for further discussion of the $86 million tax benefit recorded in discontinued operations.

Second quarter fiscal year 2004 pretax charges of $47 million were comprised of $11 million related to the Seeds and Genomics segment ($10 million in continuing operations and $1 million in discontinued operations) and $36 million related

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

to the Agricultural Productivity segment. These charges included $26 million pretax related to work force reductions, $20 million pretax in asset impairments, and $1 million pretax in costs associated with facility closures. First half of fiscal year 2004 pretax charges of $110 million were comprised of $67 million related to the Seeds and Genomics segment ($33 million in continuing operations and $34 million in discontinued operations) and $43 million related to the Agricultural Productivity segment. These charges included $46 million pretax related to work force reductions, $62 million pretax in asset impairments (excluding the $69 million impairment of goodwill), and $2 million pretax in costs associated with facility closures.

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

The following table displays a roll forward of the liability established for restructuring expense from Sept. 1, 2004, to Feb. 28, 2005:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Total

Continuing Operations:
Beginning liability as of Aug. 31, 2004	$44	$1	$—	$45
Restructuring liability	1	—	7	8
Cash payments	(32)	(1)	—	(33)
Asset impairments	—	—	(7)	(7)
Reclassification of reserves to other balance sheet accounts:
Long-term liability	(5)	—	—	(5)

Ending liability as of Feb. 28, 2005	$8	$—	$—	$8

NOTE 5. CUSTOMER FINANCING PROGRAM

In April 2002, Monsanto established a revolving financing program to provide financing of up to $500 million for selected customers through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Monsanto has no ownership interest in the lender, in the QSPE, or in the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE.

Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the first half of fiscal years 2005 and 2004.

Proceeds from customer loans sold through the financing program totaled $60 million for the first six months of fiscal year 2005 and $124 million for the first six months of fiscal year 2004. These proceeds are included in the net cash provided by operations in the Statement of Consolidated Cash Flows. The loan balance outstanding as of Feb. 28, 2005, and Aug. 31, 2004, was less than $1 million and $222 million, respectively. The first-loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Feb. 28, 2005, and Aug. 31, 2004, less than $1 million of loans sold through this financing program were delinquent. As of Feb. 28, 2005, and

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

NOTE 6. INVENTORIES

Components of inventories were:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2005	2004

Finished Goods	$647	$477
Goods In Process	514	436
Raw Materials and Supplies	243	266

Inventories at FIFO Cost	1,404	1,179
Excess of FIFO over LIFO Cost	(25)	(25)

Total	$1,379	$1,154

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

In first quarter 2004, the company’s decision to exit the European wheat and barley business required an evaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The second step of the impairment assessment was completed during the quarter ended Nov. 30, 2003, and resulted in the $69 million impairment of goodwill specific to the wheat reporting unit. The fiscal year 2004 annual goodwill impairment test was performed as of March 1, 2004, and no indications of goodwill impairment existed as of that date.

Changes in the net carrying amount of goodwill for the first half of fiscal year 2005, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2004	$659	$61	$720
Acquisition Activity (see Note 3)	134	—	134
Effect of Foreign Currency Translation Adjustments	15	—	15

Balance as of Feb. 28, 2005	$808	$61	$869

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2005			As of Aug. 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Germplasm	$605	$(453)	$152	$590	$(423)	$167
Acquired Biotechnology Intellectual Property	453	(245)	208	423	(218)	205
Trademarks	89	(29)	60	85	(26)	59
Other	42	(16)	26	42	(19)	23

Total	$1,189	$(743)	$446	$1,140	$(686)	$454

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The increases in other intangible assets during the first half of fiscal year 2005 primarily resulted from the acquisitions of Advanta and Channel Bio. See Note 3 — Business Combinations — for further discussion of these acquisitions.

Total amortization expense of other intangible assets was $28 million in second quarter of fiscal year 2005 and $31 million in second quarter of fiscal year 2004. Total amortization expense of other intangible assets for the six months ended Feb. 28, 2005, and Feb. 29, 2004, was $55 million and $62 million, respectively (exclusive of $27 million amortization expense for the six months ended Feb. 29, 2004, included in discontinued operations). Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

NOTE 8. INCOME TAXES

The sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations related to the impairment of goodwill in the global wheat business recorded in first quarter 2004. The remaining $86 million recorded in discontinued operations was primarily related to the goodwill impairment loss at the date of adoption of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005.

The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Monsanto may elect to apply this provision to qualifying earnings repatriations in either the remainder of fiscal year 2005 or in fiscal year 2006. As of Feb. 28, 2005, Monsanto has not recorded deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because Monsanto intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision. The range of possible amounts that the company is currently considering eligible for repatriation is between zero and $500 million. As of Feb. 28, 2005, the related potential range of income tax cannot be reasonably estimated.

NOTE 9. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Monsanto’s business and activities expose it to a variety of market risks, including risks related to changes in commodity prices for seed inventories purchased from growers, foreign-currency exchange rates, interest rates and, to a lesser degree, security prices and natural gas prices. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. Monsanto’s overall objective in holding derivatives is to minimize the risks by using the most effective methods to eliminate or reduce the effects of these exposures. Monsanto accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities.

The company hedges a portion of its net investment in Brazilian subsidiaries and reported after-tax losses of less than $1 million in the second quarter of fiscal year 2005 and $3 million in the second quarter of fiscal year 2004. The company recorded after-tax losses of $8 million and $6 million in the first half of fiscal year 2005 and fiscal year 2004, respectively. These losses are included in accumulated other comprehensive loss.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 10. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

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

The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

Pension Benefits	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

Service Cost for Benefits Earned During the Period	$8	$9	$17	$16
Interest Cost on Benefit Obligation	22	27	46	48
Assumed Return on Plan Assets	(25)	(30)	(53)	(53)
Amortization of Unrecognized Net Loss	9	8	18	13

Total Net Periodic Benefit Cost	$14	$14	$28	$24

Health Care and Other Postretirement Benefits	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

Service Cost for Benefits Earned During the Period	$3	$3	$6	$5
Interest Cost on Benefit Obligation	4	5	10	10
Amortization of Unrecognized Net Loss	1	1	2	2

Total Net Periodic Benefit Cost	$8	$9	$18	$17

Monsanto contributed $60 million to its pension plan in the six months ended Feb. 28, 2005. Monsanto did not make any contribution to its pension plan in second quarter fiscal year 2005, and as of Feb. 28, 2005, management does not plan to make additional contributions to the company’s pension plan in fiscal year 2005. However, pending management’s assessment of 2005 results of operations, the company may reassess planned contributions to its pension plan. In the three months and six months ended Feb. 29, 2004, pension plan contributions were $125 million and $150 million, respectively.

NOTE 11. STOCK-BASED COMPENSATION PLANS

As permitted by current accounting literature, the company has elected to follow the guidance of APB 25 for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto option plans in which Monsanto employees participate. For further details, please see the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

Had stock-based compensation expense for these plans been determined based on the fair value consistent with the method of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, Monsanto’s net income and net income per share would have been adjusted to the pro forma amounts indicated as follows:

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions, except per share amounts)	2005	2004	2005	2004

Net Income:
As reported	$373	$154	$333	$57
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(5)	(4)	(11)	(6)

Pro forma	$368	$150	$322	$51

Basic Income per Share:
As reported	$1.40	$0.58	$1.25	$0.22
Pro forma	$1.38	$0.57	$1.21	$0.19

Diluted Income per Share:
As reported	$1.37	$0.57	$1.23	$0.21
Pro forma	$1.35	$0.56	$1.19	$0.19

As discussed in Note 2 — New Accounting Standards, SFAS 123R was issued in December 2004, which replaced SFAS 123. SFAS 123R is effective for Monsanto beginning Sept. 1, 2005.

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

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

Comprehensive income	$457	$203	$563	$177

The components of accumulated other comprehensive loss are as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2005	2004

Accumulated foreign currency translations	$(585)	$(824)
Net unrealized gains on investments, net of taxes	11	9
Net accumulated derivative loss, net of taxes	(29)	(18)
Minimum pension liability, net of taxes	(299)	(299)

Accumulated other comprehensive loss	$(902)	$(1,132)

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options using the treasury stock method and are excluded if their effect is antidilutive. Dilutive potential common shares noted below exclude stock options of less than 0.1 million and 2.4 million for the three months ended Feb. 28, 2005, and Feb. 29, 2004, respectively, and less than 0.1 million and 2 million for the six months ended Feb. 28, 2005, and Feb. 29, 2004, respectively. These potential common shares were excluded because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Shares in millions)	2005	2004	2005	2004

Weighted-average number of common shares	266.5	264.3	265.6	263.2
Dilutive potential common shares	6.4	4.5	5.7	4.2

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes were as follows:

	Six Months Ended
	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004

Interest	$48	$52
Taxes	31	42

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. Through Feb. 28, 2005, the company had purchased 10 million shares for $340 million.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Solutia Inc.: The following discussion provides new and updated information regarding proceedings related to Solutia Inc. (Solutia). Other information with respect to Solutia matters appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Report on Form 10-Q for the quarterly period ended Nov. 30, 2004.

As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Report on Form 10-Q for the quarterly period ended Nov. 30, 2004, pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities are referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

The following updates some of the proceedings related to Solutia’s bankruptcy:

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

•	The stay of all litigation agreed to by all parties in the bankruptcy proceedings remains in force and effect, subject to any party’s right to issue a termination notice. As of the filing date of this report, no termination notice has been issued by any party.

•	The proof of claim filed by Monsanto on Nov. 29, 2004, remains effective. On Feb. 4, 2005, Solutia, the Creditors’ Committee, Monsanto and Pharmacia agreed that Monsanto and Pharmacia may amend their initial proofs of claim and file additional claims through May 1, 2005.

•	On March 7, 2005, the Official Committee of Equity Security Holders filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia’s spinoff, and Solutia’s indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Complaint and Objection to Claim seeks, among other things, to (i) recharacterize Monsanto’s and Pharmacia’s claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. A responsive pleading in the litigation is due May 24, 2005.

Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia’s Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia’s and Monsanto’s interests until that issue is resolved, pursuant to Monsanto’s obligation to indemnify Pharmacia and on an interim basis, Monsanto has assumed the management and defense of certain third-party tort litigation and funded some of Solutia’s environmental obligations. In the process of managing such litigation and environmental liabilities, and through Monsanto’s involvement in the bankruptcy process, Monsanto determined that it was probable that Monsanto would incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December, Monsanto determined that it was appropriate to establish a reserve for such expenses based on the best estimates by Monsanto’s management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million (the “Solutia-related charge” or the “charge”) was recorded in Monsanto’s first quarter fiscal 2005 results. As of Feb. 28, 2005, $256 million was recorded in the Statement of Consolidated Financial Position ($54 million in current liabilities and $202 million in other liabilities).

A portion of the $284 million charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter fiscal year 2005. In second quarter 2005, interest expense of $1 million was recognized for the accretion of the discounted amount. The following table provides a detailed summary of the discounted and undiscounted amounts included in the charge.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

(Dollars in millions)

Undiscounted portion:
Amount accrued in first quarter fiscal year 2005	$86
Amount accrued and paid during first quarter fiscal year 2005	21

Aggregate undiscounted amount	107

Discounted portion:
Expected payment (undiscounted) for: 2005	29
2006	26
2007	18
2008	7
2009	5
Undiscounted aggregate expected payments after 2009	137

Aggregate amount to be discounted as of Nov. 30, 2004	222
Discount, as of Nov. 30, 2004	(45)

Aggregate discounted amount accrued in first quarter fiscal year 2005	177

Total charge recognized in first quarter fiscal year 2005	$284

Monsanto believes that the Solutia-related charge represents the discounted cost that Monsanto would expect to incur in connection with these litigation and environmental matters. Monsanto expects to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. Actual costs to Monsanto may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in the charge may arise in the future, and Monsanto may also manage, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and Monsanto, if Solutia refuses to do so.

The degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge or other of Solutia’s Assumed Liabilities is uncertain. The charge may not reflect all potential liabilities that Monsanto may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or any recoveries Monsanto might receive through the bankruptcy process. Solutia has not filed a plan of reorganization, and thus any projection of the outcome of Monsanto’s claims remains uncertain, but it is possible that Monsanto could receive equity in any reorganized Solutia in the course of any eventual resolution of the bankruptcy process. However, discussions between and among the various parties involved in the Solutia bankruptcy are continuing, and any formal reorganization plan must ultimately be affirmed by several constituencies and the Bankruptcy Court.

In addition to the Solutia-related charge, Monsanto has incurred legal and other costs related to the Chapter 11 proceeding and its Solutia-related indemnification obligations to Pharmacia. These costs are expensed as incurred, because the potential future costs to Monsanto to protect its interests cannot be reasonably estimated. The legal and other costs, together with the Solutia-related charge recorded in first quarter 2005, are reflected in the Statement of Consolidated Operations as Solutia-related expenses.

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s third-party tort litigation, including the defense of lawsuits involving PCBs, and other chemical and premises liability litigation. The following discussion provides new and updated information regarding the significant third-party tort proceedings reflected in the Solutia-related charge. Other information with respect to such proceedings appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Report on Form 10-Q for the quarterly period ended Nov. 30, 2004.

Seventeen PCB cases are now pending in Mississippi seeking damages for personal injury and/or property damage caused by exposure to PCBs, including compensatory and punitive damages, in unspecified amounts. All of these cases were filed in state court in Hinds County or Copiah County. Sixteen of the cases were filed by approximately 1,654 plaintiffs who are either present or former employees of an electrical transformer manufacturing facility located in Crystal Springs, Mississippi, or present or former residents of the Crystal Springs community. All 16 of the cases were removed to the U.S. District Court for the Southern District of Mississippi. In each case, the plaintiffs filed motions to return the case to state court. These motions were denied in all cases. No trial dates have been set in any of the cases. In addition, on Dec. 30, 2003, a wrongful death case was filed against Monsanto in the Circuit Court of Hinds County on behalf of three beneficiaries for damages allegedly arising from their decedent’s exposure to PCBs in the course of his work as an electrician in the Ingalls shipyard in

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Pascagoula, Mississippi. The case was removed to federal court, and a motion to return the case to state court was later denied by the federal court. The case is set for a trial beginning on Nov. 1, 2005.

Miscellaneous receivables of $78 million remain recorded as of Feb. 28, 2005 ($27 million was recorded in miscellaneous receivables and $51 million was recorded in other assets), for the anticipated insurance reimbursement for a portion of the settlement amount paid by Monsanto in connection with the global settlement of the Abernathy and Tolbert cases, which is described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia’s current or former operations. Below is a description of the significant environmental matters reflected in the charge.

In May 2002, the U.S. Environmental Protection Agency (EPA) sent Monsanto and Solutia a “notice of potential liability and offer to negotiate for removal action” regarding dioxin in the Kanawha River in Putnam and Kanawha counties, West Virginia, which was premised on Pharmacia’s former operations at its Nitro, West Virginia, manufacturing facility. The EPA, Monsanto and Pharmacia have negotiated a consent order under which Monsanto is preparing an Engineering Evaluation/Cost Analysis Report, which will contain the results of Monsanto’s investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments.

Based on Solutia’s failure to perform its environmental obligations, on March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Sauget, Illinois, and Anniston, Alabama sites under existing orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remedial work until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked.

Other Litigation: The following discussion provides new and updated information regarding Monsanto’s litigation, except litigation related to Solutia, which is discussed above. Other information with respect to such litigation appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Report on Form 10-Q for the quarterly period ended Nov. 30, 2004. Monsanto is defending and prosecuting litigation in its own name. Monsanto is also defending and prosecuting certain cases that were brought in Pharmacia’s name and for which Monsanto assumed responsibility under the Separation Agreement. Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. While the ultimate liabilities resulting from such lawsuits and claims may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity.

On June 3, 1999, AgrEvo Environmental Health, n/k/a Aventis Environmental Science (AgrEvo) filed a suit in the U.S. District Court for the Southern District of New York against The Scotts Miracle-Gro Co. (Scotts), f/k/a The Scotts Company, and Pharmacia seeking damages and injunctive relief for alleged antitrust violations by Scotts and Pharmacia and alleged tortious interference of contract by Pharmacia that included a supply agreement for the active ingredient for the Finale® consumer herbicide. AgrEvo claims that Scotts’ subsequent agreement to become the exclusive sales and marketing agent for Pharmacia’s ROUNDUP lawn-and-garden business violated its agreement with AgrEvo and that Pharmacia and Scotts agreed that Scotts would divest Finale® to a weaker competitor in connection with the ROUNDUP deal. Pursuant to its obligation under the Separation Agreement, Monsanto is defending Pharmacia in this matter. On Oct. 25, 2004, the court granted Monsanto summary judgment on the state law claims but denied the defendants’ motions for summary judgment on the antitrust claims. This case was settled between Monsanto and AgrEvo, and all claims against Monsanto were dismissed with prejudice on Jan. 31, 2005.

Guarantees: As disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004, Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil. Due to the seasonal nature of Monsanto’s business, the level of customer loans with these banks and the related Monsanto guarantees has increased since Aug. 31, 2004. As a result, the maximum potential amount of future payments under these guarantees is approximately $61 million as of Feb. 28, 2005. Based on the company’s current assessment of credit exposure, Monsanto has recorded a liability of less

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

than $1 million related to these guarantees. Monsanto’s recourse under these guarantees is limited to the customer, and it is not currently estimable.

Except as described above, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2004. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 — Commitments and Contingencies — of the notes to consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 5 — Customer Financing Program — of this Form 10-Q. Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia’s Assumed Liabilities can be found above.

NOTE 16. SEGMENT INFORMATION

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of crop protection products (ROUNDUP and other glyphosate-based herbicides and selective chemistries), animal agriculture businesses and lawn-and-garden herbicide products. Sales between segments were not significant. Segment data is presented in the table that follows.

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

Net Sales(1)
Corn seed and traits	$646	$488	$874	$677
Soybean seed and traits	443	316	623	489
All other crops seeds and traits	92	70	153	101

Total Seeds and Genomics	$1,181	$874	$1,650	$1,267

ROUNDUP and other glyphosate-based herbicides	$481	$371	$919	$807
All other agricultural productivity products	247	253	416	447

Total Agricultural Productivity	$728	$624	$1,335	$1,254

Total	$1,909	$1,498	$2,985	$2,521

EBIT(2)
Seeds and Genomics	$492	$273	$507	$149
Agricultural Productivity	50	(17)	(175)	14

Total	$542	$256	$332	$163

Depreciation and Amortization Expense
Seeds and Genomics(3)	$65	$70	$128	$135
Agricultural Productivity	47	44	93	93

Total	$112	$114	$221	$228

(1)	Represents net sales from continuing operations.
(2)	EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earning is intended to mean net income as presented in the Statement of Consolidated Operations under generally accepted accounting principles.
(3)	Does not include the $69 million impairment of goodwill in the first half of fiscal year 2004.

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

EBIT	$542	$256	$332	$163
Interest Expense — Net	15	15	35	32
Income Tax Provision (Benefit)(1)	154	87	(36)	74

Net Income	$373	$154	$333	$57

(1) Includes the income tax provision from continuing operations and the income tax benefit from discontinued operations.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 17. DISCONTINUED OPERATIONS

In second quarter 2005, the company committed to a plan to sell its environmental technologies businesses that met the “held for sale” criteria under SFAS 144. The environmental technologies businesses provide engineering, procurement and construction management services, and sell proprietary equipment and process technologies. The company has determined that these businesses are no longer consistent with its strategic business goals. In April 2005, the company announced that it signed a non-binding letter of intent to sell the environmental technologies businesses to the management of the businesses in a management buyout. The parties are working on a definitive agreement for the transaction, which is targeted to close by the end of fiscal year 2005.

As discussed in Note 4 — Restructuring, in first quarter 2004, Monsanto announced plans to (1) exit the European breeding and seed business for wheat and barley and (2) discontinue the plant-made pharmaceuticals program. As a result of these plans and the plan to sell the environmental technologies businesses, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for the three months and six months ended Feb. 28, 2005, and Feb. 29, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of Feb. 28, 2005, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

The company evaluated the carrying amount of the environmental technologies businesses net assets as of Feb. 28, 2005, in accordance with SFAS 144, and determined that the net assets were not impaired primarily based on discussions with third parties concerning strategic alternatives for the businesses. This assessment is subject to change based on future developments related to selling the businesses. The assets and liabilities of the environmental technologies businesses are shown in the table below. As of Feb. 28, 2005, there were no remaining assets and liabilities of the European wheat and barley and plant-made pharmaceuticals businesses.

As of Feb. 28,
(Dollars in millions)	2005

Assets of discontinued businesses held for sale:
Accounts receivable	$16
Miscellaneous receivables	25
Inventories	13
Property, plant and equipment – net	2
Other	11

Total assets of discontinued businesses held for sale	$67

Liabilities of discontinued businesses held for sale:
Current liabilities	$36
Long-term liabilities	1

Total liabilities of discontinued businesses held for sale	$37

The following amounts related to the environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

Net sales	$36	$25	$77	$63

Income (loss) from operations of discontinued businesses	2	(3)	2	(28)
Income tax benefit	—	(1)	(86)	(8)

Income (loss) on discontinued operations	$2	$(2)	$88	$(20)

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In fiscal year 2004, the sale of assets associated with the European wheat and barley business to Rodez, France-based RAGT Genetique, S.A. (RAGT) was finalized. This divestiture resulted in a net loss of approximately $3 million before taxes recorded in loss from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs. The divestiture also generated a tax loss that was recognized as a tax benefit in the United States. In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. See Note 4 for discussion of the $20 million tax benefit recorded in continuing operations and Note 8 — Income Taxes — for further discussion of the tax benefit.

NOTE 18. SUBSEQUENT EVENTS

Effective March 11, 2005, Monsanto finalized a 364-day $1 billion revolving credit facility. This facility will be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and commercial paper backstop (e.g., the revolving credit facility could serve as a back-up to repay commercial paper borrowings upon maturity). The company’s existing five-year $1 billion revolving credit facility will remain in place. (Discussion of this facility can be found in Note 12 — Debt and Other Credit Arrangements — of the notes to consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004.) The terms and conditions of the new $1 billion revolving credit facility are substantially similar to the existing $1 billion revolving credit facility.

Subsequent to Feb. 28, 2005, Monsanto completed transactions to acquire Seminis, Emergent and NC+ Hybrids. In connection with the Seminis and Emergent acquisitions, commercial paper borrowings of $600 million were issued in March 2005 and $680 million in April 2005. See Note 3 — Business Combinations — for further discussion of the acquisitions.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

Monsanto Company is a leading global provider of agricultural products for farmers. We produce leading seed brands, including DEKALB and ASGROW, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also make ROUNDUP herbicide and other herbicides. Our seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics. Unless otherwise indicated, “Monsanto,” “the company,” “we,” “our,” and “us” are used interchangeably to refer to Monsanto Company and its consolidated subsidiaries, as appropriate to the context.

We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of our crop protection products (ROUNDUP and other glyphosate-based herbicides and selective chemistries), animal agriculture businesses and lawn-and-garden herbicide products. In second quarter 2005, we committed to a plan to sell the environmental technologies businesses. In fiscal year 2004, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with our European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses has been presented as discontinued operations as outlined below. See Note 17 — Discontinued Operations — for further details. The financial statements have been restated and prepared in compliance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, for the three months and six months ended Feb. 28, 2005, and Feb. 29, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of Feb. 28, 2005, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

Certain prior-period amounts have been reclassified to conform with the current-year presentation. These reclassifications include a net sales and cost of goods sold reclassification related to outward freight costs. We typically pay the freight costs for transporting finished products to customers and have historically recorded these costs as a reduction of net sales. Following the guidance of Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the company has reclassified outward freight on sales, resulting in an increase in previously reported net sales with a corresponding increase in cost of goods sold for all periods reported herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2004. Financial information for the first six months of fiscal year 2005 should not be annualized because of the seasonality of our business. Unless otherwise noted, all amounts and analyses are based on continuing operations. The notes to the consolidated financial statements that are referenced throughout MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q.

Financial Measures

EBIT is defined as earnings before interest and taxes. Earnings is intended to mean net income as presented in the Statement of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management in determining resource allocations within the company. See Note 16 — Segment Information — for a reconciliation of EBIT to net income for the three months and six months ended Feb. 28, 2005, and Feb. 29, 2004.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operations and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity, and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow.

Return on capital (ROC) means net income (without the effect of certain items noted below) exclusive of after-tax interest expenses, divided by the average of the beginning year and ending year net capital employed. The items excluded from net income are restructuring charges and discontinued operations for both years; the Solutia-related charge, tax benefit on the loss from the European wheat and barley business and purchase accounting adjustments (primarily acquired in-process research and development expenses) in 2005; and the goodwill impairment in 2004. After-tax interest expense is calculated by multiplying interest expense — net by 38 percent, which represents the estimated combined federal and state statutory tax rates for the United States. The net capital employed is defined as total shareowners’ equity plus short-term and long-term debt, less cash and cash equivalents in excess of $125 million (cash for ongoing business operations). We believe ROC is useful to investors and management as a measure of how effectively the company utilizes capital to generate earnings. ROC is expected to be useful for Monsanto to improve the utilization of capital invested in the company, to maximize the potential value of assets, and to identify and fund the highest earning investments.

The presentation of EBIT, free cash flow and ROC information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT, free cash flow and ROC measures may not be comparable to other companies’ EBIT, free cash flow and ROC measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with accounting principles generally accepted in the United States.

Executive Summary

Consolidated Operating Results — Net sales increased $411 million in the three-month comparison and $464 million in the six-month comparison. For both periods, we experienced sales improvements in corn and soybean traits in the United States, and corn seed in the United States and Europe. Additionally, in the first half of 2005, sales of cotton traits in Australia increased. Sales of ROUNDUP and other glyphosate-based herbicides improved in all major world areas in the quarter-to-quarter comparison. In the first half of 2005, higher ROUNDUP and other glyphosate-based herbicide sales in Brazil, the Europe-Africa region and the Asia-Pacific region more than offset lower sales of ROUNDUP herbicides in the United States. Total company gross profit as a percent of sales increased 3 percentage points in both the three-month and six-month comparisons primarily because of the 2005 price increase for our ROUNDUP READY soybean and corn traits in the United States, and increased trait penetration and growth in stacked traits, particularly in U.S. corn. Operating expenses were flat in the quarter-over-quarter comparison, and decreased 11 percent, or $105 million, in the first half of 2005 because of the global wheat goodwill impairment and higher restructuring charges recorded in the first half of 2004. We recorded a charge of $284 million, or $0.67 per share, associated with certain liabilities in connection with the Solutia bankruptcy in first quarter 2005 (see Note 15 — Commitments and Contingencies). Also, in first quarter 2005, we recorded a deferred tax benefit of $106 million, or $0.39 per share, as a result of the loss incurred on the European wheat and barley business (see Note 8 — Income Taxes). Of this tax benefit, $20 million was recorded in continuing operations, and $86 million was recorded in discontinued operations. Net income in second quarter 2005 was $1.37 per share compared with $0.57 per share in the prior-year second quarter. Net income in the first half of 2005 was $1.23 per share compared with $0.21 per share in the prior-year comparable period. For further details, see the “Results of Operations,” the “Seeds and Genomics Segment,” and the “Agricultural Productivity Segment” sections of MD&A.

Financial Condition, Liquidity, and Capital Resources — For the first half of 2005, net cash provided by operations was $453 million compared with $217 million in the comparable prior-year first half. Net cash provided by investing activities was $47 million in 2005, and net cash required by investing activities was $146 million in 2004. As a result, our free cash flow as defined in the “Overview — Financial Measures” section of MD&A was $500 million in the first half of 2005 compared with $71 million in the same period a year ago. In the first half of 2004, we contributed $400 million toward the PCB litigation settlement. The timing of our purchases and maturities of short-term investments favorably affected the six-month comparison by $320 million. In first quarter 2005, we formed American Seeds, Inc. (ASI), which acquired Channel Bio Corp. (Channel Bio), and we acquired the North American canola seed businesses of Advanta Seeds (Advanta) from Advanta B.V.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

These acquisitions required a cash outlay of $173 million. In third quarter 2005, we completed three acquisitions: Seminis Inc. (Seminis), Emergent Genetics, Inc. (Emergent) and NC+ Hybrids Inc. (NC+ Hybrids, acquired by ASI). Seminis, the largest of the three, is the global leader in the vegetable and fruit seed industry.

Total debt outstanding decreased $347 million between Aug. 31, 2004, and Feb. 28, 2005, primarily because certain medium-term notes matured in the first half of 2005. Further, in March 2005, we finalized a 364-day $1 billion revolving credit facility to be used for general corporate purposes. We borrowed commercial paper of $600 million in March 2005 and $680 million in April 2005 to fund the Seminis and Emergent acquisitions. See the “Financial Condition, Liquidity, and Capital Resources” section of MD&A for a more detailed discussion of the items in this section.

Outlook — We are continuing to evolve to a company led by its strengths in seeds and biotechnology traits as a means of delivering value to our customers. We aim to continually improve our products in order to maintain market leadership and to support near-term performance. We are focused on innovation, especially in biotechnology, which we expect to deliver through solving problems in new ways for farmers. Our current research-and-development strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing pipeline products. Our capabilities in biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. We aspire to bring new solutions to our customers’ unmet needs, for example crops with improved oil and protein composition and with drought tolerance. The viability of our product pipeline depends in part on the speed of regulatory approvals globally. As a key determinant of our ability to launch new products, we have focused on aspects of the process we can control. This has resulted in programs such as the Brazil value capture system, which was launched in southern Brazil last year given the continuing uncertainty in the regulatory and legal environment. In March 2005, Brazil’s President signed a biosafety bill into law which establishes the regulatory process for the approval of biotech crops. The implementation of our point-of-delivery payment system in the past year laid the groundwork for ensuring that we capture value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and allow Brazil to be a greater contributor to revenue in seeds and traits in the coming years.

As discussed in the previous section, we completed three acquisitions in third quarter 2005. While delivering earnings growth and generating free cash for our base business, we were also evaluating acquisition opportunities to expand our growth proactively. Seminis is well positioned to capitalize on the fast-growing vegetable and fruit segment of the agriculture industry, and the acquisition expands our ability to grow. Further, the addition of Emergent completes a strategic cotton germplasm and traits platform modeled on our branded and licensing strategies for corn and soybeans. Over the next year, we plan to focus on three areas: accelerating the potential growth of these new businesses, executing our business plan, and strengthening our balance sheet.

Concurrent with this activity in the Seeds and Genomics segment, we are focused on reducing the costs associated with our agricultural chemistry business as that sector matures globally. ROUNDUP agricultural herbicides remain the market leader; however, the mix of our glyphosate products sold reflects the increased competitive dynamics of the marketplace.

We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (defined in Note 15), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. See Note 15 and Part II — Item 1 — Legal Proceedings for further details. Accordingly, in first quarter 2005, we recorded a charge of $284 million for estimated litigation and environmental liabilities we expect to incur in connection with Solutia’s bankruptcy. The charge may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process.

See the “Outlook” section of MD&A for a more detailed discussion of certain of the opportunities, challenges and risks we have identified for our business.

In October 2004, we announced that ROC would be a new financial measure for Monsanto starting in fiscal year 2005. We intend to improve ROC through continued optimization of the ROUNDUP business, while accelerating the seeds and traits businesses. Additionally, we expect our compounded annual earnings per share growth rate to somewhat increase in fiscal year 2005 from the fiscal year 2004 earnings per share base, excluding restructuring charges and discontinued operations for both years; the Solutia-related charge, tax benefit on the loss from the European wheat and barley business and purchase accounting adjustments (primarily acquired in-process research and development expenses) in 2005; and the goodwill impairment in 2004. We expect the earnings per share growth to be driven by greater acreage penetration of biotech traits, the

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

use of more than one trait per acre, and pricing flexibility in our seeds and traits businesses. The factors described in the “Cautionary Statements: Risk Factors Regarding Forward-Looking Statements” section of MD&A represent continuing risks to this expectation.

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	Feb. 28,	Feb. 29,		Feb. 28,	Feb. 29,
(Dollars in millions, except per share amounts)	2005	2004	% Change	2005	2004	% Change

Net Sales	$1,909	$1,498	27%	$2,985	$2,521	18%
Gross Profit	1,016	743	37%	1,511	1,204	25%
Operating Expenses:
Selling, general and administrative expenses	303	272	11%	559	544	3%
Bad-debt expense	11	22	(50)%	21	40	(48)%
Research and development expenses	127	125	2%	258	241	7%
Impairment of goodwill	—	—	—	—	69	(100)%
Restructuring charges — net	7	28	(75)%	8	57	(86)%

Total Operating Expenses	448	447	0%	846	951	(11)%

Income from Operations	568	296	92%	665	253	163%
Interest expense	24	23	4%	49	44	11%
Interest income	9	8	13%	14	12	17%
Solutia-related expenses (see Note 15)	9	14	(36)%	293	14	NM
Other expense — net	19	23	(17)%	42	48	(13)%

Income from Continuing Operations Before Income Taxes	525	244	115%	295	159	86%
Income tax provision	154	88	75%	50	82	(39)%

Income from Continuing Operations	371	156	138%	245	77	218%
Discontinued Operations:
Income (loss) from operations of discontinued businesses	2	(3)	NM	2	(28)	NM
Income tax benefit	—	(1)	NM	(86)	(8)	NM

Income (Loss) on Discontinued Operations	2	(2)	NM	88	(20)	NM

Net Income	$373	$154	142%	$333	$57	484%

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.36	$0.58	134%	$0.90	$0.29	210%
Income (loss) on discontinued operations	0.01	(0.01)	NM	0.33	(0.08)	NM

Net Income	$1.37	$0.57	140%	$1.23	$0.21	486%

NM = Not Meaningful

Effective Tax Rate	29%	36%		17%	52%

Comparison as a Percent of Net Sales:
Gross profit	53%	50%		51%	48%
Selling, general and administrative expenses	16%	18%		19%	22%
Research and development expenses	7%	8%		9%	10%
Total operating expenses	23%	30%		28%	38%
Income from continuing operations before income taxes	28%	16%		10%	6%
Net income	20%	10%		11%	2%

Second Quarter Fiscal Year 2005

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:

Net sales increased 27 percent in second quarter 2005 from the same quarter a year ago. Both of our segments experienced improvements in net sales: our Seeds and Genomics segment improved 35 percent and our Agricultural Productivity segment improved 17 percent. For a more detailed discussion of the factors affecting the net sales comparison, see the “Overview — Executive Summary,” the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections of MD&A.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

Gross profit increased 37 percent in second quarter 2005. Total company gross profit as a percent of sales was 53 percent in second quarter 2005 and 50 percent in second quarter 2004. Gross profit as a percent of sales for the Seeds and Genomics segment was 66 percent in second quarter 2005 and 62 percent in second quarter 2004. This improvement was primarily driven by the 2005 price increase for our ROUNDUP READY soybean and corn traits in the United States, and increased trait penetration and growth in stacked traits, particularly in U.S. corn. See additional drivers of this fluctuation in the “Seeds and Genomics Segment” section of MD&A. Gross profit as a percent of sales for the Agricultural Productivity segment was 33 percent for both three-month periods.

Operating expenses were flat in the quarter-over-quarter comparison. Lower restructuring charges and bad-debt expense in 2005 were somewhat offset by higher selling, general and administrative (SG&A) expenses. However, operating expenses as a percent of net sales declined 7 percentage points to 23 percent in the three-month comparison.

SG&A expenses increased 11 percent, or $31 million, for the three-month comparison resulting from a variety of factors. The timing of selling expenses in Argentina resulted in higher second quarter 2005 SG&A expenses. Also, SG&A increased because of higher commission expense as a result of increased second quarter 2005 net sales for our lawn-and-garden herbicide products compared with second quarter 2004. As a percent of net sales, SG&A expenses decreased 2 percentage points to 16 percent in second quarter 2005.

Bad-debt expense decreased $11 million, or 50 percent, to $11 million in second quarter 2005 compared with the same quarter a year ago. Bad-debt expense in second quarter 2005 was recorded in the normal course of business across various world areas. In fiscal year 2004, we continued to restructure our Argentine business model and to monitor unfavorable economic and business conditions, which led to increased credit exposure. In second quarter 2004, we recorded higher bad-debt expense for exposures related to estimated uncollectible Argentine accounts receivable after performing a thorough review of our past-due trade receivables.

Restructuring charges — net were recorded in both three-month periods. We recorded $7 million of restructuring charges in second quarter 2005 to complete the restructuring actions under our fiscal year 2004 restructuring plan. We do not expect additional charges related to our fiscal year 2004 restructuring plan in 2005. In the prior-year quarter, we recorded charges related to our fiscal year 2004 restructuring plan of $46 million within continuing operations, of which $29 million was recorded in operating expenses and $17 million in cost of goods sold. Our second quarter 2004 restructuring charges were reduced by $1 million in restructuring reversals related to our past restructuring plans. For a further discussion, see the “Restructuring” section of MD&A.

Other expense — net decreased $4 million in the quarter-over-quarter comparison to $19 million. Net foreign-currency transaction losses decreased $4 million to a loss of $2 million in second quarter 2005. We also had slightly lower quarter-over-quarter equity affiliate expense related to our Renessen LLC (Renessen) joint venture, hedging losses, and banking and other related fees. Cargill, Incorporated and Monsanto each have a 50 percent interest in Renessen. It was formed to develop and market products for the grain processing and animal feed industries. In second quarter 2004, we recognized $5 million of other income related to a gain upon the sale of equity securities.

Income tax provision for second quarter 2005 increased 75 percent to $154 million, compared with an increase in income from continuing operations before income taxes of 115 percent. The second quarter 2005 effective tax rate was 29 percent, a reduction of 7 percent compared with the prior-year quarter. Second quarter 2004 included two adjustments for valuation allowances against our deferred tax assets, establishing a valuation allowance of $102 million in Argentina and reversing the $90 million existing valuation allowance in Brazil. These adjustments increased our second quarter 2004 effective tax rate by 5 percent. Without these adjustments in the prior-year quarter, our effective tax rate would have been slightly lower in the current-year quarter. This decline was primarily related to a realignment of the company’s European business operations.

The factors above explain the $215 million improvement in income from continuing operations. In second quarter 2005, we recorded income on discontinued operations of $2 million related to the environmental technologies businesses. In second quarter 2004, discontinued operations generated an aftertax loss of $2 million related to the European wheat and barley business. Restructuring expenses recorded in discontinued operations were approximately $1 million pretax for second quarter 2004. See Note 17 — Discontinued Operations — for further details.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

First Half of Fiscal Year 2005

The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2005 and 2004 income from continuing operations:

Net sales increased 18 percent in the first half of 2005 from the comparable period a year ago. Net sales of our Seeds and Genomics segment improved 30 percent, or $383 million, and net sales of our Agricultural Productivity segment improved 6 percent, or $81 million. For a more detailed discussion of the factors affecting the net sales comparison, see the “Overview — Executive Summary,” the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections of MD&A.

Gross profit increased 25 percent in the six-month comparison. Total company gross profit as a percent of sales improved 3 percentage points to 51 percent, which was attributable to the Seeds and Genomics segment. In the first half of 2005, the Seeds and Genomics segment represented 55 percent of total company net sales and 70 percent of total company gross profit. See the “Seeds and Genomics Segment” section of MD&A for the details. Gross profit as a percent of sales for the Agricultural Productivity segment was flat in the six-month comparison.

Operating expenses decreased 11 percent, or $105 million, in the first half of 2005 from the prior-year comparable period primarily because of the global wheat goodwill impairment and higher restructuring charges in 2004.

SG&A expenses increased 3 percent, or $15 million, in the first-half comparison. The largest driver was higher commission expense for our lawn-and-garden herbicide products as a result of increased net sales for the first half of 2005 compared with the same period in 2004. As a percent of net sales, SG&A expenses decreased 3 percentage points to 19 percent in the first half of 2005 primarily because of 2005 cost savings in the United States and Europe as a result of restructuring charges in fiscal year 2004. The European cost savings related to prior-year restructuring actions were nearly offset by the effect of exchange rates on European SG&A expenses in the first half of 2005.

Bad-debt expense decreased $19 million, or 48 percent, to $21 million in the first half of 2005 compared with the same period a year ago. See the explanation for this line item discussed in the “Results of Operations — Second Quarter Fiscal Year 2005” section of MD&A. This explanation is also applicable to the fluctuation between first quarter 2005 and first quarter 2004 in which we recorded an increase in bad-debt expense of $8 million primarily associated with Argentina.

Research and development (R&D) expenses increased 7 percent, or $17 million, in the first half of 2005 from the same period a year ago. In first quarter 2005, we acquired Advanta and formed ASI, which acquired Channel Bio (see Note 3 — Business Combinations — for additional details of these acquisitions). We recorded charges of $12 million related to these acquisitions for the write-off of acquired in-process R&D (IPR&D). Management believed the technological feasibility of the acquired IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles. Also, we incurred higher employee-related costs in the first half of 2005. As a percent of net sales, R&D expenses decreased 1 percentage point to 9 percent in the first half of 2005.

In first quarter 2004, we recognized a $69 million noncash goodwill impairment related to our global wheat business. Our decision to exit the European wheat and barley business required us to re-evaluate the goodwill related to the wheat reporting unit for impairment. See Note 7 — Goodwill and Other Intangible Assets — for additional information.

Restructuring charges — net were recorded in both six-month periods. We recorded $8 million of restructuring charges in the first half of 2005 to complete the restructuring actions under our fiscal year 2004 restructuring plan. In the prior-year first half, we began recording charges related to our fiscal year 2004 restructuring plan, with $76 million recorded within continuing operations ($17 million was recorded in cost of goods sold). The restructuring charges recorded in the first half of 2004 were reduced by $2 million in restructuring reversals related to our past restructuring plans. For a further discussion, see the “Restructuring” section of MD&A.

We recorded Solutia-related expenses of $293 million in the first half of 2005 and $14 million in the first half of 2004. In first quarter 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge is based on the best estimates by our management with input from our legal and other outside advisors. Discussions between and among the various parties

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

involved in the Solutia bankruptcy will continue for some time, and a formal reorganization plan must ultimately be affirmed by several constituencies and the bankruptcy court. We believe that this charge, based on what is known at the time of filing this report, represents the estimated discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, given the current status of Solutia’s bankruptcy proceedings, actual costs to the company may be materially different from this estimate. In the first half of 2005, we recorded $9 million of legal and other expenses related to the Solutia bankruptcy compared with $14 million in the prior-year comparable period for similar expenses. See Note 15 — Commitments and Contingencies — for further details.

Other expense — net decreased $6 million in the first half of 2005. Net foreign-currency transaction losses decreased $9 million to $5 million. Our equity affiliate expense, primarily related to Renessen, decreased $5 million to $15 million in the first half of 2005 because of lower payroll costs as a result of a prior-year reorganization, and improved cost management. In first quarter 2005, we established a $15 million reserve for litigation, which was paid out in second quarter 2005.

Interest expense increased 11 percent, or $5 million, in the six-month comparison. In second quarter 2005, interest expense of $1 million was recognized for the accretion of the discount on the Solutia-related reserve established in first quarter 2005. Interest incurred on liabilities unrelated to debt was offset by lower interest expense on Brazilian debt, which matured in December 2004.

Income tax provision for the first half of 2005 decreased 39 percent to $50 million, despite an 86 percent increase in income from continuing operations before income taxes. This disparity was primarily the result of the following four items:
•	A tax benefit of $20 million was recorded in continuing operations in the first half of 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 8 — Income Taxes).
•	The goodwill impairment of $69 million in fiscal year 2004 was not deductible for tax purposes.
•	The first half of 2004 included two adjustments for valuation allowances against our deferred tax assets, establishing a valuation allowance of $102 million in Argentina and reversing the previously existing valuation allowance of $90 million in Brazil.
•	The effective tax rate for the first half of fiscal 2005 was affected by the $284 million Solutia-related charge (aftertax $181 million).

Without these items, our effective tax rate would have been slightly lower in the six-month comparison, which was primarily the result of a realignment of the company’s European business operations.

The factors above explain the change in income from continuing operations. In the first half of 2005, we recorded income on discontinued operations of $88 million. As discussed in Note 8, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.39 per share, in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill impairment related to our global wheat business recorded in continuing operations in fiscal year 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005.

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses. We generated after-tax income in both six-month periods of $2 million related to the environmental technologies businesses. Also, in the first six months of 2004, we incurred an after-tax loss of $22 million related to the European wheat and barley business and the plant-made pharmaceuticals program, primarily reflecting $24 million in after-tax restructuring charges ($34 million pretax). Operating activities of the discontinued businesses slightly offset these charges. For further details of our discontinued operations, see Note 17.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended			Six Months Ended
	Feb. 28,	Feb. 29,		Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Net Sales
Corn seed and traits	$646	$488	32%	$874	$677	29%
Soybean seed and traits	443	316	40%	623	489	27%
All other crops seeds and traits	92	70	31%	153	101	51%

Total Net Sales	$1,181	$874	35%	$1,650	$1,267	30%

Gross Profit
Corn seed and traits	$407	$292	39%	$536	$412	30%
Soybean seed and traits	334	224	49%	449	323	39%
All other crops seeds and traits	34	24	42%	73	40	83%

Total Gross Profit(1)	$775	$540	44%	$1,058	$775	37%

EBIT(2)	$492	$273	80%	$507	$149	240%

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 4 — Restructuring and “Restructuring” in MD&A for further details.
(2) EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 — Segment Information and the “Overview — Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2005

Net sales of corn seed and traits increased 32 percent, or $158 million, in the quarter-over-quarter comparison as a result of higher corn seed and trait sales in the United States and corn seed sales in Europe. The U.S. corn seed and trait business had a strong start in second quarter 2005. Based on order and shipping patterns, we expect our market share to increase in our branded U.S. corn business in fiscal year 2005 compared with fiscal year 2004. Also, in the three-month comparison, the average net selling price for our U.S. branded corn seed increased because a higher percentage of sales had seed treatments that commanded higher selling prices, and because of an improved product mix. Both branded and licensed corn traits in the United States increased because of a fiscal year 2005 increase in ROUNDUP READY corn trait pricing and a favorable product mix as a result of new trait combinations and growth in stacked traits. Licensed corn trait sales volumes in the United States improved because of higher licensee trait penetration. ASI’s acquisition of Channel Bio in November 2004 also positively contributed to the quarter-over-quarter net sales comparison of corn seed and traits (see the “Financial Condition, Liquidity, and Capital Resources” section of MD&A). In addition, corn seed sales in the Europe-Africa region increased in the quarter-over-quarter comparison because of stronger market performance, including market share gains in several countries, and favorable exchange rates. Overall gross profit as a percent of sales for corn seed and traits increased 3 percentage points to 63 percent in the quarter-over-quarter comparison primarily because of increased trait penetration and growth in stacked traits and higher average net selling prices in the United States, and the favorable exchange rates in Europe.

Soybean seed and trait net sales increased 40 percent, or $127 million, in second quarter 2005. This increase was primarily driven by a fiscal year 2005 price increase for ROUNDUP READY soybean traits in the United States, which resulted in both higher trait royalties from licensees and branded trait revenues. The price increase was also the primary contributor to the 4 percentage point increase in soybean seed and trait gross profit as a percent of sales in second quarter 2005. To a lesser extent, soybean seed sales also increased in the United States because of ASI’s acquisition of Channel Bio and an improved product mix.

All other crops seed and trait net sales increased 31 percent, or $22 million, in the current-year quarter primarily because of higher canola seed sales and Australian cotton trait sales. Sales of canola seed in Canada and the United States increased because of the Advanta acquisition (see the “Financial Condition, Liquidity, and Capital Resources” section of MD&A). Sales volumes of our canola traits also increased in Canada. See the discussion in the “Seeds and Genomics Financial Performance — First Half of Fiscal Year 2005” section of MD&A for an explanation of the increase in Australian cotton trait sales.

EBIT for the Seeds and Genomics segment increased 80 percent, or $219 million, in the quarter-over-quarter comparison. The sales increases and associated gross profit improvements discussed throughout this section resulted in $235 million higher gross profit in second quarter 2005, which contributed significantly toward the EBIT improvement. Gross profit as a

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

percent of sales improved 4 percentage points to 66 percent in second quarter 2005. Total operating expenses for the Seeds and Genomics segment increased $21 million primarily driven by higher SG&A expenses supporting the increased growth in this segment. However, total operating expenses, including SG&A, declined as a percent of total segment net sales by approximately 6 percentage points.

Seeds and Genomics Financial Performance — First Half of Fiscal Year 2005

Net sales of corn seed and traits increased 29 percent, or $197 million, in the first half of 2005. The sales and gross profit explanations provided in the “Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2005” section of MD&A are also applicable for the six-month comparison. In addition to the Europe-Africa sales drivers provided for the quarter, corn seed sales in South Africa increased because of stronger market performance and timing. The sales timing was a shift in sales volume from fourth quarter 2004 to first quarter 2005 versus sales recorded in the comparable prior-year periods. The average net selling price increased in South Africa because of the favorable effect of the South African rand exchange rate and improved product mix.

Soybean seed and trait net sales increased 27 percent, or $134 million, in the six-month comparison. The sales explanations provided in the “Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2005” section of MD&A are also applicable for this comparison. Gross profit as a percent of sales for soybean seed and traits improved 6 percentage points to 72 percent in the six-month comparison primarily because of the U.S. 2005 price increase for ROUNDUP READY soybean traits.

All other crops seed and trait net sales increased 51 percent, or $52 million, in the first half of 2005 compared with the same period a year ago primarily because of higher cotton trait sales in Australia. In the six-month Australian comparison, trait penetration, planted cotton hectares and trait pricing all increased. The market penetration of our cotton traits doubled in the six-month comparison. In addition, in the first half of 2005, BOLLGARD II cotton traits, our first second-generation biotechnology product, comprised all of our insect-protected trait acreage in Australia, whereas in 2004, in its introductory year, it was half of the insect-protected trait acreage. Prior to BOLLGARD II cotton approval, the Australian government had restricted cotton plantings with a single Bt gene trait to a maximum 30 percent of the country’s total cotton plantings. The combination of removing this cap on biotechnology cotton plantings, increased farmer experience and acceptance of our BOLLGARD II cotton traits, an increased number of hectares planted and a higher availability of product supply in 2005 resulted in the increased cotton trait penetration. Cotton hectares planted increased substantially primarily because of drought weather conditions and the related lack of available water for irrigation in 2004. We also increased the price of our BOLLGARD II cotton traits in 2005. Sales of canola seed and traits also increased in the six-month comparison because of the Advanta acquisition and the timing of Canadian canola trait sales, with a higher amount of sales occurring in the first half of 2005 versus the comparable prior-year period.

EBIT for the Seeds and Genomics segment increased 240 percent, or $358 million, in the six-month comparison. The sales increases and associated gross profit improvements discussed throughout this section resulted in $283 million higher gross profit in the first half of 2005, which contributed significantly toward the EBIT improvement. Gross profit as a percent of sales improved 3 percentage points to 64 percent in the first half of 2005. Total operating expenses decreased $36 million primarily because of the $69 million goodwill impairment and higher restructuring expenses in 2004. Somewhat offsetting this improvement, SG&A and R&D expenses increased in the six-month comparison because of increased SG&A expenses supporting the increased growth in this segment and the IPR&D write-off related to the Channel Bio and Advanta acquisitions.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended			Six Months Ended
	Feb. 28,	Feb. 29,		Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$481	$371	30%	$919	$807	14%
All other agricultural productivity products	247	253	(2)%	416	447	(7)%

Total Net Sales	$728	$624	17%	$1,335	$1,254	6%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$137	$98	40%	$291	$254	15%
All other agricultural productivity products	104	105	(1)%	162	175	(7)%

Total Gross Profit(1)	$241	$203	19%	$453	$429	6%

EBIT(2)	$50	$(17)	NM	$(175)	$14	NM

NM	= Not Meaningful

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 4 — Restructuring and “Restructuring” in MD&A for further details.
(2) EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 — Segment Information and the “Overview — Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2005

Net sales of ROUNDUP and other glyphosate-based herbicides increased 30 percent, or $110 million, in the quarter-over-quarter comparison. In the three-month comparison, sales volumes of ROUNDUP and other glyphosate-based herbicides increased 23 percent. We experienced net sales increases in all world areas, with the Europe-Africa and Asia-Pacific regions, and global supply customers being the largest contributors. In fiscal year 2005, the supply of generic glyphosate from China continued to grow somewhat, but because of major energy and raw material shortages, it was generally supplied at higher prices. The tight supply and higher Chinese prices provided greater pricing flexibility outside of the United States to everyone in the industry.

Sales of branded glyphosate-based herbicides in the Europe-Africa region benefited from favorable foreign exchange rates. The sales volume of our non-branded glyphosate herbicides in the Europe-Africa region increased significantly because of favorable market conditions and quarter-over-quarter weather conditions. The weather conditions most notably improved in France where we experienced drought conditions in the prior-year quarter compared with more normal conditions in the 2005 quarter. In the quarter-over-quarter comparison, the average net selling price of our glyphosate products in the Asia-Pacific region increased primarily because of the worldwide supply of and demand for generic glyphosate. Also, the Asia-Pacific region experienced higher sales volumes during second quarter 2005, led by increased demand from supply customers and by more favorable weather conditions in Australia. However, the Asia-Pacific region’s increase in volume was primarily a result of timing between the first and second halves of 2005 versus the comparable prior-year periods. Sales from our global supply customers also increased in the quarter-over-quarter comparison because of higher volume and average net selling prices attributable to several supply customers.

Sales of all other agricultural productivity products decreased 2 percent, or $6 million. Lower quarter-over-quarter sales of other selective herbicides and animal agriculture products were nearly offset by higher sales of lawn-and-garden herbicide products. Other selective herbicide sales declined primarily because of portfolio rationalization in Argentina. Sales of animal agriculture products decreased because of the POSILAC product allocation due to a combination of factors, including our supplier’s need to make corrections and improvements at its manufacturing facility in Austria. See the “Outlook — Agricultural Productivity” section in MD&A for background on the POSILAC product allocation. Sales of our lawn-and-garden herbicides in the United States improved in the quarter-over-quarter comparison primarily because of favorable market performance as the business benefited from favorable weather conditions and earlier season sales to retailers in 2005. Lawn-and-garden herbicide sales also improved in Europe because of the favorable effect of foreign exchange rates.

EBIT for the Agricultural Productivity segment increased $67 million in second quarter 2005. Gross profit improved $38 million because of improved ROUNDUP and other glyphosate-based herbicide sales in the current-year quarter. Gross profit

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

as a percent of sales for the Agricultural Productivity segment was flat at 33 percent in both second-quarter periods. Operating expenses for the Agricultural Productivity segment declined approximately $20 million primarily because of lower restructuring expenses and Argentine bad-debt expense. SG&A expenses were slightly higher in the three-month comparison because of timing of selling expenses in Argentina and higher lawn-and-garden commission expense.

Agricultural Productivity Financial Performance — First Half of Fiscal Year 2005

Net sales of ROUNDUP and other glyphosate-based herbicides increased 14 percent, or $112 million, in the six-month comparison. Sales of ROUNDUP and other glyphosate-based herbicides increased in all world areas except the United States. The largest increases were in Brazil and the Europe-Africa region. Sales volumes of ROUNDUP herbicides in Brazil increased substantially in the first half of 2005 because of lower distribution channel inventory levels and overall market growth. We began fiscal year 2005 with lower levels of ROUNDUP herbicides in the distribution channel in Brazil versus the comparable prior year. In the six-month comparison, there was overall growth in the Brazilian glyphosate market driven by increased soybean acreage and increased soybean pre-harvest application. Also, in Brazil, we experienced market share growth from higher sales volume of our ROUNDUP herbicides to customers who grow perennial crops. Further, the average net selling price of ROUNDUP herbicides increased in Brazil because of a shift in our product mix to higher-priced branded products and the favorable effect of the Brazilian real exchange rate. Sales of ROUNDUP and other glyphosate-based herbicides increased in the Europe-Africa region primarily because of favorable foreign exchange rates and favorable weather conditions most notably in France in 2005 compared with 2004.

Sales of ROUNDUP herbicides in the United States decreased in the six-month comparison primarily because of a shift of sales volume to our lower-priced branded products and non-branded products. The average net selling price of ROUNDUP herbicides also decreased as a result of the shift in product mix and, to a lesser extent, a price decrease that was taken in August 2004 for certain mid-tier branded products. In the prior-year first half, we sold higher volumes of our high-tier ROUNDUP WEATHERMAX product in the United States. Whereas in the first half of 2005, sales volumes of our ROUNDUP ORIGINAL MAX product in the United States increased over the comparable prior-year period. We expect the fiscal year 2005 mix to continue to be unfavorable compared with the mix of fiscal year 2004 and the average net selling price of ROUNDUP herbicides to be slightly lower in 2005.

Sales of all other agricultural productivity products decreased 7 percent, or $31 million. Lower sales of animal agriculture products and other selective herbicides were partially offset by higher sales of lawn-and-garden herbicide products. The sales explanations provided in the “Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2005” section of MD&A are also applicable for this comparison.

EBIT for this segment decreased $189 million in the six-month comparison. The largest driver was the $284 million Solutia-related charge recorded in first quarter 2005, which was somewhat offset by lower operating expenses and improved sales of ROUNDUP and other glyphosate-based herbicides in 2005. Gross profit as a percent of sales was 34 percent in both six-month periods. Operating expenses declined $69 million primarily because of lower restructuring expenses and Argentine bad-debt expense in the first half of 2005.

Our Agreement with Scotts

In 1998, Pharmacia (f/k/a Monsanto Company) entered into an agency and marketing agreement with The Scotts Miracle-Gro Company (f/k/a The Scotts Company) (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to us in connection with our separation from Pharmacia. Scotts acts as our principal agent to market and distribute our lawn-and-garden herbicide products. The agreement has an indefinite term except for certain countries in the European Union, where the agreement related to those countries terminates on Sept. 30, 2008, and may be extended for up to ten years by the mutual agreement of both parties. Under the agreement, beginning in the fourth quarter of 1998, Scotts is obligated to pay us a $20 million fixed fee each year for the length of the contract to defray costs associated with the lawn-and-garden herbicide business (the annual payment). We record the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates. Of the total fixed fee that was owed for the first three years of the agreement, Scotts deferred $40 million and is contractually required to repay this amount in full, with interest. We are accruing interest on the deferred amounts owed by Scotts monthly and including it in interest income. Beginning in program year 2003 (program year is defined as October 1 to September 30), Scotts began paying these deferred amounts ($5 million per year for both the deferred portion of the fixed fee and interest in monthly installments). In addition, if certain earnings

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

thresholds are achieved, starting with program year 2001, recovery of the deferred amount is accelerated through additional payments. The total amount owed by Scotts, including accrued interest, was $46 million as of Feb. 28, 2005, and $49 million as of Aug. 31, 2004.

We are obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds that vary by program year. The commission due to Scotts is accrued monthly and included in SG&A expenses. The commission expense included in SG&A expenses was $5 million and $25 million for the three months and six months ended Feb. 28, 2005, respectively, and $1 million and $16 million for the three months and six months ended Feb. 29, 2004, respectively (amounts are not net of any payments received from Scotts).

RESTRUCTURING

Our results include restructuring activities that significantly affected net income. Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004	2005	2004

Cost of goods sold	$—	$(17)	$—	$(17)
Impairment of goodwill	—	—	—	(69)
Restructuring charges — net(1,2)	(7)	(28)	(8)	(57)

Loss from Continuing Operations Before Income Taxes	(7)	(45)	(8)	(143)
Income tax benefit(3)	1	13	21	24

Income (Loss) from Continuing Operations	(6)	(32)	13	(119)
Loss from operations of discontinued businesses(4)	—	(1)	—	(34)
Income tax benefit	—	1	—	10

Loss on Discontinued Operations	—	—	—	(24)

Net Income (Loss)	$(6)	$(32)	$13	$(143)

(1) The $8 million of restructuring charges for the six months ended Feb. 28, 2005, was split by segment as follows: $7 million in the Seeds and Genomics segment (recorded in the three months ended Feb. 28, 2005) and $1 million in the Agricultural Productivity segment.

(2) The restructuring charges for the three months and six months ended Feb. 29, 2004, were offset by $1 million and $2 million, respectively, in restructuring reversals related to the 2000 restructuring plan.

(3) The $21 million of income tax benefit for the six months ended Feb. 28, 2005, includes $20 million related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.

(4) The three months and six months ended Feb. 29, 2004, contain restructuring charges related to discontinued businesses (see Note 17 — Discontinued Operations). These restructuring charges were recorded in discontinued operations.

Fiscal Year 2004 Restructuring Plan: In October 2003, we announced plans to continue to reduce costs primarily associated with our agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with our ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business (see Note 7 — Goodwill and Other Intangible Assets). In the first half of 2005, we incurred charges of $8 million pretax ($7 million aftertax) to complete the restructuring actions under this plan. No further actions are planned in 2005 related to this plan. We followed the accounting guidance in SFAS 88, SFAS 144 and SFAS 146 to record these actions (these accounting standards are defined in Notes 1 and 4 to the consolidated financial statements). See Note 4 — Restructuring — for the roll forward of the liability related to this plan from Sept. 1, 2004, to Feb. 28, 2005.

Second quarter 2005 pretax restructuring charges of $7 million were related to the Seeds and Genomics segment and included impairments incurred as a result of office closures and asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on revised estimates of losses on dispositions of certain facilities in these countries. Pretax restructuring charges of $8 million for the first half of 2005 also included $1 million related to the Agricultural Productivity segment.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

In first quarter 2005, we recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 17 and the “Results of Operations” section of MD&A for a further discussion of the $86 million tax benefit recorded in discontinued operations.

Second quarter fiscal year 2004 pretax charges of $47 million were comprised of $11 million related to the Seeds and Genomics segment ($10 million in continuing operations and $1 million in discontinued operations) and $36 million related to the Agricultural Productivity segment. These charges included $26 million pretax related to work force reductions, $20 million pretax in asset impairments, and $1 million pretax in costs associated with facility closures. First half of 2004 pretax charges of $110 million were comprised of $67 million related to the Seeds and Genomics segment ($33 million in continuing operations and $34 million in discontinued operations) and $43 million related to the Agricultural Productivity segment. These charges included $46 million pretax related to work force reductions, $62 million pretax in asset impairments (excluding the $69 million impairment of goodwill), and $2 million pretax in costs associated with facility closures.

The actions relating to this restructuring plan resulted in after-tax savings of approximately $40 million in fiscal year 2004, and they are expected to produce after-tax savings of approximately $80 million to $90 million in fiscal year 2005, and approximately $85 million to $95 million in fiscal year 2006, with continuing savings thereafter. We expect that these actions will lower our costs, primarily SG&A, as a percent of sales.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of	As of	As of
	Feb. 28,	Feb. 29,	Aug. 31,
(Dollars in millions, except current ratio)	2005	2004	2004

Cash and cash equivalents	$1,096	$298	$1,037
Short-term investments	—	250	300
Trade receivables — net	1,913	2,045	1,663
Inventories	1,379	1,316	1,154
Other current assets(1)	888	807	777

Total Current Assets	$5,276	$4,716	$4,931

Short-term debt	$99	$365	$433
Accounts payable	360	316	326
Accrued liabilities(2)	1,351	925	1,135

Total Current Liabilities	$1,810	$1,606	$1,894

Working Capital(3)	$3,466	$3,110	$3,037
Current Ratio(3)	2.91:1	2.94:1	2.60:1

(1) Includes miscellaneous receivables, current deferred tax assets and other current assets.
(2) Includes income taxes payable, accrued marketing programs, deferred revenues, grower accruals and miscellaneous short-term accruals.
(3) Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Feb. 28, 2005, compared with Aug. 31, 2004: Working capital increased $429 million because of the following factors:

•	Accounts receivable increased $250 million in the first half of 2005 primarily because our sales exceeded collections excluding customer prepayments, which were classified as accrued liabilities as of Feb. 28, 2005. Also, the impact of foreign currency translation increased accounts receivable as of Feb. 28, 2005.

•	Inventory increased $225 million primarily because of the seasonal nature of our seed, glyphosate-based herbicides and other selective herbicides businesses in the United States. These inventories have increased over the first half of 2005 in preparation for sales in the second half of 2005. Also, U.S. seed inventories have increased because of the Channel Bio and Advanta acquisitions. POSILAC inventories increased in order to establish adequate inventory levels to support incremental increases in product supply (see the “Outlook” section in MD&A).

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

•	The short-term debt decrease of $334 million is discussed in the “Capital Resources and Liquidity” section.

The increases to working capital as of Feb. 28, 2005, compared with Aug. 31, 2004, were offset by these factors:

•	We had no short-term investments as of Feb. 28, 2005, compared with short-term securities of $300 million as of Aug. 31, 2004.

•	Accrued liabilities increased $216 million primarily because of higher deferred revenue and grower liabilities (estimate of amount payable to farmers who grow seed for Monsanto) in the United States, which is consistent with the seasonality of our business. Our accrued marketing programs decreased between Aug. 31, 2004, and Feb. 28, 2005, because of the timing of payments in the United States.

Feb. 28, 2005, compared with Feb. 29, 2004: Working capital increased $356 million because of the following factors:

•	Cash and cash equivalents increased $798 million. We did not reinvest the short-term securities that matured in the first half of 2005, which attributed to a higher cash balance as of Feb. 28, 2005. Collections were flat in the first half of 2005 compared with the same period in the prior year.

•	The short-term debt decrease of $266 million is discussed in the “Capital Resources and Liquidity” section.

The increases to working capital as of Feb. 28, 2005, compared with Feb. 29, 2004, were offset by these factors:

•	We had lower investments of $250 million in short-term securities.

•	Accrued liabilities increased $426 million. The current tax liability increased significantly between Feb. 29, 2004, and Feb. 28, 2005, primarily because the tax benefit related to the PCB litigation settlement was carried as a debit in the tax liability balance until Aug. 31, 2004. The PCB litigation settlement became deductible in September 2003 when we funded the PCB litigation settlement. We also had an increase in customer prepayments in the six-month comparison.

Customer Financing Program: Monsanto refers certain of its interested U.S. customers to a third-party specialty lender that makes loans directly to Monsanto’s customers. This revolving financing program of up to $500 million allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations, and allows us to reduce our reliance on commercial paper borrowings. We received $60 million during the first half of 2005 and $124 million during the first half of 2004 from the proceeds of loans made to our customers through this financing program. In the first half of 2005, we offered a new prepayment program to certain customers, during which time customers did not utilize this financing program. The payment period ended in February 2005, and we expect customers to resume use of the financing program in third quarter 2005. Further, we expect proceeds of loans from this financing program in fiscal year 2005 to be similar to fiscal year 2004. These proceeds are included in the net cash provided by operations in the Statement of Consolidated Cash Flows. Monsanto originates these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that Monsanto consolidates, using Monsanto’s credit guidelines approved by the lender. The loans are sold to multiseller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first-loss guarantee of up to $100 million.

As of Feb. 28, 2005, Aug. 31, 2004, and Feb. 29, 2004, the customer loans held by the QSPE and the QSPE’s liability to the conduits was less than $1 million, $222 million, and $108 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Feb. 28, 2005, Monsanto’s recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In January 2003, the FASB issued FIN 46 and amended it by issuing FIN 46R in December 2003. The SPE is included in our consolidated financial statements. Because QSPE’s are excluded from the scope of FIN 46R and we do not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on our accounting for the customer financing program.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

Cash Flow

	Six Months Ended
	Feb. 28,	Feb. 29,
(Dollars in millions)	2005	2004

Net Cash Provided by Operations	$453	$217
Net Cash Provided (Required) by Investing Activities	47	(146)

Free Cash Flow(1)	500	71
Net Cash Required by Financing Activities	(441)	(54)

Net Increase in Cash and Cash Equivalents	59	17
Cash and Cash Equivalents at Beginning of Period	1,037	281

Cash and Cash Equivalents at End of Period	$1,096	$298

(1) Free cash flow represents the total of net cash provided or required by operations and provided or required by investing activities (see the “Overview — Financial Measures” section of MD&A for further discussion).

Cash provided by operations improved $236 million in the six-month comparison. In first quarter 2004, we used cash of $400 million to fund Solutia’s PCB litigation settlement as discussed in the Report on Form 10-K for the fiscal year ended Aug. 31, 2004. This amount was accrued in August 2003 and paid in September 2003. Cash required by accounts payable and accrued liabilities decreased $237 million in the six-month comparison because of the current tax liability impact in the first half of 2004. The current tax liability fluctuation between Aug. 31, 2003, and Feb. 29, 2004, was driven by the tax effects of funding the PCB litigation settlement. For the first half of 2005 and 2004, we made voluntary pension contributions of $60 million and $150 million, respectively. At the time of filing this report, we are not planning to make additional pension contributions in fiscal year 2005. Cash provided from the change in trade receivables decreased $413 million in fiscal year 2005. In the first half of 2004, our collections increased substantially and were higher than sales for that period, which resulted in a decrease to our trade accounts receivable. However, in the first half of 2005, our trade accounts receivable balance increased as discussed in the “Working Capital and Financial Condition” section of MD&A. Cash required by inventory increased $78 million in 2005 primarily because of higher POSILAC inventory (see explanation in the “Working Capital and Financial Condition” section of MD&A) and higher seed inventory from improved yields, which were offset by lower other selective herbicides and glyphosate-based herbicides inventory.

Cash provided by investing activities increased $193 million in the first half of 2005 primarily because of the timing of short-term investments. In the first half of 2005, we had $300 million in short-term investments mature and no short-term investment purchases. Short-term investment maturities of $230 million were more than offset by short-term investment purchases of $250 million in the first half of 2004. Our capital expenditures were 19 percent, or $20 million, lower in the first half of 2005 compared with the same period a year ago primarily because of the timing and the nature of manufacturing projects, which we expect to incur higher spending related to manufacturing projects in the second half of 2005 compared with 2004. We expect fiscal year 2005 capital expenditures to be in the range of $250 million to $300 million compared with fiscal year 2004 capital spending of $210 million. We used cash of $173 million for the Channel Bio and Advanta acquisitions (see the “Capital Resources and Liquidity” section below) in the first half of 2005.

The amount of cash required by financing activities increased $387 million to $441 million in the first half of 2005. Cash required for long-term debt reductions increased $235 million in the six-month comparison (see the following section for the explanation). Long-term debt proceeds were $90 million less in the first half of 2005. We purchased shares under our three-year $500 million share purchase program in both six-month periods: $74 million in 2005 and $106 million in 2004. As of Feb. 28, 2005, $160 million was available for share purchase under the $500 million authorized amount. We expect to continue the share repurchase program until the earlier of July 2006 or such time as we have reached the $500 million amount authorized by the board of directors subject to market conditions and other factors. Stock option exercises resulted in lower cash of $27 million in the six-month comparison. Dividend payments increased 24 percent, or $16 million, in the first half of 2005. In May 2004, the board of directors approved an increase in the quarterly dividend from 13 cents per share to 14.5 cents per share, and in December 2004, approved an increase in the quarterly dividend to 17 cents per share.

Capital Resources and Liquidity

	As of Feb. 28,	As of Feb. 29,	As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2005	2004	2004

Short-term debt	$99	$365	$433
Long-term debt	1,062	1,174	1,075
Debt-to-capital ratio	17%	23%	22%

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

Total debt outstanding decreased $347 million between Feb. 28., 2005, and Aug. 31, 2004, primarily because certain medium-term notes matured in the first half of 2005. These medium-term notes were classified as short-term debt as of Aug. 31, 2004. Further, the Statement of Consolidated Cash Flows for the six months ended Feb. 28, 2005, presents the maturities as long-term debt reductions because the medium-term notes had maturities of greater than one year at inception.

Effective March 11, 2005, we finalized a 364-day $1 billion revolving credit facility. This facility will be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and commercial paper backstop (e.g., the revolving credit facility could serve as a back-up to repay commercial paper borrowings upon maturity). Our existing five-year $1 billion revolving credit facility will remain in place. (Discussion of this facility can be found in Note 12 — Debt and Other Credit Arrangements — of the notes to consolidated financial statements in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004.) The terms and conditions of the new $1 billion revolving credit facility are substantially similar to the existing $1 billion revolving credit facility.

We borrowed commercial paper of $600 million in March 2005 to fund a portion of the Seminis acquisition, and $680 million in April 2005 to fund the tender offer of the Seminis debt and the Emergent acquisition (both acquisitions are described in detail below).

Acquisitions: In September 2004, we acquired the canola seed businesses of Advanta from Advanta B.V., including the Advanta Seeds brand in Canada and the Interstate Seed brand in the United States, for $50 million in cash (net of cash acquired). The addition of these canola seed businesses reinforces our commitment to the canola industry and is intended to strengthen our ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements. Advanta’s business operations and employees were integrated into the Seeds and Genomics segment upon acquisition.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio, for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities that were paid in second quarter 2005. Channel Bio is a U.S. seed company that sells, markets and distributes corn and soybean seeds through three brands: Crow’s Hybrid Corn Company, Midwest Seed Genetics, Inc. and Wilson Seeds. The acquisition of Channel Bio is expected to provide us with additional opportunity for growth by accelerating the delivery of technology advances through Channel Bio’s strong customer relationships, local brands and quality service. The transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements. As part of ASI, Channel Bio’s business operations were added to the Seeds and Genomics segment results upon acquisition.

In addition to cash paid related to the first-quarter 2005 acquisitions, we incurred $4 million for transaction costs and recorded estimated integration costs of $2 million. The purchase price allocation as of Feb. 28, 2005, was preliminary and is summarized in Note 3 — Business Combinations. Pro forma information related to these acquisitions is not included because the impact of these acquisitions, either individually or in the aggregate, on our consolidated results of operations was not considered to be significant. See Note 3 for a further discussion of the purchase accounting surrounding these acquisitions.

Acquisitions Closing Subsequent to Feb. 28, 2005: In second quarter 2005, we announced that we signed a definitive agreement to acquire Seminis for $1.4 billion in cash and assumed debt. The transaction was completed on March 23, 2005, from which time the operating results of this acquisition will be included in our consolidated financial statements. Marinet Investments, LLC, which prior to the closing was a holder of co-investment rights in Seminis, elected to reduce the cash payment to which it was entitled upon completion of the transaction by $50 million in exchange for a contingent payment of up to $125 million based on the achievement of certain cumulative net sales targets over the thirty-six month period ending Sept. 30, 2007. The cash portion of the acquisition was funded with cash on hand plus commercial paper borrowings of $600 million issued in March 2005. In March 2005, Seminis commenced a cash tender offer to purchase all of its outstanding 10.25 percent Senior Subordinated Notes due 2013. The tender offer is being conducted in connection with our acquisition of Seminis. The tender offer expires in April 2005, and is being funded with commercial paper borrowings. The estimated fair value of the assumed debt is approximately $390 million.

Seminis is the global leader in the vegetable and fruit seed industry, and its brands are among the most recognized in the vegetable and fruit segment of agriculture. Seminis supplies more than 3,500 seed varieties to commercial fruit and vegetable growers, dealers, distributors and wholesalers in more than 150 countries around the world. The acquisition of Seminis is expected to provide us with opportunity for growth in the vegetable and fruit seed industry. From a technology perspective,

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

we intend to continue to focus on developing improved products via advanced breeding techniques for the Seminis business.

In second quarter 2005, we announced that we signed a definitive agreement to acquire Emergent for $300 million. With its STONEVILLE and NEXGEN brands, Emergent is the third largest cotton seed company in the United States, has the two leading cotton seed brands in India and has a solid presence in several other smaller cotton-growing markets around the world. The addition of the Emergent brands completes a strategic cotton germplasm and traits platform modeled on the company’s leading corn and soybean strategy, and is expected to provide us with opportunities to deliver breeding advances and biotechnology traits in the cotton seed market. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition will be included in our consolidated financial statements. The cash portion of the acquisition was funded with commercial paper borrowings of $284 million issued in April 2005. We also assumed debt of $16 million. Emergent’s business operations and employees will be added to the Seeds and Genomics segment results.

In third quarter 2005, ASI acquired NC+ Hybrids, for $40 million in cash. NC+ Hybrids is a U.S. seed company that sells, markets and distributes hybrid corn seed. The acquisition of NC+ Hybrids continues the ASI strategy of accelerating the delivery of technology advances to farmers through strong customer relationships, local brands and quality service. The transaction was completed on March 1, 2005, from which time the operating results of this acquisition will be included in the company’s consolidated financial statements. As part of ASI, NC+ Hybrids’ business operations and employees will be added to the Seeds and Genomics segment results.

As of the filing date of this report, it was not practicable to disclose the amounts assigned to each major asset and liability caption or amount of IPR&D for the Seminis, Emergent and NC+ Hybrids acquisitions as the valuation of assets and the preliminary purchase price allocations had not been completed.

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

Under the Separation Agreement, we were required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and have sought relief from paying certain liabilities, including Solutia’s Assumed Liabilities. Solutia disclaimed its obligations to defend pending or future litigation relating to Solutia’s Assumed Liabilities and has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we assumed the management and defense of certain of Solutia’s third-party tort litigation and environmental matters. In the process of managing such litigation and environmental liabilities, we determined that it was probable that we would incur some expenses related to such litigation and environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, we recorded a charge in the amount of $284 million based on the best estimates by our management with input from our legal and other outside advisors.

We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Accordingly, our actual costs may be materially different from this estimate. Under the rules of the Securities and Exchange Commission (SEC), these contingent liabilities are considered to be an off-balance sheet arrangement. See Part I — Item 1 — Note 15 — Commitments and Contingencies under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities and the charge discussed above. Also see Part II — Item 1 — Legal Proceedings and Item 5 — Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

OUTLOOK

Focused Strategy

Monsanto has established leadership in agricultural markets by applying advanced technology to develop high-value products ahead of its competitors, and by reinforcing strong brands and customer relationships. We aim to continually improve our

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

products in order to maintain market leadership and to support near-term performance. Our capabilities in biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. We believe that our focused approach to our business and the value we bring to our customers will allow us to maintain an industry leadership position in a highly competitive environment.

Our strategic actions will allow us to focus on continued growth in our seeds and traits businesses, while ROUNDUP herbicides and our other herbicides continue to make strong contributions to cash flow and income. We are continuing to evolve into a company led by its strengths in seeds and biotechnology traits as a means of delivering solutions to our customers. As we concentrate our resources on this growth sector of the agricultural industry, we are taking steps to reduce SG&A costs — particularly those associated with our agricultural chemistry business as that sector matures globally. Monsanto remains the leading manufacturer of the best-selling herbicide, ROUNDUP, and maintains a very strong manufacturing cost position.

As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. To date, our research and marketing focus on crops grown on significant acreage: corn, cotton and oilseeds, which includes soybeans and canola. In fiscal year 2004, we made the decision to realign our research and development investments to accelerate the development of new and improved traits in these crops. The acquisition of Seminis will broaden our research and marketing focus to small-acre fruit and vegetable crops.

We will also focus geographically on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. These actions allow us to diversify our exposure to risk from changes in the marketplace.

Our financial strategy will continue to emphasize both earnings and cash flow, and we believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning value to shareowners through vehicles such as investments that grow and expand the business, an increased dividend rate and share repurchases. We have recently used our cash position for strategic acquisitions and technology investments, and plan to use a combination of cash and debt to fund the Seminis, Emergent and NC+ Hybrids acquisitions that closed in third quarter 2005. We will continue to evaluate technology arrangements that have the potential to increase the efficiency and effectiveness of our research and development efforts, and acquisition opportunities that meet our strategic needs, although we have no current plans to pursue any major acquisitions.

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

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

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

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. ASI intends to continue investing in independent seed businesses and operate them autonomously as subsidiaries. These investments will allow the operating companies of ASI to more rapidly connect their customers to significant innovations in genetics-based breeding and other new technologies while continuing to operate autonomously and locally, providing service to their customers and building value of their brands. Within our U.S. business, we now have three approaches to the market, each serving unique customers in unique ways: we are selling our branded DEKALB and Asgrow seeds through the distribution channel; we are licensing to more than 250 regional seed companies through our Holden’s/Corn States business; and with the addition of ASI, we are now selling direct to farmers in localized markets. We more rapidly provide farmers choices for the newest technology in the distribution channels they rely on. ASI completed the acquisition of Channel Bio in first quarter 2005 and the acquisition of NC+ Hybrids in third quarter 2005.

Key near-term growth opportunities in our seeds and traits include:

•	Continued growth in Monsanto’s branded and licensed seed market shares, through acquisitions, successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

•	Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden’s/Corn States business and Cotton States business;

•	Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products;

•	Ability to have flexibility to price our traits in line with the value growers have experienced and expect to continue to experience from our traits; and

•	Commercialization of second-generation traits, such as BOLLGARD II cotton and ROUNDUP READY Flex cotton.

In third quarter 2005, we completed the acquisition of Seminis, the global leader in the vegetable and fruit seed industry. Seminis will operate as a wholly-owned subsidiary of Monsanto. Of the other seeds outside of corn, soybeans and cotton, vegetable seeds have the best prospect for consistent growth at high margins. Similar to Monsanto, Seminis has captured a leading position in its respective global markets, and has done so through a concerted focus on breeding and the value it creates for the farmer. From a technology perspective, we intend to continue on the path taken by Seminis for its business, which is to focus on developing products via advanced breeding techniques, and to leverage our research on the seed breeding side for Seminis. We believe Seminis is an attractive investment for us because of its market leadership, innovation and financial growth.

In third quarter 2005, we completed the acquisition of Emergent, a cotton seed company that we plan to add to our cotton traits business. Like corn and soybeans, we will have a branded presence in cotton through the Emergent brands, and it will join a foundation cotton seed company that we have created in the last three years, called Cotton States. We will also use the same model that we have adopted in corn and soybeans, and will be broadly licensing both our biotech traits and our germplasm to other companies. The decision to purchase Emergent is key to the future of our cotton business, core to accelerating the value of our new second-generation cotton traits, and complementary to the introduction of our new Cotton States foundation seed business. We expect growth to come from the combination of improved breeding and continued growth of biotech traits, particularly stacked and second-generation traits.

We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business because it allows Monsanto to earn a greater share of the farmer’s

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

expenditures on each acre. Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. Stacked-trait cotton overtook single-trait cotton products in Monsanto’s product mix in 2004 and 2003, which is consistent with our expectations for 2005. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

We have completed the regulatory approval processes in the United States, Japan and Canada for YIELDGARD Plus with ROUNDUP READY Corn 2, Monsanto’s three-way stacked product that includes the YIELDGARD Corn Borer, YIELDGARD Rootworm and ROUNDUP READY Corn 2 biotech traits. YIELDGARD Plus with ROUNDUP READY Corn 2 hybrids will be available for sale and planting in limited quantities in fiscal year 2005 with broader product availability in fiscal year 2006 in the United States. Monsanto corn products designed to be tolerant to the active ingredient in ROUNDUP agricultural herbicides are currently marketed as ROUNDUP READY Corn 2 in the United States.

We are working toward developing products to generate long-term growth. We believe our strategic head start in first- and second-generation input traits will give us a leadership position in developing output traits that provide consumer benefits and create value for the food industry. We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are pursuing strategies for growth even with delays in some global regulatory approvals.

The Brazilian government passed measures legalizing the planting and harvest of ROUNDUP READY soybeans in Brazil for our 2004 and 2005 fiscal years. A grain-based payment system was successfully launched in fiscal year 2004, and it had a slightly negative effect on our earnings because of start-up expenses and lower yields caused by drought. In March 2005, Brazil’s President signed a biosafety bill into law that establishes the regulatory process for the approval of biotech crops. The implementation of our point-of-delivery payment system in the past year laid the groundwork for ensuring that we capture value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and allow Brazil to be a greater contributor to revenue in seeds and traits in the nearterm. Recently, we expanded this grain-based payment system by offering a voluntary, two-year contract to local grain elevators. The largest grain exporters have accepted this contract and are implementing the agreement. We expect the system to have a neutral to slightly negative effect on earnings in 2005 because of lower pricing compared with 2004, and drought conditions which significantly decreased production in 2005. As ROUNDUP READY soybeans have now been fully approved in Brazil, a limited amount of certified seed containing the ROUNDUP READY gene is expected to be sold for in 2005, in addition to continuing with the grain-based payment system on saved and replanted seed. A similar grain-based system has also been established for Paraguay. Due to limited size of that market, start-up incentives and expenses, this is expected to break-even in fiscal year 2005, and be a modest contributor to earnings in fiscal year 2006. Efforts continue to develop systems in Argentina and Uruguay; however, no agreements have been reached. It is not certain that payments on ROUNDUP READY soybeans will be profitable in Brazil or in other parts of Latin America.

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

We are committed to addressing the concerns raised by consumers and by public interest groups and the questions from government regulators regarding agricultural and food products developed through biotechnology. We also continue to address concerns about the adventitious or certain unintended trace presence of biotechnology materials in seed, grain or feed and food products by seeking sound, science-based rules and regulations that clarify and allow for trace amounts, and providing industry leadership to establish the highest standards of purity reasonably achievable and to establish global standards for quality. We are also working with the seed industry to develop strategies on production interventions that may reduce the likelihood of adventitious presence.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

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

As expected, the market share and net average selling price of ROUNDUP herbicides in the United States have declined since the patent expired in 2000. Although prices may continue to decline in the future, we do not currently expect the decline in the future net average selling price to be as significant as it has been in recent years. We expect the net average selling price of ROUNDUP in the United States in fiscal 2005 to be slightly lower than the net average selling price for fiscal 2004. Further, we expect the U.S. ROUNDUP net average selling price in 2005 will settle in the range of historical pricing seen outside the United States. We also believe that we will be able to maintain our leadership position and continue to generate cash from this business. In postpatent markets around the world, ROUNDUP has maintained a leading market position and a price premium compared with generics. We will continue to support the market leadership of ROUNDUP with product innovations, superior customer service and logistics, low-cost manufacturing, further expansion of ROUNDUP READY crops and the ROUNDUP Rewards program.

We have several patents on our glyphosate formulations and manufacturing processes in the United States and in other countries. We continue to differentiate ROUNDUP with innovations using proprietary technology. We also provide more concentrated formulations that provide greater convenience for farmers while reducing production and logistics costs. We offer a variety of products to meet farmers’ needs. The U.S. launch of premium ROUNDUP WEATHERMAX in June 2002 was followed by the successful launch of ROUNDUP ORIGINAL MAX in October 2003, which offers key brand advantages versus imitator products at a very competitive price.

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

Like most other selective herbicides, Monsanto’s selective herbicides face declining markets and increasing competitive pressures, but they continue to support our ability to offer fully integrated crop-protection solutions, particularly in ROUNDUP READY corn. While rapid penetration of ROUNDUP READY corn in the United States has also had a negative effect on sales of Monsanto’s selective corn herbicides, gross profit from the ROUNDUP READY trait and from the ROUNDUP used on these acres are significantly higher than the gross profit on the lost selective herbicide sales.

Our lawn-and-garden herbicide products remain a strong cash generator and support Monsanto’s brand equity in the marketplace. Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. The active ingredient for POSILAC is manufactured both at our new plant in Augusta, Georgia, and by Sandoz GmbH in Austria. Sandoz also manufactures the finished dose formulation of POSILAC, and is our sole supplier of the finished dose formulation until we receive U.S. FDA approval to manufacture the finished dose formulation at our Augusta facility. In second quarter of fiscal year 2005, we applied for U.S. FDA approval for finished dose formulation at our Augusta facility. Sandoz is making corrections and improvements at its facility in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz’s facility and further identified in a March 2004 FDA warning letter to Sandoz. The reduction in doses of POSILAC available for sale has required us to allocate available supplies. In second quarter of fiscal year 2004, we notified our customers that supplies of POSILAC would be temporarily limited because of a combination of factors, including the time needed for Sandoz to complete corrections and improvements

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

at its facility in cooperation with the FDA. In second quarter of fiscal year 2005, we were able to increase the number of doses allocated among our customers, but expect the supply of POSILAC to continue to be limited through most of calendar year 2005. The allocation is expected to have a material adverse effect on POSILAC revenues as long as it continues.

Other Information

As discussed in Item 1 — Note 15 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the “Overview — Executive Summary — Outlook” section of MD&A, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia’s Assumed Liabilities is discussed in Note 15 and Part II — Item 1 — Legal Proceedings.

In second quarter 2005, we received notification from the Brazilian tax authorities stating that certain value-added tax credits were not recoverable. We evaluated the validity and the related financial impact of such notification, and adjusted the value-added tax asset balance to the amount we believe is the fair value of the recoverable credits.

For additional information on the outlook for Monsanto, see “Cautionary Statements: Risk Factors Regarding Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2004. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented.

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

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The provisions of SFAS 123R will be adopted by us using the modified prospective method beginning Sept. 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on our results of operations or financial position for fiscal year 2005 because the manufacturer’s deduction is not available to us until fiscal year 2006. We are currently evaluating the effect that the manufacturer’s deduction will have in subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings that may be repatriated by us cannot be determined. See Note 8 — Income Taxes — for additional disclosures in accordance with FSP 109-2.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003, and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Final regulations necessary to implement the Act were released in January 2005. However, additional guidance is anticipated to clarify several areas, including those that would specify the manner in which actuarial equivalency must be determined and the evidence required to demonstrate actuarial equivalency. FSP 106-2 was effective for our first quarter of fiscal year 2005. We have estimated a reduction of the postretirement benefit obligation of approximately $19 million. The reduction in annual benefit cost is estimated at approximately $3 million, of which $1.5 million was recorded in the first half of 2005. Additional guidance and interpretations of the law could require the company to change previously reported information.

CAUTIONARY STATEMENTS: RISK FACTORS REGARDING FORWARD-LOOKING STATEMENTS

In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance and the anticipated effect of our strategic actions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Overview-Executive Summary-Outlook” and “Outlook.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

Our forward-looking statements represent our estimates and expectations at the time that we make those statements. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so. In the interests of our investors, and in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate.

The degree of public acceptance or perceived acceptance of our biotechnology products can impact our sales and results of operations by affecting planting approvals, regulatory requirements and grower planting decisions.

The potential for unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops is a factor that can affect general public acceptance of these traits. Further, some growers of organic and conventional crops have claimed that the adventitious presence of any biotechnology traits if present in their crops could cause them commercial harm. In addition, some opponents of the technology actively raise public concern with speculation about the potential for adverse effects of our biotechnology traits on other plants and on the environment, and about the potential for adverse effects of crops containing these traits on animals and human health. Such concerns can affect government approvals and may adversely affect sales of our traits, even after approvals are granted. In addition, opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future attacks against our field testing sites, and research, production, or other facilities.

Competition in seeds and traits and agricultural chemicals has significantly affected and will continue to affect our sales.

Many companies engage in plant biotechnology research. Their success could render our existing products less competitive. In addition, a company’s speed in getting its new product to market can be a significant competitive advantage. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies, some of which have substantially greater financial and marketing resources than we do. In addition, we expect to face continued competition for our branded ROUNDUP agricultural herbicide product line. The extent to which we can realize cash and gross profit from these products will depend on our ability to control manufacturing and marketing costs without adversely affecting sales, to predict and respond effectively to competitor pricing, to provide marketing programs meeting the needs of our customers and of the farmers who are our end users, to maintain an efficient distribution system, and to develop new formulations with features attractive to our end users. If we are not able to successfully compete in any of these areas, our results of operations will be harmed.

Intellectual property rights are crucial to our business; however, efforts to protect our intellectual property rights against infringement and legal challenges can increase our costs and will not always succeed.

We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, growers, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. Intellectual property rights are particularly important to our Seeds and Genomics segment. For example, the practice of saving seeds from non-hybrid crops (including, for example, soybeans, canola and cotton) containing our biotechnology may prevent us from realizing the full value of our intellectual property, particularly outside the United States. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products. Because of the rapid pace of change and the complexity of the legal and factual issues involved, we could unknowingly rely on key technologies that are or become patent-protected by others, which would require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our results of operations.

We are subject to extensive regulation affecting our seed biotechnology and agricultural products and our manufacturing processes, which affects our sales and profitability.

Regulatory and legislative requirements affect the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

sales. Lack of approval to import crops containing biotechnology traits into key markets can affect sales of our traits, even in jurisdictions where planting has been approved. Concern about adventitious presence, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect grower seed purchase decisions and the sale of our products. Further, the detection of adventitious presence of traits not approved in the country where detected may result in the withdrawal of seed lots from sale or in compliance actions such as crop destruction or product recalls. These regulations affect the development, manufacture and distribution of our products, and non-compliance can harm our sales and profitability. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, claims that increased use of glyphosate herbicides increases the potential for the development of glyphosate-resistant weeds could result in restrictions on the use of glyphosate herbicides as well as seeds containing our ROUNDUP READY traits and thereby reduce our sales.

Our ability to successfully develop and commercialize our pipeline products will affect our growth.

The ability to develop and bring new products to market, especially agricultural biotechnology products, requires adequately funded, efficient and successful research and development programs. Inadequate availability of funds, failure to focus R&D efforts efficiently, or lack of productivity in R&D, would hurt our future growth.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely impact our results of operations and profitability.

We are involved in major lawsuits concerning contracts, intellectual property, biotechnology, antitrust allegations, and other matters, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. We recorded a charge in the amount of $284 million in our first quarter fiscal 2005 results for certain estimated expenses related to third-party tort litigation and environmental matters that we are managing following Solutia’s refusal to manage such matters. We believe that the charge represents the estimated discounted cost that we would incur in connection with these litigation and environmental matters. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the charge is uncertain. Further, additional litigation or environmental matters that are not reflected in the charge may arise in the future, and we may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Part I — Item 1 — Note 15 — Commitments and Contingencies and in other sections of this report.

Operations outside the United States are subject to special risks and limitations, which could negatively affect our results of operations and profitability.

We engage in manufacturing, seed production, research and development or sales in many parts of the world. Sales outside the United States represented more than 45 percent of our revenues in fiscal year 2004. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2004 were principally to external customers in Argentina, Brazil, Canada, France and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Special risks and limitations to which our operations outside the United States are subject include: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or we may be unable to collect receivables; and imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

Any diversion of management’s attention to matters related to acquisitions or any delays or difficulties encountered in connection with integrating acquired operations may have an adverse effect on our business, results of operations, and/or financial condition.

We have recently completed several acquisitions involving seed companies. These transactions are designed to contribute to our long-term growth. We must fit such acquisitions into our growth strategies to generate sufficient value to justify their cost. Acquisitions also present other challenges, including geographical coordination, personnel integration, systems integration and the reconciliation of corporate cultures. Those operations could cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.

Fluctuations in commodity prices can affect our costs and our sales.

We purchase our seed inventories from production growers at market prices and retain the seed in inventory until it is sold. We use hedging strategies to mitigate the risk of changes in these prices. Farmers’ incomes also are affected by commodity prices and that may have some effect on their ability to purchase our herbicides, seeds and traits. Accordingly, increases in commodity prices may negatively impact our cost of goods sold.

Compliance with quality controls and regulations affecting our manufacturing may be costly, and failure to comply may result in decreased sales, penalties and remediation obligations.

Because we use hazardous and other regulated materials in our chemical manufacturing processes, we are subject to risks of accidental environmental contamination, and therefore to potential personal injury claims, remediation expenses and penalties. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.

We must estimate growers’ future needs, and match our production and the level of product at our distributors to those needs, to market our products successfully.

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

Our ability to issue short-term debt to fund our cash flow requirements and the cost of such debt may affect our financial condition.

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

Weather, natural disasters and accidents may significantly affect our results of operations and financial condition.

Our sales and profitability are subject to some risk from weather conditions and natural disasters that affect the timing of planting and the acreage planted, as well as yields and commodity prices. Weather conditions also can affect the quality, cost and volumes of the seed that we are able to produce and sell. Natural disasters or industrial accidents could also affect our own manufacturing facilities, our major suppliers or our major customers.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Feb. 28, 2005 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In January 2005, we implemented various process and information system enhancements in Argentina in conjunction with our global enterprise strategy, related to the implementation and conversion of SAP software, and associated business process improvements. These process and information systems enhancements have resulted in modifications to the internal controls principally supporting sales, customer service, inventory management, accounts receivable and accounts payable processes. The conversions included deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

This section of the Report on Form 10-Q provides information regarding material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name and proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business.

Information regarding material legal proceedings and the possible effects on our business of litigation we are defending, excluding litigation related to Solutia’s Assumed Liabilities, is disclosed in Part I — Item 1 — Note 15 — Commitments and Contingencies under the subheading “Other Litigation” and is incorporated by reference herein. As discussed in Part I — Item 1 — Note 15 under the subheading “Solutia Inc.,” we have recorded a charge related to certain of Solutia’s litigation and environmental obligations. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting, including those related to Solutia’s Assumed Liabilities.

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Form 10-Q for the quarterly period ended Nov. 20, 2004.

Patent and Commercial Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004 and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2004, Monsanto and Mycogen Plant Science, Inc. (Mycogen Plant Science), an affiliate of Dow AgroSciences LLC, have been involved in interference proceedings in the U.S. Patent and Trademark Office to determine the first party to invent certain technology related to synthetic Bt technology. Under U.S. law, patents are issued to the first to invent, not the first to file for a patent on, a subject invention. On Jan. 29, 2004, the Board of Patent Appeals determined that our scientists were the first to invent synthetic Bt genes for expression in plants. As a result of this decision, we expect that our scientists will receive a patent covering this technology. On March 29, 2004, Mycogen Plant Science filed with the U.S. District Court for the Southern District of Indiana an appeal in which it seeks to have the decision of the Board of Patent Appeals reversed.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, on May 12, 2004, following an announcement by Syngenta AG (Syngenta) that it acquired certain rights to a glyphosate-tolerant corn product known as GA21 corn and that it intended to commercialize GA21 corn in the United States, Monsanto filed suit against Syngenta’s affiliates Syngenta Seeds, Inc. and Syngenta Biotechnology, Inc. in the U.S. District Court for the District of Delaware. Monsanto has various patent rights that cover GA21 corn, to which Syngenta holds no license. The suit alleges infringement of one of Monsanto’s patents involving glyphosate-tolerant crops and seeks an injunction against Syngenta’s sale of GA21 corn and damages for willful infringement of Monsanto’s patent. On July 28, 2004, Syngenta filed suit against Monsanto in the same District Court, alleging that Monsanto has monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Syngenta seeks an unspecified amount of damages and injunctive relief. On March 24, 2005, the District Court granted Monsanto’s motion to consolidate Syngenta’s antitrust action into and with Monsanto’s patent infringement action.

Grower Lawsuits

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, two purported class action lawsuits by farmers concerning our biotechnology trait products have been consolidated in the U.S. District Court for the Eastern District of Missouri. The suits were initially filed against the former Monsanto Company by two groups of farmers: one on Dec. 14, 1999, in the U.S. District Court for the District of Columbia, which complaint was amended in March 2001 to add Pioneer Hi-Bred International, Inc., Syngenta Seeds, Syngenta Crop Protection, and Bayer CropScience as defendants; and the other on Feb. 14, 2002, in the U.S. District Court for the Southern District of Illinois. The complaints included both tort and

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among defendants to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages, and attorneys’ fees. On Sept. 22, 2003, the District Court for the Eastern District of Missouri granted Monsanto’s motion for summary judgment on all tort claims and denied the plaintiffs’ motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court denied the plaintiffs’ motion to allow their antitrust claims to proceed as a class action. On March 7, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s decision denying class certification of the plaintiffs’ antitrust claims.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, Monsanto was defending two lawsuits which alleged that, beginning in 1988, the former Monsanto Company, and later Monsanto, conspired with competitors, through a series of negotiations and legal settlements, to fix the price of glyphosate-based and paraquat-based herbicides at prices higher than the market would otherwise bear. One of the lawsuits was filed in state court in California and one in state court in Tennessee. Each lawsuit alleged claims on behalf of all direct purchasers of glyphosate-based or paraquat-based herbicides in the United States from March 1, 1988, to the present and seeks monetary damages. On Feb. 10, 2005, the California case was resolved when plaintiffs dismissed all of their claims with prejudice and without payment of any compensation by Monsanto.

Proceedings Related to Delta and Pine Land Company

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, on Jan. 18, 2000, Delta and Pine Land Company (Delta and Pine Land) reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages, resulting from an alleged failure to exercise reasonable efforts to complete a merger between the two companies. The amended complaint alleges that the former Monsanto Company tortiously interfered with Delta and Pine Land’s prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On Sept. 9, 2003, the Court granted Monsanto’s motion to file a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land’s fraudulent nondisclosure of material information and substantial damages including recoupment of the $83 million breakup fee previously paid to Delta and Pine Land. On Sept. 10, 2004, the Court ruled in Monsanto’s favor, ordering that certain documents that Delta and Pine Land had attempted to use for its case were inadmissible and could not be used at trial. On Sept. 30, 2004, Delta and Pine Land Company requested that the Court allow it to immediately appeal the decision. Subsequently, on Oct. 8, 2004, the Court granted Monsanto’s motion for partial summary judgment, which eliminated a significant element of Delta and Pine Land’s damages claim against Monsanto. On Feb. 15, 2005, the Mississippi Supreme Court granted review of the trial court’s decision on partial summary judgment and on the admissibility and use of certain documents at trial. The Mississippi Supreme Court has not set a hearing date to address those matters; however, in the meantime it has ordered a stay of all proceedings at the trial court level. No trial date has been set for this matter.

Agent Orange

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2004, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. After the United States Supreme Court allowed new claims to proceed notwithstanding a prior class action settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381 (MDL)., a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2004, on Feb. 5, 2004, a purported class action suit, styled VAVAO, et al. v. The Dow Chemical Company, et al., was filed in the U.S. District Court for the Eastern District of New York by the Vietnam

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

Association of Victims of Agent Orange alleging that the manufacturers of Agent Orange conspired with the United States government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case was also assigned to Judge Weinstein. On March 10, 2005, the District Court granted the motions to dismiss and for summary judgment filed by Monsanto and other defendants in this case.

Tort Litigation

On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putman County, West Virginia state court against Monsanto, Pharmacia and seven other defendants. We are named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property clean up costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto has rejected the tender by Akzo Nobel and is currently reviewing the tender submitted by the Flexsys defendant group.

Proceedings Related to Solutia’s Assumed Liabilities

Information regarding material legal proceedings related to Solutia’s Assumed Liabilities, which is disclosed in Part I — Item 1 — Note 15 — Commitments and Contingencies — Solutia Inc. under the subheadings “Solutia Litigation Obligations” and “Solutia Environmental Obligations” is incorporated by reference herein.

See “MD&A — Cautionary Statements: Risk Factors Regarding Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q, which is incorporated herein by reference, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2005 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

December 2004:
Dec. 1, 2004, through Dec. 31, 2004	—	$—	—	$198,952,449
January 2005:
Jan. 1, 2005, through Jan. 31, 2005	757 (1)	$54.90	—	$198,952,449
February 2005:
Feb. 1, 2005, through Feb. 28, 2005	737,800	$52.49	737,800	$160,223,660

Total	738,557	$52.49	737,800	$160,223,660

(1)	Represents total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. The plan expires on July 30, 2006. There were no other publicly announced plans outstanding as of Feb. 28, 2005.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the company’s Annual Meeting of Shareowners on Jan. 20, 2005, seven matters were submitted to a vote of shareowners.

1.	The following individuals were nominated and elected to serve as directors: John W. Bachmann, William U. Parfet and George H. Poste, Ph.D. were elected to serve until the 2008 Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

Name	Votes “For”	Votes to “Withhold Authority”
John W. Bachmann	235,589,923	2,315,232

William U. Parfet	181,496,221	56,408,934

George H. Poste, Ph.D.	179,185,855	58,719,300

2.	The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 2005 was ratified by a vote of the shareowners. A total of 227,582,703 votes were cast in favor of ratification, 8,591,112 votes were cast against, and 1,731,338 votes were counted as abstentions.

3.	The Monsanto Company 2005 Long-Term Incentive Plan was approved by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 169,428,262 votes were cast in favor of the proposal, 37,036,008 votes were cast against, 2,433,027 votes were counted as abstentions, and 56,402,041 were counted as broker non-votes.

4.	The shareowner proposal requesting that the Board review the Company’s policies for genetically engineered seed and report to shareowners was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 13,777,479 votes were cast in favor of the proposal, 166,858,345 votes were cast against, and 28,261,473 votes were counted as abstentions.

5.	The shareowner proposal requesting that the Board provide a report to shareowners regarding pesticides was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 23,954,360 votes were cast in favor of the proposal, 156,495,511 votes were cast against, and 28,447,428 votes were counted as abstentions.

6.	The shareowner proposal requesting that the Board review and amend the Code of Business Conduct to include a comprehensive human rights policy was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 14,151,867 votes were cast in favor of the proposal, 154,611,873 votes were cast against, and 40,133,557 votes were counted as abstentions.

7.	The shareowner proposal requesting that Board commit to using only non-animal testing methods was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 3,754,808 votes were cast in favor of the proposal, 176,819,071 votes were cast against, and 28,323,419 votes were counted as abstentions.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

ITEM 5. OTHER INFORMATION

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

Part II — Item 1 — Legal Proceedings includes information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. Part I — Item 1 — Note 15 includes further information regarding litigation and environmental matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia and regarding Solutia’s bankruptcy, the related charge to Monsanto associated with certain of Solutia’s litigation and environmental obligations, and other arrangements between Monsanto and Solutia.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: April 11, 2005

MONSANTO COMPANY	SECOND QUARTER 2005 FORM 10- Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2.3	Agreement and Plan of Merger, dated as of Jan. 22, 2005, by and among Monsanto Company, Monsanto Sub, Inc. and Seminis, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Jan. 27, 2005, File No. 1-16167).*

2.4	Agreement and Plan of Merger, dated as of Feb. 15, 2005, by and among Monsanto Company, EG Acquisition Co., Emergent Genetics, Inc. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Feb. 22, 2005, File No. 1-16167).*

2.4.1	Amendment to Agreement and Plan of Merger dated as of April 4, 2005, by and among Monsanto Company, EG Acquisition Co., Emergent Genetics, Inc. and International Seed Holdings, L.P.

2.5	Stock Purchase Agreement dated as of Feb. 15, 2005, by and among Monsanto Company, Emergent Genetics India Ltd. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K, filed Feb. 22, 2005, File No. 1-16167).*

2.5.1	Amendment to Stock Purchase Agreement dated as of April 4, 2005, by and among Monsanto Company, Emergent Genetics India Ltd. And International Seed Holdings, L.P.

3	Omitted

4	Omitted

10.15	364-Day Credit Agreement, dated as of March 11, 2005 (incorporated by reference to Exhibit 10.15 of Form 8-K, filed March 17, 2005, File No. 1-16167).

10.16.2	Monsanto Company 2005 Long-Term Incentive Plan, effective Jan. 20, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Jan. 26, 2005, File No. 1-16167).

11	Omitted — see Note 13 of Notes to Consolidated Financial Statements — Earnings (Loss) Per Share

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification, executed by the Chief Executive Officer of Monsanto Company.

31.2	Rule 13a-14(a) Certification, executed by the Chief Financial Officer of Monsanto Company.

32	Exchange Act Rule 13(a)-14(b) and 18 U.S.C. Section 1350 Certifications, executed by the Chief Executive Officer and the Chief Financial Officer of Monsanto Company.

99	Computation of Ratio of Earnings to Fixed Charges.

*	Schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.