Form 10-Q
period 2005-05-31
MONSANTO CO /NEW/
filed 2005-07-11
CIK 1110783

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2005

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 268,636,028 shares of Common Stock, $0.01 par value, outstanding as of July 1, 2005.
--------------------------------------------------------------------------------

MONSANTO COMPANY                                                                                THIRD QUARTER 2005 FORM 10-Q
----------------------------------------------------------------------------------------------------------------------------

TABLE OF CONTENTS

----------------------------------------------------------------------------------------------------------------------------
PART I--FINANCIAL INFORMATION                                                                                          Page
----------------------------------------------------------------------------------------------------------------------------
Item 1.               Financial Statements                                                                                2
                          Statement of Consolidated Operations                                                            3
                          Condensed Statement of Consolidated Financial Position                                          4
                          Statement of Consolidated Cash Flows                                                            5
                          Notes to Consolidated Financial Statements                                                      6
Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations              26
                          Overview                                                                                       26
                          Results of Operations                                                                          29
                          Seeds and Genomics Segment                                                                     34
                          Agricultural Productivity Segment                                                              36
                          Restructuring                                                                                  39
                          Financial Condition, Liquidity, and Capital Resources                                          40
                          Outlook                                                                                        45
                          Critical Accounting Policies and Estimates                                                     49
                          New Accounting Standards                                                                       50
                          Cautionary Statements Regarding Forward-Looking Statements                                     51
Item 3.               Quantitative and Qualitative Disclosures About Market Risk                                         55
Item 4.               Controls and Procedures                                                                            55

PART II--OTHER INFORMATION
----------------------------------------------------------------------------------------------------------------------------
Item 1.               Legal Proceedings                                                                                  56
Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                                        59
Item 5.               Other Information                                                                                  59
Item 6.               Exhibits                                                                                           60
SIGNATURE                                                                                                                61
EXHIBIT INDEX                                                                                                            62


MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.        FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The Statement of Consolidated Operations of Monsanto Company and subsidiaries for the three months and nine months ended May 31, 2005, and May 31, 2004, the Condensed Statement of Consolidated Financial Position as of May 31, 2005, and Aug. 31, 2004, the Statement of Consolidated Cash Flows for the nine months ended May 31, 2005, and May 31, 2004, and related Notes to Consolidated Financial Statements follow. In Part I of this Form 10-Q, references to quarters and years are on a fiscal year basis, unless otherwise specified or apparent from the context.

Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. (Pfizer). Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollar amounts are expressed in millions, except per share amounts. Trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicide products. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides excluding all lawn-and-garden herbicides.

MONSANTO COMPANY                                                                                 THIRD QUARTER 2005 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------

Statement of Consolidated Operations

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                          Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions, except per share amounts)                        2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Net Sales                                                          $  2,042      $  1,677         $  5,027      $  4,198
  Cost of goods sold                                                  1,035           848            2,509         2,165
----------------------------------------------------------------------------------------------    ---------------------------
Gross Profit                                                          1,007           829            2,518         2,033
Operating Expenses:
  Selling, general and administrative expenses                          352           285              911           829
  Bad-debt expense                                                       15            36               36            76
  Research and development expenses                                     155           128              401           369
  Acquired in-process research and development (see Note 3)             254            --              266            --
  Impairment of goodwill                                                 --            --               --            69
  Restructuring charges -- net                                           --             9                8            66
----------------------------------------------------------------------------------------------    ---------------------------
Total Operating Expenses                                                776           458            1,622         1,409
Income from Operations                                                  231           371              896           624
  Interest expense                                                       29            24               78            68
  Interest income                                                         5             3               19            15
  Solutia-related expenses (see Note 16)                                  7            29              300            43
  Other expense -- net                                                   31            22               73            70
----------------------------------------------------------------------------------------------    ---------------------------
Income from Continuing Operations Before Income Taxes                   169           299              464           458
  Income tax provision                                                  128            73              178           155
----------------------------------------------------------------------------------------------    ---------------------------
Income from Continuing Operations                                        41           226              286           303
----------------------------------------------------------------------------------------------    ---------------------------
Discontinued Operations (see Note 18):
  Income (loss) from operations of discontinued businesses                4            26                6            (2)
  Income tax benefit                                                     (2)           --              (88)           (8)
----------------------------------------------------------------------------------------------    ---------------------------
Income on Discontinued Operations                                         6            26               94             6
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $     47      $    252         $    380      $    309
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

Basic Earnings per Share:
  Income from continuing operations                                $   0.16      $   0.85         $    1.08     $   1.15
  Income on discontinued operations                                    0.02          0.10              0.35         0.02
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $   0.18      $   0.95         $    1.43     $   1.17
----------------------------------------------------------------------------------------------    ---------------------------

Diluted Earnings per Share:
  Income from continuing operations                                $   0.15      $   0.83         $   1.05      $   1.13
  Income on discontinued operations                                    0.02          0.10             0.35          0.02
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $   0.17      $   0.93         $   1.40      $   1.15
----------------------------------------------------------------------------------------------    ---------------------------

Weighted Average Shares Outstanding:
  Basic                                                               268.0         265.8            266.4         264.0
  Diluted                                                             273.8         270.7            272.3         268.7

Dividends per Share                                                $  0.17       $   0.28         $   0.34      $   0.54

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                THIRD QUARTER 2005 FORM 10-Q
----------------------------------------------------------------------------------------------------------------------------

Condensed Statement of Consolidated Financial Position

----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                    As of May 31,    As of Aug. 31,
                                                                                             -------------    --------------
(Dollars in millions, except share amounts)                                                      2005             2004
----------------------------------------------------------------------------------------------------------    --------------
Assets
Current Assets:
  Cash and cash equivalents                                                                  $    467         $  1,037
  Short-term investments                                                                           --              300
  Trade receivables -- net of allowances of $264 and $250, respectively                         2,776            1,663
  Miscellaneous receivables                                                                       412              316
  Deferred tax assets                                                                             388              397
  Inventories (see Note 6)                                                                      1,683            1,154
  Assets of discontinued operations (see Note 18)                                                  72               --
  Other current assets                                                                             64               64
----------------------------------------------------------------------------------------------------------    --------------
Total Current Assets                                                                            5,862            4,931
Property, Plant and Equipment -- Net                                                            2,367            2,087
Goodwill -- Net (see Note 7)                                                                    1,241              720
Other Intangible Assets -- Net (see Note 7)                                                     1,189              454
Noncurrent  Deferred Tax Assets                                                                   515              475
Other Assets                                                                                      503              497
----------------------------------------------------------------------------------------------------------    --------------
Total Assets                                                                                 $ 11,677         $  9,164
----------------------------------------------------------------------------------------------------------    --------------
----------------------------------------------------------------------------------------------------------    --------------
Liabilities and Shareowners' Equity
Current Liabilities:
  Short-term debt                                                                            $  1,412         $    433
  Accounts payable                                                                                392              326
  Income taxes payable                                                                            343              122
  Accrued compensation and benefits                                                               201              158
  Accrued marketing programs                                                                      502              419
  Deferred revenues                                                                                40               16
  Grower accruals                                                                                  22                1
  Liabilities of discontinued operations (see Note 18)                                             40               --
  Miscellaneous short-term accruals                                                               592              419
----------------------------------------------------------------------------------------------------------    --------------
Total Current Liabilities                                                                       3,544            1,894
Long-Term Debt                                                                                  1,062            1,075
Postretirement Liabilities                                                                        722              687
Solutia-Related Reserve (see Note 16)                                                             203               --
Other Liabilities                                                                                 301              250
Commitments and Contingencies (see Note 16)
Shareowners' Equity:
  Common stock (authorized: 1,500,000,000 shares, par value $0.01)
     Issued 279,494,722 and 272,682,836 shares, respectively;
     Outstanding 268,218,774 and 264,413,343 shares, respectively                                   3                3
  Treasury stock 11,275,948 and 8,269,493 shares, respectively, at cost                          (415)            (266)
  Additional contributed capital                                                                8,527            8,315
  Retained deficit                                                                             (1,356)          (1,645)
  Accumulated other comprehensive loss                                                           (898)          (1,132)
  Reserve for ESOP debt retirement                                                                (16)             (17)
----------------------------------------------------------------------------------------------------------    --------------
Total Shareowners' Equity                                                                       5,845            5,258
----------------------------------------------------------------------------------------------------------    --------------
Total Liabilities and Shareowners' Equity                                                    $ 11,677         $  9,164
----------------------------------------------------------------------------------------------------------    --------------
----------------------------------------------------------------------------------------------------------    --------------

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                 THIRD QUARTER 2005 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------

Statement of Consolidated Cash Flows

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                         Nine Months Ended May 31,
                                                                                                  ------------- -------------
(Dollars in millions)                                                                                 2005          2004
--------------------------------------------------------------------------------------------------------------- -------------
Operating Activities:
Net Income                                                                                        $    380      $    309
Adjustments to reconcile cash provided (required) by operations:
  Items that did not require (provide) cash:
   Depreciation and amortization expense                                                               348           340
   Impairment of goodwill                                                                               --            69
   Impairment of assets included in discontinued operations                                             --             4
   Bad-debt expense                                                                                     36            75
   Noncash restructuring                                                                                 7            35
   Deferred income taxes                                                                               (90)          213
   Gain on disposal of investments and property -- net                                                  (5)          (13)
   Equity affiliate expense -- net                                                                      20            26
   Acquired in-process research and development                                                        266            --
   Solutia-related charge (see Note 16)                                                                284            --
   Other items that did not require cash                                                                51            28
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
   Trade receivables                                                                                  (917)         (496)
   Inventories                                                                                         (10)           23
   Accounts payable and accrued liabilities                                                            156             8
   PCB litigation settlement insurance proceeds (payments)                                               9          (400)
   Solutia-related reserve (see Note 16)                                                               (36)           --
   Pension contributions                                                                               (60)         (150)
   Tax benefit on employee stock options                                                                67            28
   Other items                                                                                          27            13
--------------------------------------------------------------------------------------------------------------- -------------
Net Cash Provided by Operations                                                                        533           112
--------------------------------------------------------------------------------------------------------------- -------------
Cash Flows Provided (Required) by Investing Activities:
   Purchases of short-term investments                                                                  --          (250)
   Maturities of short-term investments                                                                300           480
   Acquisitions of businesses, net of cash acquired                                                 (1,506)           --
   Technology and other investments                                                                    (44)          (46)
   Capital expenditures                                                                               (144)         (148)
   Other investments and property disposal proceeds                                                     23            24
--------------------------------------------------------------------------------------------------------------- -------------
Net Cash Provided (Required) by Investing Activities                                                (1,371)           60
--------------------------------------------------------------------------------------------------------------- -------------
Cash Flows Provided (Required) by Financing Activities:
   Net change in financing with less than 90-day maturities                                          1,154           (58)
   Short-term debt proceeds                                                                             38            18
   Short-term debt reductions                                                                          (18)          (11)
   Long-term debt proceeds                                                                              16           113
   Long-term debt reductions                                                                          (288)         (111)
   Payments on debt assumed in acquisitions                                                           (495)           --
   Payments on other financing                                                                          (5)           (4)
   Treasury stock purchases                                                                           (149)         (133)
   Stock option exercises                                                                              144           163
   Dividend payments                                                                                  (129)         (103)
--------------------------------------------------------------------------------------------------------------- -------------
Net Cash Provided (Required) by Financing Activities                                                   268          (126)
--------------------------------------------------------------------------------------------------------------- -------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                  (570)           46
Cash and Cash Equivalents at Beginning of Period                                                     1,037           281
--------------------------------------------------------------------------------------------------------------- -------------
Cash and Cash Equivalents at End of Period                                                        $    467      $    327
--------------------------------------------------------------------------------------------------------------- -------------
--------------------------------------------------------------------------------------------------------------- -------------

See Note 15 -- Supplemental Cash Flow Information -- for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------

NOTE 1.        BACKGROUND AND BASIS OF PRESENTATION

--------------------------------------------------------------------------------

Monsanto Company is a leading global provider of agricultural products for farmers. Monsanto produces leading seed brands, including DEKALB, ASGROW, SEMINIS VEGETABLE SEEDS and STONEVILLE, and develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto provides other seed companies with genetic material and biotechnology traits for their seed brands. The company also makes ROUNDUP herbicide and other herbicides. Monsanto's seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity and reduce the costs of farming. Monsanto also provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

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

In  second  quarter  2005,  the  company   committed  to  a  plan  to  sell  the
environmental technologies businesses. In fiscal year 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company's European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses has been presented as discontinued operations as outlined below. See Note 18 -- Discontinued Operations -- for further details. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three months and nine months ended May 31, 2005, and May 31, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of May 31, 2005, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia, which is now a subsidiary of Pfizer. Unless otherwise indicated, "Monsanto" and "the company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Monsanto's Report on Form 10-Q for the quarterly period ended Nov. 30, 2004 (portions of both have been recast in Monsanto's Current Report on Form 8-K filed on May 24, 2005), and Monsanto's Report on Form 10-Q for the quarterly period ended Feb. 28, 2005. Financial information for the first nine months of fiscal year 2005 should not be annualized because of the seasonality of the company's business.

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

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

NOTE 2.        NEW ACCOUNTING STANDARDS

--------------------------------------------------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. The company does not believe that the adoption of SFAS 154 will have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) to clarify the term "conditional asset retirement" as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, Monsanto will adopt FIN 47 no later than fourth quarter of fiscal year 2006. Monsanto is currently assessing the impact FIN 47 may have on its consolidated financial statements; however, the company does not believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS 123, Monsanto elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Monsanto did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. Monsanto will adopt the provisions of SFAS 123R using the modified prospective method beginning Sept. 1, 2005, and will consider the guidance of SAB 107 as it adopts SFAS 123R.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on Monsanto's consolidated financial statements for fiscal year 2005 because the manufacturer's deduction is not available to Monsanto until fiscal year 2006. The company is currently evaluating the effect that the manufacturer's deduction will have in subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately upon issuance; however, due to recent acquisition activity and until the Treasury Department or Congress provides final clarifying language on key

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------
elements of the repatriation provision, the amount of foreign earnings that may be repatriated by Monsanto cannot be determined. See Note 8 -- Income Taxes -- for additional disclosures in accordance with FSP 109-2.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not believe that the adoption of SFAS 151 will have a material impact on the consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003, and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Final regulations necessary to implement the Act were released in January 2005. However, additional guidance is anticipated to clarify several areas, including those that would specify the manner in which actuarial equivalency must be determined and the evidence required to demonstrate actuarial equivalency. FSP 106-2 was effective for Monsanto's first quarter of fiscal year 2005. Monsanto has estimated a reduction of the postretirement benefit obligation of approximately $19 million. The reduction in annual benefit cost is estimated at approximately $3 million, of which $2 million was recorded in the nine months ended May 31, 2005. Additional guidance and interpretations of the law could require the company to revise its estimates.

NOTE 3.  BUSINESS COMBINATIONS

--------------------------------------------------------------------------------

In first quarter fiscal year 2005, Monsanto acquired the canola seed businesses of Advanta Seeds (Advanta) from Advanta B.V., including the ADVANTA SEEDS brand in Canada and the INTERSTATE seed brand in the United States, for $50 million in cash (net of cash acquired), inclusive of transaction costs of $2 million. The addition of these canola seed businesses reinforces Monsanto's commitment to the canola industry and is intended to strengthen Monsanto's ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in the company's consolidated financial statements.

In first quarter fiscal year 2005, Monsanto formed American Seeds, Inc. (ASI), a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio Corp. (Channel Bio), for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities that were paid in second quarter 2005. In March 2005, ASI acquired NC+ Hybrids, Inc. (NC+ Hybrids), through its Channel Bio subsidiary, for $40 million in cash (net of cash acquired). In addition to these purchase price amounts, ASI paid transaction costs of $4 million for these acquisitions. Channel Bio and NC+ Hybrids are U.S. seed companies that sell, market and distribute primarily corn and soybean seeds. Channel Bio is an independent operating company of ASI, and as a result of the NC+ Hybrids acquisition, markets its products through four brands: CROW'S, MIDWEST SEED GENETICS, NC+ HYBRIDS and WILSON SEEDS. The acquisitions of Channel Bio and NC+ Hybrids are expected to provide Monsanto with additional opportunity for growth by accelerating the delivery of technology advances through these companies' strong customer relationships, local brands and quality service. The Channel Bio transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in the company's consolidated financial statements. The NC+ Hybrids transaction was completed on March 1, 2005, from which time the operating results of this acquisition were included in the company's consolidated financial statements.

In third quarter fiscal year 2005, Monsanto acquired Seminis, Inc. (Seminis) for $1.0 billion in cash (net of cash acquired), inclusive of transaction costs of $22 million, and paid $495 million for the repayment of outstanding debt. The transaction was completed on March 23, 2005, from which time the operating results of this acquisition were included in the company's consolidated financial statements. Marinet Investments, LLC, which prior to the closing was a holder of co-investment rights in Seminis, elected to reduce the cash payment to which it was entitled upon completion of the transaction by $50 million in

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------
exchange for a contingent payment of up to $125 million based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007. The cash portion of the acquisition was funded with cash on hand plus commercial paper borrowings of $600 million issued in March 2005. Prior to the closing of the transaction, Seminis initiated a tender offer to redeem all of its outstanding 10.25% Senior Subordinated Notes. In April 2005, payments totaling $390 million were made to settle tender offers and were funded with commercial paper borrowings.

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

In third quarter fiscal year 2005, Monsanto acquired Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, "Emergent" or "the Emergent acquisition") for $307 million (net of cash acquired), inclusive of transaction costs of $7 million. With its STONEVILLE and NEXGEN brands in the United States and MAHALAXMI and PARAS brands in India, Emergent is the third largest cotton seed business in the United States, has two strong cotton seed brands in India and has a solid presence in several other smaller cotton-growing markets around the world. The addition of the Emergent brands completes a strategic cotton germplasm and traits platform modeled on the company's leading corn and soybean strategy, and is expected to provide Monsanto with opportunities to deliver breeding advances and biotechnology traits in the cotton seed market. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition were included in the company's consolidated financial statements. The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005. Debt of $16 million was also assumed in the transaction.

For all fiscal year 2005 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for all fiscal year 2005 acquisitions as of May 31, 2005, are preliminary and are summarized in the following table. The purchase price allocations for Advanta, Channel Bio and NC+ Hybrids are summarized as "All Other Acquisitions" in the table.

----------------------------------------------------------------------------------------------------------------------------
                                                                                             All Other         Aggregate
(Dollars in millions)                                      Seminis          Emergent        Acquisitions     Acquisitions
----------------------------------------------------------------------------------------------------------------------------
Current Assets                                         $      710        $       74       $      107        $      891
Property, Plant and Equipment                                 305                17                7               329
Goodwill                                                      185               158              167               510
Other Intangible Assets                                       664                96               53               813
Acquired In-process Research and Development                  200                48               18               266
Other Assets                                                  101                 3                5               109
----------------------------------------------------------------------------------------------------------------------------
Total Assets Acquired                                       2,165               396              357             2,918
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities                                           751                50              108               909
Other Liabilities                                             339                20               32               391
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities Assumed                                   1,090                70              140             1,300
----------------------------------------------------------------------------------------------------------------------------
Net Assets Acquired                                    $    1,075        $      326       $      217        $    1,618
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Supplemental Information:
  Net assets acquired                                  $    1,075        $      326       $      217        $    1,618
  Cash acquired                                               (56)              (19)              (2)              (77)
  Accrued acquisition costs                                    --               (35)              --               (35)
----------------------------------------------------------------------------------------------------------------------------
  Cash paid, net of cash acquired                      $    1,019        $      272       $      215        $    1,506
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

The primary items that generated the goodwill were the premium paid by the company for the right to control the businesses acquired and for the direct-to-farmer and farmer-dealer distribution networks (specific to the ASI acquisitions), and the value of the acquired assembled workforces. None of the goodwill is deductible for tax purposes.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. As of May 31, 2005, estimated integration costs of $8 million had been recorded. Such costs are recognized as current liabilities in the purchase price allocations in the table above. However, management has not finalized all plans, and therefore, the amounts related to potential future actions were not recorded as of May 31, 2005, as the company continues to evaluate integration plans for the acquisitions.

The following table presents details of the acquired identifiable intangible assets:

----------------------------------------------------------------------------------------------------------------------------
                                            Weighted
                                             Average      Useful Life                                All Other   Aggregate
(Dollars in millions)                      Life (Years)     (Years)       Seminis      Emergent    Acquisitions Acquisitions
----------------------------------------------------------------------------------------------------------------------------
Germplasm                                       30          20 - 30     $      295   $       16    $       10   $      321
Acquired Biotechnology Intellectual
  Property                                       6          4 - 10             116           60            31          207
Trademarks                                      29          4 - 30              91           12             5          108
Customer Relationships                          13          5 - 15             162            8             6          176
Other                                            4          3 - 5               --           --             1            1
----------------------------------------------------------------------------------------------------------------------------
Other Intangible Assets                                                 $      664   $       96    $       53   $      813
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Charges of $266 million were recorded in research and development (R&D) expenses in the nine months ended May 31, 2005, for the write-off of acquired in-process R&D (IPR&D). Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

The following unaudited pro forma financial information presents the combined results of operations of the company and the company's significant acquisitions, which include Seminis and Emergent, as if these acquisitions had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented and should not be taken as representative of Monsanto's future consolidated results of operations. Pro forma results were as follows for the three months and nine months ended May 31, 2005, and May 31, 2004:

------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended May 31,           Nine Months Ended May 31,
                                                   -----------------------------------     -----------------------------
(Dollars in millions, except per share)                  2005              2004                2005           2004
--------------------------------------------------------------------------------------     -----------------------------
Net Sales                                          $    2,123        $     1,852           $   5,401     $   4,658
Net Income                                                303                254                 623           266
--------------------------------------------------------------------------------------     -----------------------------
--------------------------------------------------------------------------------------     -----------------------------

Net Income per Basic Share                         $      1.13       $      0.96           $     2.34    $    1.01
Net Income per Diluted Share                              1.11              0.94                 2.29         0.99
--------------------------------------------------------------------------------------     -----------------------------

The pro forma information contains the actual combined operating results of Monsanto, Seminis and Emergent, with the results prior to the acquisition date adjusted to include the amortization of the acquired intangible assets presented above. The pro forma results exclude the write-off of acquired IPR&D and the increase in cost of goods sold due to the revaluation of inventory related to the Seminis and Emergent acquisitions.

The historical financial information for Seminis includes charges of approximately $1 million and $32 million in the three months and nine months ended May 31, 2004, respectively, related to one-time legal and professional fees and other costs directly attributable to a prior acquisition transaction. The historical financial information for Seminis also includes nonrecurring costs under the previous ownership structure of $3 million and $2 million for the three months ended May 31, 2005 and 2004, respectively, and $8 million and $9 million for the nine months ended May 31, 2005 and 2004, respectively. In addition, interest costs related to Seminis debt have not been removed from the historical Seminis results; however, as discussed above, Seminis debt of $495 million, with a weighted average interest rate of approximately 10%, was repaid subsequent to the acquisition date, while interest expense on commercial paper issued to fund repayments of the debt is at an interest rate of approximately 3%.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

NOTE 4.        RESTRUCTURING

-----------------------------------------------------------------------------------------------------------------------------------
Restructuring charges were recorded in the Statement of Consolidated Operations as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended             Nine Months Ended
                                                                             May 31,                        May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
-------------------------------------------------------------------------------- -------------    ---------------------------
Cost of Goods Sold                                                 $      --      $     (2)        $      --      $    (19)
Impairment of Goodwill                                                    --            --                --           (69)
Restructuring Charges -- Net(1, 2)                                        --            (9)               (8)          (66)
----------------------------------------------------------------------------------------------    ---------------------------
Loss from Continuing Operations Before Income Taxes                       --           (11)               (8)         (154)
Income Tax Benefit(3)                                                     --             4                21            28
----------------------------------------------------------------------------------------------    ---------------------------
Income (Loss) from Continuing Operations                                  --            (7)               13          (126)
Income (Loss) from Operations of Discontinued Businesses(4)               --            25                --            (9)
Income Tax Benefit                                                        --            --                --            10
----------------------------------------------------------------------------------------------    ---------------------------
Income on Discontinued Operations                                         --            25                --             1
----------------------------------------------------------------------------------------------    ---------------------------
Net Income (Loss)                                                  $      --      $     18         $     13       $   (125)
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

(1) The $8 million of restructuring charges for the nine months ended May 31, 2005, was split by segment as follows: $7 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment.
(2) The restructuring charges for the three months and nine months ended May 31, 2004, were offset by $4 million and $6 million, respectively, in restructuring reversals related to the 2000 restructuring plan.
(3) The $21 million of income tax benefit for the nine months ended May 31, 2005, includes $20 million related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.
(4) The three months and nine months ended May 31, 2004, contain restructuring charges related to discontinued businesses (see Note 18 -- Discontinued Operations). These restructuring charges were recorded in discontinued operations.

Fiscal Year 2004 Restructuring Plan

On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with the company's ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the impairment of goodwill in the global wheat business of $69 million (see Note 7 -- Goodwill and Other Intangible Assets). In the nine months ended May 31, 2005, the company completed the restructuring actions under this plan, and no further actions are planned in 2005.

Pre-tax restructuring charges of $8 million ($7 million aftertax) for the nine months ended May 31, 2005, were comprised of $7 million related to the Seeds and Genomics segment and $1 million related to the Agricultural Productivity segment. The restructuring charges of $7 million recorded during second quarter 2005 included impairments incurred as a result of office closures and anticipated asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on revised estimates of losses on dispositions of certain facilities in these countries.

In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is included in the table above. See Note 8 -- Income Taxes -- and Note 18 -- Discontinued Operations -- for further discussion of the $86 million tax benefit recorded in discontinued operations.

Third quarter fiscal year 2004 pre-tax restructuring activity was comprised of income of $23 million related to the Seeds and Genomics segment (charges of $2 million in continuing operations and income of $25 million in discontinued operations) and charges of $13 million related to the Agricultural Productivity segment. This activity included charges of $13 million pretax related to work force reductions and income of $23 million pretax related to an increase in the

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------
value of the European wheat and barley business upon sale of the business and the resulting increase in its assets that were previously written down in the first quarter of 2004. In the first nine months of fiscal year 2004, pre-tax charges of $100 million were comprised of $44 million related to the Seeds and Genomics segment ($35 million in continuing operations and $9 million in discontinued operations) and $56 million related to the Agricultural Productivity segment. These charges included $59 million pretax related to work force reductions, $39 million pretax in asset impairments (excluding the $69 million impairment of goodwill), and $2 million pretax in costs associated with facility closures.

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

The following table displays a roll forward of the liability established for restructuring expense from Sept. 1, 2004, to May 31, 2005:

----------------------------------------------------------------------------------------------------------------------------
                                                       Work Force          Facility            Asset
(Dollars in millions)                                  Reductions          Closures         Impairments          Total
----------------------------------------------------------------------------------------------------------------------------
Continuing Operations:
   Beginning liability as of Aug. 31, 2004           $      44          $       1         $       --          $     45
   Restructuring liability                                   1                  --                 7                 8
   Cash payments                                           (34)                (1)                --               (35)
   Asset impairments                                        --                  --                (7)               (7)
   Reclassification  of  reserves  to  other  balance
     sheet accounts:
    Long-term liability                                     (5)                 --                 --               (5)
----------------------------------------------------------------------------------------------------------------------------
Ending Liability as of May 31, 2005                  $       6          $       --         $       --          $     6
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

NOTE 5.        CUSTOMER FINANCING PROGRAMS
--------------------------------------------------------------------------------

In April 2002, Monsanto established a revolving financing program to provide financing of up to $500 million for selected customers in the United States through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto's credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

Monsanto has no ownership interest in the lender, in the QSPE, or in the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE.

Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the nine months ended May 31, 2005, and May 31, 2004.

Proceeds from customer loans sold through the financing program totaled $169 million for the nine months ended May 31, 2005, and $124 million for the nine months ended May 31, 2004. These proceeds are included in the net cash provided by operations in the Statement of Consolidated Cash Flows. The loan balance outstanding as of May 31, 2005, and Aug. 31, 2004, was $109 million and $222 million, respectively. The first-loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------
incur a liability to perform under the first-loss guarantee. As of May 31, 2005, and Aug. 31, 2004, less than $1 million of loans sold through this financing program were delinquent. As of May 31, 2005, and Aug. 31, 2004, Monsanto recorded its guarantee liability at less than $1 million, based on the company's historical collection experience with these customers and the company's current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

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

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement was amended May 25, 2005, at which time the conditions necessary to qualify for sales treatment under SFAS 140 were met. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company's consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operations in the Statement of Consolidated Cash Flows. The total amount of customer receivables transferred through the program and the amount of loans outstanding were $14 million as of May 31, 2005. Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is based on the company's historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was less than $1 million as of May 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

NOTE 6.        INVENTORIES

-----------------------------------------------------------------------------------------------------------------------------
Components of inventories were:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              As of May 31,    As of Aug.31,
                                                                                              -------------    --------------
(Dollars in millions)                                                                             2005             2004
-----------------------------------------------------------------------------------------------------------    --------------
Finished Goods                                                                                $    964         $    477
Goods In Process                                                                                   505              436
Raw Materials and Supplies                                                                         236              266
-----------------------------------------------------------------------------------------------------------    --------------
Inventories at FIFO Cost                                                                         1,705            1,179
Excess of FIFO over LIFO Cost                                                                      (22)             (25)
-----------------------------------------------------------------------------------------------------------    -------------
Total                                                                                         $  1,683         $  1,154
-----------------------------------------------------------------------------------------------------------    -------------
-----------------------------------------------------------------------------------------------------------    -------------

The increase in finished goods inventory as of May 31, 2005, primarily resulted from the acquisitions described in Note 3 -- Business Combinations.

NOTE 7.        GOODWILL AND OTHER INTANGIBLE ASSETS

--------------------------------------------------------------------------------

In first quarter 2004, the company's decision to exit the European wheat and barley business required an evaluation for potential impairment of goodwill and other intangible assets related to the company's global wheat business. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The second step of the impairment assessment was completed during the quarter ended Nov. 30, 2003, and resulted in the $69 million impairment of goodwill specific to the wheat reporting unit. The fiscal year 2005 annual goodwill impairment test was performed as of March 1, 2005, and no indications of goodwill impairment existed as of that date.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

Changes in the net carrying amount of goodwill for the nine months ended May 31, 2005, by segment, are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Seeds and    Agricultural
(Dollars in millions)                                                                Genomics    Productivity     Total
----------------------------------------------------------------------------------------------------------------------------
Balance as of Aug. 31, 2004                                                        $    659      $     61      $    720
Acquisition Activity (see Note 3)                                                       510            --           510
Effect of Foreign Currency Translation Adjustments                                       11            --            11
----------------------------------------------------------------------------------------------------------------------------
Balance as of May 31, 2005                                                         $  1,180      $     61      $  1,241
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Information regarding the company's other intangible assets is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                        As of May 31, 2005                                As of Aug. 31, 2004
                          -----------------------------------------------    -----------------------------------------------
                            Carrying       Accumulated                          Carrying       Accumulated
(Dollars in millions)        Amount        Amortization        Net               Amount        Amortization        Net
-------------------------------------------------------------------------    -----------------------------------------------
Germplasm                 $    925      $     (468)       $    457           $    590       $     (423)       $    167
Acquired Biotechnology
  Intellectual Property        639            (264)            375                423             (218)            205
Trademarks                     194             (32)            162                 85              (26)             59
Customer Relationships         176              (2)            174                 --               --              --
Other                           37             (16)             21                 42              (19)             23
-------------------------------------------------------------------------    -----------------------------------------------
Total                     $  1,971      $     (782)       $  1,189           $  1,140       $     (686)       $    454
-------------------------------------------------------------------------    -----------------------------------------------
-------------------------------------------------------------------------    -----------------------------------------------

The increases in other intangible assets as of May 31, 2005, primarily resulted from the acquisitions described in Note 3 -- Business Combinations.

Total amortization expense of other intangible assets was $38 million in third quarter 2005 and $29 million in third quarter 2004 (exclusive of $1 million amortization expense included in discontinued operations in third quarter 2004). Total amortization expense of other intangible assets for the nine months ended May 31, 2005, and May 31, 2004, was $93 million and $91 million, respectively (exclusive of $3 million amortization expense for the nine months ended May 31, 2004, included in discontinued operations).

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

----------------------------------------------------------
Year ending Aug. 31,
(Dollars in millions)                           Amount
----------------------------------------------------------
2006                                         $    135
2007                                              125
2008                                              110
2009                                               90
2010                                               80
----------------------------------------------------------

NOTE 8.        INCOME TAXES
--------------------------------------------------------------------------------

The sale of the European wheat and barley business in fiscal year 2004 generated a tax loss that was deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations related to the impairment of goodwill in the global wheat business recorded in first quarter 2004. The remaining $86 million recorded in discontinued operations was primarily related to the goodwill impairment loss at the date of adoption of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Monsanto may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. As of May 31, 2005, Monsanto has not recorded deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because Monsanto intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, as well as the company's recent acquisition activity, the company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after the Treasury Department has issued all of its guidance, including the expected passage of a Technical Corrections Bill by Congress. The range of possible amounts that the company is currently considering eligible for repatriation is between zero and $500 million. Since the Treasury Department has not issued of all of its guidance on the AJCA, the company can only make a good-faith estimate of the tax liability that would have to be recorded if these extraordinary dividends are paid. Accordingly, the company expects, based on the information presently available, that it may record a tax liability based on the 5.25% statutory rate in the AJCA. However, the actual cost to the company is dependent on a number of factors that are currently being analyzed. Therefore, as of May 31, 2005, the related potential range of income tax effects of such repatriation cannot be reasonably estimated.

In June 2005, new tax legislation was enacted in Argentina and Belgium that could affect the recoverability of deferred tax asset balances recorded as of May 31, 2005. The company is currently evaluating the potential impact, if any, of the new legislation. See Note 19 -- Subsequent Events -- for further discussion.

NOTE 9.        DEBT AND OTHER CREDIT ARRANGEMENTS

--------------------------------------------------------------------------------

Effective March 11, 2005, Monsanto finalized a 364-day $1.0 billion revolving credit facility. This facility will be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and commercial paper backstop (e.g., the revolving credit facility could serve as a back-up to repay commercial paper borrowings upon maturity). The company's existing five-year $1.0 billion revolving credit facility remains in place. (Discussion of this facility can be found in Note 12 -- Debt and Other Credit Arrangements -- of the notes to consolidated financial statements contained in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.) The terms and conditions of the new $1.0 billion revolving credit facility are substantially similar to the existing $1.0 billion revolving credit facility.

As discussed in Note 3 -- Business Combinations, commercial paper borrowings were issued in March 2005 to fund a portion of the Seminis acquisition, and in April 2005 to fund the tender offer for Seminis debt and the Emergent acquisition. The commercial paper borrowings have maturities of less than 90 days and are therefore classified as short-term debt. As of May 31, 2005, commercial paper borrowings of approximately $1.3 billion remained outstanding.

In May 2002, the company filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt. In May 2005, the existing 2002 shelf registration was amended by filing a new shelf registration with the SEC that allows the company to issue up to $2.0 billion of debt, equity and hybrid offerings in the future (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). As of the date of this Report on Form 10-Q, no securities had been issued under this 2005 shelf registration.

NOTE 10.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

The company hedges a portion of its net investment in Brazilian subsidiaries and reported an after-tax loss of $13 million in the third quarter of fiscal year
2005 and an after-tax gain of $1 million in the third quarter of fiscal year 2004. The company recorded after-tax losses of $21 million and $5 million in the nine months ended May 31, 2005, and May 31, 2004, respectively. These losses are included in accumulated other comprehensive loss.

As discussed in Note 9, the company filed a shelf registration with the SEC that allows the company to issue debt, equity and hybrid offerings of up to $2.0 billion in the future. Also in May 2005, the company entered into treasury rate lock agreements with several banks to hedge against changes in long-term interest rates in anticipation of a long-term debt issue. Monsanto has designated these rate lock agreements as a cash-flow hedges. Since the hedges are deemed effective, the changes in fair value are recognized in other comprehensive income (loss) until the hedged interest costs are recognized in earnings. As of May 31, 2005, the market value of these agreements was an $11 million loss to Monsanto.

NOTE 11.       POSTRETIREMENT BENEFITS -- PENSIONS, HEALTH CARE AND OTHER

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

The company's net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

-----------------------------------------------------------------------------------------------------------------------------
Pension Benefits                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Service Cost for Benefits Earned During the Period                 $      8      $      9         $     25      $     26
Interest Cost on Benefit Obligation                                      24            28               70            81
Assumed Return on Plan Assets                                           (27)          (32)             (80)          (92)
Amortization of Unrecognized Net Loss                                     9             8               27            23
----------------------------------------------------------------------------------------------    ---------------------------
Total Net Periodic Benefit Cost                                    $     14      $     13         $     42      $     38
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

-----------------------------------------------------------------------------------------------------------------------------
Health Care and Other Postretirement Benefits                      Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Service Cost for Benefits Earned During the Period                 $      3      $      2         $      9      $      5
Interest Cost on Benefit Obligation                                       5             7               15            19
Amortization of Unrecognized Net Loss                                     1             1                3             3
----------------------------------------------------------------------------------------------    ---------------------------
Total Net Periodic Benefit Cost                                    $      9      $     10         $     27      $     27
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

Monsanto contributed $60 million to its pension plan in the nine months ended May 31, 2005. Monsanto did not make any contribution to its pension plan in the third quarter of fiscal year 2005, and as of May 31, 2005, management does not plan to make additional contributions to the company's pension plan in fiscal year 2005. However, pending management's assessment of 2005 results of operations, the company may reassess planned contributions to its pension plan. Monsanto did not make any contributions to its pension plan in the three months ended May 31, 2004, but made $150 million in contributions for the nine months ended May 31, 2004. Seminis employees are currently covered under a separate pension plan. The table above includes the costs related to the Seminis plan for the three months and nine months ended May 31, 2005, since the date of acquisition. Seminis contributed less than $1 million to its plan in third quarter 2005 and plans to contribute approximately $1 million to its plan in fourth quarter fiscal year 2005.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

NOTE 12.       STOCK-BASED COMPENSATION PLANS

--------------------------------------------------------------------------------

As permitted by current accounting literature, the company has elected to follow the guidance of APB 25 for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto option plans in which Monsanto employees participate. For further details, please see the disclosures in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

Had stock-based compensation expense for these plans been determined based on the fair value consistent with the method of SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, Monsanto's net income and net income per share would have been adjusted to the pro forma amounts indicated as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions, except per share amounts)                        2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Net Income:
  As reported                                                      $     47      $    252         $    380      $    309
  Less: Total stock-based employee compensation expense
   determined under fair-value-based method for all awards,
   net of tax                                                            (5)           (3)             (16)           (9)
----------------------------------------------------------------------------------------------    ---------------------------
  Pro forma                                                        $     42      $    249         $    364      $    300
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------
Basic Income per Share:
  As reported                                                      $   0.18      $   0.95         $   1.43      $    1.17
  Pro forma                                                        $   0.16      $   0.94         $   1.37      $    1.14

Diluted Income per Share:
  As reported                                                      $   0.17      $   0.93         $   1.40      $   1.15
  Pro forma                                                        $   0.15      $   0.92         $   1.34      $   1.12
----------------------------------------------------------------------------------------------    ---------------------------

As discussed in Note 2 -- New Accounting Standards, SFAS 123R was issued in December 2004, which replaced SFAS 123. SFAS 123R is effective for Monsanto beginning Sept. 1, 2005. For stock option awards granted to retirement eligible employees and to employees that become eligible for retirement subsequent to the grant date, Monsanto follows the guidance of APB 25 and SFAS 123, which allows compensation costs to be recognized over the vesting period of the award. SFAS 123R requires compensation costs to be recognized over the requisite service period. For plans where the employee becomes vested upon eligibility to retire, the requisite service period may be shorter than the vesting period for the award. As a result, compensation costs are recognized over the period from the date of the grant through when the employee becomes eligible to retire instead of over the vesting period of the award. Monsanto will follow this guidance for awards granted subsequent to the adoption of SFAS 123R. For awards granted prior to the date of adoption, Monsanto will recognize compensation costs over the vesting period with accelerated recognition of the unvested portion upon actual retirement as allowed under SFAS 123R.

NOTE 13.       COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended May 31,    Nine Months Ended May 31,
                                                                    --------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Comprehensive Income                                                $     51     $    173         $    614      $    350
----------------------------------------------------------------------------------------------    ---------------------------

                                       17

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

The components of accumulated other comprehensive loss are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                               As of May 31,    As of Aug. 31,
                                                                                               ------------     ------------
(Dollars in millions)                                                                             2005             2004
-----------------------------------------------------------------------------------------------------------     ------------
Accumulated Foreign Currency Translations                                                      $   (589)        $   (824)
Net Unrealized Gains on Investments, Net of Taxes                                                    10                9
Net Accumulated Derivative Loss, Net of Taxes                                                       (20)             (18)
Minimum Pension Liability, Net of Taxes                                                            (299)            (299)
-----------------------------------------------------------------------------------------------------------     ------------
Accumulated Other Comprehensive Loss                                                           $   (898)        $ (1,132)
-----------------------------------------------------------------------------------------------------------     ------------
-----------------------------------------------------------------------------------------------------------     ------------

NOTE 14.       EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

Basic earnings (loss) per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options using the treasury stock method and are excluded if their effect is antidilutive. Dilutive potential common shares noted below exclude stock options of less than 0.1 million and 0.4 million for the three months ended May 31, 2005, and May 31, 2004, respectively, and less than 0.1 million and 2.6 million for the nine months ended May 31, 2005, and May 31, 2004, respectively. These potential common shares were excluded because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Shares in millions)                                                   2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Weighted-Average Number of Common Shares                              268.0         265.8            266.4         264.0
Dilutive Potential Common Shares                                        5.8           4.9              5.9           4.7
----------------------------------------------------------------------------------------------    ---------------------------

NOTE 15.       SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended May 31,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2005          2004
----------------------------------------------------------------------------------------------------------------------------
Interest                                                                                          $     63     $     65
Taxes                                                                                                   50           56
----------------------------------------------------------------------------------------------------------------------------

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. Through May 31, 2005, the company had purchased 11 million shares for $415 million, including transaction costs of less than $1 million.

In third quarter 2005, the company recognized noncash transactions related to acquisitions and a customer financing program. See Note 3 -- Business Combinations -- for details of liabilities assumed in acquisitions and Note 5 -- Customer Financing Programs -- for further discussion of the new program in Brazil and the related noncash transaction.

NOTE 16.       COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Solutia Inc.: The following discussion provides new and updated information regarding proceedings related to Solutia Inc. (Solutia). Other information with respect to Solutia matters appears in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Report on Form 10-Q for the quarterly period ended Nov. 30, 2004 (portions of both have been recast in our Current

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

Report on Form 8-K filed on May 24, 2005), and in our Report on Form 10-Q for the quarterly period ended Feb. 28, 2005.

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

The following updates some of the proceedings related to Solutia's bankruptcy:

o The stay of all litigation agreed to by Solutia, the Official Committee of Unsecured Creditors, the Official Committee of Retirees, Monsanto and
     Pharmacia in the bankruptcy proceedings remains in force and effect, subject to any party's right to issue a termination notice. As of the filing date of this report, no termination notice has been issued by any party.

o The proof of claim filed by Monsanto on Nov. 29, 2004, remains effective. Solutia, the Creditors' Committee, Monsanto and Pharmacia have agreed that Monsanto and Pharmacia may amend their initial proofs of claim and file additional claims through Aug. 1, 2005.

o On May 24, 2005, Monsanto and Pharmacia filed a motion to dismiss the Complaint and Objection to Claim filed on March 7, 2005, against Monsanto and Pharmacia by the Official Committee of Equity Security Holders. This Committee objected to the claims filed by Monsanto and Pharmacia against Solutia. The motion to dismiss is set for hearing on July 19, 2005.

o In March 2005, the U.S. Court of Appeals for the Eleventh Circuit denied Solutia's request for a provisional appeal of the District Court's order and denial of Solutia's request for reconsideration of the District Court's earlier order that the automatic stay provisions of the Bankruptcy Code do not apply to Solutia's obligations under the Partial Consent Decree related to certain environmental activities in Anniston, Alabama. Since Feb. 27, 2004, Solutia has sought a declaration that the bankruptcy automatic stay precluded the U.S. Environmental Protection Agency (EPA) from taking efforts to enforce the Partial Consent Decree against Solutia.

o On June 7, 2005, Monsanto announced that it had reached an agreement in principle with Solutia and the Official Committee of Unsecured Creditors for a proposal for Solutia's reorganization. In order for such proposal to become effective and binding on Monsanto, Solutia must submit a plan of reorganization to the Bankruptcy Court, which must be approved by various parties, including Monsanto's Board of Directors, and ultimately confirmed by the Bankruptcy Court. No adjustments to the Solutia-related charge discussed below are required at this time as a result of this agreement in principle. Key elements of the agreement in principle include Monsanto's:
     (i) commitment to provide backstop funding for a $250 million equity infusion to support medical, disability and life insurance benefit liabilities for retirees who worked for Pharmacia and were assigned to Solutia at the time of its spinoff and certain environmental and other liabilities; (ii) receipt of approximately 50 percent of the common stock of newly reorganized Solutia in exchange for (a) certain funds spent or committed by Monsanto, and (b) any contribution Monsanto makes with respect to the equity infusion described above, provided that the actual percent of stock received could be less depending on the determination of the Bankruptcy Court and the amount of common stock issued to any other parties in exchange for their participation in the $250 million equity infusion; and (iii) retention of oversight with respect to resolution of tort litigation claims and continued management of designated environmental remediation programs that Monsanto is currently managing. See below for further detail about the tort litigation and environmental remediation matters Monsanto is currently managing.

Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia's Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia's and Monsanto's interests until that issue is resolved, pursuant to Monsanto's obligation to indemnify Pharmacia and on an interim basis, Monsanto has assumed the management and defense of certain third-party tort litigation and funded some of Solutia's environmental obligations. In the

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

process of managing such litigation and environmental liabilities, and through Monsanto's involvement in the bankruptcy process, Monsanto determined that it was probable that Monsanto would incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, Monsanto determined that it was appropriate to establish a reserve for such expenses based on the best estimates by Monsanto's management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million (the "Solutia-related charge" or the "charge") was recorded in Monsanto's first quarter fiscal 2005 results. As of May 31, 2005, $251 million was recorded in the Condensed Statement of Consolidated Financial Position ($48 million in current liabilities and $203 million in other liabilities).

A portion of the $284 million charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter fiscal year 2005. In third quarter 2005, interest expense of $2 million was recognized for the accretion of the discounted amount. The following table provides a detailed summary of the discounted and undiscounted amounts included in the charge.

----------------------------------------------------------------------------
(Dollars in millions)
----------------------------------------------------------------------------
Undiscounted Portion:
---------------------
   Amount accrued in first quarter fiscal year 2005            $     86
   Amount accrued and paid during first quarter fiscal year
    2005                                                             21
----------------------------------------------------------------------------
Aggregate Undiscounted Amount                                       107
----------------------------------------------------------------------------
Discounted Portion:
-------------------
   Expected payment (undiscounted) for:
                                       2005                          29
                                       2006                          26
                                       2007                          18
                                       2008                           7
                                       2009                           5
   Undiscounted aggregate expected payments after 2009              137
----------------------------------------------------------------------------
Aggregate Amount to be Discounted as of Nov. 30, 2004               222
Discount, as of Nov. 30, 2004                                       (45)
----------------------------------------------------------------------------
Aggregate Discounted Amount Accrued in First Quarter Fiscal
  Year 2005                                                         177
----------------------------------------------------------------------------
Total Charge Recognized in First Quarter Fiscal Year 2005      $    284
----------------------------------------------------------------------------
----------------------------------------------------------------------------

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

The charge may not reflect all potential liabilities that Monsanto may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursements or any recoveries Monsanto might receive through the bankruptcy process. In addition to the Solutia-related charge, Monsanto has incurred legal and other costs related to the Chapter 11 proceeding and its Solutia-related indemnification obligations to Pharmacia. These costs are expensed as incurred, because the potential future costs to Monsanto to protect its interests cannot be reasonably estimated. The legal and other costs, together with the Solutia-related charge recorded in first quarter 2005, are reflected in the Statement of Consolidated Operations as Solutia-related expenses.

The degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge or other of Solutia's Assumed Liabilities or Solutia-related expenses is uncertain, although as described above, Monsanto announced on June 7, 2005, that it had reached an agreement in principle with Solutia and the Official Committee of Unsecured Creditors for a proposal for Solutia's reorganization. Solutia has not filed a plan of reorganization, and thus any projection of the outcome of Monsanto's claims remains uncertain, but it is possible that Monsanto could receive equity in any reorganized Solutia in satisfaction or partial satisfaction of Monsanto's claims. However, discussions between and among the various parties involved in the Solutia bankruptcy are continuing, and any formal reorganization plan must ultimately be affirmed by several constituencies and the Bankruptcy Court.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

Miscellaneous receivables of $74 million were recorded as of May 31, 2005 ($27 million was recorded in miscellaneous receivables and $47 million was recorded in other assets), for the anticipated insurance reimbursement for a portion of the settlement amount paid by Monsanto in connection with the global settlement of the Abernathy and Tolbert cases, which is described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's third-party tort litigation, including lawsuits involving PCBs and other chemical and premises liability litigation. The following discussion provides new and updated information regarding the significant third-party tort proceedings reflected in the Solutia-related charge. Other information with respect to such proceedings appears in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2004, and Feb. 28, 2005.

Sixteen cases were filed by approximately 1,654 plaintiffs who are either present or former employees of an electrical transformer manufacturing facility located in Crystal Springs, Mississippi, or present or former residents of the Crystal Springs community, seeking damages for personal injury and/or property damage caused by exposure to PCBs, including compensatory and punitive damages, in unspecified amounts. All of these cases were filed in state court in Hinds County or Copiah County in Mississippi and thereafter were transferred to the U.S. District Court for the Southern District of Mississippi. On May 3, 2005, an agreement resolving the claims of 1,388 plaintiffs was reached with their counsel, subject to obtaining releases from the plaintiffs. On May 12, 2005, cases covering 240 plaintiffs were resolved and their claims were dismissed with prejudice. On June 10, 2005, an agreement resolving the claims of all but three of the remaining plaintiffs was reached, subject to obtaining releases from the plaintiffs.

Pharmacia is a defendant to a case filed by the Commonwealth of Pennsylvania, which is pending in the Commonwealth Court of Pennsylvania and related to the Transportation and Safety Building (T & S Building) in Harrisburg, Pennsylvania. In June 1994, a fire broke out in the T & S Building. The Commonwealth claims that PCBs in the building's fireproofing contaminated the building and necessitated its demolition and temporary relocation of Commonwealth employees. The Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. Solutia defended the litigation pursuant to its obligations under the Distribution Agreement. The jury returned a verdict of $90 million against Pharmacia, which was reduced to $45 million by the trial court. Solutia appealed the verdict to the Supreme Court of Pennsylvania, for which oral argument was heard on May 11, 2004. The total amount of the judgment plus post-judgment interest as of June 30, 2005, is approximately $75 million. In 2002, in connection with this case, Monsanto posted a $71 million appeal bond on Solutia's behalf pursuant to its indemnification obligation to Pharmacia under the Separation Agreement and an agreement with Pharmacia and Solutia. Solutia provided a $20 million bank letter of credit to secure a portion of Monsanto's obligations in connection with the appeal bond.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia's current or former operations. The following discussion provides new and updated information regarding the significant environmental matters reflected in the Solutia-related charge. Other information with respect to such proceedings appears in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2004, and Feb. 28, 2005.

On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (RPCD), pursuant to which Pharmacia and Solutia are obligated to perform PCB residential cleanup work and a remedial investigation/feasibility study of PCB contamination in Anniston, among other things. Based on Solutia's failure to perform, on March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Anniston, Alabama, and Sauget, Illinois, sites under the RPCD and other orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remediation in Anniston and Sauget until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked. As discussed below in Part II -- Item 1 -- Legal Proceedings, Solutia and Pharmacia are seeking contribution for the Anniston cleanup costs from other manufacturers in the area. However, the EPA is pursuing an agreement with certain of those manufacturers and offering them protection from the contribution litigation. On June 30, 2005, the District Court ruled that the EPA had renounced the RPCD by pursuing the separate agreement and ordered that, upon motion by Pharmacia and Solutia, it would suspend Pharmacia's and Solutia's

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

obligations under the RPCD. As of the date of this Report on Form 10-Q, the impact of the District Court's ruling on the RPCD work that Monsanto is performing on Pharmacia's behalf is unclear.

Other Litigation: Monsanto is defending and prosecuting litigation in its own name. Monsanto is also defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility under the Separation Agreement. Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. While the ultimate liabilities resulting from such lawsuits and claims may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto's consolidated financial position or liquidity. Information with respect to such litigation appears in Part II -- Item 1 -- Legal Proceedings of this Report on Form 10-Q and in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2004, and Feb. 28, 2005.

Guarantees: As disclosed in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil. Due to the seasonal nature of Monsanto's business, the level of customer loans with these banks and the related Monsanto guarantees has increased since Aug. 31, 2004. As a result, the maximum potential amount of future payments under these guarantees is approximately $55 million as of May 31, 2005. Based on the company's current assessment of credit exposure, Monsanto has recorded a liability of less than $1 million related to these guarantees. Monsanto's recourse under these guarantees is limited to the customer, and it is not currently estimable.

Also disclosed in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. In third quarter 2005, a wholly-owned finance subsidiary was established in Canada. The new subsidiary may issue debt securities, which would be fully and unconditionally guaranteed by Monsanto. Because the guarantee is for obligations of a consolidated subsidiary, Monsanto's consolidated financial position is not affected by the issuance of this guarantee. As of May 31, 2005, no debt of the Canadian subsidiary was outstanding.

Except as described above, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2004. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 -- Commitments and Contingencies -- of the notes to consolidated financial statements contained in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004. Disclosure regarding the guarantee Monsanto provides to a specialty finance company for certain customer loans can be found in Note 5 -- Customer Financing Programs -- of this Form 10-Q. Information regarding Monsanto's indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia's Assumed Liabilities can be found above.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------


NOTE 17.       SEGMENT INFORMATION

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Net Sales(1)
    Corn seed and traits                                           $   431       $   298          $   1,305     $    975
    Soybean seed and traits                                            204           166                827          655
    Vegetable and fruit seed                                            87            --                 87           --
    All other crops seeds and traits                                   336           233                489          334
----------------------------------------------------------------------------------------------    ---------------------------
  Total Seeds and Genomics                                         $ 1,058       $   697          $   2,708     $  1,964
----------------------------------------------------------------------------------------------    ---------------------------
    ROUNDUP and other glyphosate-based herbicides                  $   628       $   600          $   1,547     $  1,407
    All other agricultural productivity products                       356           380                772          827
----------------------------------------------------------------------------------------------    ---------------------------
  Total Agricultural Productivity                                  $   984       $   980          $   2,319     $  2,234
----------------------------------------------------------------------------------------------    ---------------------------
  Total                                                            $ 2,042       $ 1,677          $   5,027     $  4,198
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

EBIT(2)
  Seeds and Genomics                                               $      4      $    183         $    511      $    332
  Agricultural Productivity                                             193           163               18           177
----------------------------------------------------------------------------------------------    ---------------------------
  Total                                                            $    197      $    346         $    529      $    509
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------
Depreciation and Amortization Expense
  Seeds and Genomics(3)                                            $     81      $     64         $    209      $    198
  Agricultural Productivity                                              46            48              139           142
----------------------------------------------------------------------------------------------    ---------------------------
  Total                                                            $    127      $    112         $    348      $    340
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

(1)  Represents net sales from continuing operations.
(2) EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statement of Consolidated Operations under generally accepted accounting principles.
(3) Does not include the $69 million impairment of goodwill in the nine months ended May 31, 2004.

A reconciliation of EBIT to net income for each period follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
EBIT                                                               $    197      $    346         $    529      $    509
Interest Expense -- Net                                                  24            21               59            53
Income Tax Provision(1)                                                 126            73               90           147
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $     47      $    252         $    380      $    309
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

(1) Includes the income tax provision from continuing operations and the income tax benefit from discontinued operations.

NOTE 18.       DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

In second quarter 2005, the company committed to a plan to sell its environmental technologies businesses that met the "held for sale" criteria under SFAS 144. The environmental technologies businesses provide engineering, procurement and construction management services, and sell proprietary equipment and process technologies. The company determined that these businesses were no longer consistent with its strategic business goals. In April 2005, the company announced that it signed a non-binding letter of intent to sell the environmental technologies businesses to the management of the businesses in a management buyout. The parties are negotiating a definitive agreement for the transaction, which is targeted to close by the end of fiscal year 2005.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

As discussed in Note 4 -- Restructuring, in first quarter 2004, Monsanto announced plans to (1) exit the European breeding and seed business for wheat and barley and (2) discontinue the plant-made pharmaceuticals program. As a result of these plans and the plan to sell the environmental technologies businesses, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for the three months and nine months ended May 31, 2005, and May 31, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of May 31, 2005, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

The company evaluated the carrying amount of the environmental technologies businesses net assets as of May 31, 2005, in accordance with SFAS 144, and determined that the net assets were not impaired primarily based on discussions with third parties concerning strategic alternatives for the businesses. This assessment is subject to change based on future developments related to selling the businesses. The assets and liabilities of the environmental technologies businesses are shown in the table below. As of May 31, 2005, there were no remaining assets and liabilities of the European wheat and barley and plant-made pharmaceuticals businesses.

--------------------------------------------------------------------------------
                                                                   As of May 31,
(Dollars in millions)                                                  2005
--------------------------------------------------------------------------------
Assets of Discontinued Businesses Held for Sale:
  Accounts receivable                                              $     19
  Miscellaneous receivables                                              27
  Inventories                                                            13
  Property, plant and equipment - net                                     2
  Other                                                                  11
--------------------------------------------------------------------------------
Total Assets of Discontinued Businesses Held for Sale              $     72
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Liabilities of Discontinued Businesses Held for Sale:
  Current liabilities                                              $     39
  Long-term liabilities                                                   1
--------------------------------------------------------------------------------
Total Liabilities of Discontinued Businesses Held for Sale         $     40
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The following amounts related to the environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
-------------------------------------------------------------------------------- -------------    ------------- -------------
Net Sales                                                          $     44      $     36          $   121      $     99

Income (Loss) from Operations of Discontinued Businesses                  4            26                6            (2)
Income Tax Benefit                                                       (2)           --              (88)           (8)
----------------------------------------------------------------------------------------------    ---------------------------
Income on Discontinued Operations                                  $      6      $     26         $     94      $      6
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

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

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

NOTE 19.       SUBSEQUENT EVENTS

--------------------------------------------------------------------------------

In June 2005, new legislation was enacted in Argentina and Belgium that could affect the recoverability of deferred tax asset balances recorded on Monsanto's consolidated financial statements as of May 31, 2005. On June 1, 2005, the Argentine regulation for a minimum capitalization requirement, which was in effect as of Dec. 10, 2004, was extended by decree for an additional year. The company had assumed a capitalization would be required in 2005 but is now re-evaluating its capitalization strategy. On June 30, 2005, legislation was enacted in Belgium allowing a notional interest deduction for Belgian tax-resident companies. This tax legislation will provide the company's Belgian subsidiary with an interest deduction beginning with the fiscal 2007 tax year and could impact the recoverability of $48 million of deferred tax asset balances as of May 31, 2005, related to the Belgian subsidiary. The company is currently evaluating the potential related financial impact, if any, of the new legislation.

On June 7, 2005, Monsanto announced that it had reached an agreement in principle with Solutia and the Official Committee of Unsecured Creditors
appointed in Solutia's bankruptcy case for a proposal for Solutia's reorganization. See Note 16 -- Commitments and Contingencies -- for further discussion of this agreement.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW
--------------------------------------------------------------------------------

Background

Monsanto Company is a leading global provider of agricultural products for farmers. We produce leading seed brands, including DEKALB, ASGROW, SEMINIS VEGETABLE SEEDS and STONEVILLE, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also make ROUNDUP herbicide and other herbicides. Our seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity and reduce the costs of farming. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

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

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses. In fiscal year 2004, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with our European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses has been presented as discontinued operations as outlined below. See Note 18 -- Discontinued Operations -- for further details. The financial statements have been recast and prepared in compliance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, for the three months and nine months ended May 31, 2005, and May 31, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of May 31, 2005, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

Certain prior-period amounts have been reclassified to conform with the current-year presentation. These reclassifications include a net sales and cost of goods sold reclassification related to outward freight costs. We typically pay the freight costs for transporting finished products to customers and have historically recorded these costs as a reduction of net sales. Following the guidance of Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, we have reclassified outward freight on sales, resulting in an increase in previously reported net sales with a corresponding increase in cost of goods sold.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and Monsanto's Report on Form 10-Q for the quarterly period ended Nov. 30, 2004 (portions of both have been recast in our Current Report on Form 8-K filed on May 24, 2005), and Monsanto's Report on Form 10-Q for the quarterly period ended Feb. 28, 2005. Financial information for the first nine months of fiscal year 2005 should not be annualized because of the seasonality of our business.

Unless otherwise indicated, "Monsanto," "the company," "we," "our," and "us" are used interchangeably to refer to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation (Pharmacia), which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In MD&A, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicides. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides excluding all lawn-and-garden herbicides. The notes to the consolidated financial statements that are

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

referenced throughout MD&A are included in Part I -- Item 1 -- Financial Statements -- of this Report on Form 10-Q.

Non-GAAP Financial Measures

The information presented in MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered
"non-GAAP financial measures." Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors' understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies' EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with U.S. GAAP.

EBIT is defined as earnings before interest and taxes. Earnings is intended to mean net income as presented in the Statement of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management in determining resource allocations within the company. See Note 17 -- Segment Information -- for a reconciliation of EBIT to net income for the three months and nine months ended May 31, 2005, and May 31, 2004.

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operations and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the "Financial Condition, Liquidity, and Capital Resources -- Cash Flow" section of MD&A for a reconciliation of free cash flow to net cash provided by operations and net cash provided (required) by investing activities on the Statement of Consolidated Cash Flows.

Executive Summary

Consolidated Operating Results -- Significant financial items related to third quarter 2005 and the nine months ended May 31, 2005, versus the comparable prior-year periods include:

     o The primary driver of the net sales increase of $365 million in the three-month comparison was the fiscal year 2005 acquisitions of Advanta, Channel Bio, NC+ Hybrids, Seminis and Emergent. Net sales increased $829 million in the nine-month comparison as a result of higher trait revenues in the United States, the fiscal year 2005 acquisitions, corn seed sales in the United States and the Europe-Africa region, and cotton trait revenues in Australia and India.

     o We wrote off acquired in-process research and development (IPR&D) related to the acquisitions of $254 million and $266 million in the three months and nine months ended May 31, 2005, respectively. The majority of the write-off was related to the Seminis acquisition.

     o In the first nine months of 2004, we recorded a $69 million, or $0.26 per share, goodwill impairment related to our global wheat business.

     o After-tax restructuring charges in continuing operations for the nine months ended May 31, 2005, were $7 million, or $0.03 per share, compared with $57 million, or $0.21 per share, in the same period a year ago. There were no restructuring charges recorded in third quarter 2005 compared with after-tax charges in continuing operations of $7 million, or $0.03 per share, in the prior-year quarter.

     o We recorded a pretax charge of $284 million ($181 million aftertax), or $0.66 per share, associated with certain liabilities in connection with the Solutia bankruptcy in first quarter 2005 (see Note 16 -- Commitments and Contingencies).

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

     o In first quarter 2005, we recorded a deferred tax benefit of $106 million, or $0.39 per share, as a result of the loss incurred on the European wheat and barley business (see Note 8 -- Income Taxes). Of this tax benefit, $20 million was recorded in continuing operations, and $86 million was recorded in discontinued operations.

     o Net income in third quarter 2005 was $0.17 per share compared with $0.93 per share in the prior-year third quarter. Net income in the nine months ended May 31, 2005, was $1.40 per share compared with $1.15 per share in the prior-year comparable period.

Financial Condition, Liquidity, and Capital Resources -- For the first nine months of 2005, net cash provided by operations was $533 million compared with $112 million in the comparable prior-year period. Net cash required by investing activities was $1.4 billion in 2005, and net cash provided by investing activities was $60 million in 2004. As a result, our free cash flow as defined in the "Overview -- Non-GAAP Financial Measures" section of MD&A was a negative $838 million in the first nine months of 2005 compared with a positive $172 million in the same period a year ago. In first quarter 2005, we formed American Seeds, Inc. (ASI), which acquired Channel Bio Corp. (Channel Bio), and we acquired the North American canola seed businesses of Advanta Seeds (Advanta) from Advanta B.V. These acquisitions required a cash outlay of $173 million. In third quarter 2005, we completed three acquisitions: Seminis Inc. (Seminis), the Emergent Genetics cotton business (Emergent) and NC+ Hybrids Inc. (NC+ Hybrids, acquired by ASI). These acquisitions required a cash outlay of $1.3 billion. Seminis, the largest of the three, is the global leader in the vegetable and fruit seed industry. In the first nine months of 2004, we contributed $400 million toward the PCB litigation settlement.

Total debt outstanding increased $966 million between Aug. 31, 2004, and May 31, 2005, primarily because of the commercial paper we borrowed to fund the Seminis and Emergent acquisitions, which was somewhat offset by certain medium-term notes that matured and were repaid in the first nine months of 2005. Further, in March 2005, we finalized a 364-day $1.0 billion revolving credit facility to be used for general corporate purposes. In May 2005, we filed a shelf registration with the Securities and Exchange Commission (SEC) that allows us to issue up to $2.0 billion of debt, equity and hybrid offerings in the future (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). See the "Financial Condition, Liquidity, and Capital Resources" section of MD&A for a more detailed discussion of the items in this section.

Outlook -- We have evolved into a company led by its strengths in seeds and biotechnology traits as a means of delivering value to our customers. We aim to continually improve our products in order to maintain market leadership and to support near-term performance. We are focused on innovation, especially in biotechnology, which we expect to deliver through solving problems in new ways for farmers. Our current research-and-development strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed ("stacking"), and on developing pipeline products. We aspire to bring new solutions to our customers' unmet needs, for example, crops with improved oil and protein composition and with drought tolerance. Our capabilities in biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally. As a key determinant of our ability to launch new products, we have focused on aspects of the process we can control. This has resulted in programs such as the Brazil value capture system, which was launched in southern Brazil last year given the continuing uncertainty in the regulatory and legal environment. In March 2005, Brazil's President signed a biosafety bill into law which established the regulatory process for the approval of biotech crops and validated the prior approval of ROUNDUP READY soybeans, allowing it to be sold in certified seed for the first time. The implementation of our point-of-delivery payment system in the previous year laid the groundwork for capturing value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and allow Brazil to be a greater contributor to revenue in seeds and traits in the coming years.

As discussed in the previous section, we completed five acquisitions in the first nine months of 2005. Seminis is well positioned to capitalize on the fast-growing vegetable and fruit segment of the agriculture industry, and the acquisition expands our ability to grow. We aim to improve and to grow the Seminis business by applying our molecular breeding and marker capabilities to their library of vegetable and fruit germplasm. Further, the addition of Emergent completes a strategic cotton germplasm and traits platform modeled on our branded and licensing strategies for corn and soybeans. Over the next year, we plan to focus on three areas: accelerating the potential growth of these new businesses, executing our business plan, and strengthening our balance sheet.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

ROUNDUP agricultural herbicides remain the market leader. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally. The mix of our glyphosate products sold reflects the increased competitive dynamics of the marketplace.

We are required to indemnify Pharmacia for Solutia's Assumed Liabilities (defined in Note 16), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia's Assumed Liabilities. See Note 16 for further details. Accordingly, in first quarter 2005, we recorded a charge of $284 million for estimated litigation and environmental liabilities we expect to incur in connection with Solutia's bankruptcy. The charge may not reflect all potential liabilities that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process.

See the "Outlook" section of MD&A for a more detailed discussion of certain of the opportunities, challenges and risks we have identified for our business.


RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended May 31,                Nine Months Ended May 31,
                                              -------------------------------------     -------------------------------------
(Dollars in millions, except per share
  amounts)                                       2005         2004       % Change          2005        2004       % Change
-----------------------------------------------------------------------------------     -------------------------------------
Net Sales                                     $  2,042     $  1,677          22%        $  5,027    $  4,198          20%
Gross Profit                                     1,007          829          21%           2,518       2,033          24%
Operating Expenses:
  Selling, general and administrative
   expenses                                        352          285          24%             911         829          10%
  Bad-debt expense                                  15           36         (58)%             36          76         (53)%
  Research and development expenses                155          128          21%             401         369           9%
  Acquired in-process research and
   development (see Note 3)                        254           --           NM             266          --           NM
  Impairment of goodwill                            --           --           --              --          69        (100)%
  Restructuring charges -- net                      --            9        (100)%              8          66         (88)%
-----------------------------------------------------------------------------------     -------------------------------------
Total Operating Expenses                           776          458          69%           1,622       1,409          15%
-----------------------------------------------------------------------------------     -------------------------------------
Income from Operations                             231          371         (38)%            896         624          44%
  Interest expense                                  29           24          21%              78          68          15%
  Interest income                                    5            3          67%              19          15          27%
  Solutia-related expenses (see Note 16)             7           29         (76)%            300          43           NM
  Other expense -- net                              31           22          41%              73          70           4%
-----------------------------------------------------------------------------------     -------------------------------------
Income from Continuing Operations Before
  Income Taxes                                     169          299         (43)%            464         458           1%
  Income tax provision                             128           73          75%             178         155          15%
-----------------------------------------------------------------------------------     -------------------------------------
Income from Continuing Operations                   41          226         (82)%            286         303          (6)%
Discontinued Operations (see Note 18):
  Income (loss) from operations of
   discontinued businesses                           4           26         (85)%              6         (2)           NM
  Income tax benefit                                (2)          --           NM             (88)        (8)           NM
-----------------------------------------------------------------------------------     -------------------------------------
Income on Discontinued Operations                    6           26         (77)%             94           6           NM
-----------------------------------------------------------------------------------     -------------------------------------
Net Income                                    $     47     $    252         (81)%       $    380    $    309          23%
-----------------------------------------------------------------------------------     -------------------------------------
-----------------------------------------------------------------------------------     -------------------------------------
Diluted Earnings per Share:
  Income from continuing operations           $   0.15     $    0.83        (82)%       $   1.05    $   1.13          (7)%
  Income on discontinued operations               0.02          0.10        (80)%           0.35        0.02           NM
-----------------------------------------------------------------------------------     -------------------------------------
Net Income                                    $   0.17     $    0.93        (82)%       $   1.40    $   1.15          22%
-----------------------------------------------------------------------------------     -------------------------------------
-----------------------------------------------------------------------------------     -------------------------------------
NM = Not Meaningful

Effective Tax Rate                                 76%          24%                          38%         34%

Comparison as a Percent of Net Sales:
     Gross profit                                  49%          49%                          50%         48%
     Selling, general and administrative
       expenses                                    17%          17%                          18%         20%
     Research and development expenses              8%           8%                           8%          9%
     Total operating expenses                      38%          27%                          32%         34%
     Income from continuing operations
       before income taxes                          8%          18%                           9%         11%
     Net income                                     2%          15%                           8%          7%

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Third Quarter Fiscal Year 2005

--------------------------------------------------------------------------------

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:

Net sales improved 22 percent, or $365 million, in the third-quarter comparison, with 12 percent of that growth coming from our acquisitions and 10 percent from organic growth in our core business. Our 2005 acquisitions of Advanta, Channel Bio, NC+ Hybrids, Seminis and Emergent all are included in the Seeds and Genomics segment. We also experienced sales improvements in our U.S. traits, U.S. corn seed and India cotton traits in the three-month comparison. Sales in our Agricultural Productivity segment were flat in the third-quarter comparison. Sales increases in our U.S. ROUNDUP herbicides and POSILAC bovine somatotropin product offset a decline in U.S. acetanilide-based herbicide sales. For a more detailed discussion of the factors affecting the net sales comparison, see the "Seeds and Genomics Segment" and the "Agricultural Productivity Segment" sections of MD&A.

Gross profit increased 21 percent in third quarter 2005. Total company gross profit as a percent of sales was 49 percent in both three-month periods. Gross profit as a percent of sales for the Seeds and Genomics segment was 58 percent in third quarter 2005 and 59 percent in third quarter 2004. Gross profit as a percent of sales for the Agricultural Productivity segment was 40 percent in third quarter 2005 and 42 percent in third quarter 2004. See the drivers of these fluctuations in the "Seeds and Genomics Segment" and "Agricultural Productivity Segment" sections of MD&A.

Operating expenses increased 69 percent, or $318 million, in the quarter-over-quarter comparison. We wrote-off IPR&D of $254 million related to the Seminis, Emergent and NC+ Hybrids acquisitions in third quarter 2005. Higher selling, general and administrative (SG&A) expenses and research and development (R&D) expenses, primarily because of the 2005 acquisitions, also drove operating expenses higher. Operating expenses as a percent of net sales increased 11 percentage points to 38 percent in the three-month comparison.

SG&A expenses increased 24 percent, or $67 million, for the three-month comparison resulting from a variety of factors. The largest contributor was SG&A expenses related to the businesses we acquired in 2005. SG&A expense also increased because of higher accrued incentive compensation, which is commensurate with our improved operational results this year. As a percent of net sales, SG&A expenses were 17 percent in both quarterly periods.

Bad-debt expense decreased 58 percent, or $21 million, in the third-quarter comparison. In fiscal year 2004, we continued to restructure our Argentine business model and to monitor unfavorable economic and business conditions, which led to increased credit exposure. As a result, in third quarter 2004, we recorded higher bad-debt expense for exposures related to estimated uncollectible Argentine accounts receivable after performing a thorough review of our past-due trade receivables. In third quarter 2005, bad-debt expense continued to be concentrated in our Latin American business.

R&D expenses increased 21 percent, or $27 million, in third quarter 2005 compared with the same quarter a year ago. R&D expenses increased because of spending incurred by the acquired businesses and higher amortization expense related to the acquired businesses. Also, we incurred higher employee-related costs in 2005.

In third quarter 2005, we recorded charges of $254 million for the write-off of acquired IPR&D related to the acquisitions of NC+ Hybrids, Seminis and Emergent. Management believed the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

Restructuring charges -- net were recorded in third quarter 2004. Actions under our fiscal year 2004 restructuring were completed in second quarter 2005. In the prior-year quarter, we recorded charges related to this plan of $15 million within continuing operations, of which $13 million was recorded in operating expenses and $2 million in cost of goods sold. Our third quarter 2004 restructuring charges were reduced by $4 million in restructuring reversals related to our past restructuring plans. For a further discussion, see the "Restructuring" section of MD&A.

Interest expense increased $5 million in the three-month comparison primarily because of the interest paid on commercial paper to support the acquisitions in third quarter 2005 and the interest expense from the incremental Seminis debt that remained outstanding after the Seminis acquisition date (see the "Financial Condition, Liquidity, and Capital Resources" section of MD&A). We had lower

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

interest expense on Brazilian debt that matured and was paid in December 2004, which somewhat offset the increased interest expense in third quarter 2005.

Interest income increased $2 million in third quarter 2005 primarily because of interest earned on larger overnight cash deposits and short-term investments and higher interest rates on overnight deposits.

Solutia-related expenses decreased $22 million in the three-month comparison. In third quarter 2005, we recorded $7 million of legal and other expenses related to the Solutia bankruptcy. In third quarter 2004, we recorded $29 million for the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. See Note 16 for further details.

Other expense -- net increased $9 million in the quarter-over-quarter comparison. Minority interest expense increased $5 million in the three-month comparison because certain of our investments in India had sales increases in cotton traits. Net foreign-currency transaction losses (as defined in SFAS 52, Foreign Currency Translation) increased $3 million to a loss of $12 million in third quarter 2005. In third quarter 2004, we realized $4 million of other income related to a gain upon the sale of equity securities.

Income tax provision for third quarter 2005 increased 75 percent, or $55 million, compared with a decrease in income from continuing operations before income taxes of 43 percent, or $130 million. The third quarter 2005 effective tax rate was 76 percent, an increase of 52 percentage points compared with the prior-year quarter. Third quarter 2005 included nondeductible IPR&D write-offs related to our acquisitions of Seminis, Emergent and NC+ Hybrids of $254 million, increasing our effective tax rate by 46 percentage points. Third quarter 2004 included a favorable adjustment resulting from a settlement with the Internal Revenue Service (IRS). Without these adjustments, our effective tax rate would have been slightly higher in the current-year quarter. This increase was primarily related to the geographic mix of earnings projected for fiscal 2005 compared with those in fiscal year 2004.

The factors above explain the $185 million decline in income from continuing operations. In third quarter 2005, we recorded income on discontinued operations of $2 million related to the environmental technologies businesses. We also reversed a valuation allowance associated in part with the deferred tax benefit related to the European wheat and barley business that was recorded in first quarter 2005. The reversal of $4 million in third quarter 2005 resulted from a realignment of our domestic operations.

In third quarter 2004, we recorded income on discontinued operations of $3 million related to the environmental technologies businesses and recorded an aftertax gain of $23 million related to the European wheat and barley business. In first quarter 2004, we recorded a loss on disposal of $26 million pretax for the intangible assets related to the European wheat and barley business based upon our initial estimate of the sales proceeds from the sale of the business and employee termination costs. In third quarter 2004, a definitive agreement for the divestiture of the European wheat and barley business was reached, and in fourth quarter 2004 the sale was finalized. We were able to obtain a higher value for the wheat and barley business and related assets that were previously written down in the first quarter of 2004. SFAS 144 requires a company to adjust the fair value of assets held for sale to reflect the anticipated sales proceeds in the valuation of its assets, but not in excess of the assets' pre-write down book value. Accordingly in third quarter 2004, we adjusted the value of the European wheat and barley assets by $25 million pretax because of higher than anticipated sales proceeds and lower than expected employee termination costs. The tax treatment of these adjustments was different for the first and third quarters of 2004. The write down of the European wheat and barley intangible assets in the first quarter of 2004 was tax effected. Since the assets originally had no tax basis, the previously recorded deferred tax liability was reversed with the first quarter 2004 write down. The third quarter 2004 increase in intangible assets was not tax effected because, based on then current valuation information, these assets have been reassessed and the revised tax basis approximately equals the adjusted book basis. Restructuring expenses recorded in discontinued operations were less than $1 million for third quarter 2004. See Note 18 -- Discontinued Operations -- for further details.


Nine Months Ended May 31, 2005

--------------------------------------------------------------------------------

The following explanations discuss the significant components of our results of operations that affected the comparison of the nine months ended May 31, 2005, with the nine months ended May 31, 2004:

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Net sales increased 20 percent, or $829 million, in the nine-month comparison, with 6 percent of that growth coming from our acquisitions and 14 percent from organic growth in our core business. Net sales of our Seeds and Genomics segment improved 38 percent, or $744 million, and net sales of our Agricultural Productivity segment improved 4 percent, or $85 million. For a more detailed discussion of the factors affecting the net sales comparison, see the "Overview -- Executive Summary," the "Seeds and Genomics Segment" and the "Agricultural Productivity Segment" sections of MD&A.

Gross profit increased 24 percent in the nine-month comparison. Total company gross profit as a percent of sales improved 2 percentage points to 50 percent, which was attributable to the Seeds and Genomics segment. In the first nine months of 2005, the Seeds and Genomics segment represented 54 percent of total company net sales and 66 percent of total company gross profit. See the "Seeds and Genomics Segment" section of MD&A for the details. Gross profit as a percent of sales for the Agricultural Productivity segment declined 1 percentage point to 37 percent in the nine-month comparison.

Operating expenses increased 15 percent, or $213 million, in the first nine months of 2005 from the prior-year comparable period primarily because of the $266 million IPR&D write-off in 2005 and higher SG&A expenses associated with the acquired businesses. Offsetting these increases were the global wheat goodwill impairment, higher restructuring charges and higher bad-debt expense in 2004.

SG&A expenses increased 10 percent, or $82 million, in the nine-month comparison. The largest driver was the SG&A expenses for the acquired businesses. Also, higher commission expense for our lawn-and-garden herbicide products as a result of increased net sales for the nine-month comparison and higher accrued incentive compensation contributed to the SG&A expense increase. As a percent of net sales, SG&A expenses decreased 2 percentage points to 18 percent in the first nine months of 2005 primarily because of 2005 cost savings in the United States and Europe as a result of restructuring charges in fiscal year 2004. The European cost savings related to prior-year restructuring actions were nearly offset by the effect of exchange rates on European SG&A expenses in the first nine months of 2005.

Bad-debt expense decreased $40 million, or 53 percent, in the nine-month comparison. See the explanation for this line item discussed in the "Results of Operations -- Third Quarter Fiscal Year 2005" section of MD&A. This explanation for the third quarter comparison is also applicable to the nine-month comparison.

R&D expenses increased 9 percent, or $32 million, in the first nine months of 2005 from the same period a year ago. This increase is consistent with the third-quarter comparison (see "Results of Operations -- Third Quarter Fiscal Year 2005" in MD&A). As a percent of net sales, R&D expenses decreased 1 percentage point to 8 percent in the first nine months of 2005.

In first quarter 2005, we recorded charges of $12 million for the write-off of acquired IPR&D from the Advanta and Channel Bio acquisitions. We wrote off acquired IPR&D of $254 million in third quarter 2005 for the Seminis, Emergent and NC+ Hybrids acquisitions.

In first quarter 2004, we recognized a $69 million noncash goodwill impairment related to our global wheat business. Our decision to exit the European wheat and barley business required us to re-evaluate the goodwill related to the wheat reporting unit for impairment. See Note 7 -- Goodwill and Other Intangible Assets -- for additional information.

Restructuring charges -- net were recorded in both nine-month periods. We recorded $8 million of restructuring charges in the first nine months of 2005 to complete the restructuring actions under our fiscal year 2004 restructuring plan. In the prior-year nine months, we began recording charges related to our fiscal year 2004 restructuring plan, with $91 million recorded within continuing operations ($19 million was recorded in cost of goods sold). The restructuring charges recorded in the first nine months of 2004 were reduced by $6 million in restructuring reversals related to our past restructuring plans. For a further discussion, see the "Restructuring" section of MD&A.

Interest expense increased 15 percent, or $10 million, in the nine-month comparison. We borrowed over $1.3 billion in commercial paper in third quarter 2005, which resulted in higher interest expense. In third quarter 2005, we also recorded higher interest expense from the incremental Seminis debt that remained outstanding after the Seminis acquisition date. In the first nine months of 2005, interest expense of $3 million was recognized for the accretion of the discount on the Solutia-related reserve established in first quarter 2005. Interest incurred on liabilities unrelated to debt was offset by lower interest expense on Brazilian debt, which matured in December 2004.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Interest income increased $4 million in the 2005 nine month period primarily because of interest earned on larger overnight cash deposits and short-term investments and higher interest rates on overnight deposits.

We recorded Solutia-related expenses of $300 million in the first nine months of 2005 and $43 million in the comparable prior-year period. In first quarter 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge was based on the best estimates by our management with input from our legal and other outside advisors. Discussions between and among the various parties involved in the Solutia bankruptcy will continue for some time, and a formal reorganization plan must ultimately be affirmed by several constituencies and the bankruptcy court. We believe that this charge, based on what is known at the time of filing this report, represents the estimated discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, actual costs to the company may be materially different from this estimate. Also, in the first nine months of 2005, we recorded $16 million of legal and other expenses related to the Solutia bankruptcy. In the first nine months of 2004, we recorded $43 million for the advancement of funds to pay for Solutia's Assumed Liabilities in light of Solutia's refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. See Note 16 -- Commitments and Contingencies -- for further details and for information regarding an agreement in principle reached with Monsanto, Solutia and the Official Committee of Unsecured Creditors for a proposal for Solutia's reogranization.

Other expense -- net increased $3 million in the first nine months of 2005. In first quarter 2005, we established a $15 million reserve for litigation, which was paid out in second quarter 2005. Net foreign-currency transaction losses (as defined in SFAS 52, Foreign Currency Translation) decreased $7 million to $16 million. Our equity affiliate expense, primarily related to Renessen, decreased $6 million to $20 million in the first nine months of 2005 because of lower payroll costs as a result of a prior-year reorganization, and improved cost management.

Income tax provision for the first nine months of 2005 increased 15 percent to $178 million, compared with a 1 percent increase in pretax earnings. The effective tax rate for the current period was 38 percent, an increase of 4 percentage points versus the prior-year period. This difference was the result of the following items:

     o Nondeductible IPR&D charges for the current-year acquisitions were recorded in the first nine months of 2005.
     o A tax benefit of $20 million was recorded in continuing operations in 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 8).
     o The goodwill impairment of $69 million in fiscal year 2004 was not deductible for tax purposes.
     o The first nine months of 2004 included two adjustments for valuation allowances against our deferred tax assets, establishing a valuation allowance of $102 million in Argentina and reversing the previously existing valuation allowance of $90 million in Brazil.
     o The prior year period included a favorable adjustment resulting from a settlement with the IRS.
     o The effective tax rate for 2005 was affected by the $284 million Solutia-related charge ($181 million aftertax).

Without these items, our effective tax rate would have been comparable to the prior-year period.

The factors above explain the change in income from continuing operations. In the first nine months of 2005, we recorded income on discontinued operations of $94 million. As discussed in Note 8, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.39 per share, in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill impairment related to our global wheat business recorded in continuing operations in fiscal year 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses. We generated after-tax income of $4 million and $5 million in the nine months ended May 31, 2005, and May 31, 2004, respectively, related to the environmental technologies businesses.

In the first nine months of 2004, we incurred an after-tax gain of $1 million related to the European wheat and barley business and the plant-made pharmaceuticals program. We recorded pre-tax restructuring charges of $9 million in discontinued operations in the first nine months of 2004 related to these businesses (see Note 4). Despite a pre-tax loss from discontinued operations of $9 million, we recorded an income tax benefit of $10 million in the first nine months of 2004. See "Results of Operations -- Third Quarter Fiscal Year 2005" for a discussion of the tax treatment associated with the European wheat and barley business.

SEEDS AND GENOMICS SEGMENT

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended May 31,                Nine Months Ended May 31,
                                              ------------------------------------    ---------------------------------------
 (Dollars in millions)                           2005        2004      % Change          2005         2004        % Change
----------------------------------------------------------------------------------    ---------------------------------------
Net Sales
  Corn seed and traits                        $    431    $    298        45%         $  1,305     $    975         34%
  Soybean seed and traits                          204         166        23%              827          655         26%
  Vegetable and fruit seed                          87          --        NM                87           --          NM
  All other crops seeds and traits                 336         233        44%              489          334         46%
----------------------------------------------------------------------------------    ---------------------------------------
Total Net Sales                               $  1,058    $    697        52%         $  2,708     $  1,964         38%
----------------------------------------------------------------------------------    ---------------------------------------
----------------------------------------------------------------------------------    ---------------------------------------
Gross Profit
  Corn seed and traits                        $    215    $    166        30%         $    751     $    578         30%
  Soybean seed and traits                          115          77        49%              564          400         41%
  Vegetable and fruit seed                          42          --        NM                42           --          NM
  All other crops seeds and traits                 240         171        40%              313          211         48%
----------------------------------------------------------------------------------    ---------------------------------------
Total Gross Profit(1)                         $    612    $    414        48%         $  1,670     $  1,189         40%
----------------------------------------------------------------------------------    ---------------------------------------
----------------------------------------------------------------------------------    ---------------------------------------
EBIT(2)                                       $      4    $    183       (98)%        $    511     $    332         54%
----------------------------------------------------------------------------------    ---------------------------------------

 NM = Not Meaningful

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 4 -- Restructuring and "Restructuring" in MD&A for further details.
(2) EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis and not at the segment level. See
     Note 17 -- Segment Information and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.

Seeds and Genomics Financial Performance -- Third Quarter Fiscal Year 2005

--------------------------------------------------------------------------------

Net sales in the third-quarter comparison increased 52 percent, with 29 percent of that growth coming from our acquisitions and 23 percent from organic growth in our core business. In fiscal year 2005, we formed ASI, which acquired Channel Bio and NC+ Hybrids, and we acquired Advanta, Seminis and Emergent, all of which were added to the results of the Seeds and Genomics segment. See the "Capital Resources and Liquidity" section of MD&A for more details on our acquisitions, including the acquisition completion dates and products acquired.

Net sales of corn seed and traits increased 45 percent, or $133 million, in the quarter-over-quarter comparison. Organic growth resulted from improved sales of corn seed and traits in the United States. Sales volume and, to a lesser extent, average net selling prices increased for our branded corn seed. Based on order and shipping patterns, we expect our market share to increase in our branded U.S. corn business in fiscal year 2005 compared with fiscal year 2004. The average net selling price for our U.S. branded corn seed increased because a higher percentage of sales had seed treatments that commanded higher selling prices, and because of an improved product mix. Both branded and licensed corn traits in the United States increased because of a fiscal year 2005 increase in ROUNDUP READY corn trait pricing and a favorable product mix as a result of new trait combinations and growth in stacked traits. Sales volumes of our corn traits were driven by increased penetration and the market share gain in our branded corn seed business. Sales from the ASI acquisitions of Channel Bio and NC+ Hybrids represented slightly under half of the growth in corn seed and traits sales.

Overall gross profit as a percent of sales for corn seed and traits decreased 6 percentage points to 50 percent in the quarter-over-quarter comparison primarily because of timing differences in adjustments to standard cost per unit in third quarter 2005 compared with the same period in 2004 for our branded corn seed in the United States. In the prior-year quarter, we recorded a year-to-date adjustment to lower our standard cost because of a higher production yield. Our

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

U.S. corn seed unit cost in the nine-month comparison was slightly higher; however, the impact on gross profit as a percent of sales was much less significant than the three-month comparison. To a lesser extent, the amortization of inventory step-up for the NC+ Hybrids acquisition and higher corn seed obsolescence charges in Brazil contributed to the decline in third quarter 2005 gross profit as a percent of sales for corn seed and traits. An inventory step-up is a purchase accounting treatment that requires us to write-up seed inventory to its market value at the time the acquisition is completed. Until the acquired inventory is sold, we earn less gross profit on our corn seed sales for the acquired business. As of May 31, 2005, all NC+ Hybrids inventory on hand at the date of the acquisition has been sold; therefore, we do not expect an inventory step-up impact on gross profit for NC+ Hybrids in future quarters.

Soybean seed and trait net sales increased 23 percent, or $38 million, in third quarter 2005. This sales increase was driven by the fiscal year 2005 price increase for ROUNDUP READY soybean traits in the United States, which resulted in both higher branded trait revenues and trait royalties from licensees, and the Channel Bio acquisition. The price increase was also the primary contributor to the 10 percentage point increase in soybean seed and trait gross profit as a percent of sales in the third-quarter comparison.

Vegetable and fruit seed contributed sales of $87 million to our third-quarter 2005 results. Sales for the Seminis acquisition were recorded from the date of acquisition, March 23, 2005, in this line item.

All other crops seed and trait net sales increased 44 percent, or $103 million, in the current-year quarter primarily because of higher cotton seed and trait sales in the United States and, to a lesser extent, in India, and the acquisitions of Emergent and Advanta. Sales of cotton traits in the United States increased because of a 2005 price increase for ROUNDUP READY cotton traits and improved mix with a higher percentage of sales consisting of stacked traits. Lower U.S. cotton trait volume somewhat offset these increases. Sales of BOLLGARD traits began in third quarter in India, and orders were strong resulting in increased cotton trait penetration. Also, new cotton hybrids in
India contributed to the sales increase. Our 2005 acquisitions were a substantial contributor to the 44 percent net sales increase in all other crops seed and trait net sales.

EBIT for the Seeds and Genomics segment decreased $179 million in the quarter-over-quarter comparison. The IPR&D write off that resulted from the Seminis, Emergent and NC+ Hybrid acquisitions negatively impacted EBIT by $254 million in third quarter 2005. SG&A expenses increased in the third-quarter comparison for this segment primarily as a result of the acquisitions. R&D expenses also increased because of higher employee-related costs and spending related to the acquired businesses. The sales increases and associated gross profit impact discussed throughout this section resulted in $198 million higher gross profit in third quarter 2005, which somewhat offset the increase in operating expenses. Gross profit as a percent of sales declined 1 percentage point to 58 percent in third quarter 2005 primarily because of the higher unit cost of U.S. corn seed, amortization of inventory step-up for the NC+ Hybrids acquisition and higher corn seed obsolescence charges in Brazil, which were somewhat offset by the price increase of U.S. ROUNDUP READY soybean traits. To a lesser extent, the amortization of the inventory step-up for the Seminis and Emergent acquisitions also lowered gross profit as a percent of sales for this segment. The amortization of the Seminis and Emergent inventory step-up will continue to be recorded in fourth quarter 2005, and Seminis will continue in fiscal year 2006.

Seeds and Genomics Financial Performance -- Nine Months Ended May 31, 2005

--------------------------------------------------------------------------------

Net sales in the nine-month comparison increased 38 percent, with 12 percent of that growth coming from our acquisitions and 26 percent from organic growth in our core business. In the nine-month comparison, approximately 4 percent of the sales growth from acquisitions was contributed by our acquisition of the Seminis vegetable and fruit seed business. The remaining sales growth from acquisitions is discussed below.

Net sales of corn seed and traits increased 34 percent, or $330 million, in the nine months ended May 31, 2005. This sales growth was fueled by corn seed and traits in the United States and corn seed in the Europe-Africa region. See the "Seeds and Genomics Financial Performance -- Third Quarter Fiscal Year 2005" section of MD&A for the drivers of the U.S. corn seed and traits increase. The ASI acquisitions of Channel Bio and NC+ Hybrids represented slightly under one-fourth of the U.S. corn seed and trait sales increase. Corn seed sales in the Europe-Africa region increased in the nine-month comparison because of stronger market performance, including expected market share gains in several countries, and favorable exchange rates. Also, corn seed sales in South Africa increased because of timing. The sales timing was a shift in sales volume from fourth quarter 2004 to first quarter 2005 versus sales recorded in the comparable prior-year periods.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Soybean seed and trait net sales increased 26 percent, or $172 million, in the nine-month comparison. The primary driver of the sales increase was the U.S. 2005 price increase for ROUNDUP READY soybean traits and, to a lesser extent, the acquisition of Channel Bio. Gross profit as a percent of sales for soybean seed and traits improved 7 percentage points to 68 percent in the nine-month comparison primarily because of the U.S. ROUNDUP READY soybean traits price increase.

All other crops seed and trait net sales increased 46 percent, or $155 million, in the nine months ended May 31, 2005, compared with the same period a year ago primarily because of higher cotton seed and trait sales in the United States,
Australia and India, and, to a lesser extent, the Advanta and Emergent acquisitions. Sales of U.S. cotton traits increased because of a 2005 price increase for ROUNDUP READY cotton traits and improved mix consisting of more stacked traits. Lower U.S. cotton trait volume somewhat offset these increases. In the nine-month Australian comparison, trait penetration, planted cotton hectares and trait pricing all increased. The market penetration of our cotton traits doubled in the nine-month comparison. In addition, in the first nine months of 2005, BOLLGARD II cotton traits, our first second-generation biotechnology product, comprised all of our insect-protected trait acreage in Australia, whereas in 2004, in its introductory year, it was half of the insect-protected trait acreage. Prior to BOLLGARD II cotton approval, the Australian government had restricted cotton plantings with a single Bt gene trait to a maximum 30 percent of the country's total cotton plantings. The combination of removing this cap on biotechnology cotton plantings, increased farmer experience and acceptance of our BOLLGARD II cotton traits, an increased number of hectares planted and a higher availability of product supply in 2005 resulted in the increased cotton trait penetration. In the first nine months of 2005, cotton hectares planted increased substantially compared with the same period in 2004 when drought weather conditions and the related lack of available water for irrigation lowered hectares planted. We also increased the price of our BOLLGARD II cotton traits in 2005. Sales in India improved in the first nine months of 2005 because of increased cotton trait penetration and new cotton hybrids.

EBIT for the Seeds and Genomics segment increased 54 percent, or $179 million, in the nine-month comparison. The sales increases and associated gross profit improvements discussed in this section resulted in $481 million higher gross profit in the first nine months of 2005, which contributed significantly toward the EBIT improvement. Gross profit as a percent of sales improved 1 percentage point to 62 percent in the nine-month comparison. This improvement was primarily driven by the 2005 price increases for our ROUNDUP READY traits in the United States, and increased trait penetration and growth of stacked traits, particularly in U.S. corn. Total operating expenses increased $310 million primarily because of the $266 million IPR&D write-off and, to a lesser extent, higher SG&A expenses related to the acquired businesses, and R&D expenses related to higher employee-related expenses and spending related to the acquisitions. Operating expenses were lower in 2005 because of the $69 million goodwill impairment and higher restructuring expenses that were recorded in 2004.

AGRICULTURAL PRODUCTIVITY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended May 31,                Nine Months Ended May 31,
                                              -------------------------------------     -------------------------------------
 (Dollars in millions)                           2005         2004       % Change          2005        2004       % Change
-----------------------------------------------------------------------------------     -------------------------------------
Net Sales
ROUNDUP and other glyphosate-based
  herbicides                                  $    628     $    600           5%        $  1,547    $  1,407          10%
All other agricultural productivity products       356          380          (6)%            772        827           (7)%
-----------------------------------------------------------------------------------     -------------------------------------
Total Net Sales                               $    984     $    980           --%       $  2,319    $  2,234           4%
-----------------------------------------------------------------------------------     -------------------------------------
-----------------------------------------------------------------------------------     -------------------------------------
Gross Profit
ROUNDUP and other glyphosate-based
  herbicides                                  $    244     $    235           4%        $    535    $    489           9%
All other agricultural productivity products       151          180         (16)%            313         355         (12)%
-----------------------------------------------------------------------------------     -------------------------------------
Total Gross Profit(1)                         $    395     $    415          (5)%       $    848    $    844           --%
-----------------------------------------------------------------------------------     -------------------------------------
-----------------------------------------------------------------------------------     -------------------------------------
EBIT(2)                                       $    193     $    163          18%        $     18    $    177         (90)%
-----------------------------------------------------------------------------------     -------------------------------------

(1) Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 4 -- Restructuring and "Restructuring" in MD&A for further details.
(2) EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis and not at the segment level. See
     Note 17 -- Segment Information and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.


Agricultural Productivity Financial Performance--Third Quarter Fiscal Year 2005

--------------------------------------------------------------------------------

In the quarter-over-quarter comparison, net sales of ROUNDUP and other glyphosate-based herbicides increased 5 percent, or $28 million, primarily because the timing of sales in the United States. Sales of our U.S. ROUNDUP herbicides occurred earlier in the second half of fiscal 2005 compared with the same period a year ago. U.S. sales volume also shifted to our mid-tier ROUNDUP

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

ORIGINAL MAX product from our lower-priced branded and non-branded products and our high-tier ROUNDUP WEATHERMAX product. In the third-quarter comparison, our worldwide sales volumes of ROUNDUP and other glyphosate-based herbicides decreased less than 1 percent.

Lower quarter-over-quarter sales of acetanilide-based herbicides were the primary contributor to the 6 percent, or $24 million, sales decline in all other agricultural productivity products. Both the price and volume of our acetanilide-based herbicides in the United States decreased significantly because of a decline in the total market size, market share loss and a change in market approach. The declining market for our acetanilide-based herbicides is correlated to the increase in ROUNDUP READY corn acres, which typically require lower selective herbicide usage.

Sales of POSILAC and lawn-and-garden herbicides improved and somewhat offset the decline in acetanilide-based herbicide sales. In second quarter 2004, we notified our customers that supplies of POSILAC would be temporarily limited because of a combination of factors, including our supplier's need to make corrections and improvements at its manufacturing facility in Austria. See the "Outlook -- Agricultural Productivity" section in MD&A for background on the POSILAC product allocation. In second quarter 2005, and again in third quarter 2005, we were able to increase the number of doses allocated among our customers, which resulted in improved sales in the third-quarter comparison. In the third-quarter comparison, sales of our U.S. lawn-and-garden herbicides improved because of the introduction of ROUNDUP Extended Control, a new product that offers weed and grass control, and prevention for up to three months.

EBIT for the Agricultural Productivity segment increased $30 million in third quarter 2005. Operating expenses for the Agricultural Productivity segment declined approximately $28 million primarily because of lower Argentine bad-debt expense and restructuring expenses. Also, we recorded lower Solutia-related expenses of $22 million in third quarter 2005 compared with the prior-year quarter. The Agricultural Productivity segment gross profit decreased $20 million in the third-quarter comparison. Gross profit as a percentage of sales declined 2 percentage points to 40 percent primarily because of the significant decline in average net selling price for our U.S. acetanilide-based herbicides and, to a lesser extent, higher POSILAC cost of goods sold (COGS). POSILAC COGS increased because of higher volumes and an increase in the standard unit cost due to mix, unfavorable volume variances due to bulk powder inventory management, and a one-time bulk powder inventory valuation reserve recorded in third quarter 2005.


Agricultural  Productivity  Financial  Performance  -- Nine Months Ended May 31,
2005

--------------------------------------------------------------------------------

Net sales of ROUNDUP and other glyphosate-based herbicides increased 10 percent, or $140 million, in the nine-month comparison. Our sales volume of ROUNDUP and other glyphosate-based herbicides increased 9 percent. The average net selling price was favorable for the majority of world areas excluding the United States. In fiscal year 2005, the supply of generic glyphosate from China continued to grow somewhat, but because of major energy and raw material shortages, it was generally supplied at higher prices. The tight supply and higher Chinese prices provided greater pricing flexibility outside of the United States to everyone in the industry. Recently, the Chinese price has softened from the strength we observed earlier in 2005 and has begun to somewhat decline; however, it remains above the average price in fiscal year 2004.

Sales of ROUNDUP and other glyphosate-based herbicides experienced the largest increases in Europe, Brazil and to global supply customers, but were somewhat offset by a sales decline in the United States. Sales of ROUNDUP and other glyphosate-based herbicides increased in Europe primarily because of favorable foreign exchange rates and favorable weather conditions, most notably in France, in 2005 compared with 2004. Sales volumes of ROUNDUP herbicides in Brazil increased in 2005 because of lower distribution channel inventory levels and overall market growth. We began fiscal year 2005 with lower levels of ROUNDUP herbicides in the distribution channel in Brazil versus the comparable prior year. In the nine-month comparison, there was overall growth in the Brazilian glyphosate market driven by increased soybean acreage and increased soybean pre-harvest application. Further, the favorable effect of the Brazilian real exchange rate contributed to the ROUNDUP herbicide sales increase. Sales from our global supply customers also increased in the nine-month comparison because of higher volume and average net selling prices attributable to several supply customers.

Sales of ROUNDUP herbicides in the United States decreased in the nine-month comparison primarily because of a shift of sales volume to our lower-priced branded and non-branded products. The market for ROUNDUP herbicides in the United States continues to move from our high-tier ROUNDUP WEATHERMAX product to our mid-tier ROUNDUP ORIGINAL MAX product. The average net selling price of ROUNDUP herbicides also decreased as a result of the shift in product mix and, to a lesser extent, a price decrease that was taken in August 2004 for certain mid-tier branded products. We expect the fiscal year 2005 mix to continue to be

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

unfavorable compared with the mix of our products in fiscal year 2004 and the average net selling price of ROUNDUP herbicides to be slightly lower in 2005. In fourth quarter 2005, we see an opportunity for some additional working capital reductions related to our ROUNDUP agricultural business in the United States to optimize our working capital and adjust to current market conditions, which could result in lower year-over-year fourth quarter sales.

Sales of all other agricultural productivity products decreased 7 percent, or $55 million, which was primarily attributable to lower sales of acetanilide-based herbicides and other selective herbicides. Sales of our U.S. acetanilide-based herbicides decreased because of a decline in the total market size, market share loss and a change in our market approach. Other selective herbicide sales declined primarily because of portfolio rationalization in Argentina.

These declines were somewhat mitigated by growth in our lawn-and-garden herbicide products. Sales of our lawn-and-garden herbicides in the United States improved in the nine-month comparison primarily because of the introduction of ROUNDUP Extended Control and strong early season sales to retailers in 2005. Lawn-and-garden herbicide sales also improved in Europe because of the favorable effect of foreign exchange rates.

EBIT for this segment decreased $159 million in the nine-month comparison. The largest driver was the $284 million Solutia-related charge recorded in first quarter 2005. Gross profit as a percent of sales declined 1 percentage point to 37 percent in the nine months ended May 31, 2005, primarily because of the average net selling price decline of our U.S. acetanilide-based herbicides. Operating expenses declined $97 million primarily because of lower Argentine bad-debt expense and restructuring expenses in the first nine months of 2005.

Our Agreement with Scotts

In 1998, Pharmacia (f/k/a Monsanto Company) entered into an agency and marketing agreement with The Scotts Miracle-Gro Company (f/k/a The Scotts Company) (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to us in connection with our separation from Pharmacia. Scotts acts as our principal agent to market and distribute our lawn-and-garden herbicide products. The agreement has an indefinite term except for certain countries in the European Union, where the agreement related to those countries terminates on Sept. 30, 2008, and may be extended for up to 10 years by the mutual agreement of both parties. Under the agreement, beginning in the fourth quarter of 1998, Scotts is obligated to pay us a $20 million fixed fee each year for the length of the contract to defray costs associated with the lawn-and-garden herbicide business (the annual payment). We record the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates. Of the total fixed fee that was owed for the first three years of the agreement, Scotts deferred $40 million and is contractually required to repay this amount in full, with interest. We are accruing interest on the deferred amounts owed by Scotts monthly and including it in interest income. Beginning in program year 2003 (program year is defined as October 1 to September 30), Scotts began paying these deferred amounts ($5 million per year for both the deferred portion of the fixed fee and interest in monthly installments). In addition, if certain earnings thresholds are achieved, starting with program year 2001, recovery of the deferred amount is accelerated through additional payments. The total amount owed by Scotts, including accrued interest, was $46 million as of May 31, 2005, and $49 million as of Aug. 31, 2004.

We are obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds that vary by program year. The commission due to Scotts is accrued monthly and included in SG&A expenses. The commission expense included in SG&A expenses was $27 million and $51 million for the three months and nine months ended May 31, 2005, respectively, and $25 million and $41 million for the three months and nine months ended May 31, 2004, respectively (amounts are not net of any payments received from Scotts).

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

RESTRUCTURING

--------------------------------------------------------------------------------

Our results include restructuring activities that significantly affected net income. Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,       Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2005          2004             2005          2004
----------------------------------------------------------------------------------------------    ---------------------------
Cost of Goods Sold                                                 $      --      $     (2)        $      --      $    (19)
Impairment of Goodwill                                                    --             --               --           (69)
Restructuring Charges -- Net(1, 2)                                        --            (9)              (8)           (66)
----------------------------------------------------------------------------------------------    ---------------------------
Loss from Continuing Operations Before Income Taxes                       --           (11)              (8)          (154)
Income Tax Benefit(3)                                                     --             4               21             28
----------------------------------------------------------------------------------------------    ---------------------------
Income (Loss) from Continuing Operations                                  --            (7)              13           (126)
Income (Loss) from Operations of Discontinued Businesses(4)               --            25               --             (9)
Income Tax Benefit                                                        --             --              --             10
----------------------------------------------------------------------------------------------    ---------------------------
Income on Discontinued Operations                                         --            25                --             1
----------------------------------------------------------------------------------------------    ---------------------------
Net Income (Loss)                                                  $      --      $     18         $     13       $   (125)
----------------------------------------------------------------------------------------------    ---------------------------
----------------------------------------------------------------------------------------------    ---------------------------

(1) The $8 million of restructuring charges for the nine months ended May 31, 2005, was split by segment as follows: $7 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment.
(2) The restructuring charges for the three months and nine months ended May 31, 2004, were offset by $4 million and $6 million, respectively, in restructuring reversals related to the 2000 restructuring plan.
(3) The $21 million of income tax benefit for the nine months ended May 31, 2005, includes $20 million related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.
(4) The three months and nine months ended May 31, 2004, contain restructuring charges related to discontinued businesses (see Note 18 -- Discontinued Operations). These restructuring charges were recorded in discontinued operations.

Fiscal Year 2004 Restructuring Plan: In October 2003, we announced plans to continue to reduce costs primarily associated with our agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with our ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business (see Note 7 -- Goodwill and Other Intangible Assets). In the nine months ended May 31, 2005, we incurred charges of $8 million pretax ($7 million aftertax) to complete the restructuring actions under this plan. No further actions are planned in 2005 related to this plan. We followed the accounting guidance in SFAS 88, SFAS 144 and SFAS 146 to record these actions (these accounting standards are defined in Notes 1 and 4 to the consolidated financial statements). See Note 4 -- Restructuring -- for the roll forward of the liability related to this plan from Sept. 1, 2004, to May 31, 2005.

In the nine months ended May 31, 2005, pre-tax restructuring charges of $7 million were related to the Seeds and Genomics segment and included impairments incurred as a result of office closures and asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on revised estimates of losses on dispositions of certain facilities in these countries. We also incurred pre-tax restructuring charges of $1 million related to the Agricultural Productivity segment in the nine months ended May 31, 2005.

In first quarter 2005, we recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is included in the table above. See Note 18 and the "Results of Operations" section of MD&A for a further discussion of the $86 million tax benefit recorded in discontinued operations.

Third quarter fiscal year 2004 pre-tax restructuring activity was comprised of income of $23 million related to the Seeds and Genomics segment (charges of $2 million in continuing operations and income of $25 million in discontinued operations) and charges of $13 million related to the Agricultural Productivity segment. The activity included charges of $13 million pretax related to work force reductions and income of $23 million pretax related to an increase in the value of European wheat and barley business upon sale of the business and the

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

resulting increase in its assets that were previously written down in the first quarter of 2004. In the first nine months of 2004, pre-tax charges of $100 million were comprised of $44 million related to the Seeds and Genomics segment ($35 million in continuing operations and $9 million in discontinued operations) and $56 million related to the Agricultural Productivity segment. These charges included $59 million pretax related to work force reductions, $39 million pretax in asset impairments (excluding the $69 million impairment of goodwill), and $2 million pretax in costs associated with facility closures.

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


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

Working Capital and Financial Condition

----------------------------------------------------------------------------------------------------------------------------
                                                                                   As of          As of             As of
                                                                                  May 31,        May 31,           Aug. 31,
                                                                                ---------------------------     ------------
(Dollars in millions, except current ratio)                                         2005          2004             2004
-----------------------------------------------------------------------------------------------------------     ------------
Cash and Cash Equivalents                                                       $    467      $    327          $  1,037
Short-Term Investments                                                               --             --               300
Trade Receivables -- Net                                                           2,776         2,715             1,663
Inventories                                                                        1,683         1,196             1,154
Other Current Assets(1)                                                              936           762               777
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Assets                                                            $  5,862      $  5,000          $  4,931
-----------------------------------------------------------------------------------------------------------     ------------
Short-Term Debt                                                                 $  1,412      $    401          $    433
Accounts Payable                                                                     392           333               326
Accrued Liabilities(2)                                                             1,740         1,087             1,135
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Liabilities                                                       $  3,544      $  1,821          $  1,894
-----------------------------------------------------------------------------------------------------------     ------------
Working Capital(3)                                                              $  2,318      $  3,179          $  3,037
Current Ratio(3)                                                                  1.65:1        2.75:1            2.60:1
-----------------------------------------------------------------------------------------------------------     ------------
-----------------------------------------------------------------------------------------------------------     ------------

(1) Includes miscellaneous receivables, current deferred tax assets, assets of discontinued operations (only as of May 31, 2005) and other current assets.
(2) Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower accruals, liabilities of discontinued operations (only as of May 31, 2005) and miscellaneous short-term accruals.
(3) Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

May 31, 2005, compared with Aug. 31, 2004: Working capital decreased $719 million because of the following factors:

     o Short-term debt increased $979 million because of the commercial paper borrowings to fund the Seminis and Emergent acquisitions.

     o Cash and cash equivalents declined $570 million because we used cash on hand to fund the Seminis and Emergent acquisitions and for the tender offer to purchase the Seminis Senior Subordinated Notes (see "Capital Resources and Liquidity") in third quarter 2005.

     o We had no short-term investments as of May 31, 2005, compared with short-term securities of $300 million as of Aug. 31, 2004.

     o Accrued liabilities increased $605 million primarily because of higher current liabilities of approximately $194 million associated with our acquisitions as of May 31, 2005, and an increase in income taxes payable.

The decreases to working capital as of May 31, 2005, compared with Aug. 31, 2004, were offset by these factors:

     o Net trade receivables increased $1.1 billion primarily because of the seasonality of our business and, to a lesser extent, trade receivables from our acquisitions of approximately $253 million. A large amount of

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

          the trade receivables balance as of May 31, 2005, represented sales of our Agricultural Productivity products in the United States, which will become due in fourth quarter 2005.

     o Inventory increased $529 million primarily because of $433 million of higher inventory as a result of the 2005 acquisitions.

May 31, 2005, compared with May 31, 2004: Working capital decreased $879 million because of the following factors:

     o Short-term debt increased $1.0 billion because of the commercial paper borrowings to fund the Seminis and Emergent acquisitions.

     o Accrued liabilities increased $653 million. The current tax liability increased significantly between May 31, 2004, and May 31, 2005, primarily because the tax benefit related to the PCB litigation settlement was carried as a reduction in the tax liability balance until Aug. 31, 2004. The PCB litigation settlement became deductible in September 2003 when we funded the PCB litigation settlement. We also had higher current liabilities associated with our acquisitions.

The decreases to working capital as of May 31, 2005, compared with May 31, 2004, were offset by an increase in inventory of $487 million primarily because of higher inventory from the 2005 acquisitions.

Customer Financing Programs: Monsanto refers certain of its interested U.S. customers to a third-party specialty lender that makes loans directly to Monsanto's customers. This revolving financing program of up to $500 million allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations, and allows us to reduce our reliance on commercial paper borrowings. We received $169 million during the nine months ended May 31, 2005, and $124 million during the nine months ended May 31, 2004, from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operations in the Statement of Consolidated Cash Flows. Monsanto originates these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that Monsanto consolidates, using Monsanto's credit guidelines approved by the lender. The loans are sold to multiseller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, the QSPE, or the loans. We service the loans and provide a first-loss guarantee of up to $100 million.

As of May 31, 2005, Aug. 31, 2004, and May 31, 2004, the customer loans held by the QSPE and the QSPE's liability to the conduits were $109 million, $222 million, and $97 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of May 31, 2005, Monsanto's recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In January 2003, the FASB issued FIN 46 and amended it by issuing FIN 46R in December 2003. The SPE is included in our consolidated financial statements. Because QSPE's are excluded from the scope of FIN 46R and we do not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on our accounting for the customer financing program.

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement was amended May 25, 2005, at which time the conditions necessary to qualify for sales treatment under SFAS 140 were met. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company's consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operations in the Statement of Consolidated Cash Flows. The total amount of customer receivables transferred through the program and the amount of loans outstanding was $14 million as of May 31, 2005. Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is based on the company's historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was less than $1 million as of May 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------
Cash Flow

------------------------------------------------------------------------------------------------- --------------------------
                                                                                                  Nine Months Ended May 31,
                                                                                                  --------------------------
(Dollars in millions)                                                                                 2005         2004
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operations                                                                   $    533      $    112
Net Cash Provided (Required) by Investing Activities                                                (1,371)           60
----------------------------------------------------------------------------------------------------------------------------
Free Cash Flow(1)                                                                                     (838)          172
Net Cash Provided (Required) by Financing Activities                                                   268          (126)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                  (570)           46
Cash and Cash Equivalents at Beginning of Period                                                     1,037           281
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $    467      $    327
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) Free cash flow represents the total of net cash provided or required by operations and provided or required by investing activities (see the "Overview -- Non-GAAP Financial Measures" section of MD&A for further discussion).

Operating Activities: Cash provided by operations improved $421 million in the nine-month comparison. In first quarter 2004, we used cash of $400 million to fund Solutia's PCB litigation settlement as discussed in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004. This amount was accrued in August 2003 and paid in September 2003. Cash provided by accounts payable and accrued liabilities increased $148 million in the nine-month comparison because of the current tax liability impact in the first nine months of 2004. The current tax liability fluctuation between Aug. 31, 2003, and May 31, 2004, was driven by the tax effects of funding the PCB litigation settlement. In the nine months ended May 31, 2005, and May 31, 2004, we made voluntary pension contributions of $60 million and $150 million, respectively. At the time of filing this report, we are not planning to make additional pension contributions in fiscal year 2005. Cash provided from the change in trade receivables decreased $421 million in the first nine months of 2005. Both our sales and collections improved in the first nine months of 2005 compared with the same period a year ago. However, the sales increase from our core business was more significant than the collections improvement resulting in a higher use of cash for first nine months of 2005.

Investing  Activities:  Cash  required by investing  activities  increased  $1.4 billion in the first nine months of 2005 primarily because of our 2005 acquisitions. We used cash of $173 million for the Channel Bio and Advanta acquisitions in the first quarter 2005 and in third quarter 2005 we used cash of approximately $1.3 billion to fund the Seminis, Emergent and NC+ Hybrids acquisitions (see the "Capital Resources and Liquidity" section below). The timing of our purchases and maturities of short-term investments resulted in a source of cash of $300 million in the first nine months of 2005 compared with a $230 million source of cash in the same period a year ago. Our capital expenditures were 3 percent, or $4 million, lower in the nine-month comparison. We expect fiscal year 2005 capital expenditures to be in the range of $250 million to $300 million compared with fiscal year 2004 capital spending of $210 million.

Financing Activities: In the first nine months of 2005, cash provided by financing activities was $268 million compared with cash required of $126 million in the comparable prior-year period. Commercial paper borrowings to fund the Seminis and Emergent acquisitions and the tender offer to purchase the Seminis Senior Subordinated Notes were the primary driver of the increase. We used cash of $495 million to fund the tender offer of the Seminis Senior Subordinated Notes and to retire other Seminis debt after the acquisition closed. Cash required for long-term debt reductions increased $177 million in the nine-month comparison (see "Capital Resources and Liquidity" below). We purchased shares under our three-year $500 million share purchase program in both nine-month periods: $149 million in 2005 and $133 million in 2004. As of May 31, 2005, $85 million was available for share purchase under the $500 million authorized amount. We expect to continue the share repurchase program until the earlier of July 2006 or such time as we have reached the $500 million amount authorized by the board of directors subject to market conditions and other factors. Stock option exercises resulted in lower cash of $19 million in the nine-month comparison. Dividend payments increased 25 percent, or $26 million, in the first nine months of 2005. In May 2004, the board of directors approved an increase in the quarterly dividend from 13 cents per share to 14.5 cents per share, and in December 2004, approved an increase in the quarterly dividend to 17 cents per share.

Capital Resources and Liquidity

---------------------------------------------------------------------------------------------------------------------------
                                                                         As of May 31,   As of May 31,       As of Aug. 31,
                                                                       --------------------------------     ---------------
(Dollars in millions, except debt-to-capital ratio)                          2005            2004                2004
-------------------------------------------------------------------------------------------------------     ---------------
Short-Term Debt                                                        $  1,412         $    401            $    433
Long-Term debt                                                            1,062            1,072               1,075
Debt-to-Capital Ratio                                                       30%              21%                 22%
-------------------------------------------------------------------------------------------------------     ---------------

Total debt outstanding increased $966 million between May 31, 2005, and Aug. 31, 2004, primarily because of short-term commercial paper borrowings in third quarter 2005. We borrowed commercial paper of $600 million in March 2005 to fund

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

a portion of the Seminis acquisition, and $680 million in April 2005 to fund the tender offer for the Seminis Senior Subordinated Notes and the Emergent acquisition (both acquisitions are described in detail below). The commercial paper borrowings have maturities of less than 90 days and are therefore classified as short-term debt. As of May 31, 2005, commercial paper borrowings of approximately $1.3 billion remained outstanding. Offsetting the debt increase between Aug. 31, 2004, and May 31, 2005, certain medium-term notes matured in the first nine months of 2005. These medium-term notes were classified as short-term debt as of Aug. 31, 2004. Further, the Statement of Consolidated Cash Flows for the nine months ended May 31, 2005, presents the maturities as long-term debt reductions because the medium-term notes had maturities of greater than one year at inception.

Effective March 11, 2005, we finalized a 364-day $1.0 billion revolving credit facility. This facility will be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and commercial paper backstop (e.g., the revolving credit facility could serve as a back-up to repay commercial paper borrowings upon maturity). Our existing five-year $1.0 billion revolving credit facility will remain in place. (Discussion of this facility can be found in Note 12 -- Debt and Other Credit Arrangements -- of the notes to consolidated financial statements in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004.) The terms and conditions of the new $1.0 billion revolving credit facility are substantially similar to the existing $1.0 billion revolving credit facility.

In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt. In May 2005, we amended the existing 2002 shelf registration by filing a new shelf registration with the SEC that allows us to issue up to $2.0 billion of debt, equity and hybrid offerings in the future (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). As of the date of this Report on Form 10-Q, no securities had been issued under this 2005 shelf registration.

Acquisitions: In first quarter 2005, we acquired the canola seed businesses of Advanta from Advanta B.V., including the ADVANTA SEEDS brand in Canada and the INTERSTATE seed brand in the United States, for $50 million in cash (net of cash acquired), inclusive of transaction costs of $2 million. The addition of these canola seed businesses reinforces our commitment to the canola industry and is intended to strengthen our ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio, for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities that were paid in second quarter 2005. In third quarter 2005, ASI acquired NC+ Hybrids, through its Channel Bio subsidiary, for $40 million in cash (net of cash acquired). In addition to these purchase price amounts, ASI paid transaction costs of $4 million for these acquisitions. Channel Bio and NC+ Hybrids are U.S. seed companies that sell, market and distribute primarily corn and soybean seeds. Channel Bio is an independent operating company of ASI, and as a result of the NC+ Hybrids acquisition, markets its products through four brands: CROW'S, MIDWEST SEED GENETICS, NC+ HYBRIDS and WILSON SEEDS. The acquisitions of Channel Bio and NC+ Hybrids are expected to provide us with additional opportunity for growth by accelerating the delivery of technology advances through these companies' strong customer relationships, local brands and quality service. The Channel Bio transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements. The NC+ Hybrids transaction was completed on March 1, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements.

In third quarter 2005, we acquired Seminis for $1.0 billion in cash (net of cash acquired), inclusive of transaction costs of $22 million, and paid $495 million for the repayment of outstanding debt. The transaction was completed on March
23, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements. Marinet Investments, LLC, which prior to the closing was a holder of co-investment rights in Seminis, elected to reduce the cash payment to which it was entitled upon completion of the transaction by $50 million in exchange for a contingent payment of up to $125 million based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007. The cash portion of the acquisition was funded with cash on hand plus commercial paper borrowings of $600 million issued in March 2005. Prior to the closing of the transaction, Seminis initiated a tender offer to redeem all of its outstanding 10.25% Senior Subordinated Notes. Commercial paper borrowings were also issued in April 2005 to fund the payments pursuant to the tender offer, which totaled approximately $390 million.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

Seminis is the global leader in the vegetable and fruit seed industry, and its brands are among the most recognized in the vegetable and fruit segment of agriculture. Seminis supplies more than 3,500 seed varieties to commercial fruit and vegetable growers, dealers, distributors and wholesalers in more than 150 countries around the world. The acquisition of Seminis is expected to provide us with opportunity for growth in the vegetable and fruit seed industry. From a technology perspective, we intend to continue to focus on developing improved products via advanced breeding techniques for the Seminis business.

In third quarter 2005, we acquired Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, "Emergent" or "the Emergent acquisition") for $307 million (net of cash acquired), inclusive of transaction costs of $7 million.
With its STONEVILLE and NEXGEN brands in the United States and MAHALAXMI and PARAS brands in India, Emergent is the third largest cotton seed business in the United States, has two strong cotton seed brands in India and has a solid presence in several other smaller cotton-growing markets around the world. The addition of the Emergent brands completes a strategic cotton germplasm and traits platform modeled on the company's leading corn and soybean strategy, and is expected to provide us with opportunities to deliver breeding advances and biotechnology traits in the cotton seed market. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements. The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005. We also assumed debt of $16 million.

For all fiscal year 2005 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. The purchase price allocations as of May 31, 2005, were preliminary and are summarized in Note 3 -- Business Combinations. As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. As of May 31, 2005, estimated integration costs of $8 million had been recorded. However, management has not finalized all plans, and therefore, the amounts related to potential future actions were not recorded as of May 31, 2005, as we continue to evaluate integration plans for the acquisitions.

See Note 3 for unaudited pro forma financial information of the combined results of our operations and our significant acquisitions, which include Seminis and Emergent, as if these acquisitions had occurred at the beginning of the periods presented. Also, see Note 3 for a further discussion of the purchase accounting surrounding these acquisitions.

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

Under the Separation Agreement, we were required to indemnify Pharmacia for Solutia's Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and have sought relief from paying certain liabilities, including Solutia's Assumed Liabilities. Solutia disclaimed its obligations to defend pending or future litigation relating to Solutia's Assumed Liabilities and has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we assumed the management and defense of certain of Solutia's third-party tort litigation and environmental matters. In the process of managing such litigation and environmental liabilities, we determined that it was probable that we would incur some expenses related to such litigation and environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, we recorded a charge in the amount of $284 million based on the best estimates by our management with input from our legal and other outside advisors.

We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Accordingly, our actual costs may be materially different from this estimate. Under the rules of the Securities and Exchange Commission (SEC), these contingent liabilities are considered to be an off-balance sheet arrangement. See Part I -- Item 1 -- Note 16 -- Commitments and Contingencies under the subheading "Solutia Inc." for further information regarding Solutia's Assumed Liabilities, the charge discussed above, and an agreement in principle which we have reached with certain other parties in Solutia's bankruptcy proceeding. Also see Part II -- Item 1 -- Legal Proceedings and Item 5 -- Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

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

Our strategic actions will allow us to focus on continued growth in our seeds and traits businesses, while ROUNDUP herbicides and our other herbicides continue to make strong contributions to cash flow and income. We have evolved into a company led by its strengths in seeds and biotechnology traits as a means of delivering solutions to our customers. As we concentrate our resources on this growth sector of the agricultural industry, we are taking steps to reduce SG&A costs -- particularly those associated with our agricultural chemistry business as that sector matures globally. Monsanto remains the leading manufacturer of the best-selling herbicide brand, ROUNDUP, and maintains a very strong manufacturing cost position.

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

Our financial strategy will continue to emphasize both earnings and cash flow, and we believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning value to shareowners through vehicles such as investments that grow and expand the business, an increased dividend rate and share repurchases. We have recently used our cash position for strategic acquisitions and technology investments, and have used a combination of cash and debt to fund the Seminis, Emergent and NC+ Hybrids acquisitions that closed in third quarter 2005. We will continue to evaluate technology arrangements that have the potential to increase the efficiency and effectiveness of our research and development efforts, and acquisition opportunities that meet our strategic needs, although we have no current plans to pursue any major acquisitions.

We have taken decisive steps to address key risks in our business position. These include the measures noted above, reducing costs in our agricultural chemistry business and pursuing the evolution of our business to an emphasis on seeds and traits. We remain focused on cost and cash management both to support the progress we have made in managing our investment in working capital -- in particular, receivables and inventories -- and to realize the full earnings potential of our businesses. We will continue to seek additional external financing opportunities for our customers. We have also taken steps to reduce risk and stabilize our business position in Latin America. We continue to monitor the business environment and the related impact on our working capital in Latin American countries, particularly Brazil and Argentina.

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

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

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

Key near-term growth opportunities in our seeds and traits include:

     o Continued growth in Monsanto's branded and licensed seed market shares, through acquisitions, successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

     o Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden's/Corn States business and Cotton States business;

     o Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products;

     o Ability to have flexibility to price our traits in line with the value growers have experienced and expect to continue to experience from our traits; and

     o Commercialization of second-generation traits, such as BOLLGARD II cotton and ROUNDUP READY Flex cotton.

In third quarter 2005, we completed the acquisition of Seminis, the global leader in the vegetable and fruit seed industry. Seminis will operate as a wholly-owned subsidiary of Monsanto. Of the other seeds outside of corn, oilseeds and cotton, vegetable seeds have the best prospect for consistent growth at high margins. Similar to Monsanto, Seminis has captured a leading position in its respective global markets, and has done so by focusing on molecular breeding and the value it creates for the farmer. From a technology perspective, we intend to continue on the path taken by Seminis for its business, which is to focus on developing products via advanced molecular breeding techniques, and to leverage our research on the seed breeding side for Seminis. We believe Seminis is an attractive investment for us because of its market leadership, innovation and financial growth.

In third quarter 2005, we completed the acquisition of Emergent, a cotton seed business, that we plan to add to our cotton traits business. Like corn and soybeans, we will have a branded presence in cotton through the Emergent brands, and it will join a foundation cotton seed company that we have created in the last three years, called Cotton States. We will also use the same model that we have adopted in corn and soybeans, and will be broadly licensing both our biotech traits and our germplasm to other companies. The decision to purchase Emergent is key to the future of our cotton business, core to accelerating the

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

value of our new second-generation cotton traits, and complementary to the introduction of our new Cotton States foundation seed business. We expect growth to come from the combination of improved breeding and continued growth of biotech traits, particularly stacked and second-generation traits.

We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business because it allows Monsanto to earn a greater share of the farmer's expenditures on each acre. Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. Stacked-trait cotton overtook single-trait cotton products in Monsanto's product mix in 2004 and 2003, which is consistent with our expectations for 2005. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

We have completed the regulatory approval processes in the United States, Japan and Canada for YIELDGARD Plus with ROUNDUP READY Corn 2, Monsanto's three-way stacked product that includes the YIELDGARD Corn Borer, YIELDGARD Rootworm and ROUNDUP READY Corn 2 biotech traits. YIELDGARD Plus with ROUNDUP READY Corn 2 hybrids were available for sale and planting in limited quantities in fiscal year 2005 with broader product availability in fiscal year 2006 in the United States. Monsanto corn products designed to be tolerant to the active ingredient in ROUNDUP agricultural herbicides are currently marketed as ROUNDUP READY Corn 2 in the United States.

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

The Brazilian government passed measures legalizing the planting and harvest of ROUNDUP READY soybeans in Brazil for our 2004 and 2005 fiscal years. A grain-based payment system was successfully launched in fiscal year 2004, and it had a slightly negative effect on our earnings because of start-up expenses and lower yields caused by drought. In March 2005, Brazil's President signed a biosafety bill into law that establishes the regulatory process for the approval of biotech crops. The implementation of our point-of-delivery payment system in the past year laid the groundwork for ensuring that we capture value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and allow Brazil to be a greater contributor to revenue in seeds and traits in the nearterm. Recently, we expanded this grain-based payment system by offering and executing a two-year contract to most local grain elevators in the southern states of Brazil. The largest grain exporters have accepted this contract and are implementing the agreement. We expect the system to have a neutral to slightly negative effect on earnings in 2005 because of lower pricing compared with 2004, and drought conditions which decreased grain production in 2005 by nearly 70 percent. As ROUNDUP READY soybeans have now been fully approved in Brazil, a limited amount of certified seed containing the ROUNDUP READY gene is expected to be sold in 2005, in addition to continuing with the grain-based payment system on saved and replanted seed. A similar grain-based system has also been established for Paraguay. Due to the limited size of that market, start-up incentives and expenses, this is expected to break-even in fiscal year 2005, and be a modest contributor to earnings in fiscal year 2006. Efforts continue to develop systems in Argentina and Uruguay. It is likely that court cases in Europe will be required to determine the applicability of patent rights for ROUNDY READY soybeans grown in Argentina and exported to Europe. The first of these legal cases has been filed. Monsanto does not hold patent rights in Argentina, as they were denied in a broad ruling along with hundreds of other patents during a change in the patent system in 1995. It is not certain that payments on ROUNDUP READY soybeans will be profitable in Brazil or in other parts of Latin America.

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

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

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

Agricultural Productivity

In recent years, we have seen reduced revenues and earnings from ROUNDUP herbicides, which reflect both the overall decline in the agricultural chemicals market and the expiration of U.S. patent protection for the active ingredient in ROUNDUP products in 2000. By aligning our infrastructure and costs with our expectations for the glyphosate herbicide market, however, we believe the ROUNDUP business can continue to be a significant and sustainable source of cash and income generation for Monsanto, even in the face of increased competition.

As expected, the market share and net average selling price of ROUNDUP herbicides in the United States have declined since the patent expired in 2000. Although prices may continue to decline in the future, we do not currently expect the decline in the future net average selling price to be as significant as it has been in recent years. We expect the net average selling price of ROUNDUP herbicides in the United States in fiscal 2005 to be slightly lower than the net average selling price for fiscal 2004. Further, we expect the net average selling price of U.S. ROUNDUP herbicides in 2005 will settle in the range of historical pricing seen outside the United States. We also believe that we will be able to maintain our leadership position and continue to generate cash from this business. In postpatent markets around the world, ROUNDUP herbicides have maintained a leading market position and a price premium compared with generics.

We will continue to support the market leadership of ROUNDUP herbicides with product innovations, superior customer service and logistics, low-cost manufacturing, further expansion of ROUNDUP READY crops, and the ROUNDUP Rewards program. ROUNDUP Rewards offers added protection and reduced risk program elements for farmers who use certain Monsanto technologies and agricultural herbicides. Further penetration of ROUNDUP READY crops also enhances the market position of ROUNDUP herbicides as a brand-name product that farmers trust to avoid the risk of crop injury in over-the-top use on these crops.

We have several patents on our glyphosate formulations and manufacturing processes in the United States and in other countries. We continue to differentiate ROUNDUP herbicides with innovations using proprietary technology. We also provide more concentrated formulations that provide greater convenience for farmers while reducing production and logistics costs. We offer a variety of products to meet farmers' needs.

Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in ROUNDUP herbicides, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We continue to manage production costs, and we are also achieving reductions in working capital through careful management of inventories. Several years ago, ROUNDUP herbicides distribution channel inventories had increased in the United States. U.S. ROUNDUP herbicides distribution channel inventory levels have been declining, for example levels as of Aug. 31, 2004, declined compared with Aug. 31, 2003.

Like most other selective herbicides, Monsanto's selective herbicides face declining markets and increasing competitive pressures, but they continue to support our ability to offer fully integrated crop-protection solutions, particularly in ROUNDUP READY corn. While rapid penetration of ROUNDUP READY corn in the United States has also had a negative effect on sales of Monsanto's selective corn herbicides, gross profit from the ROUNDUP READY trait and from the ROUNDUP herbicides used on these acres are significantly higher than the gross profit on the lost selective herbicide sales.

Our lawn-and-garden herbicide products remain a strong cash generator and support Monsanto's brand equity in the marketplace. Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. The active ingredient for POSILAC is manufactured both at our new plant in Augusta, Georgia, and by Sandoz GmbH in Austria. Sandoz also manufactures the finished dose formulation of POSILAC, and is our sole supplier of the finished dose formulation until we receive U.S. FDA approval to

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

manufacture the finished dose formulation at our Augusta facility. In second quarter of fiscal year 2005, we applied for U.S. FDA approval for finished dose formulation at our Augusta facility. Sandoz is making corrections and improvements at its facility in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz's facility and further identified in a March 2004 FDA warning letter to Sandoz. The reduction in doses of POSILAC available for sale has required us to allocate available supplies. In second quarter of fiscal year 2004, we notified our customers that supplies of POSILAC would be temporarily limited because of a combination of factors, including the time needed for Sandoz to complete corrections and improvements at its facility in cooperation with the FDA. In second quarter 2005, and again in third quarter 2005, we were able to increase the number of doses allocated among our customers, but expect the supply of POSILAC to continue to be limited through most of calendar year 2005. The allocation is expected to have a material adverse effect on POSILAC revenues as long as it continues.

Other Information

As discussed in Item 1 -- Note 16 -- Commitments and Contingencies and Part II -- Item 1 -- Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the "Overview -- Executive Summary -- Outlook" section of MD&A, we are required to indemnify Pharmacia for Solutia's Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia's Assumed Liabilities is discussed in Note 16.

In second quarter 2005, we received notification from the Brazilian tax authorities stating that certain value-added tax credits were not recoverable. We evaluated the validity and the related financial impact of such notification, and adjusted the value-added tax asset balance to the amount we believe is the current fair value of the recoverable credits. We will continue to evaluate the recoverability of the value-added tax asset balance.

In June 2005, new legislation was enacted in Argentina and Belgium that could affect the recoverability of deferred tax asset balances recorded on our consolidated financial statements as of May 31, 2005. We are currently evaluating the potential related financial impact, if any, of the new legislation. See Note 19 -- Subsequent Events -- for further details.

For additional information on the outlook for Monsanto, see "Cautionary Statements Regarding Forward-Looking Statements."


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

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

--------------------------------------------------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. We do not believe that the adoption of SFAS 154 will have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) to clarify the term "conditional asset retirement" as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, we will adopt FIN 47 no later than fourth quarter of fiscal year 2006. We are currently assessing the impact FIN 47 may have on our consolidated financial statements; however, we do not believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS 123, we elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, we did not recognize compensation expense in our financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We will adopt the provisions of SFAS 123R using the modified prospective method beginning Sept. 1, 2005, and will consider the guidance of SAB 107 as we adopt SFAS 123R.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on our consolidated financial statements for fiscal year 2005 because the manufacturer's deduction is not available to us until fiscal year 2006. We are currently evaluating the effect that the manufacturer's deduction will have in subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately upon issuance; however, due to recent acquisition activity and until the Treasury Department or Congress provides final clarifying language on key elements of the repatriation provision, the amount of foreign earnings that may be repatriated by us cannot be determined. See Note 8 -- Income Taxes -- for additional disclosures in accordance with FSP 109-2.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003, and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Final regulations necessary to implement the Act were released in January 2005. However, additional guidance is anticipated to clarify several areas, including those that would specify the manner in which actuarial equivalency must be determined and the evidence required to demonstrate actuarial equivalency. FSP 106-2 was effective for our first quarter of fiscal year 2005. We have estimated a reduction of the postretirement benefit obligation of approximately $19 million. The reduction in annual benefit cost is estimated at approximately $3 million, of which $2 million was recorded in the nine months ended May 31, 2005. Additional guidance and interpretations of the law could require the company to revise our estimates.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

In this report, and from time to time throughout the year, we share our expectations for our company's future performance. These forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions "Overview-Executive Summary-Outlook," "Seeds and Genomics Segment," "Agricultural Productivity Segment," "Financial Condition, Liquidity, and Capital Resources," and "Outlook," and "Legal Proceedings." Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

Our forward-looking statements represent our estimates and expectations at the time that we make those statements. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so. In the interests of our investors, and in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate.

RISK FACTORS

Competition in seeds and traits and agricultural chemicals has significantly affected and will continue to affect our sales.

     Many companies engage in plant biotechnology research. Their success could render our existing products less competitive. In addition, a company's speed in getting its new product to market can be a significant competitive advantage. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies, some of which have substantially greater financial and marketing resources than we do. In addition, we expect to face continued competition for our ROUNDUP agricultural herbicide product line. The extent to which we can realize cash and gross profit from these products will depend on our ability to control manufacturing and marketing costs without adversely affecting sales, to predict and respond effectively to competitor pricing, to provide marketing programs meeting the needs of our customers and of the farmers who are our end users, to maintain an efficient distribution

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

     system, and to develop new formulations with features attractive to our end users. If we are not able to successfully compete in any of these areas, our results of operations will be harmed.

Intellectual  property rights are crucial to our business;  however,  efforts to protect our intellectual property rights against infringement and legal challenges and to defend against claims against us can increase our costs and will not always succeed.

     We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, growers, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. Intellectual property rights are particularly important to our Seeds and Genomics segment. For example, the practice of saving seeds from non-hybrid crops (including, for example, soybeans, canola and cotton) containing our biotechnology has prevented and may continue to prevent us from realizing the full value of our intellectual property, particularly outside the United States. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products. Because of the rapid pace of change and the complexity of the legal and factual issues involved, we could unknowingly rely on key technologies that are or become patent-protected by others, which would require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure you we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our results of operations.

We are subject to extensive regulation affecting our seed biotechnology and agricultural products and our manufacturing processes, which affects our sales and profitability.

     Regulatory and legislative requirements affect the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales. Lack of approval to import crops containing biotechnology traits into key markets can affect sales of our traits, even in jurisdictions where planting has been approved. Concern about unintended but unavoidable trace amounts (sometimes called "adventitious presence") of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may
     include:   liability   transfer   mechanisms  that  may  include  financial
     protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect grower seed purchase decisions and the sale of our products. Further, the detection of adventitious presence of traits not approved in the country where detected may result in the withdrawal of seed lots from sale or in compliance actions such as crop destruction or product recalls. These regulations affect the development, manufacture and distribution of our products, and non-compliance can harm our sales and profitability. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, claims that increased use of glyphosate herbicides increases the potential for the development of glyphosate-resistant weeds could result in restrictions on the use of glyphosate herbicides as well as seeds containing our ROUNDUP READY traits and thereby reduce our sales.

The  degree  of  public   acceptance  or  perceived  public  acceptance  of  our
biotechnology products can impact our sales and results of operations by affecting planting approvals, regulatory requirements and grower planting decisions.

     Some opponents of the technology actively raise public concern about the potential for adverse effects of our biotechnology traits on other plants and on the environment, and about the potential for adverse effects of crops containing these traits on animals and human health. Such concerns can affect government approvals and may adversely affect sales of our traits, even after approvals are granted. In addition, opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future attacks against our field testing sites, and research, production, or other facilities. Further, the potential for adventitious presence of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, is a factor that can affect general public acceptance of these traits.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

The successful development and commercialization of our pipeline products will be necessary for our growth.

     Commercializing our new biotechnology products entails considerable time (as much as ten years) and investment (as much as $100 million). Moreover, a considerable percentage of our new product concepts are abandoned and never commercialized. There are a number of reasons why a new product concept may be abandoned including greater than anticipated development costs, regulatory obstacles, competition, inability to prove the original concept, lack of demand, and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. Many of our competitors are also making considerable investments in similar new biotechnology products. Commercial success frequently depends on being the first company to the market. Consequently, we believe our ability to grow our business depends significantly on our ability to fund extensive research and development activities and deliver new products to the markets we serve.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely impact our results of operations and profitability.

     We are involved in major lawsuits concerning intellectual property, biotechnology, contracts, antitrust allegations, employee benefits, and other matters, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for Solutia's Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. We recorded a charge in the amount of $284 million in our first quarter fiscal 2005 results for certain estimated expenses related to third-party tort litigation and environmental matters that we are managing following Solutia's refusal to manage such matters. We believe that the charge represents the estimated discounted cost that we would incur in connection with these litigation and environmental matters. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the charge is uncertain. Further, additional litigation or environmental matters that are not reflected in the charge may arise in the future, and we may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Part I --
     Item 1 -- Note 16 -- Commitments and Contingencies and in other sections of this report.

Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability.

     We engage in manufacturing, seed production, research and development or sales in many parts of the world. Sales outside the United States represented more than 45 percent of our revenues in fiscal year 2004. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2004 were principally to external customers in Argentina, Brazil, Canada, France and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Special risks and restrictions to which our operations outside the United States are subject include: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or we may be unable to collect receivables; and imported products could become more expensive for customers to purchase in their local currency. Changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners' equity.

Any diversion of management's attention to matters related to acquisitions or any delays or difficulties encountered in connection with integrating acquired operations may have an adverse effect on our business, results of operations, and/or financial condition.

     We have recently completed several acquisitions involving seed companies. These transactions are designed to contribute to our long-term growth. We must fit such acquisitions into our growth strategies to generate sufficient value to justify their cost. Acquisitions also present other challenges, including geographical coordination, personnel integration,

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

     systems integration and the reconciliation of corporate cultures. Those operations could divert management's attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.

Fluctuations in commodity prices can increase our costs and decrease our sales.

     We purchase our seed inventories from production growers at market prices and retain the seed in inventory until it is sold. These purchases constitute a significant portion of the manufacturing costs for our seeds. We use hedging strategies to mitigate the risk of short-term changes in these prices but are unable to avoid the risk of medium- and long-term changes. Accordingly, increases in commodity prices may negatively impact our cost of goods sold or cause us to increase seed prices, which could adversely affect our sales. Farmers' incomes are also affected by commodity prices and that may have some effect on their ability to purchase our products.

Compliance with quality controls and regulations affecting our manufacturing may be costly, and failure to comply may result in decreased sales, penalties and remediation obligations.

     Because we use hazardous and other regulated materials in our chemical manufacturing processes and engage in mining operations, we are subject to risks of accidental environmental contamination, and therefore to potential personal injury claims, remediation expenses and penalties. We have entered into agreements with various regulatory agencies for the management of many of our sites, and if we fail to comply with such agreements we could be subject to penalties and facility shutdowns. Should a catastrophic event occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, and loss of production capacity, which could affect our sales. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.

We must estimate growers' future needs, and match our production and the level of product at our distributors to those needs, to market our products successfully.

     Growers' decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventory of our products will reduce our current sales. However, high product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition, inadequate distributor liquidity could affect distributors' ability to pay for our products.

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

     Our sales and profitability are subject to some risk from weather conditions and natural disasters that affect the timing of planting and the acreage planted, as well as yields and commodity prices. Weather conditions also can affect the quality, cost and volumes of the seed that we are able to produce and sell. Natural disasters or industrial accidents could also affect our own manufacturing facilities, our major suppliers or our major customers. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

Except as noted below, there are no material changes related to market risk from the disclosures in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2004.

In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt. In May 2005, we amended the existing 2002 shelf registration by filing a new shelf registration with the SEC that allows us to issue up to $2.0 billion of debt, equity and hybrid offerings in the future (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). As of the date of this Report on Form 10-Q, no securities had been issued under this 2005 shelf registration.

In May 2005, the company entered into treasury rate lock agreements with several banks to hedge against changes in long-term interest rates in anticipation of a long-term debt issue. As of May 31, 2005, the market value of these agreements was an $11 million loss to Monsanto. The market value of the treasury rate lock agreements rises or falls with the yield on 30-year U.S. Treasury bonds. A 1 percentage point change in the 30-year yield would change the fair value of the treasury rate lock by approximately $67 million.


ITEM 4.        CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of May 31, 2005 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there were changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We consider the inclusion of the acquisitions of Seminis and Emergent significant to our results of operations, financial position and cash flows from the dates of acquisition through May 31, 2005, and consider the integration of Seminis and Emergent to have materially affected our internal control over financial reporting.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

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

Information regarding material legal proceedings and the possible effects on our business of litigation we are defending, excluding litigation related to Solutia's Assumed Liabilities, is disclosed in Part I -- Item 1 -- Note 16 -- Commitments and Contingencies under the subheading "Other Litigation" and is incorporated by reference herein. As discussed in Part I -- Item 1 -- Note 16 under the subheading "Solutia Inc.," we recorded a charge related to certain of Solutia's litigation and environmental obligations. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting, including those related to Solutia's Assumed Liabilities.

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2004, and Feb. 28, 2005.

Patent and Commercial Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, on Dec. 4, 2000, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG (Bayer CropScience), and its affiliates that four patents, which had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. and which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief. On June 22, 2004, Bayer CropScience dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue Monsanto, its affiliates or its sublicensees under those patents for any of Monsanto's current commercial products. Monsanto intends to seek recovery from Bayer CropScience of its attorneys' fees involved in defending against the dismissed claims and to assert defenses, including non-infringement and invalidity of the fourth and remaining patent in the litigation. Commencement of a trial on the one remaining patent has been set for Oct. 31, 2005.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Report on Form 10-Q for the quarterly period ended Feb. 28, 2005, on July 27, 2004, DEKALB filed suit against Syngenta Seeds, Inc. and Syngenta Biotechnology, Inc. in the U. S. District Court for the Northern District of Illinois alleging infringement of two of DEKALB's patents pertaining to fertile transgenic corn. DEKALB is seeking an injunction against the sale of GA21 corn by Syngenta Seeds and Syngenta Biotechnology and damages for willful infringement of its patents. On May 19, 2005, the U.S. District Court for the Northern District of Illinois transferred DEKALB's lawsuit to the U.S. District Court for the District of Delaware.

Grower Lawsuits

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Report on Form 10-Q for the quarterly period ended Feb. 28, 2005, two purported class action lawsuits by farmers concerning our biotechnology trait products have been consolidated in the U.S. District Court for the Eastern District of Missouri in a case styled McIntosh v. Monsanto et al. The suits were initially filed against the former Monsanto Company by two groups of farmers: one on Dec. 14, 1999, in the U.S. District Court for the District of Columbia, which complaint was amended in March 2001 to add Pioneer Hi-Bred International, Inc., Syngenta Seeds, Syngenta Crop Protection, and Bayer CropScience as defendants; and the other on Feb. 14, 2002, in the U.S. District Court for the Southern District of Illinois. The complaints included both tort allegations in connection with the sale of genetically modified seed and allegations of violations of antitrust laws, including allegations of a conspiracy among

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

defendants to fix seed prices in the United States. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages, and attorneys' fees. On Sept. 22, 2003, the District Court for the Eastern District of Missouri granted Monsanto's motion for summary judgment on all tort claims and denied the plaintiffs' motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court denied the plaintiffs' motion to allow their antitrust claims to proceed as a class action, which decision was affirmed by the U.S. Court of Appeals for the Eighth Circuit on March 7, 2005. On June 30, 2005, the plaintiffs filed a motion with the District Court seeking to amend their complaint to seek certification of a class of growers from only four states (Iowa, Illinois, Minnesota, and Indiana) and restricted to only one crop (glyphosate tolerant soybeans). We intend to oppose the plaintiffs' request.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, starting the week of March 7, 2004, individual plaintiffs filed essentially identical purported class actions on behalf of direct and indirect purchasers in 16 different state courts essentially alleging violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among defendants to fix seed prices in the United States in violation of federal antitrust laws. On June 8, 2004, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri against each of the individual named plaintiffs in the state class actions for breach of contract, which we refer to as the "Monsanto Action." We alleged that the agreements we entered into with the plaintiffs required that the plaintiffs' suits be filed in federal or state court in Missouri. Subsequently, the plaintiffs agreed to stay their state actions pending determination of our request for summary judgment in our favor in the Monsanto Action. On March 29, 2005, the court in the Monsanto Action denied our motion for summary judgment and dismissed that action for lack of jurisdiction.

Proceedings Related to Delta and Pine Land Company

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, on May 20, 2004, we filed a request with the American Arbitration Association for arbitration and a determination that we have the right to terminate the 1996 U.S. licensing agreements that provided Delta and Pine Land with access to BOLLGARD insect-protected cotton and ROUNDUP READY herbicide-tolerant technologies for cotton. We believe Delta and Pine Land has violated its duties to, and its contracts with, us in a variety of ways including: (i) failing to calculate, collect and ensure that we were paid all royalty amounts due under the agreements; (ii) breaching its fiduciary duty to us as the managing agent of D&M Partners by neglecting to properly collect and allocate the income of D&M Partners; and (iii) misusing our intellectual property by inappropriately providing our technology to an unlicensed party. A final hearing on the arbitration has been set to commence the second week of August 2006.

Agent Orange

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2004, and Feb. 28, 2005, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. After the United States Supreme Court allowed new claims to proceed notwithstanding a prior class action settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381 (MDL)., a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense. Plaintiffs have appealed the District Court's judgment to the U.S. Court of Appeals for the Second Circuit.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2004, and Feb. 28, 2005, on Feb. 5, 2004, a purported class action suit, styled VAVAO, et al. v. The Dow Chemical Company, et al., was filed in the U.S. District Court for the Eastern District of New York by the Vietnam Association of Victims of Agent Orange (VAVAO) alleging that the manufacturers of Agent Orange conspired with the United States government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case was also assigned to Judge Weinstein. On March 10, 2005, the District Court granted the

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

motions to dismiss and for summary judgment filed by Monsanto and other defendants in this case. Plaintiffs have appealed the District Court's judgment to the U.S. Court of Appeals for the Second Circuit.

Illinois Attorney General Subpoena

On April 18, 2005, Monsanto received from the Illinois Attorney General, and subsequently disclosed, a subpoena for the production of documents relating to the prices and terms upon which we license technology for genetically modified seeds, and upon which we sell or license genetically modified seeds to growers. Monsanto is cooperating with the production of the requested materials.

Proceedings Related to Solutia's Assumed Liabilities

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2004, on June 5, 2003, Solutia and Pharmacia filed suit in the U.S. District Court for the Northern District of Alabama against 19 parties to force them to pay a share of past and future investigation and cleanup costs in Anniston under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The action is styled Solutia Inc. and Pharmacia Corporation v. McWane, Inc. et al. The 19 defendants are owners and operators of manufacturing facilities that Solutia/Pharmacia believed were responsible for a major share of the PCB contamination found throughout Anniston. Solutia was managing this suit until it filed for bankruptcy protection, but Monsanto and Solutia have arranged for the continued management and prosecution of this suit. In order to secure cooperation in the cleanup of lead contamination in Anniston, the EPA is pursuing an agreement with certain of the defendants to this suit by purporting to give them contribution protection under CERCLA for both lead and PCB related cleanup costs. This suit will be dismissed if the strategy of the EPA and these settling parties prevails. On Pharmacia's behalf, Monsanto is vigorously opposing the contribution-protection provision of the agreement. On June 30, 2005, the District Court ruled that the EPA had renounced the Anniston Revised Partial Consent Decree (RPCD) by pursuing the separate agreement and ordered that, upon motion by Pharmacia and Solutia, it would suspend Pharmacia's and Solutia's obligations under the RPCD. At this time, the impact the District Court's ruling on the RPCD work that Monsanto is performing on Pharmacia's behalf is unclear.

Information regarding material legal proceedings related to Solutia's Assumed Liabilities, which is disclosed in Part I -- Item 1 -- Note 16 under the subheadings "Solutia Litigation Obligations" and "Solutia Environmental Obligations" is incorporated by reference herein.

See "MD&A -- Cautionary  Statements  Regarding  Forward-Looking  Statements," in
Part I -- Item 2 of this Form 10-Q, which is incorporated herein by reference, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2005 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     (c) Total Number
                                                                                         of Shares        (d) Approximate
                                                                                      Purchased as Part   Dollar Value of
                                                                      (b) Average       of Publicly       Shares that May Yet
                                                (a) Total Number of    Price Paid     Announced Plans     Be Purchased Under
  Period                                         Shares Purchased      per Share(2)     or Programs       the Plans or Programs
 -----------------------------------------------------------------------------------------------------------------------------
 March 2005:
    March 1, 2005, through March 31, 2005               --              $   --                    --          $160,487,560
 April 2005:
    April 1, 2005, through April 30, 2005          185,849(1)           $ 59.12              185,200          $149,539,668
 May 2005:
    May 1, 2005, through May 31, 2005            1,103,300              $ 58.01            1,103,300          $ 85,540,331
 -----------------------------------------------------------------------------------------------------------------------------
    Total                                        1,289,149              $ 58.17            1,288,500          $ 85,540,331
 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------

(1) Includes 649 total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.
(2) The average price paid per share is calculated on a settlement basis and excludes commission.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company's common stock over a three-year period. The plan expires on July 30, 2006. There were no other publicly announced plans outstanding as of May 31, 2005.

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

Date of Event                         Description of Event
------------------------------------- ---------------------------------------------------------------------------------------------
Sept. 1, 1997                         o   Pharmacia (then known as Monsanto Company) entered into a Distribution
                                          Agreement (Distribution Agreement) with Solutia related to the transfer of the operations, assets and liabilities of the Chemical Business from Pharmacia (then known as Monsanto Company) to Solutia.
                                      o   Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia
                                          (then known as Monsanto Company) for certain liabilities related to the Chemicals
                                          Business.
------------------------------------- ---------------------------------------------------------------------------------------------
Dec. 19, 1999                         o   Pharmacia (then known as Monsanto Company) entered into an agreement with
                                          Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).
------------------------------------- ---------------------------------------------------------------------------------------------
Feb. 9, 2000                          o   We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia
                                          (then known as Monsanto Company) under the name "Monsanto Ag Company."
------------------------------------- ---------------------------------------------------------------------------------------------
March 31, 2000                        o   Effective date of the Merger.
                                      o   In connection with the Merger, (1) PNU became a wholly owned subsidiary of
                                          Pharmacia (then known as Monsanto Company); (2) Pharmacia (then known as
                                          Monsanto Company) changed its name from "Monsanto Company" to "Pharmacia
                                          Corporation;" and (3) we changed our name from "Monsanto Ag Company" to
                                          "Monsanto Company."

MONSANTO COMPANY                                    THIRD QUARTER 2005 FORM 10-Q
--------------------------------------------------------------------------------

------------------------------------- ---------------------------------------------------------------------------------------------
Sept. 1, 2000                         o   We entered into a Separation Agreement (Separation Agreement) with Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.
                                      o   Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for
                                          liabilities assumed by Solutia pursuant to the Distribution Agreement, to the extent that
                                          Solutia fails to pay, perform or discharge those liabilities.
------------------------------------- ---------------------------------------------------------------------------------------------
Oct. 23, 2000                         o   We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 220 million shares of our common stock.
------------------------------------- --------------------------------------------------------------------------------------
July 1, 2002                          o   Pharmacia, Solutia and we amended the Distribution Agreement to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia and to clarify the parties' rights and obligations.
                                      o   Pharmacia and we amended the Separation Agreement to clarify our respective rights and obligations relating to our indemnification obligations.
------------------------------------- ---------------------------------------------------------------------------------------------
Aug. 13, 2002                         o   Pharmacia distributed the 220 million shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).
                                      o   As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.
------------------------------------- ---------------------------------------------------------------------------------------------
April 16, 2003                        o   Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.
------------------------------------- ---------------------------------------------------------------------------------------------
Dec. 17, 2003                         o   Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
------------------------------------- ---------------------------------------------------------------------------------------------

Part II -- Item 1 -- Legal Proceedings includes information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. Part I -- Item 1 -- Note 16 includes further information regarding litigation and environmental matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia and regarding Solutia's bankruptcy, the related charge to Monsanto associated with certain of Solutia's litigation and environmental obligations, and other arrangements between Monsanto and Solutia.

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

                                  MONSANTO COMPANY
                                  (Registrant)

                                  By:  /s/ RICHARD B. CLARK
                                     -------------------------------------
                                     Richard B. Clark
                                     Vice President and Controller
                                     (On behalf of the Registrant and as
                                      Principal Accounting Officer)

Date: July 11, 2005

EXHIBIT INDEX
--------------------------------------------------------------------------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

----------- --------------------------------------------------------------------
Exhibit
No.         Description
----------- --------------------------------------------------------------------
2           Omitted

3           Omitted

4           Omitted

10.15 Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and effective May 1, 2005 (incorporated by reference to Exhibit 10.15 of the Form 8-K, filed April 25, 2005,
            Commission File No. 1-16167).

11 Omitted -- see Note 14 of Notes to Consolidated Financial Statements -- Earnings (Loss) Per Share.

12          Computation of Ratio of Earnings to Fixed Charges.

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