Form 10-K
period 2005-08-31
MONSANTO CO /NEW/
filed 2005-11-08
CIK 1110783

MONSANTO COMPANY	2005 FORM 10-K

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [     ] No [X]

State the aggregate market value of the voting common stock held by nonaffiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of Feb. 28, 2005, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $15.7 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 268,484,075 shares of Common Stock, $0.01 par value, outstanding at Nov. 1, 2005.

Documents Incorporated by Reference

Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about Dec. 13, 2005, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2005 FORM 10-K

INTRODUCTION

We have combined the Monsanto Annual Report to Shareowners with our Form 10-K, which is a document that U.S. public companies file with the Securities and Exchange Commission every year. Part II of the Form 10-K contains the business information and financial statements that many companies include in the financial sections of their annual reports. The other sections of the Form 10-K also include information about our business that we believe will be of interest to investors. We hope investors will find it useful to have all of this information available in a single document.

In July 2003, we announced a change in our fiscal year end from December 31 to August 31. The 2005 Form 10-K covers fiscal years 2005 and 2004, which began September 1 and ended August 31. As required by the SEC rules, the 2003 period presented is a “transition period,” which began Jan. 1, 2003, and ended Aug. 31, 2003. We have also included results for the 12-month period ended December 31 for calendar year 2002, where appropriate.

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2005.

Throughout this document, we share our expectations for our company’s future performance. These forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from our expectations, as described below in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements Regarding Forward-Looking Statements”). Accordingly, our investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. These forward-looking statements speak only as of the filing date of this Annual Report on Form 10-K. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise.

MONSANTO COMPANY	2005 FORM 10-K

A detailed table of contents for the entire Form 10-K follows.

MONSANTO COMPANY	2005 FORM 10-K

PART III

Item 10.	Directors and Executive Officers of the Registrant	134
Item 11.	Executive Compensation	136
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
Item 13.	Certain Relationships and Related Transactions	136
Item 14.	Principal Accounting Fees and Services	136

PART IV

Item 15.	Exhibits, Financial Statement Schedules	137

SIGNATURES		138
EXHIBIT INDEX		139
Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan
Annual Cash Compensation of Named Executive Officers, dated Oct. 2005
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Independent Auditors' Consent (Renessen LLC)
Rule 13a-14(a)/15d-14(a) Certification Executed by CEO
Rule 13a-14(a)/15d-14(a) Certification Executed by CFO
Rule 13a-14(b) Certifications Executed by CEO and CFO

MONSANTO COMPANY	2005 FORM 10-K

PART I

ITEM 1. BUSINESS

Monsanto Company, along with its subsidiaries, is a global provider of agricultural products for farmers. We produce leading seed brands, including DEKALB, Asgrow, Seminis and Stoneville, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also manufacture Roundup brand herbicides and other herbicides. Our seeds, biotechnology trait products, and herbicides provide growers with solutions that improve productivity, reduce the costs of farming, and produce healthier foods for consumers and better feed for animals. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of our crop protection products (Roundup and other glyphosate-based herbicides and selective chemistries), animal agriculture businesses and lawn-and-garden herbicide products. During 2005, we acquired five seed businesses: the canola business of Advanta Seeds; Channel Bio and NC+ Hybrids, which sell, market and distribute primarily corn and soybean seed; Seminis, Inc., the global leader in the vegetable and fruit seed industry; and the cotton business of Emergent Genetics. These businesses are all included in our Seeds and Genomics segment. Additionally in 2005, we sold substantially all of the environmental technologies businesses, which were a part of our Agricultural Productivity segment.

Monsanto was incorporated in Delaware on Feb. 9, 2000, as a subsidiary of Pharmacia Corporation. It includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia, which is now a subsidiary of Pfizer Inc. For more information on our history as a company, please see “Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc.,” in this section. In July 2003, our board of directors approved the change of our fiscal year end from Dec. 31 to Aug. 31. This Form 10-K includes financial information for the 12-month periods ended Aug. 31, 2005, and Aug. 31, 2004, the eight-month transition period ended Aug. 31, 2003, and the 12-month period ended Dec. 31, 2002, as well as unaudited financial information for the 12-month period ended Aug. 31, 2003, and the eight-month period ended Aug. 31, 2002. In Part I of this Form 10-K, the years are fiscal years, unless otherwise specified or apparent from the context.

“Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its subsidiaries, as appropriate to the context. With respect to the time period prior to Sept. 1, 2000, these defined terms also refer to the agricultural business of Pharmacia. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

Information in this Form 10-K is current as of Nov. 1, 2005, unless otherwise specified.

The following information, which appears in other parts of this Form 10-K, is incorporated herein by reference:

•	Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment” — the tabular information regarding net sales of our seeds and traits

•	Item 7 — “MD&A — Agricultural Productivity Segment” — the tabular information regarding net sales of Roundup and other glyphosate-based herbicides and other agricultural productivity products

•	Item 7 — “MD&A — Cautionary Statements Regarding Forward-Looking Statements”

•	Item 8 — “Financial Statements and Supplementary Data” — Note 24 — Segment and Geographic Data

MONSANTO COMPANY	2005 FORM 10-K

PRINCIPAL PRODUCTS

Monsanto’s principal products in our two segments include the following:

SEEDS AND GENOMICS SEGMENT

Major Products	End-Use Products and Applications

Roundup Ready traits in soybeans, corn, canola and cotton(1)	Weed-control system for crops tolerant of Roundup and other glyphosate-based herbicides

Bollgard and Bollgard II traits in cotton;(1) YieldGard Corn Borer and YieldGard Rootworm traits in corn(1)	Traits that enable crops to protect themselves from certain insects, reducing the need for applications of insecticides

Agroceres, Asgrow, DEKALB, Stoneville, and Vistive branded seeds; Holden’s Foundation Seeds; Monsoy foundation seed; American Seeds, Inc. branded seed	Corn hybrids and foundation seed; soybean varieties and foundation seed; cotton varieties, hybrids and foundation seed; sunflower hybrids; sorghum grain and forage hybrids; oilseed rape and canola varieties; and wheat varieties and foundation seed

Seminis, Royal Sluis, Asgrow and Petoseed branded seeds	Vegetable and fruit seeds, including tomato, pepper, eggplant, melon, cucumber, pumpkin, squash, beans, broccoli, onions and lettuce

(1)	Monsanto also offers growers stacked-trait products, in which several traits are combined in a single seed product.

AGRICULTURAL PRODUCTIVITY SEGMENT

Major Products	End-Use Products and Applications

Roundup and other glyphosate-based herbicides	Nonselective agricultural, industrial, ornamental and turf applications for weed control

Harness, Degree, Lasso, Machete and other acetanilide-based Herbicides; other selective herbicides, such as Maverick, Certainty, Outrider, Leader and Monitor sulfosulfuron herbicides	Control of preemergent annual grass and small seeded broadleaf weeds in corn and soybeans; control of specific weeds in rice, wheat, turf, cotton, and barley and on roadsides

Lawn-and-garden herbicides	Residential lawn-and-garden applications for weed control

Posilac bovine somatotropin	Increase efficiency of milk production in dairy cows

Monsanto Choice Genetics genetics lines	Increase productivity and meat quality of swine

The above products may be sold under different brand names in different countries.

COMPETITION

The global markets for our products are highly competitive. With continued development and commercialization of new technologies and products, including biotechnology traits, we expect competition to intensify.

In our Seeds and Genomics segment, we compete with numerous multinational companies globally and with hundreds of smaller companies regionally. Other than in our newly acquired vegetable and fruit seed business, most of our seed competitors are also licensees of our germplasm or biotechnology traits. In certain countries, we also compete with government-owned seed companies. Growers who save seed from one year to the next also affect competitive conditions. Product performance (in particular, crop yield), customer support and service, intellectual property protection, and price are important elements of our market success. In addition, distributor, retailer and grower relationships are important in the United States and many other countries.

Our biotechnology traits compete as a system with other practices, including application of agricultural chemicals, and to a lesser degree, traits developed by other companies. Other agrichemical and seed marketers produce chemical and seed products that compete with our Roundup Ready and insect-control systems. Our consumer traits compete with other methods of managing and improving food quality. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies, state-funded programs, and academic institutions. Enabling technologies to enhance biotechnology trait development may also come from academic researchers and an array of biotechnology research companies. The primary factors underlying the competitive success of traits are performance and commercial viability, timeliness of introduction, value compared with other practices, governmental approvals, public acceptance, and environmental characteristics.

Competitive success in crop protection products depends on price, product performance, the quality of solutions offered to growers, market coverage, and the service provided to distributors, retailers and growers. Our agricultural herbicide products have five to 10 major global competitors. Competition from local or regional companies may also be significant. For additional information on competition for Roundup herbicides, see Item 7 under the headings: “MD&A — Outlook — Agricultural Productivity,” which is incorporated by reference herein.

MONSANTO COMPANY	2005 FORM 10-K

Our lawn-and-garden herbicides compete on product performance. We have fewer than five significant national competitors and a larger number of regional competitors in the United States. We are the only supplier of bovine somatotropin in the United States. The largest market for our lawn-and-garden herbicides and our bovine somatotropin products is the United States.

DISTRIBUTION OF PRODUCTS; CUSTOMERS

We have a worldwide distribution and sales and marketing organization for our seeds and traits and crop protection operations. We market our DEKALB, Asgrow and Stoneville branded germplasm (conventional and with biotech traits), and our vegetable and fruit seeds, to growers through distributors, independent retailers and dealers, agricultural cooperatives and agents. We also market our vegetable and fruit seeds direct to growers. Our American Seeds, Inc. (ASI) family of branded seeds is marketed primarily directly to growers as well as to growers through dealers, agricultural cooperatives and agents. We also license a broad package of our germplasm and trait technologies to seed companies that do business in the United States and certain international markets, which then market these products to growers. In Brazil and Paraguay, we have implemented a point-of-delivery, grain-based payment system, through which grain handlers contract with us to collect applicable biotech trait fees when growers deliver their grain.

We sell our crop protection products through distributors, independent retailers and dealers, agricultural cooperatives, and, in some cases outside the United States, directly to growers. We also sell certain of the chemical intermediates of our crop protection products to other major agricultural chemical producers, who then market their own branded products to growers.

We sell and ship our Posilac bovine somatotropin directly to U.S. dairy farmers. Outside the United States, we rely on a single exclusive distributor of this product. We deliver our swine genetics products directly to swine producers, who pay for the use of the genetics in upfront fees and/or royalties.

We market our lawn-and-garden herbicide products through The Scotts Miracle-Gro Company. For additional information, see Item 7, under the heading “MD&A — Agricultural Productivity Segment — Our Agreement with Scotts,” which is incorporated herein by reference.

While no single customer (including affiliates) represents more than 10 percent of our consolidated worldwide net sales, our three largest U. S. agricultural distributors and their affiliates represented, in aggregate, 13 percent of our worldwide net sales and 24 percent of our U.S. net sales in 2005. During 2005, one major U.S. distributor and its affiliates represented approximately 14 percent of the worldwide net sales for our Agricultural Productivity segment, and approximately 13 percent of the worldwide net sales for our Seeds and Genomics segment.

EMPLOYEE RELATIONS

As of Aug. 31, 2005, we employed approximately 16,500 regular employees worldwide and over 5,500 temporary employees in various world areas. However, the number of temporary employees employed by us varies greatly during the year due to the seasonal nature of our business. Relations between Monsanto and its employees are satisfactory.

ENVIRONMENTAL MATTERS

Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that can be released from our operations into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or parties who sent waste to these sites, without regard to fault or the lawfulness of the original disposal activity. These laws and regulations may be amended from time to time and may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. Consistent with a consent order with the State of Idaho, we have embarked on a multiyear project to design and install state-of-the-art air emission control equipment at the P4 Production,

MONSANTO COMPANY	2005 FORM 10-K

LLC facility at Soda Springs, Idaho. P4 Production is 99 percent owned by, and is operated by, Monsanto. While the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. Because of our investment in the Soda Springs project, our capital expenditures for environmental control facilities should be higher than normal in the next few years. Current estimates indicate that total company-wide capital expenditures for environmental compliance will be approximately $9 million in fiscal year 2006 and $20 million in fiscal year 2007.

In addition to potential liability for our own manufacturing locations and off-site disposal and formulation facilities, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (Separation Agreement), we were required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities primarily related to Pharmacia’s former agricultural and chemicals businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc., the former chemicals business of Pharmacia, assumed from Pharmacia in connection with its spinoff on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Both immediately prior to and since its filing for bankruptcy protection, Solutia has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we assumed the management and defense of certain of Solutia’s environmental matters. In the process of managing such environmental liabilities, we determined that it was probable that we would incur some expenses related to such environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, we have recorded a charge including, but not limited to, environmental liabilities, based on the best estimates by our management with input from our legal and other outside advisors.

For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding remediation of waste disposal sites and reserves for remediation, appearing in Note 23 — Commitments and Contingencies, which is incorporated herein by reference. For additional information relating to Solutia and the charge recorded with respect to Solutia, see “Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc.” in this section and Note 23.

INTERNATIONAL OPERATIONS

See information appearing in Item 7 under the heading “MD&A — Cautionary Statements Regarding Forward-Looking Statements — “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and information appearing in Note 24 — Segment and Geographic Data, which is incorporated herein by reference. More than 47 percent of Monsanto’s sales, 37 percent of our Seeds and Genomics segment’s sales, and 57 percent of our Agricultural Productivity segment’s sales were made outside the United States during fiscal year 2005.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

Monsanto has a broad portfolio of patents in the United States and many foreign countries that provide intellectual property protection for its products and processes.

We routinely obtain patents and/or plant variety protection for our breeding technology, germplasm, commercial varietal seed products, and for the parents of our commercial hybrid seed products. We also routinely obtain registration for our germplasm and commercial seed products in registration countries, such as Plant Variety Protection Act Certificates in the United States, and equivalent plant breeders’ rights in other countries. Monsanto’s insect-protection traits (including YieldGard Corn Borer and YieldGard Corn Rootworm traits in corn seed and Bollgard trait in cotton seed) are protected by patents that extend until at least 2011. Based on patent applications filed in 2002 and 2001, it is anticipated that the Bollgard II insect-protection trait will be patent-protected in the United States, and in other areas in which patent protection is sought, through 2022. Monsanto’s herbicide tolerant products (Roundup Ready traits in soybean, corn, canola and cotton seeds) are protected by U.S. patents that extend until at least 2014.

Patents protecting glyphosate, the active ingredient in Roundup herbicides, expired in the United States in 2000, and have expired in all other countries. Monsanto has several patents on its glyphosate formulations and manufacturing processes in the United States and other countries, some of which extend beyond 2015. Posilac bovine somatotropin is protected by a United States patent that expires in 2008 but is no longer fully protected by patents in other countries in which this product is

MONSANTO COMPANY	2005 FORM 10-K

sold. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire at varying dates ending March 2012; corresponding patents in other countries have varying terms.

Monsanto also holds licenses from other parties relating to certain products and processes. We have obtained various licenses in order to protect certain of our technologies used in the production of Roundup Ready seeds and certain of our technologies relating to pipeline products from claims of infringement of patents of others. These licenses last for the lifetimes of the applicable patents, after which no licenses will be required to use the respective patented technologies. Monsanto holds numerous licenses in connection with its genomics program, for example: a perpetual license to certain genomics technologies for use in the areas of plant agriculture and dairy cattle; perpetual licenses to patents expiring from 2018 to 2023 for classes of proprietary genes for the development of commercial traits in crops; perpetual licenses to functional characterizations of the company’s proprietary genes; and perpetual licenses to certain genomics sequences and certain genomics technologies. Monsanto has obtained perpetual licenses to chemicals used to make Harness herbicides and to manufacturing technology for Posilac bovine somatotropin.

We own a considerable number of established trademarks in many countries under which we market our products. Monsanto owns trademark registrations and files trademark applications for the names and many of the designs used on its branded products. Important company trademarks include Roundup (for herbicide products), Roundup Ready, Bollgard, Bollgard II and YieldGard (for traits), DEKALB, Asgrow, and Stoneville (for agricultural seeds), Seminis, Royal Sluis, Asgrow and Petoseed (for fruits, vegetables and agricultural seeds), and Posilac (for dairy productivity products). We have also recently filed numerous trademark applications for Vistive for low linolenic soybeans and soybean oil.

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

PRINCIPAL EQUITY AFFILIATES

In September 1998, we entered into an agreement (as amended from time to time, the Renessen Agreement) to form the Renessen LLC joint venture with Cargill, Incorporated. This joint venture combines our seed assets and technology capabilities with Cargill’s global grain processing, marketing and risk management infrastructure to develop and commercialize enhanced grain products in the processing and animal feed markets, and to increase returns on those products by greater participation in the value chain. Renessen began operations in January 1999. Cargill and we each have a 50 percent interest in Renessen. A governance board, on which Cargill and we each have equal representation, manages Renessen. With respect to Renessen, Cargill and we: (1) have committed to make equal contributions to fund the Renessen business plan that Cargill and we review and approve annually; (2) have granted Renessen a worldwide, fully paid-up, non-exclusive, non-royalty-bearing right and license to Cargill’s and our respective patents and other intellectual property needed for Renessen to pursue the approved business plan; (3) receive rights to use intellectual property developed by Renessen in other specified areas; and (4) have the opportunity to provide specified services to Renessen on a cost-paid or cost-plus-margin basis. Renessen’s products under development include grains designed to enhance processing efficiency and grain products designed to deliver better nutrition in animal feed. Pursuant to the Renessen Agreement, we perform the bulk of Renessen’s upstream research and development (R&D) activities. For the year ended Aug. 31, 2005, we charged Renessen $42 million for R&D expenses. The expenses that were charged to Renessen are not included in the $588 million of R&D expenses reflected in our Statement of Consolidated Operations for fiscal year 2005. Our equity affiliate expense related to Renessen was $33 million in fiscal year 2005, $36 million in fiscal year 2004, $26 million in the eight-month transition period ended Aug. 31, 2003, and $41 million in calendar year 2002, all of which is reflected in other expense — net in our Statement of Consolidated Operations. See information regarding Renessen in Note 26 — Equity Affiliates.

MONSANTO COMPANY	2005 FORM 10-K

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

Energy is available as required, but pricing is subject to market fluctuations from time to time. Recent hurricanes — Katrina and Rita — have seriously disrupted supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States. The result has been dramatic price escalation for certain raw materials and energy required for glyphosate production.

We produce directly, or contract with third-party growers for the production of, corn seed, soybean seed, canola seed, vegetable seeds, fruit seeds, cotton seed, sunflower seed and sorghum seed in growing locations throughout the world. The availability and cost of seed primarily depends on seed yields, weather conditions, grower contract terms, commodity prices and global supply and demand. We manage commodity price fluctuations through the use of futures contracts and other hedging mechanisms. Where practicable, we attempt to minimize the risks related to weather by producing seed at multiple growing locations and under irrigated conditions.

Different catalysts are used in various intermediate steps in the production of glyphosate. These are produced by two major catalyst manufacturers using our proprietary technology at various sites globally. These suppliers have additional capacity at other manufacturing locations. We manufacture and purchase disodium iminodiacetic acid (DSIDA), a key ingredient in the production of glyphosate. Until recently, we also maintained a facility at Texas City, Texas, in the event our primary external DSIDA supplier was unable to continue to meet our supply needs. As explained in “MD&A — Agricultural Productivity Segment — Agricultural Productivity Financial Performance for Fiscal Year 2005,” we will no longer maintain this facility; however, we do not expect this to adversely affect our supply of DSIDA. Our subsidiary P4 Production manufactures most of our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides, and we purchase the remainder through a third party supplier.

We are seeking U.S. Food and Drug Administration (FDA) approval to manufacture the finished dose formulation of Posilac bovine somatotropin at our facility in Augusta, Georgia. Sandoz GmbH, a wholly owned subsidiary of Novartis, manufactures and is our sole supplier of the finished dose formulation until we receive such approval. Supplies of Posilac have been limited while Sandoz completes corrections and improvements at its facility in response to issues raised by the FDA. In second quarter 2005, and again in third quarter 2005, we were able to increase the number of doses allocated among our customers, but expect the supply of Posilac to continue to be limited through most of calendar year 2006. For additional information regarding our Posilac supply, see Item 7 under the heading “MD&A — Outlook — Agricultural Productivity.”

RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $588 million and $509 million for the fiscal years 2005 and 2004, respectively; $312 million for the eight-month transition period ended Aug. 31, 2003; and $503 million for calendar year 2002. In addition, we also incurred charges of $266 million to write off acquired in-process research and development related to acquisitions during fiscal year 2005. See Note 5 — Business Combinations for additional information regarding these acquisitions.

SEASONALITY AND WORKING CAPITAL

For information on seasonality and working capital practices, see information in Item 7, under the heading “MD&A — Financial Condition, Liquidity, and Capital Resources,” incorporated herein by reference.

MONSANTO COMPANY	2005 FORM 10-K

RELATIONSHIPS AMONG MONSANTO COMPANY, PHARMACIA CORPORATION, PFIZER INC. AND SOLUTIA INC.

Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company (Former Monsanto) operated an agricultural products business (the Ag Business), a pharmaceuticals and nutrition business (the Pharmaceuticals Business) and a chemical products business (the Chemicals Business). Former Monsanto is today known as Pharmacia. Pharmacia is now a wholly owned subsidiary of Pfizer Inc., which together with its subsidiaries operates the Pharmaceuticals Business. Our business includes the operations, assets and liabilities that were previously the Ag Business. Solutia comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate and distinct corporations, and provides a brief background on the relationships among these corporations.

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

Item 3 — Legal Proceedings includes information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. Note 23 includes further information regarding litigation and environmental matters that we are managing pursuant to our obligation under the Separation Agreement to indemnify Pharmacia, Solutia’s bankruptcy, the related charge we recorded associated with certain of Solutia’s litigation and environmental obligations, and other arrangements between Solutia and us.

AVAILABLE INFORMATION

Our Internet Web site address is www.monsanto.com. We make copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge through our Web site, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a)

MONSANTO COMPANY	2005 FORM 10-K

of the Exchange Act are also available on the Web site by the end of the business day after filing. All of these materials are located in the “Investor Information” tab.

Our Web site also includes the following corporate governance materials, at the tab “Our Pledge,” our Code of Business Conduct, our Code of Ethics for Chief Executive and Senior Financial Officers, our Board of Directors Charter and Corporate Governance Guidelines, and charters of Board committees. These materials are available in print to any shareowner upon request by contacting the Office of the General Counsel, Monsanto Company, 800 North Lindbergh Blvd., St. Louis, MO 63167. Information on our Web site does not constitute part of this report.

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

Additional principal properties used by the Seeds and Genomics segment include seed conditioning plants at: Bellary, India; Constantine, Michigan; Eluru, India; Grinnell, Iowa; Kearney, Nebraska; Oxnard, California; Peyehorade, France; Phitsanoluk, Thailand; Trebes, France; Uberlândia, Brazil, and Villagran, Mexico. All of these properties are owned, except the land underlying our plant in Eluru, India, which is leased. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various locations.

The Agricultural Productivity segment has principal chemicals manufacturing facilities at the following locations: Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Camaçari, Brazil; Luling, Louisiana; Muscatine, Iowa; São Jose dos Campos, Brazil; Soda Springs, Idaho; and Zarate, Argentina. We lease the land underlying the facilities that we own in Alvin, Texas and Antwerp, Belgium. We also lease the manufacturing facility and land underlying that facility at Augusta, Georgia, with an option to buy, pursuant to an industrial revenue bond financing. We own the remainder of these properties.

We believe our principal properties are suitable and adequate for their use. Use of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. In certain instances, we have granted leases on portions of sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS

This section of the Report on Form 10-K provides information regarding material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities (as defined in Note 23). Information regarding certain legal proceedings and the possible effects on our business of litigation we are defending is disclosed in Note 23 under the subheading “Litigation and Indemnification” and is incorporated by reference herein. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting.

The following discussion provides information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible.

Patent and Commercial Proceedings

Monsanto and Mycogen Plant Science, Inc., an affiliate of Dow AgroSciences LLC, have been involved in interference proceedings in the U.S. Patent and Trademark Office to determine the first party to invent certain technology related to synthetic Bt technology. Under U.S. law, patents are issued to the first to invent, not the first to file for a patent on, a subject

MONSANTO COMPANY	2005 FORM 10-K

invention. On Jan. 29, 2004, the Board of Patent Appeals determined that our scientists were the first to invent synthetic Bt genes for expression in plants. As a result of this decision, we expect that our scientists will receive a patent covering this technology. On March 29, 2004, Mycogen Plant Science filed with the U.S. District Court for the Southern District of Indiana an appeal in which it seeks to have the decision of the Board of Patent Appeals reversed. There is currently no trial setting in this matter.

The following proceedings involve Syngenta AG and its affiliates:

•	On July 25, 2002, Syngenta Seeds, Inc. filed a suit against Monsanto, our wholly owned subsidiary DEKALB Genetics Corporation (DEKALB), Pioneer Hi-Bred International, Inc., Dow AgroSciences LLC, and Mycogen Plant Science, Inc. and Agrigenetics, Inc., collectively Mycogen Seeds, in the U.S. District Court for the District of Delaware alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect-protected transgenic corn, including our insect-protected corn traits. Syngenta Seeds seeks injunctive relief and monetary damages. On Nov. 29, 2004, Pioneer Hi-Bred International, Inc. announced that it had entered into a settlement with Syngenta Seeds with respect to this lawsuit. A trial on claims against the remaining parties was held beginning on Nov. 29, 2004. During the course of the trial, the Court ruled in favor of Monsanto and DEKALB on two of the patents. On Dec. 14, 2004, the jury returned a verdict in our favor, determining that the third patent was invalid. Post-trial motions are pending.

•	On May 10, 2004, Monsanto filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for declaratory judgment seeking a determination that, under its license from us for Roundup Ready soybeans, Syngenta Seeds is limited to commercializing its Roundup Ready soybeans under one product brand. This case is currently set for trial on Dec. 20, 2005.

•	On May 12, 2004, following an announcement by Syngenta that it acquired certain rights to a glyphosate-tolerant corn product known as GA21 corn and that it intended to commercialize GA21 corn in the United States, Monsanto filed suit against Syngenta’s affiliates Syngenta Seeds and Syngenta Biotechnology, Inc. in the U.S. District Court for the District of Delaware (the Shah case). Monsanto has various patent rights that cover GA21 corn, to which Syngenta holds no license. The Shah case alleges infringement of one of Monsanto’s patents involving glyphosate-tolerant crops and seeks an injunction against Syngenta’s sale of GA21 corn and damages for willful infringement of Monsanto’s patent. The Shah case, along with the Lundquist case discussed below, has been set for trial on May 30, 2006.

•	On July 28, 2004, Syngenta filed suit against Monsanto in the U.S. District Court for the District of Delaware, alleging that Monsanto has monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed (the Antitrust Action). Syngenta seeks an unspecified amount of damages and injunctive relief. On March 24, 2005, the District Court granted Monsanto’s motion to consolidate the Antitrust Action into and with the Shah case for discovery. In July 2005, Monsanto filed counterclaims against Syngenta, Syngenta Seeds, and affiliated companies for misappropriation of property and false advertising. Trial of the Antitrust Action has been set for Jan. 7, 2007.

•	On July 27, 2004, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U. S. District Court for the Northern District of Illinois alleging infringement of two of DEKALB’s patents pertaining to fertile transgenic corn (the Lundquist case). DEKALB is seeking an injunction against the sale of GA21 corn by Syngenta Seeds and Syngenta Biotechnology and damages for willful infringement of its patents. On May 19, 2005, the U.S. District Court for the Northern District of Illinois transferred DEKALB’s lawsuit to the U.S. District Court for the District of Delaware. It has since been consolidated for discovery with the Shah case and the Antitrust Action, described above, and for trial with the Shah case. The Shah and Lundquist cases have been set for trial commencing May 30, 2006.

•	On Aug. 25, 2005, Syngenta filed suit against Monsanto seeking access to our new patented next generation glyphosate-tolerant soybean technology under a license for our current soybean technology that we previously entered into with Ciba Seeds, which is now owned by Syngenta. This case has no trial setting.

On July 26, 2005, American Seed Company filed a purported class action against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed

MONSANTO COMPANY	2005 FORM 10-K

essentially restates the allegations made by Syngenta in the Antitrust Action and has moved to consolidate discovery and trial of this matter with the Syngenta Antitrust Action. We have opposed that motion and have moved to transfer the case to the U.S. District Court for the Eastern District of Missouri and to consolidate it with an action we already have pending against American Seed for unpaid royalties.

Efforts continue to develop point-of-delivery grain-based payment systems in Argentina and Uruguay. As part of that process, we tested soy on two ships from Argentina bound for ports in Europe and determined that the soybeans contained our glyphosate tolerant technology for which we hold patent rights in Europe but for which no license had been obtained. We then initiated two patent infringement actions (styled Monsanto Europe N.V. v. Cefetra, Rechtbank, ’s-Gravenhage, Holland, and Monsanto Europe N.V. v. Den Lokale Andel, A.m.d.A., et al., Danish High Court, Eastern Division) against the importers of the infringing material. It is likely that these court cases in Europe will be required to determine the applicability of patent rights for Roundup Ready soybeans grown in Argentina and exported to Europe. These cases may take two or more years to be completed.

Grower Lawsuits

On Feb. 14, 2000, a lawsuit (Randy Blades, et al v. Monsanto Company, Cause No. 00-403JLF) was filed in U.S. District Court for the Southern District of Illinois, on behalf of five farmers purporting to represent various classes of farmers and alleging that we and others violated antitrust laws by allegedly fixing the price of seed containing biotech traits and violated tort and international law through the commercialization of biotech traits. After the lawsuit was transferred to the U.S. District Court for the Eastern District of Missouri, the District Court, on Sept. 22, 2003, granted our motion for summary judgment on all the plaintiffs’ tort claims, including all claims relating to alleged violations of laws and unspecified international laws by offering for sale genetically modified seed. On Oct. 1, 2003, the District Court denied the plaintiffs’ motion to certify for class action status the plaintiffs’ claims that we and the other defendants have violated various antitrust claims. On March 7, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s decision denying class certification of the plaintiffs’ antitrust claims. On June 30, 2005, the plaintiffs filed a motion to amend their complaint, dropping all claims involving transgenic corn and seeking to certify a class only of growers of glyphosate-tolerant soybeans from the states of Minnesota, Iowa, Illinois and Indiana. We will oppose certification of any such class on multiple grounds, including that it would be inconsistent with the prior decisions on class certification made by the District Court and the Eighth Circuit Court of Appeals.

Starting the week of March 7, 2004, after the claims of the plaintiffs described above were denied class certification by the U.S. District Court for the Eastern District of Missouri, a series of purported class action cases were filed in 14 different state courts against Monsanto and Pioneer. The suits allege that Monsanto and Pioneer conspired to violate various state competition and consumer protection laws by allegedly fixing the price at which Monsanto’s various biotechnology traits would be sold and by artificially inflating the prices of genetically modified seed and imposing excessive technology fees, prohibiting the reuse of modified seed, or requiring the use of specified herbicides with the seed. As a result of an agreement between plaintiffs’ counsel and the defendants, all of these cases have been or are in the process of being removed to federal court and transferred to the Eastern District of Missouri, except for one case pending in state court in Tennessee, which has different plaintiff’s counsel. No trial dates have been set for these matters.

Proceedings Related to Delta and Pine Land Company

On Jan. 18, 2000, Delta and Pine Land Company reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1.0 billion, as well as punitive damages, resulting from an alleged failure to exercise reasonable efforts to complete a merger between the two companies. The amended complaint alleges that the former Monsanto Company tortiously interfered with Delta and Pine Land’s prospective business relations by feigning interest in the merger so as to keep Delta and Pine Land from pursuing transactions with other entities. On Sept. 9, 2003, the Court granted Monsanto’s motion to file a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land’s fraudulent nondisclosure of material information and substantial damages including recoupment of the $83 million breakup fee previously paid to Delta and Pine Land. On Oct. 8, 2004, the Court granted Monsanto’s motion for partial summary judgment, which eliminated a significant element of Delta and Pine Land’s damages claim against Monsanto. On Feb. 15, 2005, the Mississippi Supreme Court granted review of the trial court’s decision on partial summary judgment and on the admissibility and use of certain documents at trial. The Mississippi Supreme Court has not set a hearing date to address those matters; however, in the meantime it has ordered a stay of all proceedings at the trial court level. No trial date has been set for this matter.

MONSANTO COMPANY	2005 FORM 10-K

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

Agent Orange Proceedings

Various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. After the U.S. Supreme Court allowed new claims to proceed notwithstanding a prior class action settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, as part of In re Agent Orange Product Liability Litigation, MDL 381 (MDL), a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States. In 1984, a settlement in the MDL proceeding concluded all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense. Plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeals for the Second Circuit.

A purported class action suit, styled VAVAO, et al. v. The Dow Chemical Company, et al., was filed in the U.S. District Court for the Eastern District of New York by the Vietnam Association of Victims of Agent Orange (VAVAO) alleging that the manufacturers of Agent Orange conspired with the U.S. government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case was also assigned to Judge Weinstein. On March 10, 2005, the District Court granted the motions to dismiss and for summary judgment filed by Monsanto and other defendants in this case. Plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeals for the Second Circuit.

Certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Plaintiffs allege that they were exposed to herbicides, and that they suffered injuries or their children suffered birth defects as a result. Three separate complaints filed in October 1999 are being handled collectively and currently involve approximately 16,700 plaintiffs. The complaints seek damages of 300 million won (approximately $287,000) per plaintiff. On May 23, 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the plaintiffs on the basis of lack of causation and statutes of limitations. Plaintiffs have filed an appeal de novo with the Seoul High Court and the parties have engaged in the briefing process required by that court. The Seoul High Court initially held its last formal hearing on this matter on Oct. 4, 2004. However, in September 2005, the court issued an order reopening hearings, although no new date has been set. A decision is pending.

Environmental Proceedings

On Oct. 20, 2004, the EPA issued a Notice of Violation to P4 Production, LLC alleging violations of federal and state hazardous waste management regulations at P4 Production’s phosphorus manufacturing plant in Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject P4 Production to civil penalties. We are working with the EPA to reach a resolution of this matter.

Proceedings Related to Pension Plan

On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against us and the Monsanto Company Pension Plan, which we refer to as the “Plan.” The suit claims that the Plan underpaid certain benefits and violated federal law against age discrimination from Jan. 1, 1997 (when the Plan was sponsored by Pharmacia, then known as Monsanto Company), and continuing to the present. On July 13, 2004, we tendered defense of this suit to Pharmacia pursuant to the terms of the Separation Agreement and demanded that Pharmacia (a) defend us or pay our costs of defense, and (b) indemnify us for any liabilities arising from the lawsuit. Pharmacia has rejected our tender. The action is currently stayed while the plaintiffs exhaust their administrative remedies under the Plan. There is no trial setting for this matter.

MONSANTO COMPANY	2005 FORM 10-K

SEC/DOJ Undertakings

During an internal audit and follow-up review conducted by management and outside counsel, we discovered improper payments and related financial irregularities in connection with our Indonesian affiliates, which we reported to the SEC Staff in November 2002, and thereafter provided a report to the SEC Staff and the Department of Justice (DOJ). In January 2005, we reached a resolution with the SEC and DOJ on the resulting related investigations. The SEC Order requires us to cease and desist from any further violations of the Foreign Corrupt Practices Act (FCPA) and to pay a penalty of $500,000, which we have paid. We also entered into a Deferred Prosecution Agreement (DPA) with DOJ, which was approved by the court as of January 2005. Under the DPA, we paid a penalty of $1 million and agreed to continue our compliance program. Both the SEC Order and the DPA require us to retain for a period of three years an independent consultant to review and evaluate our policies and procedures to ensure compliance with the FCPA. If we comply with the terms of the DPA for three years, the charges deferred under the DPA will be permanently dismissed. The independent consultant began his review in March 2005. We are cooperating with the independent consultant’s review and continuing to execute and implement improvements to our FCPA compliance program.

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

Proceedings Related to Solutia’s Assumed Liabilities

On June 5, 2003, in an action styled Solutia Inc. and Pharmacia Corporation v. McWane, Inc. et al., Solutia and Pharmacia filed suit in the U.S. District Court for the Northern District of Alabama against 19 parties to force them to pay a share of past and future investigation and cleanup costs in Anniston, Alabama, under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The defendants are owners and operators of manufacturing facilities that Solutia/Pharmacia believed were responsible for a major share of the PCB contamination found throughout Anniston. Monsanto and Solutia have arranged for the continued management and prosecution of this suit, following Solutia’s Chapter 11 filing. However, the EPA is offering to certain of the defendants to this suit contribution protection under CERCLA for both lead and PCB related cleanup costs in Anniston. On Oct. 11, 2005, we filed comments contesting the EPA’s offer of contribution protection.

See Note 23 for additional information regarding legal proceedings related to Solutia’s Assumed Liabilities.

See “MD&A — Cautionary Statements Regarding Forward-Looking Statements,” in Part II — Item 7 of this Form 10-K, which is incorporated herein by reference, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

MONSANTO COMPANY	2005 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Nov. 1, 2005, was 51,855.

The original quarterly dividend rate adopted by the board of directors following the initial public offering (IPO) in October 2000 was $0.12. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.13, in May 2004 to $0.145, and in December 2004 to $0.17.

The following table sets forth dividend declarations, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal year 2005 and 2004 quarters indicated.

	1st	2nd	3rd	4th	Fiscal
Dividends per Share	Quarter	Quarter	Quarter	Quarter	Year

2005	$—	$0.17	$0.17	$0.34 (1)	$0.68

2004	$0.13	$0.13	$0.275 (2)	$0.145	$0.68

		1st	2nd	3rd	4th	Fiscal
Common Stock Price		Quarter	Quarter	Quarter	Quarter	Year

2005	High	$46.65	$59.64	$65.60	$69.23	$69.23
	Low	34.15	45.75	55.51	57.31	34.15

2004	High	$27.54	$34.95	$37.09	$38.50	$38.50
	Low	23.08	25.70	31.36	34.00	23.08

(1)	During the period from June 1, 2005, through Aug. 31, 2005, Monsanto declared two dividends, $0.17 per share on June 21, 2005, and $0.17 per share on Aug. 2, 2005.

(2)	During the period from March 1, 2004, through May 31, 2004, Monsanto declared two dividends, $0.13 per share on March 2, 2004, and $0.145 per share on May 4, 2004.

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the fourth quarter of fiscal year 2005 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
			Purchased as Part of	Value of Shares that May
	(a) Total Number of	(b) Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share(1)	or Programs	the Plans or Programs

June 2005:
June 1, 2005, through June 30, 2005	262,600	$60.86	262,600	$69,558,097
July 2005:
July 1, 2005, through July 31, 2005	1,126,557 (2)	$61.83	1,121,544	$—
August 2005:
Aug. 1, 2005, through Aug. 31, 2005	—	$—	—	$—

Total	1,389,157	$61.65	1,384,144	$—

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Includes 5,013 shares purchased by an affiliated purchaser through the exercise of stock options with an average exercise price of $20.13.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. In July 2005, the company announced that it had completed its $500 million share repurchase program a year ahead of the authorized expiration period.

MONSANTO COMPANY	2005 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

				Eight Months
(Dollars in millions, except per share and pro	12 Months Ended Aug. 31,			Ended Aug. 31,		Year Ended Dec. 31,
forma share amounts)	2005	2004	2003	2003	2002	2002	2001	2000

Operating Results:
Net sales(1,2,3)	$6,294	$5,423	$4,924	$3,378	$3,129	$4,674	$5,450	$5,457
Income from operations	742	603	676	483	151	344	672	567
Income from continuing operations	157	266	98	—	48	146	318	196
Income (loss) on discontinued operations(3)	98	1	(18)	(11)	(11)	(17)	(23)	(21)
Cumulative effect of a change in accounting principle(1,4,5)	—	—	(12)	(12)	(1,822)	(1,822)	—	(26)
Net income (loss)	255	267	68	(23)	(1,785)	(1,693)	295	149
Basic Earnings (Loss) per Share and per Pro Forma Share(6):
Income from continuing operations	$0.59	$1.01	$0.37	$—	$0.18	$0.56	$1.23	$0.76
Income (loss) on discontinued operations(3)	0.37	—	(0.06)	(0.04)	(0.04)	(0.07)	(0.09)	(0.08)
Cumulative effect of accounting change(1,4,5)	—	—	(0.05)	(0.05)	(7.00)	(6.99)	—	(0.10)
Net income (loss)	0.96	1.01	0.26	(0.09)	(6.86)	(6.50)	1.14	0.58
Diluted Earnings (Loss) per Share and per Pro Forma Share(6):
Income from continuing operations	$0.58	$0.99	$0.37	$—	$0.18	$0.56	$1.21	$0.76
Income (loss) on discontinued operations(3)	0.36	—	(0.06)	(0.04)	(0.04)	(0.07)	(0.09)	(0.08)
Cumulative effect of accounting change(1,4,5)	—	—	(0.05)	(0.05)	(6.92)	(6.94)	—	(0.10)
Net income (loss)	0.94	0.99	0.26	(0.09)	(6.78)	(6.45)	1.12	0.58
Financial Position at end of Period:
Total assets(7)	$10,579	$9,164	$9,536	$9,536	$9,175	$8,949	$11,454	$11,731
Working capital(7,8)	2,485	3,037	2,920	2,920	2,804	2,537	2,373	2,213
Current ratio(7,8)	2.15:1	2.60:1	2.45:1	2.45:1	2.62:1	2.36:1	1.99:1	1.80:1
Long-term debt	1,458	1,075	1,258	1,258	1,148	851	893	962
Debt-to-capital(9)	24%	22%	23%	23%	27%	19%	19%	19%
Other Data (applicable for periods subsequent to IPO):(10)
Dividends per share(11,12)	$0.68	$0.68	$0.49	$0.25	$0.24	$0.48	$0.48	$0.09
Stock price per share:
High	$69.23	$38.50	$26.35	$26.35	$33.29	$33.290	$38.800	$27.380
Low	$34.15	$23.08	$13.55	$13.55	$13.01	$13.010	$26.875	$19.750
End of period	$63.84	$36.60	$25.71	$25.71	$18.37	$19.130	$33.800	$27.060
Basic shares outstanding	266.8	264.4	261.6	261.7	260.3	260.7	258.1	258.0
Diluted shares outstanding	272.7	269.2	261.8	262.1	263.2	262.6	263.6	258.5

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results. In July 2003, Monsanto’s board of directors approved a change in the company’s fiscal year end from December 31 to August 31. Accordingly, data presented in this report for the period from Jan. 1, 2003, through Aug. 31, 2003, is otherwise known as the transition period. For all periods except the 12 months ended Aug. 31, 2003, and the eight months ended Aug. 31, 2002, the operating results data, earnings (loss) per share and per pro forma share data, and financial position data set forth above are derived from Monsanto Company’s audited consolidated financial statements. For the 12-month period ended Aug. 31, 2003, and the eight-month period ended Aug. 31, 2002, this data is derived from unaudited consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

(1)	In 2000, Monsanto adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. Monsanto’s adoption of SAB 101 primarily affected its recognition of license revenues from biotechnology traits sold through third-party seed companies. Monsanto adopted the provisions of SAB 101 as an accounting change, recognizing as a cumulative effect of a change in accounting principle a loss of $26 million aftertax ($0.10 per basic and diluted pro forma share) effective Jan. 1, 2000.

(2)	In first quarter 2005, Monsanto formed American Seeds, Inc. (ASI), which acquired Channel Bio Corp., and the company acquired the North American canola seed businesses of Advanta Seeds from Advanta B.V. In third quarter 2005, Monsanto completed three acquisitions: Seminis, Inc., the Emergent Genetics cotton business, and NC+ Hybrids Inc., which was acquired by ASI. See Part II — Item 8 — Note 5 — Business Combinations for further details of these acquisitions.

(3)	In second quarter 2005, Monsanto committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, the company sold substantially all of these businesses. As part of the fiscal year 2004 restructuring plan, Monsanto announced plans to exit the European breeding and seed business for wheat and barley, and to discontinue the plant-made pharmaceuticals program. In the fourth quarter of fiscal year 2004, Monsanto finalized the sale of assets associated with the company’s European wheat and barley business. Accordingly, these businesses have been presented as discontinued operations in the Statement of Consolidated Operations for all periods presented above. As of Aug. 31, 2005, the remaining assets and liabilities of the environmental technologies businesses were recorded as assets and liabilities of discontinued operations in the Statement of Consolidated Financial Position. See Part II — Item 8 — Note 28 — Discontinued Operations for further details of these dispositions.

(4)	In 2002, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of this new accounting standard, Monsanto recognized a transitional goodwill impairment charge of $1.8 billion aftertax effective Jan. 1, 2002.

(5)	In 2003, Monsanto adopted SFAS No. 143, Accounting for Asset Retirement Obligations. In connection with the adoption of this new accounting standard, Monsanto recorded a cumulative effect of accounting change of $12 million aftertax ($0.05 per basic and diluted share) effective Jan. 1, 2003.

(6)	For 2000, basic earnings per pro forma share were calculated using 258 million weighted-average common shares outstanding, and diluted earnings per pro forma share were calculated using 258 million weighted-average common shares outstanding plus the effect of dilutive common share equivalents totaling 0.5 million, consisting of outstanding stock options.

(7)	Certain prior-year amounts have been reclassified to conform with the current-year presentation.

(8)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(9)	Debt-to-capital is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity. Fluctuations in our debt-to-capital ratio from December 31 to August 31 were affected by the seasonality of our business.

(10)	Prior to Sept. 1, 2000, Monsanto was the agricultural business of Pharmacia Corporation. In October 2000, Monsanto completed an IPO.

(11)	The dividend of $0.09 per share on the company’s common stock declared in the fourth quarter of calendar year 2000 is prorated. It was based on a quarterly dividend rate of $0.12 per share, which reflected a policy adopted by the board of directors following Monsanto’s IPO in October 2000. The board of directors increased the company’s dividend rate in April 2003 to $0.13, in May 2004 to $0.145, and in December 2004 to $0.17.

(12)	In fiscal year 2004, there were five dividends declared. In first and second quarters of 2004, the company declared a dividend of $0.13 per share. In the third quarter of 2004, Monsanto declared two dividends of $0.13 per share and $0.145 per share, totaling $0.275 per share. In the fourth quarter of 2004, the company declared a dividend of $0.145 per share. In fiscal year 2005, the company declared four dividends of $0.17 per share.

MONSANTO COMPANY	2005 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

Monsanto Company, along with its subsidiaries, is a global provider of agricultural products for farmers. We produce leading seed brands, including DEKALB, Asgrow, Seminis and Stoneville, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We provide other seed companies with genetic material and biotechnology traits for their seed brands. We also manufacture Roundup brand herbicides and other herbicides. Our seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity, reduce the costs of farming, and produce healthier foods for consumers and better feed for animals. We also provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and traits businesses, and genetic technology platforms. The Agricultural Productivity segment consists of our crop protection products (Roundup and other glyphosate-based herbicides and selective chemistries), animal agriculture businesses and lawn-and-garden herbicide products. More than 47 percent of our total company sales, 37 percent of our Seeds and Genomics segment sales, and 57 percent of our Agricultural Productivity segment sales were made outside the United States during fiscal year 2005.

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, we sold substantially all of these businesses. In fiscal year 2004, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and we sold the assets associated with our European wheat and barley business. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. See Item 8 — Note 28 — Discontinued Operations — for further details. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for fiscal years 2005 and 2004, the eight months ended Aug. 31, 2003, and calendar year 2002, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of Aug. 31, 2005, the Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

MD&A should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part II — Item 8 — Financial Statements and Supplementary Data — of this Report on Form 10-K. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. As discussed in Part I — Item 1 — Business, Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise indicated, in MD&A, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in special type. Unless otherwise indicated, references to “Roundup herbicides” mean Roundup branded herbicides, excluding all lawn-and-garden herbicides, and references to “Roundup and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

Change in Fiscal Year End

In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. This change aligned our fiscal year more closely with the seasonal nature of our business. References to 2005 and 2004 refer to the fiscal years ended Aug. 31, 2005, and Aug. 31, 2004, respectively. MD&A compares fiscal year 2005 with fiscal year 2004, and compares fiscal year 2004 with the consolidated financial statements for the 12 months ended Aug. 31, 2003. MD&A also compares the consolidated financial statements for the eight months ended Aug. 31, 2003 (the transition period) with the consolidated financial statements for the eight months ended Aug. 31, 2002, and compares calendar year

MONSANTO COMPANY	2005 FORM 10-K

2002 with calendar year 2001. Although this report does not present the consolidated financial statements for the 12 months ended Aug. 31, 2003, and for the eight months ended Aug. 31, 2002, we have included summary information in MD&A for these periods for comparability purposes because of the seasonality of our business.

Throughout MD&A, data for all periods except for the 12 months ended Aug. 31, 2003, and for the eight months ended Aug. 31, 2002, are derived from our audited consolidated financial statements, which appear in this report. All data for the 12 months ended Aug. 31, 2003, and for the eight months ended Aug. 31, 2002, are derived from our unaudited consolidated financial statements, which are not presented herein. Summary financial information for the eight-month period ended Aug. 31, 2002, can be found in Note 4 — Change in Fiscal Year End.

Non-GAAP Financial Measures

MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with U.S. GAAP.

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statement of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 24 — Segment and Geographic Data — for a reconciliation of EBIT to net income (loss) for fiscal years 2005 and 2004, the transition period and calendar year 2002.

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operations and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity, and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided (required) by operations and net cash provided (required) by investing activities on the Statement of Consolidated Cash Flows.

Executive Summary

Consolidated Operating Results — Net sales increased $871 million in the 12-month comparison as a result of the fiscal year 2005 acquisitions, higher trait revenues in the United States, higher corn seed sales in the United States, and higher cotton trait revenues in Australia and India. Net income in 2005 was $0.94 per share, compared with $0.99 per share in 2004.

The following factors affected the 12-month comparison:

2005:

•	We wrote off acquired in-process research and development (IPR&D) of $266 million related to the acquisitions. The majority of the write-off was related to the Seminis Inc. (Seminis) acquisition.

•	We recorded an after-tax charge of $175 million ($284 million pretax), or $0.64 per share, associated with certain liabilities in connection with the Solutia bankruptcy (see Note 23 — Commitments and Contingencies).

MONSANTO COMPANY	2005 FORM 10-K

•	We recorded a deferred tax benefit of $106 million, or $0.39 per share, as a result of the loss incurred on the European wheat and barley business (see Note 12 — Income Taxes). Of this tax benefit, $20 million was recorded in continuing operations, and $86 million was recorded in discontinued operations.

2004:

•	We recorded a goodwill impairment of $64 million aftertax, or $0.24 per share, related to our global wheat business.

•	After-tax restructuring charges of $98 million, or $0.36 per share, were recorded in continuing operations.

Financial Condition, Liquidity, and Capital Resources — In fiscal year 2005, net cash provided by operations was $1.7 billion, compared with $1.3 billion in fiscal year 2004. Net cash required by investing activities was $1.7 billion in 2005, compared with $262 million in 2004. As a result, our free cash flow, as defined in the “Overview — Non-GAAP Financial Measures” section of MD&A, was $70 million in 2005, compared with $999 million in 2004. In first quarter 2005, we formed American Seeds, Inc. (ASI), which acquired Channel Bio Corp. (Channel Bio), and we acquired the North American canola seed businesses of Advanta Seeds (Advanta) from Advanta B.V. These acquisitions required a cash outlay of $173 million. In third quarter 2005, we completed three acquisitions: Seminis, the Emergent Genetics cotton business (Emergent), and NC+ Hybrids Inc. (NC+ Hybrids), which was acquired by ASI. These acquisitions required a cash outlay of $1.3 billion. Seminis, the largest of the three, is the global leader in the vegetable and fruit seed industry. In August 2003, we participated in a global settlement, which included Solutia and Pharmacia, relating to certain polychlorinated biphenyl (PCB) litigation in Alabama. In 2004, we used $400 million in cash to fund the PCB litigation settlement, and we received net insurance proceeds of $72 million, which resulted in a net use of cash of $328 million. The $72 million was part of approximately $155 million that we expect to be reimbursed by commercial insurance, which $69 million was outstanding as of Aug. 31, 2005.

We borrowed commercial paper of $600 million in March 2005 to fund a portion of the Seminis acquisition, and $680 million in April 2005 primarily to fund a tender offer for the Seminis 10 1/4% Senior Subordinated Notes and the Emergent acquisition. In May 2005, we filed a shelf registration with the SEC (2005 shelf registration) that allowed us to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the May 2002 shelf registration statement). In fourth quarter 2005, we repaid substantially all of the commercial paper, and we issued $400 million of 5 1/2% Senior Notes due 2035. As of Aug. 31, 2005, $1.6 billion remained available under our 2005 shelf registration for future offerings. Further, certain medium-term notes that were outstanding as of Aug. 31, 2004, matured and were repaid in 2005. As of Aug. 31, 2005, we had $2.0 billion in unused revolving credit facilities, which are available to support commercial paper borrowings. See the “Financial Condition, Liquidity, and Capital Resources” section of MD&A for a more detailed discussion of the items in this section.

Outlook — We have evolved to a company led by its strengths in seeds and biotechnology traits as a means of delivering value to our customers. We aim to continually improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers and better feed for animals. Our current research-and-development strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. We aspire to bring new solutions to our customers’ unmet needs, for example, crops with improved oil and protein composition or with drought tolerance. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. Our biotechnology and trait pipeline is focused on products that provide beneficial genetic traits to enhance plants’ growth or to provide nutritional or other benefits to farmers, food and feed processors, or consumers. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products. As a key determinant of our ability to launch new products, we have focused on aspects of the process we can control. We also continue to focus on different sales and distribution opportunities for our products.

As discussed in the previous section, we completed five acquisitions in 2005. Seminis is well positioned to capitalize on the fast-growing vegetable and fruit segment of the agriculture industry, and the acquisition expands our ability to grow. We aim to improve and to grow the Seminis business by applying our molecular breeding and marker capabilities to its library of vegetable and fruit germplasm. Further, the addition of Emergent completes a strategic cotton germplasm and traits platform

MONSANTO COMPANY	2005 FORM 10-K

modeled on our branded and licensing strategies for corn and soybeans. Over the next year, we plan to focus on three areas: accelerating the potential growth of these new businesses, executing our business plan, and strengthening our balance sheet.

Roundup herbicides remain the market leader. We are focused on optimizing the supply chain and managing the costs associated with our agricultural chemistry business as that sector matures globally. The mix of our glyphosate products sold reflects the increased competitive dynamics of the marketplace.

We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (defined in Note 23), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. See Note 23 for further details. Accordingly, in first quarter 2005, we recorded a pretax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia’s bankruptcy. The charge may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process.

See the “Outlook” section of MD&A for a more detailed discussion of certain of the opportunities, challenges and risks we have identified for our business.

MONSANTO COMPANY	2005 FORM 10-K

RESULTS OF OPERATIONS

	12 Months Ended Aug. 31,
				% Change
				2005 vs.	2004 vs.
(Dollars in millions, except per share amounts)	2005	2004	2003(1)	2004	2003

Net Sales	$6,294	$5,423	$4,924	16%	10%
Gross Profit	3,004	2,527	2,273	19%	11%
Operating Expenses:
Selling, general and administrative expenses	1,334	1,128	1,018	18%	11%
Bad-debt expense	67	106	66	(37)%	61%
Research and development expenses	588	509	482	16%	6%
Acquired in-process research and development (see Note 5)	266	—	—	NM	—
Impairment of goodwill	—	69	—	(100)%	NM
Restructuring charges — net	7	112	31	(94)%	261%

Total Operating Expenses	2,262	1,924	1,597	18%	20%

Income from Operations	742	603	676	23%	(11)%
Interest expense	115	91	87	26%	5%
Interest income	40	34	24	18%	42%
Solutia-related expenses (see Note 23)	309	58	—	NM	NM
PCB litigation settlement expense — net	—	—	396	—	(100)%
Other expense — net	97	94	75	3%	25%

Income from Continuing Operations Before Income Taxes	261	394	142	(34)%	177%
Income tax provision	104	128	44	(19)%	191%

Income from Continuing Operations	157	266	98	(41)%	171%
Discontinued Operations (see Note 28):
Income (loss) from operations of discontinued businesses	11	(6)	(28)	283%	79%
Income tax benefit	(87)	(7)	(10)	NM	30%

Income (Loss) on Discontinued Operations	98	1	(18)	NM	106%

Income Before Cumulative Effect of Accounting Change	255	267	80	(4)%	234%
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit	—	—	(12)	—	100%

Net Income	$255	$267	$68	(4)%	293%

Diluted Earnings (Loss) per Share:
Income from continuing operations	$0.58	$0.99	$0.37	(41)%	168%
Income (loss) on discontinued operations	0.36	—	(0.06)	NM	100%
Cumulative effect of accounting change	—	—	(0.05)	—	100%

Net Income	$0.94	$0.99	$0.26	(5)%	281%

(1) Results of operations for the 12 months ended Aug. 31, 2003, were derived from unaudited consolidated financial statements.
NM = Not Meaningful

Effective Tax Rate (continuing operations)	40%	32%	31%

Comparison as a Percent of Net Sales:
Gross profit	48%	47%	46%
Selling, general and administrative expenses (excluding bad-debt expense)	21%	21%	21%
Research and development expenses (excluding acquired IPR&D)	9%	9%	10%
Total operating expenses	36%	35%	32%
Income from continuing operations before income taxes	4%	7%	3%
Net income	4%	5%	1%

Overview of Financial Performance (2005 compared with 2004)

The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2005 with fiscal year 2004:

Net sales increased 16 percent, or $871 million, in the 12-month comparison, with 7 percent of that growth coming from our acquisitions and 9 percent from organic growth in our core business. The net sales improvement by our Seeds and Genomics segment of 40 percent, or $932 million, more than offset the decline in net sales of our Agricultural Productivity segment of 2 percent, or $61 million. In 2005, net sales for the Seeds and Genomics segment represented over half of total company sales for the first time. The following table presents the percentage changes in 2005 worldwide net sales by segment compared with the prior year, including the effect volume, price, foreign exchange and acquisitions had on these percentage changes:

MONSANTO COMPANY	2005 FORM 10-K

	2005 Percentage Change in Net Sales vs. Prior Year
	Monsanto Standalone
					Impact of 2005
	Volume	Price	Currency	Subtotal	Acquisitions	Net Change

Seeds and Genomics Segment	11%	11%	2%	24%	16%	40%
Agricultural Productivity Segment	0%	(5)%	3%	(2)%	—	(2)%
Total Monsanto Company	5%	1%	3%	9%	7%	16%

For a more detailed discussion of the factors affecting the net sales comparison, see the “Overview — Executive Summary,” the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections of MD&A.

Gross profit increased 19 percent in the 12-month comparison. Total company gross profit as a percent of sales improved 1 percentage point to 48 percent, which was attributable to the Seeds and Genomics segment. In fiscal year 2005, the Seeds and Genomics segment represented 52 percent of total company net sales and 66 percent of total company gross profit. Gross profit as a percent of sales for the Agricultural Productivity segment declined 3 percentage points to 34 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.

Operating expenses increased 18 percent, or $338 million, in fiscal year 2005 from the prior-year comparable period, primarily because of the $266 million IPR&D write-off and higher selling, general and administrative (SG&A) expenses associated with the acquired businesses. Somewhat offsetting these increases were higher restructuring charges, the $69 million pretax global wheat goodwill impairment and higher bad-debt expense in 2004.

SG&A expenses increased 18 percent, or $206 million, in the 12-month comparison. The largest component was SG&A expenses for the acquired businesses. Also, we recorded higher incentive compensation expense, which was commensurate with our improved operational results this year. The European cost savings related to prior-year restructuring actions were more than offset by the effect of exchange rates on European SG&A expenses in 2005. As a percent of net sales, SG&A expenses were flat at 21 percent in both fiscal years 2005 and 2004.

Bad-debt expense decreased $39 million, or 37 percent, in the 12-month comparison. In fiscal year 2004, we continued to restructure our Argentine business model and to monitor unfavorable economic and business conditions, which led to increased credit exposure. As a result, in 2004 after performing a thorough review of our past-due trade receivables, we recorded higher bad-debt expense for exposures related to estimated uncollectible Argentine trade receivables. In 2005, bad-debt expense continued to be concentrated in our Latin American business (see the “Outlook” section of MD&A for a discussion of our credit exposure in Brazil as a result of current economic conditions).

Research and development (R&D) expenses increased 16 percent, or $79 million, in fiscal year 2005 from the comparable period a year ago. R&D expenses increased because of spending incurred by the acquired businesses and higher amortization expense related to the acquired businesses. Also, we incurred higher employee-related costs in 2005. As a percent of net sales, R&D expenses were 9 percent in both fiscal years 2005 and 2004.

In first quarter 2005, we recorded charges of $12 million for the write-off of acquired IPR&D from the Advanta and Channel Bio acquisitions. We wrote off acquired IPR&D of $254 million in third quarter 2005 for the Seminis, Emergent and NC+ Hybrids acquisitions.

Restructuring charges — net were recorded in both 12-month periods. We recorded $7 million of restructuring charges in 2005 to complete the restructuring actions under our fiscal year 2004 restructuring plan. In 2004, we began recording charges related to our fiscal year 2004 restructuring plan. We recorded $118 million under this plan, offset by $6 million of restructuring reversals related to prior-year plans. For further discussion, see the “Restructuring” section of MD&A.

Interest expense increased 26 percent, or $24 million, in the 12-month comparison, primarily because of interest incurred on commercial paper borrowings to fund the Seminis and Emergent acquisitions. We incurred additional interest expense for the July 2005 $400 million long-term debt issuance, and we incurred transaction expenses for a debt exchange in August 2005 that were recorded to interest expense (see the “Capital Resources and Liquidity” section of MD&A for a discussion of these 2005 debt transactions). In 2005, interest expense of $4 million was recognized for the accretion of the discount on the

MONSANTO COMPANY	2005 FORM 10-K

Solutia-related reserve established in first quarter 2005. Interest incurred on liabilities unrelated to debt was somewhat offset by lower interest expense on Brazilian debt, which matured in December 2004.

Interest income increased by $6 million in 2005 because of interest earned on larger overnight cash deposits and short-term investments and higher interest rates on overnight deposits. Interest income increased $2 million in 2005 from the accretion of the discount related to the PCB insurance receivables (see the 2004 overview of financial performance section).

We recorded Solutia-related expenses of $309 million in 2005 and $58 million in the comparable prior year. In first quarter 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge was based on the best estimates by our management with input from our legal and other outside advisors. Discussions between and among the various parties involved in the Solutia bankruptcy will continue for some time, and a formal reorganization plan must ultimately be affirmed by several constituencies and the bankruptcy court. We believe that this charge, based on what is known at the time of filing this report, represents the estimated discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, actual costs to the company may be materially different from this estimate. Also, in 2005, we recorded $25 million of legal and other expenses related to the Solutia bankruptcy. In 2004, we recorded $58 million for the advancement of funds to pay for Solutia’s Assumed Liabilities in light of Solutia’s refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. See Note 23 — Commitments and Contingencies — for further details and for information regarding an agreement in principle reached with Monsanto, Solutia and the Official Committee of Unsecured Creditors for a proposal for Solutia’s reorganization.

Other expense — net increased by $3 million in 2005. In first quarter 2005, we established a $15 million reserve for litigation, which was paid out in 2005. Minority interest expense increased by $9 million in the 12-month comparison because certain of our subsidiaries in India had increased sales of cotton traits. Net foreign-currency transaction losses decreased by $5 million, to $24 million. Our equity affiliate expense, primarily related to our Renessen LLC (Renessen) joint venture, decreased by $5 million, to $31 million, in 2005 because of lower payroll costs as a result of a prior-year reorganization and improved cost management (see Part I — Item 1 — Business — for a further discussion of the Renessen joint venture). We also had lower hedging losses of $2 million. See Note 25 for further details of the fluctuation in other expense — net.

Income tax provision for fiscal year 2005 decreased 19 percent, to $104 million, compared with a 34 percent decrease in pretax earnings. The effective tax rate for the current period was 40 percent, an increase of 8 percentage points from fiscal year 2004. This difference was the result of the following items:

•	Nondeductible IPR&D charges of $266 million for the current-year acquisitions were recorded in 2005.

•	The effective tax rate for 2005 was affected by the $284 million Solutia-related charge ($175 million aftertax).

•	A tax benefit of $20 million was recorded in continuing operations in 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 12).

•	The current year included a favorable adjustment resulting from the conclusion of an audit of Monsanto’s export subsidiary by the IRS for tax years 2000-2001.

•	The majority of the goodwill impairment of $64 million aftertax in fiscal year 2004 was not deductible for tax purposes.

•	Fiscal year 2004 included two adjustments for valuation allowances against our deferred tax assets. We established a valuation allowance of $107 million in Argentina, and we reversed the previously existing valuation allowance of $90 million in Brazil.

•	Fiscal year 2004 included a favorable adjustment resulting from a settlement with the IRS on a number of issues.

Without these items, our 2005 effective tax rate would have been slightly higher than the 2004 rate.

The factors above explain the change in income from continuing operations. In 2005, we recorded income on discontinued operations of $98 million. As discussed in Note 12, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.39 per share, in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $64 million after-tax goodwill impairment recorded in 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was

MONSANTO COMPANY	2005 FORM 10-K

recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005.

In 2005, we also recorded income on discontinued operations of $8 million ($11 million pretax) related to the environmental technologies businesses. We generated 11 months of after-tax income of $5 million related to the environmental technologies businesses. In August 2005, we sold substantially all of the environmental technologies businesses and recorded an after-tax gain on the sale of $7 million. Also, in August 2005, we recorded an after-tax charge of $4 million to adjust the carrying amount of a miscellaneous receivable of the environmental technologies businesses that we expect to collect in fiscal year 2006.

In 2004, we incurred an after-tax gain of $1 million that included $5 million after-tax income related to the environmental technologies businesses offset by a $4 million after-tax loss related to the European wheat and barley business and plant-made pharmaceuticals program.

Overview of Financial Performance (2004 compared with 12 months ended Aug. 31, 2003)

We recognized net income of $267 million during fiscal year 2004, and net income of $68 million during the comparable period in 2003.

Net sales increased 10 percent in fiscal year 2004 from the comparable period in 2003. We experienced sales growth in both segments. Our Seeds and Genomics segment net sales improved 21 percent, and sales for our Agricultural Productivity segment increased 3 percent. Ideal weather conditions in almost every world area in fiscal year 2004 contributed to the sales improvements for both segments. Sales of corn, soybean and cotton traits in the United States, and corn seed in the United States, Europe and Brazil drove the Seeds and Genomics segment net sales increase. Sales of Roundup and other glyphosate-based herbicides increased in all world areas outside the United States, with Brazil providing the largest contribution to the fiscal year 2004 sales increase. The Agricultural Productivity segment was negatively affected by a sizable sales decline of Roundup and other glyphosate-based herbicides in the United States because of a mix shift to lower-tier glyphosate products and a market share decline of several share points in line with our expectations.

Gross profit increased 11 percent in fiscal year 2004, which was consistent with the 10 percent net sales increase. Total company gross profit as a percentage of sales was 47 percent in fiscal year 2004 and 46 percent in the comparable prior-year 12-month period. Consistent with the results of the 12 months ended Aug. 31, 2003, gross profit of our Seeds and Genomics segment in 2004 surpassed the gross profit contribution of our glyphosate business. Restructuring expenses recorded in cost of goods sold totaled $35 million in fiscal year 2004 and $7 million in the comparable prior-year period.

Gross profit as a percent of sales increased 3 percentage points for the Seeds and Genomics segment to 59 percent, and declined 3 percentage points for the Agricultural Productivity segment to 37 percent in fiscal year 2004. The strength of our Seeds and Genomics segment more than offset the decline in our glyphosate business. Gross profit as a percent of sales for the Seeds and Genomics segment improved because of higher average net selling price for branded corn seed, particularly in the United States, and lower U.S. cost of goods sold due to improved corn yields for seed production. Additionally, gross profit improved from stacking more than one biotech trait in corn and increased corn trait penetration. Gross profit also benefited from an increase in Roundup Ready soybean trait prices in the United States. The decline in Agricultural Productivity gross profit as a percent of sales was primarily because of the U.S. mix shift to lower-priced Roundup and other glyphosate-based herbicides and a U.S. market share decline of several share points, both of which were in line with our expectations.

Operating expenses increased 20 percent, or $327 million, in fiscal year 2004 from the prior-year comparable period. We experienced increases in each of the five expense line items that are part of operating expenses. SG&A expenses increased 11 percent, or $110 million, for the 12-month comparison. The largest driver of the SG&A expense increase was higher accrued incentive compensation. These accrued incentive levels are commensurate with our improved operational results in 2004. SG&A expenses also increased because of higher expense associated with the institution of a royalty system for Roundup Ready soybeans in Brazil (see “Outlook” in MD&A for additional details), and higher agency fee expense as a result of increased fiscal year 2004 net sales for the lawn-and-garden herbicide products compared with the same period in the prior year. As discussed in the “Restructuring” section of MD&A, we estimated approximately $40 million in fiscal 2004 after-tax savings as a result of the fiscal year 2004 restructuring plan. These savings benefited SG&A, and, to a lesser extent, research

MONSANTO COMPANY	2005 FORM 10-K

and development expenses. The SG&A savings primarily resulted from the 2004 restructuring actions in Europe, and were nearly offset by the unfavorable effect of exchange rates on European SG&A expenses in 2004. As a percent of net sales, SG&A expenses (including bad-debt expense) was 23 percent in fiscal year 2004 and 22 percent in the comparable prior-year 12-month period.

Bad-debt expense increased 61 percent, or $40 million, in fiscal year 2004 compared with the 12 months ended Aug. 31, 2003. We recorded $45 million in higher bad-debt expense from the 2003 12-month period for exposures related to potential uncollectible Argentine accounts receivable. Lower bad-debt expenses in Europe somewhat offset the increase. In fiscal year 2004, we continued to restructure our Argentine business model. This redesign focused on streamlining distribution, improving working capital management, and rationalizing our product portfolio. These changes, coupled with the continued economic and business challenges, led to increased credit exposure. We increased the allowance for estimated uncollectible receivables in Argentina after performing a thorough review of our past-due trade receivables. We continue to pursue customer collections aggressively to minimize exposure. The increase in Argentine bad-debt expense also included a reserve for trade receivables related to two minor crops that were exited during fiscal 2004, an action which has resulted in a lower probability of collection. Fiscal year 2004 also had higher Argentine bad-debt expense incurred in the normal course of business.

R&D expenses increased 6 percent, or $27 million, in fiscal year 2004 from the comparable prior-year period. Higher employee-related costs and expenses associated with a third-party software license were the largest drivers of the fiscal 2004 increase. As a percent of net sales, R&D expenses decreased 1 percentage point to 9 percent in fiscal year 2004.

In fiscal year 2004, we recognized a $69 million noncash pretax ($64 million aftertax) goodwill impairment related to our global wheat business. Our decision to exit the European wheat and barley business required us to re-evaluate the goodwill related to the wheat reporting unit for impairment. See Note 10 — Goodwill and Other Intangible Assets — for additional information.

Restructuring charges — net were recorded in both 12-month periods. Restructuring charges recorded in 2004 for the fiscal year 2004 restructuring plan were $118 million, which were reduced by $6 million of restructuring reversals related to our prior restructuring plans. During the comparable prior-year period, we recognized $48 million of restructuring charges in operating expenses related to our 2002 restructuring plan. These restructuring charges were offset by $17 million of restructuring reversals related to the 2000 and 2002 restructuring plans. Thus, net restructuring charges were $112 million in fiscal year 2004 and $31 million in the comparable prior-year period. For a further discussion, see the “Restructuring” section of MD&A.

Interest expense increased $4 million in fiscal year 2004 to $91 million, primarily because we had a higher average amount of variable-rate medium-term notes in Brazil outstanding in fiscal year 2004 compared with the comparable 2003 12-month period. We issued approximately $100 million of additional medium-term notes in Brazil in fiscal 2004 (see Note 13 — Debt and Other Credit Arrangements — for further details).

Interest income increased $10 million in fiscal year 2004 to $34 million because of larger overnight cash deposits, which resulted from improved operational cash flow in the United States and Brazil, and higher interest earned on trade receivables in Brazil. Further, interest income increased $2 million in 2004 from the accretion of the discount related to the PCB insurance receivables (see the following paragraph).

We recorded $396 million of PCB litigation settlement expense — net in the prior-year 12-month period. The pretax charge of $396 million ($252 million aftertax, reflecting a tax benefit of $144 million) was recorded in August 2003. The net charge includes $1 million of related legal expenses. In August 2003, we participated in a global settlement, which included Solutia and Pharmacia, relating to certain Solutia PCB litigation in Alabama. Our strong cash-generating capabilities allowed us to contribute to this settlement, thereby mitigating the longer-term litigation risk associated with our contractual obligations related to Solutia. We paid a portion ($150 million) of our share of the cash settlement in August 2003, and the remaining $400 million was paid in September 2003. We recorded miscellaneous receivables of $155 million as of Aug. 31, 2003, for the anticipated insurance reimbursement from Pharmacia’s commercial insurance; however, this amount was adjusted by increasing other expense — net by $5 million in fiscal 2004 to reflect the discounted effect as a result of the three-year payment schedule to which we agreed ($2 million was accreted to interest income in fiscal 2004). In August 2004, we and the insurer responsible for approximately $140 million of the

MONSANTO COMPANY	2005 FORM 10-K

reimbursement resolved the mediation of a dispute regarding the amount due and we received net proceeds of $72 million in August 2004. The insurer agreed to pay the remainder in quarterly installments over three calendar years beginning in March 2005. Receivables of $69 million and $80 million were recorded as of Aug. 31, 2005, and Aug. 31, 2004, respectively, for the anticipated insurance reimbursement. We received proceeds of $14 million of anticipated insurance reimbursements in 2005.

In consideration of our participation in the settlement, Solutia agreed to issue warrants to us for the purchase of up to 10 million shares of Solutia common stock. Solutia did not execute a final warrant agreement or issue or deliver the warrants prior to its Chapter 11 filing in December 2003, and Monsanto expects that Solutia’s obligation to issue warrants will be discharged in the Chapter 11 proceeding. Monsanto has not recorded the warrants in its financial statements, in 2005, 2004 or the 12 months ended Aug. 31, 2003, because they were not received.

In fiscal year 2004, we recorded $58 million ($36 million aftertax) for the advancement of funds to pay for Solutia’s Assumed Liabilities in light of Solutia’s refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy.

Other expense — net increased $19 million during fiscal year 2004. Other expenses were higher in fiscal year 2004 because of increased hedging losses and foreign-currency transaction losses. Hedging losses were $5 million in fiscal 2004 compared to hedging gains of $2 million in the comparable 2003 12-month period. Net foreign-currency transaction losses increased $7 million to $29 million. We recognized $9 million of other income during fiscal year 2004 related to gains that were realized upon the sale of equity securities. Our equity affiliate expense decreased $5 million to $36 million in fiscal year 2004, and was primarily related to a decline in Renessen expenses in 2004 because of lower payroll costs as a result of a reorganization that occurred in the prior year, and improved cost management.

Income tax provision for fiscal year 2004 increased $84 million from the prior-year comparable period. The effective tax rate increased to 32 percent, an increase of 1 percentage point over the comparable 2003 12-month period. The goodwill impairment in fiscal year 2004 and the PCB litigation settlement in the prior year significantly affected the effective tax rate comparison. Without the goodwill impairment, the 2004 effective tax rate would have been 29 percent, and without the PCB litigation settlement, the 2003 effective tax rate would have been 35 percent. Thus, without these items, the 2004 effective tax rate would have been a reduction of 6 percentage points versus the prior-year period. This improvement was driven primarily by a favorable adjustment to our income tax reserve resulting from a settlement reached with the Internal Revenue Service on a number of issues and, to a lesser extent, a realignment of our European business operations. Income tax expense for 2004 also includes two adjustments for valuation allowances against our deferred tax assets in Argentina and Brazil. In Argentina, we established a valuation allowance of $107 million primarily as a result of the recent history of losses, the continued uncertain economic conditions in Argentina and the limited tax carryforward period of five years. In Brazil, we reassessed the need for a valuation allowance and reversed the existing valuation allowance of $90 million, primarily as a result of the improved operating results in Brazil and the improvements in the Brazilian economy. For further details of these deferred tax adjustments, see the “Critical Accounting Policies and Estimates” section of MD&A and Note 12 — Income Taxes.

The factors above explain the change in income from continuing operations. The income on discontinued operations was $1 million in fiscal year 2004 and a loss of $18 million was recorded in the 12 months ended Aug. 31, 2003. The after-tax income of $1 million included $2 million related to restructuring charges recorded in discontinued operations and $3 million of income from operations of the discontinued businesses. SG&A and R&D expenses related to the discontinued businesses were lower in fiscal year 2004 than in the comparable 2003 12-month period because we were exiting those businesses. Fiscal 2004 also included a benefit from the write-off of a deferred tax liability of $7 million associated with the European wheat and barley business. Pretax restructuring expenses of $11 million offset the lower expenses and tax benefit.

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

Overview of Financial Performance (transition period compared with eight months ended Aug. 31, 2002)

We recognized a net loss of $23 million during the transition period, and a net loss of $1.8 billion during the comparable prior-year period. The following factors affected the eight-month comparison:

MONSANTO COMPANY	2005 FORM 10-K

2003:

•	An after-tax charge of $252 million in 2003 related to the settlement of certain Solutia PCB litigation

•	An after-tax charge of $12 million effective Jan. 1, 2003, upon adoption of a new accounting standard relating to asset retirement obligations

2002:

•	A $1.8 billion after-tax transitional goodwill impairment charge, upon adoption of a new accounting standard relating to goodwill

•	Establishment of a $100 million aftertax, bad-debt reserve in 2002 related to Argentine receivables

•	Actions in 2002 to reduce risks in Latin America, due to economic and market uncertainties, that negatively affected results

•	After-tax charges of $49 million relating to our 2002 restructuring plan net of prior plan reversals

•	Gain from sales of certain assets for use in certain ex-U.S. markets in 2002, which contributed approximately $20 million aftertax of other income

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

	Eight Months
	Ended Aug. 31,
	2003	2002(1)

Net Sales	$3,378	$3,129
Gross Profit	1,552	1,426
Operating Expenses:
Selling, general and administrative expenses	724	702
Bad-debt expense	38	176
Research and development expenses	312	334
Restructuring charges (reversals) — net	(5)	63

Total Operating Expenses	1,069	1,275

Income from Operations	483	151
Interest expense	57	50
Interest income	16	17
PCB litigation settlement expense — net	396	—
Other expense — net	67	51

Income (Loss) from Continuing Operations Before Income Taxes	(21)	67
Income tax provision (benefit)	(21)	19

Income from Continuing Operations	—	48
Discontinued Operations:
Loss from operations of discontinued businesses	(17)	(17)
Income tax benefit	(6)	(6)

Loss on Discontinued Operations	(11)	(11)

Income (Loss) Before Cumulative Effect of Accounting Change	(11)	37
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit	(12)	(1,822)

Net Loss	$(23)	$(1,785)

Diluted Earnings (Loss) per Share:
Income from continuing operations	$—	$0.18
Loss on discontinued operations	(0.04)	(0.04)
Cumulative effect of accounting change	(0.05)	(6.92)

Net Loss	$(0.09)	$(6.78)

(1)	Results of operations for the eight months ended Aug. 31, 2002, were derived from unaudited consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

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

Gross profit for the transition period increased 9 percent, which was consistent with the 8 percent increase in net sales. Increases in Seeds and Genomics gross profit were partly offset by declines in Agricultural Productivity gross profit, as the continued growth of our Seeds and Genomics segment improved our margins in the transition period. Better financial results in Latin America also improved the margin comparison in the transition period, as the market factors in Latin America and our actions in response to those factors negatively affected our margins in the comparable period in 2002. Collectively, these items improved the eight-month gross profit comparison. They more than mitigated the effect of the shift in Roundup and other glyphosate-based herbicide sales in the United States to lower-priced products. During the eight-month period, the gross profit of our Seeds and Genomics segment surpassed the gross profit contribution of our glyphosate business. As a percent of net sales, gross profit was flat at 46 percent in both eight-month periods.

Operating expenses decreased 16 percent for the eight-month comparison. In June 2002, we increased our allowance for doubtful trade receivables by $154 million because of the economic turmoil and related market conditions in Argentina. We also recorded $63 million of net operating expenses related to the restructuring plan approved in 2002. These and other operating expenses in the prior year eight-month period were partially offset by a $25 million reduction in SG&A costs stemming from the sale of certain Monsanto herbicide assets in Japan to Nissan Chemical Industries (Nissan). SG&A expenses in the transition period also reflected a reduction, to a lesser extent, in costs related to agreements that are part of our ongoing business. During the transition period, our bad-debt expense was significantly lower, and our operating expenses were reduced by $5 million in restructuring reversals related to our past restructuring plans. However, higher employee-related costs, primarily accrued incentive compensation, drove SG&A expenses higher in the transition period. Continued cost management helped offset some of this increase and also decreased R&D expenses by 7 percent. We also continued to see the benefits from our restructuring programs through lower R&D expenses.

Interest expense increased $7 million to $57 million during the transition period. Although our debt levels during the transition period were significantly lower than debt levels during the comparable period in 2002, higher interest rates associated with our long-term senior notes led to overall higher interest expense. With the issuance of these notes, our debt mix has shifted from primarily commercial paper toward longer-term borrowings, which carry higher interest rates.

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

We recognized an income tax benefit of $21 million during the transition period on a pretax loss of $21 million. During the same period in 2002, we recognized an income tax provision of $19 million on $67 million of pretax income. The Solutia PCB litigation settlement expense in 2003 and the Argentine bad-debt expense in 2002 significantly affected the eight-month

MONSANTO COMPANY	2005 FORM 10-K

effective tax rate comparison. Without these items, the effective tax rate for both eight-month periods would have been 33 percent.

The factors above explain the change in income from continuing operations. Income from continuing operations was zero for the transition period and $48 million in the same period in the prior year.

Discontinued operations related to the European wheat and barley business and plant-made pharmaceuticals program generated an after-tax loss of $13 million in the eight months ended Aug. 31, 2003, and an after-tax loss of $10 million in the comparable prior-year period. Discontinued operations related to the environmental technologies businesses generated an after-tax gain of $2 million in the eight months ended Aug. 31, 2003, and a $1 million after-tax loss in the comparable prior-year period.

On Jan. 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, pursuant to which we no longer amortize goodwill. In connection with the adoption of this new accounting standard, we recognized a transitional goodwill impairment charge of $1.8 billion aftertax.

Review of Calendar Year Financial Performance (calendar year 2002 compared with calendar year 2001)

	Year Ended Dec. 31,
	2002	2001

Net Sales	$4,674	$5,450
Income from Continuing Operations	$146	$318
Loss on Discontinued Operations	$(17)	$(23)
Cumulative Effect of a Change in Accounting Principle	$(1,822)	$—
Net Income (Loss)	$(1,693)	$295
Income from Continuing Operations Earnings per Share	$0.56	$1.21

We recognized a net loss of $1.7 billion, or $6.45 per share, in 2002. This net loss included a $1.8 billion aftertax ($6.94 per share) goodwill impairment upon the adoption of a new goodwill accounting standard. In 2001, we recognized net income of $295 million, or $1.12 per share. The factors that affected the year-to-year comparison are discussed below.

Net sales declined 14 percent to $4.7 billion in 2002 from $5.5 billion in 2001. Sales declined in both the Agricultural Productivity segment and, to a lesser extent, the Seeds and Genomics segment. In the Agricultural Productivity segment, continued competitive pressures on Roundup herbicides resulted in U.S. market share loss, and unfavorable weather conditions in key planting regions contributed to lower U.S. sales of Roundup herbicides. The effect of a shift in mix to lower-priced glyphosate products also lowered U.S. sales of Roundup herbicides by decreasing the average net selling price. The Seeds and Genomics segment experienced higher seed sales in the United States. Higher corn seed sales were partly offset by lower soybean sales. Trait revenues in the United States increased in 2002, even though 2001 results included trait sales for more than one season because of our switch in 2001 to a royalty payment system for licensed traits in corn and soybeans.

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

Cost of goods sold declined 12 percent to $2.5 billion for 2002, reflective of lower sales. Cost of goods sold included $21 million and $82 million of restructuring expenses in 2002 and 2001, respectively. We were able to keep the unit manufacturing costs of Roundup herbicides and other glyphosate-based herbicides flat, despite lower Roundup herbicide production volumes, which led to unfavorable cost of goods sold manufacturing variances. These costs were offset by cost management efforts and lower raw material and energy prices. Lower seed inventory costs in the United States were offset by higher seed obsolescence in Latin America. The combination of the aforementioned net sales and cost of goods sold factors resulted in a 17 percent decline in gross profit. As a percent of sales, gross profit declined 2 percentage points. The gross

MONSANTO COMPANY	2005 FORM 10-K

profit effect of lower Roundup herbicide average net selling prices was slightly mitigated by increased sales of higher-margin seed traits.

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

In 2002, we recorded $203 million of bad-debt expense, the majority of which related to estimated uncollectible trade receivables in Argentina. The allowance for doubtful trade receivables included $154 million ($100 million aftertax) recorded in the second quarter because of the economic turmoil and market conditions in that country. The remaining bad-debt expense in 2002 was in line with our historical experience.

R&D expenses in 2002 decreased 7 percent from 2001, as we continued to focus our spending on seed breeding, plant biotechnology and genomics. The restructuring of our early genomics programs also contributed to the savings.

Operating results in 2002 included the positive effect of our adoption of SFAS 142 on Jan. 1, 2002. In comparison, we recorded $103 million ($72 million, or $0.27 per share aftertax) of amortization and impairment of goodwill in continuing operations in 2001.

Both 2002 and 2001 included charges relating to our restructuring plans. Results in 2002 included charges for our 2002 restructuring plan, and 2001 results included charges for our 2000 restructuring plan. Net pretax charges in continuing operations (including those recorded within cost of goods sold) related to our restructuring plans were $121 million in 2002, and $213 million in 2001.

Interest expense, net of capitalized interest, declined $18 million in 2002. We benefited from lower commercial paper interest rates during most of calendar year 2002, as well as lower average borrowing levels. These benefits were partially offset by higher interest rates associated with our long-term senior notes issued in August 2002. In 2001, higher interest capitalized on construction ($30 million in 2001 versus $8 million in 2002) reduced net interest expense, primarily associated with the construction of our Camaçari, Brazil, facility, which was completed in late 2001.

Interest income declined $13 million in the 12-month comparison, primarily because we earned less interest income on U.S. trade receivables.

Other expense — net in 2002 decreased significantly in the 12-month comparison. In both periods, other expense included equity affiliate expense of $41 million associated with our Renessen joint venture. Both 2001 and 2002 included gains realized upon the sale of equity securities (approximately $10 million in both years). On a year-to-year comparison, other expense — net was affected by a number of items. In 2002, these factors included the following: currency losses from net assets in Argentina, only partially offset by currency gains in Brazil; approximately $20 million of other income related to the Nissan and Nufarm transactions; and other expense related to a settlement of litigation matters with DuPont and DuPont’s Pioneer subsidiary. In 2001, we recognized $127 million of other expense — net. Three separate legal matters affected other expense in 2001, resulting in a net charge of $60 million. In addition to these legal matters, we recognized $15 million of other expense in 2001 to reflect the devaluation of the Argentine peso, $8 million in impairments of equity investments, and a loss of $4 million related to the early retirement of Employee Stock Ownership Plan debt. The effects of these higher expenses in 2001 were slightly offset by other income from a deferred payout provision related to a past business divestiture and gains on the sale of equity securities.

Income taxes in 2002 decreased significantly from 2001, despite an increase in the effective tax rate from 34 percent in 2001 to 37 percent in 2002. The decline in income taxes was consistent with the lower pretax income in 2002. The absence of goodwill amortization had a favorable effect on the effective tax rate in 2002 because the majority of our historical goodwill amortization was not deductible for tax purposes. However, this improvement was more than offset by higher tax expense in certain ex-U.S. jurisdictions, particularly in Latin America, and an increase in the relative cost of state income taxes.

Discontinued operations related to the European breeding and seed business for wheat and barley and the plant-made pharmaceuticals program generated an aftertax loss of $12 million in 2002 and an aftertax loss of $26 million in 2001. The fluctuation was primarily related to goodwill amortization. We had $17 million in goodwill amortization expense in 2001 and

MONSANTO COMPANY	2005 FORM 10-K

no goodwill amortization expense in 2002 because SFAS 142 was effective on Jan. 1, 2002. Discontinued operations related to the environmental technologies businesses generated an after-tax loss of $5 million in 2002 and after-tax income of $3 million in 2001. Lower net sales coupled with higher restructuring and bad-debt expense contributed to the year-over-year profit decline.

SEEDS AND GENOMICS SEGMENT

				Eight Months
	12 Months Ended Aug. 31,			Ended Aug. 31,		Year Ended Dec. 31,
	2005	2004	2003	2003	2002	2002	2001

Net Sales
Corn seed and traits	$1,494	$1,145	$959	$592	$366	$734	$688
Soybean seed and traits	889	699	591	270	251	572	670
Vegetable and fruit seed	226	—	—	—	—	—	—
All other crops seeds and traits	643	476	371	322	247	295	375

Total Net Sales	$3,252	$2,320	$1,921	$1,184	$864	$1,601	$1,733

Gross Profit
Corn seed and traits	$825	$638	$505	$282	$117	$341	$298
Soybean seed and traits	613	429	334	127	103	310	384
Vegetable and fruit seed	113	—	—	—	—	—	—
All other crops seeds and traits	431	302	234	213	156	176	174

Total Gross Profit(1)	$1,982	$1,369	$1,073	$622	$376	$827	$856

EBIT(2)	$374	$196	$182	$17	$(2,254)	$(2,088)	$(241)

(1)	Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 6 — Restructuring and “Restructuring” in MD&A for further details.

(2)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 24 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details and the reconciliation of EBIT to net income (loss) for fiscal years 2005 and 2004, the transition period, and calendar year 2002. In the 12 months ended Aug. 31, 2003, total company EBIT of $158 million less net interest expense of $63 million and less income tax provision of $27 million equaled net income of $68 million. In the eight months ended Aug. 31, 2002, total company EBIT of ($1,901) million less net interest expense of $33 million and plus income tax benefit of $149 million equaled net loss of ($1,785) million. In calendar year 2001, total company EBIT of $519 million less net interest expense of $60 million and less income tax provision of $164 million equaled net income of $295 million.

Seeds and Genomics Financial Performance for Fiscal Year 2005

Net sales in the 12-month comparison increased 40 percent, with 16 percent of that growth coming from our acquisitions and 24 percent from organic growth in our core business. In fiscal year 2005, we formed ASI, which acquired Channel Bio and NC+ Hybrids, and we acquired Advanta, Seminis and Emergent, all of which were added to the results of the Seeds and Genomics segment. See the “Capital Resources and Liquidity” section of MD&A for more details on our acquisitions, including the acquisition completion dates and products acquired. In the 12-month comparison, 10 percent of the 16 percent sales growth from acquisitions was contributed by our newly acquired Seminis vegetable and fruit seed business. The remaining sales growth from acquisitions is discussed below.

Net sales of corn seed and traits increased 30 percent, or $349 million, in the 12-month comparison. This sales improvement was fueled by growth in our corn seed business globally, a price increase in our Roundup Ready corn traits and a greater percentage of stacked traits in the United States, and the creation of a third channel to the U.S. corn market through ASI. Sales volume and, to a lesser extent, average net selling prices increased for our U.S. branded corn seed. Our U.S. branded corn business increased to 16 share points in 2005, a 2 percentage point improvement over 2004. The average net selling price for our U.S. branded corn seed increased because of an improved product mix, and because a higher percentage of sales had seed treatments, which command higher selling prices. To a lesser extent, we experienced corn seed sales improvements in other world areas such as the Europe-Africa region, Brazil and Mexico in the 12-month comparison. Additionally, both branded and licensed corn traits in the United States increased because of a 2005 increase in Roundup Ready corn trait pricing and a favorable product mix as a result of new trait combinations and growth in stacked traits. Sales volume improvements in our U.S. corn traits were driven by increased penetration and the market share gain in our branded corn seed business.

Soybean seed and trait net sales increased 27 percent, or $190 million, in 2005 compared with 2004. The primary drivers of the sales increase were the U.S. 2005 price increase for Roundup Ready soybean traits, which resulted in both higher trait

MONSANTO COMPANY	2005 FORM 10-K

royalties from licensees and higher branded trait revenues and, to a lesser extent, ASI’s acquisitions of Channel Bio and NC+ Hybrids. Gross profit as a percent of sales for soybean seed and traits improved 8 percentage points to 69 percent in the 12-month comparison, primarily because of the U.S. Roundup Ready soybean trait price increase.

All other crops seed and trait net sales increased 35 percent, or $167 million, in 2005 compared with 2004, primarily because of growth in our cotton traits in Australia, India and the United States and, to a lesser extent, the Emergent and Advanta acquisitions. In the 12-month Australian comparison, the market penetration of our cotton traits doubled, 2005 cotton hectares planted increased substantially compared with 2004 when drought and the related lack of available water lowered hectares planted, and we increased the price of our Bollgard II cotton traits in 2005. Prior to Bollgard II cotton approval, the Australian government had restricted cotton plantings with a single Bt gene trait to a maximum 30 percent of the country’s total cotton plantings. The combination of removing this cap on biotechnology cotton plantings, increased farmer experience and acceptance of our Bollgard II cotton traits, an increased number of hectares planted, and a larger product supply in 2005 resulted in the increased cotton trait penetration. Sales of Bollgard traits in India improved in 2005 because of a significant increase in planted trait acres, increased penetration and new cotton hybrids. Increased acreage and penetration resulted from continued farmer experience and acceptance of our cotton traits. Sales of U.S. cotton traits increased because of a 2005 price increase for Roundup Ready cotton traits and an improved mix consisting of more stacked traits.

EBIT for the Seeds and Genomics segment increased 91 percent, or $178 million, in the 12-month comparison. The sales increases and associated gross profit improvements discussed in this section resulted in $613 million higher gross profit in 2005, which contributed significantly toward the EBIT improvement. Gross profit as a percent of sales improved 2 percentage points, to 61 percent, in the 12-month comparison. This improvement was primarily driven by the 2005 price increases for our Roundup Ready traits in the United States and increased trait penetration and growth of stacked traits, particularly in U.S. corn. Amortization of inventory step-up was $35 million for our 2005 acquisitions, which negatively affected gross profit as a percent of sales. An inventory step-up is a purchase accounting requirement to write-up seed inventory to its market value at the time the acquisition is completed. Until the acquired inventory is sold, we earn less gross profit on our sales for the acquired businesses. As of Aug. 31, 2005, a portion of the Seminis inventory on hand at the date of the acquisition had not been sold; therefore, we expect an inventory step-up impact on gross profit for Seminis in 2006. Total operating expenses increased by $443 million, primarily because of the $266 million write-off of acquired IPR&D and, to a lesser extent, higher SG&A and R&D expenses related to the acquired businesses, and higher employee-related expenses in our R&D organization. Operating expenses were lower in 2005 because of the $69 million goodwill impairment and higher restructuring expenses recorded in 2004.

Seeds and Genomics Financial Performance for Fiscal Year 2004

In fiscal year 2004, net sales in the Seeds and Genomics segment improved 21 percent, or $399 million, and gross profit improved 28 percent, or $296 million, from the comparable prior-year period. The 2004 sales increase reflects gains in all crops. Gross profit as a percentage of sales for the Seeds and Genomics segment increased 3 points, to 59 percent, because of higher average net selling prices for branded corn seed, particularly in the United States, and lower U.S. cost of goods sold due to improved corn yields for seed production. Gross profit also improved from stacking more than one biotech trait in corn, increased corn trait penetration, and the 2004 Roundup Ready soybean trait price increase in the United States.

In fiscal 2004, corn seed and trait net sales increased 19 percent, or $186 million, from the comparable 2003 12-month period. We experienced higher corn seed and trait sales in the United States, and increased corn seed sales in Europe and Brazil. The increase in U.S. corn seed was because of stronger market performance and increased average net selling prices. Our branded corn business increased to 14 share points in 2004, a 1 point improvement over the prior year. Sales of U.S. corn traits increased primarily because of growth in stacked traits and higher corn trait penetration. The higher-value stacked trait products deliver herbicide tolerance and insect protection in a single seed. The number of U.S. acres that growers chose to plant with stacked corn traits in 2004 increased significantly. European corn seed sales increased because of favorable exchange rates, market share gains and a favorable product mix. Overall, corn seed market share in Europe increased 2 percentage points with gains in five European countries. Corn seed net sales in Brazil increased because of improved market conditions, which included a fiscal year 2004 price increase and a mix shift to higher value products in comparison to the 2003 12-month period. A decrease in Brazil’s branded corn seed volume because of reduced planted area slightly offset the price and mix upside.

Soybean seed and trait net sales increased 18 percent, or $108 million, in fiscal year 2004 from the comparable 2003 12-month period. This increase was primarily driven by a fiscal 2004 price increase for Roundup Ready soybean traits in the

MONSANTO COMPANY	2005 FORM 10-K

United States, which resulted in both higher trait royalties from licensees and branded trait revenues. To a lesser extent, U.S. licensed trait volumes increased. These U.S. soybean trait sales increases were somewhat offset by higher marketing program expenses.

All other crops seed and trait sales increased 28 percent, or $105 million, in fiscal year 2004 from the comparable prior-year period. The increase in all other crops was fueled by higher cotton trait revenues in the United States and India. U.S. cotton trait revenues increased because of higher average net selling prices, a higher percentage of stacked traits in 2004 and the introduction of Bollgard II with Roundup Ready cotton. Fiscal year 2004 cotton trait revenues in India improved from the comparable 2003 12-month period primarily because of increased acreage planted with Bollgard cotton traits. In the prior year, farmers realized the crop protection benefits of our cotton traits, which were approved in calendar year 2002. As a result, more farmers began using or increased the acreage they planted with Bollgard traits in 2004.

EBIT for the Seeds and Genomics segment increased 8 percent in fiscal year 2004 from the prior-year comparable period primarily because of the year-over-year gross profit improvement we experienced for corn seed and traits, and soybean and cotton traits, which was almost entirely offset by higher operating expenses. In addition to improved pricing and stacking as described in this section, the growth of our trait businesses was also linked to our advances in breeding and improvement in the overall quality of our products. Operating expenses increased primarily because of higher SG&A expenses and the $69 million global wheat goodwill impairment. SG&A expenses increased because a higher percentage of certain expenses was allocated to this segment in fiscal 2004 versus the 12 months ended Aug. 31, 2003, based on the Seeds and Genomics segment increasing contribution to total Monsanto operations. The allocation percentages were changed at the beginning of fiscal 2004. Our allocation methodology is primarily based on the ratio of sales of the Seeds and Genomics segment to total Monsanto sales, and is consistent with our historical practice. SG&A expenses also increased in fiscal 2004 because of higher accrued incentive compensation and higher expenses associated with the institution of a royalty system for Roundup Ready soybeans in Brazil (see the “Outlook” section in MD&A). To a lesser extent, this segment also had higher R&D, restructuring and bad-debt expenses in fiscal 2004.

Seeds and Genomics Financial Performance for the Transition Period

Sales in the Seeds and Genomics segment improved by $320 million, with all crops experiencing gains in seed and trait sales. The largest gains were in Latin America and the United States. In Latin America, seed sales were depressed for the comparable period in the prior year, when we recorded additional return accruals in Argentina in response to the contracting market that was affected by that country’s economic crisis. We saw higher corn seed sales and less seed obsolescence there during the transition period. This lower return and obsolescence experience in the region stemmed from improved market conditions, coupled with the benefits of the operational changes we instituted in 2002. However, the primary sales activity in Argentina occurs at the beginning of our new fiscal year in September, when the predominant planting season starts, and is therefore not reflected in the eight-month results. In Brazil, the sales season begins during the fourth quarter of our fiscal year (which starts in June). Favorable currency effects and strong market performance in Europe also contributed to corn seed growth. Our operations in France led the strong performance in that region, delivering a market share gain during the transition period.

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

The Seeds and Genomics segment delivered positive EBIT of $17 million for the transition period. This is a significant improvement over the negative EBIT of $2.3 billion in the same period in the prior year, which included a cumulative effect of a change in accounting principle of $2.0 billion. Gross profit as a percent of sales increased 9 percentage points. Although these gains primarily reflected improved Latin American operations in the transition period, they also demonstrated the Seeds and Genomics segment’s increased contribution to Monsanto’s results. Segment EBIT for the eight months ended Aug. 31, 2002, included charges for restructuring and additional bad-debt expense related to Argentine receivables. The transition period EBIT reflected higher SG&A expenses, as the effects of higher incentive accruals and other employee-related costs were partially offset by reductions in other SG&A and R&D costs.

MONSANTO COMPANY	2005 FORM 10-K

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

The Seeds and Genomics segment had negative EBIT in 2002 of $2.1 billion, which included a cumulative effect of a change in accounting principle of $2.0 billion, compared with negative EBIT in 2001 of $241 million. Excluding the cumulative effect of a change in accounting principle, EBIT in 2002 improved over the same period in the prior year and was achieved despite an overall decline in sales for the segment. Most of our goodwill relates to our acquired seed businesses, so this segment’s EBIT benefited from no longer amortizing goodwill in 2002. In 2001, this segment’s EBIT loss included $102 million of goodwill amortization expense. In 2002, Seeds and Genomics EBIT was negatively affected by a portion of the increase in bad-debt expense related to estimated uncollectible accounts receivable in Argentina. Lower seed inventory costs in the United States were mostly offset by higher seed obsolescence in Latin America. However, gross profit as a percentage of sales increased. Sales gains in high-margin traits more than offset the Latin American gross profit declines.

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

MONSANTO COMPANY	2005 FORM 10-K

AGRICULTURAL PRODUCTIVITY SEGMENT

				Eight Months
	12 Months Ended Aug. 31,			Ended Aug. 31,		Year Ended Dec. 31,
	2005	2004	2003	2003	2002	2002	2001

Net Sales
Roundup and other glyphosate-based herbicides	$2,049	$2,005	$1,844	$1,349	$1,393	$1,888	$2,488
All other agricultural productivity products	993	1,098	1,159	845	872	1,185	1,229

Total Net Sales	$3,042	$3,103	$3,003	$2,194	$2,265	$3,073	$3,717

Gross Profit
Roundup and other glyphosate-based herbicides	$637	$703	$695	$533	$661	$823	$1,234
All other agricultural productivity products	385	455	505	397	389	496	500

Total Gross Profit(1)	$1,022	$1,158	$1,200	$930	$1,050	$1,319	$1,734

EBIT(2)	$(27)	$249	$(24)	$(33)	$353	$362	$760

(1)	Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 6 — Restructuring and “Restructuring” in MD&A for further details.

(2)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 24 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details and the reconciliation of EBIT to net income (loss) for fiscal years 2005 and 2004, the transition period and calendar year 2002. For reconciliations of EBIT to net income (loss) for the 12 months ended Aug. 31, 2003, the eight months ended Aug. 31, 2002, and calendar year 2002, see footnote 2 to the table in the “Seeds and Genomics Segment” section of MD&A.

Agricultural Productivity Financial Performance for Fiscal Year 2005

Net sales of Roundup and other glyphosate-based herbicides increased 2 percent, or $44 million, in the 12-month comparison. Our sales volume of Roundup and other glyphosate-based herbicides increased 3 percent. The average net selling price was favorable in most world areas outside the United States. In fiscal year 2005, the supply of generic glyphosate from China continued to grow somewhat, but because of major energy and raw material shortages, it was generally supplied at higher prices. The tight supply and higher Chinese prices provided greater pricing flexibility outside of the United States to everyone in the industry. Recently, the Chinese price has softened from the peak observed earlier in 2005; it has now declined to near the average price in 2004.

We experienced the largest sales increases of Roundup and other glyphosate-based herbicides in Europe and Brazil, and to global supply customers. In the 12-month comparison, sales of Roundup and other glyphosate-based herbicides improved throughout most of the European region in which we operate. The most significant drivers were favorable foreign exchange rates, favorable weather conditions most notably in France in first quarter 2005, and higher volumes of our non-branded glyphosate-based herbicides. The favorable effect of the exchange rate for the Brazilian real was the largest contributor to the Roundup herbicide sales increase in Brazil. To a lesser extent, in the 12-month Brazilian net sales comparison, an increase in Roundup herbicides sales volume because of overall market growth in the glyphosate market driven by increased soybean acreage and increased soybean pre-harvest application was somewhat offset by a price reduction to our Roundup herbicides. Sales to our global supply customers also increased in the 12-month comparison because of higher volume and higher average net selling prices attributable to several supply customers.

A sales decline in the United States somewhat offset the sales increases noted above. In fourth quarter 2005, we introduced new marketing programs to U.S. customers, which resulted in increased sales discounts in the 12-month comparison. Also, in fourth quarter 2005, we had an opportunity for additional working capital reductions by decreasing distribution channel inventories related to our U.S. branded glyphosate herbicides to optimize our working capital and adjust to current market conditions. These working capital reductions resulted in lower year-over-year sales and lower trade receivables. As of Aug. 31, 2005, branded glyphosate herbicide inventories in the U.S. distribution channel were down significantly compared with those as of Aug. 31, 2004, and they included a similar mix of glyphosate products compared with Aug. 31, 2004. Further, the average net selling price of our U.S. branded glyphosate herbicides decreased as a result of a shift of sales volume to our lower-priced branded and non-branded products and, to a lesser extent, a price decrease taken in August 2004 for certain mid-tier branded products. The U.S. market for Roundup herbicides continued to move from our high-tier Roundup WeatherMAX product to our mid-tier Roundup Original MAX product.

MONSANTO COMPANY	2005 FORM 10-K

Sales of all other agricultural productivity products decreased 10 percent, or $105 million, which was primarily attributable to lower sales of acetanilide-based herbicides and other selective herbicides. Sales of our U.S. acetanilide-based herbicides decreased because of reductions in working capital and changes to our marketing approach (changes similar to those discussed for U.S. branded glyphosate herbicides in this section), a decline in the total market size and market share loss. Other selective herbicide sales also declined, primarily because of portfolio rationalization in Argentina.

These declines were somewhat mitigated by growth in our lawn-and-garden herbicide products. Sales of our lawn-and-garden herbicides in the United States improved in the 12-month comparison, primarily because of the introduction of Roundup Extended Control and overall market growth. Lawn-and-garden herbicide sales also improved in Europe because of the favorable effect of foreign exchange rates. We are party to an agency and marketing agreement with the Scotts Miracle-Gro Company (Scotts) with respect to our lawn-and-garden herbicide business. For additional details, see “Our Agreement with Scotts” at the end of this section.

Gross profit as a percent of sales declined 3 percentage points, to 34 percent, in 2005, because of new marketing programs, and because of working capital changes in our U.S. branded glyphosate herbicide and U.S. acetanilide-based herbicide businesses that improved return on capital and cash flow. To a lesser extent, the mix shift and price decrease for certain mid-tier products in our U.S. branded glyphosate business negatively affected gross profit as a percent of sales. As a percent of sales, Posilac gross profit declined from 65 percent in 2004 to 38 percent in 2005 because of increased cost of goods sold, primarily driven by actions implemented to reduce bulk powder production to better manage working capital. In 2005, we also recorded an impairment charge of $23 million in cost of goods sold. Sterling Chemical, Inc. announced the closure of its acrylonitrile (AN) facility. The Monsanto facility used a byproduct of AN to produce a raw material for Roundup herbicides. Although we have not recently activated the contract for raw materials from Sterling, we did have assets at the Sterling facility that now will no longer be in-service and were required to be impaired.

EBIT for this segment decreased $276 million in the 12-month comparison. The largest drivers were the $284 million Solutia-related charge recorded in 2005 and unfavorable gross profit as a percent of sales (described above). The decrease was somewhat offset by lower operating expenses of $105 million, primarily because of lower restructuring expenses and Argentine bad-debt expense in 2005.

Agricultural Productivity Financial Performance for Fiscal Year 2004

Net sales for the Agricultural Productivity segment increased 3 percent, or $100 million, to $3.1 billion in fiscal year 2004 from $3.0 billion in the comparable prior-year period. The 9 percent, or $161 million, increase in Roundup and other glyphosate-based herbicides net sales was somewhat offset by a 5 percent, or $61 million, decrease in all other agricultural productivity products net sales. Roundup and other glyphosate-based herbicides net sales increased in all world areas outside of the United States. Weather conditions in fiscal year 2004 were ideal in almost every world area. In fiscal 2004, the supply of generic glyphosate from China continued to grow somewhat, but was constrained because of major energy and raw material shortages and accompanying price increases. The tight supply and higher Chinese prices provided greater pricing flexibility outside of the United States to everyone in the industry. Fiscal year 2004 gross profit for this segment decreased 4 percent, or $42 million, from the comparable 2003 12-month period. As a percent of sales, gross profit declined 3 percentage points for this segment primarily because of the mix shift to lower-priced glyphosate products and a market share decline of several share points in the United States. The mix shift in the United States was more than offset by improved market conditions in other world areas, particularly Brazil. Higher year-over-year restructuring charges of $20 million were recorded in all other agricultural productivity products cost of goods sold, which also contributed to the gross profit decline.

Brazil was the most significant contributor to the sales improvement. Sales volumes in Brazil increased because of an increase in non-branded contracts entered into in fiscal 2004 and strong overall market growth. Brazil’s fiscal year 2004 net sales also benefited from improved pricing conditions, a mix shift to higher-priced branded products, our operational changes that took place in the prior 12-month period, and the favorable effect of the Brazilian real exchange rate. To a lesser extent, sales increased in Asia and Argentina. Fiscal year 2004 net sales of Roundup and other glyphosate-based herbicides in Asia increased because of stronger market demand, which resulted from generic glyphosate pricing as previously mentioned and a return to normal weather from drought conditions in the prior year, and favorable exchange rates. Roundup herbicide pricing in Argentina improved in fiscal year 2004 over the comparable prior-year period. Also, as of Aug. 31, 2004, there were lower inventory levels of Roundup and other glyphosate-based herbicides in the distribution channel in Argentina because of our strategic decisions compared with Aug. 31, 2003. Argentine sales in the first three months of the 12-month period ended Aug. 31,

MONSANTO COMPANY	2005 FORM 10-K

2003, included the effect of actions taken in conjunction with our customers during a time of economic and market turmoil. A one-time exception to our policy regarding crop protection product returns reduced sales for the 12-month period in 2003 by approximately $60 million. Excluding the prior-year actions and despite the increase in Roundup herbicide pricing, Argentine net sales decreased in fiscal year 2004 because of the continued reduction in distribution-channel inventory, competitive conditions and dry weather.

Fiscal 2004 sales of Roundup herbicides in the United States decreased significantly compared with the prior-year comparable period and were somewhat offset by an increase in non-branded sales. During fiscal year 2004, we continued to experience competitive pressures and a shift of sales volume to our lower-priced branded products, particularly Roundup Original MAX, and non-branded products. On the other hand, our U.S. sales volume of Roundup and other glyphosate-based herbicides rose year-over-year. Market share of Roundup herbicides in the United States declined several share percentage points in fiscal 2004. As of Aug. 31, 2004, Roundup herbicide inventories in the U.S. distribution channel were down compared with those as of Aug. 31, 2003, and they included a higher percentage of our mid-tier glyphosate products compared to high-tier glyphosate products as of Aug. 31, 2003.

The net sales decrease for all other agricultural productivity products was primarily because of reduced sales in the animal agriculture business and exiting the triallate herbicide business. These factors were somewhat offset by net sales increases in our lawn-and-garden herbicide products. Sales of animal agriculture products decreased because of the Posilac product allocation resulting from corrections and improvements being made by Sandoz GmbH at its manufacturing facility in Austria. See the “Outlook” section of MD&A for a detailed discussion of the Posilac product allocation. Year-over-year sales also decreased because of triallate herbicide sales as we gradually exited the business in fiscal year 2004. We signed a definitive agreement to sell certain triallate intellectual property assets in the third quarter of 2004.

Lawn-and-garden herbicide net sales increased because of strong market performance in the United States and favorable exchange rates in Europe. U.S. sales benefited from the introduction of a private-label product at a large national retailer in fiscal 2004 and from a favorable product mix.

EBIT for the Agricultural Productivity segment increased substantially to $249 million in fiscal year 2004, up from negative $24 million in the prior-year 12-month period. The 2003 period included a $396 million charge related to the settlement of Solutia’s PCB litigation. Despite this segment’s sales improvement, gross profit declined $42 million, which negatively impacted EBIT in 2004. The Agricultural Productivity segment had higher restructuring charges and net other expense in fiscal year 2004 compared with the same period in the prior year. Total restructuring charges, net of reversals, recorded in fiscal year 2004 were $98 million compared with $23 million in the prior-year period. In 2004, net other expense increased primarily because of the advancement of funds to pay for Solutia’s Assumed Liabilities in light of Solutia’s refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy of $58 million. On the other hand, Agricultural Productivity SG&A expenses slightly declined in 2004 from the comparable 2003 12-month period, while total company SG&A expenses increased 11 percent. See the fiscal year 2004 discussion in the “Seeds and Genomics Segment” section of MD&A for further explanation of the change in allocation of SG&A expenses between segments.

Agricultural Productivity Financial Performance for the Transition Period

EBIT for the Agricultural Productivity segment declined to a loss of $33 million, from positive EBIT of $353 million for the similar eight-month period of 2002. The largest driver of this segment’s EBIT decline was the $396 million Solutia PCB settlement. Improved operations in Latin America and lower costs more than offset reduced U.S. sales.

Agricultural Productivity net sales in the transition period declined 3 percent from the comparable period in 2002. Lower U.S. sales of Roundup herbicides were partially offset by sales gains for Roundup and other glyphosate-based herbicides elsewhere. As expected, in the postpatent U.S. market, we continued to experience competitive pressures and a shift of sales volumes to our lower-priced branded and non-branded glyphosate products. As a result, the average net selling price of Roundup branded products in the United States during the transition period was about 24 percent lower than it was during the comparable period in the previous year. In addition, volumes sold to distributors during the transition period were less than end-user usage, which also reduced our net sales. Volumes of branded Roundup herbicides declined 9 percent in the transition period. In the comparable period in 2002, adverse weather conditions reduced the amount of glyphosate used in the U.S. over-the-top market.

MONSANTO COMPANY	2005 FORM 10-K

Improved performance of glyphosate-based herbicides outside the United States partially offset the U.S. net sales decline. Worldwide, volumes of Roundup and other glyphosate-based herbicides grew. Roundup herbicide sales in Latin America improved from sales in the comparable period in 2002, when the economic crisis in Argentina and the operational changes we made in the region caused sales to be lower for that period. We also benefited from increased demand from supply customers — other herbicide producers to whom we sell glyphosate, capitalizing on our manufacturing economies of scale. The Asia-Pacific region also experienced higher sales volumes during the transition period, led by increased demand from supply customers and by more favorable weather conditions in Australia. However, these gains in Asia-Pacific were partly offset by a net sales decrease in Japan, because of our 2002 sale of certain herbicide assets to Nissan.

Net sales of our other Agricultural Productivity products declined $27 million during the transition period. Selective herbicide sales were down, primarily because of lower sales in the U.S. acetanilide market. This trend reflects the competitive nature of this market and continued adoption of Roundup Ready corn traits. Sales in the transition period were also negatively affected by wet weather, which led to some of this season’s acetanilide applications being lost. Distributors were conservatively managing their inventories, which also lowered our sales this period. The animal agriculture business reported moderately lower sales of Posilac in an extremely weak milk price environment during the transition period.

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

As noted earlier, EBIT for the segment was down for the transition period. Significantly lower restructuring costs in the transition period and unusually high bad-debt expense in Argentina in the comparable period in 2002, as well as improved operations in Latin America, partially offset the Roundup herbicides sales decline and the PCB settlement. Continued cost management also helped lessen the EBIT effect of the lower sales of Roundup herbicides, though SG&A expenses were slightly higher overall because of higher employee-related costs. Segment results in 2002 also included gains from the Nissan transaction.

Agricultural Productivity Financial Performance for Calendar Year 2002

The 2002 decline in Agricultural Productivity segment net sales was largely attributable to lower sales of Roundup and other glyphosate-based herbicides. Lower sales of these products was driven by a decline in both volumes and average net selling prices, with the largest declines in the United States and Argentina.

In the United States, 2002 net sales of Roundup and other glyphosate-based herbicides were down 26 percent from 2001 net sales. Market share loss because of continued competitive pressures in the burndown market, and to a lesser extent the over-the-top market, contributed to the lower volumes. In addition, adverse weather conditions in the second and third quarters of 2002 reduced the amount of glyphosate used in the over-the-top, fallow, and postharvest markets. As a result, the overall growth of the U.S. market was lower than expected, with sales volumes of Roundup herbicides in the United States declining 17 percent. In 2002, average net selling prices of branded Roundup herbicides in the United States declined approximately 10 percent from 2001 average net selling prices. The lower average net selling prices included the effect of continued competitive pressures and a shift in mix to lower-priced glyphosate products. Year-end distribution channel inventory levels of Roundup herbicides in the United States were roughly flat compared with 2001 year-end levels. In 2002, we launched Roundup WeatherMAX, a new high-performance formulation of Roundup herbicide that provides consistent weed control in a variety of less-than-ideal weather conditions.

Poor economic conditions and the operational decisions we made to reduce our risk of doing business in Latin America negatively affected sales of Roundup herbicides in 2002. These operational changes included working with our customers in Argentina during this difficult time to maintain our long-term customer relationships, thereby reducing risks for both parties. Because of the economic conditions in Argentina brought on by the economic crisis that began late in 2001 and continued into 2002, we allowed some crop protection product returns on a case-by-case basis. This one-time exception to our policy regarding crop protection product returns reduced sales of Roundup and other glyphosate-based herbicides by approximately $60 million in 2002. Roundup herbicide sales in Brazil declined as well, as distribution inventory levels decreased in that country. In Latin America, we intend to keep our distribution inventories at the lower levels achieved in 2002. In Asia, competitive pricing of generic products decreased sales early in 2002. In addition, sales in Asia declined for the year as a result of the mid-year Nissan transaction.

MONSANTO COMPANY	2005 FORM 10-K

Overall sales of our other Agricultural Productivity businesses declined, though sales in our lawn-and-garden herbicides and animal agriculture businesses increased. Sales of our U.S. acetanilide products declined because of the adverse weather conditions discussed above and competitive conditions. This decline was slightly mitigated by growth in our animal agriculture business, which was led by an 8 percent increase in sales volumes of Posilac. The lawn-and-garden herbicide business delivered strong sales growth, resulting from growth in the market and from market share gains driven by new product introductions and stronger advertising.

These factors led to an overall decline in EBIT for the segment in 2002, with the most notable effects coming from declines in the United States and Latin America, driven primarily by the lower sales discussed previously. Lower production volumes of Roundup herbicides led to unfavorable cost of goods sold manufacturing volume variances, but these effects were offset by cost-management efforts and lower prices for raw materials and energy. Segment EBIT was negatively affected by the increase in bad-debt expense relating to estimated uncollectible accounts receivable in Argentina. Also, our environmental technologies businesses, whose financial results were recorded in discontinued operations, contributed to the year-over-year EBIT decline. Lower operating expenses slightly mitigated these margin shortfalls. The sales of certain herbicide assets to Nissan and Nufarm for use in Asia-Pacific markets reduced SG&A expenses and provided other income. These EBIT gains were partially offset by lower herbicide sales in Asia. SG&A expenses also declined because of continued cost management and lower employee-related expenses. In addition, our R&D spending was lower in 2002, as we continued to focus our spending. We were able to reduce the cost of goods sold for our Posilac business, even while animal agriculture sales increased.

Our Agreement with Scotts

In 1998, Former Monsanto entered into an agency and marketing agreement with the Scotts Miracle-Gro Company (Scotts) (f/k/a the Scotts Company) with respect to the lawn-and-garden herbicide business, which was transferred to us in connection with our separation from Pharmacia. Scotts acts as our principal agent to market and distribute our lawn-and-garden herbicide products. The agreement has an indefinite term except in certain countries in the European Union. The agreement related to those countries terminates on Sept. 30, 2008, and may be extended for up to 10 years by the mutual agreement of both parties. Under the agreement, beginning in the fourth quarter of 1998, Scotts is obligated to pay us a $20 million fixed fee each year for the length of the contract to defray costs associated with the lawn-and-garden herbicide business (the annual payment). We record the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates. Of the total fixed fee that was owed for the first three years of the agreement, Scotts deferred $40 million and is contractually required to repay this amount in full, with interest. We are accruing interest on the deferred amounts owed by Scotts monthly and including it in interest income. Beginning in program year 2003 (the program year is defined as October 1 to September 30), Scotts began paying these deferred amounts ($5 million per year for both the deferred portion of the fixed fee and interest in monthly installments). In addition, if certain earnings thresholds are achieved, starting with program year 2001, recovery of the deferred amount is accelerated through additional payments. As of Aug. 31, 2005, the accelerated portion of the deferred amount paid by Scotts was $3 million. The total amount owed by Scotts, including accrued interest, was $44 million and $49 million as of Aug. 31, 2005 and 2004, respectively. In September 2005, Scotts made an additional accelerated payment of approximately $1 million, and in October 2005, Scotts elected to pay us the entire amount of the deferred payment, including accrued interest, of $43 million.

We are obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds that vary by program year. The commission due to Scotts is accrued monthly and included in SG&A expenses. The commission expense included in SG&A expenses was $64 million in fiscal year 2005, $57 million in fiscal year 2004, $43 million in the transition period, and $39 million in calendar year 2002 (the commission expense presented herein is not netted with any payments received from Scotts).

MONSANTO COMPANY	2005 FORM 10-K

RESTRUCTURING

Our results include restructuring activities that significantly affected net income. See Note 6 — Restructuring — for further details. Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

						Year Ended
	12 Months Ended Aug. 31,			Eight Months Ended Aug. 31,		Dec. 31,
(Dollars in millions)	2005	2004	2003	2003	2002	2002

Cost of Goods Sold(1,2)	$1	$(35)	$(7)	$3	$(12)	$(21)
Impairment of Goodwill	—	(69)	—	—	—	—
Restructuring (Charges) Reversals — Net(1,2)	(7)	(112)	(31)	5	(63)	(100)

Income (Loss) from Continuing Operations Before Income Taxes	(6)	(216)	(38)	8	(75)	(121)
Income Tax Benefit (Provision)(3)	20	54	14	(3)	26	42

Income (Loss) from Continuing Operations	14	(162)	(24)	5	(49)	(79)
Loss from Operations of Discontinued Businesses(4)	—	(11)	(3)	—	—	(3)
Income Tax Benefit	—	9	1	—	—	1

Loss on Discontinued Operations	—	(2)	(2)	—	—	(2)

Net Income (Loss)	$14	$(164)	$(26)	$5	$(49)	$(81)

(1)	Restructuring charges include reversals related to prior plans of $7 million and $20 million in fiscal year 2004 and the comparable 2003 12-month period, respectively. Further, of the 2004 reversals, $1 million was recorded in cost of goods sold and $6 million was recorded in net restructuring charges, and of the 12-month 2003 reversals, $3 million was recorded in cost of goods sold and $17 million was recorded in net restructuring charges. Restructuring reversals of $8 million and $1 million were recorded in the transition period and the comparable 2002 eight-month period, respectively. Restructuring reversals of $13 million were recorded in calendar year 2002. See Note 6 for further details of restructuring reversals related to the 2000 and/or 2002 restructuring plans recorded in fiscal year 2004, the transition period and calendar year 2002.

(2)	The $6 million of restructuring charges in fiscal year 2005 was split by segment as follows: $7 million in Seeds and Genomics offset by reversals of $1 million in Agricultural Productivity. In fiscal year 2004, the $35 million of restructuring charges recorded in cost of goods sold was split $9 million in Seeds and Genomics and $26 million in Agricultural Productivity, and the $112 million recorded in restructuring charges — net was split $40 million in Seeds and Genomics and $72 million in Agricultural Productivity.

(3)	The $20 million income tax benefit in fiscal year 2005 was related to tax losses incurred on the sale of the European wheat and barley business.

(4)	Fiscal year 2004, the 12 months ended Aug. 31, 2003, and calendar year 2002 contain restructuring charges related to discontinued businesses (see Note 28 — Discontinued Operations). The fiscal year 2004 restructuring charges recorded in discontinued operations were related to the European wheat and barley business (see the next table in this section for more details). Restructuring charges in the 12 months ended Aug. 31, 2003, and calendar year 2002 were reclassified to discontinued operations and were related to the environmental technologies businesses.

Fiscal Year 2004 Restructuring Plan: In October 2003, we announced plans to continue to reduce costs primarily associated with our agricultural chemistry business as that segment matures globally. Total restructuring actions approved under the fiscal year 2004 restructuring plan were estimated to be $289 million pretax. These plans included: (1) reducing costs associated with our Roundup herbicide business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. Total restructuring charges related to these actions were $6 million pretax and $165 million pretax ($105 million aftertax) in 2005 and 2004, respectively. Additionally, the approved plan included the $69 million impairment of goodwill in the global wheat business ($64 million aftertax; see Note 10 — Goodwill and Other Intangible Assets). We followed accounting standards SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits; SFAS No. 144; and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; to record these actions.

In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is included in the table above. See Note 12 — Income Taxes — and Note 28 for further discussion of the $86 million tax benefit recorded in discontinued operations.

In 2005, pre-tax restructuring charges of $6 million were comprised of $7 million related to the Seeds and Genomics segment and reversals of $1 million related to the Agricultural Productivity segment. In 2004, pre-tax restructuring charges of $165 million were comprised of $104 million related to the Agricultural Productivity segment and $61 million related to the Seeds and Genomics segment ($50 million in continuing operations and $11 million in discontinued operations). The charges incurred in fiscal years 2005 and 2004 include $104 million pretax related to work force reductions, $59 million pretax in

MONSANTO COMPANY	2005 FORM 10-K

asset impairments (excluding the $69 million pretax impairment of goodwill related to the global wheat reporting unit), and $8 million pretax in costs associated with facility closures.

Work force reduction and facility closure charges were cash charges. Asset impairments were noncash charges. The following table displays the cumulative pretax charges incurred by segment under our fiscal year 2004 restructuring plan recorded by segment in continuing operations and discontinued operations (before restructuring reversals related to prior-year plans of $7 million):

	Work
	Force	Facility	Asset
	Reductions	Closures	Impairments	Total

Continuing Operations:
Seeds and Genomics	$27	$—	$30	$57
Agricultural Productivity	71	5	27	103

Total Continuing Operations	98	5	57	160

Discontinued Operations:
Seeds and Genomics	6	3	2	11
Agricultural Productivity	—	—	—	—

Total Discontinued Operations	6	3	2	11

Total Segment:
Seeds and Genomics	33	3	32	68
Agricultural Productivity	71	5	27	103

Total	$104	$8	$59	$171

In 2005, pre-tax restructuring charges of $7 million were recorded related to asset impairments incurred as a result of office closures and asset sales in South Africa and the United States. The office closure actions began in 2004, and additional write-downs were required in 2005 based on the losses on dispositions of certain facilities in these countries. Reversals of $1 million were related to inventory impairments recorded in 2004, for which we were able to recover higher amounts for the inventory than originally estimated.

In fiscal year 2004, we recorded pretax restructuring charges of $104 million related to work force reductions. Work force reductions in continuing operations of $98 million were primarily in the areas of downsizing the regional structure in Europe, and sales and marketing, manufacturing, R&D, and information technology in the United States. Work force reduction charges of $6 million included in discontinued operations were related to employees of the plant-made pharmaceuticals program as well as incremental benefit plan costs for employees of the European wheat and barley business. Facility closure charges of $5 million in continuing operations were related to the closure of an office building in Europe, and the shutdown of production lines and the disposal of discontinued agricultural chemical products in the United States. Facility closure charges of $3 million were also recorded in discontinued operations related to shutdown expenses resulting from the exit of the plant-made pharmaceuticals site. Asset impairments in continuing operations of $51 million included $34 million recorded in cost of goods sold and the remainder in restructuring charges — net. Property, plant and equipment impairments of $20 million were recorded in the United States, Canada and Asia for the shutdown of production lines and the disposal of equipment, and in Brazil for impairment of computer systems to be consolidated with a global system. We also recorded inventory impairments of $14 million related to discontinued agricultural chemical products and seed hybrids in Argentina, Brazil and Latin America; discontinued agricultural chemical products in the United States and Asia; and disposal of inventory at closed production sites in Canada. Asset impairments in restructuring charges — net were $17 million, of which $11 million was for the closure of an office building in the United States. Discontinued operations asset impairments of $2 million consisted primarily of property, plant and equipment impairments associated with the plant-made pharmaceuticals program.

The actions relating to this restructuring plan resulted in after-tax savings of approximately $85 million and $40 million in fiscal years 2005 and 2004, respectively, and they are expected to produce after-tax savings of approximately $85 million to $90 million in fiscal year 2006, with continuing savings thereafter. We expect that these actions will lower our costs, primarily SG&A, as a percent of sales.

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

MONSANTO COMPANY	2005 FORM 10-K

addition to those related to the facility closures. These additional reductions were primarily marketing and administrative positions in Asia-Pacific, Europe-Africa, and the United States.

In connection with the 2002 restructuring plan, we recorded $132 million pretax of net charges in 2002. These restructuring costs related primarily to the closure of certain research and manufacturing sites, as well as work force reductions. Work force reductions of $64 million included involuntary employee separation costs for approximately 1,140 employees worldwide, including positions in marketing, manufacturing, R&D, and administration. As of Aug. 31, 2004, the planned employee separations were completed. Facility closures and other exit costs totaled $24 million: contract terminations ($8 million), equipment dismantling and disposal ($8 million), and other shutdown costs ($8 million) resulting from the exit of certain research and manufacturing sites. We also wrote off $45 million of property, plant and equipment and $6 million of inventories (recorded within cost of goods sold) associated with these exit activities.

Restructuring reversals of $5 million offset these charges in 2002, as did a $2 million recoverable amount from a third party. The reversals stemmed primarily from facility closing costs that were lower than originally estimated and higher proceeds from disposed assets than originally estimated. Restructuring reversals were recorded for work force reductions, primarily because severance expenses were lower than originally estimated. The recoverable amount from a third party represents a portion of work force reduction and exit costs that will be reimbursed to Monsanto. Reversals of $5 million were recorded in the transition period because we were able to settle certain liabilities for less than originally estimated. Restructuring reversals of $1 million were recorded within cost of goods sold in fiscal 2004 because asset write-offs were lower than originally estimated. As of Aug. 31, 2004, the reserve balance was depleted. We anticipate that the actions related to this plan will yield annual cash savings of more than $50 million.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,
	2005	2004

Cash and Cash Equivalents	$525	$1,037
Short-Term Investments	150	300
Trade Receivables — Net	1,473	1,663
Inventories	1,664	1,154
Other Current Assets(1)	832	777

Total Current Assets	$4,644	$4,931

Short-Term Debt	$282	$433
Accounts Payable	369	326
Accrued Liabilities(2)	1,508	1,135

Total Current Liabilities	$2,159	$1,894

Working Capital(3)	$2,485	$3,037
Current Ratio(3)	2.15:1	2.60:1

(1)	Includes miscellaneous receivables, current deferred tax assets, assets of discontinued operations (only as of Aug. 31, 2005) and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, liabilities of discontinued operations (only as of Aug. 31, 2005) and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Working capital decreased $552 million between Aug. 31, 2004, and Aug. 31, 2005, primarily because of the following factors:

•	Cash and cash equivalents decreased by $512 million, primarily because we used cash on hand to fund the Seminis and Emergent acquisitions.

•	We decreased our position in short-term investments by $150 million as of Aug. 31, 2005, to $150 million.

•	Trade receivables declined $190 million in the August-to-August comparison. Our 2005 collections more than offset sales. Net trade receivables as a percent of sales was 23 percent in 2005 compared with 31 percent in 2004. Our days sales outstanding ratio declined significantly between the respective periods. The trade receivables balance as of Aug. 31, 2005, included $183 million related to our 2005 acquisitions.

MONSANTO COMPANY	2005 FORM 10-K

•	Accrued liabilities increased $373 million, primarily because of higher accrued incentive compensation and an increase in the current tax liability. Our incentive accrual as of Aug. 31, 2004, represented an eight-month incentive period. Our incentive plan was changed Sept. 1, 2004, to match our change in fiscal year. The incentive accrual as of Aug. 31, 2005, was based on a 12-month incentive period (fiscal year 2005), and was also higher because financial performance improved in 2005 compared with 2004. The 2005 acquisitions were the largest driver of the increase in our current tax liability.

These working capital decreases were partially offset by an increase in inventory of $510 million, $432 million of which came from the 2005 acquisitions.

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

Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. It also allows us to reduce our reliance on commercial paper borrowings. We received $236 million in 2005, $255 million in 2004, $121 million in the transition period and $224 million in calendar year 2002 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operations in the Statement of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

As of Aug. 31, 2005, and Aug. 31, 2004, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $171 million and $222 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to be terminated, the existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues collected and earned from the program were not significant during fiscal years 2005 and 2004, the transition period and calendar year 2002. As of Aug. 31, 2005, and Aug. 31, 2004, our recorded guarantee liability was less than $1 million, based on our historical collection experience with these customers and our current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. The SPE is included in our consolidated financial statements. Because QSPEs are excluded from the scope of FIN 46R and we do not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on our accounting for the U.S. customer financing program.

In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement was amended in May 2005, at which time the conditions necessary to qualify for sales treatment under SFAS 140 were met. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the our consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operations in the Statement of Consolidated Cash Flows. The total amount of customer receivables transferred through the program and the amount of loans outstanding was $22 million as of Aug. 31, 2005. We provide a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is based on our historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

MONSANTO COMPANY	2005 FORM 10-K

Cash Flow

				Eight Months Ended
	12 Months Ended Aug. 31,			Aug. 31,		Year Ended Dec. 31,
	2005	2004	2003	2003	2002	2002	2001

Net Cash Provided (Required) by Operations	$1,737	$1,261	$1,128	$(214)	$(233)	$1,108	$616
Net Cash Required by Investing Activities	(1,667)	(262)	(482)	(124)	(112)	(469)	(433)

Free Cash Flow(1)	70	999	646	(338)	(345)	639	183
Net Cash Provided (Required) by Financing Activities	(582)	(243)	(502)	191	175	(518)	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	(512)	756	144	(147)	(170)	121	176
Cash and Cash Equivalents at Beginning of Period	1,037	281	137	428	307	307	131

Cash and Cash Equivalents at End of Period	$525	$1,037	$281	$281	$137	$428	$307

(1)	Free cash flow represents the total of net cash provided or required by operations and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section of MD&A for a further discussion).

2005 compared with 2004: In 2005, our free cash flow was $70 million, compared with $999 million in 2004. Cash provided by operations improved $476 million in the 12-month comparison. In 2004, we used cash of $400 million to fund the PCB litigation settlement, and we received net insurance proceeds of $72 million, which resulted in a net use of cash of $328 million. In 2005 and 2004, we made voluntary pension contributions of $60 million and $215 million, respectively.

Cash required by investing activities increased by $1.4 billion in 2005 over 2004, primarily because of our 2005 acquisitions. Capital expenditures increased $71 million, to $281 million, in 2005 compared with 2004. The timing of our purchases and maturities of short-term investments resulted in a source of cash of $150 million in 2005 compared with a use of cash of $70 million in 2004.

Cash required by financing activities was $582 million in 2005, compared with $243 million in 2004. Commercial paper borrowings to fund the Seminis and Emergent acquisitions and the tender offer to purchase the Seminis Senior Subordinated Notes were the primary driver of the increase. We used cash of $495 million to fund the tender offer of the Seminis Senior Subordinated Notes and to retire other Seminis debt after the acquisition closed. Cash proceeds from long-term debt increased $358 million in 2005 over 2004, primarily because $400 million of 5 1/2% Senior Notes due 2035 were issued in July 2005 (5 1/2% 2035 Senior Notes). Cash required for long-term debt reductions increased by $131 million in 2005. We repurchased shares of $234 million in 2005 and $266 million in 2004.

2004 compared with the 12 months ended Aug. 31, 2003: Net cash provided by operations increased $133 million, and net cash required by investing activities decreased $220 million in 2004 compared with the 2003 12-month period. Therefore, free cash flow increased $353 million in 2004 compared with the 2003 12-month period. The increase was driven by improved trade accounts receivable collections globally, the fluctuation in noncash deferred income taxes and the timing of short-term investments. Reductions to free cash flow included the impact of the PCB litigation settlement (discussed below) and higher voluntary contributions to our U.S. qualified pension plan in 2004. For the 12 months ended Aug. 31, 2004, and Aug. 31, 2003, we made voluntary pension contributions of $215 million and $131 million, respectively, which resulted in a higher use of cash of $84 million year-over-year.

The change in accounts receivable provided cash of $486 million in 2004 and $286 million in the 2003 12-month period. The improvement in worldwide collections more than offset the 2004 sales increase. Year-over-year collections improved by approximately $960 million and included increases in nearly all world areas with the largest drivers being the United States and Brazil. Collections improved in the United States because more customers chose not to take advantage of extended terms in fiscal 2004, and, to a lesser extent, more customers chose to prepay in 2004, both of which were primarily attributable to a stronger agriculture economy. Additionally, a higher amount of U.S. fourth quarter 2003 sales were collected in 2004 compared with fourth quarter 2004 sales that were collected in the same fiscal year as the sale. Year-over-year collections improved in Brazil primarily because of increased liquidity in the market, and to a lesser extent, because of favorable exchange rates. Collections in fiscal 2004 were significantly better than historical levels.

The net PCB litigation settlement (cash payments net of insurance proceeds) negatively impacted free cash flow in fiscal year 2004. In the 2003 12-month period, we used cash of $151 million to fund the PCB litigation settlement. Additionally, in the 2003 12-month period, a noncash pretax adjustment of $396 million less deferred taxes of $144 million to reconcile cash

MONSANTO COMPANY	2005 FORM 10-K

provided by operations was presented on the consolidated statement of cash flows. In fiscal year 2004, we used cash of $400 million to fund the PCB litigation settlement, and we received net insurance proceeds of $72 million, which resulted in a net use of cash of $328 million. The $400 million for the PCB litigation settlement was accrued in August 2003 and paid in September 2003. We also recorded insurance receivables of $155 million in August 2003 of which $72 million net was received in August 2004.

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

Net cash required by investing activities was $262 million in 2004, compared with $482 million in the 12 months ended Aug. 31, 2003. The difference between these 12-month periods was primarily because of purchases and maturities of short-term investments, which resulted in a use of cash of $70 million in 2004 and $230 million in the 12 months ended Aug. 31, 2003. Other 2004 investments and property disposal proceeds exceeded the comparable 2003 12-month period by $62 million, primarily because of the sale of assets associated with the European wheat and barley business, and the sale of land in Cambridge, United Kingdom.

Net cash required by financing activities decreased $259 million, to $243 million in 2004 from $502 million in the 12 months ended Aug. 31, 2003. The net change in cash provided from short-term financing (financing with terms less than 12 months) was $27 million in 2004, and the net change in cash required was $540 million in the 2003 12-month period. During 2004, we had strong cash flows, which reduced our need for seasonal borrowings. In the 12 months ended Aug. 31, 2003, we used our free cash flow to pay down our short-term borrowings. Commercial paper outstanding decreased approximately $620 million between Aug. 31, 2002, and Aug 31, 2003. No commercial paper was outstanding as of Aug. 31, 2003, and Aug. 31, 2004. Stock option exercises totaled $200 million during 2004, compared with $24 million in the 2003 12-month period. Long-term debt proceeds of $117 million in 2004 were primarily from our Brazil medium-term borrowings. During the 2003 12-month period, we issued $250 million of 4% Senior Notes under our May 2002 shelf registration. There were no debt issuances under the shelf registration in fiscal 2004. Treasury share purchases totaled $266 million in 2004. There were no purchases in the comparable prior-year period. Dividend payments increased 10 percent, or $13 million, in 2004.

Transition period compared with the eight months ended Aug. 31, 2002: Net cash required by operations decreased $19 million and net cash required by investing activities increased $12 million in the transition period compared with the same eight-month period in 2002. Free cash flow was a negative $338 million for the transition period. Our negative free cash flow for the first eight months of calendar years 2003 and 2002 was consistent with our historical experience, as we used cash to fund the seasonal fluctuations in our business.

Even considering the $151 million cash payment made as partial payment of our share of Solutia’s PCB litigation and an increase of $111 million of voluntary pension contributions in the transition period, our operations required slightly less cash during the transition period than in the comparable prior-year period. We continued to carefully manage our investments in trade receivables and inventories, and we benefited from strong collections. Our improved financial performance also drove accrued liabilities higher at the end of August 2003 than at August 2002. The $252 million after-tax charge related to our participation in the settlement of Solutia’s PCB litigation was included in the net income (loss) component of the cash flow statement.

Net cash required by investing activities increased slightly in the transition period, compared with the eight months ended Aug. 31, 2002. Proceeds from the sale of herbicide assets to Nissan in 2002 were offset by lower capital expenditures and investments in short-term debt securities in the transition period. Investments of $250 million matured throughout April and May of 2003, and following strong collections in the second calendar quarter, we invested $230 million in short-term debt securities.

Calendar Year 2002 compared with Calendar Year 2001: Net cash provided by operations increased $492 million and net cash required by investing activities increased $36 million in 2002, compared to 2001. Free cash flow totaled $639 million in 2002. This was a more than threefold increase from 2001 free cash flow of $183 million. Though net income was lower in 2002 than in 2001, our operations generated almost twice as much cash in 2002. This improvement was primarily a result of careful management of our investments in trade receivables and inventories. Capital expenditures declined 41 percent from

MONSANTO COMPANY	2005 FORM 10-K

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

Capital Resources and Liquidity

	As of Aug. 31,
	2005	2004

Short-Term Debt	$282	$433
Long-Term Debt	1,458	1,075
Total Shareowners’ Equity	5,613	5,258
Debt-to-Capital Ratio	24%	22%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operations was not sufficient to fund our cash needs, generally during the first half of the calendar year due to the seasonality of our business, short-term commercial paper borrowings were used to finance these requirements.

Total debt outstanding increased by $232 million between Aug. 31, 2004, and Aug. 31, 2005. In third quarter 2005, we borrowed $1.3 billion in short-term commercial paper to fund the Seminis and Emergent acquisitions and a tender offer for outstanding Seminis debt. During fourth quarter 2005, this commercial paper was repaid through cash from operations and the issuance of $400 million of Senior Notes. Also, certain medium-term notes matured and were repaid in 2005. These medium-term notes were classified as short-term debt as of Aug. 31, 2004. Further, the Statement of Consolidated Cash Flows presents the maturities as long-term debt reductions because the medium-term notes had maturities longer than one year at inception. Our August 2005 debt-to-capital ratio was 2 percentage points higher than the August 2004 ratio, primarily because of the increase in total debt outstanding.

In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). On Aug. 14, 2002, we issued $600 million in 7 3/8% Senior Notes under the 2002 shelf registration, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million (7 3/8% Senior Notes). As of Aug. 31, 2005, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see the discussion later in this section regarding a debt exchange for $314 million of the 7 3/8% Senior Notes). The net proceeds from the sale of the 7 3/8% Senior Notes were used to reduce commercial paper borrowings and to repay short-term debt owed to Pharmacia. In May 2003, we issued $250 million of 4% Senior Notes under the 2002 shelf registration (4% Senior Notes). The 4% Senior Notes are due on May 15, 2008. The net proceeds from the sale of the 4% Senior Notes were used to reduce commercial paper borrowings.

In May 2005, we filed a new shelf registration with the SEC (2005 shelf registration) that allowed us to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the 2002 shelf registration). In July 2005, we issued 5 1/2% 2035 Senior Notes of $400 million under the 2005 shelf registration. The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. As of Aug. 31, 2005, $1.6 billion remained available under the 2005 shelf registration.

In August 2005, we exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of our outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. Under the terms of the exchange, we paid a premium of $53 million to holders participating in the exchange. The $53 million premium is included in the cash flows required by financing activities in the Statement of Consolidated Cash Flows. The transaction has been accounted for as an exchange of debt under Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The financing transaction costs of $2 million that we incurred related to the exchange have been included in interest expense for fiscal year 2005. The exchange of debt allowed us to adjust our debt-maturity schedule while also allowing us to take advantage of market conditions we considered favorable. We intend to commence a registered exchange offer during fiscal year 2006 to provide holders of the newly issued privately placed notes with the opportunity to exchange

MONSANTO COMPANY	2005 FORM 10-K

such notes for substantially identical notes registered under the Securities Act of 1933. In October 2005, we filed a registration statement with the SEC on Form S-4 relating to the notes to be issued in the registered exchange offer.

We also have in place two committed external borrowing facilities amounting to $2.0 billion that were unused as of Aug. 31, 2005. Effective March 11, 2005, we finalized a 364-day $1.0 billion revolving credit facility. This 364-day facility will be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and support for commercial paper borrowings. Our previously existing five-year $1.0 billion revolving credit facility also remains in place and serves the same purposes. The five-year facility expires in June 2009. The terms and conditions of the 364-day facility are substantially similar to those of the five-year facility. These credit facilities give us the financial flexibility to satisfy short- and medium-term funding requirements.

Capital Expenditures: Our capital expenditures increased by 34 percent, or $71 million, to $281 million in 2005 compared with 2004. This increase was primarily driven by projects to increase corn manufacturing capacity and projects related to R&D. We expect 2006 capital expenditures to be in the range of $350 million. The largest drivers of this increase over 2005 are expected to be projects to expand seed production facilities for corn and cotton. In 2005, we announced plans to construct a new data center at our world headquarters, which is estimated to cost $21 million. We are scheduled to begin construction in early 2006. The data center could be occupied as early as fourth quarter 2007. In 2004, capital expenditures increased by 2 percent, or $4 million, to $210 million, from the comparable 2003 12-month level.

Pension Contributions: We are continuing to make voluntary cash contributions to our U.S. qualified pension plan. In addition to contributing amounts if required by pension plan regulations, we may also make discretionary contributions if they are merited. Although contributions were not required, Monsanto contributed $60 million, $215 million and $111 million to the U.S. qualified plan during fiscal years 2005 and 2004 and the transition period, respectively. In September 2005, we voluntarily contributed $60 million to the U.S. qualified plan in order to maintain the future contribution flexibility allowed by regulations. No additional contribution is planned for fiscal year 2006 for the U.S. plan. While the level of future contributions that would be required is unpredictable and depends heavily on plan asset experience and interest rates, we expect to continue to contribute to the plan on a regular basis in the near term.

Share Repurchases: In July 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of our common stock over a three-year period. In 2005 and 2004, we purchased $234 million and $266 million, respectively, of our common stock under the $500 million authorization. A total of 12.7 million shares were repurchased under this program. In July 2005, the $500 million repurchase program was completed a year ahead of the authorized expiration period. In October 2005, the board of directors authorized the purchase of up to $800 million of our common stock over a four-year period.

Dividends: We paid dividends totaling $174 million in 2005 and $141 million in 2004. In April 2003, our board of directors authorized an increase in the quarterly dividend from 12 cents per share to 13 cents per share. In May 2004, the board of directors approved an increase in the quarterly dividend from 13 cents per share to 14.5 cents per share, and in December 2004, the board of directors approved an increase in the quarterly dividend to 17 cents per share. We are currently reviewing our options for returning additional value to shareowners in 2006, including the possibility of a dividend increase.

Acquisitions: In first quarter 2005, we acquired the canola seed businesses of Advanta from Advanta B.V., including the Advanta Seeds brand in Canada and the Interstate seed brand in the United States, for $52 million in cash (net of cash acquired), inclusive of transaction costs of $2 million. The addition of these canola seed businesses reinforces our commitment to the canola industry and is intended to strengthen our ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities paid in second quarter 2005. In third quarter 2005, ASI, through its Channel Bio subsidiary, acquired NC+ Hybrids, Inc. for $40 million in cash (net of cash acquired). In addition to these purchase price amounts, ASI paid transaction costs of $4 million for these acquisitions. Channel Bio and NC+ Hybrids are U.S. seed companies that sell, market and distribute primarily corn and soybean seeds. Channel Bio is an independent operating company of ASI. As a result of the NC+ Hybrids acquisition, Channel Bio markets its products through four brands: Crow’s, Midwest Seed Genetics, NC+ Hybrids and Wilson Seeds. The acquisitions of Channel Bio and NC+ Hybrids are expected to

MONSANTO COMPANY	2005 FORM 10-K

provide us with additional opportunity for growth by accelerating the delivery of technology advances through these companies’ strong customer relationships, local brands and quality service. The Channel Bio transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements. The NC+ Hybrids transaction was completed on March 1, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements.

In third quarter 2005, we acquired Seminis for $1.0 billion in cash (net of cash acquired), inclusive of transaction costs of $23 million, and we paid $495 million for repayment of its outstanding debt. The acquisition was completed on March 23, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements. Marinet Investments, LLC, which prior to the closing was a holder of co-investment rights in Seminis, elected to reduce the cash payment to which it was entitled upon completion of the transaction by $50 million in exchange for a contingent payment of up to $125 million based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007, or certain other factors. The cash portion of the acquisition was funded with cash on hand plus commercial paper borrowings of $600 million issued in March 2005. Prior to the closing of the transaction, Seminis initiated a tender offer to redeem all of its outstanding 10 1/4% Senior Subordinated Notes. Commercial paper borrowings were also issued in April 2005 to fund the payments pursuant to the tender offer, which totaled approximately $390 million.

Seminis is the global leader in the vegetable and fruit seed industry. Its brands (including Seminis, Royal Sluis, Asgrow and Petoseed) are among the most recognized in the vegetable and fruit segment of agriculture. Seminis supplies more than 3,500 seed varieties to commercial fruit and vegetable growers, dealers, distributors and wholesalers in more than 150 countries. The acquisition of Seminis is expected to provide us with an opportunity for growth in the vegetable and fruit seed industry. In order to enhance connections among Monsanto and Seminis employees, including the application of back-shop technology advancements across certain support functions, we are finalizing plans to integrate certain support services of Seminis with our other businesses. In connection with this integration, in September 2005, Monsanto and the chief executive officer of Seminis have agreed that he will assist in the integration and will resign by Dec. 31, 2005. We are assessing whether the termination of his employment will accelerate the timing of the contingent payment discussed above. Any such payment would be reflected as an increase in the purchase price of Seminis, which would increase goodwill, and would require a use of cash by Monsanto.

In third quarter 2005, we acquired Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, “Emergent” or “the Emergent acquisition”) for $306 million (net of cash acquired), inclusive of transaction costs of $8 million. With its Stoneville and Nexgen brands in the United States and Mahalaxmi and Paras brands in India, Emergent is the third-largest cotton seed business in the United States, has two strong cotton seed brands in India and has a solid presence in several other smaller cotton-growing markets around the world. The addition of the Emergent brands completes a strategic cotton germplasm and traits platform, which we modeled on our leading corn and soybean strategy. This cotton platform is expected to provide us with opportunities to deliver breeding advances and biotechnology traits in the cotton seed market. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements. The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005. We also assumed debt of $16 million.

For all fiscal year 2005 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. The purchase price allocations as of Aug. 31, 2005, were preliminary (see Note 5 — Business Combinations). As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. They primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. Estimated integration costs of $7 million have been recorded and are recognized as current liabilities in the purchase price allocations. As of Aug. 31, 2005, $3 million has been charged against these liabilities, primarily related to payments for employee terminations and relocations. Management is finalizing plans to integrate or restructure certain activities of Seminis and the Emergent India business. The plans for Seminis and the Emergent India business include employee terminations and relocations, exiting certain product lines and facility closures. In first quarter 2006, we expect to record additional liabilities of approximately $20 million related to Seminis and the Emergent India business, which will be considered part of the purchase price allocation of the acquired companies. As these plans had not been finalized, these liabilities were not recorded as of Aug. 31, 2005.

MONSANTO COMPANY	2005 FORM 10-K

Contractual Obligations

We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2005. See Note 23 of the consolidated financial statements for a further description of our contractual obligations.

	Payments Due in Fiscal Year Ending Aug. 31,
							2011 and
(Dollars in millions)	Total	2006	2007	2008	2009	2010	beyond

Long-Term Debt	$1,458	$—	$69	$249	$1	$1	$1,138
Interest Payments Relating to Long-Term Debt(1)	1,314	100	94	87	76	76	881
Operating Lease Obligations	91	32	18	11	7	5	18
Purchase Obligations:
Uncompleted additions to property	36	36	—	—	—	—	—
Commitments to purchase inventories	407	350	15	9	9	9	15
Commitment to purchase breeding research	319	52	45	45	45	45	87
R&D alliances and joint venture obligations	168	55	49	33	31	—	—
Other purchase obligations	200	60	58	68	5	2	7
Other Liabilities Reflected on the Balance Sheet:
Payments on other financing	11	7	4	—	—	—	—

Total Contractual Obligations	$4,004	$692	$352	$502	$174	$138	$2,146

(1)	The total interest payments include $33 million estimated for payments associated with variable interest rates on the 4% Senior Notes. The variable interest rate of 4.45% was calculated using the six-month London Interbank Offered Rate (LIBOR), plus a weighted-average spread of 0.39 percentage points.

In conjunction with the Seminis acquisition, we have a contingent payment obligation of up to $125 million based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007, or certain other factors. This amount is not included in the contractual obligations table above. See the “Capital Resources and Liquidity” section of MD&A and Note 5 — Business Combinations — for additional information.

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

We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Accordingly, our actual costs may be materially different from this estimate. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. See Note 23 — Commitments and Contingencies under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities, the charge discussed above, and an agreement in principle which we have reached with certain other parties in Solutia’s bankruptcy proceeding. Also see Part I — Item 3 — Legal Proceedings and Item 1 — Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

Seasonality

The change of our fiscal year end from December 31 to August 31 synchronized our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. As a result, investors will gain a more complete picture of the North American and Latin American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2005, approximately 70 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. The Agricultural Productivity segment sales were more

MONSANTO COMPANY	2005 FORM 10-K

evenly spread across our fiscal year quarters in 2005, with approximately 55 percent of these sales occurring in the second half of the year. Sales outside the United States represented over 57 percent of the Agricultural Productivity segment sales. Seasonality varies by the world areas where our Agricultural Productivity businesses operate. For example, the United States, Europe and Brazil were the largest contributors to Agricultural Productivity sales in 2005. The United States experienced higher sales in the second half of 2005 than did Europe, which had a higher concentration of sales in second and third quarters of 2005, and Brazil, which had a higher concentration of sales in the first and fourth quarters of 2005.

We recorded several unusual items in 2005, including the Solutia-related charge of $284 million and the tax benefit as a result of the loss incurred on the European wheat and barley business of $106 million in first quarter 2005, and the write off of acquired IPR&D expenses of $266 million in 2005. Without these items, 2005 net income was the highest in second and third quarters, which correlated with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters, depending on planting and growing conditions. Our inventory is at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable are at the lowest levels in November, primarily because of prepayments received on behalf of both segments in the United States, and the seasonality of our sales.

As is the practice in our industry, we regularly extend credit to enable our customers to acquire crop protection products and seeds at the beginning of the growing season. Because of the seasonality of our business and the need to extend credit to customers, we use short-term borrowings to finance working capital requirements. Our need for such financing will generally be the highest in the second half of the fiscal year and lowest in the first half of the fiscal year. We expect to have less reliance on commercial paper borrowings in fiscal 2006 to support operations. Our customer financing programs are also expected to continue to reduce our reliance on commercial paper borrowings.

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

We have evolved to a company led by its strengths in seeds and biotechnology traits as a means of delivering solutions to our customers. We also remain the leading manufacturer of the best-selling herbicide brand, Roundup, and maintain a very strong manufacturing cost position. We will focus geographically on our top agricultural markets, where we can bring together a broad complement of our products and technologies, while pursuing ways to best participate in other markets. We have accordingly adopted different business models for different markets. These actions allow us to diversify our exposure to risk from changes in the marketplace.

Our financial strategy will continue to emphasize both earnings and cash flow. We believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning value to shareowners through vehicles such as investments that grow and expand the business, an increased dividend rate and share repurchases. We have recently used our cash position for strategic acquisitions and technology investments, and we have used a combination of cash and debt to fund our 2005 acquisitions. We will continue to evaluate technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts, and acquisition opportunities that meet our strategic needs, although we have no current plans to pursue any major acquisitions.

We have taken decisive steps to address key risks in our business position, which include reducing costs in our agricultural chemistry business and pursuing the evolution of our business to an emphasis on seeds and traits. We remain focused on cost and cash management, both to support the progress we have made in managing our investment in working capital — in particular, receivables and inventories — and to realize the full earnings potential of our businesses. We will continue to seek additional external financing opportunities for our customers.

MONSANTO COMPANY	2005 FORM 10-K

We have taken steps to reduce risk and stabilize our business position in Latin America. We continue to monitor the business environment and the related impact on our working capital in Latin American countries, particularly Brazil and Argentina. In 2005, Brazil experienced consecutive years of drought conditions in some regions, including the regions where we have been focusing our point-of-delivery payment system collection efforts. Also, the combination of lower commodity prices and the appreciation of the Brazilian real affected some of our customers’ liquidity in several other Brazilian regions, which resulted in increases in past-due trade receivables and the related allowance for doubtful trade receivables as of Aug. 31, 2005, compared with those as of Aug. 31, 2004. We took actions to mitigate these credit risks in 2005. We will continue to carefully monitor our Brazilian trade receivables in 2006.

Seeds and Genomics

Monsanto has built a leading global position in seeds. We continue to make improvements in our base seed business. Advanced breeding techniques combined with production practices and plant capital investments have significantly improved germplasm quality, yields and cost. The performance of Monsanto germplasm is reflected in market-share gains for both our branded and licensed seed businesses. We also use our genetic material to develop new varieties for other seed companies’ brands. Outstanding seed quality and leading germplasm provide a vehicle for delivering biotechnology seed traits such as herbicide tolerance and insect protection. Biotechnology traits offer growers several benefits: lower costs, greater convenience and flexibility, higher yields, and the ability to adopt environmentally responsible practices such as conservation tillage and reduced pesticide use.

As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. To date, our research and marketing have focused on crops grown on significant acreage: corn, cotton and oilseeds, which include soybeans and canola. The acquisition of Seminis will broaden our research and marketing focus to small-acre vegetable and fruit crops. We invest more than 85 percent of our R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. By shifting our focus to create value for farmers in seeds and traits, we have set Monsanto on a path of sustainable growth. We expect increasing gross profit from seeds and traits to more than offset a declining contribution from agricultural chemicals. At the same time, we expect to continue to reduce seed production costs through higher yields on seed production acres and careful management of our seed product portfolio.

Key near-term growth opportunities in our seeds and traits include:

•	Continued growth in Monsanto’s branded and licensed seed market shares, through acquisitions, successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

•	Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden’s/Corn States business and Cotton States business;

•	Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products;

•	Ability to have flexibility to price our traits in line with the value growers have experienced and expect to continue to experience from our traits;

•	Commercialization of second-generation traits, such as Bollgard II cotton and Roundup Ready Flex cotton; and

•	Improve and grow the Seminis vegetable and fruit seed business by applying our molecular breeding and marker capabilities to Seminis’ library of germplasm.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. ASI intends to continue investing in independent seed businesses and to operate them autonomously as subsidiaries. These investments will allow the operating companies of ASI to more rapidly connect their customers to significant innovations in genetics-based breeding and other new technologies while continuing to operate autonomously and locally, providing service to their customers and building value of their brands. Within our U.S. business, we now have three approaches to the market, each serving unique customers in unique ways: we are selling our branded DEKALB and Asgrow seeds through the distribution channel; we are licensing to more than 250 regional seed companies through our Holden’s/Corn States business; and with the addition of ASI, we are now selling directly to farmers in localized

MONSANTO COMPANY	2005 FORM 10-K

markets. ASI completed the acquisition of Channel Bio in first quarter 2005 and the acquisition of NC+ Hybrids in third quarter 2005. In September 2005, ASI acquired five companies that collectively represented approximately 1 percent of the U.S. corn seed market.

In third quarter 2005, we completed the acquisition of Seminis, the global leader in the vegetable and fruit seed industry. Seminis will operate as a wholly-owned subsidiary of Monsanto. Other than corn seed, oilseeds and cotton seed, vegetable seeds have the best prospect for consistent growth at high margins. Similar to Monsanto, Seminis has captured a leading position in its respective global markets, and has done so by focusing on molecular breeding and the value it creates for the farmer. From a technology perspective, we intend to continue on the path taken by Seminis for its business, which is to focus on developing products via advanced molecular breeding techniques, and to leverage our research on the seed breeding side for Seminis. We believe Seminis is an attractive investment for us because of its market leadership, innovation and financial growth. As discussed in the “Financial Condition, Liquidity, and Capital Resources” section of MD&A, we plan to integrate certain support services of Seminis with our other businesses. We are finalizing plans to integrate or restructure certain activities of Seminis and expect to record a liability in first quarter 2006, which will be considered part of the purchase price allocation.

In third quarter 2005, we completed the acquisition of Emergent, a cotton seed business, which we are integrating into our cotton traits business. Through the Emergent brands, we will have a branded presence in cotton as we do in corn and soybeans. Emergent will join a foundation cotton seed company called Cotton States that we created in the last three years. We will use the same model that we adopted in corn and soybeans, and we will be broadly licensing both our biotech traits and our germplasm to other companies. The decision to purchase Emergent is key to the future of our cotton business, core to accelerating the value of our new second-generation cotton traits, and complementary to the introduction of our new Cotton States foundation seed business. We expect growth to come from the combination of improved breeding and continued growth of biotech traits, particularly stacked and second-generation traits.

We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business because it allows Monsanto to earn a greater share of the farmer’s expenditures on each acre. Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. During the past three years, stacked-trait cotton overtook single-trait cotton products in Monsanto’s product mix. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

We have completed the regulatory approval processes in the United States, Japan and Canada for YieldGard Plus with Roundup Ready Corn 2, Monsanto’s three-way stacked product that includes the YieldGard Corn Borer, YieldGard Rootworm and Roundup Ready Corn 2 biotech traits. YieldGard Plus with Roundup Ready Corn 2 hybrids were available for sale and planting in limited quantities in fiscal year 2005 with broader product availability in fiscal year 2006 in the United States. Monsanto corn products designed to be tolerant to the active ingredient in Roundup herbicides are currently marketed as Roundup Ready Corn 2 in the United States.

We are working toward developing products to generate long-term growth. We believe that our strategic head start in first- and second-generation input traits will give us a leadership position in developing output traits that provide consumer benefits and create value for the food industry. We are working to achieve greater acceptance and to secure additional approvals for our existing biotechnology products globally, and toward the development and timely commercialization of additional products in our pipeline. We are prioritizing our efforts to gain approvals for biotechnology crops, and while we continue to gain new approvals in global markets, we are pursuing strategies for growth even with delays in some global regulatory approvals.

The Brazilian government passed measures legalizing the planting and harvest of Roundup Ready soybeans in Brazil for our 2004 and 2005 fiscal years. A grain-based payment system was successfully launched in fiscal year 2004. In March 2005, Brazil’s President signed a biosafety bill into law that establishes a regulatory process for the approval of biotech crops. The implementation of our point-of-delivery, grain-based payment system in the prior year laid the groundwork for ensuring that we capture value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and allow Brazil to be a greater contributor to revenue in seeds and traits in the near term. Most grain handlers in Brazil have enrolled or are expected to enroll in this grain-based payment system for the 2006 harvest. Many of the southern states have already enrolled as part of a two-year contract, entered into starting with the 2005 harvest. The largest grain exporters have accepted this contract and have implemented the agreement for the past two seasons. Compliance with the

MONSANTO COMPANY	2005 FORM 10-K

system from the 2005 and 2004 harvest was estimated to be above 98 percent. It is likely that court rulings on our Brazilian patents from these non-complying cases, or new cases, will occur in fiscal year 2006 or 2007. The system had a slightly negative effect on earnings in 2005 because of lower pricing compared with 2004, and drought conditions which decreased grain production in 2005 by nearly 70 percent in the area in which the system operated. As Roundup Ready soybeans have now been fully approved in Brazil, a limited amount of certified seed containing the Roundup Ready gene was sold in 2005, in addition to continuing with the grain-based payment system on saved and replanted seed.

A similar grain-based system has been established for Paraguay; it was successfully operated in the 2005 harvest. Due to the limited size of that market, start-up incentives and expenses, our operations were break-even in 2005. Paraguay is expected to be a modest contributor to earnings in 2006. Efforts continue to develop systems in Argentina and Uruguay. It is likely that court cases in Europe will be required to determine the applicability of patent rights for Roundup Ready soybeans grown in Argentina and exported to Europe. The first two of these cases has been filed, and may take two or more years to be completed. It is not certain that payments on Roundup Ready soybeans will be profitable in Brazil or in other parts of Latin America.

Crop import restrictions in some key markets, most notably the European Union, reduce potential expansion of current and future biotechnology crops in the United States and other markets where they are approved. However, the development of effective systems to enable farmers growing crops in the United States to sell into elevator systems that do not export to the EU is mitigating the effect of these restrictions. Additionally, Monsanto is pursuing approvals to enable the importation of corn and processed corn products that contain the Roundup Ready and Yieldgard Rootworm traits into the EU, including those traits as a part of various stacked-trait combinations, and has received approval from the EU for human consumption, and the import, processing and use in animal feed, of Roundup Ready Corn 2.

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

Recent hurricanes — Katrina and Rita — have seriously disrupted the supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States. The result has been dramatic price escalation for certain raw materials and energy required for glyphosate production. Although these conditions are not expected to impact our long-term results of operations, they could have a material adverse affect on our 2006 results of operations.

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

MONSANTO COMPANY	2005 FORM 10-K

Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in Roundup herbicides, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We continue to manage production costs. We also achieved reductions in working capital by decreasing distribution channel inventory to optimize our working capital and adjust to current market conditions. Roundup herbicides distribution channel inventories in the United States have declined significantly over the last several years. In 2006, we expect our U.S. branded herbicide sales to directly correlate with the application of Roundup herbicides on the farm and with our share of the overall market.

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

Our lawn-and-garden herbicide products remain a strong cash generator and support Monsanto’s brand equity in the marketplace. Another key product in our Agricultural Productivity segment is Posilac bovine somatotropin, which improves dairy cow productivity. The active ingredient for Posilac is manufactured both at our new plant in Augusta, Georgia, and in Austria by Sandoz GmbH. Sandoz also manufactures the finished dose formulation of Posilac, and is our sole supplier of the finished dose formulation until we receive U.S. FDA approval to manufacture the finished dose formulation at our Augusta facility. In second quarter 2005, we applied for U.S. FDA approval for finished dose formulation at our Augusta facility. Sandoz is making corrections and improvements at its facility in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz’s facility and further identified in a March 2004 FDA warning letter to Sandoz. In second quarter 2004, we notified our customers that supplies of Posilac would be limited because of a combination of factors, including the time needed for Sandoz to complete corrections and improvements at its facility in cooperation with the FDA. The reduction in doses of Posilac available for sale has required us to allocate available supplies. In second quarter 2005, and again in third quarter 2005, we were able to increase the number of doses allocated among our customers, but expect the supply of Posilac to continue to be limited through most of calendar year 2006. The allocation is expected to have a material adverse effect on Posilac revenues as long as it continues.

Other Information

As discussed in Note 23 — Commitments and Contingencies and Part I — Item 3 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the “Overview — Executive Summary — Outlook” section of MD&A, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia’s Assumed Liabilities is discussed in Note 23.

In second quarter 2005, we received notification from the Brazilian tax authorities that certain value-added tax credits were not recoverable. We evaluated the validity and the related financial impact of such notification, and we adjusted the value-added tax asset balance to the amount we believe is the current fair value of the recoverable credits. We will continue to evaluate the recoverability of the value-added tax asset balance.

For additional information on the outlook for Monsanto, see “Cautionary Statements Regarding Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 — Significant Accounting Policies. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change

MONSANTO COMPANY	2005 FORM 10-K

from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit and finance committee of our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Goodwill: A majority of our goodwill relates to our seed company acquisitions. We are required to assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent distinct parts of our business. The definition of our reporting units affects the results of our goodwill impairment analysis. Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. In connection with the adoption of SFAS 142 in 2002, we recorded a $2.0 billion pretax transitional impairment charge relating to our corn and wheat reporting units. This charge reduced the carrying amount of our goodwill, and it resulted in a cumulative effect of accounting change, which reduced net income and shareowners’ equity. The company’s decision in October 2003 to exit the European wheat and barley business required a reevaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business, and resulted in a $69 million pretax impairment charge in fiscal year 2004. The $69 million pretax impairment to goodwill was recorded as an operating expense, which reduced net income and shareowners’ equity. The fiscal year 2005 annual goodwill impairment test was performed as of March 1, 2005, and no indications of goodwill impairment existed as of that date. In 2005, we recorded goodwill of $517 million related to our acquisitions (see Note 5 — Business Combinations), and we added a new reporting unit for vegetable and fruit seed. Future changes in the fair value of our reporting units could affect our goodwill and operating expenses and reduce shareowners’ equity.

Litigation and Other Contingencies: We are involved in various intellectual property, biotechnology, tort, contract, antitrust, employee benefit, environmental and other litigation, claims and legal proceedings; environmental remediation; and government investigations. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If our assessment of the various factors changes, we may change our estimates. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

In the process of managing certain litigation and environmental liabilities related to Solutia, and through our involvement in Solutia’s bankruptcy process, we determined that it was probable that we would incur some expenses related to Solutia’s third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, we determined that it was appropriate to establish a reserve for such expenses based on the best estimates by our management with input from our legal and other outside advisors. Accordingly, a charge in the amount of $284 million was recorded in first quarter fiscal 2005. We believe that the Solutia-related charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. We expect to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. Actual costs to us may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in the charge may arise or become probable and reasonably estimable in the future, and we may also manage, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. The charge may not

MONSANTO COMPANY	2005 FORM 10-K

reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements, any recoveries we might receive through the bankruptcy process, or any recoveries we might receive through the contribution actions that we are pursuing on Pharmacia’s behalf. See Note 23 — Commitments and Contingencies and the section captioned Financial Condition, Liquidity, and Capital Resources —“Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)” of MD&A for additional information on Solutia’s Assumed Liabilities and the Solutia-related charge.

Pensions and Other Postretirement Benefits: The actuarial valuations of our pension and other postretirement benefit costs, assets and obligations affects our financial position, results of operations and cash flows. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others: assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, health care cost trends, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions (caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, for example) could have a material effect on our pension obligations and expenses, and can affect our net income (loss), intangible assets, liabilities, and shareowners’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our qualified pension plan. Because of the design of our postretirement health care plans, our liabilities associated with these plans are not highly sensitive to assumptions regarding health care cost trends.

In fiscal years 2005 and 2004, we recorded $20 million and $21 million, respectively, to increase the additional minimum pension liability in our financial statements. These adjustments were necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plan. These noncash adjustments to increase the additional minimum pension liability decreased shareowners’ equity, but did not affect our results of operations.

Fiscal year 2006 pension expense, which will be determined using assumptions as of Aug. 31, 2005, is expected to increase compared with fiscal year 2005 because we reduced our discount rate assumption as of Aug. 31, 2005, to reflect current economic conditions. The discount rate assumption as of Aug. 31, 2005, was reduced from 5.80 percent to 5.00 percent. However, the expected return on additional cash contributions made in September 2004 and September 2005 to the plan will offset any increase in expense because of the lower discount rate. In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a half-percent decrease in the discount rate will decrease our fiscal year 2006 pretax income by approximately $4 million. Our salary rate assumption as of Aug. 31, 2005, increased from 3.25 percent to 4.00 percent. Holding all other assumptions constant, we estimate that a half-percent decrease in the salary rate assumption would increase Monsanto’s fiscal year 2006 pretax income $1 million.

Expected rate of return on pension assets is also an important element of plan expense. This assumption has not changed since the transition period when it was reduced to 8.75 percent. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2005, was approximately 65 percent equity securities, 31 percent debt securities and 4 percent other investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. While we do not currently expect to further reduce the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower Monsanto’s fiscal year 2006 pretax income by approximately $6 million.

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

MONSANTO COMPANY	2005 FORM 10-K

In fiscal 2004, we assessed the realizability of our deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. We concluded that it was more likely than not that the deferred tax assets related to net tax operating loss carryforwards (NOLs) in Argentina will not be realizable prior to their expiration. As of Aug. 31, 2005, we have established a valuation allowance for $103 million, a reduction of $4 million from the prior year, on the NOLs, which expire from 2006 to 2010. This conclusion was based on the recent history of losses, the continued uncertain economic conditions and the limited tax carryforward period of five years. Management is taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in management’s control. We also concluded that it is more likely than not that we will realize our deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

At the beginning of fiscal year 2004, Brazil had a valuation allowance of $90 million for deferred tax assets related to NOLs because management believed it was more likely than not that such deferred tax assets would not be realized. However, based on improvements in Brazil’s operations related to business changes that we had begun implementing two crop seasons previously, and improvements over that period in Brazil’s overall economy, and in particular the agricultural sector, in 2004 management then believed it is more likely than not that such deferred tax assets would be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs which have an indefinite life, was reversed in 2004. We also concluded that it is more likely than not that we will realize our deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income.

Allowance for Doubtful Trade Receivables: We maintain an allowance for doubtful trade receivables. This allowance represents our estimate of accounts receivable that, subsequent to the time of sale, we have estimated to be of doubtful collectibility because our customers may not be able to pay. In determining the adequacy of the allowance for doubtful accounts, we consider historical bad-debt experience, customer creditworthiness, market conditions, and economic conditions. We perform ongoing evaluations of our allowance for doubtful accounts, and we increase the allowance as required. Increases in this allowance will reduce the recorded amount of our net trade receivables, net income and shareowners’ equity, and increase our bad-debt expense. For example, in 2005, we increased our allowance for doubtful trade receivables in Brazil by approximately $12 million compared with 2004. In 2005, Brazil experienced consecutive years of drought conditions in certain regions where we have been focusing our point-of-delivery payment system collection efforts. Also, the combination of lower commodity prices and the appreciation of the Brazilian real affected some of our customers’ liquidity in several other Brazilian regions, which resulted in increases in past-due trade receivables and the related allowance for doubtful trade receivables as of Aug. 31, 2005, compared with those as of Aug. 31, 2004. In 2004, we increased our allowance for estimated uncollectible trade receivables in Argentina by approximately $45 million primarily because of changes to the Argentine business model and continued economic difficulty. See the 2004 “Results of Operations” discussion in MD&A for a detailed discussion of this increase.

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

NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. We do not believe that the adoption of SFAS 154 will have a material impact on the consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), to clarify the term “conditional asset retirement” as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, we will adopt FIN 47 no later than fourth quarter of fiscal year 2006. We are currently assessing the impact FIN 47 may have on our consolidated financial statements; however, we do not believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require companies to recognize compensation costs related to share-based payment transactions in their financial statements. The cost of share-based payment transactions to employees will be based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We have adopted the provisions of SFAS 123R using the modified prospective method beginning Sept. 1, 2005, and have considered the guidance of SAB 107 as we adopted SFAS 123R.

We expect that the impact of the adoption of SFAS 123R will reduce 2006 diluted earnings per share by approximately $0.10 to $0.12 as we begin recognizing compensation expense for the unvested portion of awards granted prior to adoption and for new awards granted subsequent to adoption. Because this estimate is based on assumptions including anticipated levels of new awards to be granted, changes in stock price, forfeitures of awards, employee exercise behaviors and the portion of costs to be capitalized in inventory, the actual impact on earnings per share may differ from this estimate. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. This requirement may reduce net operating cash flows and increase net financing cash inflows for periods after adoption.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on our consolidated financial statements in 2005 because the manufacturer’s deduction is not available to Monsanto until fiscal year 2006. We are currently evaluating the effect that the manufacturer’s deduction will have in 2006 and subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately upon issuance; however, due to the complexity of the repatriation provision, as well as our current-year acquisition activity and the recently issued guidance from the Treasury Department, the amount of foreign earnings that may be repatriated by Monsanto cannot be determined. See Note 12 — Income Taxes — for additional disclosures in accordance with FSP 109-2.

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

MONSANTO COMPANY	2005 FORM 10-K

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 was effective for our first quarter of fiscal year 2005. Final regulations necessary to implement the Medicare Prescription Drug, Improvement and Modernization Act of 2003 were released in January 2005, which resulted in a remeasurement of postretirement obligations. We have estimated a reduction of the postretirement benefit obligation of approximately $46 million. The reduction in 2005 benefit cost was $4 million. Estimated future Medicare subsidy receipts are $2 million to $3 million annually from 2006 through 2010, and $14 million for the period 2011 through 2015. For additional details, see Note 16 — Postretirement Benefits — Health Care and Other Post Employment Benefits.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Overview-Executive Summary-Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources,” and “Outlook,” and “Legal Proceedings.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

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

Many companies engage in plant biotechnology and breeding research, and speed in getting a new product to market can be a significant competitive advantage. Our competitors’ success could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies, some of which have substantially greater financial and marketing resources than we do. In addition, we expect to face continued competition for our Roundup and selective chemistries agricultural herbicide product lines. The extent to which we can realize cash and gross profit from these products will depend on our ability to control manufacturing and marketing costs without adversely affecting sales, to predict and respond effectively to competitor pricing, to provide marketing programs meeting the needs of our customers and of the farmers who are our end users, to maintain an efficient distribution system, and to develop new formulations with features attractive to our end users.

Efforts to protect our intellectual property rights and to defend against claims against us can increase our costs and will not always succeed; any failures could adversely affect sales and profitability or restrict our ability to do business.

Intellectual property rights are crucial to our business, particularly our Seeds and Genomics segment. We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, growers, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. For example, the practice of saving seeds from non-hybrid crops (such as soybeans, canola and cotton)

MONSANTO COMPANY	2005 FORM 10-K

containing our biotechnology has prevented and may continue to prevent us from realizing the full value of our intellectual property, particularly outside the United States. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure you we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

We are subject to extensive regulation affecting our seed biotechnology and agricultural products and our manufacturing processes, which affects our sales and profitability.

Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales. Lack of approval to import crops containing biotechnology traits into key markets can affect sales of our traits, even in jurisdictions where planting has been approved. Concern about unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect grower seed purchase decisions and the sale of our products. Further, the detection of adventitious presence of traits not approved in the country where detected may result in the withdrawal of seed lots from sale or in compliance actions, such as crop destruction or product recalls. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, claims that increased use of glyphosate-based herbicides increases the potential for the development of glyphosate-resistant weeds could result in restrictions on the use of glyphosate-based herbicides as well as seeds containing our Roundup Ready traits and thereby reduce our sales.

The degree of public acceptance or perceived public acceptance of our biotechnology products can impact our sales and results of operations by affecting planting approvals, regulatory requirements and grower planting decisions.

Some opponents of the technology actively raise public concern about the potential for adverse effects of our biotechnology traits on other plants and the environment and of crops containing these traits on animals and human health. The potential for adventitious presence of commercial biotechnology traits in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that can affect general public acceptance of these traits. Public concern can affect the timing of, and whether we are able to obtain, government approvals. Even after approvals are granted, public concern may lead to increased regulation or legislation, which could impact our sales and profitability, and may adversely affect sales of our traits to growers, due to their concerns about available markets for the sale of crops containing our biotechnology traits. In addition, opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future attacks against our field testing sites, and research, production, or other facilities.

The successful development and commercialization of our pipeline products will be necessary for our growth.

Commercializing new biotechnology products entails considerable time (as much as 10 years) and investment (as much as $100 million per product). Commercializing new germplasm products using traditional breeding approaches does not require as much time and investment. A considerable percentage of our new product concepts are abandoned and never commercialized. There are a number of reasons why a new product concept may be abandoned, including greater than anticipated development costs, regulatory obstacles, competition, inability to prove the original concept, lack of demand, and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. Many of our competitors are also making considerable investments in similar new biotechnology or improved germplasm products. Commercial success frequently depends on being the first company to the market. Consequently, we believe our

MONSANTO COMPANY	2005 FORM 10-K

ability to grow our business depends significantly on our ability to fund extensive research and development activities and deliver new products to the markets we serve.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely impact our results of operations and profitability.

We are involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations, employee benefits, and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. We have recorded a $284 million charge for certain estimated expenses related to third-party tort litigation and environmental matters that we are managing following Solutia’s refusal to manage such matters. We believe that the charge represents the estimated discounted cost that we would incur in connection with these litigation and environmental matters. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the charge is uncertain. Further, additional litigation or environmental matters that are not reflected in the charge may arise in the future, and we may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 23 and in other sections of this report.

Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability.

We engage in manufacturing, seed production, research and development or sales in many parts of the world. Sales outside the United States represented more than 47 percent of our revenues in fiscal year 2005. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2005 were principally through our businesses in Argentina, Brazil, Canada, France, Mexico and Switzerland. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

Any diversion of management’s attention to matters related to acquisitions or any delays or difficulties encountered in connection with integrating acquired operations may have an adverse effect on our business, results of operations, and/or financial condition.

We have recently completed several acquisitions involving seed companies. These transactions are designed to contribute to our long-term growth. We must fit such acquisitions into our growth strategies to generate sufficient value to justify their cost. Acquisitions also present other challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.

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

MONSANTO COMPANY	2005 FORM 10-K

changes. Accordingly, increases in commodity prices may negatively impact our cost of goods sold or cause us to increase seed prices, which could adversely affect our sales. Farmers’ incomes are also affected by commodity prices and that may have some effect on their ability to purchase our products.

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

Our ability to estimate growers’ future needs, and match our production and the level of product at our distributors to those needs, has a significant effect on our sales.

Growers’ decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventory of our products will reduce our current sales. However, high product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition, inadequate distributor liquidity could affect distributors’ ability to pay for our products and, therefore, affect our sales or our ability to collect on our receivables.

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

Weather conditions and natural disasters can affect the timing of planting and the acreage planted, as well as yields and commodity prices. In turn, the quality, cost and volumes of the seed that we are able to produce and sell will be affected, which will impact our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes.

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

See Notes 2 and 14 to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.

MONSANTO COMPANY	2005 FORM 10-K

The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2005, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity prices. Actual changes may prove to be greater or less than those hypothesized.

Changes in Interest Rates: Because the company’s short- and long-term debt exceeds cash and investments, Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. The majority of our debt as of Aug. 31, 2005, consisted of fixed-rate long-term obligations.

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

On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes under the 2002 shelf registration, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. In August 2005, the company exchanged $314 million of new 5 1/2% Senior Notes due 2025 for $314 million of the company’s outstanding 7 3/8% Senior Notes. As of Aug. 31, 2005, the fair value of the 7 3/8% Senior Notes was $564 million, and the fair value of the 5 1/2% 2025 Senior Notes was $320 million. A 1 percentage point change in the interest rates would change the fair value of the remaining 7 3/8% Senior Notes by approximately $33 million, and the fair value of the 5 1/2% 2025 Senior Notes by $42 million.

In May 2003, Monsanto issued $250 million of 4% Senior Notes, also under the 2002 shelf registration. The interest rate on the 4% Senior Notes was subsequently swapped to six-month London Interbank Offered Rate (LIBOR), plus a spread of 39 basis points. As of Aug. 31, 2005, the fair value of the 4% Senior Notes (including the effect of the swap) was $244 million. A 1 percentage point change in the interest rates would change the fair value of the 4% Senior Notes by $6 million.

In May 2005, Monsanto filed a new shelf registration with the SEC that allowed it to issue up to $2.0 billion in debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the 2002 shelf registration). In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes due 2035 under the 2005 shelf registration. As of Aug. 31, 2005, the fair value of the 5 1/2% 2035 Senior Notes was $403 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/2% 2035 Senior Notes by $66 million.

Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign-currency forward exchange contracts and foreign-currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the euro, the Brazilian real, the Canadian dollar, the Australian dollar, and the South African rand. Unfavorable currency movements of 10 percent would negatively affect the fair market values of the derivatives held to hedge currency exposures by $69 million.

Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases and uses options contracts to limit the unfavorable effect that price changes could have on these purchases. The company’s futures and options contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. A 10 percent decrease in the prices would have a negative effect on the fair value of those futures of $3 million for soybeans and $2 million for corn, and of those options of $1 million for soybeans and $1 million for corn. We also use natural gas swaps to manage energy input costs. A 10 percent decrease in price of gas would have a negative effect on the fair value of the swaps of $2 million.

Changes in Equity Prices: The company also has investments in equity securities. All such investments are classified as long-term available-for-sale investments. The fair market value of these investments is $32 million. These securities are listed on a stock exchange or quoted in an over-the-counter market. If the market price of the traded securities should decrease by 10 percent, the fair value of the equities would decrease by $3 million. See Note 11 — Investments — for further details.

MONSANTO COMPANY	2005 FORM 10-K

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

Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2005.

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

/s/ Hugh Grant

Hugh Grant
Chairman, President and Chief Executive Officer

/s/ Terrell K. Crews

Terrell K. Crews
Executive Vice President and Chief Financial Officer

Nov. 8, 2005

MONSANTO COMPANY	2005 FORM 10-K

Management’s Annual Report on Internal Control over Financial Reporting

Management of Monsanto Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of Aug. 31, 2005, we have excluded the acquisitions of Seminis, Inc. and Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, “Emergent”), as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The acquisitions of Seminis and Emergent were completed on March 23, 2005, and April 5, 2005, respectively. Seminis constituted 18 percent of total assets as of Aug. 31, 2005, and 4 percent of total revenues for the fiscal year then ended. Emergent constituted 3 percent of total assets as of Aug. 31, 2005, and less than 1 percent of total revenues for the fiscal year then ended. See Note 5 — Business Combinations — for a further discussion of these acquisitions and their impact on Monsanto’s consolidated financial statements.

Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of Aug. 31, 2005.

The company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, were appointed by the Audit and Finance Committee of the company’s Board of Directors, and ratified by the company’s shareowners. Deloitte & Touche LLP has audited and reported on the Consolidated Financial Statements of Monsanto Company and subsidiaries, management’s assessment of the effectiveness of the company’s internal control over financial reporting and the effectiveness of the company’s internal control over financial reporting. The reports of the independent auditors are contained in Item 8 of this Annual Report.

/s/ Hugh Grant

Hugh Grant
Chairman, President and Chief Executive Officer

/s/ Terrell K. Crews

Terrell K. Crews
Executive Vice President and Chief Financial Officer

Nov. 8, 2005

MONSANTO COMPANY	2005 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareowners of Monsanto Company:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Monsanto Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of Aug. 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Seminis, Inc. (“Seminis”) and Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, “Emergent”), which were acquired on March 23, 2005 and April 5, 2005, respectively. Seminis’ financial statements reflect total assets and revenues of 18 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended Aug. 31, 2005. Emergent’s financial statements reflect total assets and revenues of 3 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended Aug. 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Seminis and Emergent. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of Aug. 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of Aug. 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of Aug. 31, 2005, and Aug. 31, 2004, and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income (loss) for each of the two years in the period ended Aug. 31, 2005, for the eight months ended Aug. 31, 2003, and for the year ended Dec. 31, 2002, of the Company and our report dated Nov. 8, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

Nov. 8, 2005

MONSANTO COMPANY	2005 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareowners of Monsanto Company:

We have audited the accompanying statement of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of Aug. 31, 2005, and Aug. 31, 2004, and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income (loss) for each of the two years in the period ended Aug. 31, 2005, for the eight months ended Aug. 31, 2003, and for the year ended Dec. 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of Aug. 31, 2005, and Aug. 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended Aug. 31, 2005, for the eight months ended Aug. 31, 2003, and for the year ended Dec. 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2003 Monsanto Company changed its method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

As discussed in Note 10 to the consolidated financial statements, in 2002 Monsanto Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of Aug. 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated Nov. 8, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

Nov. 8, 2005

MONSANTO COMPANY	2005 FORM 10-K

Statement of Consolidated Operations

			Eight Months
	Year Ended Aug. 31,		Ended Aug. 31,	Year Ended Dec. 31,
(Dollars in millions, except per share amounts)	2005	2004	2003	2002

Net Sales	$6,294	$5,423	$3,378	$4,674
Cost of goods sold	3,290	2,896	1,826	2,528

Gross Profit	3,004	2,527	1,552	2,146
Operating Expenses:
Selling, general and administrative expenses	1,334	1,128	724	996
Bad-debt expense	67	106	38	203
Research and development expenses	588	509	312	503
Acquired in-process research and development (see Note 5)	266	—	—	—
Impairment of goodwill	—	69	—	—
Restructuring charges (reversals) — net	7	112	(5)	100

Total Operating Expenses	2,262	1,924	1,069	1,802
Income from Operations	742	603	483	344
Interest expense	115	91	57	81
Interest income	40	34	16	26
Solutia-related expenses (see Note 23)	309	58	—	—
PCB litigation settlement expense — net	—	—	396	—
Other expense — net	97	94	67	58

Income (Loss) from Continuing Operations Before Income Taxes	261	394	(21)	231
Income tax provision (benefit)	104	128	(21)	85

Income from Continuing Operations	157	266	—	146

Discontinued Operations (see Note 28):
Income (loss) from operations of discontinued businesses	11	(6)	(17)	(28)
Income tax benefit	(87)	(7)	(6)	(11)

Income (Loss) on Discontinued Operations	98	1	(11)	(17)

Income (Loss) Before Cumulative Effect of Accounting Change	255	267	(11)	129
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit of $7 in 2003 and $162 in 2002	—	—	(12)	(1,822)

Net Income (Loss)	$255	$267	$(23)	$(1,693)

Basic Earnings (Loss) per Share:
Income from continuing operations	$0.59	$1.01	$—	$0.56
Income (loss) on discontinued operations	0.37	—	(0.04)	(0.07)
Cumulative effect of accounting change	—	—	(0.05)	(6.99)

Net Income (Loss)	$0.96	$1.01	$(0.09)	$(6.50)

Diluted Earnings (Loss) per Share:
Income from continuing operations	$0.58	$0.99	$—	$0.56
Income (loss) on discontinued operations	0.36	—	(0.04)	(0.07)
Cumulative effect of accounting change	—	—	(0.05)	(6.94)

Net Income (Loss)	$0.94	$0.99	$(0.09)	$(6.45)

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

Statement of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$525	$1,037
Short-term investments	150	300
Trade receivables — net (see Note 7)	1,473	1,663
Miscellaneous receivables	370	316
Deferred tax assets	374	397
Inventories (see Note 9)	1,664	1,154
Assets of discontinued operations (see Note 28)	15	—
Other current assets	73	64

Total Current Assets	4,644	4,931
Property, Plant and Equipment:
Land	150	64
Buildings	1,136	866
Machinery and equipment	3,192	3,106
Computer software	310	282
Construction in progress	302	286

Total Property, Plant and Equipment	5,090	4,604
Less Accumulated Depreciation	2,712	2,517

Net Property, Plant and Equipment	2,378	2,087
Goodwill — Net (see Note 10)	1,248	720
Other Intangible Assets — Net (see Note 10)	1,153	454
Noncurrent Deferred Tax Assets	680	475
Other Assets	476	497

Total Assets	$10,579	$9,164

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt	$282	$433
Accounts payable	369	326
Income taxes payable	208	122
Accrued compensation and benefits	273	158
Accrued marketing programs	457	419
Liabilities of discontinued operations (see Note 28)	11	—
Miscellaneous short-term accruals	559	436

Total Current Liabilities	2,159	1,894
Long-Term Debt	1,458	1,075
Postretirement Liabilities	732	687
Solutia-Related Reserve (see Note 23)	184	—
Other Liabilities	433	250
Commitments and Contingencies (see Note 23)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 280,851,349 in 2005 and 272,682,836 in 2004; Outstanding 268,191,257 in 2005 and 264,413,343 in 2004	3	3
Treasury stock, 12,660,092 in 2005 and 8,269,493 in 2004, at cost	(500)	(266)
Additional contributed capital	8,588	8,315
Retained deficit	(1,572)	(1,645)
Accumulated other comprehensive loss	(889)	(1,132)
Reserve for ESOP debt retirement	(17)	(17)

Total Shareowners’ Equity	5,613	5,258

Total Liabilities and Shareowners’ Equity	$10,579	$9,164

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

Statement of Consolidated Cash Flows

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Operating Activities:
Net Income (Loss)	$255	$267	$(23)	$(1,693)
Adjustments to reconcile cash provided (required) by operations:
Items that did not require (provide) cash:
Pre-tax cumulative effect of change in accounting principle	—	—	19	1,984
Depreciation and amortization expense	488	452	302	460
Impairment of goodwill	—	69	—	—
Bad-debt expense	67	109	40	208
Noncash restructuring	7	51	(2)	50
Deferred income taxes	(86)	88	(132)	(258)
Gain on disposal of investments and property — net	(21)	(10)	—	(59)
Equity affiliate expense — net	31	36	26	43
Acquired in-process research and development	266	—	—	—
Solutia-related charge (see Note 23)	284	—	—	—
PCB litigation settlement expense — net	—	—	396	—
Net loss on retirements and impairments of property	36	8	22	28
Other items that did not provide cash	48	(4)	(14)	—
Changes in assets and liabilities that provided (required) cash:
Trade receivables	394	486	(647)	221
Inventories	6	70	85	74
Accounts payable and accrued liabilities	(46)	110	24	(3)
Solutia-related reserve (see Note 23)	(49)	—	—	—
PCB litigation settlement proceeds (payments) — net	14	(328)	(151)	—
Pension contributions	(60)	(215)	(111)	(20)
Related-party transactions	—	—	2	(46)
Tax benefit on employee stock options	94	37	2	11
Net investment hedge proceeds (loss)	(48)	(17)	(26)	20
Other items	57	52	(26)	88

Net Cash Provided (Required) by Operations	1,737	1,261	(214)	1,108

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(150)	(550)	(230)	(250)
Maturities of short-term investments	300	480	250	—
Acquisitions of businesses, net of cash acquired	(1,541)	—	—	—
Technology and other investments	(65)	(58)	(35)	(97)
Capital expenditures	(281)	(210)	(114)	(224)
Other investments and property disposal proceeds	70	76	5	72
Loans with related party	—	—	—	30

Net Cash Required by Investing Activities	(1,667)	(262)	(124)	(469)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	28	23	94	(283)
Short-term debt proceeds	68	24	5	55
Short-term debt reductions	(52)	(20)	(2)	(706)
Loans from related party	—	—	—	(254)
Long-term debt proceeds	475	117	252	851
Long-term debt reductions	(299)	(168)	(77)	(104)
Payment of premium to exchange notes payable	(53)	—	—	—
Payments on debt assumed in acquisitions	(495)	—	—	—
Debt issuance costs	(4)	—	(1)	(5)
Payments on other financing	(15)	(12)	(8)	(10)
Treasury stock purchases	(234)	(266)	—	—
Stock option exercises	173	200	24	63
Dividend payments	(174)	(141)	(96)	(125)

Net Cash Provided (Required) by Financing Activities	(582)	(243)	191	(518)

Net Increase (Decrease) in Cash and Cash Equivalents	(512)	756	(147)	121
Cash and Cash Equivalents at Beginning of Period	1,037	281	428	307

Cash and Cash Equivalents at End of Period	$525	$1,037	$281	$428

See Note 22 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

Statement of Consolidated Shareowners’ Equity

			Additional	Retained	Accumulated Other
	Common	Treasury	Contributed	Earnings	Comprehensive	Reserve for
(Dollars in millions, except per share amounts)	Stock	Stock	Capital	(Deficit)	Income (Loss)(1)	ESOP Debt	Total

Balance as of Jan. 1, 2002	$3	$—	$8,056	$173	$(716)	$(33)	$7,483
Net loss	—	—	—	(1,693)	—	—	(1,693)
Net transactions with Pharmacia(2)	—	—	(83)	—	—	—	(83)
Grants of restricted stock (147,000 shares)	—	—	3	—	—	—	3
Issuance of shares under employee stock plans	—	—	63	—	—	—	63
Tax benefit on employee stock options	—	—	11	—	—	—	11
Cash dividends of $0.48 per common share	—	—	—	(125)	—	—	(125)
Foreign currency translation	—	—	—	—	(273)	—	(273)
Minimum pension liability	—	—	—	—	(202)	—	(202)
Net unrealized loss on investments	—	—	—	—	(11)	—	(11)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	7	7

Balance as of Dec. 31, 2002	$3	—	$8,050	$(1,645)	$(1,202)	$(26)	$5,180
Net loss	—	—	—	(23)	—	—	(23)
Grants of restricted stock (25,000 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	24	—	—	—	24
Tax benefit on employee stock options	—	—	2	—	—	—	2
Cash dividends of $0.25 per common share	—	—	—	(65)	—	—	(65)
Foreign currency translation	—	—	—	—	105	—	105
Minimum pension liability	—	—	—	—	(71)	—	(71)
Net unrealized gain on investments	—	—	—	—	6	—	6
Accumulated derivative loss	—	—	—	—	(6)	—	(6)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	3	3

Balance as of Aug. 31, 2003	$3	$—	$8,077	$(1,733)	$(1,168)	$(23)	$5,156
Net income	—	—	—	267	—	—	267
Treasury stock purchases	—	(266)	—	—	—	—	(266)
Grants of restricted stock (31,500 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	200	—	—	—	200
Tax benefit on employee stock options	—	—	37	—	—	—	37
Cash dividends of $0.68 per common share	—	—	—	(179)	—	—	(179)
Foreign currency translation	—	—	—	—	58	—	58
Minimum pension liability	—	—	—	—	(17)	—	(17)
Net unrealized loss on investments	—	—	—	—	(1)	—	(1)
Accumulated derivative loss	—	—	—	—	(4)	—	(4)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	6	6

Balance as of Aug. 31, 2004	$3	$(266)	$8,315	$(1,645)	$(1,132)	$(17)	$5,258
Net income	—	—	—	255	—	—	255
Treasury stock purchases	—	(234)	—	—	—	—	(234)
Grants of restricted stock (24,700 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	173	—	—	—	173
Tax benefit on employee stock options	—	—	94	—	—	—	94
Cash dividends of $0.68 per common share	—	—	—	(182)	—	—	(182)
Foreign currency translation	—	—	—	—	231	—	231
Minimum pension liability	—	—	—	—	(2)	—	(2)
Net unrealized loss on investments	—	—	—	—	(2)	—	(2)
Accumulated derivative gain	—	—	—	—	16	—	16
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	—	—
Other adjustments(3)	—	—	5	—	—	—	5

Balance as of Aug. 31, 2005	$3	$(500)	$8,588	$(1,572)	$(889)	$(17)	$5,613

(1)	See Note 20 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive income (loss).

(2)	Includes adjustment primarily associated with the assumed net pension liabilities and related deferred tax assets.

(3)	Includes adjustments to deferred tax liabilities and other assets associated with the spinoff from Pharmacia in 2000.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

Statement of Consolidated Comprehensive Income (Loss)

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Net Income (Loss)	$255	$267	$(23)	$(1,693)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	231	58	105	(273)
Unrealized net holding gains (losses) (net of tax of $3 in 2005, $2 in 2004, $5 in 2003 and $(2) in 2002)	4	5	6	(4)
Reclassification adjustment for holding gains included in income (net of tax of $(4) in 2005, $(3) in 2004 and $(5) in 2002)	(6)	(6)	—	(7)
Accumulated derivative losses on cash-flow hedges not yet realized (net of tax of $(1) in 2005, $(11) in 2004, $(9) in 2003, $(5) in 2002)	(2)	(18)	(14)	(8)
Reclassification adjustment for derivative losses included in income (net of tax of $11 in 2005, $9 in 2004, $5 in 2003 and $5 in 2002)	18	14	8	8
Additional minimum pension liability adjustment (net of tax of $(21) in 2005(1), $(7) in 2004, $(38) in 2003 and $(109) in 2002)	(2)	(17)	(71)	(202)

Total Other Comprehensive Income (Loss)	243	36	34	(486)

Total Comprehensive Income (Loss)	$498	$303	$11	$(2,179)

(1)	Includes adjustment to record deferred state income tax benefit on the minimum pension liability.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Monsanto Company, with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto produces leading seed brands, including DEKALB, Asgrow, Seminis and Stoneville, and develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto provides other seed companies with genetic material and biotechnology traits for their seed brands. The company also manufactures Roundup herbicide and other herbicides. Monsanto’s seeds, biotechnology trait products and herbicides provide growers with solutions that improve productivity, reduce the costs of farming, and produce healthier foods for consumers and better feed for animals. Monsanto also provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

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

In second quarter 2005, the company committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, substantially all of these businesses were sold. In fiscal year 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company’s European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. See Note 28 — Discontinued Operations — for further details. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statement of Consolidated Operations has been conformed to this presentation. Also, as of Aug. 31, 2005, the Condensed Statement of Consolidated Financial Position has been conformed to this presentation. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

References to 2005 and 2004 refer to the fiscal years ended Aug. 31, 2005, and Aug. 31, 2004, respectively. In July 2003, Monsanto’s board of directors approved a change to Monsanto’s fiscal year end from December 31 to August 31. This change aligns the company’s fiscal year more closely to the seasonal nature of its business. Accordingly, the company is presenting audited financial statements for the eight months ended Aug. 31, 2003 (the transition period). For comparative purposes, unaudited condensed results of operations data for the comparable period of the prior year is presented in Note 4 — Change in Fiscal Year End. The Statement of Consolidated Operations for the 12 months ended Dec. 31, 2002, will be referenced as calendar year 2002.

Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Monsanto was incorporated as a subsidiary of Pharmacia in February 2000. On Sept. 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a separation agreement dated as of that date (the Separation Agreement), from which time the consolidated financial statements reflect the results of operations, financial position, and cash flows of the company as a separate entity responsible for procuring or providing the services and financing previously provided by Pharmacia. The consolidated financial statements include the costs of services purchased from Pharmacia and Pharmacia’s reimbursement for services Monsanto provided it pursuant to a transition services agreement.

In October 2000, Monsanto sold approximately 15 percent of its common stock at $20 per share in an initial public offering (IPO). On Aug. 13, 2002, Pharmacia completed a spinoff of Monsanto by distributing its entire ownership interest via a tax-free dividend to Pharmacia’s shareowners.

Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Arrangements with other business enterprises are also evaluated, and those in which Monsanto is determined to have controlling financial interest are consolidated. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.

Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 8 — Customer Financing Programs — for a description of this arrangement. This special-purpose entity is consolidated in accordance with FIN 46R. For other types of variable interest entities, the company has evaluated its relationships with two entities and has determined that, although the entities are variable interest entities and Monsanto holds variable interests in the entities, these entities are not required to be consolidated in the company’s financial statements pursuant to FIN 46R because Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which the company had a 9 percent equity investment as of Aug. 31, 2005. Monsanto currently has an agreement in place under which Monsanto makes payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $33 million and total liabilities of $12 million as of Aug. 31, 2005, and revenues of $26 million for the 12 months ended Aug. 31, 2005. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus on corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $20 million and total liabilities of $11 million as of Aug. 31, 2005, and revenues of $19 million for the 12 months ended Aug. 31, 2005. As of Aug. 31, 2005, Monsanto’s total estimate of maximum exposure to loss as a result of its relationships with these entities was approximately $22 million, which represents Monsanto’s equity investments in these entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, valuations of goodwill and other intangible assets, employee benefit plan liabilities, marketing program liabilities, grower accruals (an estimate of amounts payable to farmers who grow seed for Monsanto), restructuring reserves, self-insurance reserves, environmental reserves, deferred revenue, contingencies, litigation, incentives, and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position, or cash flows.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Monsanto follows Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, the SEC interpretation of accounting guidelines on revenue recognition. SAB 104 primarily affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies, which is recognized when a grower purchases seed containing the Monsanto trait. Trait royalties are recorded when earned, usually when the third-party seed companies sell their seeds containing Monsanto traits.

To reduce credit exposure in Latin America, Monsanto collects payments on certain customer accounts in grain. Monsanto does not take ownership of the grain or the associated inventory risk and therefore does not record revenue or the related cost of sales for the grain. Such payments in grain are negotiated at the time Monsanto’s products are sold to the customers and are valued at the prevailing grain commodity prices on that day. By entering into forward sales contracts with grain merchants, Monsanto mitigates the commodity price exposure from the time a contract is signed with a customer until the time the grain is collected from the customer by a grain merchant on Monsanto’s behalf.

Shipping and Handling Costs

Following the guidance of Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, Monsanto records outward freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the company’s distribution network in cost of goods sold as incurred.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statement of Consolidated Operations. Accrued marketing programs are recorded in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer, based on specific performance criteria met by distributors, dealers and farmers, such as purchase volumes, promptness of payment, and market share increases. The associated cost of marketing programs is recognized as a reduction of gross sales in the Statement of Consolidated Operations.

Research and Development Costs

The company accounts for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs (SFAS 2). Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Acquired in-process research and development costs with no alternative future uses are expensed in the period acquired. The costs of purchased in-process research and development that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. The costs associated with equipment or facilities acquired or constructed for research and development

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to research and development expenses.

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

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2005, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.

Cash and Cash Equivalents

All highly liquid investments (defined as investments with a maturity of three months or less when purchased) are considered cash equivalents. These cash equivalents include customer payments in transit at the end of the reporting period.

Short-Term Investments

Short-term investments consist primarily of U.S. Treasury bills, other government securities, and commercial paper. These investments are designated as available for sale and are stated at market value. For purposes of the Statements of Consolidated Financial Position and Consolidated Cash Flows, these short-term investments are not considered cash equivalents, because their maturities are more than three months when purchased.

Accounts Receivable

The company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

Long-Term Investments

Monsanto has long-term investments in equity securities, all of which are considered to be available for sale. They are classified as other assets in the Statement of Consolidated Financial Position, and they are carried at fair value, with unrealized gains and losses reported in the Statement of Consolidated Shareowners’ Equity in accumulated other comprehensive income (loss). Each security is reviewed regularly to evaluate whether it has experienced an other-than-temporary decline in fair value. If Monsanto believes that an other-than-temporary decline exists, the investment in question is written down to market value in accordance with EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The write-down is recorded in the Statement of Consolidated Operations as an impairment of securities.

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

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimates do not necessarily reflect the values that could be realized in the current market on any one day. See Note 14 — Financial Instruments — for further details.

Inventory Valuation

Inventories are stated at the lower of cost or market. Inventories are valued as follows:

•	Seeds and Genomics: Actual cost is used to value raw materials such as treatment chemicals and packaging, as well as goods in process. Costs for substantially all finished goods, which include the cost of carry-over crops from the previous year, are valued at weighted-average actual cost. Weighted-average actual cost includes field growing and harvesting costs, plant conditioning and packaging costs, and manufacturing overhead costs.

•	Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of the Agricultural Productivity segment inventories in the United States, excluding supplies (approximately one-fourth and one-third of total inventories as of Aug. 31, 2005, and Aug. 31, 2004, respectively) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is utilized outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.

Goodwill

Monsanto follows the guidance of SFAS No. 141, Business Combinations (SFAS 141), in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.

Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), all goodwill amortization ceased effective Jan. 1, 2002. Goodwill is now subject only to impairment reviews. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of March 1, 2005. See Note 10 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.

Other Intangible Assets

Other intangible assets consist primarily of acquired seed germplasm, acquired biotechnology intellectual property, trademarks and customer relationships. Seed germplasm is the genetic material used in new seed varieties. Germplasm is amortized on a straight-line basis over useful lives ranging from seven years for completed technology germplasm to a maximum of 30 years for certain core technology germplasm. Completed technology germplasm consists of seed hybrids and varieties that are commercially available. Core technology germplasm is the collective germplasm of inbred and hybrid seeds and has a longer useful life as it is utilized to develop new seed hybrids and varieties. Acquired biotechnology intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from three to 17 years. The useful lives of acquired germplasm and acquired biotechnology intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the utilization of the asset.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto has a broad portfolio of trademarks and patents including trademarks for Roundup (for herbicide products), Roundup Ready, Bollgard, and YieldGard (for traits), DEKALB and Asgrow (for agricultural seeds), Posilac (for dairy productivity products), and patents for our insect-protection traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for trademarks and patents ranges from three to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis over the period in which the patent is legally protected, the period over which benefits are expected to be received, or the estimated market-life of the product with which the patent is associated, whichever is less.

In conjunction with acquisitions completed during fiscal year 2005, Monsanto has access to the distribution channels and customer relationships of the acquired companies. These relationships are expected to provide economic benefits to Monsanto. The amortization period for customer relationships ranges from eight to 15 years, and amortization is recognized on a straight-line basis over these periods. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience of customer attrition rates.

In accordance with SFAS 144, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. See Note 10 — Goodwill and Other Intangible Assets — for further discussion of Monsanto’s intangible assets.

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

Monsanto follows SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which was effective for Monsanto on Jan. 1, 2003. SFAS 143 addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Upon adopting this standard, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20), Monsanto recorded an after-tax cumulative effect of accounting change of $12 million, or $0.05 per share. This noncash charge was recorded as of Jan. 1, 2003. If SFAS 143 would have been effective for all periods presented, net earnings would have been reduced by $3 million for calendar year 2002, or $0.01 per diluted share.

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

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation and Other Contingencies

Monsanto is involved in various intellectual property, biotechnology, tort, contract, antitrust, employee benefit, environmental and other litigation, claims and legal proceedings, for example, proceedings relating to Solutia’s bankruptcy filing (see Note 23 — Commitments and Contingencies); environmental remediation; and government investigations. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with SFAS No. 5, Accounting for Contingencies, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Guarantees

Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under FASB Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34. For additional information on the company’s commitments and other contractual and commercial obligators, see Note 23 — Commitments and Contingencies.

Foreign Currency Translation

The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in the Statement of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive income (loss). The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates, in accordance with SFAS No. 52, Foreign Currency Translation. These currency adjustments are included in net income. As of Sept. 1, 2004, Monsanto identified Russia and Romania as hyperinflationary countries in which it has operations.

Significant translation exposures include the euro, the Brazilian real, and the Canadian dollar. For all periods presented, Monsanto designated the U.S. dollar as the functional currency in Argentina. In January 2002, Argentina formally abandoned the fixed exchange rate regime between the Argentine peso and the U.S. dollar, and the peso subsequently was devalued by approximately 70 percent. Argentina simultaneously imposed various banking and exchange controls, and the government has instituted additional controls since that time. In the periods since 2002, the value of the Argentine peso has fluctuated, and in fiscal year 2005, it has appreciated versus the U.S. dollar. Included in the net transaction loss were losses of $2 million for fiscal year 2005, $11 million for fiscal year 2004, $11 million for the transition period, and $34 million for calendar year 2002. The transaction loss for fiscal year 2005 was primarily due to the cost of hedging Argentine peso exposures. The losses in prior periods reflect the effect of the 2002 devaluation and subsequent depreciation of the currency on Argentine peso-denominated transaction exposures (primarily value-added taxes and other taxes due to or recoverable by Monsanto). See Note 23 — Commitments and Contingencies — for further details on the Argentine devaluation. Currency restrictions, with a possible exception in Argentina, are not expected to have a significant effect on Monsanto’s cash flow, liquidity, or capital resources.

Derivatives and Other Financial Instruments

Monsanto uses financial derivative instruments to limit its exposure to changes in foreign currency exchange rates, commodity prices, and interest rates. Monsanto participated in a foreign currency risk management program sponsored by Pharmacia through the Aug. 13, 2002, spinoff. Since then, Monsanto has maintained a consistent strategy by working with third-party banks. Monsanto does not use financial derivative instruments for the purpose of speculating in foreign

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

currencies, commodities or interest rates. Monsanto continually monitors its underlying market risk exposures and believes that it can modify or adapt its hedging strategies as needed.

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

Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period income earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a foreign-currency hedge, are recorded either in current-period earnings or in accumulated other comprehensive income (loss), depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary, are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.

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

Monsanto uses interest rate derivatives to reduce interest rate risk and to manage the interest rate sensitivity of its debt. By entering into these agreements, Monsanto changes the interest rate mix (fixed/variable) of its debt portfolio. During fiscal years 2005 and 2004, the transition period and calendar year 2002, the company also used natural gas swaps to manage risk associated with energy input costs.

Stock-Based Compensation

The company has employee stock-based compensation plans, which are described more fully in Note 18 — Stock-Based Compensation Plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), which amended SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by both SFAS 148 and SFAS 123, Monsanto has elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in fiscal years 2005 and 2004, in the transition period, or in calendar year 2002 for any of the Monsanto or Pharmacia option plans in which Monsanto employees participate, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows what the effect on net income (loss) and earnings (loss) per share would have been if the fair-value-based method of accounting had been applied to all outstanding and unvested awards in each period. For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be expensed over the option’s vesting periods. See Note 18 for a discussion of the assumptions used in the option-pricing model and estimated fair value of employee stock options.

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions, except per share amounts)	2005	2004	2003	2002

Net Income (Loss):
As reported	$255	$267	$(23)	$(1,693)
Add: Stock-based employee compensation expense included in reported Net Income (Loss), net of tax	1	1	1	1
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(25)	(13)	(5)	(29)

Pro forma	$231	$255	$(27)	$(1,721)

Basic Earnings (Loss) per Share:
As reported	$0.96	$1.01	$(0.09)	$(6.50)
Pro forma	0.87	0.96	(0.10)	(6.61)
Diluted Earnings (Loss) per Share:
As reported	$0.94	$0.99	$(0.09)	$(6.45)
Pro forma	0.85	0.95	(0.10)	(6.56)

Compensation expense for restricted stock is based on the market price of Monsanto’s common stock at the grant date and is recognized over the vesting period.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. The company does not believe that the adoption of SFAS 154 will have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) to clarify the term “conditional asset retirement” as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, Monsanto will adopt FIN 47 no later than fourth quarter of fiscal year 2006. Monsanto is currently assessing the impact FIN 47 may have on its consolidated financial statements; however, the company does not believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS 123 and superseded APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require companies to recognize compensation costs related to share-based payment transactions in their financial statements. The cost of share-based payment transactions to employees will be based on the fair value of the award on the grant date and recognized as expense over the requisite service or vesting period. SFAS 123R requires implementation using

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. Monsanto has adopted the provisions of SFAS 123R using the modified prospective method beginning Sept. 1, 2005, and has considered the guidance of SAB 107 as it adopted SFAS 123R.

The company will continue to evaluate the impact of SFAS 123R on the consolidated financial statements as it begins recognizing compensation expense for the unvested portion of awards granted prior to adoption and for new awards granted subsequent to adoption. The company’s assessment of the estimated compensation costs is based on assumptions including anticipated levels of new awards to be granted, changes in stock price, forfeitures of awards, employee exercise behaviors and the portion of costs to be capitalized in inventory. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. This requirement may reduce net operating cash flows and increase net financing cash inflows for periods after adoption.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on Monsanto’s consolidated financial statements in 2005 because the manufacturer’s deduction is not available to Monsanto until fiscal year 2006. The company is currently evaluating the effect that the manufacturer’s deduction will have in 2006 and subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 was effective immediately upon issuance; however, due to the complexity of the repatriation provision, as well as the company’s recent acquisition activity and the recently issued guidance from the Treasury Department, the amount of foreign earnings that may be repatriated by Monsanto cannot be determined. See Note 12 — Income Taxes — for additional disclosures in accordance with FSP 109-2.

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

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Eight Months
	Ended Aug. 31,
(Dollars in millions, except per share amounts)	2003	2002(1)

Net Sales	$3,378	$3,129
Gross Profit	1,552	1,426

Income (Loss) from Continuing Operations Before Income Taxes	(21)	67
Income tax provision (benefit)	(21)	19

Income from Continuing Operations	—	48

Discontinued Operations (see Note 28):
Loss from operations of discontinued businesses	(17)	(17)
Income tax benefit	(6)	(6)

Loss on Discontinued Operations	(11)	(11)

Income (Loss) Before Cumulative Effect of Accounting Change	(11)	37
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit of $7 in 2003 and $162 in 2002	(12)	(1,822)

Net Loss	$(23)	$(1,785)

Basic Earnings (Loss) per Share:
Income from continuing operations	$—	$0.18
Loss on discontinued operations	(0.04)	(0.04)
Cumulative effect of accounting change	(0.05)	(7.00)

Net Loss	$(0.09)	$(6.86)

Diluted Earnings (Loss) per Share:
Income from continuing operations	$—	$0.18
Loss on discontinued operations	(0.04)	(0.04)
Cumulative effect of accounting change	(0.05)	(6.92)

Net Loss	$(0.09)	$(6.78)

(1)	Unaudited

NOTE 5. BUSINESS COMBINATIONS

In first quarter fiscal year 2005, Monsanto acquired the canola seed businesses of Advanta Seeds (Advanta) from Advanta B.V., including the Advanta Seeds brand in Canada and the Interstate seed brand in the United States, for $52 million in cash (net of cash acquired), inclusive of transaction costs of $2 million. The addition of these canola seed businesses reinforces Monsanto’s commitment to the canola industry and is intended to strengthen Monsanto’s ability to bring continued technology innovations to canola growers. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in the company’s consolidated financial statements.

In first quarter fiscal year 2005, Monsanto formed American Seeds, Inc. (ASI), a holding company established to support regional seed businesses with capital, genetics and technology investments. In November 2004, ASI acquired Channel Bio Corp. for $104 million in cash (net of cash acquired) and $15 million in assumed liabilities paid in second quarter 2005. In third quarter 2005, ASI, through its Channel Bio subsidiary, acquired NC+ Hybrids, Inc. for $40 million in cash (net of cash acquired). In addition to these purchase price amounts, ASI paid transaction costs of $4 million for these acquisitions. Channel Bio and NC+ Hybrids are U.S. seed companies that sell, market and distribute primarily corn and soybean seeds. Channel Bio is an independent operating company of ASI. As a result of the NC+ Hybrids acquisition, Channel Bio markets its products through four brands: Crow’s, Midwest Seed Genetics, NC+ Hybrids and Wilson Seeds. The acquisitions of Channel Bio and NC+ Hybrids are expected to provide Monsanto with additional opportunity for growth by accelerating the delivery of technology advances through these companies’ strong customer relationships, local brands and quality service. The Channel Bio transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in the company’s consolidated financial statements. The NC+ Hybrids transaction was completed on March 1, 2005, from which time the operating results of this acquisition were included in the company’s consolidated financial statements.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In third quarter fiscal year 2005, Monsanto acquired Seminis, Inc. for $1.0 billion in cash (net of cash acquired), inclusive of transaction costs of $23 million, and paid $495 million for the repayment of its outstanding debt. The acquisition was completed on March 23, 2005, from which time the operating results of this acquisition were included in the company’s consolidated financial statements. Marinet Investments, LLC, which prior to the closing was a holder of co-investment rights in Seminis, elected to reduce the cash payment to which it was entitled upon completion of the transaction by $50 million in exchange for a contingent payment of up to $125 million based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007, or certain other factors. The cash portion of the acquisition was funded with cash on hand plus commercial paper borrowings of $600 million issued in March 2005. Prior to the closing of the transaction, Seminis initiated a tender offer to redeem all of its outstanding 10 1/4% Senior Subordinated Notes. In April 2005, payments totaling $390 million were made to settle tender offers and were funded with commercial paper borrowings.

Seminis is the global leader in the vegetable and fruit seed industry, and its brands (including Seminis, Royal Sluis, Asgrow and Petoseed) are among the most recognized in the vegetable and fruit segment of the agricultural industry. Seminis supplies more than 3,500 seed varieties to commercial fruit and vegetable growers, dealers, distributors and wholesalers in more than 150 countries. The acquisition of Seminis is expected to provide Monsanto with an opportunity for growth in the vegetable and fruit seed industry. In order to enhance connections among Monsanto and Seminis employees, including the application of back-shop technology advancements across certain support functions, Monsanto is finalizing plans to integrate certain support services of Seminis with its other businesses. In connection with this integration, in September 2005, Monsanto and the chief executive officer of Seminis have agreed that he will assist in the integration and will resign by Dec. 31, 2005. Monsanto is assessing whether the termination of his employment will accelerate the timing of the contingent payment discussed above. Any such payment would be reflected as an increase in the purchase price of Seminis, which would increase goodwill, and would require a use of cash by Monsanto.

In third quarter fiscal year 2005, Monsanto acquired Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, “Emergent” or “the Emergent acquisition”) for $306 million (net of cash acquired), inclusive of transaction costs of $8 million. With its Stoneville and Nexgen brands in the United States and Mahalazmi and Paras brands in India, Emergent is the third-largest cotton seed business in the United States, has two strong cotton seed brands in India and has a solid presence in several other smaller cotton-growing markets around the world. The addition of the Emergent brands completes a strategic cotton germplasm and traits platform, which was modeled on the company’s leading corn and soybean strategy. This cotton platform is expected to provide Monsanto with opportunities to deliver breeding advances and biotechnology traits in the cotton seed market. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition were included in the company’s consolidated financial statements. The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005. Debt of $16 million was also assumed in the transaction.

For all fiscal year 2005 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for all fiscal year 2005 acquisitions as of Aug. 31, 2005, are preliminary and are summarized in the following table. The purchase price allocations for Advanta, Channel Bio and NC+ Hybrids are summarized as “All Other Acquisitions” in the table.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			All Other	Aggregate
(Dollars in millions)	Seminis	Emergent	Acquisitions	Acquisitions

Current Assets	$707	$74	$107	$888
Property, Plant and Equipment	305	17	7	329
Goodwill	194	160	163	517
Other Intangible Assets	664	92	53	809
Acquired In-process Research and Development	200	48	18	266
Other Assets	100	2	8	110

Total Assets Acquired	2,170	393	356	2,919

Current Liabilities	759	48	108	915
Other Liabilities	335	20	31	386

Total Liabilities Assumed	1,094	68	139	1,301

Net Assets Acquired	$1,076	$325	$217	$1,618

Supplemental Information:
Net assets acquired	$1,076	$325	$217	$1,618
Cash acquired	(56)	(19)	(2)	(77)

Cash paid, net of cash acquired	$1,020	$306	$215	$1,541

The primary items that generated the goodwill were the premium paid by the company for the right to control the businesses acquired and for the direct-to-farmer and farmer-dealer distribution networks (specific to the ASI acquisitions), and the value of the acquired assembled workforces. None of the goodwill is deductible for tax purposes.

As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. Estimated integration costs of $7 million have been recorded and are recognized as current liabilities in the purchase price allocations above. As of Aug. 31, 2005, $3 million has been charged against these liabilities, primarily related to payments for employee terminations and relocations. Management is finalizing plans to integrate or restructure certain activities of Seminis and the Emergent India business. The plans for Seminis and the Emergent India business include employee terminations and relocations, exiting certain product lines and facility closures. In first quarter 2006, the company expects to record additional liabilities of approximately $20 million related to Seminis and the Emergent India business, which will be considered part of the purchase price allocation of the acquired companies. As these plans had not been finalized, these liabilities were not recorded as of Aug. 31, 2005.

The following table presents details of the acquired identifiable intangible assets:

	Weighted
	Average	Useful Life			All Other	Aggregate
(Dollars in millions)	Life (Years)	(Years)	Seminis	Emergent	Acquisitions	Acquisitions

Acquired Germplasm	30	20 - 30	$295	$16	$10	$321
Acquired Biotechnology Intellectual Property	6	4 - 10	116	56	31	203
Trademarks	29	4 - 30	91	12	5	108
Customer Relationships	14	8 - 15	162	8	6	176
Other	4	3 - 5	—	—	1	1

Other Intangible Assets			$664	$92	$53	$809

Charges of $266 million were recorded in research and development (R&D) expenses in fiscal year 2005, for the write-off of acquired in-process R&D (IPR&D). Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were expensed immediately, in accordance with generally accepted accounting principles.

The following unaudited pro forma financial information presents the combined results of operations of the company and the company’s significant acquisitions (Seminis and Emergent) as if these acquisitions had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

acquisitions been in effect for the periods presented and should not be taken as representative of Monsanto’s future consolidated results of operations. Pro forma results were as follows for fiscal years 2005 and 2004:

	Year Ended Aug. 31,
(Dollars in millions, except per share)	2005	2004

Net Sales	$6,672	$6,021
Net Income	524	206

Net Income per Basic Share	$1.96	$0.78
Net Income per Diluted Share	1.92	0.77

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

The historical financial information for Seminis includes charges of $32 million in the 12 months ended Aug. 31, 2004, related to one-time legal and professional fees and other costs directly attributable to a prior acquisition transaction. The historical financial information for Seminis also includes nonrecurring costs under the previous ownership structure of $8 million and $11 million for fiscal years 2005 and 2004, respectively. In addition, interest costs related to Seminis debt have not been removed from the historical Seminis results. However, as discussed above, Seminis debt of $495 million, with a weighted average interest rate of approximately 10%, was repaid subsequent to the acquisition date, while interest expense on commercial paper issued to fund repayments of the debt was at an interest rate of approximately 3%. In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes, which allowed the company to pay down the commercial paper borrowings. See Note 13 — Debt and Other Credit Arrangements — for further discussion of the 5 1/2% Senior Notes due July 15, 2035.

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Cost of Goods Sold(1, 2)	$1	$(35)	$3	$(21)
Impairment of Goodwill	—	(69)	—	—
Restructuring (Charges) Reversals — Net(1, 2)	(7)	(112)	5	(100)

Income (Loss) from Continuing Operations Before Income Taxes	(6)	(216)	8	(121)
Income Tax Benefit (Provision)(3)	20	54	(3)	42

Income (Loss) from Continuing Operations	14	(162)	5	(79)
Loss from Operations of Discontinued Businesses(4)	—	(11)	—	(3)
Income Tax Benefit	—	9	—	1

Loss on Discontinued Operations	—	(2)	—	(2)

Net Income (Loss)	$14	$(164)	$5	$(81)

(1)	The $6 million of restructuring charges in fiscal year 2005 was split by segment as follows: $7 million in Seeds and Genomics offset by reversals of $1 million in Agricultural Productivity. In fiscal year 2004, the $35 million of restructuring charges in cost of goods sold was split $26 million in Agricultural Productivity and $9 million in Seeds and Genomics, and the $112 million of restructuring charges — net was split $72 million in Agricultural Productivity and $40 million in Seeds and Genomics.

(2)	Restructuring charges include reversals related to plans prior to fiscal year 2004 of $7 million, $8 million, and $13 million in fiscal year 2004, the transition period, and calendar year 2002, respectively. Of the fiscal year 2004 reversals, $5 million was related to the 2000 restructuring plan, and $2 million was related to the 2002 restructuring plan. Further, $1 million was recorded in cost of goods sold, and $6 million was recorded in restructuring charges — net. Of the reversals in the eight months ended Aug. 31, 2003, $3 million was related to the 2000 restructuring plan, and $5 million was related to the 2002 restructuring plan. Of the calendar year 2002 reversals, $8 million was related to the 2000 restructuring plan, and $5 million was related to the 2002 restructuring plan.

(3)	The $20 million income tax benefit in fiscal year 2005 was related to tax losses incurred on the sale of the European wheat and barley business.

(4)	Fiscal year 2004 and calendar year 2002 contain restructuring charges related to discontinued businesses (see Note 28 — Discontinued Operations). The fiscal year 2004 restructuring charges recorded in discontinued operations were related to the European wheat and barley business (see the table that follows for more details). Restructuring charges in calendar year 2002 were reclassified to discontinued operations and were related to the environmental technologies businesses.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year 2004 Restructuring Plan

In October 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that segment matures globally. Total restructuring actions approved under the fiscal year 2004 restructuring plan were estimated to be $289 million pretax. These plans included: (1) reducing costs associated with the company’s Roundup herbicide business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the impairment of goodwill in the global wheat business of $69 million pretax ($64 million aftertax; see Note 10 — Goodwill and Other Intangible Assets). In fiscal year 2005, the company incurred charges of $6 million pretax to complete the restructuring actions under this plan.

In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is included in the table above. See Note 12 — Income Taxes — and Note 28 — Discontinued Operations — for further discussion of the $86 million tax benefit recorded in discontinued operations.

Pre-tax restructuring charges of $6 million for fiscal year 2005 were comprised of charges of $7 million related to the Seeds and Genomics segment and reversals of $1 million related to the Agricultural Productivity segment. Pre-tax restructuring charges of $165 million for fiscal year 2004 were comprised of $104 million related to the Agricultural Productivity segment and $61 million related to the Seeds and Genomics segment ($50 million in continuing operations and $11 million in discontinued operations). The charges incurred in fiscal years 2005 and 2004 include $104 million pretax related to work force reductions, $59 million pretax in asset impairments (excluding the $69 million pretax impairment of goodwill related to the global wheat reporting unit), and $8 million pretax in costs associated with facility closures.

The following table displays the cumulative pre-tax charges incurred by segment under the fiscal year 2004 restructuring plan (before restructuring reversals related to prior year plans of $7 million). Work force reduction and facility closure charges were cash charges. Asset impairments were non-cash charges.

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Total

Continuing Operations:
Seeds and Genomics	$27	$—	$30	$57
Agricultural Productivity	71	5	27	103

Total Continuing Operations	98	5	57	160

Discontinued Operations:
Seeds and Genomics	6	3	2	11
Agricultural Productivity	—	—	—	—

Total Discontinued Operations	6	3	2	11

Total Segment:
Seeds and Genomics	33	3	32	68
Agricultural Productivity	71	5	27	103

Total	$104	$8	$59	$171

In fiscal year 2005, pre-tax restructuring charges of $7 million were recorded related to asset impairments incurred as a result of office closures and asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on the losses on dispositions of certain facilities in these countries. Reversals of $1 million were related to inventory impairments recorded in fiscal year 2004, for which the company was able to recover higher amounts for the inventory than originally estimated.

In fiscal year 2004, pre-tax restructuring charges of $104 million were recorded related to work force reductions. Work force reductions in continuing operations of $98 million were primarily in the areas of downsizing the regional structure in Europe, and in sales and marketing, manufacturing, research and development (R&D), and information technology in the United States. Work force reduction charges of $6 million included in discontinued operations were related to employees of the plant-made pharmaceuticals program, as well as incremental benefit plan costs for employees of the European wheat and

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Charges incurred in connection with the fiscal year 2004 restructuring plan were accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS 144. The company’s written human resource policies are indicative of an ongoing benefit arrangement in respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the scope of SFAS 146 and should be accounted for in accordance with the accounting pronouncement applicable to the company’s arrangement. Monsanto accounted for its severance packages under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which addresses the accounting for other employee benefits.

The following table displays a roll forward of the liability established for restructuring expense from Oct. 15, 2003 (the date of board of directors approval), to Aug. 31, 2005:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Total

Continuing Operations:
Restructuring liability	$98	$5	$51	$154
Cash payments	(51)	(4)	—	(55)
Asset impairment	—	—	(51)	(51)
Reclassification of reserves to other balance sheet accounts:
Other current liability	(3)	—	—	(3)

Ending liability as of Aug. 31, 2004	44	1	—	45
Restructuring liability	—	—	6	6
Cash payments	(35)	(1)	—	(36)
Asset impairment	—	—	(6)	(6)
Reclassification of reserves to other balance sheet accounts:
Long-term liability	(5)	—	—	(5)

Ending liability as of Aug. 31, 2005	4	—	—	4

Discontinued Operations:
Restructuring liability	6	3	2	11
Cash payments	(3)	(3)	—	(6)
Asset impairment	—	—	(2)	(2)
Reclassification of reserves to other balance sheet accounts:
Long-term liability	(3)	—	—	(3)

Ending liability as of Aug. 31, 2004 and 2005	—	—	—	—

Total Restructuring:
Restructuring liability	104	8	53	165
Cash payments	(54)	(7)	—	(61)
Asset impairment	—	—	(53)	(53)
Reclassification of reserves to other balance sheet accounts:
Other current liability	(3)	—	—	(3)
Long-term liability	(3)	—	—	(3)

Ending liability as of Aug. 31, 2004	44	1	—	45
Restructuring liability	—	—	6	6
Cash payments	(35)	(1)	—	(36)
Asset impairment	—	—	(6)	(6)
Reclassification of reserves to other balance sheet accounts:
Long-term liability	(5)	—	—	(5)

Ending liability as of Aug. 31, 2005	$4	$—	$—	$4

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In connection with this plan, Monsanto recorded $132 million pretax ($86 million aftertax) of net charges in 2002. The pre-tax components of the restructuring charge were as follows:

(Dollars in millions)

Work Force Reductions	$64
Facility Closures/Exit Costs	24
Asset Impairments:
Property, plant and equipment	45
Inventories	6
Reversal of Restructuring Reserves	(5)
Recoverable Amount from a Third Party	(2)

Total Pre-tax Charge	$132

These restructuring costs related primarily to the closure of certain research and manufacturing sites, as well as work force reductions. The work force cost reductions included involuntary separation costs for approximately 1,140 employees worldwide, in marketing, manufacturing, R&D, and administration. The affected employees were entitled to receive severance benefits pursuant to established severance policies or to government labor regulations. As of Aug. 31, 2004, all work force separation payments were completed. As of Aug. 31, 2003, approximately 1,080 of the planned employee separations were completed. In the transition period, approximately 110 former employees received cash severance payments totaling $10 million. Additionally, $14 million was paid to approximately 160 former employees whose involuntary termination benefits were recorded in calendar year 2002, but who elected to defer payment until the first quarter of calendar year 2003. As of Dec. 31, 2002, approximately 940 of the planned employee separations were completed. Restructuring reversals of $1 million, $3 million and $1 million were recorded in fiscal year 2004, the transition period, and calendar year 2002, respectively. Reversals were required because approximately 30 positions originally in the plan were eliminated through attrition, while the remainder was reversed because severance expenses were lower than originally estimated.

Facility closures and other exit costs included contract termination expenses ($8 million), equipment dismantling and disposal expenses ($8 million), and other shutdown expenses ($8 million) resulting from the exit of certain research and manufacturing sites. The inventory write-off was associated with facility closures; it was recorded within cost of goods sold. The recoverable amount from a third party represented a portion of work force reduction and exit costs to be reimbursed to Monsanto. The asset impairments were related to property, plant and equipment. Restructuring reversals of $1 million were recorded within cost of goods sold in fiscal year 2004 because asset write-offs were lower than originally estimated. Restructuring reversals of $2 million were recorded in the transition period because proceeds from disposed assets were higher than originally estimated. Restructuring reversals of $4 million were recorded in calendar year 2002 for facility closures because costs were lower than originally estimated and because assets brought higher proceeds than originally estimated. As of Aug. 31, 2004, the reserve balance for the 2002 restructuring plan was depleted.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activities related to the 2002 restructuring plan were as follows:

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Other	Total

Additions	$64	$24	$51	$(2)	$137
Reversals	(1)	(4)	—	—	(5)
Costs Charged Against Reserves	(34)	(3)	—	—	(37)
Reclassification of
Reserves to Other Balance Sheet Accounts:
Inventories	—	—	(6)	—	(6)
Property, plant and equipment	—	—	(45)	—	(45)
Miscellaneous receivable	—	—	—	2	2

Dec. 31, 2002, Reserve Balance	$29	$17	$—	$—	$46
Costs Charged Against Reserves	(24)	(7)	—	—	(31)
Reclassification of
Reserves to Other Balance Sheet Accounts:
Long-term liability	—	(7)	—	—	(7)
Reversals	(3)	—	(2)	—	(5)
Reclassification of Reversal to Property, Plant and Equipment	—	—	2	—	2

Aug. 31, 2003, Reserve Balance	$2	$3	$—	$—	$5
Costs Charged Against Reserves	(1)	(2)	—	—	(3)
Reclassification of
Reserves to Other Balance Sheet Accounts:
Miscellaneous liability	—	(1)	—	—	(1)
Reversals	(1)	—	—	—	(1)

Aug. 31, 2004, Reserve Balance	$—	$—	$—	$—	$—

NOTE 7. TRADE RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for the year ended Dec. 31, 2002, the eight months ended Aug. 31, 2003, and fiscal years 2004 and 2005.

(Dollars in millions)

Balance Jan. 1, 2002	$177
Additions — charged to expense(1)	208
Deductions	(138)

Balance Dec. 31, 2002	$247
Additions — charged to expense(1)	40
Deductions	(33)

Balance Aug. 31, 2003	$254
Additions — charged to expense	106
Deductions	(110)

Balance Aug. 31, 2004	$250
Additions — charged to expense	67
Deductions	(42)

Balance Aug. 31, 2005	$275

(1)	Bad-debt expense related to continuing operations was recorded in operating expenses and bad-debt expense related to the environmental technologies businesses was recorded in discontinued operations.

In fiscal year 2004, Monsanto increased its allowance for doubtful trade receivables by approximately $45 million for exposures related to potentially uncollectible Argentine accounts receivable. The increase in deductions for fiscal 2004 is also primarily attributable to Argentine trade receivables. In the second quarter of calendar year 2002, Monsanto increased its allowance for doubtful trade receivables by $154 million pretax for estimated uncollectible trade receivables in Argentina, all of which has been written off as of Aug. 31, 2004. See Note 23 — Commitments and Contingencies — for further discussion of trade receivables in Argentina and Brazil.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. CUSTOMER FINANCING PROGRAMS

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

Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short term of the loans), primarily related to expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans were $1 million for fiscal year 2005 and less than $1 million for fiscal year 2004, the transition period and calendar year 2002. Servicing revenues collected and earned were not significant during fiscal years 2005 and 2004, the transition period or calendar year 2002.

Proceeds from customer loans sold through the financing program totaled $236 million for fiscal year 2005, $255 million for fiscal year 2004, $121 million for the transition period and $224 million for calendar year 2002. These proceeds are included in net cash provided by operations in the Statement of Consolidated Cash Flows. The loan balance outstanding as of Aug. 31, 2005, and Aug. 31, 2004, was $171 million and $222 million, respectively. The first-loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Aug. 31, 2005, and Aug. 31, 2004, less than $1 million of loans sold through this financing program were delinquent. As of Aug. 31, 2005 and Aug. 31, 2004, Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and the company’s current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

As discussed in Note 2 — Significant Accounting Policies, FIN 46 was issued in January 2003, and then amended by FIN 46R in December 2003. The SPE is included in Monsanto’s consolidated financial statements. Because QSPEs are excluded from the scope of FIN 46R and Monsanto does not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on Monsanto’s accounting for the U.S. customer financing program.

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement was amended in May 2005, at which time the conditions necessary to qualify for sales treatment under SFAS 140 were met. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company’s consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operations in the Statement of Consolidated Cash Flows. The total amount of customer receivables transferred through the program and the amount of loans outstanding were $22 million as of Aug. 31, 2005. Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. INVENTORIES

Components of inventories were:

	As of Aug. 31,
(Dollars in millions)	2005	2004

Finished Goods	$934	$494
Goods In Process	589	519
Raw Materials and Supplies	167	166

Inventories at FIFO Cost	1,690	1,179
Excess of FIFO over LIFO Cost	(26)	(25)

Total	$1,664	$1,154

Monsanto uses commodity futures and options contracts to hedge the price volatility of certain commodities, primarily soybeans and corn. This hedging activity is intended to manage the price paid to production growers for corn and soybean seeds.

The increase in finished goods inventory as of Aug. 31, 2005, primarily resulted from the acquisitions described in Note 5 — Business Combinations.

The following table displays a roll forward of the inventory reserves for the year ended Dec. 31, 2002, the eight months ended Aug. 31, 2003, and fiscal years 2004 and 2005.

(Dollars in millions)

Balance Jan. 1, 2002	$51
Additions — charged to expense	118
Deductions	(118)

Balance Dec. 31, 2002	$51
Additions — charged to expense	69
Deductions	(70)

Balance Aug. 31, 2003	$50
Additions — charged to expense	95
Deductions	(72)

Balance Aug. 31, 2004	$73
Additions — charged to expense	114
Deductions	(97)

Balance Aug. 31, 2005	$90

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Monsanto adopted SFAS 141 and SFAS 142, effective Jan. 1, 2002. Taking the first step of the transitional impairment test, Monsanto compared the fair value of its reporting units with their net book values (including goodwill), and identified potential impairments in two reporting units. In the second step of the transitional impairment test, completed in the second quarter of 2002, Monsanto determined a $2.0 billion pre-tax impairment ($1.8 billion aftertax). The resulting impairment charge, specific to the corn and wheat reporting units, related to goodwill that resulted primarily from Monsanto’s 1998 and (to a lesser extent) 1997 seed company acquisitions. The primary causes of the impairment were a change in valuation method (from an undiscounted cash flow methodology used under APB Opinion No. 17, Intangible Assets, to a discounted cash flow methodology required by SFAS 142) and the unanticipated delays in biotechnology acceptance and regulatory approvals. As required by SFAS 142, the transitional impairment charge was recorded as an accounting change in accordance with APB 20, effective Jan. 1, 2002. The impairment charge had no effect on Monsanto’s liquidity or cash flow.

The 2003 annual goodwill impairment test was performed as of July 1, 2003, and no indications of impairment existed as of that date. The company’s decision in October 2003 to exit the European wheat and barley business required a re-evaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business. A potential

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impairment was determined in the wheat reporting unit during the quarter ended Nov. 30, 2003. Fair value calculations using a discounted cash flow methodology indicated a potential goodwill impairment, which required the company to perform the second step of the goodwill impairment test. The decision to exit the European wheat business had a negative effect on the assumptions underlying the fair value calculation of the remaining global wheat business because of its effect on the probability of success of the remaining product development efforts. The second step of the impairment assessment was completed during the quarter ended Nov. 30, 2003, and resulted in the $69 million pre-tax impairment of goodwill in the global wheat business ($64 million aftertax). The resulting impairment charge was specific to the wheat reporting unit.

Under SFAS 142, the company initially selected July 1 for performing the required annual impairment testing of goodwill because July 1 was the approximate time that the company completed its annual reassessment of its strategy and revised its long-term financial projections. Performing the SFAS 142 goodwill impairment testing at this time was appropriate as the revised long-term financial projections that were the basis for such measurements had been updated to reflect management’s current strategic direction and considered the company’s current and expected future business environment. Accordingly, when the decision was made to change the company’s fiscal year end from December 31 to August 31, the company also changed its annual strategic reassessment completion timing from approximately July 1 to approximately March 1. As a result, the company has changed its annual goodwill impairment testing date to March 1. The change is not intended to delay, accelerate, or avoid an impairment charge. Therefore, the company believes that the accounting change described above was to an alternative principle that is preferable under the circumstances. The fiscal year 2005 annual goodwill impairment test was performed as of March 1, 2005, and no indications of goodwill impairment existed as of that date. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2005.

Changes in the net carrying amount of goodwill for fiscal year 2005, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2004	$659	$61	$720
Acquisition Activity (see Note 5)	517	—	517
Foreign Currency Translation and Other Adjustments	7	4	11

Balance as of Aug. 31, 2005	$1,183	$65	$1,248

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2005			As of Aug. 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$926	$(483)	$443	$590	$(423)	$167
Acquired Biotechnology Intellectual Property	648	(285)	363	423	(218)	205
Trademarks	193	(34)	159	85	(26)	59
Customer Relationships	176	(6)	170	—	—	—
Other	32	(14)	18	42	(19)	23

Total	$1,975	$(822)	$1,153	$1,140	$(686)	$454

The increases in other intangible assets as of Aug. 31, 2005, primarily resulted from the acquisitions described in Note 5 — Business Combinations.

In addition to the goodwill impairment related to the European wheat and barley business discussed above, germplasm with carrying amounts of $29 million (net values of $8 million) and trademarks with carrying amounts of $23 million (net values of $17 million) were also written off as a result of the divestiture of the European breeding and seed business for wheat and barley. See Note 28 — Discontinued Operations — for further discussion of the sale of the European wheat and barley business.

During fiscal year 2005, deliverables totaling $10 million were received under the 2002 collaboration with Ceres, Inc. The 2002 product discovery and development collaboration is a five-year arrangement that focuses on applying genomics technologies to improve and to accelerate the time to commercialization of certain agricultural crops. The arrangement included the acquisition of rights to existing technologies, acquisition of rights to similar technology to be developed over the term of the arrangement, a minority equity investment in Ceres and funding of a joint research program. The technologies

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

received under the collaboration agreement were valued using a discounted cash flow methodology under which the value to Monsanto was driven by increased probabilities of success and accelerated launch dates for specific products. The acquired technologies are recorded as intangible assets, with weighted-average useful lives of 10 years, only when the specified deliverables meet established quantity and quality criteria, and the asset amounts recorded do not exceed the amounts paid for such technologies. The minority equity investment in Ceres was recorded at fair value and is accounted for using the cost method. Under the joint research program, research costs funded by Monsanto are expensed as incurred. Including the rights to existing technologies, the rights to technology to be developed, the equity investment and the joint research program, total payments to Ceres under the 2002 collaboration are expected to approximate $137 million over five years, plus potential royalties. Monsanto paid Ceres $15 million in fiscal year 2005, $17 million in fiscal year 2004, $15 million in the transition period and $40 million in calendar year 2002.

Other intangible assets include the company’s only nonamortizing intangible asset of $15 million associated with minimum pension liabilities, most of which was recorded in calendar year 2002. The minimum pension liability adjustment is discussed in Note 15 — Postretirement Benefits — Pensions. During fiscal years 2005 and 2004, there were no fully amortized intangible asset write-offs. During calendar year 2002, Monsanto wrote off other intangible assets with a carrying amount of $20 million and accumulated amortization of $(20) million. During fiscal year 2004, Monsanto wrote off other intangible assets with a carrying value of less than $1 million.

Upon adoption of SFAS 141 and SFAS 142, the classification of all identifiable and recognized intangible assets was reassessed, and any necessary reclassifications were made effective Jan. 1, 2002. Total amortization expense of other intangible assets was $135 million in fiscal year 2005, $124 million in fiscal year 2004, $85 million in the transition period, and $131 million in calendar year 2002. These amortization expense amounts are inclusive of amortization expense included in discontinued operations of $3 million in fiscal year 2004, $4 million in the transition period, and $5 million in calendar year 2002.

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

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year ending Aug. 31,	Amount

2006	$140
2007	125
2008	110
2009	90
2010	80

NOTE 11. INVESTMENTS

Short-term investments as of Aug. 31, 2005, and Aug. 31, 2004, included $150 million and $300 million, respectively, of debt securities with original maturities of three to six months, designated as available for sale and stated at market value. The realized gains on investments were $1 million for fiscal year 2005, fiscal year 2004 and the transition period, and less than $1 million for calendar year 2002.

Long-Term Investments

Equity Securities Available for Sale

(Dollars in millions)
		Unrealized	Unrealized	Fair
As of:	Cost	Gains	Losses	Value

Aug. 31, 2005	$21	$11	$—	$32
Aug. 31, 2004	29	15	(1)	43

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net unrealized gains on long-term investments (net of deferred taxes) included in shareowners’ equity amounted to $7 million as of Aug. 31, 2005, and $9 million as of Aug. 31, 2004. Proceeds from sales of equity securities were $16 million in fiscal year 2005, $14 million in fiscal year 2004, and $10 million in calendar year 2002. Realized gains of $6 million net of $4 million tax expense in fiscal year 2005, $6 million net of $3 million tax expense in fiscal year 2004, and $7 million net of $5 million tax expense in calendar year 2002, were determined using the specific identification method, and were included in net income (loss). In fiscal year 2005, an impairment loss of $2 million was recognized in accordance with EITF 03-01.

NOTE 12. INCOME TAXES

The components of income (loss) from continuing operations before income taxes were:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

United States	$(123)	$301	$(134)	$476
Outside United States	384	93	113	(245)

Total	$261	$394	$(21)	$231

The components of income tax provision (benefit) were:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Current:
U.S. federal	$135	$(15)	$66	$93
U.S. state	1	(7)	21	2
Outside United States	101	57	40	52

Total Current	237	35	127	147

Deferred:
U.S. federal	(109)	107	(115)	54
U.S. state	(24)	15	(21)	13
Outside United States	—	(29)	(12)	(129)

Total Deferred	(133)	93	(148)	(62)

Total	$104	$128	$(21)	$85

Factors causing Monsanto’s income taxes to differ from the U.S. federal statutory rate were:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

U.S. Federal Statutory Rate	$91	$138	$(7)	$81
U.S. Export Earnings	(9)	(12)	(7)	(11)
U.S. R&D Tax Credit	(5)	(4)	(1)	(4)
Higher (Lower) Ex-U.S. Rates	(17)	(18)	(10)	10
European wheat and barley tax benefit	(20)	—	—	—
State Income Taxes	2	5	—	10
Valuation Allowances	(13)	17	3	2
Effect of U.S. State Tax Rate Change	(6)	—	—	—
Donation of Appreciated Assets	(3)	(2)	—	(4)
Nondeductible Goodwill	—	20	—	—
Acquired in-process R&D	93	—	—	—
Tax Reserve	(11)	(15)	—	—
Other	2	(1)	1	1

Income Taxes	$104	$128	$(21)	$85

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2005	2004

Net Operating Loss and Other Carryforwards	$842	$597
Employee Fringe Benefits	303	228
Intangible Assets	128	169
Allowance for Doubtful Accounts	93	110
Accrued Interest on Intercompany Debt	72	59
Inventories	57	54
Litigation Reserves	117	3
Other	106	140
Valuation Allowance	(140)	(210)

Total Deferred Tax Assets	$1,578	$1,150

Property, Plant and Equipment	$278	$256
Intangibles	306	57
Other	44	5

Total Deferred Tax Liabilities	$628	$318

Net Deferred Tax Assets	$950	$832

As of Aug. 31, 2005, Monsanto had available approximately $1.8 billion in net operating loss carryforwards, most of which related to Brazilian, U.S. and Argentine operations. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In fiscal year 2004, the company assessed the realizability of its deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. The company concluded that it was more likely than not that the deferred tax assets related to net tax operating loss carryforwards (NOLs) in Argentina will not be realizable prior to their expiration. As of Aug. 31, 2005, management has established a valuation allowance for $103 million, a reduction of $4 million from the prior year, on the NOLs which expire from 2006 to 2010. This conclusion was based on the recent history of losses, the continued uncertain economic conditions, and also the limited tax carryforward period of five years. Management is taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in management’s control. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

At the beginning of fiscal year 2004, Monsanto Brazil had a valuation allowance of $90 million for deferred tax assets related to NOLs because management believed it was more likely than not that such deferred tax assets would not be realized. However, based on improvements in Monsanto Brazil’s operations related to business changes that the company had begun implementing two crop seasons previously, and improvements over that period in Brazil’s overall economy, and in particular the agricultural sector, in fiscal year 2004 management then believed it was more likely than not that such deferred tax assets would be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs which have an indefinite life, was reversed in the second quarter of fiscal year 2004. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income.

Monsanto generated a taxable loss in the United States in fiscal year 2004. The company has not recorded a valuation allowance on the federal NOL, which expires in 2024, because management believes it is more likely than not that this deferred tax asset will be realized. For state purposes the NOL expires between 2009 and 2024. As of Aug. 31, 2004, a valuation allowance of $15 million was recorded for the portion of the state NOL that management believed would not be realized. During fiscal 2005, management realigned its domestic operations and, as a result of this realignment, management has concluded it is more likely than not that it will realize its deferred tax assets on the state NOL. Accordingly, the $15 million valuation allowance was reversed in fiscal year 2005.

The sale of the European wheat and barley business in fiscal year 2004 generated a tax loss that was deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations related to the impairment of goodwill in the global wheat business recorded in first quarter 2004. The remaining $86 million recorded in discontinued operations was primarily related to the goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005.

Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal year 2005, the IRS completed their audit of the company’s export subsidiary for 2000 and 2001 and issued a no-change report for these periods. As a result of the conclusion of this audit, Monsanto has recorded a favorable adjustment to the income tax reserve in fiscal year 2005. During fiscal year 2004, a settlement was reached with the Internal Revenue Service on a number of issues. As a result, Monsanto recorded a favorable adjustment to the income tax reserve in fiscal year 2004. As of Aug. 31, 2005, management believes that its accruals for income tax liabilities are adequate.

Income taxes and remittance taxes have not been recorded on approximately $1.3 billion of undistributed earnings of foreign operations of Monsanto, either because any taxes on dividends would be substantially offset by foreign tax credits, or because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Monsanto may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. As of Aug. 31, 2005, Monsanto has not recorded deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because Monsanto intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, as well as the company’s current year acquisition activity and the recently issued guidance from the Treasury Department, the company is still evaluating the effects of this one-time incentive. The range of possible amounts that the company is currently considering eligible for repatriation is between zero and $500 million. Accordingly, the company expects, based on the information presently available, that it may record a tax liability based on the 5.25% statutory rate in the AJCA. However, the actual cost to the company is dependent on a number of factors that are currently being analyzed. Therefore, as of Aug. 31, 2005, the related potential range of income tax effects of such repatriation cannot be reasonably estimated.

Monsanto’s current and deferred tax amounts are presented as if Monsanto had been a separate company for all years presented. To the extent that Monsanto’s results were included in any Pharmacia income tax return for the periods from Sept. 1, 2000, through Aug. 13, 2002, Monsanto, in general, is obligated to pay Pharmacia the amount of taxes that would have been due had Monsanto filed its own tax returns. Effective Aug. 13, 2002, Monsanto and Pharmacia entered into a new tax-sharing agreement, which replaced the original agreement that began on Sept. 1, 2000. After Aug. 13, 2002, Monsanto was no longer included in the Pharmacia consolidated group; the company was obligated to file its own income tax returns in all U.S. and ex-U.S. jurisdictions. As of Aug. 31, 2005, and Aug. 31, 2004, Monsanto had no amount due to Pharmacia related to income taxes payable. As of Aug. 31, 2003, and Dec. 31, 2002, Monsanto owed $44 million and $41 million, respectively, to Pharmacia included in income taxes payable.

NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto has committed borrowing facilities of $2.0 billion, which were unused as of Aug. 31, 2005. Effective March 11, 2005, Monsanto finalized a 364-day $1.0 billion revolving credit facility. This 364-day facility was initiated to be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and to support commercial paper borrowings. The previously existing five-year $1.0 billion revolving credit facility serves the same

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

purposes and expires in June 2009. Covenants under these credit facilities restrict maximum borrowings. There are no related compensating balances, but the facilities are subject to various fees, which are based on the company’s credit rating. The company also had aggregate short-term loan facilities of $230 million with unrelated parties, under which loans totaling $26 million were outstanding as of Aug. 31, 2005.

Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2005	2004

Commercial Paper	$43	$—
Current Maturities of Long-Term Debt	29	276
Notes Payable to Banks	54	17
Bank Overdrafts	156	140

Total Short-Term Debt	$282	$433

	As of Aug. 31,
	2005	2004

Weighted-Average Interest Rate on Short-Term Borrowings at End of Period	5.2%	10.1%

As of Aug. 31, 2005, the company had $43 million outstanding in commercial paper as well as several short-term borrowings to support ex-U.S. operations, which had weighted-average interest rates as indicated above. Certain of these bank loans also act to limit exposure to changes in foreign-currency exchange rates.

Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2005	2004

7 3/8% Senior Notes, Due 2012(1)	$483	$796
4% Senior Notes, Due 2008(1, 2)	245	248
5 1/2% Senior Notes, Due 2035(1)	394	—
5 1/2% Senior Notes, Due 2025(1)	260	—
Variable Rate Medium-Term Notes, Due 2007(3)	63	21
Other	13	10

Total Long-Term Debt	$1,458	$1,075

(1)	Amounts are net of unamortized discounts. For the 5 1/2% Senior Notes due 2035, amount is also net of the unamortized premium of $53 million as of Aug. 31, 2005.

(2)	In connection with this debt, the company entered into certain interest rate hedging contracts, which effectively exchange the fixed interest rate to variable interest at the six-month London Interbank Offered Rate (LIBOR), plus a weighted-average spread of 0.39 percentage points.

(3)	The interest rate for borrowings under these agreements is the Brazil Development Bank funding interest rate, as adjusted quarterly, plus a spread of 4 percentage points, and the long-term interest rate, as set quarterly by the Central Bank of Brazil, plus a spread of 3 percentage points.

In May 2002, Monsanto filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). On Aug. 14, 2002, Monsanto issued $600 million in 7 3/8% Senior Notes under the 2002 shelf registration, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million (7 3/8% Senior Notes). As of Aug. 31, 2005, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see discussion below regarding a debt exchange for $314 million of the 7 3/8% Senior Notes). The net proceeds from the sale of the 7 3/8% Senior Notes were used to reduce commercial paper borrowings and to repay short-term debt owed to Pharmacia. In May 2003, Monsanto issued $250 million of 4% Senior Notes under the 2002 shelf registration (4% Senior Notes). The 4% Senior Notes are due on May 15, 2008. The net proceeds from the sale of the 4% Senior Notes were used to reduce commercial paper borrowings.

In May 2005, Monsanto filed a new shelf registration with the SEC (2005 shelf registration) that allowed the company to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes under the 2005 shelf registration, which are due on July 15, 2035 (5 1/2% 2035 Senior Notes). The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. As of Aug. 31, 2005, $1.6 billion remained available under the 2005 shelf registration.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2005, Monsanto exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of its outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange. The $53 million premium is included in the cash flows required by financing activities in the Statement of Consolidated Cash Flows. The transaction has been accounted for as an exchange of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. Financing transaction costs of $2 million related to the exchange have been included in interest expense for fiscal year 2005. The exchange of debt allows the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered to be favorable. The company intends to commence a registered exchange offer during fiscal year 2006 to provide holders of the newly issued privately placed notes with the opportunity to exchange such notes for substantially identical notes registered under the Securities Act of 1933. In October 2005, the company filed a registration statement with the SEC on Form S-4 relating to the notes to be issued in the registered exchange offer.

During fiscal year 2004 and calendar year 2002, Monsanto issued approximately $100 million and $50 million, respectively, of additional debt, primarily medium-term debt in Brazil with floating interest. These loans were eliminated throughout 2004 and 2005. During fiscal year 2005, $60 million in debt was issued in Brazil to finance fiscal year 2006 working capital needs at a term of 18 months.

Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of the company’s debt. For a more complete discussion of interest rate management, see Note 14 — Financial Instruments.

The information regarding interest expense below reflects Monsanto’s interest expense, interest expense on debt, or interest amounts specifically attributable to Monsanto:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Interest Cost Incurred	$121	$98	$61	$89
Less: Capitalized on Construction	(6)	(7)	(4)	(8)

Interest Expense — Net	$115	$91	$57	$81

NOTE 14. FINANCIAL INSTRUMENTS

The notional amounts, carrying amounts, and estimated fair values of the company’s financial instruments were as follows as of Aug. 31, 2005, and Aug. 31, 2004:

	As of Aug. 31,
	2005			2004
	Notional	Carrying	Fair	Notional	Carrying	Fair
(Dollars in millions)	Amount	Amount	Value	Amount	Amount	Value

Financial Assets:
Foreign-currency contracts:
Forward purchases	$585	$(2)	$(2)	$321	$(3)	$(3)
Forward sales	695	7	7	450	1	1
Options	96	—	—	435	(8)	(8)
Commodity futures:
Futures purchased — net	57	(2)	(2)	161	(14)	(14)
Options purchased	88	—	—	51	(2)	(2)
Swaps	12	7	7	11	1	1
Financial Liabilities:
Interest rate derivatives	250	4	4	250	2	2
Short-term debt	—	282	282	—	433	433
Long-term debt	—	1,458	1,545	—	1,075	1,216

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The company hedges a portion of its net investment in Brazilian subsidiaries and recorded an after-tax loss of $23 million in fiscal year 2005, an after-tax loss of $15 million in fiscal year 2004, an after-tax loss of $19 million in the transition period, and an after-tax gain of $19 million in calendar year 2002, all of which are included in accumulated foreign currency translation.

Foreign currencies in which Monsanto has significant hedged exposures are the euro, the Brazilian real, the Canadian dollar, the Australian dollar, and the South African rand. The aggregate net transaction loss, net of related hedging gains and losses, included in net earnings for fiscal year 2005, 2004, the transition period and calendar year 2002, was $24 million, $29 million, $17 million and $36 million, respectively, primarily because of the euro and Argentine-peso transaction exposures.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Aug. 31, 2005, $4 million has been recorded in other comprehensive income to reflect the change in the fair value of foreign currency derivatives that have been designated as hedges of foreign currency cash flows. These derivatives all expire or mature within the next 12 months, and any realized gain or loss will be reclassified to earnings.

Fair-Value Hedges

Monsanto uses futures and options contracts to manage the value of the corn and soybean seed inventories that it buys from growers. Generally, the company hedges from 70 percent to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.

Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of its debt. Monsanto may use interest rate swaps to convert its fixed-rate debt to variable-rate debt. The resulting cost of funds may be lower or higher than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. In connection with the 4% Senior Notes, Monsanto entered into a $250 million notional amount interest rate swap maturing in May 2008. The fair value of Monsanto’s interest rate swap agreement was a liability of $4 million as of Aug. 31, 2005, and a liability of $2 million as of Aug. 31, 2004. The company estimates the fair value of its interest rate management derivative based on quoted market prices.

The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS 149, had an immaterial effect on earnings in fiscal year 2004, the transition period and in calendar year 2002. No fair-value hedges were discontinued during fiscal year 2005, fiscal year 2004, the transition period, or calendar year 2002.

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

During fiscal year 2005, fiscal year 2004, the transition period and calendar year 2002, Monsanto recognized a net loss of $2 million, $4 million, $1 million and $3 million, respectively, in cost of goods sold, which represented the ineffectiveness of all cash-flow hedges. These amounts represent the portion of the derivatives’ fair value that was excluded from the assessment of hedge effectiveness. No cash-flow hedges were discontinued during fiscal year 2005, fiscal year 2004, the transition period, or calendar year 2002.

As of Aug. 31, 2005, $11 million of after-tax deferred net gains on derivative instruments was accumulated in other comprehensive loss and is expected to be reclassified into earnings in fiscal year 2006. The actual sales of the inventory, which are expected to occur during the next 12 months, will necessitate the reclassification of the derivative gains into earnings. As of Aug. 31, 2004, after-tax deferred net losses on derivative instruments accumulated in other comprehensive loss were $5 million. As of Aug. 31, 2003 and Dec. 31, 2002, after-tax deferred net gains on derivative instruments accumulated in other comprehensive loss were $6 million and $7 million, respectively. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 24 months.

As of Aug. 31, 2005, the company had futures contracts with notional amounts of $24 million for corn and $33 million for soybeans. As of Aug. 31, 2004, the company had futures contracts with notional amounts of $53 million for corn and $108 million for soybeans. As of Aug. 31, 2005, and Aug. 31, 2004, the company had natural gas swaps with notional amounts of $12 million and $11 million, respectively.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2002, the company entered into a treasury rate lock agreement with several banks to hedge against changes in long-term interest rates on a portion of a planned debt issuance. The closing of this agreement in August 2002 resulted in a pre-tax loss of $26 million, because of a decrease in interest rates. Monsanto designated this rate lock agreement as a cash-flow hedge. The net loss on the rate lock is recognized in other comprehensive loss until the hedged interest costs are recognized in earnings. As of Aug. 31, 2005, $11 million of after-tax deferred net losses on the interest rate lock accumulated in other comprehensive loss is expected to be reclassified into earnings during the next seven years, which is the term of the underlying debt.

In May 2005, the company entered into treasury rate lock agreements with several banks to hedge against changes in long-term interest rates in anticipation of a long-term debt issuance. The closing of these agreements in July 2005 resulted in a pre-tax loss of $10 million because of a decrease in interest rates. Monsanto designated these rate lock agreements as cash-flow hedges. The net loss on the rate locks is recognized in other comprehensive loss until the hedged interest costs are recognized in earnings. As of Aug. 31, 2005, $6 million of after-tax deferred net losses on the interest rate lock accumulated in other comprehensive loss is expected to be reclassified into earnings during the next 30 years, which is the term of the underlying debt.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks throughout the world and in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Aug. 31, 2005, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to a relatively few large wholesale customers. The company’s agricultural products business is highly seasonal, and it is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation, and account monitoring procedures are used to minimize the risk of loss. Collateral is secured when it is deemed appropriate by the company. For example, in Latin America, the company collects payments on certain customer accounts in grain.

Monsanto regularly evaluates its business practices to minimize its credit risk. During fiscal year 2005, the company engaged multiple banks in Argentina and Brazil in the development of new customer financing options that involve direct bank financing of customer purchases. In addition, Monsanto piloted a new customer financing program in Brazil that allows select customers to access direct financing from banks. For further information on this program, see Note 8 — Customer Financing Programs. Also see Note 23 — Commitments and Contingencies — for further discussion of trade receivables in Argentina and Brazil.

NOTE 15. POSTRETIREMENT BENEFITS — PENSIONS

Most of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. Pension benefits are based on an employee’s years of service and compensation level. Pension plans were funded in accordance with Monsanto’s long-range projections of the plans’ financial condition. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.

Components of Net Periodic Benefit Cost

Total pension cost for Monsanto employees included in the Statement of Consolidated Operations was $60 million in fiscal year 2005, $53 million in fiscal year 2004, $32 million in the transition period, and $22 million in calendar year 2002. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Service Cost for Benefits Earned During the Year	$36	$33	$21	$32
Interest Cost on Benefit Obligation	99	101	67	103
Assumed Return on Plan Assets	(116)	(111)	(69)	(119)
Amortization of Unrecognized Net Loss	39	28	10	3
SFAS 88 Settlement Charge	2	2	3	3

Total	$60	$53	$32	$22

Pension costs were determined using the preceding year-end assumptions. The following assumptions, calculated on a weighted-average basis, were effective during the periods indicated for the principal plans in which Monsanto employees participated:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
	2005	2004	2003	2002

Discount Rate	5.00%	5.80%	6.25%	6.75%
Assumed Long-Term Rate of Return on Assets	8.75%	8.75%	8.75%	8.75%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.25%	3.25%	3.75%

In fiscal year 2006, pension expense, which will be determined using assumptions as of Aug. 31, 2005, is expected to increase over fiscal year 2005 expense. The company reduced its discount rate assumption as of Aug. 31, 2005, to reflect current economic conditions of declining market interest rates. However, cash contributed to the plans in fiscal year 2005 and additional cash contributed to the plans in fiscal year 2006 will partially offset the increase in expense because of the lower discount rate.

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for most of its pension plans. The funded status of the pension plans as of Aug. 31, 2005, and Aug. 31, 2004, was as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,729	$1,676
Service cost	36	33
Interest cost	99	101
Plan participants’ contributions	1	1
Actuarial loss	160	63
Acquisitions	94	—
Benefits paid	(137)	(138)
Curtailments	—	(3)
Settlements	—	(4)

Benefit Obligation at End of Period	$1,982	$1,729

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,219	$1,014
Actual return on plan assets	189	116
Employer contribution	71	230
Plan participants’ contributions	1	1
Acquisitions (divestitures)	78	(4)
Fair value of benefits paid(1)	(137)	(138)

Plan Assets at End of Period	$1,421	$1,219

Unfunded Status	561	510
Unrecognized Prior Service Cost	(16)	(19)
Unrecognized Subsequent Loss	(615)	(565)

Net Pension Asset	$(70)	$(74)

(1)	Employer contributions and benefits paid under the pension plans include $8 million and $11 million paid from employer assets in fiscal years 2005 and 2004, respectively.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2005, and Aug. 31, 2004, were as follows:

	As of Aug. 31,
	2005	2004

Discount Rate	5.00%	5.80%
Rate of Compensation Increase	4.00%	3.25%

The accumulated benefit obligation (ABO) as of Aug. 31, 2005, and Aug. 31, 2004, was $1.8 billion and $1.6 billion, respectively.

The projected benefit obligation (PBO), ABO, and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2005, and Aug. 31, 2004, were as follows:

	As of Aug. 31,
(Dollars in millions)	2005	2004

PBO	$1,900	$1,648
ABO	1,789	1,556
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	1,411	1,211

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2005, and Aug. 31, 2004, were as follows:

	As of Aug. 31,
(Dollars in millions)	2005	2004

PBO	$1,783	$1,544
ABO	1,687	1,470
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	1,306	1,112

During the years presented, lower market interest rates and plan asset returns resulted in more plans with ABO in excess of plan assets for fiscal year 2005 compared to fiscal year 2004.

As of Aug. 31, 2005, and Aug. 31, 2004, amounts recognized in the Statement of Consolidated Financial Position were included in the following balance sheet accounts:

Net Pension (Asset) Liability

	As of Aug. 31,
(Dollars in millions)	2005	2004

Miscellaneous Accruals	$5	$6
Accrued Pension Liability	117	102
Additional Minimum Liability	500	480
Accumulated Other Comprehensive Loss	(484)	(461)
Prepaid Benefit Cost	(193)	(183)
Intangible Assets	(15)	(18)

Net Pension Asset	$(70)	$(74)

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, Monsanto recorded an additional minimum pension liability adjustment during fiscal years 2005 and 2004. The noncash adjustment recorded in fiscal year 2005 increased postretirement liabilities by approximately $20 million, increased deferred income tax assets by approximately $21 million, decreased intangible assets for prior service costs by approximately $3 million, and decreased shareowners’ equity by approximately $2 million aftertax. The noncash adjustment recorded in fiscal year 2004 increased postretirement liabilities by approximately $21 million, increased deferred income tax assets by approximately $7 million, decreased intangible assets for prior service costs by approximately $3 million, and decreased shareowners’ equity by approximately $17 million aftertax. These adjustments were necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plans. The noncash charges to shareowners’ equity for these adjustments did not affect Monsanto’s results of operations, but they are reflected in other comprehensive income (loss).

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets

U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2005, and Aug. 31, 2004, and the target allocation range for fiscal year 2006, by asset category, follow. The fair value of assets for these plans was $1.2 billion and $1.1 billion as of Aug. 31, 2005, and Aug. 31, 2004, respectively.

		Percentage of Plan Assets
	Target
	Allocation	As of Aug. 31,
Asset Category	2006	2005	2004

Equity Securities	60 - 70%	65.2%	64.8%
Debt Securities	25 - 35%	30.6%	31.2%
Real Estate	2 - 8%	3.9%	3.7%
Other	0 - 3%	0.3%	0.3%

Total		100.0%	100.0%

The expected long-term rate of return on these plan assets was 8.75 percent in fiscal years 2005 and 2004, in the transition period and in calendar year 2002. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and is adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.

The general principles guiding investment of U.S. pension plan assets are embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the company’s U.S. pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, to diversify assets among asset classes and investment styles, and to maintain a long-term focus.

In 2003, the company conducted an asset/liability study to determine the optimal strategic asset allocation to meet the plan’s projected long-term benefit obligations and desired funding status. The target asset allocation resulting from the asset/liability study is outlined in the previous table.

The plan’s investment fiduciaries are responsible for selecting investment managers, commissioning periodic asset/liability studies, setting asset allocation targets, and monitoring asset allocation and investment performance. The company’s pension investment professionals have discretion to manage assets within established asset allocation ranges approved by the plan fiduciaries.

Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2005, and Aug. 31, 2004, and the weighted-average target allocation range for fiscal year 2006, by asset category, follows. The fair value of plan assets for these plans was $174 million and $104 million as of Aug. 31, 2005, and Aug. 31, 2004, respectively.

		Percentage of Plan Assets
	Target
	Allocation	As of Aug. 31,
Asset Category	2006	2005		2004

Equity Securities	57 - 77%	53.0%		65.8%
Debt Securities	22 - 38%	45.7	%(1)	33.0%
Other	0 - 5%	1.3%		1.2%

Total		100.0%		100.0%

(1)	The fair value of plan assets of $174 million for fiscal year 2005 includes $64 million for a Seminis defined benefit plan. The plan assets for the Seminis plan are invested 20 percent in equity securities and 80 percent in debt securities. The difference in the Seminis and Monsanto plan assets causes the percentage of plan assets for debt securities in 2005 to be outside of the 2006 target allocation range for debt securities. Excluding the Seminis plan, 26 percent of plan assets were invested in debt securities as of Aug. 31, 2005.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average expected long-term rate of return on the plans’ assets was 7.2 percent in fiscal year 2005, 8.0 percent in fiscal year 2004 and the transition period, and 8.5 percent in calendar year 2002. See the discussion in the U.S. Plans section of this footnote related to the determination of the expected long-term rate of return on plan assets.

Expected Cash Flows

Information about the expected cash flows for the pension benefit plans follows:

		Outside the
		United States
(Dollars in millions)	U.S.	(weighted-average)

Employer Contributions
2006	$64	$6
Benefit Payments
2006	122	13
2007	123	15
2008	126	12
2009	128	11
2010	129	14
2011-2015	676	73

In September 2005, Monsanto voluntarily contributed $60 million to the U.S. qualified plan. No additional contributions to the U.S. qualified plan are currently planned. The company may contribute additional amounts to the plan depending on the level of future contributions required. The remaining portion of expected contributions for 2006 relates to the non-qualified U.S. plan and plans outside of the United States. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plans.

NOTE 16. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER POST EMPLOYMENT BENEFITS

Monsanto-Sponsored Plans

Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for postretirement health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees who retired from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statement of Consolidated Operations in fiscal years 2005 and 2004, the transition period and calendar year 2002 were $34 million, $36 million, $23 million and $28 million, respectively.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. FSP 106-2 was effective for Monsanto’s first quarter of fiscal year 2005. Final regulations necessary to implement the Act were released in January 2005, which resulted in a remeasurement of postretirement obligations. Accordingly, Monsanto has estimated a reduction of the postretirement benefit obligation of approximately $46 million. The reduction in annual benefit cost recorded in fiscal year 2005 was $4 million. Estimated future Medicare subsidy receipts are $2 to $3 million annually from 2006 through 2010, and $14 million for the period 2011 through 2015.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Service Cost for Benefits Earned During the Year	$12	$11	$7	$9
Interest Cost on Benefit Obligation	18	21	13	19
Amortization of Unrecognized Net Loss	4	4	3	—

Total	$34	$36	$23	$28

Monsanto determined postretirement costs using the preceding year-end rate assumptions. The following assumptions, calculated on a weighted-average basis, were effective for the principal plans during the periods indicated:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
	2005	2004	2003	2002

Discount Rate	5.00%	5.80%	6.25%	6.75%
Initial Trend Rate for Health Care Costs	7.00%	8.00%	9.00%	10.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%	5.00%

An 8 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. This assumption is consistent with the plans’ recent experience and expectations of future growth. The rate is assumed to decrease gradually to 5 percent for 2008 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on Total of Service and Interest Cost	$1	$(1)

Effect on Postretirement Benefit Obligation	$6	$(6)

Monsanto uses a measurement date of August 31 for most of its other postretirement benefit plans. The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of period	$353	$331
Service cost	12	11
Interest cost	18	21
Divestitures	(2)	—
Actuarial (gain) loss	(35)	14
Plan participant contributions	1	1
Benefits paid(1)	(28)	(25)

Benefit Obligation at End of Period	$319	$353

Unfunded Status	$319	$353
Unrecognized Prior Service Cost	9	11
Unrecognized Subsequent Loss	(36)	(79)

Accrued Postretirement Liability	$292	$285

(1)	Employer contributions and benefits paid under the other postretirement benefit plans include $28 million and $25 million from employer assets in fiscal years 2005 and 2004, respectively.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2005, and Aug. 31, 2004, were as follows:

	As of Aug. 31,
	2005	2004

Discount Rate	5.00%	5.80%

As of Aug. 31, 2005, and Aug. 31, 2004, amounts recognized in the Statement of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2005	2004

Miscellaneous Accruals	$29	$28
Postretirement Liabilities	263	257

Asset allocation is not applicable to the company’s other postretirement benefit plans, because these plans are unfunded.

Expected Cash Flows

Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions
2006	$25
Benefit Payments(1)
2006	25
2007	24
2008	25
2009	25
2010	26
2011-2015	120

(1)	Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Act (as discussed above), which are estimated to be $2 to $3 million annually from 2006 through 2010, and $14 million for the period 2011 through 2015.

Expected contributions include other postretirement benefits of $25 million to be paid from employer assets in 2006. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

Seminis-Sponsored Plans

In accordance with local statutory requirements, Seminis sponsors retirement and severance plans at several of its foreign locations. The plans are administered based upon the legislative and tax requirements in the country in which they are established. As of Aug. 31, 2005, an accrual of $17 million was recognized in the Statement of Consolidated Financial Position for anticipated payments to be made to foreign employees upon retirement or termination.

NOTE 17. EMPLOYEE SAVINGS PLANS

Monsanto-Sponsored Plans

The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25 percent of an employee’s eligible pay. Monsanto matches employee contributions to the plan with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). The Monsanto ESOP is leveraged by debt due to Monsanto. The debt, which was $18 million as of Aug. 31, 2005, is repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. The Monsanto ESOP debt was restructured in December 2004 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, including the increased diversification rights that were provided to certain participants, was completed in accordance with the best interests of plan participants.

As of Aug. 31, 2005, the Monsanto ESOP held 6.0 million shares of Monsanto common stock (allocated and unallocated). The unallocated shares of Monsanto common stock held by the ESOP are allocated each year to employee savings accounts as matching contributions in accordance with the terms of the Monsanto SIP. During fiscal year 2005, 663,000 Monsanto shares were allocated specifically to Monsanto participants, leaving 2.8 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2005.

Compensation expense for the Monsanto ESOP is equal to the cost of the shares allocated to participants, less cash dividends paid on the shares held by the Monsanto ESOP. In fiscal year 2005, the dividends paid on the shares held by the Monsanto ESOP were greater than the cost of the shares allocated to the participants, resulting in income to the Monsanto ESOP of $1 million. Compensation expense for Monsanto employees included in the Statement of Consolidated Operations in fiscal year 2004, the transition period and calendar year 2002 was $2 million, $1 million, and $3 million, respectively. The following information relates to the Monsanto ESOP:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Total ESOP (Income) Expense	$—	$3	$2	$5
Interest Portion of Total ESOP Expense	1	1	1	2
Net Cash Contribution	1	5	3	5
Dividends Paid on ESOP Shares Held	4	4	2	4

Seminis-Sponsored Plans

Seminis maintains a qualified company-sponsored defined contribution savings plan covering eligible employees. Company contributions are based on a percentage of employee contributions and on employee salaries. Company contributions were less than $1 million for the period from the date of acquisition through Aug. 31, 2005. The defined contribution savings plan also contains a profit-sharing provision. Annual contributions are based on employee age and salaries and totaled $2 million for the period from the date of acquisition through Aug. 31, 2005.

NOTE 18. STOCK-BASED COMPENSATION PLANS

Monsanto grants its employees stock-based compensation under three fixed stock plans. Under the Monsanto Company Long-Term Incentive Plan, as amended (LTIP), formerly known as the Monsanto 2000 Management Incentive Plan, the company may grant awards to key officers, directors, and employees of Monsanto, including stock options, of up to 39.3 million shares of Monsanto common stock. Other employees may be granted options under the Monsanto Company Broad-Based Stock Option Plan (Broad-Based Plan), which permits the granting of a maximum of 2.7 million shares of Monsanto common stock to employees other than officers and other employees subject to special reporting requirements. In January 2005, shareowners approved the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP), under which the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 12.0 million shares of Monsanto common stock. As of Aug. 31, 2005, no awards have been granted under the 2005 LTIP. Under the plans, the grant price of any option is the average of the high price and low price of the company’s common stock on the day before the grant date. The plans provide that the term of any option granted may not exceed 10 years and that each option

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

may be exercised for such period as may be specified by the People and Compensation Committee of the board of directors or by the delegate who administers the plans.

The Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) was established in 2000 for directors who are not employees of Monsanto or its affiliates. In December 2003 and again in April 2005, the Director Plan was amended. Half of the annual retainer for each nonemployee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted common stock, deferred common stock, current cash and/or deferred cash. The Director Plan also provides that a nonemployee director will receive a grant of 3,000 shares of restricted stock upon commencement of service as a member of Monsanto’s board of directors. Awards of deferred stock and restricted stock under the Director Plan are automatically granted under the LTIP as provided for in the Director Plan. The Director Plan is administered by a committee of company executives. Compensation expense recognized for the stock-based component of the Director Plan was $3.8 million, $1.7 million and $561,000 for fiscal years 2005 and 2004 and for the transition period, respectively. Compensation benefit recognized for the stock-based component of the Director Plan was $44,000 in calendar year 2002.

The LTIP and the 2005 LTIP each also authorize Monsanto to grant awards of restricted or unrestricted shares. In fiscal year 2005, 24,700 restricted shares were granted under the LTIP; 8 percent of those shares vest in calendar year 2006, 41 percent vest in calendar year 2007, 27 percent vest in calendar year 2008 and the remaining 24 percent vest in calendar year 2009. In fiscal year 2004, 31,500 restricted shares were granted; 6 percent of those shares vest in calendar year 2006 and the remaining 94 percent in calendar year 2007. During the transition period, 25,000 restricted shares were granted; 8 percent of those shares vest in calendar year 2005 and the remaining 92 percent in calendar year 2006. In calendar year 2002, 147,000 restricted shares were granted; 15 percent vested in calendar year 2003, and the remaining 85 percent will vest in calendar year 2005. Compensation expense is based on the market price of Monsanto’s common stock at the grant date and is recognized over the vesting period. Compensation expense recognized for these restricted shares was $1.4 million for fiscal year 2005, $1.3 million for fiscal year 2004, $753,000 for the transition period, and $920,000 for calendar year 2002.

On April 25, 2003, Monsanto issued a grant of stock options to all eligible employees under the LTIP and Broad-Based Plan. Approximately 8 million options were granted on that date, at an exercise price of $16.145 per share. These options vest in annual increments of one-third. Additional option grants under the LTIP were made in calendar year 2003 to new eligible management employees on a monthly basis, and to new eligible non-management employees on a semi-annual basis, with an exercise price equal to the fair market value of Monsanto common stock on the grant date. On Feb. 27, 2004, Monsanto issued a grant of stock options to eligible management employees under the LTIP and the Broad-Based Plan. Approximately 2.5 million options were granted at an exercise price of $32.192 per share. These options also vest in annual increments of one-third. Additional option grants under the LTIP were made between Feb. 27, 2004, and Aug. 31, 2004, to new eligible management employees on a monthly basis, with an exercise price equal to the fair market value of Monsanto common stock on the grant date. On Aug. 31, 2004, Monsanto issued a stock option grant to eligible non-management employees under the LTIP. Approximately 1 million options were granted on that date, with an exercise price of $36.66 per share. These options vested on Aug. 31, 2005. On Oct. 29, 2004, Monsanto issued a grant of stock options to eligible management employees under the LTIP and the Broad-Based Plan. Approximately 3.6 million options were granted at an exercise price of $41.61 per share. These options also vest in annual increments of one-third. Additional options granted under the LTIP and Broad-Based Plan were made between Oct. 29, 2004, and Aug. 31, 2005, to new eligible management employees on a monthly basis, with an exercise price equal to the fair market value of Monsanto common stock on the grant date.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of the Monsanto plans for the periods from Jan. 1, 2002, through Aug. 31, 2005, follows:

		Outstanding
		Weighted-Average
	Shares	Exercise Price

Balance Outstanding Jan. 1, 2002	22,548,680	$20.98
Granted	409,520	23.57
Exercised	(3,153,500)	20.04
Forfeited	(283,099)	23.74

Balance Outstanding Dec. 31, 2002(1)	19,521,601	21.25
Granted	8,748,471	16.54
Exercised	(1,377,860)	19.97
Forfeited	(498,751)	20.08

Balance Outstanding Aug. 31, 2003(1)	26,393,461	19.79
Granted	3,764,490	33.36
Exercised	(9,919,628)	19.89
Forfeited	(828,018)	20.03

Balance Outstanding Aug. 31, 2004(1)	19,410,305	22.32
Granted	3,858,974	42.29
Exercised	(8,115,684)	21.37
Forfeited	(470,799)	34.68

Balance Outstanding Aug. 31, 2005	14,682,796	$27.72

(1)	The number of options exercisable and the weighted-average exercise price thereof were 10,737,764 and $21.25 as of Aug. 31, 2004; 17,379,852 and $21.35 as of Aug. 31, 2003; and 9,256,582 and $21.31 as of Dec. 31, 2002. The following table contains corresponding information for Aug. 31, 2005.

Monsanto stock options outstanding as of Aug. 31, 2005, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average			Weighted-Average
		Contractual Life	Exercise Price			Exercise Price
	Shares	(Years)	per Share	Shares		per Share

$14.66 - $20.00	7,007,665	6.69	$17.68	4,863,789		$18.30
$20.01 - $40.00	4,021,717	8.28	$31.87	2,279,865		$32.46
$40.01 - $65.85	3,653,414	9.18	$42.30	—	(1)	— (1)

	14,682,796			7,143,654		$22.82

(1)	There are no options exercisable in the $40.01 - $65.85 price range as options granted on Oct. 29, 2004, are not vested as of Aug. 31, 2005.

As permitted by SFAS 123 and SFAS 148, the company has elected to follow APB 25 for measuring and recognizing its stock-based transactions with employees. Accordingly, no compensation expense was recognized in relation to any of the Monsanto or Pharmacia option plans in which Monsanto employees participate. Note 2 — Significant Accounting Policies — shows what the pro forma net income (loss) and net income (loss) per share would have been if compensation expense for these plans had been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS 123 and SFAS 148. Pro forma compensation expense for years presented may not be representative of compensation expense that will be incurred on a pro forma basis in future years.

In computing the pro forma compensation expense (see Note 2), Monsanto used the Black-Scholes option-pricing model to estimate the fair value of each option on the date it was granted. The weighted-average fair value of options granted to Monsanto employees during fiscal years 2005 and 2004, the transition period, and calendar year 2002 was $7.12, $5.97, $5.45, and $9.53, respectively, per Monsanto stock option. The following weighted-average assumptions were used for grants:

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2005	2004	2003	2002

Expected Dividend Yield	1.44%	1.76%	2.28%	1.88%
Expected Volatility	32.81%	31.45%	40.4%	44.6%
Risk-Free Interest Rates	2.62%	2.50%	2.4%	3.8%
Expected Option Life (in years)	4.0	4.0	4.0	3.5

As discussed in Note 3 — New Accounting Standards, SFAS 123R was issued in December 2004, which replaced SFAS 123. Monsanto adopted SFAS 123R on Sept. 1, 2005. For stock option awards granted to retirement eligible employees and to employees that become eligible for retirement subsequent to the grant date, Monsanto followed the guidance of APB 25 and SFAS 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS 123R requires compensation costs to be recognized over the requisite service period of the award (from the date of the grant until retirement eligibility) instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the SEC clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, Monsanto will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The impact of accelerated vesting on the pro forma disclosure in Note 2 is immaterial. Monsanto will follow the guidance of SFAS 123R for awards granted subsequent to the adoption date.

Certain Monsanto employees outside the United States received stock appreciation rights as part of Monsanto’s stock compensation plans. These rights entitle those employees to receive a cash amount determined by the appreciation in the fair market value of the company’s common stock between the date of the award and the date of exercise. Compensation expense for the stock appreciation rights was $672,000, $683,000 and $537,000 for fiscal years 2005 and 2004 and for the transition period, respectively. The company recognized net compensation benefit associated with these rights of $415,000 in calendar year 2002.

In February 2004, the company granted executives 54,730 restricted stock units under the LTIP. The restricted stock units represent the right to receive a number of shares of restricted stock dependent upon vesting requirements. Vesting is subject to Monsanto’s attainment of specified performance criteria during the designated performance period (Sept. 1, 2003, to Aug. 31, 2005) and the executives’ continued employment during the designated service period (Sept. 1, 2003, to Aug. 31, 2006). In October 2004, the company granted executives 81,680 restricted stock units under the LTIP. Vesting of this award is also based upon the company’s attainment of specified performance criteria during the designated performance period (Sept. 1, 2004, to Aug. 31, 2006) and the executives’ continued employment during the designated service period (Sept. 1, 2004, to Aug. 31, 2007). For both awards, all units will be forfeited if Monsanto does not meet the specified performance criteria, and all or a portion of the units may be forfeited if employment of the Monsanto employee is terminated before the end of the vesting period. The grantees may elect to defer the award of the vested restricted stock. Compensation expense is based on the market price of Monsanto common stock and is recognized over the vesting period. Monsanto recognized compensation expense for the restricted stock units of $6.9 million and $400,000 in fiscal years 2005 and 2004, respectively.

In 2000, four executives signed Phantom Share Agreements. These agreements provided each executive with a number of phantom shares of common stock equal to the cash severance and value of benefits continuation they would have received under a prior change-of-control agreement with Pharmacia, divided by the IPO offering price. The phantom shares, which gave the holders the opportunity to earn a cash award equal to the fair value of the company’s common stock upon the attainment of a certain performance goal, vested on Oct. 1, 2002. In calendar year 2002, 825,796 phantom shares were settled for cash payments of $13 million. Monsanto recognized $4 million in compensation benefit in calendar year 2002 related to the phantom shares. Compensation expense was based on the market price of Monsanto’s common stock and recognized over the 24-month vesting period.

NOTE 19. CAPITAL STOCK

Monsanto is authorized to issue 1.5 billion shares of common stock, $0.01 par value, and 20 million shares of undesignated preferred stock, $0.01 par value. The board of directors has the authority, without action by the shareowners, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There were no shares of preferred stock outstanding as of Aug. 31, 2005. As of that date, 268.2 million shares of common stock were outstanding, and 54 million shares of common stock were reserved for employee and director stock options.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. As of Aug. 31, 2005, the company purchased 12.7 million shares for $500 million. In July 2005, the company announced that it had completed its $500 million share repurchase program a year ahead of the authorized expiration period.

NOTE 20. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, net unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and net accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding accumulated other comprehensive income (loss) is as follows:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Accumulated Foreign Currency Translations	$(593)	$(824)	$(882)	$(987)
Net Unrealized Gains on Investments, Net of Taxes	7	9	10	4
Net Accumulated Derivative Loss, Net of Taxes	(2)	(18)	(14)	(8)
Minimum Pension Liability, Net of Taxes	(301)	(299)	(282)	(211)

Accumulated Other Comprehensive Loss	$(889)	$(1,132)	$(1,168)	$(1,202)

NOTE 21. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options calculated using the treasury stock method and are excluded if their effect is antidilutive. These dilutive potential common shares consisted of 18 million, 19 million, 6 million, and 18 million outstanding stock options in fiscal years 2005 and 2004, the transition period, and calendar year 2002, respectively. In fiscal years 2005 and 2004, the transition period, and calendar year 2002, less than 0.1 million, 3 million, 19 million, and 2 million outstanding stock options, respectively, were excluded from the computation because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Shares in millions)	2005	2004	2003	2002

Weighted-Average Number of Common Shares	266.8	264.4	261.7	260.7
Dilutive Potential Common Shares	5.9	4.8	0.4	1.9

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 22. SUPPLEMENTAL CASH FLOW INFORMATION

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes during fiscal years 2005 and 2004, the transition period and calendar year 2002 were as follows:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Interest	$128	$107	$73	$81
Taxes	83	65	70	75

Noncash transactions with Pharmacia included approximately $(80) million in calendar year 2002. See the Statement of Consolidated Shareowners’ Equity for further details. Also, in connection with the acquisition of biotechnology intellectual property assets from Ceres, Monsanto recorded intangible assets and the related obligations, in excess of amounts paid, of $35 million in noncash transactions in the second quarter of 2002. See Note 10 — Goodwill and Other Intangible Assets — for further details. Payments on the related obligation are included in vendor financing payments as they are made.

In fiscal year 2005, the company recognized noncash transactions related to acquisitions and a customer financing program. See Note 5 — Business Combinations — for details of liabilities assumed in acquisitions and Note 8 — Customer Financing Programs — for further discussion of the new program in Brazil and the related noncash transaction.

NOTE 23. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2005.

	Payments Due by Fiscal Year Ending Aug. 31,
							2011 and
(Dollars in millions)	Total	2006	2007	2008	2009	2010	beyond

Long-Term Debt	$1,458	$—	$69	$249	$1	$1	$1,138
Interest Payments Relating to Long-Term Debt(1)	1,314	100	94	87	76	76	881
Operating Lease Obligations	91	32	18	11	7	5	18
Purchase Obligations:
Uncompleted additions to property	36	36	—	—	—	—	—
Commitments to purchase inventories	407	350	15	9	9	9	15
Commitment to purchase breeding research	319	52	45	45	45	45	87
R&D alliances and joint venture obligations	168	55	49	33	31	—	—
Other purchase obligations	200	60	58	68	5	2	7
Other Liabilities Reflected on the Balance Sheet:
Payments on other financing	11	7	4	—	—	—	—

Total Contractual Obligations	$4,004	$692	$352	$502	$174	$138	$2,146

(1)	The total interest payments include $33 million estimated for payments associated with variable interest rates on the 4% Senior Notes. The variable interest rate of 4.45% was calculated using the six-month London Interbank Offered Rate (LIBOR), plus a weighted-average spread of 0.39 percentage points.

In conjunction with the Seminis acquisition, the company has a contingent payment obligation of up to $125 million based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007, or certain other factors. This amount is not included in the contractual obligations table above. See Note 5 — Business Combinations — for additional information.

Rent expense was $83 million for fiscal year 2005, $76 million for fiscal year 2004, $55 million for the transition period, and $89 million for calendar year 2002.

Guarantees: FIN 45, issued in November 2002, elaborates on the disclosures a guarantor must make in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN 45 also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the guarantee obligation undertaken. The initial

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after Dec. 31, 2002.

Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil and Europe. Terms of the guarantees are equivalent to terms of the bank loans, generally six months. When a customer fails to pay an obligation that is due, Monsanto incurs a liability to make these payments. As of Aug. 31, 2005, the maximum potential amounts of future payments under these guarantees were approximately $78 million in Brazil and $25 million in Europe. Based on the company’s current assessment of credit exposure, Monsanto has recorded a liability of approximately $1 million related to these guarantees. Monsanto’s recourse under these guarantees is limited to the customer, and it is not currently estimable.

Monsanto provides guarantees on behalf of certain suppliers. As of Aug. 31, 2005, a guarantee is outstanding to a bank that financed construction of a supplier’s plant. This guarantee was established prior to calendar year 2003. This plant supplies certain raw materials to a Monsanto facility in Brazil. The term of this guarantee is equivalent to the term of the financing agreements, which are to be paid during calendar year 2008. If the supplier fails to pay the obligations when due, Monsanto would incur a liability to make these payments. As of Aug. 31, 2005, the maximum potential amount of future payments under this guarantee is approximately $7 million with respect to principal, plus additional amounts with respect to interest and related expenses. Monsanto believes that it is not likely to incur a loss under this guarantee, and it has therefore not recorded any liability related to its obligation under this guarantee. If Monsanto were to incur a loss under this guarantee, Monsanto would have recourse against the supplier and the shareowners of the supplier’s parent company pursuant to an agreement entered into by the parties.

Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

In fiscal year 2005, Monsanto established a wholly-owned finance subsidiary in Canada. The new subsidiary issued debt securities of $150 million, which are outstanding as of Aug. 31, 2005, and which are fully and unconditionally guaranteed by Monsanto. There are no significant restrictions on Monsanto’s ability to obtain funds from the finance subsidiary by dividend or loan.

Monsanto warrants the performance of certain products through standard product warranties and specific performance warranties. In addition, Monsanto provides extensive marketing programs to increase sales and enhance customer satisfaction. These programs may include performance warranty features and indemnification for risks not related to performance, both of which are provided to qualifying customers on a contractual basis. The cost of payments for claims based on performance warranties has been, and is expected to continue to be, insignificant. It is not possible to predict the maximum potential amount of future payments for indemnification for losses not related to the performance of our products (for example, replanting due to extreme weather conditions), because it is not possible to predict whether the specified contingencies will occur and if so, to what extent.

In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Provisions like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements, and other licenses. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of $3 million related to these indemnifications.

Monsanto provides guarantees for certain customer loans in the United States and Brazil. See Note 8 — Customer Financing Programs — for additional information.

Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation and Indemnification” section of this note.

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2005, and Aug. 31, 2004, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2005	2004

U.S. Agricultural Product Distributors	$483	$709
European Agricultural Product Distributors	357	342
Argentina(1)	149	182
Brazil(1)	364	281
Mexico(1)	77	73
Asia-Pacific(1)	103	89
Canada(1)	95	115
Other	120	122

Gross Trade Receivables	1,748	1,913
Less: Allowance for Doubtful Accounts	(275)	(250)

Net Trade Receivables	$1,473	$1,663

(1) Represents customer receivables within the specified geography.

In fiscal year 2005, trade receivables decreased primarily because of improvements in U.S. collections as more customers prepaid or chose not to take advantage of extended terms in fiscal 2005, which was partially attributable to a stronger agriculture economy. For further details on the allowance for doubtful trade receivables, see Note 7 — Trade Receivables. The company’s receivables focus continues to be on the key agricultural markets of Argentina and Brazil. Net trade receivables in Argentina and Brazil were as follows:

	As of Aug. 31,
(Dollars in millions)	2005	2004

Argentina	$92	$117
Brazil	271	228

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

In fiscal year 2005, Brazil experienced drought conditions in some regions, including the regions where Monsanto has been focusing on point-of-delivery payment system collection efforts. Also, the combination of lower commodity prices and the appreciation of the Brazilian real affected some of our customers’ liquidity in several other Brazilian regions, which resulted in increases in past-due trade receivables and the related allowance for doubtful trade receivables as of Aug. 31, 2005, compared with those as of Aug. 31, 2004. The company took action to mitigate these credit risks in 2005, including

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

increasing the allowance for doubtful trade receivables by $12 million, and will continue to carefully monitor Brazilian trade receivables in 2006.

Remediation Obligations: Monsanto’s Statement of Consolidated Financial Position includes accrued liabilities of $17 million as of Aug. 31, 2005, and $15 million as of Aug. 31, 2004, for the remediation of Monsanto’s existing and Pharmacia’s former agricultural manufacturing facilities and certain off-site disposal and formulation facilities. There is currently no material range of loss in excess of the amount recorded for these sites. It is possible that new information about these sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto, or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses at these sites may be affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other potentially responsible parties. Monsanto does not expect the resolution of such uncertainties to have a material adverse effect on its financial position, profitability, or liquidity. The amounts described above do not include Solutia environmental liabilities that Monsanto expects to fund on behalf of Pharmacia. See “Litigation and Indemnification” below for a discussion of amounts accrued in connection with Solutia’s environmental liabilities.

Litigation and Indemnification: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia’s name and for which Monsanto assumed responsibility under the Separation Agreement (defined below). Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Information with respect to these lawsuits appears in Part I — Item 3 — Legal Proceedings of this report. While the ultimate liabilities resulting from such lawsuits may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity, excluding liabilities relating to Solutia.

On Dec. 4, 2000, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG, and its affiliates that four patents, which had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. and which involve claims to truncated Bt technology, were invalid and not infringed by MON810 in YieldGard corn. Bayer CropScience counterclaimed to request royalties for prior sales of YieldGard corn and injunctive relief. On June 22, 2004, Bayer CropScience dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue Monsanto, its affiliates or its sublicensees under those patents for any of Monsanto’s current commercial products. Monsanto intends to seek recovery from Bayer CropScience of its attorneys’ fees involved in defending against the dismissed claims and to assert defenses, including non-infringement and invalidity of the fourth and remaining patent in the litigation. Trial on the one remaining patent commenced on Oct. 31, 2005.

Following receipt of a patent relating to bovine growth hormone, on Feb. 17, 2004, the Regents of the University of California (UC) filed suit against Monsanto in the U.S. District Court for the Northern District of California. As part of its order construing the terms of patent, the court has ruled that the claims are extremely broad. UC seeks damages and an injunction for the alleged infringement of the patent by sales of Monsanto’s Posilac bovine somatotropin product. Monsanto has strong defenses to these claims and has filed motions for summary judgment seeking a finding as a matter of law of non-infringement, invalidity of the patent, and non-existent damages. UC has filed motions for summary judgment seeking a finding as a matter of law of validity of the patent. A hearing was held on Oct. 26, 2005 to address the summary judgment motions. This case is set for trial on Feb. 27, 2006.

Solutia Inc.: The following discussion provides information regarding proceedings related to Solutia Inc. Pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities are referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including some or all of Solutia’s Assumed Liabilities. Solutia may retain responsibility for all or a portion of Solutia’s Assumed Liabilities. However, if Solutia is discharged from all or a portion of Solutia’s Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Monsanto is participating in the Chapter 11 proceeding as a creditor of Solutia and will act as appropriate to protect Monsanto’s interests and the interests of its shareowners. Pharmacia or Monsanto may have defenses to payment obligations for some or all of Solutia’s Assumed Liabilities, and Monsanto has legal claims against Solutia. However, it is unclear what effect the Chapter 11 proceeding will have on Monsanto’s ability to recover on those claims. Following is a description of certain of the proceedings related to Solutia’s bankruptcy:

•	On Feb. 27, 2004, Solutia filed a complaint against the EPA seeking a declaration from the Bankruptcy Court that the bankruptcy automatic stay precluded the EPA from taking efforts to enforce a Partial Consent Decree issued by the U.S. District Court for the Northern District of Alabama. In light of Solutia’s failure to perform under the Partial Consent Decree, the EPA had previously filed actions and pleadings in the District Court asserting that Solutia’s bankruptcy filing does not eliminate Solutia’s obligation to perform certain environmental activities. The Bankruptcy Court denied Solutia’s request for partial summary judgment motion and directed that the District Court determine Solutia’s performance obligations under the Partial Consent Decree. The District Court then entered an order that the automatic stay provisions of the Bankruptcy Code do not apply to Solutia’s obligations under the Partial Consent Decree. Solutia subsequently filed a motion to reconsider, modify, or clarify this order, which was denied by the District Court, and has continued to selectively perform its environmental obligations. In March 2005, the U.S. Court of Appeals for the Eleventh Circuit denied Solutia’s request for a provisional appeal of the District Court’s order and denial of Solutia’s request for reconsideration of the District Court’s earlier order that the automatic stay provisions of the Bankruptcy Code do not apply to Solutia’s obligations under the Partial Consent Decree related to certain environmental activities in Anniston, Alabama.

•	On April 20, 2004, Solutia filed a complaint for declaratory judgment against Pharmacia and Monsanto that, among other things: (a) any and all rights that Pharmacia and Monsanto have against Solutia for indemnification pursuant to the Distribution Agreement are “claims” that arose before Solutia filed its bankruptcy petition and may be discharged in the Chapter 11 proceeding; and (b) the Distribution Agreement has been fully performed. On May 7, 2004, the Official Committee of Retirees filed a complaint for declaratory judgment against Solutia, Pharmacia and Monsanto that Pharmacia and Monsanto share responsibility for providing certain benefits to certain retirees and must pay certain benefits to certain retirees if Solutia reduces or terminates retiree benefits. The Official Committee of Retirees also seeks to have the Bankruptcy Court declare all claims held by Pharmacia and Monsanto subordinate to the retiree claims. Monsanto believes it has meritorious defenses to assert in each of these matters; however, it has not filed any response or asserted counterclaims because all parties have agreed to a limited stay of all litigation. Given the uncertain nature of litigation, Monsanto cannot reasonably predict the outcome of either proceeding.

•	Solutia, the Official Committee of Unsecured Creditors, the Official Committee of Retirees, Monsanto and Pharmacia have agreed to a stay of all litigation in the bankruptcy proceedings, which remains in force and effect, subject to any party’s right to issue a termination notice.

•	Monsanto filed its proof of claim on Nov. 29, 2004, and it remains effective. Solutia, the Creditors’ Committee, Monsanto and Pharmacia have agreed that Monsanto and Pharmacia may amend their initial proofs of claim and file additional claims through Feb. 1, 2006, which date may be extended by further agreement of the parties.

•	On March 7, 2005, the Official Committee of Equity Security Holders filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia’s spinoff, and Solutia’s indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto’s and Pharmacia’s claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On May 24, 2005, Monsanto and Pharmacia filed a motion to dismiss the Complaint and Objection to Claim, which was taken under submission by the Bankruptcy Court on Aug. 5, 2005, and awaits ruling by the Bankruptcy Court.

•	On June 7, 2005, Monsanto announced that it had reached an agreement in principle with Solutia and the Official Committee of Unsecured Creditors for a proposal for Solutia’s reorganization. In order for such proposal to become effective and binding on Monsanto, Solutia must submit a plan of reorganization to the Bankruptcy Court, consistent with the agreement in principle. The plan of reorganization must be approved by various parties, including Monsanto’s Board of Directors, and ultimately confirmed by the Bankruptcy Court. No adjustments to the Solutia-related charge discussed below are required at this time as a result of this agreement in principle. Key elements of the agreement in principle include Monsanto’s: (i) commitment to provide backstop funding for a $250 million equity infusion to support medical, disability and life insurance benefit liabilities for retirees who worked for Pharmacia and were assigned to Solutia at the time of its spinoff, and certain environmental and other liabilities; (ii) receipt of approximately 50 percent of the common stock of newly reorganized Solutia in exchange for (a) certain funds spent or committed by Monsanto, and (b) any contribution Monsanto makes with respect to the equity infusion described above, provided that the actual percent of stock received could be less depending on the determination of the Bankruptcy Court and the amount of common stock issued to any other parties in exchange for their participation in the $250 million equity infusion; and (iii) retention of oversight with respect to resolution of tort litigation claims and continued management of designated environmental remediation programs that Monsanto is currently managing. See below for further detail about the tort litigation and environmental remediation matters Monsanto is currently managing.

Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia’s Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia’s and Monsanto’s interests until that issue is resolved, pursuant to Monsanto’s obligation to indemnify Pharmacia and on an interim basis, Monsanto has assumed the management and defense of certain third-party tort litigation and funded some of Solutia’s environmental obligations. In the process of managing such litigation and environmental liabilities, and through Monsanto’s involvement in the bankruptcy process, Monsanto determined that it was probable that Monsanto would incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, Monsanto determined that it was appropriate to establish a reserve for such expenses based on the best estimates by Monsanto’s management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million (the “Solutia-related charge” or the “charge”) was recorded in Monsanto’s first quarter fiscal 2005 results. As of Aug. 31, 2005, $239 million was recorded in the Condensed Statement of Consolidated Financial Position ($55 million in current liabilities and $184 million in other liabilities).

A portion of the $284 million charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter fiscal year 2005. In fiscal year 2005, interest expense of $4 million was recognized for the accretion of the discounted amount. The following table provides a detailed summary of the discounted and undiscounted amounts included in the charge.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions)

Undiscounted Portion:
Amount accrued in first quarter fiscal year 2005	$86
Amount accrued and paid during first quarter fiscal year 2005	21

Aggregate Undiscounted Amount	107

Discounted Portion:
Expected payment (undiscounted) for: 2005	29
2006	26
2007	18
2008	7
2009	5
Undiscounted aggregate expected payments after 2009	137

Aggregate Amount to be Discounted as of Nov. 30, 2004	222
Discount, as of Nov. 30, 2004	(45)

Aggregate Discounted Amount Accrued in First Quarter Fiscal Year 2005	177

Total Charge Recognized in First Quarter Fiscal Year 2005	$284

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

The charge may not reflect all potential liabilities that Monsanto may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements, any recoveries Monsanto might receive through the bankruptcy process, or any recoveries Monsanto might receive through the contribution actions that it is pursuing on Pharmacia’s behalf with regard to the Anniston, Alabama, and Sauget, Illinois, sites. In September 2003, the state and federal courts approved a global settlement of certain PCB litigation: Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama); and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). Monsanto, Solutia and Pharmacia are each responsible for paying the full amount of the settlement. However, they agreed among themselves that Solutia would pay $50 million of the settlement amount over the next 11 years or more. If Solutia is discharged from this obligation in the Chapter 11 proceeding, Monsanto may be required to pay, or to indemnify Pharmacia for, this amount. Receivables of $69 million were recorded as of Aug. 31, 2005 ($27 million was recorded in miscellaneous receivables and $42 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of the $150 million and $400 million settlement amounts paid by Monsanto during August and September 2003. Monsanto expects these receivables to be paid over three years, in quarterly installments which began in March 2005. Also in connection with that settlement, Solutia agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share. Solutia did not execute a final warrant agreement or issue or deliver the warrants and, therefore, Monsanto has not recorded the warrants in its financial statements. Monsanto has made a claim for its unreimbursed settlement contribution in the course of the Chapter 11 proceeding. Solutia’s obligation to issue the warrants may be resolved if the agreement in principle related to Solutia’s reorganization (as described above) becomes effective and binding.

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

The degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge or other of Solutia’s Assumed Liabilities or Solutia-related expenses is uncertain, although as described above, Monsanto announced on June 7, 2005, that it had reached an agreement in principle with Solutia and the Official Committee of Unsecured Creditors for a proposal for Solutia’s reorganization. Solutia has not filed a plan of reorganization, and thus any projection of the

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outcome of Monsanto’s claims remains uncertain, but it is possible that Monsanto could receive equity in any reorganized Solutia in satisfaction or partial satisfaction of Monsanto’s claims. However, discussions between and among the various parties involved in the Solutia bankruptcy are continuing, and any formal reorganization plan must ultimately be affirmed by several constituencies and the Bankruptcy Court.

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s third-party tort litigation, including lawsuits involving polychlorinated biphenyls (PCBs) and other chemical and premises liability litigation. The following discussion provides information regarding the significant third-party tort proceedings reflected in the Solutia-related charge.

Pharmacia is a defendant to a case filed by the Commonwealth of Pennsylvania, which is pending in the Commonwealth Court of Pennsylvania and related to the Transportation and Safety Building (the T & S Building) in Harrisburg, Pennsylvania. In June 1994, a fire broke out in the T & S Building. The Commonwealth claims that PCBs in the building’s fireproofing contaminated the building and necessitated its demolition and temporary relocation of Commonwealth employees. The Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. Solutia defended the litigation pursuant to its obligations under the Distribution Agreement. The jury returned a verdict of $90 million against Pharmacia, which was reduced to $45 million by the trial court. Solutia appealed the verdict to the Supreme Court of Pennsylvania, and oral argument was heard on May 11, 2004. The total amount of the judgment plus post-judgment interest as of Sept. 30, 2005, is approximately $76 million. In 2002, in connection with this case, Monsanto posted a $71 million appeal bond on Solutia’s behalf pursuant to its indemnification obligation to Pharmacia under the Separation Agreement and an agreement with Pharmacia and Solutia. Solutia provided a $20 million bank letter of credit to secure a portion of Monsanto’s obligations in connection with the appeal bond.

Sixty-seven cases pending in state or federal court in Alabama, which involve a total of 4,705 plaintiffs, claim personal injury or property damage allegedly arising from exposure to PCBs discharged from an Anniston, Alabama plant site that was formerly owned by Pharmacia and was transferred to Solutia. One such case, Cole v. Monsanto, was filed in the U.S. District Court for the Northern District of Alabama as a purported class action involving a class of individuals not included within the August 2003 global settlement for the Tolbert and Abernathy cases.

On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property clean up costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto has rejected the tenders by Akzo Nobel and the Flexsys defendant group.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia’s current or former operations. The following discussion provides information regarding the significant environmental matters reflected in the Solutia-related charge.

On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (RPCD), pursuant to which Pharmacia and Solutia are obligated to perform PCB residential cleanup work and a remedial investigation/feasibility study of PCB contamination in Anniston, among other things. Based on Solutia’s failure to perform, on March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Anniston, Alabama, and Sauget, Illinois, sites under the RPCD and other orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remediation in Anniston and Sauget until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2002, the EPA sent Monsanto and Solutia a “notice of potential liability and offer to negotiate for removal action” regarding dioxin in the Kanawha River in Putnam and Kanawha counties, West Virginia, which was premised on Pharmacia’s former operations at its Nitro, West Virginia, manufacturing facility. The EPA, Monsanto and Pharmacia have negotiated a consent order under which Monsanto is preparing an Engineering Evaluation/Cost Analysis Report, which will contain the results of Monsanto’s investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments.

NOTE 24. SEGMENT AND GEOGRAPHIC DATA

Operating segments are organized primarily by similarity of products and aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture businesses and residential lawn-and-garden herbicide products. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2004. Segment data is presented in the table that follows.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Net Sales(1)
Corn seed and traits	$1,494	$1,145	$592	$734
Soybean seed and traits	889	699	270	572
Vegetable and fruit seed	226	—	—	—
All other crops seeds and traits	643	476	322	295

Total Seeds and Genomics	$3,252	$2,320	$1,184	$1,601

Roundup and other glyphosate-based herbicides	$2,049	$2,005	$1,349	$1,888
All other agricultural productivity products	993	1,098	845	1,185

Total Agricultural Productivity	$3,042	$3,103	$2,194	$3,073

Total	$6,294	$5,423	$3,378	$4,674

EBIT(2)
Seeds and Genomics	$374	$196	$17	$(2,088)
Agricultural Productivity	(27)	249	(33)	362

Total	$347	$445	$(16)	$(1,726)

Depreciation and Amortization Expense(3)
Seeds and Genomics(4)	$302	$264	$146	$223
Agricultural Productivity	186	188	156	237

Total	$488	$452	$302	$460

Restructuring(5)
Seeds and Genomics	$7	$129	$(2)	$72
Agricultural Productivity	(1)	98	(6)	52

Total	$6	$227	$(8)	$124

Equity Affiliate Expense
Seeds and Genomics	$(31)	$(36)	$(26)	$(43)
Agricultural Productivity	—	—	—	—

Total	$(31)	$(36)	$(26)	$(43)

Total Assets
Seeds and Genomics	$6,380	$4,121	$4,409	$4,644
Agricultural Productivity	4,199	5,043	5,127	4,305

Total	$10,579	$9,164	$9,536	$8,949

Property, Plant and Equipment Purchases
Seeds and Genomics	$185	$127	$77	$89
Agricultural Productivity	96	83	37	135

Total	$281	$210	$114	$224

Investment in Equity Affiliates
Seeds and Genomics	$47	$42	$40	$37
Agricultural Productivity	—	3	2	1

Total	$47	$45	$42	$38

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income as presented in the Statement of Consolidated Operations under generally accepted accounting principles.

(3)	Includes depreciation and amortization expense recorded in continuing operations and discontinued operations.

(4)	Does not include the $69 million impairment of goodwill in fiscal year 2004.

(5)	Fiscal year 2004 and calendar year 2002 contain restructuring charges related to discontinued businesses. Fiscal year 2004 restructuring charges of $11 million recorded in discontinued operations were related to the European wheat and barley business. Calendar year 2002 restructuring charges of $3 million recorded in discontinued operations related to the environmental technologies businesses.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of EBIT to net income (loss) for each year follows:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

EBIT(1)	$347	$445	$(16)	$(1,726)
Interest Expense — Net	(75)	(57)	(41)	(55)
Income Tax (Provision) Benefit(2)	(17)	(121)	34	88

Net Income (Loss)	$255	$267	$(23)	$(1,693)

(1)	Includes the income (loss) from operations of discontinued businesses and the pre-tax cumulative effect of a change in accounting principle.

(2)	Includes the income tax provision (benefit) from continuing operations, the income tax benefit on discontinued operations, and the income tax benefit on the cumulative effect of a change in accounting principle.

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

	Net Sales to Unaffiliated Customers Excluding Inter-area Sales				Long-Lived Assets
	Year Ended		Eight Months	Year Ended
	Aug. 31,		Ended Aug. 31,	Dec. 31,	As of Aug. 31,
(Dollars in millions)	2005	2004	2003	2002	2005	2004

United States	$3,313	$2,907	$1,986	$2,999	$3,231	$2,637
Latin America	1,239	1,098	559	584	830	648
Europe-Africa	973	778	486	592	681	321
Asia-Pacific	497	373	161	315	417	107
Canada	272	267	186	184	96	45

Total	$6,294	$5,423	$3,378	$4,674	$5,255	$3,758

NOTE 25. OTHER EXPENSE — NET

In fiscal year 2005, Monsanto recorded $309 million in other expense listed separately on the Statement of Consolidated Operations for Solutia’s Assumed Liabilities in connection with the Solutia bankruptcy proceedings. See Note 23 — Commitments and Contingencies — for further discussion of Solutia’s Assumed Liabilities. During the transition period, Monsanto recorded $396 million for the Solutia PCB litigation settlement in other expense listed separately in the Statement of Consolidated Operations. Further description of the Solutia PCB litigation settlement is provided in this note. The significant components of other expense (income) were:

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Equity Affiliate Expense — Net (see Note 26)	$31	$36	$26	$43
Foreign-Currency Transaction Losses — Net	24	29	17	36
Banking and Other Related Fees	12	12	11	10
Minority Interest Expense	18	9	2	4
Hedging Losses	3	5	1	—
Gains Realized Upon Sale of Equity Securities	(10)	(9)	—	(12)
Gain on Sale of Businesses and Assets	(3)	(2)	(1)	(24)
Litigation Matters — Net	15	—	—	17
Other Miscellaneous Expense (Income)(1)	7	14	11	(16)

Other Expense — Net	$97	$94	$67	$58

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Other miscellaneous expense (income) for fiscal years 2005 and 2004, the transition period, and calendar year 2002 comprises numerous items that are immaterial individually.

In first quarter 2005, the company established a $15 million reserve for litigation, which was paid out in second quarter 2005. Charges for litigation matters in calendar year 2002 related primarily to an agreement among Monsanto and certain of its subsidiaries, DuPont, and DuPont’s Pioneer subsidiary, under which the parties agreed to resolve a number of business and patent disputes among themselves. The agreement also included new royalty and business arrangements, including the granting of technology licenses.

PCB Litigation Settlement: As discussed in Note 23, Monsanto participated in a global settlement, which included Solutia and Pharmacia, relating to certain Solutia PCB litigation in Alabama. As a result, Monsanto recorded a pre-tax charge of $396 million ($252 million aftertax, reflecting a tax benefit of $144 million) in August 2003. The net charge of $396 million includes $1 million of related legal expenses. Monsanto paid $150 million of its share of the $550 million cash settlement in August 2003, and the remaining $400 million was paid in September 2003. Receivables of $155 million were recorded as of Aug. 31, 2003, for the insurance proceeds; however, this amount was adjusted in fiscal year 2004 to reflect the discounted effect of the delay in receipt of the reimbursement. Approximately $4 million and $2 million was accreted in fiscal years 2005 and 2004, respectively. As of Aug. 31, 2005, the remaining receivable balance was $69 million ($27 million was recorded in miscellaneous receivables and $42 million was recorded in other assets), and Monsanto had received net insurance proceeds of $86 million.

NOTE 26. EQUITY AFFILIATES

Equity affiliate expense includes investments in a number of affiliates that are accounted for using the equity method. In September 1998, the former Monsanto Company entered into an agreement (as amended from time to time, the Renessen Agreement) to form the Renessen LLC joint venture (Renessen) with Cargill, Incorporated (Cargill). The agreement was assigned to Monsanto in connection with its spinoff from Pharmacia. The joint venture combines Monsanto’s seed assets and technology capabilities with Cargill’s global grain processing, marketing and risk management infrastructure to develop and commercialize enhanced grain products in the processing and animal feed markets, and to increase returns on those products by greater participation in the value chain. Monsanto and Cargill each have a 50 percent interest in Renessen. A governance board on which Monsanto and Cargill each have equal representation manages Renessen. Monsanto and Cargill have committed to make equal contributions to fund the Renessen business plan that is approved by the governance board annually. The Renessen agreement grants Renessen a worldwide, fully paid-up, non-exclusive, non-royalty-bearing right and license to Monsanto’s and Cargill’s respective patents and other intellectual property needed for Renessen to pursue the approved business plan. Monsanto and Cargill receive rights to use intellectual property developed by Renessen in other specified areas. Pursuant to the Renessen Agreement, Monsanto performs the majority of Renessen’s upstream research and development activities. Equity affiliate expense from Renessen was $33 million in fiscal year 2005, $36 million in fiscal year 2004, $26 million in the transition period, and $41 million in calendar year 2002, and represented substantially all of equity affiliate expense. During fiscal years 2005 and 2004, the transition period, and calendar year 2002, Monsanto performed R&D services of $42 million, $45 million, $33 million, and $47 million, respectively, for Renessen, which was recovered at cost. The fair value of performing these services approximates the recovered cost. Summarized financial information related to Renessen is as follows:

	As of Aug. 31,
(Dollars in millions)	2005	2004

Current Assets	$17	$14
Noncurrent Assets	2	3
Current Liabilities	18	10
Noncurrent Liabilities	1	2

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Net Sales	$9	$6	$6	$2
Gross Margin	—	1	—	(1)
Research and Development Expenses	50	54	40	61
Net Loss	(67)	(69)	(53)	(82)

NOTE 27. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising Costs: Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative (SG&A) expenses as they were incurred, or expensed ratably during the year in relation to revenues or certain other performance measures. Advertising costs were $65 million for fiscal year 2005, $65 million for fiscal year 2004, $37 million for the transition period, and $69 million for calendar year 2002.

Agency Fee and Marketing Agreement: In 1998, Pharmacia (f/k/a Monsanto Company) entered into an agency and marketing agreement with the Scotts Miracle-Gro Company (f/k/a the Scotts Company) (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to Monsanto in connection with its separation from Pharmacia. Scotts acts as Monsanto’s principal agent to market and distribute its lawn-and-garden herbicide products. The agreement has an indefinite term except in certain countries in the European Union. The agreement related to those countries terminates on Sept. 30, 2008, and may be extended for up to ten years by the mutual agreement of both parties. Under the agreement, beginning in the fourth quarter 1998, Scotts is obligated to pay Monsanto a $20 million fixed fee each year for the length of the contract to defray costs associated with the lawn-and-garden herbicide business (the annual payment). Monsanto records the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates. Of the total fixed fee that was owed for the first three years of the agreement, Scotts deferred $40 million and is contractually required to repay this amount in full, with interest. Monsanto is accruing interest on the deferred amounts owed by Scotts monthly and including it in interest income. Beginning in program year 2003 (the program year is defined as October 1 to September 30), Scotts began paying these deferred amounts ($5 million per year for both the deferred portion of the fixed fee and interest in monthly installments). In addition, if certain earnings thresholds are achieved, starting with program year 2001, recovery of the deferred amount is accelerated through additional payments. As of Aug. 31, 2005, the accelerated portion of the deferred amount paid by Scotts was $3 million. The total amount owed by Scotts, including accrued interest, was $44 million and $49 million as of Aug. 31, 2005, and Aug. 31, 2004, respectively. In September 2005, Scotts made an additional accelerated payment of approximately $1 million, and in October 2005, Scotts elected to pay Monsanto the entire amount of the deferred payment, including accrued interest, of $43 million.

Monsanto is obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds that vary by program year. The commission due to Scotts is accrued monthly and is included in SG&A expenses. The commission expense included in SG&A expenses was $64 million in fiscal year 2005, $57 million in fiscal year 2004, $43 million in the transition period, and $39 million in calendar year 2002 (the commission expense presented herein is not netted with any payments received from Scotts).

NOTE 28. DISCONTINUED OPERATIONS

Environmental technologies businesses: In second quarter 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. (“Enviro-Chem” or the “environmental technologies businesses”) that met the “held for sale” criteria under SFAS 144. The environmental technologies businesses provided engineering, procurement and construction management services, and sold proprietary equipment and process technologies. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. The company determined that these businesses were no longer consistent with its strategic business goals. In August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor. This divestiture

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

resulted in an after-tax gain of $7 million recorded in income (loss) from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs.

In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. As of the date of the divestiture, the receivable related to this power plant and related fixed assets had not been collected. The title to the receivable was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of Aug. 31, 2005. The company evaluated the carrying amount of the receivable as of Aug. 31, 2005, and recorded a $4 million after-tax charge in discontinued operations to adjust the receivable to fair value based on a third-party valuation. As of Aug. 31, 2005, the miscellaneous receivable of $10 million and a related deferred tax asset of $5 million were recorded as assets of discontinued operations. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2006.

Also, as of Aug. 31, 2005, liabilities of discontinued operations consisted of $6 million for the resolution of a purchase price adjustment that Monsanto expects to pay to the buyer in first quarter 2006 and an accrual of $5 million for the resolution of a warranty obligation that was related to the operations of the environmental technologies businesses prior to its disposal.

European wheat and barley business and plant-made pharmaceuticals program: As discussed earlier in Note 6 — Restructuring, in October 2003, Monsanto announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment. In fiscal year 2004, the sale of assets associated with the European wheat and barley business to RAGT Genetique, S.A. (RAGT) in Rodez, France, was finalized. This divestiture resulted in a net loss of approximately $3 million before taxes, recorded in income (loss) from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs.

The divestiture also generated a tax loss that was recognized as a tax benefit in the United States. In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, $20 million in continuing operations and the remaining $86 million in discontinued operations. The tax benefit of $86 million recorded in discontinued operations was related primarily to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. See Note 6 for discussion of the $20 million tax benefit recorded in continuing operations and Note 12 — Income Taxes — for further discussion of the tax benefit.

As a result of the plans to sell the three businesses discussed above, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for fiscal years 2005 and 2004, for the transition period, and for calendar year 2002, the Statement of Consolidated Operations has been conformed to this presentation. As of Aug. 31, 2004, the remaining assets and liabilities of the European wheat and barley business and plant-made pharmaceuticals program were less than $1 million, and thus there was no impact on the Statement of Consolidated Financial Position. As of Aug. 31, 2005, the Statement of Consolidated Financial Position has been conformed to this presentation. The remaining assets and liabilities of the environmental technologies businesses as of Aug. 31, 2005, follow:

As of Aug. 31,
(Dollars in millions)	2005

Assets of Discontinued Businesses Held for Sale:
Miscellaneous receivables	$10
Deferred tax assets	5

Total Assets of Discontinued Businesses Held for Sale	$15

Liabilities of Discontinued Businesses Held for Sale:
Current liabilities	$11

Total Liabilities of Discontinued Businesses Held for Sale	$11

The following amounts related to the environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Eight Months	Year Ended
	Year Ended Aug. 31,		Ended Aug. 31,	Dec. 31,
(Dollars in millions)	2005	2004	2003	2002

Net Sales	$145	$141	$60	$93
Income (Loss) from Operations of Discontinued Businesses	11	(6)	(17)	(28)
Income Tax Benefit	(87)	(7)	(6)	(11)

Net Income (Loss) on Discontinued Operations	$98	$1	$(11)	$(17)

NOTE 29. RELATED-PARTY TRANSACTIONS

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

Monsanto and Pharmacia entered into an agreement whereby Pharmacia paid Monsanto approximately $40 million for certain expenses incurred by Monsanto relating to the spinoff of Monsanto by Pharmacia effective Aug. 13, 2002. Monsanto has used these funds to pay for the separation of the Monsanto and Pharmacia research and development organizations, legal activities required to separate the ownership of certain intellectual property definitively, and other types of activities that arose directly as a result of the spinoff. As of Aug. 31, 2005, the company has used all the funds for their designated purposes.

NOTE 30. QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the fiscal year quarters in 2005 and 2004.

(Dollars in millions, except per share amounts)
						Diluted Earnings (Loss) per Share (1)
						Income (Loss)
			Income (Loss)	Income (Loss) on		From	Income (Loss) on
	Net	Gross	From Continuing	Discontinued	Net Income	Continuing	Discontinued	Net Income
2005	Sales	Profit	Operations	Operations	(Loss)	Operations	Operations	(Loss)

1st Quarter	$1,072	$491	$(126)	$86	$(40)	$(0.48)	$0.33	$(0.15)
2nd Quarter	1,908	1,015	371	2	373	1.36	0.01	1.37
3rd Quarter	2,040	1,005	41	6	47	0.15	0.02	0.17
4th Quarter	1,274	493	(129)	4	(125)	(0.48)	0.01	(0.47)

Total Fiscal Year	$6,294	$3,004	$157	$98	$255	$0.58	$0.36	$0.94

2004
1st Quarter	$1,019	$456	$(79)	$(18)	$(97)	$(0.30)	$(0.07)	$(0.37)
2nd Quarter	1,497	742	156	(2)	154	0.58	(0.01)	0.57
3rd Quarter	1,674	827	226	26	252	0.83	0.10	0.93
4th Quarter	1,233	502	(37)	(5)	(42)	(0.14)	(0.02)	(0.16)

Total Fiscal Year	$5,423	$2,527	$266	$1	$267	$0.99	$—	$0.99

(1)	Because of the quarterly changes in the effects of dilutive stock options in 2005 and 2004, correlated with the average quarterly stock price, quarterly earnings (loss) per share do not total to the full-year amount. Additionally, because Monsanto reported a loss from continuing operations in the first and fourth quarters of 2005 and 2004, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.

MONSANTO COMPANY	2005 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 31. SUBSEQUENT EVENTS

As discussed in Note 27 — Selling, General and Administrative Expenses, Monsanto has an agency and marketing agreement with Scotts with respect to the lawn-and-garden herbicide business. Under the agreement, Scotts is obligated to pay Monsanto a $20 million fixed fee each year and had deferred $40 million of the total fixed fee that was owed for the first three years of the agreement. The total amount owed by Scotts, including accrued interest, was $44 million as of Aug. 31, 2005. In September 2005, Scotts made an additional accelerated payment of approximately $1 million, and in October 2005, Scotts elected to pay Monsanto the entire amount of the deferred payment, including accrued interest, of $43 million.

In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period.

MONSANTO COMPANY	2005 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Aug. 31, 2005 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control over Financial Reporting, included in Part II — Item 8 of this Form 10-K. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the attestation report of Deloitte & Touche LLP, the company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting, included in Part II — Item 8 of this Form 10-K.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

MONSANTO COMPANY	2005 FORM 10-K

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A on or about Dec. 13, 2005 (Proxy Statement), is incorporated herein by reference:

•	Information appearing under the heading “Information Regarding Board of Directors and Committees — Composition of Board of Directors,” including biographical information regarding nominees for election to, and members of, the Board of Directors;

•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and,

•	Information appearing under the heading “Information Regarding Board of Directors and Committees — Audit and Finance Committee,” regarding the membership and function of the Audit and Finance Committee, and the financial expertise of its members.

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

The following information with respect to the executive officers of the Company on Nov. 1, 2005, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2000*

Brett D. Begemann, 44	Executive Vice President, International Commercial	2003	Vice President, U.S. Branded Products — Pharmacia Corporation, 7/99-10/01; Vice President, Asia-Pacific — Monsanto Company, 11/01-6/03; present position, 6/03

Charles W. Burson, 61	Executive Vice President, Secretary, General Counsel	2001	Assistant to the President and Chief of Staff and Counselor to the Vice President, the White House, Office of the Vice President, 1999-2001; present position, 4/01

Carl M. Casale, 44	Executive Vice President, North America Commercial	2000	Vice President, North America — Monsanto Company, 6/00-6/03; present position, 6/03

Richard B. Clark, 53	Vice President and Controller	2001	Vice President, Financial Shared Services — Pharmacia Corporation, 2000-2001; present position, 2001

Terrell K. Crews, 50	Executive Vice President and Chief Financial Officer	2000	Present position, 8/00

Scarlett Lee Foster, 48	Vice President, Investor Relations	2005	Director, Public Affairs — Monsanto Company, 2000-2001; Director, Investor Relations — Monsanto Company, 1/01-8/05; present position, 8/05

Robert T. Fraley, 52	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

MONSANTO COMPANY	2005 FORM 10-K

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2000*

Hugh Grant, 47	Chairman of the Board, President and Chief Executive Officer	2000	Executive Vice President and Chief Operating Officer — Monsanto Company, 8/00-5/03; President and Chief Executive Officer — Monsanto Company, 5/03; present position, 10/03

Janet M. Holloway, 51	Vice President and Chief of Staff	2000	Chief Information Officer — Monsanto Company, 8/00-6/03; Vice President and Chief Information Officer, Responsible for Human Resources — Monsanto Company, 7/03-4/04; Vice President and Chief Information Officer — Monsanto Company, 4/04-4/05; present position, 4/05

Mark J. Leidy, 49	Executive Vice President, Manufacturing	2001	Director of Manufacturing, Global Seed Supply — Pharmacia Corporation and Monsanto Company, 1998-2000; Vice President, Manufacturing — Monsanto Company, 2/01-6/03; present position, 6/03

Steven C. Mizell, 45	Senior Vice President, Human Resources	2004	Senior Vice President and Chief Human Resources Officer — Zilog Inc., a global semi-conductor manufacturer, 9/98-1/01; Senior Vice President and Chief Corporate Resources Officer — Advance PCS, 8/01-3/04; present position, 4/04

Cheryl P. Morley, 51	Senior Vice President, Corporate Strategy	2000	President, Animal Agricultural Group — Monsanto Company, 8/00-6/03; present position, 6/03

Robert A. Paley, 57	Vice President and Treasurer	2002	Assistant Treasurer — Monsanto Company, 2000-2002; present position, 9/02

Gerald A. Steiner, 45	Executive Vice President, Commercial Acceptance	2001	Senior Vice President, Ag & Pharma Discovery Services — Celera Genomics, 2000-2001; Vice President, Strategy — Monsanto Company, 2001-6/03; present position, 6/03

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

MONSANTO COMPANY	2005 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Information Regarding Board of Directors and Committees — Compensation of Directors — Non-Employee Director Equity Compensation Plan;” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation;” “Approval of Performance Goals Under §162(m) of the Internal Revenue Code (Proxy Item No. 3);” “Executive Compensation;” and “Change of Control Agreements.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing in the Proxy Statement, under the headings “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to Monsanto’s independent auditor, appearing in the Proxy Statement under the heading “Report of the Audit and Finance Committee,” is incorporated herein by reference.

MONSANTO COMPANY	2005 FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	The following financial statements appearing in Item 8: “Statement of Consolidated Operations;” “Statement of Consolidated Financial Position;” “Statement of Consolidated Cash Flows;” “Statement of Consolidated Shareowners’ Equity;” and “Statement of Consolidated Comprehensive Income (Loss).”

(2)	Financial Statement Schedules: Consolidated Financial Statements of Renessen LLC (A Development Stage Company). These schedules will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

(3)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

Following are consolidated financial statements and notes of Renessen LLC (A Development Stage Company) for the periods indicated. We are required to include in our Report on Form 10-K audited financial statements for the eight months ended Aug. 31, 2003, and calendar year 2002, and unaudited financial statements as of and for the 12 months ended Aug. 31, 2005, and Aug. 31, 2004.

RENESSEN LLC
(A Development Stage Company)

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2005:

Unaudited Consolidated Balance Sheets	R2

Unaudited Consolidated Statements of Operations and Accumulated Deficit	R3

Unaudited Consolidated Statements of Members’ Interest	R4

Unaudited Consolidated Statements of Cash Flows	R5

Notes to Unaudited Consolidated Financial Statements	R6 — R13

R1

RENESSEN LLC (A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005 AND 2004

	2005	2004

ASSETS
CURRENT ASSETS:
Cash	$2,510,375	$2,220,103
Accounts receivable	2,730,932	1,946,719
Advances to farmers	3,548,343	5,970,384
Inventories	5,739,710	1,753,790
Prepaid expenses	1,301,479	1,012,836
Other current assets	1,102,386	467,600

Total current assets	16,933,225	13,371,432

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,375,455	2,697,968
Accumulated depreciation	(1,653,207)	(1,178,522)

Property, plant and equipment — net	1,722,248	1,519,446

OTHER NONCURRENT ASSETS	702,737	1,830,306

TOTAL	$19,358,210	$16,721,184

LIABILITIES & MEMBERS’ INTEREST
CURRENT LIABILITIES:
Accounts payable	$4,045,232	993,314
Accrued expenses	9,045,373	4,209,170
Due to member — Monsanto Company	4,193,444	4,494,075
Due to member — Cargill, Incorporated	582,184	335,713

Total current liabilties	17,866,233	10,032,272

ACCRUED RETIREMENT COSTS	702,737	1,830,306

COMMITMENTS AND CONTINGENCIES	—	—

MEMBERS’ INTEREST
Contributions — Monsanto Company	222,635,332	190,938,323
Contributions — Cargill, Incorporated	222,635,333	190,938,324
Accumulated deficit during the development stage	(444,481,425)	(377,018,041)

Members’ interest	789,240	4,858,606

TOTAL	$19,358,210	$16,721,184

See notes to unaudited consolidated financial statements.

R2

RENESSEN LLC (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
YEARS ENDED AUGUST 31, 2005 AND 2004, AND CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2005

			Period from
			January 7, 1999
			through
	2005	2004	August 31, 2005

REVENUES	$8,637,465	$6,362,407	$24,356,466

COST OF GOODS SOLD	8,360,242	5,587,241	24,949,236

GROSS MARGIN	277,223	775,166	(592,770)

COSTS AND EXPENSES:
Research and development	50,260,041	53,599,118	335,906,989
Selling and marketing	2,707,605	5,393,577	32,357,979
General and administrative	14,822,214	10,218,347	74,410,903

Total costs and expenses	67,789,860	69,211,042	442,675,871

OPERATING LOSS	(67,512,637)	(68,435,876)	(443,268,641)

OTHER INCOME (EXPENSES):
Other expenses — net	(4,507)	(93,163)	(592,703)
Interest expense	(4,245)	(315,695)	(615,135)
Interest income	109,560	8,592	261,031

Total other income (expenses)	100,808	(400,266)	(946,807)

LOSS BEFORE PROVISION FOR INCOME TAXES,
EQUITY IN LOSS & MINORITY INTEREST	(67,411,829)	(68,836,142)	(444,215,448)

PROVISION FOR INCOME TAXES	51,555	142,545	194,100

EQUITY IN LOSS OF CHINA JOINT VENTURE	—	—	191,702

LOSS BEFORE MINORITY INTEREST	(67,463,384)	(68,978,687)	(444,601,250)

MINORITY INTEREST	—	18,906	119,825

NET LOSS	$(67,463,384)	$(68,959,781)	$(444,481,425)

See notes to unaudited consolidated financial statements.

R3

RENESSEN LLC (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF MEMBERS’ INTEREST
YEARS ENDED AUGUST 31, 2005 AND 2004, AND CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2005

	Members'		Total
	Interest (Deficiency)		Members'
	Monsanto	Cargill	Interest
	Company	Incorporated	(Deficiency)

INITIAL CASH CONTRIBUTION—January 7, 1999	$500,000	$500,000	$1,000,000

CUMULATIVE CASH CONTRIBUTIONS	149,183,817	149,183,818	298,367,635

CUMULATIVE NET LOSS	(154,029,130)	(154,029,130)	(308,058,260)

BALANCE—August 31, 2003	(4,345,313)	(4,345,312)	(8,690,625)

CASH CONTRIBUTIONS	41,254,506	41,254,506	82,509,012

NET LOSS	(34,479,890)	(34,479,891)	(68,959,781)

BALANCE—August 31, 2004	2,429,303	2,429,303	4,858,606

CASH CONTRIBUTIONS	31,697,009	31,697,009	63,394,018

NET LOSS	(33,731,692)	(33,731,692)	(67,463,384)

BALANCE—August 31, 2005	$394,620	$394,620	$789,240

See notes to unaudited consolidated financial statements.

R4

RENESSEN LLC (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2005 AND 2004, AND CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2005

			Period from
			January 7, 1999
			through
	2005	2004	August 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,463,384)	$(68,959,781)	$(444,481,425)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	590,215	551,791	3,263,412
Inventory charge	—	455,000	455,000
Loss from disposal of property, plant and equipment	4,507	646,528	979,498
Restructuring charge	—	1,357,000	1,357,000
Equity in loss of China Joint Venture	—	—	191,702
Minority Interest	—	(18,906)	(119,825)
Changes in operating assets and liabilities,	—	—	—
net of assets acquired and liabilities assumed:	—	—	—
Accounts receivable	(784,213)	(672,509)	(2,301,111)
Advances to farmers	2,422,041	(5,970,384)	(3,548,343)
Inventories	(3,985,920)	(1,983,132)	(5,619,367)
Prepaid expenses and other current assets	204,140	(1,537,363)	(3,859,639)
Accounts payable	3,051,918	628,098	4,811,232
Accrued expenses	4,836,203	(2,676,701)	7,679,053
Accrued retirement costs	(1,127,569)	599,022	702,737

Net cash flows used in operating activities	(62,252,062)	(77,581,337)	(440,490,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(854,348)	(1,044,334)	(6,009,341)
Proceeds from disposal of property, plant and equipment	56,824	118,314	179,194
Investment in China Joint Venture	—	—	(200,000)
Cash of China Joint Venture	—	—	404,133

Net cash flows used in investing activities	(797,524)	(926,020)	(5,626,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to (from) member — Monsanto Company	(300,631)	(411,097)	4,193,444
Due to (from) member — Cargill, Incorporated	246,471	(69,774)	582,184
Short-term borrowings		—	209,797
Repayments of short-term borrowings	—	(1,709,625)	(1,709,625)
Long-term debt payments	—	(47,945)	—
Contributions from minority interest	—	—	80,000
Contributions from member — Monsanto Company	31,697,009	41,254,506	222,635,332
Contributions from member — Cargill, Incorporated	31,697,009	41,254,506	222,635,333

Net cash flows provided by financing activities	63,339,858	80,270,571	448,626,465

NET INCREASE IN CASH	290,272	1,763,214	2,510,375

CASH-Beginning of period	2,220,103	456,889	—

CASH-End of period	$2,510,375	$2,220,103	$2,510,375

See notes to unaudited consolidated financial statements.

R5

RENESSEN LLC (A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2005 AND 2004, AND FOR THE CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2005

1.	ORGANIZATION

Business Formation and Structure—Renessen LLC, a Delaware limited liability company (“Renessen” or the “Company”), was formed on January 4, 1999 as a joint venture between Cargill, Incorporated (“Cargill”) and Monsanto Company (“Monsanto”) (collectively, the “Members”). The Company began operations on January 7, 1999, pursuant to the Formation Agreement.

The Company has three wholly owned Delaware limited liability companies, Renessen Holdings LLC (“Renessen Holdings”), Renessen Holdings II LLC (“Renessen Holdings II”) and Renessen Holdings III LLC (“Renessen Holdings III”). Renessen Holdings and Renessen Holdings II were established in 2000, in preparation for the formation of the Company’s Argentine and Brazilian affiliates. Renessen Argentina S.R.L. (“Renessen Argentina”) was formed in 2001, but activated in 2004, and is an Argentine limited liability company owned by Renessen Holdings and Renessen Holdings II. Renessen do Brasil, Ltda. (“Renessen Brazil”) was formed in 2002, but activated in 2004, and is a Brazilian limited liability company owned by Renessen Holdings and Renessen Holdings II. During 2003, the Company established Renessen Holdings III for the purpose of developing the China market outside of Liaoning Province. Renessen Holdings III has not been activated.

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

In accordance with the Formation Agreement, the Members initially each contributed $500,000 in cash and intellectual property at an agreed value of $15,300,000 to the Company. Such intellectual property is not included in the consolidated balance sheets as it was transferred to the Company at each Member’s carrying basis of zero. Also pursuant to the Formation Agreement, the Members are required to make certain additional cash contributions in accordance with the annual budget approved by the Governance Board (the “Board”). In September 2005, the Board approved the annual budget and business plan through August 31, 2006 which sets Member commitments for the next 12-months.

Monsanto and Cargill each have a 50% ownership interest in the Company. Income or losses of the Company are shared equally by the Members and both Members have equal representation and participation on the Board. In the event of termination, liquidation or dissolution, all assets and liabilities of the Company would be distributed to the Members in the ratio of the investment balances as provided by the terms of the Formation Agreement.

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

R6

Risks Involved in Renessen’s Activities

•	Success of genetically enhanced crops in the food supply is dependent on public acceptance and, in some cases, regulatory approval.

•	The Company’s success is dependent on developing profitable products that meet the technical, functional and economic requirements of farmers, animal feeders, feed mills and grain processors.

The Company is actively involved in the monitoring and management of these risks.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company has incurred significant operating losses since its inception mainly due to funding significant research and development efforts. This financial performance was expected when the Company was formed. The Company expects that continued significant operating expenditures will be necessary to successfully implement its business plan and reach profitability. Continued financing or contributions by its Members beyond the Board approved business plan that expires in August 2006 is required for the Company to continue as a going concern, and is expected to occur. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Segment Information—The primary business of Renessen and its consolidated affiliates is to transform the way crops are grown, traded and processed around the world, resulting in an increased value and choice for farmers, livestock and poultry feeders, feed mills, grain processors and consumers. Accordingly, Renessen has concluded it currently has a single reportable segment. During the year ended August 31, 2005, two customers accounted for approximately 28% and 11% of total revenues. During the year ended August 31, 2004, two customers accounted for approximately 24% and 22% of total revenues. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, two customers accounted for approximately 26% and 13% of total revenues. During 2005 and 2004 revenues were primarily derived in Argentina. As of August 31, 2005 and 2004, fixed assets were primarily located in the United States.

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

Inventories—Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories primarily consist of materials which are related to the

R7

purchase and production of grain inventories. According to Statement of Position 85-3, Accounting By Agricultural Producers & Agricultural Cooperatives (“SOP 85-3”), the Company is deemed to be an “Agricultural Producer.” In accordance with SOP 85-3, the Company is marking-to-market its harvested grain inventory at the current spot price as of the balance sheet date, with the resulting gain/loss being recognized currently in earnings. As a result of the liquidation of the China Joint Venture, the Company recorded a write-off of seed production of $455,000 during the year ended August 31, 2004.

Property, Plant and Equipment—Property, plant, and equipment are stated at cost. The Company’s policy is to depreciate or amortize the cost of property, plant and equipment over the estimated useful lives of the assets, as indicated in the following table, by use of the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the assets. Maintenance and repairs are charged to expense as incurred.

Leasehold improvements	10 years
Equipment and furniture and fixtures	5 to 8 years
Computer equipment and systems	3 to 5 years

When facts and circumstances indicate that the carrying value of a long-lived asset may be impaired, an evaluation of recoverability is performed. In such an evaluation, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if a write-down is required. As a result of Renessen’s lease termination at 3000 Lakeside Drive (see Note 8), previously capitalized leasehold improvements with a net book value of approximately $467,000 and fixed assets from Renessen Brazil totaling approximately $50,000 (see Note 6) were expensed during the year ended August 31, 2004.

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

Renessen Argentina also derives revenue from a farming program whereby funds are advanced to farmers for the lease of land or purchase of seed. Prior to the activation of Renessen Argentina, Cargill SACI would enter into a contract with the end customer and, consequently, Renessen accounted for the transaction on a net basis, reflecting a net revenue amount that was due to Renessen from Cargill. In accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), Renessen recorded the net farming margin as revenue. Subsequent to the activation of Renessen Argentina, Renessen Argentina contracts directly with the farmer. Since Renessen Argentina takes legal title to the grain, retains inventory and credit risk, negotiates the contract with the end customer, thereby acting as the principal in the transaction, Renessen records its share of the crop on a gross basis in accordance with EITF 99-19. Upon recognizing revenue when the grain is sold to the ultimate third party customer, the advance to the farmer is then recorded as cost of goods sold.

Research and Development Costs—Research and development costs are charged to expense as incurred.

Member Expense Reimbursement—The Company reimburses costs incurred by the Members on behalf of the Company on a monthly basis.

Income Taxes—The Company is treated as a partnership for United States federal and state income tax purposes. Members are taxed individually on their proportionate share of the Company’s taxable income or loss, which is allocated among the Members in accordance with the Company’s operating agreement. Beginning September 1, 2003, the Company’s foreign operations were subject to foreign income taxes as a result of the activation of Renessen’s foreign subsidiaries, Renessen Argentina and Renessen Brazil. A provision for foreign taxes of $51,555, $142,545 and $194,100 was recorded by Renessen Argentina for the years ended August 31, 2005 and 2004 and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, respectively. As of August 31, 2005 and 2004, respectively, Renessen Brazil had approximately $1,102,000 and $377,000, respectively, of foreign tax credits available to offset future taxable income generated in Renessen Brazil. The tax credits can be carried forward to offset future income indefinitely; subject to certain annual limitations. As the Board approved the cessation indefinitely of commercial operations in Brazil (see Note 6), Renessen recorded a valuation allowance for the entire deferred tax assets as of August 31, 2005 and 2004, respectively, as it is more likely than not that the future tax benefits

R8

will not be realized. In addition, Renessen Argentina has deferred tax assets totaling approximately $123,000 and $43,000 at August 31, 2005 and 2004, respectively, which consist primarily of net operating loss carryforwards and reserves not currently deductible. Based on the cumulative and projected losses for Renessen Argentina, a full valuation allowance for the deferred tax assets has been recorded at August 31, 2005 and 2004.

Cash paid for income taxes was approximately $119,000, $0 and $119,000 for the years ended August 31, 2005 and 2004 and for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, respectively.

Fair Value of Financial Instruments—The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company did not have any borrowings as of August 31, 2005 or 2004.

Use of Derivatives—Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. For fair-value hedge transactions, both the effective and ineffective portions of the changes in fair value of the derivative along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of operations and accumulated deficit on the same line as the hedged item. The Company uses derivatives designed to hedge the changes in fair value of the trait premium, as well as the price volatility of certain commodities. As of August 31, 2005 and 2004, respectively, Renessen had 2 and 3 outstanding futures contracts whose value was not significant. During the year ended August 31, 2005, the Company recorded losses totaling $1,240,927 in cost of goods sold and gains totaling $7,682 in research and development expense. During the year ended August 31, 2004, the Company recorded losses totaling $630,680 in cost of goods sold and $26,320 in research and development expense. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, the Company recorded losses totaling $2,104,942 and $69,104 in cost of goods sold and research and development expense, respectively.

Foreign Currency Translation—For international operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using average exchange rates. Resulting translation adjustments, if significant, are reported in a separate component of Members’ Interest (Deficiency).

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

The Company has amounts payable to its Members that represent services purchased from and payments made on behalf of the Company by the Members. Total expense related to these contracted services for the years ended August 31, 2005 and 2004 was $44,878,245 and $48,143,534, respectively, and $313,403,167 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005.

Accounts payable and accrued expenses as of August 31, 2005 and 2004 were $121,791 and $338,046, respectively, due to related affiliates of the Members.

R9

4.	PROPERTY, PLANT AND EQUIPMENT

	August 31
	2005	2004
Leasehold improvements	$566,716	$6,519
Equipment and furniture and fixtures	1,162,071	1,022,384
Computer equipment and systems	1,641,910	1,584,109
Construction-in-progress	4,758	84,956

	3,375,455	2,697,968
Total Less accumulated depreciation and amortization	(1,653,207)	(1,178,522)

Total	$1,722,248	$1,519,446

5.	INVESTMENT IN SPECIALTY GRAINS COMPANY

As discussed in Note 1, in November 2003, Renessen and its partners agreed to liquidate the China Joint Venture. The liquidation was completed in May 2004. As a result of the liquidation, the China Joint Venture recorded an expense for seed inventory totaling approximately $455,000 in 2004. Previously, Renessen owned a controlling 75% interest in the China Joint Venture. Accordingly, Renessen had consolidated the operations of the China Joint Venture beginning in 2002, upon acquiring a controlling interest, and recorded a 25% minority interest in its consolidated financial statements.

6.	BRAZIL COMMERCIAL ACTIVITY

During June 2004, the Board approved the cessation of commercial operations in Brazil. This decision was primarily due to lack of sufficient seed varieties to effectively generate quality as a result of the various Brazilian “micro-climates.” Renessen will retain a presence in Brazil as it continues to develop and explore appropriate product and business models for this target market. The Company recorded a pre-tax restructuring charge of approximately $1,357,000 during 2004 consisting of obligations to Monsanto for seed production of $1,250,000, impairments of fixed assets of approximately $50,000, and other expenses of approximately $57,000. The restructuring charge was recorded in cost of goods sold and general and administrative expenses. In addition, Renessen recorded a valuation allowance of approximately $377,000, which was recorded in the provision for income taxes on the consolidated statements of operations and accumulated deficit. As of August 31, 2004, the Company recorded a restructuring reserve totaling $1,307,000 in accrued expenses on the consolidated balance sheet. The above payment to Monsanto was made by March 25, 2005.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company had a $1,000,000 line of credit through the Cargill treasury department, which was unused as of August 31, 2005 and 2004, respectively. During 2004, the Renessen line of credit with Deutsche Bank for the China Joint Venture was paid off and terminated as part of the liquidation process of the China Joint Venture.

8.	LEASE COMMITMENTS

In December 2003, the Company executed its lease termination option under its lease agreement for its office space, thereby terminating the lease on August 31, 2004. Concurrently, the Company entered into a new 10-year lease agreement to lease office space under a noncancelable operating lease terminating on August 31, 2014. This lease has been guaranteed by the Members.

R10

Rent expense, including Renessen’s pro rata share of the building’s operating expenses for the years ended August 31, 2005 and 2004, was $220,111 and $596,987, respectively, and $3,038,950 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005. In addition, Renessen recorded a lease termination penalty of $531,547 during the year ended August 31, 2004.

Future minimum lease payments under the new noncancelable operating lease are as follows:

Year Ending
August 31,	Amount
2006	$175,032
2007	181,764
2008	188,496
2009	195,228
2010	201,960
Thereafter	875,160

Total	$1,817,640

9.	EMPLOYEE BENEFITS

All of the Company’s employees were seconded from the Members prior to January 1, 2001. On January 1, 2001, the majority of the seconded employees became employees of Renessen and began participating in Renessen-sponsored employee benefit plans.

401(k) Plan—The Renessen 401(k) Plan (the “Plan”) is a defined contribution plan. Employees voluntarily make contributions to the Plan in amounts based upon a percentage of their total compensation, up to a maximum of 16%, subject to limitations imposed by the Internal Revenue Service. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the Plan. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation. Renessen incurred expense of $156,058, $399,212 and $1,763,482 related to contributions to the Plan for the years ended August 31, 2005 and 2004 and for the cumulative period from January 1, 1999 (date operations commenced) through August 31, 2005, respectively. In January 2004, the Company reduced its workforce by 22 employees (see Note 11). These terminations represented approximately 33% reduction in the number of the Company’s Plan participants. The Company determined that those terminations constituted a partial plan termination as defined under Treasury Regulation 1.411(d)-2 and, therefore, unvested employer contributions of approximately $119,700 became fully vested and distributable to the terminated Plan participants.

Supplemental Executive Retirement Plan—The Company has a Supplemental Executive Retirement Plan (“SERP”) which is a defined contribution plan available to certain key employees who exceed their 401(k) contribution limit. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the SERP. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation contributed to the SERP. During the years ended August 31, 2005 and 2004 and for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, Renessen incurred expense of $249,720, $515,091 and $1,868,864, respectively, related to contributions to the SERP. Additionally, the SERP provides “transition” benefits for certain employees who worked for the Members prior to the formation of Renessen. This transition payment totaled $14,661. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, total contributions to the SERP totaled $1,816,262. These amounts, in addition to participant contributions and investment returns less distributions to participants, totaling $702,737 and $1,830,306 have been included in other noncurrent assets and accrued retirement costs on the consolidated balance sheets at August 31, 2005 and 2004, respectively.

R11

Annual Incentive Plan—The Company has an annual incentive plan in place for its employees. At August 31, 2005 and 2004, respectively, the Company included $1,476,215 and $1,259,905 in accrued expenses in the Consolidated Balance Sheets for amounts to be paid in the following fiscal years. Payments under the plan were based on performance and have been approved by the Governance Board. During the years ended August 31, 2005 and 2004 and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, the Company paid $1,356,278, $2,174,185 and $14,486,996, respectively.

Long-term Incentive Plan—The Renessen Long-term Incentive Plan (the “LTI Plan”) was approved by the Board effective July 1999. The LTI Plan was designed for participants to share in the growth in enterprise value created by Renessen. Participants annually received unit grants with specified vesting and exercise requirements. The units had a minimum term of 10 years from date of grant and at least five years from date of first valuation. The estimated market value of Renessen’s equity (the key driver of the unit value) had been determined in November 2004 by an independent valuation prepared by a third party appraiser, which has been prepared in accordance with USPAP (Uniform Standards of Professional Appraisal Practice). The Board approved the value. As a result of the valuation, the Company reversed its previously accrued amount of $1,666,664 for the year ended August 31, 2004. There were 216,250 units approved for participants, of which 189,323 units had been awarded through August 31, 2004. Of the 189,323 units awarded, 82,223 units were vested as of August 31, 2004 and 47,517 units had been forfeited through employment termination. Effective August 31, 2005, the LTI Plan was terminated with the approval of the Board and the participants holding a majority of the vested units. LTI Plan units were settled at $45 per vested unit and at $25 per unvested unit. For the year ended August 31, 2005, the Company recorded a liability within accrued expenses on the consolidated balance sheet of $5,779,110 to reflect the payout that will be made in fiscal 2006 as a result of the plan termination.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $4,245, $315,695 and $615,135 for the years ended August 31, 2005 and 2004 and for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2005, respectively.

Cash and noncash investing activities related to the consolidation of the China Joint Venture were:

Amount
Cash paid	$1

Liabilities assumed:
Accrued expenses	9,319
Short-term borrowings	1,499,828
Equity	14,526

Total liabilities assumed	1,523,673

Less noncash assets acquired:
Accounts receivable	410,915
Inventories	575,343
Prepaid expenses and other	5,476
Property, plant and equipment—net	127,807

Total noncash assets acquired	1,119,541

Cash acquired	$404,133

R12

11.	REDUCTION IN FORCE

In January 2004, the Board approved a reduction in force from 66 employees to 44 employees. The Company recorded a restructuring charge of $1,800,000 in general and administrative expenses in the consolidated statement of operations. At August 31, 2004, approximately $137,000 of remaining severance obligations were accrued. This amount was paid by March 2005.

In March 2005, the Board approved an additional reduction in force of 5 employees. The Company recorded a restructuring charge of $1,030,000 within the general and administrative line item within the statement of operations. As of August 31, 2005, approximately $247,000 remained to be paid in fiscal 2006.

* * * * * *

R13

RENESSEN LLC
(A Development Stage Company)

Page
INDEPENDENT AUDITORS’ REPORT	R15

CONSOLIDATED FINANCIAL STATEMENTS FOR THE EIGHT MONTHS ENDED AUGUST 31, 2003, THE YEAR ENDED DECEMBER 31, 2002 AND THE CUMULATIVE PERIOD FROM JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003:

Consolidated Statements of Operations and Accumulated Deficit	R16

Consolidated Statements of Members’ Interest (Deficiency)	R17

Consolidated Statements of Cash Flows	R18

Notes to Consolidated Financial Statements	R19 — R25

R14

INDEPENDENT AUDITORS’ REPORT

To the Members of Renessen LLC
Bannockburn, Illinois

We have audited the consolidated balance sheets of Renessen LLC (A Development Stage Company) (the “Company”) as of August 31, 2003 and December 31, 2002 (not presented separately herein), and the related consolidated statements of operations and accumulated deficit, members’ interest (deficiency) and cash flows for the eight months ended August 31, 2003, the year ended December 31, 2002 and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the eight months ended August 31, 2003, the years ended December 31, 2002 and the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
September 25, 2003

R15

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
EIGHT MONTHS ENDED AUGUST 31, 2003, YEAR ENDED
DECEMBER 31, 2002 AND CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

			Period from
	Eight Months		January 7, 1999
	Ended		through
	August 31,		August 31,
	2003	2002	2003
REVENUES	$6,132,233	$2,212,717	$9,356,594
COSTS OF GOODS SOLD	6,112,392	3,307,398	11,001,753

GROSS MARGIN	19,841	(1,094,681)	(1,645,159)

COSTS AND EXPENSES:
Research and development	39,890,740	61,301,567	232,047,830
Selling and marketing	4,731,627	6,810,708	24,256,797
General and administrative	8,240,524	12,027,698	49,370,342

Total costs and expenses	52,862,891	80,139,973	305,674,969

OPERATING LOSS	(52,843,050)	(81,234,654)	(307,320,128)

OTHER INCOME (EXPENSES):
Other income (expenses)	63,406	(558,439)	(495,033)
Interest expense	(113,018)	(182,177)	(295,195)
Interest income	9,630		142,879
Equity in loss of China Joint Venture		(23,317)	(191,702)

Total other income (expenses)	(39,982)	(763,933)	(839,051)

LOSS BEFORE MINORITY INTEREST	(52,883,032)	(81,998,587)	(308,159,179)
MINORITY INTEREST IN LOSS OF CONSOLIDATED CHINA JOINT VENTURE	42,654	58,265	100,919

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(52,840,378)	(81,940,322)	(308,058,260)
PROVISION (BENEFIT) FOR INCOME TAXES

NET LOSS	$(52,840,378)	$(81,940,322)	$(308,058,260)

See notes to consolidated financial statements.

R16

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ INTEREST (DEFICIENCY)
EIGHT MONTHS ENDED AUGUST 31, 2003, YEAR ENDED
DECEMBER 31, 2002 AND THE PERIOD FROM JANUARY 7, 1999
(DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

	Members'		Total
	Interest (Deficiency)		Members'
	Monsanto	Cargill	Interest
	Company	Incorporated	(Deficiency)
INITIAL CASH CONTRIBUTION— January 7, 1999	$500,000	$500,000	$1,000,000
ADDITIONAL CASH CONTRIBUTIONS	11,549,453	11,549,453	23,098,906

TOTAL CONTRIBUTIONS	12,049,453	12,049,453	24,098,906

NET LOSS	(14,404,784)	(14,404,784)	(28,809,568)

BALANCE—December 31, 1999	(2,355,331)	(2,355,331)	(4,710,662)
CASH CONTRIBUTIONS	29,315,090	29,315,090	58,630,180
NET LOSS	(31,315,281)	(31,315,281)	(62,630,562)

BALANCE—December 31, 2000	(4,355,522)	(4,355,522)	(8,711,044)
CASH CONTRIBUTIONS	41,038,513	41,038,513	82,077,026
NET LOSS	(40,918,715)	(40,918,715)	(81,837,430)

BALANCE—December 31, 2001	(4,235,724)	(4,235,724)	(8,471,448)
CASH CONTRIBUTIONS	40,146,872	45,296,872	85,443,744
NET LOSS	(40,970,161)	(40,970,161)	(81,940,322)

BALANCE—December 31, 2002	(5,059,013)	90,987	(4,968,026)
CASH CONTRIBUTIONS	27,133,889	21,983,890	49,117,779
NET LOSS	(26,420,189)	(26,420,189)	(52,840,378)

BALANCE—August 31, 2003	$(4,345,313)	$(4,345,312)	$(8,690,625)

See notes to consolidated financial statements.

R17

RENESSEN LLC
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
EIGHT MONTHS ENDED AUGUST 31, 2003, YEAR ENDED
DECEMBER 31, 2002 AND CUMULATIVE PERIOD FROM
JANUARY 7, 1999 (DATE OPERATIONS COMMENCED) THROUGH AUGUST 31, 2003

			Period from
	Eight Months		January 7, 1999
	Ended		through
	August 31,		August 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,840,378)	$(81,940,322)	$(308,058,260)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	353,127	585,657	2,121,406
(Gain) loss from disposal of property, plant and equipment	(367)	324,588	328,463
Equity in loss of China Joint Venture		23,317	191,702
Minority interest	(35,167)	(58,265)	(93,432)
Change in operating assets and liabilities— net of assets acquired and liablilities assumed:
Accounts receivable	(482,054)	(362,335)	(844,389)
Prepaid expenses and other	119,777	(2,097,476)	(2,533,903)
Inventories	(186,600)	536,285	349,685
Accounts payable	(720,276)	1,067,459	1,131,216
Accrued expenses	831,919	(1,803,324)	5,519,551
Accrued retirement costs	113,057	681,583	1,231,284

Net cash flows from operating activities	(52,846,962)	(83,042,833)	(300,656,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(379,544)	(275,583)	(4,110,659)
Proceeds from disposal of property, plant and equipment	4,056		4,056
Investment in China Joint Venture			(200,000)
Cash acquired upon consolidation of China Joint Venture		404,133	404,133

Net cash flows from investing activities	(375,488)	128,550	(3,902,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to member—Monsanto Company	176,829	1,490,672	4,905,172
Due to member—Cargill Incorporated	(263,441)	226,330	405,487
Short term borrowings	59,797	150,000	209,797
Long term debt proceeds	47,945		47,945
Contributions from minority interest		80,000	80,000
Contributions from member—Monsanto Company	27,133,889	40,146,872	149,683,817
Contributions from member—Cargill Incorporated	21,983,890	45,296,872	149,683,818

Net cash flows from financing activities	49,138,909	87,390,746	305,016,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,083,541)	4,476,463	456,889
CASH AND CASH EQUIVALENTS—Beginning of period	4,540,430	63,967

CASH AND CASH EQUIVALENTS—End of period	$456,889	$4,540,430	$456,889

See notes to consolidated financial statements.

R18

RENESSEN LLC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EIGHT MONTHS ENDED AUGUST 31, 2003, YEAR ENDED
DECEMBER 31, 2002 AND CUMULATIVE PERIOD FROM JANUARY 7, 1999
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

In accordance with the Formation Agreement, the Members initially each contributed $500,000 in cash and intellectual property at an agreed value of $15,300,000 to the Company. Such intellectual property is not included in the consolidated balance sheet as it was transferred to the Company at each Member’s carrying basis of zero. Also pursuant to the Formation Agreement, the Members are required to make certain additional cash contributions in accordance with the annual budget approved by the Governance Board (the “Board”). Minimum funding commitments per Member, as provided in the Joint Venture Agreement, were $41.5 million in 2003 and $45 million in 2002 and $40.5 million in 2001. Member commitments in future years are $75 million for each Member. During October 2003, the Board approved a partial business plan and related funding through January 31, 2004 and the remainder of the fiscal year 2004 business plan is subject to Board approval at the Board’s next meeting scheduled in January 2004.

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

R19

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

Business Segment Information—The Financial Accounting Standards Board (the “FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June of 1997. SFAS No. 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The primary business of Renessen and its consolidated affiliates is to transform the way crops are grown, traded and processed around the world, resulting in an increased value and choice for farmers, livestock and poultry feeders, feed mills, grain processors and consumers. Accordingly, Renessen has concluded it currently has a single reportable segment. For the eight months ended August 31, 2003, two customers accounted for 24% and 22% of total revenues. During 2002, one customer accounted for 20% of total revenues. For the cumulative period from January 7, 1999 through August 31, 2003, two customers accounted for 15% and 14% of total revenues.

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

R20

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

Revenue Recognition—Revenue is recognized when the earning process is complete and pervasive evidence of an arrangement exists in the form of a sales invoice, the trait premium is fixed and determinable, the risks and rewards of ownership have transferred to a third-party customer, which is considered to have occurred upon shipment of the finished product (seed or grain) and collectibility is reasonably assured.

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

Use of Derivatives—The Company uses derivatives designed to hedge the changes in fair value of the trait premium, as well as the price volatility of certain commodities. Given that the asset (seed enhanced with Renessen trait) does not have a readily available market and measures of effectiveness are difficult, management has not applied hedge accounting. Therefore, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the hedges are marked to market with the resulting difference being included in current operations. During 2002, the Company recorded losses totaling $14,193 in research and development expense. During the eight months ended August 31, 2003 and the year ended

R21

December 31, 2002, the Company recorded losses totaling $206,145 and $156,715, respectively, in cost of goods sold. For the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003, the Company recorded losses totaling $233,335 and $76,786, respectively, in cost of goods sold and research and development expense.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a Company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of August 31, 2003, the Company does not have any VIE.

On May 15, 2003, the FASB issued Statement No. 150, Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS 150”). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The Company does not expect the requirements of SFAS 150 to have a material impact on results of operations, financial position, or liquidity.

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

The Company has amounts payable to its Members that represent services purchased from and payments made on behalf of the Company by the Members. Total expense related to these contracted services for the eight months ended August 31, 2003 and the year ended December 31, 2002 was $36,727,570 and $54,699,062,

R22

respectively, and was $220,381,388 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003.

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

5.	COMMITMENTS AND CONTINGENCIES

Lease Obligations — The Company leases office space under a noncancelable operating lease terminating on August 31, 2009. This lease has been guaranteed by the Members. Rent expense, including Renessen’s pro rata share of the building’s operating expenses for the eight months ended August 31, 2003 and the year ended December 31, 2002 was $378,110 and $576,474, respectively, and $2,221,852 for the cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003.

Future minimum lease payments under the noncancelable operating lease are as follows:

Year Ending
August 31	Amount

2004	$431,308
2005	444,261
2006	457,428
2007	471,244
2008	485,492
Thereafter	499,955

Total	$2,789,688

6.	EMPLOYEE BENEFITS

All of the Company’s employees were seconded from the Members prior to January 1, 2001. On January 1, 2001, the majority of the seconded employees became employees of Renessen and began participating in Renessen-sponsored employee benefit plans. The majority of the remaining seconded employees will become Renessen employees before December 31, 2003.

401(k) Plan—The Renessen 401(k) Plan (the “Plan”) is a defined contribution plan. Employees voluntarily make contributions to the Plan in amounts based upon a percentage of their total compensation, up to a maximum of 16%, subject to limitations imposed by the Internal Revenue Service. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the Plan. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation. Renessen incurred expense of $235,069, $516,837, and $1,208,212 related to contributions to the Plan for the eight months ended August 31, 2003,

R23

year ended December 31, 2002, and for the period from January 7, 1999 (date operations commenced) through August 31, 2003, respectively.

Supplemental Executive Retirement Plan—The Company has a Supplemental Executive Retirement Plan (“SERP”) which is a defined contribution plan available to certain key employees who exceed their 401(k) contribution limit. Renessen matches 60% of the first 7% of the participant’s annual compensation contributed to the SERP. Renessen also makes a yearly contribution equal to 3% of each employee’s eligible compensation contributed to the SERP. During the eight months ended August 31, 2003 and the year ended December 31, 2002, Renessen incurred expense of $445,918 and $463,629, respectively, related to contributions to the SERP. Additionally, the SERP provides “transition” benefits for certain employees who worked for the Members prior to the formation of Renessen. These transition payments totaled $253,519 in 2002. For the period from January 7, 1999 (date operations commenced) through August 31, 2003, total contributions to the SERP totaled $916,924.

Annual Incentive Plan—The Company has an annual incentive plan in place for its employees. Payments under the plan were based on performance and have been approved by the Board. During the eight months ended August 31, 2003, the year ended December 31, 2002 and cumulative period from January 7, 1999 (date operations commenced) through August 31, 2003, the Company paid $2,599,956 and $2,596,746 and $10,956,533, respectively.

Long-term Incentive Plan—The Renessen Long-term Incentive Plan (the “Plan”) was approved by the Board effective July 1999. The Plan is designed for participants to share in the growth in enterprise value created by Renessen. Participants annually receive unit grants with specified vesting and exercise requirements. The units have a minimum term of 10 years from date of grant and at least five years from date of first valuation. An independent appraiser will value Renessen’s equity from time to time, and the Board will approve the value. The Company plans to obtain an independent appraisal during 2004. There are 216,250 units approved for participants, of which 135,883 units have been awarded through August 31, 2003. The Plan is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and the Company records the estimated fair value of the Plan’s liability at each reporting period as it will ultimately settle the units for cash. Changes in the fair value of the liability are recorded in general and administrative expense on the statements of operations.

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

7.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $28,075 and $59,935 for the eight months ended August 31, 2003 and for the period from January 7, 1999 (date operations commenced) through August 31, 2003. There was no interest paid prior to 2002.

R24

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

There were no cash and non cash investing activity related to the consolidation of the China Joint Venture during the eight months ended August 31, 2003 and prior to January 1, 2002.

* * * * * *

R25

MONSANTO COMPANY	2005 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (Principal Accounting Officer)

Date: Nov. 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK V. ATLEE III	Director	Nov. 8, 2005

(Frank V. AtLee III)

/s/ JOHN W. BACHMANN	Director	Nov. 8, 2005

(John W. Bachmann)

/s/ HUGH GRANT	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	Nov. 8, 2005

(Hugh Grant)

/s/ GWENDOLYN S. KING	Director	Nov. 8, 2005

(Gwendolyn S. King)

/s/ SHARON R. LONG	Director	Nov. 8, 2005

(Sharon R. Long)

/s/ C. STEVEN MCMILLAN	Director	Nov. 8, 2005

(C. Steven McMillan)

Director

(William U. Parfet)

/s/ GEORGE POSTE	Director	Nov. 8, 2005

(George Poste)

/s/ ROBERT J. STEVENS	Director	Nov. 8, 2005

(Robert J. Stevens)

/s/ TERRELL K. CREWS	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Nov. 8, 2005

(Terrell K. Crews)

/s/ RICHARD B. CLARK	Vice President and Controller (Principal Accounting Officer)	Nov. 8, 2005

(Richard B. Clark)

MONSANTO COMPANY	2005 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	1.	Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).*

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).*

	3.	Agreement and Plan of Merger, dated as of Jan. 22, 2005, by and among the company, Monsanto Sub, Inc. and Seminis, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Jan. 27, 2005, File No. 1-16167).*

	4.	Agreement and Plan of Merger, dated as of Feb. 15, 2005, by and among the company, EG Acquisition Co., Emergent Genetics, Inc. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Feb. 22, 2005, File No. 1-16167).*

	4.1.	Amendment to Agreement and Plan of Merger dated as of April 4, 2005, by and among the company, EG Acquisition Co., Emergent Genetics, Inc. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.4.1 of the Form 10-Q for the period ended Feb. 28, 2005, File No. 1-16167).*

	5.	Stock Purchase Agreement dated as of Feb. 15, 2005, by and among the company, Emergent Genetics India Ltd. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K, filed Feb. 22, 2005, File No. 1-16167).*

	5.1.	Amendment to Stock Purchase Agreement dated as of April 4, 2005, by and among the company, Emergent Genetics India Ltd. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.5.1 of the Form 10-Q for the period ended Feb. 28, 2005, File No. 1-16167).*

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Amended and Restated By-Laws, amended May 4, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).

4	1.	Indenture, dated as of Aug. 1, 2002, between the company and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

	2.	Form of Registration Rights Agreement, dated Aug. 25, 2005, relating to 5 1/2 % Senior Notes due 2025 of the company (incorporated by reference to Exhibit 4.3 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

9	Omitted

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	2.	Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated as of Sept. 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.1.	Amendment to Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 2.1 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	3.	Intellectual Property Transfer Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	4.	Services Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	5.	Corporate Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	6.	Distribution Agreement between Pharmacia and Solutia, as of Sept. 1, 1997 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by Pharmacia Corporation (f/k/a Monsanto Company) on Sept. 16, 1997, File No. 1-2516).

	6.1.	Amendment to Distribution Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company (incorporated by reference to Exhibit 99.1 of Form 8-K, filed July 30, 2002, File No. 1-16167).

MONSANTO COMPANY	2005 FORM 10-K

7.	Protocol Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company, relating to litigation in Alabama (incorporated by reference to Exhibit 99.3 of Form 8-K, filed July 30, 2002, File No. 1-16167).

8.	Protocol Agreement dated Nov. 15, 2002, among Pharmacia, Solutia and the company (the Pennsylvania Agreement) (incorporated by reference to Exhibit 99.1 of Form 8-K, filed Nov. 18, 2002, File No. 1-16167).

8.1.	Amendment to Protocol Agreement, dated March 3, 2003, among Pharmacia, Solutia and the company, amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.1 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

8.2.	Second Amendment to Protocol Agreement, dated Aug. 4, 2003, further amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.2 of Form 10-Q for the period ended June 30, 2003, File No. 1-16167).

9.	Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

10.	Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

12.	Creve Coeur Campus Lease between the company and Pharmacia, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.22 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

13.	Chesterfield Village Campus Lease between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

14.	Five-Year Credit Agreement (incorporated by reference to Exhibit 10.14 of Form 10-Q for the period ended May 31, 2004, File No. 1-16167).

15.	364-Day Credit Agreement, dated as of March 11, 2005 (incorporated by reference to Exhibit 10.15 of Form 8-K, filed March 17, 2005, File No. 1-16167).

16.	Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and effective May 1, 2005 (incorporated by reference to Exhibit 10.15 of the Form 8-K, filed April 25, 2005, File No. 1-16167). †

17.	Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

17.1.	First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

17.2.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

17.3.	Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan.†

17.4.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005. †

17.5.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.4 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

17.6.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Feb. 2004 (incorporated by reference to Exhibit 10.16.5 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

17.7.	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

18.	Monsanto Company 2005 Long-Term Incentive Plan, effective Jan. 20, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Jan. 26, 2005, File No. 1-16167). †

19.	Amended and Restated Deferred Payment Plan, effective Jan. 1, 2004 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

20.	Annual Incentive Program for certain executive officers (incorporated by reference to the description appearing under the sub-heading "Annual Incentive Program" on pages 10 through 11 of Notice of Annual Meeting and Proxy Statement dated March 16, 2001).†

MONSANTO COMPANY	2005 FORM 10-K

	21.	Summary sheet regarding June 2005 cash bonus awards (incorporated by reference to Exhibit 10.19.1 of Form 8-K, filed June 24, 2005, File No. 1-16167). †

	22.	Annual Cash Compensation of Named Executive Officers, dated Oct. 2005.†

	23.	Fiscal Year 2005 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on July 9, 2004 (incorporated by reference to Exhibit 10.19 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167). †

	24.	Fiscal Year 2006 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 1, 2005 (incorporated by reference to Exhibit 10 of Form 8-K, filed Aug. 5, 2005, File No. 1-16167). †

	25.	New Form of Change-of-Control Employment Security Agreement, amended effective Dec. 18, 2002 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2002, File No 1-16167).†

	26.	Monsanto Company Executive Health Management Program, effective July 19, 2004 (incorporated by reference to Exhibit 10.21 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

	27.	Supplemental Retirement Plan Letter Agreement for Charles W. Burson, dated April 7, 2001 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).†

11	Omitted — see Item 8 — Note 21 — Earnings (Loss) per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
13	Omitted
14	Omitted -- Monsanto's Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.
16	Omitted
18	Omitted
21	Subsidiaries of the Registrant.
22	Omitted
23	1.	Consent of Independent Registered Public Accounting Firm (Monsanto Company).
	2.	Independent Auditors' Consent (Renessen LLC).
24	Omitted
31.	1.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
	2.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.