Form 10-Q
period 2005-11-30
MONSANTO CO /NEW/
filed 2006-01-09
CIK 1110783

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Nov. 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 269,376,062 shares of Common Stock, $0.01 par value, outstanding as of Jan. 3, 2006.
--------------------------------------------------------------------------------

MONSANTO COMPANY                                                                                FIRST QUARTER 2006 FORM 10-Q
----------------------------------------------------------------------------------------------------------------------------

TABLE OF CONTENTS

----------------------------------------------------------------------------------------------------------------------------
PART I--FINANCIAL INFORMATION                                                                                          Page
----------------------------------------------------------------------------------------------------------------------------

Item 1.               Financial Statements                                                                                2
                       Statement of Consolidated Operations                                                               3
                       Condensed Statement of Consolidated Financial Position                                             4
                       Statement of Consolidated Cash Flows                                                               5
                       Notes to Consolidated Financial Statements                                                         6
Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations              23
                       Overview                                                                                          23
                       Results of Operations -- First Quarter Fiscal Year 2006                                           26
                       Seeds and Genomics Segment                                                                        28
                       Agricultural Productivity Segment                                                                 29
                       Restructuring                                                                                     31
                       Financial Condition, Liquidity, and Capital Resources                                             32
                       Outlook                                                                                           36
                       Critical Accounting Policies and Estimates                                                        41
                       New Accounting Standards                                                                          41
                       Cautionary Statements Regarding Forward-Looking Statements                                        42
Item 3.               Quantitative and Qualitative Disclosures About Market Risk                                         43
Item 4.               Controls and Procedures                                                                            43

PART II--OTHER INFORMATION
----------------------------------------------------------------------------------------------------------------------------
Item 1.               Legal Proceedings                                                                                  44
Item 1A.              Risk Factors                                                                                       45
Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                                        46
Item 5.               Other Information                                                                                  46
Item 6.               Exhibits                                                                                           47
SIGNATURE                                                                                                                48
EXHIBIT INDEX                                                                                                            49

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Statement of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2005, and Nov. 30, 2004, the Condensed Statement of Consolidated Financial Position as of Nov. 30, 2005, and Aug. 31, 2005, the Statement of Consolidated Cash Flows for the three months ended Nov. 30, 2005, and Nov. 30, 2004, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and the "company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicides.

MONSANTO COMPANY                                                                                 FIRST QUARTER 2006 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------

Statement of Consolidated Operations

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                          Three Months Ended Nov.30,
                                                                                                  ---------------------------
(Dollars in millions, except per share amounts)                                                       2005          2004
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                         $  1,405      $  1,072
  Cost of goods sold                                                                                   771           581
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                           634           491
Operating Expenses:
  Selling, general and administrative expenses                                                         350           266
  Research and development expenses                                                                    168           119
  Acquired in-process research and development (see Note 3)                                             --            12
  Restructuring charges                                                                                 --             1
-----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                               518           398
Income from Operations                                                                                 116            93
  Interest expense                                                                                      32            25
  Interest income                                                                                      (14)           (9)
  Solutia-related expenses (see Note 15)                                                                 6           284
  Other expense (income) -- net                                                                         (2)           23
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Before Income Taxes                                            94          (230)
  Income tax provision (benefit)                                                                        35          (104)
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                                                                59          (126)
-----------------------------------------------------------------------------------------------------------------------------
Discontinued Operations (see Note 17):
  Income (loss) from operations of discontinued businesses                                              --            --
  Income tax benefit                                                                                    --           (86)
-----------------------------------------------------------------------------------------------------------------------------
Income on Discontinued Operations                                                                       --            86
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $     59      $    (40)
--------------------------------------------------------------------------------------------------===========================

Basic Earnings (Loss) per Share:
  Income (loss) from continuing operations                                                        $   0.22      $  (0.48)
  Income on discontinued operations                                                                     --          0.33
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $   0.22      $  (0.15)
-----------------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) per Share:
  Income (loss) from continuing operations                                                        $   0.22      $  (0.48)
  Income on discontinued operations                                                                     --          0.33
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $   0.22      $  (0.15)
-----------------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding:
  Basic                                                                                              268.4          264.6
  Diluted                                                                                            273.6          264.6


Dividends per Share                                                                               $     --      $      --

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                FIRST QUARTER 2006 FORM 10-Q
----------------------------------------------------------------------------------------------------------------------------

Condensed Statement of Consolidated Financial Position

----------------------------------------------------------------------------------------------------------------------------
 Unaudited                                                                                   As of Nov. 30,   As of Aug. 31,
                                                                                             -------------    --------------
(Dollars in millions, except share amounts)                                                      2005             2005
----------------------------------------------------------------------------------------------------------    --------------
Assets
Current Assets:
  Cash and cash equivalents                                                                  $  1,006         $    525
  Short-term investments                                                                          168              150
  Trade receivables -- net of allowances of $289 and $275, respectively                         1,413            1,473
  Miscellaneous receivables                                                                       338              370
  Deferred tax assets                                                                             511              374
  Inventories (see Note 6)                                                                      1,890            1,664
  Assets of discontinued operations (see Note 17)                                                  10               15
  Other current assets                                                                            104               73
----------------------------------------------------------------------------------------------------------    --------------
Total Current Assets                                                                            5,440            4,644
Property, Plant and Equipment -- Net                                                            2,355            2,378
Goodwill (see Note 7)                                                                           1,433            1,248
Other Intangible Assets -- Net (see Note 7)                                                     1,135            1,153
Noncurrent Deferred Tax Assets                                                                    535              680
Other Assets                                                                                      438              476
----------------------------------------------------------------------------------------------------------    --------------
Total Assets                                                                                 $ 11,336         $ 10,579
---------------------------------------------------------------------------------------------=============    ==============
Liabilities and Shareowners' Equity
Current Liabilities:
  Short-term debt                                                                            $    155         $    282
  Accounts payable                                                                                370              369
  Income taxes payable                                                                            171              208
  Accrued compensation and benefits                                                               159              273
  Accrued marketing programs                                                                      530              457
  Deferred revenues                                                                               703               43
  Grower accruals                                                                                 139               18
  Contingent purchase price -- Seminis (see Note 3)                                               125               --
  Liabilities of discontinued operations (see Note 17)                                              4               11
  Miscellaneous short-term accruals                                                               470              498
----------------------------------------------------------------------------------------------------------    --------------
Total Current Liabilities                                                                       2,826            2,159
Long-Term Debt                                                                                  1,445            1,458
Postretirement Liabilities                                                                        697              732
Long-Term Portion of Solutia-Related Reserve (see Note 15)                                        183              184
Other Liabilities                                                                                 431              433
Commitments and Contingencies (see Note 15)
Shareowners' Equity:
  Common stock (authorized: 1,500,000,000 shares, par value $0.01)
     Issued 281,778,117 and 280,851,349 shares, respectively;
     Outstanding 269,077,573 and 268,191,257 shares, respectively                                   3                3
  Treasury stock, 12,700,544 and 12,660,092 shares, respectively, at cost                        (503)            (500)
  Additional contributed capital                                                                8,644            8,588
  Retained deficit                                                                             (1,513)          (1,572)
  Accumulated other comprehensive loss                                                           (860)            (889)
  Reserve for ESOP debt retirement                                                                (17)             (17)
----------------------------------------------------------------------------------------------------------    --------------
Total Shareowners' Equity                                                                       5,754            5,613
----------------------------------------------------------------------------------------------------------    --------------
Total Liabilities and Shareowners' Equity                                                    $ 11,336         $ 10,579
---------------------------------------------------------------------------------------------=============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                FIRST QUARTER 2006 FORM 10-Q
----------------------------------------------------------------------------------------------------------------------------

Statement of Consolidated Cash Flows

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                         Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2005          2004
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income (Loss)                                                                                 $     59      $    (40)
Adjustments to reconcile cash provided (required) by operations:
  Items that did not require (provide) cash:
   Depreciation and amortization expense                                                               133           109
   Bad-debt expense                                                                                     14            10
   Stock-based compensation expense (see Note 11)                                                       13            --
   Tax benefit on employee stock options                                                                --            12
   Excess tax benefits from stock-based compensation (see Note 11)                                     (10)           --
   Deferred income taxes                                                                                38          (249)
   Equity affiliate expense -- net                                                                       7             6
   Solutia-related charge (see Note 15)                                                                 --           284
   Other items that did not require (provide) cash                                                      (7)            7
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
   Trade receivables                                                                                   825           893
   Inventories                                                                                        (221)         (221)
   Accounts payable and accrued liabilities                                                           (127)            6
   PCB litigation settlement proceeds                                                                    5            --
   Solutia-related payments (see Note 15)                                                               (9)          (21)
   Pension contributions                                                                               (61)          (60)
   Other items                                                                                         114            33
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                              773           769
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Investing Activities:
 Purchases of short-term investments                                                                   (18)           --
 Maturities of short-term investments                                                                   --           201
 Acquisition of businesses, net of cash acquired                                                       (53)         (158)
 Technology and other investments                                                                      (10)           (9)
 Capital expenditures                                                                                  (56)          (39)
 Other investments and property disposal proceeds                                                        2             6
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Required) by Investing Activities                                                  (135)            1
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Financing Activities:
 Net change in financing with less than 90-day maturities                                             (122)          (22)
 Short-term debt proceeds                                                                                4            --
 Short-term debt reductions                                                                             (6)           --
 Long-term debt proceeds                                                                                 3             5
 Long-term debt reductions                                                                              (26)        (208)
 Payments on other financing                                                                             (1)          (1)
 Treasury stock purchases                                                                                 --         (35)
 Stock option exercises                                                                                  27           45
 Excess tax benefits from stock-based compensation (see Note 11)                                         10           --
 Dividend payments                                                                                      (46)         (38)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Required by Financing Activities                                                             (157)         (254)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                              481           516
Cash and Cash Equivalents at Beginning of Period                                                       525         1,037
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $  1,006      $  1,553
--------------------------------------------------------------------------------------------------===========================

See Note 14 -- Supplemental Cash Flow Information -- for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

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

In second quarter 2005, the company committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, substantially all of these businesses were sold. In fiscal year 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company's European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three months ended Nov. 30, 2005, and Nov. 30, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Condensed Statement of Consolidated
Financial Position as of Nov. 30, 2005, and Aug. 31, 2005. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Note 17 -- Discontinued Operations -- for further details.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005. Financial information for the first three months of fiscal year 2006 should not be annualized because of the seasonality of the company's business.


NOTE 2.        NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

In September 2005, the Financial Accounting Standards Board (FASB) reached a final consensus on Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in Monsanto's fourth quarter 2006. The company is currently evaluating the impact of EITF 04-13 on the consolidated financial statements.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------


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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) to clarify the term "conditional asset retirement" as used in SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, Monsanto will adopt FIN 47 no later than fourth quarter of fiscal year 2006. The company does not believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on Monsanto's consolidated financial statements in 2005 because the manufacturer's deduction is not available to Monsanto until fiscal year 2006. The company is currently evaluating the effect that the manufacturer's deduction will have in 2006 and subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The range of possible amounts that the company is currently considering eligible for repatriation is between zero and $500 million. See Note 8 -- Income Taxes -- for additional disclosures in accordance with FSP 109-2.


NOTE 3.        BUSINESS COMBINATIONS
--------------------------------------------------------------------------------

2006 Acquisitions: In September 2005, Monsanto's American Seeds, Inc. (ASI) subsidiary acquired five regional U.S. seed companies in separate transactions for an aggregate purchase price of $53 million (net of cash acquired), inclusive of transaction costs of $2 million. Four of the five companies acquired are the shareowners of the CORE Group, an association of family-based seed companies that serve farmers throughout the Corn Belt, which primarily encompasses several states in the north central plains region. Those four companies are Fontanelle Hybrids, Inc., Trelay Seed Company, Stone Seed Company, and Stewart Seeds, Inc. (collectively, "the CORE Group"). In the fifth transaction, ASI acquired
Specialty Hybrids, Inc., a company serving the Eastern Corn Belt. These acquisitions are expected to further bolster ASI's ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. The transactions were completed on Sept. 1, 2005, from which time the results of these acquisitions were included in the company's consolidated financial statements. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations is not considered to be significant.

For all fiscal year 2006 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The preliminary purchase price allocations for all fiscal year 2006 acquisitions as of Nov. 30, 2005, are subject to adjustment upon the completion of valuations and are summarized in the aggregate in the following table. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Aggregate
(Dollars in millions)                                                                                        Acquisitions
----------------------------------------------------------------------------------------------------------------------------
Tangible Assets                                                                                             $        2
Goodwill                                                                                                            44
Other Intangible Assets                                                                                             19
----------------------------------------------------------------------------------------------------------------------------
Total Assets Acquired                                                                                               65
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities Assumed                                                                                           12
----------------------------------------------------------------------------------------------------------------------------
Net Assets Acquired                                                                                         $       53
------------------------------------------------------------------------------------------------------------================

The primary items that generated the goodwill were the premiums paid by the company for the right to control the businesses acquired, including the direct-to-farmer and farmer-dealer distribution models, and the value of the acquired assembled workforces. None of the goodwill is deductible for tax purposes.

The acquired identifiable intangible assets of $19 million have a weighted-average useful life of approximately seven years. Intangible assets are comprised of acquired customer relationships of $13 million to be amortized on a straight-line basis over seven years, trademarks and trade names of $5 million to be amortized on a straight-line basis over lives ranging from seven to 10 years, and covenants not-to-compete of $1 million to be amortized on a straight-line basis over five years.

2005 Acquisitions: In first quarter fiscal year 2005, Monsanto acquired the canola seed businesses of Advanta Seeds (Advanta) from Advanta B.V., including the ADVANTA SEEDS brand in Canada and the INTERSTATE seed brand in the United States, for $52 million in cash (net of cash acquired), inclusive of transaction costs of $2 million. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in the company's consolidated financial statements.

In November 2004, ASI acquired Channel Bio Corp. for $104 million in cash (net of cash acquired) and $15 million in liabilities paid in second quarter 2005. In third quarter 2005, ASI, through its Channel Bio subsidiary, acquired NC+
Hybrids, Inc. for $40 million in cash (net of cash acquired). In addition to these purchase price amounts, ASI paid transaction costs of $4 million for these acquisitions. Channel Bio and NC+ Hybrids are U.S. seed companies that sell, market and distribute primarily corn and soybean seeds. The Channel Bio transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in the company's consolidated financial statements. The NC+ Hybrids transaction was completed on March 1, 2005, from which time the operating results of this acquisition were included in the company's consolidated financial statements.

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

In order to enhance connections among Monsanto and Seminis employees, including the sharing of technology advancements, Monsanto is finalizing plans to integrate certain support services of Seminis with its other businesses. In conjunction with this integration, in September 2005, Monsanto and the chief executive officer of Seminis agreed that he would assist in the integration and resign by Dec. 31, 2005. As a result, Monsanto determined that the timing of the contingent payment discussed above has been accelerated and will be payable in second quarter 2006. A $125 million liability has been recorded as of Nov. 30, 2005, resulting in additional purchase price and goodwill.

In third quarter fiscal year 2005, Monsanto acquired Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, "Emergent") for $305 million (net of cash acquired), inclusive of transaction costs of $8 million. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition were included in the company's consolidated financial statements.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005. Debt of $16 million was also assumed in the transaction.

For all fiscal year 2005 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for Seminis, Emergent and NC+ Hybrids as of Nov. 30, 2005, are preliminary and are subject to adjustment upon finalization of integration or restructuring plans, as discussed below. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. In first quarter 2006, management finalized plans to integrate or restructure certain activities of Seminis and the Emergent India business. As a result, asset fair values were reduced by $2 million, and additional liabilities of $14 million were recorded, resulting in additional goodwill of $16 million. The plans for Seminis and the Emergent India business include employee terminations and relocations, exiting certain product lines and facility closures. As of Nov. 30, 2005, estimated integration costs of $21 million have been recognized as current liabilities in the purchase price allocations, and $3 million has been charged against these liabilities, primarily related to payments for employee terminations and relocations.

Charges of $12 million were recorded in first quarter 2005 for the write-off of acquired in-process R&D (IPR&D) related to the Advanta and Channel Bio acquisitions. Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were expensed immediately, in accordance with generally accepted accounting principles.

NOTE 4.        RESTRUCTURING

-----------------------------------------------------------------------------------------------------------------------------

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2005          2004
-----------------------------------------------------------------------------------------------------------------------------
Restructuring Charges(1)                                                                          $      --      $     (1)
-----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Income Taxes                                                      --            (1)
Income Tax Benefit                                                                                       --            20
-----------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                        --            19
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                        $      --      $     19
--------------------------------------------------------------------------------------------------===========================

(1) The $1 million of restructuring charges for the three months ended Nov. 30, 2004, was recorded in the Agricultural Productivity segment.

Fiscal Year 2004 Restructuring Plan

On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that sector matures globally. Total restructuring actions approved under the fiscal year 2004 restructuring plan were estimated to be $289 million pretax. These plans included: (1) reducing costs associated with the company's ROUNDUP herbicide business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included a $69 million impairment of goodwill in the global wheat business. In fiscal year 2005, the company incurred charges of $6 million pretax to complete the restructuring actions under this plan.

In first quarter of fiscal year 2005, Monsanto recorded restructuring charges of $1 million pretax related to workforce reductions. The company also recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 8 -- Income Taxes -- and Note 17 -- Discontinued Operations -- for further discussion of the $86 million tax benefit recorded in discontinued operations.

The following table displays a roll forward of the remaining liability established for restructuring expense from Aug. 31, 2005, to Nov. 30, 2005:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                            Work Force
(Dollars in millions)                                                                                       Reductions
----------------------------------------------------------------------------------------------------------------------------
Continuing Operations:
   Beginning liability as of Aug. 31, 2005                                                                    $  4
   Restructuring liability                                                                                      --
   Cash payments                                                                                                (1)
----------------------------------------------------------------------------------------------------------------------------
Ending liability as of Nov. 30, 2005                                                                          $  3
--------------------------------------------------------------------------------------------------------------==============

NOTE 5.        CUSTOMER FINANCING PROGRAMS
--------------------------------------------------------------------------------

In April 2002, Monsanto established a revolving financing program to provide financing of up to $500 million for selected customers in the United States through a third-party specialty lender. The funding availability may be less than $500 million if certain program requirements are not met. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto's credit and other underwriting guidelines approved by the lender. Monsanto services the loans and provides a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

Monsanto has no ownership interest in the lender, in the QSPE, or in the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE.

Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the three months ended Nov. 30, 2005, and Nov. 30, 2004.

Proceeds from customer loans sold through the financing program totaled $18 million for first quarter 2006 and $60 million for first quarter 2005. These proceeds are included in net cash provided by operations in the Statement of Consolidated Cash Flows. The loan balance outstanding as of Nov. 30, 2005, and Aug. 31, 2005, was $119 million and $171 million, respectively. The first-loss guarantee will be in place throughout the financing program. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Nov. 30, 2005, and Aug. 31, 2005, less than $1 million of loans sold through this financing program were delinquent. As of Nov. 30, 2005, and Aug. 31, 2005, Monsanto recorded its guarantee liability at less than $1 million, primarily based on the company's historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If
Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in
December 2003. The SPE is included in Monsanto's consolidated financial statements. Because QSPEs are excluded from the scope of FIN 46R and Monsanto does not have the unilateral right to liquidate the QSPE, this interpretation does not have an effect on Monsanto's accounting for the U.S. customer financing program.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operations in the Statement of Consolidated Cash Flows. Proceeds from customer loans sold through the financing program totaled $18 million for first quarter 2006. There were no loans sold through the program in first quarter 2005. The loan balance outstanding as of Nov. 30, 2005, and Aug. 31, 2005, was $37 million and $22 million, respectively. Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on the company's historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $1 million as of Nov. 30, 2005, and less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

NOTE 6.        INVENTORIES
--------------------------------------------------------------------------------

Components of inventories were:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              As of Nov. 30,   As of Aug. 31,
                                                                                              -------------    --------------
(Dollars in millions)                                                                             2005             2005
-----------------------------------------------------------------------------------------------------------    -------------
Finished Goods                                                                                $  1,129         $    934
Goods In Process                                                                                   597              589
Raw Materials and Supplies                                                                         196              167
-----------------------------------------------------------------------------------------------------------    -------------
Inventories at FIFO Cost                                                                         1,922            1,690
Excess of FIFO over LIFO Cost                                                                      (32)             (26)
-----------------------------------------------------------------------------------------------------------    -------------
Total                                                                                         $  1,890         $  1,664
----------------------------------------------------------------------------------------------=============    =============

In November 2004, the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 was effective for Monsanto for inventory costs incurred after Sept. 1, 2005. The adoption of SFAS 151 did not have a material impact on the company's consolidated financial statements.


NOTE 7.        GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2006, by segment, are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                    Seeds and    Agricultural
(Dollars in millions)                                                                Genomics    Productivity     Total
----------------------------------------------------------------------------------------------------------------------------
Balance as of Aug. 31, 2005                                                        $  1,183      $     65      $  1,248
Acquisition Activity (see Note 3)                                                       185            --           185
Effect of Foreign Currency Translation Adjustments                                       --            --            --
----------------------------------------------------------------------------------------------------------------------------
Balance as of Nov. 30, 2005                                                        $  1,368      $     65      $  1,433
-----------------------------------------------------------------------------------=========================================

Information regarding the company's other intangible assets is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                        As of Nov. 30, 2005                               As of Aug. 31, 2005
                           ----------------------------------------------    -----------------------------------------------
                             Carrying      Accumulated                          Carrying       Accumulated
(Dollars in millions)         Amount       Amortization        Net               Amount        Amortization        Net
-------------------------------------------------------------------------    -----------------------------------------------
Acquired Germplasm         $   927      $     (498)       $    429           $    926       $     (483)       $    443
Acquired Biotechnology
  Intellectual Property        652            (306)            346                648             (285)            363
Trademarks and Trade Names     198             (37)            161                193              (34)            159
Customer Relationships         189              (9)            180                176               (6)            170
Other                           33             (14)             19                 32              (14)             18
-------------------------------------------------------------------------    -----------------------------------------------
Total                      $ 1,999      $     (864)       $  1,135           $  1,975       $     (822)       $  1,153
---------------------------==============================================    ===============================================

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
The increases in other intangible assets during the first quarter of 2006 primarily resulted from the acquisitions described in Note 3 -- Business Combinations.

Total amortization expense of other intangible assets was $42 million in first quarter of fiscal year 2006 and $28 million in first quarter of fiscal year 2005. Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005.


NOTE 8.        INCOME TAXES
--------------------------------------------------------------------------------

The American Jobs Creation Act of 2004 (AJCA) was enacted on Oct. 22, 2004, and created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Monsanto may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. As of Nov. 30, 2005, Monsanto has not recorded deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because Monsanto intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the company is still evaluating the effects of this one-time incentive. The range of possible amounts that the company is currently considering eligible for repatriation is between zero and $500 million. Accordingly, the company expects, based on the information presently available, that it may record a tax liability based on the 5.25% statutory rate in the AJCA. However, the actual cost to the company is dependent on a number of factors that are currently being analyzed. Therefore, as of Nov. 30, 2005, the related potential range of income tax effects of such repatriation cannot be reasonably estimated.

The sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the AJCA. As a result, Monsanto recorded a deferred tax benefit of $106 million in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations related to the impairment of goodwill in the global wheat business recorded in first quarter 2004. The remaining $86 million recorded in discontinued operations was primarily related to the goodwill impairment loss at the date of adoption of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS
142), on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005.


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

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Pension Benefits                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                 2005         2004
----------------------------------------------------------------------------------------------------------------------------
Service Cost for Benefits Earned During the Period                                                $     11      $      9
Interest Cost on Benefit Obligation                                                                     25            23
Assumed Return on Plan Assets                                                                          (31)          (27)
Amortization of Unrecognized Net Loss                                                                   15             9
----------------------------------------------------------------------------------------------------------------------------
Total Net Periodic Benefit Cost                                                                   $     20      $     14
--------------------------------------------------------------------------------------------------==========================

-----------------------------------------------------------------------------------------------------------------------------
Health Care and Other Postretirement Benefits                                                     Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2005          2004
-----------------------------------------------------------------------------------------------------------------------------
Service Cost for Benefits Earned During the Period                                                $      4      $      3
Interest Cost on Benefit Obligation                                                                      4             5
Amortization of Unrecognized Net Loss                                                                    1             1
-----------------------------------------------------------------------------------------------------------------------------
Total Net Periodic Benefit Cost                                                                   $      9      $      9
--------------------------------------------------------------------------------------------------===========================

Monsanto contributed $61 million to its pension plans in first quarter 2006 and $60 million in first quarter 2005. As of Nov. 30, 2005, management expects to make additional contributions of approximately $1 million to the company's pension plans in fiscal year 2006. Pending management's assessment of 2006 results of operations, the company may reassess planned contributions to its pension plans.


NOTE 11.       STOCK-BASED COMPENSATION PLANS
--------------------------------------------------------------------------------

On Sept. 1, 2005, Monsanto adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes Monsanto's previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. Monsanto has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Monsanto adopted SFAS 123R using the modified prospective transition method. Under this method, the company's consolidated financial statements as of and for the three months ended Nov. 30, 2005, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $13 million for first quarter 2006, which consisted of: (1) compensation expense for all unvested share-based awards outstanding as of Sept. 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was immaterial for first quarter 2006. SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS 123R on the Statement of Consolidated Operations and the Statement of Consolidated Cash Flows.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three Months
                                                                                                            Ended Nov. 30,
                                                                                                           -----------------
(Dollars in millions, except per share amounts)                                                                  2005
----------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                                                                         $       (1)
Selling, General and Administrative Expenses(1)                                                                   (10)
Research and Development Expenses                                                                                  (2)
----------------------------------------------------------------------------------------------------------------------------
  Total stock-based compensation expense included in operating expenses                                           (13)
Loss From Continuing Operations Before Income Taxes                                                               (13)
Income Tax Benefit                                                                                                 (5)
----------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                   $       (8)
-----------------------------------------------------------------------------------------------------------=================

Basic and Diluted Loss per Share                                                                           $     (0.03)
-----------------------------------------------------------------------------------------------------------=================

Net Cash Required by Operating Activities                                                                  $      (10)
Net Cash Provided by Financing Activities                                                                  $       10
----------------------------------------------------------------------------------------------------------------------------

(1) Includes $3 million related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R.

Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and provide incentives for them to remain with the company. Monsanto issues stock option awards, restricted stock, and restricted stock units with performance conditions under three fixed stock plans. Under the Monsanto Company Long-Term Incentive Plan, as amended (LTIP), formerly known as the Monsanto 2000 Management Incentive Plan, the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 39.3 million shares of Monsanto common stock. Other employees may be granted options under the Monsanto Company Broad-Based Stock Option Plan (Broad-Based Plan), which permits the granting of a maximum of 2.7 million shares of Monsanto common stock to employees other than officers and other employees subject to special reporting requirements. In January 2005, shareowners approved the Monsanto Company 2005 Long-Term Incentive Plan (2005
LTIP), under which the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 12.0 million shares of Monsanto common stock. As of Nov. 30, 2005, no awards have been granted under the 2005 LTIP.

Under the plans, the grant price of any option is the average of the high price and low price of the company's common stock on the day before the grant date. The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified by the People and Compensation Committee of the board of directors or by the delegate who administers the plans. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock generally vest at the end of a three-year or five-year service period.
Restricted stock units represent the right to receive a number of shares of restricted stock dependent upon vesting requirements. Vesting is subject to Monsanto's attainment of specified performance criteria during the designated performance period and the employees' continued employment during the designated service period. Compensation expense for stock options, restricted stock and restricted stock units is measured at fair value on the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award.

Certain Monsanto employees outside the United States may receive stock appreciation rights as part of Monsanto's stock compensation plans. These rights entitle those employees to receive a cash amount determined by the appreciation in the fair market value of the company's common stock between the date of the award and the date of exercise. The fair value of these awards was $2 million as of Nov. 30, 2005. The fair value is remeasured at the end of each reporting period and compensation expense is recognized over the requisite service period in accordance with SFAS 123R.

Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each nonemployee director is paid in the form of deferred stock -- shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted common stock, deferred common stock, current cash and/or deferred cash. The Director Plan also provides that a nonemployee director will receive a grant of three thousand shares of restricted stock upon commencement of service as a member of Monsanto's board of directors. Awards of deferred stock and restricted stock under the Director Plan are automatically granted under the LTIP as provided for in the Director Plan. There were no share-based liabilities paid under the Director Plan in first quarter 2006 or 2005.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

A summary of the status of Monsanto's stock option plans for the first quarter of fiscal year 2006 follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                          Outstanding
                                                                                                       Weighted-Average
                                                                                   Shares               Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Balance Outstanding as of Aug. 31, 2005                                          14,682,796                 $27.72
  Granted                                                                         2,944,560                 $58.84
  Exercised                                                                        (872,458)                $29.58
  Forfeited                                                                         (49,554)                $44.57
----------------------------------------------------------------------------------------------------------------------------
Balance Outstanding as of Nov. 30, 2005                                          16,705,344                 $32.64
--------------------------------------------------------------------------------============================================

Monsanto stock options outstanding and exercisable as of Nov. 30, 2005, are summarized by exercise price as follows:

----------------------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                                Options Exercisable
                       ----------------------------------------------------------   ----------------------------------------
                                 Weighted-Average                   Aggregate                                     Aggregate
                                    Remaining                       Intrinsic                  Weighted-Average  Intrinsic
                                   Contractual    Weighted-Average    Value(1)                   Exercise         Value(1)
 Range of Exercise                     Life       Exercise Price   (dollars in                    Price         (dollars in
       Prices            Shares      (years)        per Share       millions)        Shares      per Share        millions)
---------------------------------------------------------------------------------   ----------------------------------------
$14.66 - $20.00        6,673,154         6.8          $17.64           $371         4,558,631    $18.30           $251

$20.01 - $40.00        3,558,664         6.7          $31.41           $149         1,841,500    $31.73            $76

$40.01 - $60.00        6,364,416         9.2          $48.41           $158         1,094,181    $41.69            $35

$60.01 - $73.43          109,110         9.6          $70.35            --              --          --              --
---------------------------------------------------------------------------------   ----------------------------------------
                       16,705,344                                      $678         7,494,312    $25.01           $362
                       ==========                                 ===============   ========================================

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Monsanto's closing stock price of $73.27 as of Nov. 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.

The number of options exercisable and the corresponding weighted-average exercise price were 7,143,654 and $22.82 as of Aug. 31, 2005. The total pre-tax intrinsic value of options exercised during the three months ended Nov. 30,
2005, and 2004, was $34 million and $40 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $81 million as of Nov. 30, 2005, and will be recognized as expense over a weighted-average period of 2.3 years.

A summary of the status of Monsanto's restricted stock and restricted stock units compensation plans for the first quarter of fiscal year 2006 follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                    Weighted-Average                       Weighted-Average
                                                     Restricted        Grant Date          Restricted         Grant Date
                                                       Stock           Fair Value          Stock Units        Fair Value
----------------------------------------------------------------------------------------------------------------------------
Nonvested as of Aug. 31, 2005                         193,200            $25.02               136,410           $63.84
  Granted                                              22,500            $58.65                59,420           $58.44
  Vested                                              107,000            $17.12                 --                 --
  Forfeited                                              --                 --                  --                 --
-------------------------------------------------------------------------------------    -----------------------------------
Nonvested as of Nov. 30, 2005                         108,700            $39.75               195,830           $62.20
------------------------------------------------------===============================    ===================================

The total fair value of restricted stock that vested during first quarter 2006 and 2005 was $2 million and less than one million, respectively. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $3 million and $15 million, respectively, as of Nov. 30, 2005, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 3.0 years and 2.0 years, respectively, as of Nov. 30, 2005.

Valuation and Expense Information under SFAS 123R: Upon adoption of SFAS 123R, Monsanto began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. A lattice-binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including volatility, risk-free interest rate and expected dividends. Expected volatilities utilized in the model are based on implied volatilities from traded options on Monsanto's stock and historical volatility of Monsanto's stock price. The expected life represents the weighted-average period the stock options are

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

expected to remain outstanding and is a derived output of the model. The lattice-binomial model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The following assumptions were used to calculate the estimated value of employee stock options:

----------------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended Nov. 30,
                                                                                  ------------------------------------------
                                                                                          2005                 2004
                                                                                  ------------------------------------------
Assumptions                                                                         Lattice-binomial       Black-Scholes
----------------------------------------------------------------------------------------------------------------------------
Expected Dividend Yield                                                                   1.2%                  1.5%
Expected Volatility                                                                    32% - 36%               29.2%
Weighted-Average Volatility                                                              33.2%                  NA
Risk-Free Interest Rates                                                              4.2% - 4.58%              3.1%
Weighted-Average Risk-Free Interest Rate                                                  4.4%                  NA
Expected Option Life (in years)                                                           5.9                   4.0
----------------------------------------------------------------------------------------------------------------------------

NA = Not Applicable

The weighted-average estimated value of employee stock options granted during the first three months of fiscal years 2006 and 2005 was $18.91 and $9.94, respectively.

In accordance with the modified prospective transition method, Monsanto's consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS 123R. Accordingly, no compensation expense related to stock option awards was recognized in the first quarter of fiscal year 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net loss and loss per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption for SFAS 123R. Stock-based compensation included in net income in the first quarter of 2005 included expense for awards of restricted stock, restricted stock units, stock appreciation rights and awards granted under the Director Plan. For purposes of this pro forma disclosure, the estimated fair value of the award is assumed to be expensed over the award's vesting periods using the Black-Scholes model.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three Months
                                                                                                            Ended Nov. 30,
                                                                                                           -----------------
(Dollars in millions, except per share amounts)                                                                  2004
----------------------------------------------------------------------------------------------------------------------------
Net Loss:
  As reported                                                                                              $      (40)
  Add: Stock-based compensation expense included in reported Net Loss, net of tax                                   2
  Less: Total stock-based compensation expense determined under the fair-value-based method for all
  awards, net of tax                                                                                               (8)
----------------------------------------------------------------------------------------------------------------------------
  Pro forma                                                                                                $      (46)
-----------------------------------------------------------------------------------------------------------=================
Basic and Diluted Loss per Share:
  As reported                                                                                              $    (0.15)
  Pro forma                                                                                                $    (0.17)
---------------------------------------------------------------------------------------------------------- -----------------

For stock option awards with accelerated vesting provisions that are granted to retirement-eligible employees and to employees that become eligible for retirement  subsequent  to the grant  date,  Monsanto  previously  followed  the guidance of APB 25 and SFAS 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS 123R requires compensation costs to be recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the SEC clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, Monsanto will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The impact of accelerated vesting on the pro forma disclosure shown above is immaterial. Monsanto will follow the guidance of SFAS 123R for awards granted subsequent to the adoption date.

Monsanto's income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. These benefits totaled $10 million and $12 million for the three months ended Nov. 30, 2005, and 2004, respectively, and were recorded as an increase to additional paid-in capital.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------


NOTE 12.       COMPREHENSIVE INCOME

--------------------------------------------------------------------------------

Comprehensive income includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, gains and losses on the foreign currency hedge of the company's net investment in a foreign subsidiary, net unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and net accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended Nov. 30,
                                                                                               -----------------------------
(Dollars in millions)                                                                             2005             2004
----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                           $     88         $    106
----------------------------------------------------------------------------------------------------------------------------

The components of accumulated other comprehensive loss are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                               As of Nov. 30,   As of Aug. 31,
                                                                                               -------------    -------------
(Dollars in millions)                                                                             2005             2005
------------------------------------------------------------------------------------------------------------    -------------
Accumulated Foreign Currency Translations                                                      $   (548)        $   (593)
Net Unrealized Gains on Investments, Net of Taxes                                                     6                7
Net Accumulated Derivative Loss, Net of Taxes                                                       (17)              (2)
Minimum Pension Liability, Net of Taxes                                                            (301)            (301)
-----------------------------------------------------------------------------------------------------------     ------------
Accumulated Other Comprehensive Loss                                                           $   (860)        $   (889)
-----------------------------------------------------------------------------------------------============     ============

NOTE 13.       EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

Basic earnings (loss) per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For first quarter 2006, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Because Monsanto reported a loss from continuing operations for the three months ended Nov. 30, 2004, SFAS No. 128, Earnings per Share, requires diluted loss per share to be calculated using weighted-average common shares outstanding, excluding dilutive potential common shares. If diluted EPS were computed taking into account the effect of dilutive potential common shares, the number of shares that would be included in the calculation of dilutive EPS is noted in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Dilutive potential common shares noted below exclude stock options of approximately 0.1 million and 1.9 million for the three months ended Nov. 30, 2005, and Nov. 30, 2004, respectively. These potential common shares were excluded because the options' exercise prices were greater than the average market price of the common shares.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
                                                                                                     2005          2004
----------------------------------------------------------------------------------------------------------------------------
Weighted-Average Number of Common Shares                                                             268.4        264.6
Dilutive Potential Common Shares                                                                       5.2          5.0
----------------------------------------------------------------------------------------------------------------------------

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------


NOTE 14.       SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2005          2004
----------------------------------------------------------------------------------------------------------------------------
Interest                                                                                          $     17     $     13
Taxes                                                                                                   26           19
----------------------------------------------------------------------------------------------------------------------------

In first quarter fiscal year 2006, the company recognized noncash transactions related to acquisitions. See Note 3 -- Business Combinations -- for details of liabilities assumed in acquisitions.


NOTE 15.       COMMITMENTS AND CONTINGENCIES

--------------------------------------------------------------------------------

Litigation and Indemnification: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility under the Separation Agreement (defined below). Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. Information with respect to these lawsuits appears in Part I -- Item 3 -- Legal Proceedings in Monsanto's Report on Form 10-K for the fiscal year ended August 31, 2005, and in
Part II -- Item 1 -- Legal Proceedings in this Report on Form 10-Q. While the ultimate liabilities resulting from such lawsuits may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto's consolidated financial position or liquidity, excluding liabilities relating to Solutia.

On Dec. 4, 2000, Monsanto filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG, and its affiliates that four patents, which had been assigned to Bayer CropScience by Plant Genetics Systems, N.V. and which involve claims to truncated Bt technology, were invalid and not infringed by the MON810 corn product contained in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief but later dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue Monsanto, its affiliates or its sublicensees under those patents for any of Monsanto's current commercial products. On Nov. 22, 2005, a jury returned a verdict in Monsanto's favor and determined that MON810 did not infringe the remaining patent at issue and that the patent was invalid. Monsanto intends to seek recovery from Bayer CropScience of its attorneys' fees involved in defending against the claims and an appeal will be taken by Bayer to overturn the trial court's judgment in favor of Monsanto.

Following receipt of a patent relating to bovine growth hormone, on Feb. 17, 2004, the Regents of the University of California (UC) filed suit against Monsanto in the U.S. District Court for the Northern District of California. As part of its order construing the terms of patent, the court has ruled that the claims are extremely broad. UC seeks damages, including a paid-up license, and an injunction for the alleged infringement of the patent by sales of Monsanto's POSILAC bovine somatotropin product. Monsanto has strong defenses to these claims, including non-infringement of the patent, and invalidity on multiple grounds including lack of enablement. On Dec. 16, 2005, the District Court granted in part and denied in part motions of the parties for summary judgment. As a result of numerous contested issues of fact, the case will proceed to jury trial on Feb. 27, 2006.

Solutia Inc.: The following discussion provides new and updated information regarding proceedings related to Solutia. Other information with respect to Solutia matters appears in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005. Pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

Those liabilities are referred to as "Solutia's Assumed Liabilities." Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia's Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia's and Monsanto's interests until that issue is resolved, pursuant to Monsanto's obligation to indemnify Pharmacia and on an interim basis, Monsanto has assumed the management and defense of certain third-party tort litigation and funded some of Solutia's environmental obligations. In the process of managing such litigation and environmental liabilities, and through Monsanto's involvement in the bankruptcy process, Monsanto determined that it was probable that Monsanto would incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, Monsanto determined that it was appropriate to establish a reserve for such expenses based on the best estimates by Monsanto's management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million (the "Solutia-related charge" or the "charge") was recorded in Monsanto's first quarter fiscal 2005 results. As of Nov. 30, 2005, $232 million was recorded in the Condensed Statement of Consolidated Financial Position ($49 million in current liabilities and $183 million in other liabilities).

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

Receivables of $64 million were recorded as of Nov. 30, 2005 ($27 million was recorded in miscellaneous receivables and $37 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of the $150 million and $400 million settlement amounts paid by Monsanto during August and September 2003. Monsanto expects these receivables to be paid over three years, in quarterly installments which began in March 2005.

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

The degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge or other of Solutia's Assumed Liabilities or Solutia-related expenses is uncertain, although, as described in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, Monsanto announced on June 7, 2005, that it had reached an agreement in principle with Solutia and the Official Committee of Unsecured Creditors for a proposal for Solutia's reorganization. Solutia has not filed a plan of reorganization, and thus any projection of the outcome of Monsanto's claims remains uncertain, but it is possible that Monsanto could receive equity in any reorganized Solutia in satisfaction or partial satisfaction of Monsanto's claims. However, discussions between and among the various parties involved in the Solutia bankruptcy are continuing, and any formal reorganization plan must ultimately be affirmed by several constituencies and the Bankruptcy Court.

On Dec. 16, 2005, Solutia filed a complaint against Pharmacia and Monsanto to recover alleged preferential transfers from Monsanto and avoid the transfers of certain liabilities allegedly fraudulently transferred to Solutia by Pharmacia and Monsanto. This complaint was filed by Solutia prior to a two-year statutory deadline from Solutia's Chapter 11 petition date (Dec. 17, 2003) to preserve rights, if any, of Solutia's bankruptcy estate. Concurrent with this filing, Solutia announced that (i) it filed this action to preserve the legal rights of Solutia's bankruptcy estate; (ii) Solutia has made no decision to pursue this action; and (iii) Solutia remains committed to the agreement in principle announced on June 7, 2005. The complaint is redundant in many respects to other pending actions filed against Monsanto and Pharmacia by other constituents in the case (including the Official Committee of Equity Security Holders and the Official Committee of Retirees). Monsanto remains committed to the agreement in

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

principle which would render this complaint moot if the agreement in principle becomes effective and binding.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia's current or former operations. The following discussion updates information regarding the significant environmental matters reflected in the Solutia-related charge. Other information with respect to such matters appears in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005.

On behalf of Pharmacia, Monsanto is a party to performing various remedial activities at the IndustriPlex site in Woburn, Massachusetts. In January 2006, the EPA is expected to publish a Record of Decision identifying additional remedial work it anticipates for the Aberjona River which is downstream of the IndustriPlex Site. It is unclear what Monsanto's responsibilities on Pharmacia's behalf will be for that additional remedial work.

On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (RPCD), pursuant to which Pharmacia and Solutia are obligated to perform PCB residential cleanup work and a remedial investigation/feasibility study of PCB contamination in Anniston, among other things. Based on Solutia's failure to perform, on March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Anniston, Alabama, and Sauget, Illinois, sites under the RPCD and other orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remediation in Anniston and Sauget until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked. By letter dated Dec. 29, 2005, the EPA notified Pharmacia and Solutia of a demand for penalties amounting to $1.4 million as of that date, based on alleged failure to comply with the Anniston RPCD. Monsanto believes that Pharmacia is in full compliance with the RPCD, and will contest these penalties on Pharmacia's behalf.

Guarantees: As disclosed in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil. Due to the seasonal nature of Monsanto's business and increased customer participation in the loan programs, the level of customer loans with these banks and related Monsanto guarantees has increased since Aug. 31, 2005. As a result, the maximum potential amount of future payments under these guarantees was $113 million as of Nov. 30, 2005. Based on a current assessment of credit exposure, Monsanto has recorded a liability of $2 million related to these guarantees. Monsanto's recourse under these guarantees is limited to the customer, and it is not currently estimable.

Except as described above, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2005. Disclosures regarding these guarantees made by Monsanto can be found in Note 23 -- Commitments and Contingencies -- of the notes to the consolidated financial statements contained in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005. Disclosure regarding the guarantees Monsanto provides for certain customer loans in the United States and Brazil can be found in Note 5 -- Customer Financing Programs -- of this Form 10-Q. Information regarding Monsanto's indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia's Assumed Liabilities can be found above.


NOTE 16.       SEGMENT INFORMATION
--------------------------------------------------------------------------------

Operating segments are organized primarily by similarity of products and aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and traits businesses and genetic technology platforms. The Agricultural
Productivity segment consists of the crop protection products, animal agriculture businesses and lawn-and-garden herbicide products. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company's historical practice. Based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2006. Segment data is presented in the table that follows.

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2005          2004
----------------------------------------------------------------------------------------------------------------------------
Net Sales(1)
    Corn seed and traits                                                                          $    267     $    227
    Soybean seed and traits                                                                            173          180
    Vegetable and fruit seed(2)                                                                        125           --
    All other crops seeds and traits                                                                    91           61
----------------------------------------------------------------------------------------------------------------------------
  Total Seeds and Genomics                                                                        $    656     $    468
----------------------------------------------------------------------------------------------------------------------------
    ROUNDUP and other glyphosate-based herbicides                                                 $    549     $    435
    All other agricultural productivity products                                                       200          169
----------------------------------------------------------------------------------------------------------------------------
  Total Agricultural Productivity                                                                 $    749     $    604
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $   1,405    $  1,072
----------------------------------------------------------------------------------------------------------------------------

EBIT(3)
  Seeds and Genomics                                                                              $     19     $     14
  Agricultural Productivity                                                                             93         (228)
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $    112     $   (214)
----------------------------------------------------------------------------------------------------------------------------

Depreciation and Amortization Expense
  Seeds and Genomics                                                                              $     89     $     63
  Agricultural Productivity                                                                             44           46
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $    133     $    109
----------------------------------------------------------------------------------------------------------------------------

(1)  Represents net sales from continuing operations.
(2) Consists of net sales from Seminis, which was acquired by Monsanto in the third quarter of fiscal year 2005. See Note 3 -- Business Combinations -- for further discussion of the Seminis acquisition.
(3) EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statement of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

A reconciliation of EBIT to net income (loss) for each quarter follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2005          2004
----------------------------------------------------------------------------------------------------------------------------
EBIT                                                                                              $    112     $   (214)
Interest Expense -- Net                                                                                 18           16
Income Tax Provision (Benefit)(1)                                                                       35         (190)
----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $     59     $    (40)
--------------------------------------------------------------------------------------------------==========================

(1) Includes the income tax provision (benefit) from continuing operations and the income tax benefit on discontinued operations.

NOTE 17.       DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

Environmental technologies businesses: In second quarter 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. ("Enviro-Chem" or the "environmental technologies businesses") that met the "held for sale" criteria under SFAS 144. The environmental technologies businesses provided engineering, procurement and construction management services, and sold proprietary equipment and process technologies. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. The company determined that these businesses were no longer consistent with its strategic business goals. In August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor.

In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. As of the date of the divestiture, the receivable related to this power plant and related fixed assets had not been collected. The title to the receivable was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of Nov. 30, 2005, and Aug. 31, 2005. The company evaluated the carrying amount of the receivable as of Aug. 31, 2005, and

MONSANTO COMPANY                                   FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
recorded a $4 million after-tax charge in discontinued operations to adjust the receivable to fair value based on a third-party valuation. As of Nov. 30, 2005, and Aug. 31, 2005, the miscellaneous receivable of $10 million was recorded as an asset of discontinued operations. As of Aug. 31, 2005, this receivable had a related deferred tax asset of $5 million recorded as an asset of discontinued operations. As of Nov. 30, 2005, this receivable had a deferred tax liability of $4 million recorded as a liability of discontinued operations due to management's decision to include this receivable as part of the disposition for income tax purposes. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2006.

As of Aug. 31, 2005, liabilities of discontinued operations consisted of $6 million for the resolution of a purchase price adjustment and an accrual of $5 million for the resolution of a warranty obligation that was related to the operations of the environmental technologies businesses prior to its disposal. In first quarter 2006, Monsanto resolved and paid $6 million for the purchase price adjustment and $5 million for the warranty obligation.

European wheat and barley business and plant-made pharmaceuticals program: As discussed earlier in Note 4 -- Restructuring, in October 2003, Monsanto announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment. In fiscal year 2004, the sale of assets associated with the European wheat and barley business to RAGT Genetique, S.A. in Rodez, France, was finalized.

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

As a result of the plans to sell the three businesses discussed above, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for first quarter 2006 and first quarter 2005 the Statement of Consolidated Operations has been conformed to this presentation. As of Nov. 30, 2005, and Aug. 31, 2005, the Statement of Consolidated Financial Position has been conformed to this presentation. The remaining assets and liabilities of the environmental technologies businesses as of Nov. 30, 2005, and Aug. 31, 2005, follow:

----------------------------------------------------------------------------------------------------------------------------
                                                                                              As of Nov. 30,   As of Aug. 31,
                                                                                              -------------    -------------
(Dollars in millions)                                                                             2005             2005
-----------------------------------------------------------------------------------------------------------    -------------
Assets of Discontinued Businesses Held for Sale:
  Miscellaneous receivables                                                                   $     10         $     10
  Deferred tax assets                                                                               --                5
-----------------------------------------------------------------------------------------------------------    -------------
Total Assets of Discontinued Businesses Held for Sale                                         $     10         $     15
----------------------------------------------------------------------------------------------=============    =============

Liabilities of Discontinued Businesses Held for Sale:
  Current liabilities                                                                         $      4         $     11
-----------------------------------------------------------------------------------------------------------    -------------
Total Liabilities of Discontinued Businesses Held for Sale                                    $      4         $     11
----------------------------------------------------------------------------------------------=============    =============

The following amounts related to the environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

----------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended Nov. 30,
                                                                                          ----------------------------------
(Dollars in millions)                                                                           2005             2004
----------------------------------------------------------------------------------------------------------- ----------------
Net Sales                                                                                 $       --         $      41

Income (Loss) from Operations of Discontinued Businesses                                          --                --
Income Tax Benefit                                                                                --               (86)
----------------------------------------------------------------------------------------------------------- ----------------
Net Income on Discontinued Operations                                                     $       --         $      86
------------------------------------------------------------------------------------------================= ================

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

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

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, we sold substantially all of these businesses. In fiscal year 2004, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and we sold the assets associated with our European wheat and barley business. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standard
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three months ended Nov. 30, 2005, and Nov. 30, 2004, the Statement of Consolidated Operations has been conformed to this presentation. Also, under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Condensed Statement of Consolidated Financial Position as of Nov. 30, 2005, and Aug. 31, 2005. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Item 1 -- Note 17 -- Discontinued Operations -- for further details.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005. Financial information for the first three months of fiscal year 2006 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I -- Item 1 -- Financial Statements -- of this Report on Form 10-Q. Unless otherwise indicated, "Monsanto," the "company," "we," "our" and "us" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. Unless otherwise indicated, in MD&A, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicides.

Non-GAAP Financial Measures

MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered "non-GAAP financial measures." Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

presentation of EBIT and free cash flow information is intended to supplement investors' understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies' EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income
(loss), as determined in accordance with U.S. GAAP.

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statement of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See
Note 16 -- Segment  Information  -- for a  reconciliation  of EBIT to net income
(loss) for the three months ended Nov. 30, 2005, and Nov. 30, 2004.

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

Executive Summary

Consolidated Operating Results -- Net sales increased $333 million, or 31 percent, in the three-month comparison as a result of sales from the Seminis vegetable and fruit seed business that we acquired in March 2005, and increased sales of ROUNDUP herbicides in the United States, Argentina and Europe, U.S. corn traits and Australian cotton traits. Net income in first quarter 2006 was $0.22 per share, compared with a net loss of $0.15 per share in first quarter 2005.

The following factors affected the first quarter 2005 results:

     o We recorded an after-tax charge of $181 million ($284 million pretax), or $0.68 per share, associated with certain liabilities in connection with the Solutia bankruptcy.

     o We recorded a deferred tax benefit of $106 million, or $0.40 per share, as a result of the loss incurred on the European wheat and barley business. Of this tax benefit, $20 million was recorded in continuing operation and $86 million was recorded in discontinued operations.

Financial Condition, Liquidity, and Capital Resources -- In first quarter 2006, net cash provided by operations was $773 million, compared with $769 million in the prior-year quarter. Net cash required by investing activities was $135 million in first quarter 2006, compared with net cash provided by investing activities of $1 million in first quarter 2005. Free cash flow was $638 million in first quarter 2006 compared with $770 million in the prior-year quarter. In first quarter 2005, the timing of the maturities of our short-term investments was a source of cash of $201 million compared with no maturities in the current-year quarter. We used cash of $53 million for ASI's acquisition of five regional seed companies in first quarter 2006. In first quarter 2005, we used cash of $158 million for the Advanta acquisition and ASI's acquisition of Channel Bio.

Outlook -- We have evolved to a company led by its strengths in plant breeding, seeds and biotechnology traits as a means of delivering value to our customers. We aim to continually improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers and better feed for  animals.  Our  current  research-and-development  strategy  and
commercial   priorities   are   focused  on   bringing   our  farmer   customers
second-generation traits, on delivering multiple solutions in one seed ("stacking"), and on developing new pipeline products. We aspire to bring new solutions to our customers' unmet needs, for example, crops with improved oil and protein composition or with drought tolerance. Our capabilities in

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. Our biotechnology and trait pipeline is focused on products that provide beneficial genetic traits to enhance plants' growth or to provide nutritional or other benefits to farmers, food and feed processors, or consumers. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products. As a key determinant of our ability to launch new products, we have focused on aspects of the process we can control. We also continue to focus on different sales and distribution opportunities for our products.

In fiscal year 2005, we completed the acquisitions of Advanta, Seminis and Emergent and formed American Seeds, Inc., which acquired Channel Bio and NC+ Hybrids. In first quarter 2006, ASI acquired five regional U.S. seed companies. Seminis is well positioned to capitalize on the fast-growing vegetable and fruit segment of the agriculture industry, and the acquisition expands our ability to grow. We aim to improve and to grow the Seminis business by applying our molecular breeding and marker capabilities to its library of vegetable and fruit germplasm. Further, the addition of Emergent completes a strategic cotton germplasm and traits platform modeled on our branded and licensing strategies for corn and soybeans. Over the next year, we plan to focus on accelerating the potential growth of these new businesses and executing our business plan.

ROUNDUP herbicides remain the market leader. We are focused on optimizing the supply chain and managing the costs associated with our agricultural chemistry business as that sector matures globally. The mix of our glyphosate products sold reflects the increased competitive dynamics of the marketplace.

We are required to indemnify Pharmacia for Solutia's Assumed Liabilities (defined in Note 15), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia's Assumed Liabilities. See Note 15 for further details. Accordingly, in first quarter 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia's bankruptcy. The charge may not reflect all potential liabilities that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process.

See the "Outlook" section of MD&A for a more detailed discussion of certain of the opportunities, challenges and risks we have identified for our business.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS -- FIRST QUARTER FISCAL YEAR 2006

-------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  ---------------------------
                                                                                                   2005     2004    % Change
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                         $ 1,405  $ 1,072       31%
Gross Profit                                                                                          634      491       29%
Operating Expenses:
  Selling, general and administrative expenses                                                        350      266       32%
  Research and development expenses                                                                   168      119       41%
  Acquired in-process research and development (see Note 3)                                            --       12     (100)%
  Restructuring charges                                                                                --        1     (100)%
-----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                              518      398       30%
-----------------------------------------------------------------------------------------------------------------------------
Income from Operations                                                                                116       93       25%
  Interest expense                                                                                     32       25       28%
  Interest income                                                                                     (14)      (9)      56%
  Solutia-related expenses (see Note 15)                                                                6      284      (98)%
  Other expense (income) -- net                                                                        (2)      23     (109)%
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Before Income Taxes                                           94     (230)     141%
  Income tax provision (benefit)                                                                       35     (104)     134%
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                                                               59     (126)     147%
Discontinued Operations:
    Income (loss) from operations of discontinued businesses                                           --       --       --
    Income tax benefit                                                                                 --      (86)     100%
-----------------------------------------------------------------------------------------------------------------------------
Income on Discontinued Operations                                                                      --       86      100%
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $    59  $   (40)     248%
--------------------------------------------------------------------------------------------------===========================
Diluted Earnings (Loss) per Share:
  Income (loss) from continuing operations                                                        $  0.22  $ (0.48)     146%
  Income on discontinued operations                                                                   --      0.33     (100)%
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $  0.22  $ (0.15)     247%
--------------------------------------------------------------------------------------------------===========================

Effective Tax Rate (continuing operations)                                                             37%      45%

Comparison as a Percent of Net Sales:
     Gross profit                                                                                      45%      46%
     Selling, general and administrative expenses                                                      25%      25%
     Research and development expenses (excluding acquired IPR&D)                                      12%      11%
     Total operating expenses                                                                          37%      37%
     Income (loss) from continuing operations before income  taxes                                      7%     (21)%
     Net income (loss)                                                                                  4%      (4)%

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:

Net sales increased 31 percent in first quarter 2006 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 40 percent and our Agricultural Productivity segment net sales improved 24 percent. The following table presents the percentage changes in first quarter 2006 worldwide net sales by segment compared with the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

----------------------------------------------------------------------------------------------------------------------------
                                        First Quarter 2006 Percentage Change in Net Sales vs. First Quarter 2005
                              ----------------------------------------------------------------------------------------------
                                                                                               Impact of
                                 Volume         Price         Currency         Subtotal      Acquisitions(1)    Net Change
                              ----------------------------------------------------------------------------------------------
Seeds and Genomics Segment          2%             8%            3%              13%             27%              40%
Agricultural Productivity
  Segment                          26%           (7)%            5%              24%             --               24%
Total Monsanto Company             16%           (1)%            4%              19%             12%              31%
----------------------------------------------------------------------------------------------------------------------------
(1)  See Note 3 -- Business Combinations -- and "Financial Condition, Liquidity,
     and Capital Resources" in MD&A for details of our acquisitions in fiscal years 2006 and 2005. Acquisitions are segregated in this presentation for one year from the acquisition date.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

For  a  more  detailed  discussion  of  the  factors  affecting  the  net  sales
comparison,   see  the  "Seeds  and  Genomics  Segment"  and  the  "Agricultural
Productivity Segment" sections.

Gross profit increased 29 percent in the three-month comparison. Total company gross profit as a percent of net sales decreased 1 percentage point to 45 percent in first quarter 2006.

     o Gross profit as a percent of sales for the Seeds and Genomics segment decreased 1 percentage point in the quarter-over-quarter comparison to 59 percent. Amortization of inventory step-up was $11 million for the Seminis acquisition, which negatively affected gross profit as a percent of sales. An inventory step-up is a purchase accounting requirement to write-up inventory to its market value at the time the acquisition is completed. Until the acquired inventory is sold, we earn less gross profit on our sales for the acquired businesses.

     o Gross profit as a percent of sales declined 2 percentage points for the Agricultural Productivity segment to 33 percent in first quarter 2006 because of lower average net selling prices of our branded U.S. glyphosate-based herbicides due to a mix shift to our lower-priced branded products and an August 2005 price reduction for certain branded herbicides. Also, as a result of the hurricanes in August and September 2005, we experienced slightly higher cost of goods sold for U.S. ROUNDUP herbicides due to volume variances and higher conversion costs. As a percent of net sales, POSILAC gross profit declined in the three-month comparison because of increased cost of goods sold primarily driven by actions implemented to further reduce bulk powder production to better manage working capital. A favorable mix and a price increase for our U.S. acetanilide-based herbicides coupled with first quarter 2005 portfolio rationalization of other selective herbicides in Argentina somewhat offset these factors.

Operating expenses increased 30 percent, or $120 million, in first quarter 2006 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 32 percent and research and development (R&D) expenses increased 41 percent primarily because of expenses for the businesses we acquired in 2005, largely Seminis and, to a lesser extent, ASI's acquisitions of Channel Bio and NC+ Hybrids, and Emergent. Further, in first quarter 2006, we began to expense stock options in accordance with SFAS 123R; accordingly, we recorded $7 million in SG&A expenses and $2 million in R&D expenses (see Note 11 -- Stock-Based Compensation). As a percent of net sales, SG&A expenses were 25 percent in both three-month periods, and R&D expenses increased 1 percentage point to 12 percent in first quarter 2006. Lastly, in first quarter 2005, we recorded charges of $12 million related to the acquisitions of Channel Bio and Advanta for the write-off of acquired in-process R&D (IPR&D). Management believed the technological feasibility of the acquired IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

Interest expense increased $7 million in the three-month comparison because of higher interest payments related to the 5 1/2% 2035 Senior Notes we issued in July 2005 and interest paid on commercial paper outstanding in first quarter 2006. There was no commercial paper outstanding in first quarter 2005.

Interest income increased $5 million in the quarter-over-quarter comparison because of higher average cash balances in first quarter 2006 and interest earned on short-term investments in the United States.

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

Other income -- net was $2 million in first quarter 2006, compared with other expense -- net of $23 million in first quarter 2005. In first quarter 2006, we recorded foreign-currency transaction gains of $7 million compared with foreign-currency transaction losses of $3 million in first quarter 2005. In first quarter 2005, we established a $15 million reserve for legal proceedings (unrelated to Solutia's Assumed Liabilities) that we believed were probable and reasonably estimable as of Nov. 30, 2004.

Income tax provision was $35 million in first quarter 2006, compared with an income tax benefit of $104 million in the prior-year quarter. The effective tax rate decreased to 37 percent from 45 percent in first quarter 2005. First

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

quarter 2006 includes a charge to establish a reserve for tax exposures in Brazil. The prior-year quarter includes a tax benefit of $20 million in continuing operations as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 8 -- Income Taxes). The first quarter 2005 effective tax rate was also affected by the $284 million Solutia-related charge and the $12 million nondeductible IPR&D write-off. Without these items, our effective tax rate would have been somewhat higher in first quarter 2006 compared to first quarter 2005. This increase was driven by a shift in Monsanto's projected earnings mix to higher tax rate jurisdictions, primarily the United States.

The factors above explain the change in income (loss) from continuing operations. In first quarter 2005, we recorded income on discontinued operations of $86 million. As discussed in Note 8, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.40 per share, in first quarter 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill impairment related to our global wheat business recorded in continuing operations in fiscal year 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during the quarter ended Nov. 30, 2004.

SEEDS AND GENOMICS SEGMENT
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended Nov. 30,
                                                                                           ---------------------------------
                                                                                              2005       2004     % Change
----------------------------------------------------------------------------------------------------------------------------
Net Sales
  Corn seed and traits                                                                     $    267    $    227      18%
  Soybean seed and traits                                                                       173         180      (4)%
Vegetable and fruit seed                                                                        125          --      NM
  All other crops seeds and traits                                                               91          61      49%
----------------------------------------------------------------------------------------------------------------------------
Total Net Sales                                                                            $    656    $    468      40%
-------------------------------------------------------------------------------------------=================================
Gross Profit
  Corn seed and traits                                                                     $    153    $    128      20%
  Soybean seed and traits                                                                       114         115      (1)%
  Vegetable and fruit seed                                                                       63          --      NM
  All other crops seeds and traits                                                               56          39      44%
----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                                         $    386    $    282      37%
-------------------------------------------------------------------------------------------=================================
EBIT(1)                                                                                    $     19    $     14      36%
----------------------------------------------------------------------------------------------------------------------------

NM = Not Meaningful

(1) EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 -- Segment Information and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.

Seeds and Genomics Financial Performance -- First Quarter Fiscal Year 2006

Net sales of corn seed and traits increased 18 percent, or $40 million, in the three-month comparison. Higher sales of U.S. corn traits drove the increase. In first quarter 2006, our U.S. trait mix was favorable because of sales of our triple-stack product, YIELDGARD Plus with ROUNDUP READY Corn 2. In 2005, our YIELDGARD Plus with ROUNDUP READY Corn 2 product was not available for sale until second quarter. Sales of our U.S. corn traits also improved because of increased trait penetration in our branded, licensed and ASI channels, higher sales volume of branded traits due to market share gain and timing of seed shipments, and favorable ROUNDUP Rewards claim adjustments related to 2005. Our corn seed sales increased modestly in the three-month comparison. Higher corn seed sales in Mexico and Brazil were nearly offset by lower corn seed sales in South Africa.

In first quarter 2006, vegetable and fruit seed net sales of $125 million represented nearly 20 percent of total Seed and Genomics net sales. In March 2005, we acquired Seminis Inc., the leading global vegetable and fruit seed company.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

All other crops seed and trait net sales increased 49 percent, or $30 million, in first quarter 2006 primarily because of higher cotton trait sales in Australia. In the three-month comparison, our cotton trait sales mix consisted of a higher percentage of the BOLLGARD II with ROUNDUP READY cotton stacked offering. Planted cotton acres in Australia declined slightly in first quarter 2006 compared with first quarter 2005, but our sales volume increased in the three-month comparison because of increased trait penetration. In 2006, we expect that Australian cotton growers are using a Monsanto trait on approximately 90 percent of cotton acres planted compared with approximately 78 percent in the 2005 season.

EBIT for the Seeds and Genomics segment increased $5 million to $19 million in first quarter 2006. The sales increases discussed throughout this section resulted in $104 million higher gross profit in first quarter 2006. Gross profit as a percent of sales for this segment decreased 1 percentage point in the quarter-over-quarter comparison to 59 percent primarily because of the amortization of the inventory step-up related to the Seminis acquisition of $11 million. In the three-month comparison, increased SG&A and R&D expenses related to the 2005 acquisitions offset the gross profit improvement.

AGRICULTURAL PRODUCTIVITY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended Nov. 30,
                                                                                           ----------------------------------
                                                                                              2005        2004     % Change
-----------------------------------------------------------------------------------------------------------------------------
Net Sales
ROUNDUP and other glyphosate-based herbicides                                              $    549     $    435      26%
All other agricultural productivity products                                                    200          169      18%
-----------------------------------------------------------------------------------------------------------------------------
Total Net Sales                                                                            $    749     $    604      24%
-------------------------------------------------------------------------------------------==================================
Gross Profit
ROUNDUP and other glyphosate-based herbicides                                              $    182     $    151      21%
All other agricultural productivity products                                                     66           58      14%
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                                         $    248     $    209      19%
-------------------------------------------------------------------------------------------==================================
EBIT(1)                                                                                    $     93     $   (228)    141%
-----------------------------------------------------------------------------------------------------------------------------

(1) EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 -- Segment Information and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.

Agricultural Productivity Financial Performance -- First Quarter Fiscal
Year 2006

Net sales of ROUNDUP and other glyphosate-based herbicides increased 26 percent, or $114 million, in the quarter-to-quarter comparison. In the three-month comparison, sales volumes of ROUNDUP herbicides increased significantly in the United States, Argentina and Europe. The net average selling price of ROUNDUP herbicides declined primarily because of a shift in mix to our lower-priced branded herbicides in the United States coupled with U.S. and Brazilian price reductions for certain branded products in the three-month comparison. Also, the Brazilian real exchange rate favorably impacted our first quarter 2006 sales. In fiscal year 2005, the supply of generic glyphosate from China continued to grow somewhat, but because of major energy and raw material shortages, it was generally supplied at higher prices. The tight supply and higher Chinese prices provided greater pricing flexibility outside of the United States to everyone in the industry. Recently, the Chinese price has softened from the peak observed earlier in 2005 to the average prices recorded over the 2003-2004 period.

In 2005, we made logistical changes that aligned inventory levels of ROUNDUP herbicides in the United States closer to market demand. We continue to optimize the supply chain to improve our working capital. As a result of these actions, the sales volume of U.S. ROUNDUP herbicides increased in first quarter 2006, even though branded glyphosate herbicide inventories in the U.S. distribution channel were at similar levels at both Nov. 30, 2005, and Nov. 30, 2004. In the three-month comparison, the average net selling price of our U.S. branded glyphosate herbicides decreased as a result of a shift of sales volumes to our lower-priced branded products, particularly ROUNDUP ORIGINAL MAX, and a price reduction for ROUNDUP WEATHERMAX and RT MASTER that occurred in August 2005.

In the three-month comparison, Argentine sales volume of ROUNDUP herbicides increased because of a change in distribution strategy and a successful October 2005 launch of the ROUNDUP ULTRAMAX brand. In Argentina, we previously sold our crop protection products primarily through distributors. In fiscal year 2004, we changed our Argentine distribution strategy to sell directly to growers. Our sales were lower in first quarter 2005 compared with first quarter 2006 primarily because Argentine distributors still had some remaining quantities of our products on hand for sale in first quarter 2005.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Sales volume of ROUNDUP herbicides increased in Europe, most notably in France, primarily because of a timing shift between first and second quarters of 2006 compared with 2005. In 2006, sales occurred earlier in France because certain customers purchased ROUNDUP herbicides prior to the implementation of an ecology tax on herbicide sales in November 2005.

Sales of ROUNDUP herbicides in Brazil decreased slightly in the quarter-over-quarter comparison. The average net selling price was lower in first quarter 2006 because we decreased the price of ROUNDUP herbicides twice after first quarter 2005 as a result of competitive conditions. The price decreases also resulted from the appreciation of the Brazilian real because the local price is tied to the U.S. dollar. Lower prices were nearly offset by the favorable effect of the Brazilian real exchange rate and a slight increase in volume.

Sales of all other agricultural productivity products increased 18 percent, or $31 million, in the quarter-over-quarter comparison. Sales of animal agriculture products increased primarily because we increased the number of doses allocated among customers for our POSILAC product four times after first quarter 2005. See the "Outlook -- Agricultural Productivity" section of MD&A for the background of the POSILAC product allocation.

EBIT for the Agricultural Productivity segment increased $321 million to income of $93 million in first quarter 2006. In first quarter 2005, the largest driver of the negative EBIT was the $284 million Solutia-related charge. Also contributing to the quarter-over-quarter EBIT improvement was higher gross profit of $39 million resulting from the net sales increases discussed throughout this section. Gross profit as a percent of sales for the Agricultural Productivity segment declined 2 percentage points to 33 percent in first quarter 2006. See the "Results of Operations -- First Quarter Fiscal Year 2006" section of MD&A for the gross profit discussion for this segment.

Our Agreement with Scotts

In 1998, Former Monsanto entered into an agency and marketing agreement with the Scotts Miracle-Gro Company (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to us in connection with our separation from Pharmacia. See the "Agricultural Productivity Segment -- Our Agreement with Scotts" section of MD&A in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, for a detailed discussion of this agreement. Under the agreement, Scotts is obligated to pay us a $20 million fixed fee each year for the length of the contract to defray costs associated with the lawn-and-garden herbicide business. Of the total fixed fee that was owed for the first three years of the agreement, Scotts deferred $40 million and was contractually required to repay this amount in full, with interest. Beginning in program year 2003 (the program year is defined as October 1 to September 30), Scotts began paying these deferred amounts ($5 million per year for both the deferred portion of the fixed fee and interest in monthly installments) plus an accelerated payment if certain earnings thresholds were achieved, starting with program year 2001. As of Aug. 31, 2005, the total amount owed by Scotts, including accrued interest, was $44 million. In September 2005, Scotts made an accelerated payment of $1 million, and in October 2005, Scotts elected to pay us the entire amount of the deferred payment, including accrued interest, of $43 million. This payment is reflected in the other items line of the operating activities section on the Statement of Consolidated Cash Flows.

We are obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds that vary by program year. The commission expense, which is not netted with any payments received from Scotts, was $4 million in both first quarter 2006 and first quarter 2005, and is included in SG&A expenses.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------


RESTRUCTURING

--------------------------------------------------------------------------------

Our results include restructuring activities that affected net income (loss). Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2005          2004
-----------------------------------------------------------------------------------------------------------------------------
Restructuring Charges(1)                                                                          $      --      $     (1)
-----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Income Taxes                                                      --            (1)
Income Tax Benefit                                                                                       --            20
-----------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                        --            19
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                        $      --      $     19
--------------------------------------------------------------------------------------------------===========================

(1) The $1 million of restructuring charges for the three months ended Nov. 30, 2004, was recorded in the Agricultural Productivity segment.

Fiscal Year 2004 Restructuring Plan: In October 2003, we announced plans to continue to reduce costs primarily associated with our agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with our ROUNDUP herbicide business, (2) exiting the European breeding and seed business for wheat and barley, and (3) discontinuing the plant-made pharmaceuticals program. Additionally, the approved plan included a $69 million impairment of goodwill in the global wheat business. Total restructuring charges related to these actions were $165 million pretax ($105 million aftertax) in fiscal year 2004 and $6 million pretax in fiscal year 2005.

In first quarter 2005, we recorded restructuring charges of $1 million pretax related to workforce reductions. Also, in first quarter 2005, we recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 17 -- Discontinued Operations -- and the "Results of Operations" section of MD&A for a further discussion of the $86 million tax benefit recorded in discontinued operations.

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

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working Capital and Financial Condition

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   As of
                                                                                      As of Nov. 30,              Aug. 31,
                                                                                ---------------------------     ------------
(Dollars in millions, except current ratio)                                         2005          2004             2005
------------------------------------------------------------------------------- ---------------------------     ------------
Cash and cash equivalents                                                       $  1,006      $  1,553          $    525
Short-term investments                                                               168           100               150
Trade receivables -- net                                                           1,413         1,381             1,473
Inventories                                                                        1,890         1,452             1,664
Other current assets(1)                                                              963           887               832
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Assets                                                            $  5,440      $  5,373          $  4,644
-----------------------------------------------------------------------------------------------------------     ------------

Short-term debt                                                                 $    155      $    239          $    282
Accounts payable                                                                     370           373               369
Accrued liabilities(2)                                                             2,301         1,792             1,508
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Liabilities                                                       $  2,826      $  2,404          $  2,159
-----------------------------------------------------------------------------------------------------------     ------------
Working Capital(3)                                                              $  2,614      $  2,969          $  2,485
Current Ratio(3)                                                                  1.92:1        2.24:1            2.15:1
--------------------------------------------------------------------------------=============================================

(1) Includes miscellaneous receivables, current deferred tax assets, assets of discontinued operations and other current assets.
(2) Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower accruals, contingent purchase price -- Seminis (only as of Nov. 30, 2005), liabilities of discontinued operations and miscellaneous short-term accruals.
(3) Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Nov. 30, 2005, compared with Aug. 31, 2005: Working capital increased $129 million between Aug. 31, 2005, and Nov. 30, 2005, because of the following factors:

     o    Cash  and  cash   equivalents   increased  $481  million  between  the
          respective periods. See the "Cash Flow" section in this section of MD&A for further details of this increase.

     o Inventories increased $226 million between the respective periods primarily because the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2005.

     o Other current assets increased $131 million primarily because of an increase in deferred tax assets. We reclassified $138 million of non-current deferred tax assets on net operating losses to current deferred tax assets because we expect it will be utilized in fiscal year 2006.

     o Short-term debt decreased $127 million in the three-month comparison because of lower technical overdrafts and lower short-term borrowings. See the "Capital Resources and Liquidity" section within this section of MD&A for the explanation.

These increases to working capital between Aug. 31, 2005, and Nov. 30, 2005, were offset by $793 million of higher accrued liabilities as of Nov. 30, 2005. Our deferred revenue balance increased from $43 million as of Aug. 31, 2005, to $703 million as of Nov. 30, 2005, due to U.S. customer prepayments in first quarter 2006. Also, we recorded a liability of $125 million as of Nov. 30, 2005, for a payment related to the Seminis acquisition (see the discussion in "Capital Resources and Liquidity" of this section).

Nov. 30, 2005, compared with Nov. 30, 2004: Working capital decreased $355 million in the comparison between Nov. 30, 2005, and Nov. 30, 2004. The following factors decreased working capital as of Nov. 30, 2005, compared with Nov. 30, 2004:

     o Cash and cash equivalents decreased $547 million between the respective periods. As presented on the Statement of Consolidated Cash Flows, the net increase in cash and cash equivalents was $481 million in first quarter 2006 compared with $516 million in first quarter 2005. The cash and cash equivalents balance was lower as of Aug. 31, 2005, compared with Aug. 31, 2004, by $512 million primarily because of payments for acquisitions in 2005.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

     o Accrued liabilities increased $509 million primarily because customer prepayments were approximately $140 million higher in first quarter 2006 compared with first quarter 2005. As discussed previously in this section, we recorded a $125 million liability related to the Seminis acquisition as of Nov. 30, 2005. Also, accrued rebates increased between the respective periods primarily because of new U.S. marketing programs introduced in fourth quarter 2005. Lastly, accrued liabilities related to the Seminis and Emergent acquisitions were approximately $95 million as of Nov. 30, 2005.

The working capital decreases were offset by an increase in inventory of $438 million between the respective periods primarily because of inventory related to the acquisitions of Seminis and, to a lesser extent, Emergent, which was approximately $435 million as of Nov. 30, 2005.

Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $18 million in first quarter 2006 and $60 million in first quarter 2005 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operations in the Statement of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

As of Nov. 30, 2005, and Aug. 31, 2005, the customer loans held by the QSPE and the QSPE's liability to the conduits were $119 million and $171 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to be terminated, the existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues collected and earned from the program were not significant during the first quarters of 2006 and 2005. As of Nov 30, 2005, and Aug. 31, 2005, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

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

In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement as amended in May 2005 qualifies for sales treatment under SFAS 140. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operations in the Statement of Consolidated Cash Flows. In first quarter 2006, the total amount of customer receivables transferred through the program was $18 million. The amount of loans outstanding was $37 million and $22 million as of Nov. 30, 2005, and Aug. 31, 2005, respectively. We provide a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $1 million as of Nov. 30, 2005, and less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Cash Flow

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                 2005         2004
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operations                                                                   $    773      $    769
Net Cash Provided (Required) by Investing Activities                                                  (135)            1
----------------------------------------------------------------------------------------------------------------------------
Free Cash Flow(1)                                                                                      638           770
Net Cash Required by Financing Activities                                                             (157)         (254)
----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                              481           516
Cash and Cash Equivalents at Beginning of Period                                                       525         1,037
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $  1,006      $  1,553
--------------------------------------------------------------------------------------------------==========================

(1) Free cash flow represents the total of net cash provided or required by operations and provided or required by investing activities (see the "Non-GAAP Financial Measures" section in MD&A for a further discussion).

Cash provided by operations improved $4 million in the quarter-over-quarter comparison. The change in accounts payable and accrued liabilities was a use of cash of $127 million in first quarter 2006 compared with a source of cash of $6 million in the prior-year quarter. The higher use of cash for these items in first quarter 2006 was mainly the result of higher employee incentive payouts as a result of the plan change to a fiscal year basis. Our incentive accrual as of Aug. 31, 2004, which was paid in first quarter 2005, represented an eight-month incentive period. Our incentive plan was changed in fiscal year 2005 to match our change in fiscal year. The incentive accrual as of Aug. 31, 2005, was based on a 12-month incentive period, and was also higher because financial performance improved in 2005 compared with 2004. Further, the timing of U.S. income tax accruals and payments contributed to the increased use of cash in the three-month comparison. In first quarter 2006, other items were a source of cash of $114 million, which the largest item was the $43 million payment we received from Scotts (see the "Agricultural Productivity Segment" section of MD&A).

Cash required by investing activities was $135 million in first quarter 2006 compared with cash provided by investing activities of $1 million in first quarter 2005. In first quarter 2005, the timing of the maturities of our short-term investments was a source of cash of $201 million compared with no maturities in the current-year quarter. We used cash of $53 million for ASI's acquisition of five regional seed companies in first quarter 2006. In first quarter 2005, we used cash of $158 million for the Channel Bio and Advanta acquisitions. These acquisitions are explained in more detail in the "Capital Resources and Liquidity" section below. Lastly, our capital expenditures were 44 percent, or $17 million, higher in first quarter 2006 compared with the prior-year quarter. This increase was primarily driven by expansion of seed production facilities for corn and cotton as well as projects related to R&D. We expect fiscal 2006 capital expenditures to be in the range of $350 million compared with fiscal year 2005 capital spending of $281 million.

The amount of cash required by financing activities decreased $97 million to $157 million in first quarter 2006. The net change in short-term financing required cash of $122 million in first quarter 2006 compared with $22 million in the prior-year quarter. Cash required for long-term debt reductions was $26 million in first quarter 2006 compared with $208 million in first quarter 2005. Certain medium-term notes matured in 2005. On Oct. 25, 2005, our board of directors authorized the purchase of up to $800 million of the company's stock over a four-year period; no shares were repurchased under this plan in first quarter 2006. In first quarter 2005, treasury stock purchases required cash of $35 million under the $500 million share repurchase program, which was completed in July 2005. Stock option exercises provided $27 million of cash in first quarter 2006 compared with $45 million in the prior-year quarter. Dividend payments increased 21 percent, or $8 million, in first quarter 2006. In first quarter 2005, we paid a dividend of 14.5 cents per share compared with 17 cents per share in first quarter 2006.

Capital Resources and Liquidity

---------------------------------------------------------------------------------------------------------------------------
                                                                               As of Nov. 30,               As of Aug. 31,
                                                                       --------------------------------     ---------------
(Dollars in millions, except debt-to-capital ratio)                        2005             2004                2005
-------------------------------------------------------------------------------------------------------     ---------------
Short-Term Debt                                                        $    155         $    239            $    282
Long-Term Debt                                                            1,445            1,070               1,458
Total Shareowners' Equity                                                 5,754            5,386               5,613
Debt-to-Capital Ratio                                                       22%              20%                 24%
-------------------------------------------------------------------------------------------------------     ---------------

Total debt outstanding decreased $140 million between Aug. 31, 2005, and Nov. 30, 2005, primarily because of lower technical overdrafts and lower short-term borrowings. The technical overdraft balance was higher as of Aug. 31, 2005,

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

because of the timing of U.S. market funding payments, which occurred in August 2005. Also, commercial paper outstanding decreased from $43 million as of Aug. 31, 2005, to zero as of Nov. 30, 2005.

2006 Acquisitions: In September 2005, our American Seeds, Inc. (ASI) subsidiary acquired five regional U.S. seed companies in separate transactions for an aggregate purchase price of $53 million (net of cash acquired), inclusive of transaction costs of $2 million. Four of the five companies acquired are the shareowners of the CORE Group, an association of family-based seed companies that serve farmers throughout the Corn Belt, which primarily encompasses several states in the north central plains region. Those four companies are Fontanelle Hybrids, Inc., Trelay Seed Company, Stone Seed Company, and Stewart Seeds, Inc. (collectively, "the CORE Group"). In the fifth transaction, ASI acquired
Specialty Hybrids, Inc., a company serving the Eastern Corn Belt. These acquisitions are expected to further bolster ASI's ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. The transactions were completed on Sept. 1, 2005, from which time the results of these acquisitions were included in the our consolidated financial statements. For all fiscal year 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 3 -- Business Combinations for the preliminary purchase price allocations as of Nov. 30, 2005.

2005 Acquisitions: In first quarter 2005, we acquired the canola seed businesses of Advanta Seeds from Advanta B.V., including the ADVANTA SEEDS brand in Canada and the INTERSTATE seed brand in the United States, for $52 million in cash (net of cash acquired), inclusive of transaction costs of $2 million. The transaction was completed on Sept. 8, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements.

In November 2004, ASI acquired Channel Bio Corp. for $104 million in cash (net of cash acquired) and $15 million in liabilities paid in second quarter 2005. In third quarter 2005, ASI, through its Channel Bio subsidiary, acquired NC+
Hybrids, Inc. for $40 million in cash (net of cash acquired). In addition to these purchase price amounts, ASI paid transaction costs of $4 million for these acquisitions. Channel Bio and NC+ Hybrids are U.S. seed companies that sell, market and distribute primarily corn and soybean seeds. The Channel Bio transaction was completed on Nov. 15, 2004, from which time the operating results of this acquisition were included in our consolidated financial statements. The NC+ Hybrids transaction was completed on March 1, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements.

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

In order to enhance connections among Monsanto and Seminis employees, including the sharing of technology advancements, we are finalizing plans to integrate certain support services of Seminis with our other businesses. In conjunction with this integration, in September 2005, Monsanto and the chief executive officer of Seminis agreed that he would assist in the integration and resign by Dec. 31, 2005. As a result, Monsanto determined that the timing of the contingent payment discussed above has been accelerated and will be payable in second quarter 2006. A liability has been recorded as of Nov. 30, 2005, resulting in additional purchase price and goodwill of $125 million.

In third quarter 2005, we acquired Emergent Genetics, Inc. and Emergent Genetics India Ltd. (collectively, "Emergent") for $305 million (net of cash acquired), inclusive of transaction costs of $8 million. The transaction was completed on April 5, 2005, from which time the operating results of this acquisition were included in our consolidated financial statements. The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005. We also assumed debt of $16 million.

For all fiscal year 2005 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment. As of the acquisition dates, we began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

with a Purchase Business Combination, and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. In first quarter 2006, we finalized plans to integrate or restructure certain activities of Seminis and the Emergent India business. As a result, asset fair values were reduced by $2 million, and additional liabilities of $14 million were recorded, resulting in additional goodwill of $16 million. The plans for Seminis and the Emergent India business include employee terminations and relocations, exiting certain product lines and facility closures. As of Nov. 30, 2005, estimated integration costs of $21 million have been recognized as current liabilities in the purchase price allocations, and $3 million has been charged against the liabilities, primarily related to payments for employee terminations and relocations.

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

There are no material changes related to our off-balance sheet arrangement relating to Solutia from the disclosure in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005. See Note 15 -- Commitments and Contingencies under the subheading "Solutia Inc." for further information regarding Solutia's Assumed Liabilities, the charge taken in connection with Solutia's Assumed Liabilities, and an agreement in principle which we have reached with certain other parties in Solutia's bankruptcy proceeding. Also see
Part II -- Item 1 -- Legal Proceedings and Item 5 -- Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.


OUTLOOK
--------------------------------------------------------------------------------

Focused Strategy

Monsanto has established leadership in agricultural markets by applying advanced technology to develop high-value products ahead of its competitors, and by reinforcing strong brands and customer relationships. We aim to continually improve our products in order to maintain market leadership and to support near-term performance. Our capabilities in plant breeding and biotechnology research are generating a rich product pipeline that is expected to drive long-term growth. We believe that our focused approach to our business and the value we bring to our customers will allow us to maintain an industry leadership position in a highly competitive environment.

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

We have taken steps to reduce risk and stabilize our business position in Latin America. We continue to monitor the business environment and the related impact on our working capital in Latin American countries, particularly Brazil and Argentina. Brazil experienced drought conditions in fiscal years 2004 and 2005 in some regions, including the regions where we have been focusing our point-of-delivery payment system collection efforts. Also, the combination of lower commodity prices and the appreciation of the Brazilian real affected some of our customers' liquidity in several other Brazilian regions during fiscal

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

year 2005, which we expect to continue in 2006. We took actions to mitigate these credit risks in 2005 and will continue to carefully monitor our Brazilian trade receivables in 2006.

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

As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. To date, our research and marketing have focused on crops grown on significant acreage: corn, cotton and oilseeds, which include soybeans and canola. The acquisition of Seminis will broaden our research and marketing focus to other vegetable and fruit crops. We invest more than 85 percent of our R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. By shifting our focus to create value for farmers in seeds and traits, we have set Monsanto on a path of sustainable growth. We expect increasing gross profit from seeds and traits to more than offset a declining contribution from agricultural chemicals. At the same time, we expect to continue to reduce seed production costs through higher yields on seed production acres and careful management of our seed product portfolio.

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

     o Commercialization of second-generation traits, such as BOLLGARD II cotton and ROUNDUP READY Flex cotton; and

     o Improve and grow the Seminis vegetable and fruit seed business by applying our molecular breeding and marker capabilities to Seminis' library of germplasm.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. ASI intends to continue investing in independent seed businesses and to operate them autonomously as subsidiaries. These investments will allow the operating companies of ASI to more rapidly connect their customers to significant innovations in genetics-based breeding and other new technologies while continuing to operate autonomously and locally, providing service to their customers and building value of their brands. Within our U.S. business, we now have three approaches to the market, each serving unique customers in unique ways: we are selling our branded DEKALB and ASGROW seeds through the distribution channel; we are licensing to more than 250 regional seed companies through our Holden's/Corn States business; and with the addition of ASI, we are now selling directly to farmers in localized markets. ASI completed the acquisition of Channel Bio in first quarter 2005 and the acquisition of NC+ Hybrids in third quarter 2005. In September 2005, ASI acquired five companies that collectively represented approximately 1 percent of the U.S. corn seed market.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

In third quarter 2005, we completed the acquisition of Seminis, the global leader in the vegetable and fruit seed industry. Seminis continues to operate as a wholly owned subsidiary of Monsanto. Other than corn seed, oilseeds and cotton seed, vegetable seeds have the best prospect for consistent growth at high margins. Similar to Monsanto, Seminis has captured a leading position in its respective global markets, and has done so by focusing on molecular breeding and the value it creates for the farmer. From a technology perspective, we intend to continue on the path taken by Seminis for its business, which is to focus on developing products via advanced molecular breeding techniques, and to leverage our research on the seed breeding side for Seminis. We believe Seminis is an attractive investment for us because of its market leadership, innovation and financial growth. As discussed in the "Financial Condition, Liquidity, and Capital Resources" section of MD&A, we are integrating certain support services of Seminis with our other businesses. We finalized plans to integrate or restructure certain activities of Seminis and recorded a liability in first quarter 2006, which was considered part of the purchase price allocation.

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

We can achieve continued growth through stacking and increased penetration of traits in approved markets. Trait stacking is a key growth driver in our seeds and traits business because it allows Monsanto to earn a greater share of the farmer's expenditures on each acre. Our past successes provide a significant competitive advantage in delivering stacked-trait products and improved, second-generation traits. During the past three years, stacked-trait cotton overtook single-trait cotton products in Monsanto's product mix. We are seeing the same trend in our corn seed business, where higher-value, stacked-trait products represent a growing share of total seed sales.

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

In January 2006, the U.S. Department of Agriculture granted deregulated status for our MON88017 -- second generation product combining our rootworm and ROUNDUP READY Corn 2 trait technologies in a single event -- and MON88017 stacked with YIELDGARD Corn Borer. The EPA and FDA have also completed their reviews of MON88017. We are seeking the necessary regulatory clearances for MON88017 and MON88017 stacked with YIELDGARD Corn Borer on the U.S. state level and approvals in countries that are major importers of U.S. corn. The commercial launch timing of these products has not been announced.

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

The Brazilian government passed measures legalizing the planting and harvest of ROUNDUP READY soybeans in Brazil for our 2004 and 2005 fiscal years. A grain-based payment system was successfully launched in fiscal year 2004. In March 2005, Brazil's President signed a biosafety bill into law that established a regulatory process for the approval of biotech crops. The implementation of our point-of-delivery, grain-based payment system in fiscal year 2004 laid the groundwork for ensuring that we capture value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and allow Brazil to be a greater contributor to revenue in seeds and traits in the near term. Most grain handlers in Brazil have enrolled or are expected to enroll in this grain-based payment system for the 2006 harvest. Many

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

of the southern states have already enrolled as part of a two-year contract, entered into starting with the 2005 harvest. The largest grain exporters have accepted this contract and have implemented the agreement for the past two seasons. Compliance with the system from the 2005 and 2004 harvest was estimated to be above 98 percent. It is likely that court rulings on our Brazilian patents from these non-complying cases, or new cases, will occur in fiscal year 2006 or 2007. As ROUNDUP READY soybeans have now been fully approved in Brazil, a limited amount of certified seed containing the ROUNDUP READY gene was sold in 2005, in addition to continuing with the grain-based payment system on saved and replanted seed.

A similar grain-based system has been established for Paraguay; it was successfully operated in the 2005 harvest and is expected to be operated for the 2006 harvest. As Paraguay has only five million acres of soybean production, it is expected to be a modest contributor to earnings in 2006. Efforts continue to develop systems in Argentina and Uruguay. It is likely that court cases in Europe will be required to determine the applicability of patent rights for ROUNDUP READY soybeans grown in Argentina and exported to Europe. The first two of these cases have been filed, and may take two or more years to be completed. It is not certain that payments on ROUNDUP READY soybeans will be profitable in these Latin American countries.

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

We are committed to addressing the concerns raised by consumers and by public interest groups regarding agricultural and food products developed through biotechnology. We also continue to address concerns about the adventitious or certain unintended trace presence of biotechnology materials in seed, grain or feed and food products by seeking sound, science-based rules and regulations that clarify and allow for trace amounts, and providing industry leadership to establish the highest standards of purity reasonably achievable and to establish global standards for quality. We are also working with the seed industry to develop strategies on production interventions that may reduce the likelihood of adventitious presence.

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

Hurricanes -- Katrina and Rita -- seriously disrupted the supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States in August and September 2005. The result has been dramatic price escalation for certain raw materials and energy required for glyphosate production. We continue to monitor the effect of changes in petroleum-based products and natural gas prices on our raw materials. Although these conditions are not expected to impact our long-term results of operations, they could have a material adverse affect on our 2006 results of operations as our suppliers pass along a portion of their higher raw material costs to us.

We have several patents on our glyphosate formulations and manufacturing processes in the United States and in other countries. We continue to differentiate ROUNDUP herbicides with innovations using proprietary technology.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

We also provide more concentrated formulations that provide greater convenience for farmers while reducing production and logistics costs. We offer a variety of products to meet farmers' needs.

In the United States, Monsanto maintains strong distribution relationships and a unique bulk tank system to support retailers. Monsanto remains the primary global producer of glyphosate, the active ingredient in ROUNDUP herbicides, with agreements to supply glyphosate to many of our competitors. Our high volume combined with patented process technology allows us to maintain low unit costs. We also achieved reductions in working capital by decreasing distribution channel inventory to optimize our working capital and adjust to current market conditions. ROUNDUP herbicides distribution channel inventories in the United States have declined significantly over the last several years. In 2006, we expect our U.S. branded herbicide sales to correlate with the application of ROUNDUP herbicides on the farm and with our share of the overall market.

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

Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. The active ingredient for POSILAC is manufactured at our plant in Augusta, Georgia, and in Austria by Sandoz GmbH. Sandoz also manufactures the finished dose formulation of POSILAC. In second quarter 2005, we applied for U.S. FDA approval for finished dose formulation at our Augusta facility. Sandoz has implemented corrections and improvements at its facility in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz's facility and further identified in a March 2004 FDA warning letter to Sandoz. Sandoz is currently awaiting reinspection and final resolution of FDA concerns. In second quarter 2004, we notified our customers that supplies of POSILAC would be limited because of a combination of factors, including the time needed for Sandoz to complete corrections and improvements at its facility in cooperation with the FDA. The reduction in finished doses of POSILAC available for sale has required us to allocate available supplies. Three times in 2005 and again in first quarter 2006, we were able to increase the number of finished doses allocated among our customers, but expect the supply of finished doses of POSILAC to continue to be limited through most of calendar year 2006. The allocation is expected to hinder POSILAC sales growth for as long as it continues. The allocation is unrelated to our level of inventory of bulk powder (active ingredient). We continue to reduce production of bulk powder while continuing to convert existing bulk powder inventory into finished doses, both of which have reduced our overall bulk powder inventory.

Recently, Monsanto and Sandoz have been negotiating changes to the current contract and, in December 2005, Sandoz delivered a notice of termination to Monsanto, which had an effective date of Dec. 31, 2008. By contract, either Monsanto or Sandoz may terminate with a two-year or three-year notice, respectively, without cause. Negotiations between Monsanto and Sandoz are expected to continue. We do not expect any issues with our product supply as a result of these negotiations or the notice of termination.

Other Information

As discussed in Note 15 -- Commitments and Contingencies and Part II -- Item 1 -- Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the "Overview -- Executive Summary -- Outlook" section of MD&A, we are required to indemnify Pharmacia for Solutia's Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia's Assumed Liabilities is discussed in Note 15.

For additional information on the outlook for Monsanto, see "Cautionary Statements Regarding Forward-Looking Statements" contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Part II -- Item 1A -- Risk Factors of this Form 10-Q.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
--------------------------------------------------------------------------------

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II --
Item 8 -- Note 2 -- Significant Accounting Policies -- to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2005. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented.


NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

In September 2005, the FASB reached a final consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in our fourth quarter 2006. We are currently evaluating the impact of EITF 04-13 on the consolidated financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), to clarify the term "conditional asset retirement" as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, we will adopt FIN 47 no later than fourth quarter of fiscal year 2006. We do not believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on our consolidated financial statements in 2005 because the manufacturer's deduction is not available to us until fiscal year 2006. We are currently evaluating the effect that the manufacturer's deduction will have in 2006 and subsequent years. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The range of possible amounts that we are currently considering eligible for repatriation is between zero and $500 million. See Note 8 -- Income Taxes -- for additional disclosures in accordance with FSP 109-2.

Accounting Guidance Adopted in First Quarter 2006:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. On Sept. 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the three months ended Nov. 30, 2005, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $13 million for first quarter 2006 (including $3 million related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R).

Upon adoption of SFAS 123R, we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $99 million as of Nov. 30, 2005, which will be recognized over weighted-average periods of two to three years. See Note 11 -- Stock-Based Compensation Plans-- for pro forma disclosure of stock-based compensation expense for first quarter 2005 and additional disclosures in accordance with SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 was effective prospectively for our inventory costs incurred after Sept. 1, 2005. The adoption of SFAS 151 did not have a material impact on our consolidated financial statements.


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

Certain statements contained in this Report on Form 10-Q are "forward-looking statements," such as statements concerning the company's anticipated financial results, current and future product performance, regulatory approvals, business and financial plans and other non-historical facts. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, the company's actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company's exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company's research and development activities; the outcomes of major lawsuits, including proceedings related to Solutia Inc.; developments related to foreign currencies and economies; successful completion and operation of recent and proposed acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company's estimates related to distribution inventory levels; the company's ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company's facilities; and other risks and factors detailed in the company's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, filed with the SEC. Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. The company disclaims any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See "MD&A -- Cautionary Statements Regarding Forward-Looking Statements," in

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Part II -- Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

There are no material changes related to market risk from the disclosures in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005.


ITEM 4.        CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of Nov. 30, 2005 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

PART II--OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.        LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

This section of the Report on Form 10-Q provides information regarding material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name and proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia's Assumed Liabilities. Information regarding certain legal proceeding and the possible effects on our business of litigation we are defending is disclosed in Note 15 under the subheading "Litigation and Indemnification" and is incorporated by reference herein. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting.

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005.

Patent and Commercial Proceedings

The following proceedings involve Syngenta AG and its affiliates:

     o As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on May 10, 2004, we filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for declaratory judgment seeking a determination that, under its license from us for ROUNDUP READY soybeans, Syngenta Seeds is limited to commercializing its ROUNDUP READY soybeans under one product brand. On Dec. 20, 2005, the court conducted a bench trial. The case is now under submission and a decision is pending.

     o As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on Aug. 25, 2005, Syngenta filed suit against us in the Circuit Court of Hennepin County, Minnesota, seeking access to our new patented next generation glyphosate-tolerant soybean technology under a license for our current soybean technology that we previously entered into with Ciba Seeds, which is now owned by Syngenta. This case has no trial setting.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on July 26, 2005, American Seed Company filed a purported class action against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed essentially alleges that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Plaintiffs seek an unspecified amount of damages and injunctive relief. On Dec. 6, 2005, the court denied our motion to transfer the case to the U.S. District Court for the Eastern District of Missouri and to consolidate it with an action we already have pending against American Seed for unpaid royalties. This case has been set for trial on Oct. 15, 2007.

Grower Lawsuits

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on Feb. 14, 2000, a lawsuit (Randy Blades, et al v. Monsanto Company, Cause No. 00-403JLF) was filed in U.S. District Court for the Southern District of Illinois, on behalf of five farmers purporting to represent various classes of farmers and alleging that we and others violated antitrust laws by allegedly fixing the price of seed containing biotech traits and violated tort and international law through the commercialization of biotech traits. After the lawsuit was transferred to the U.S. District Court for the Eastern District of Missouri, the District Court granted our motion for summary judgment on all the plaintiffs' tort claims, including all claims relating to alleged violations of law. The District Court also denied the plaintiffs' motion to certify for class action status the plaintiffs' claims that we and the other defendants have violated various antitrust laws, which decision was affirmed by the U.S. Court of Appeals for the Eighth Circuit. On Nov. 9, 2005, the District Court denied the plaintiffs' motion seeking to certify a class only of growers of glyphosate-tolerant soybeans from the states of Minnesota, Iowa, Illinois and Indiana.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Agent Orange Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Plaintiffs allege that they were exposed to herbicides, and that they suffered injuries or their children suffered birth defects as a result. Three separate complaints filed in October 1999 are being handled collectively and currently involve approximately 16,700 plaintiffs. The complaints seek damages of 300 million won (approximately $287,000) per plaintiff. In 2002, the Seoul District Court ruled in favor of the manufacturers and dismissed all claims of the plaintiffs on the basis of lack of causation and statutes of limitations.
Plaintiffs have filed an appeal de novo with the Seoul High Court and the parties have engaged in the briefing process required by that court. At its last formal hearing on Dec. 27, 2005, the Court announced that it will issue its decision in this matter on Jan. 26, 2006.

Proceedings Regarding Tax Matters

On Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998. The tax assessment reflects the view of the Federal Revenue Service that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $915 million (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $42 million of tax, excluding penalties and interest, related to the notes (subject to currency exchange rates), and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $800 million (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. All dollar amounts have been calculated based on an exchange rate of 2.207 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future.

Proceedings Related to Solutia's Assumed Liabilities

On Dec. 6, 2005, a products liability lawsuit was filed against Monsanto, Pharmacia Corporation, and Solutia Inc. in the Supreme Court of New York County, New York. The suit claims that all defendants manufactured and sold PCB products to General Electric Company and is brought by 590 current employees of General Electric who allege exposure to chemicals used by General Electric in and around its plant in Schenectady, New York from the 1970s to the present. The suit seeks actual and punitive damages for alleged personal injuries and fear of future disease.

See Note 15 for additional information regarding legal proceedings related to Solutia's Assumed Liabilities.

See "MD&A -- Cautionary  Statements  Regarding  Forward-Looking  Statements," in
Part I -- Item 2 of this Report on Form 10-Q and in Part II -- Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, which are incorporated herein by reference, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.


ITEM 1A.       RISK FACTORS
--------------------------------------------------------------------------------

Information regarding risk factors appears in "MD&A -- Cautionary Statements Regarding Forward-Looking Statements," in Part I -- Item 2 of this Report on Form 10-Q and in Part II -- Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2006 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (c) Total Number   (d) Approximate
                                                                                                 of Shares        Dollar Value of
                                                                                             Purchased as Part  Shares that May Yet
                                                                                                of Publicly     Be Purchased Under
                                                    (a) Total Number of  (b) Average Price    Announced Plans     the Plans or
     Period                                          Shares Purchased     Paid per Share(1)     or Programs          Programs
-----------------------------------------------------------------------------------------------------------------------------------
 September 2005:
    Sept. 1, 2005, through Sept. 30, 2005             32,610(2)            $ 63.53                    --                --
 October 2005:
    Oct. 1, 2005, through Oct. 31, 2005                7,842(2)            $ 60.26                    --           $ 800,000,000
 November 2005:
    Nov. 1, 2005, through Nov. 30, 2005                   --               $  --                      --           $ 800,000,000
 ----------------------------------------------------------------------------------------------------------------------------------
    Total                                             40,452             $ 62.90                      --           $ 800,000,000
 -----------------------------------------------------=============================================================================

(1) The average price paid per share is calculated on a settlement basis and excludes commission.
(2) Represents total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company's common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Nov. 30, 2005.

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

Date of Event                         Description of Event
-----------------------------------------------------------------------------------------------------------------------------------
Sept. 1, 1997                         o   Pharmacia (then known as Monsanto Company) entered into a Distribution
                                          Agreement (Distribution Agreement) with Solutia related to the transfer of the operations, assets and liabilities of the Chemicals Business from Pharmacia
                                          (then known as Monsanto Company) to Solutia.
                                      o   Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia
                                          (then known as Monsanto Company) for certain liabilities related to the Chemicals
                                          Business.
-----------------------------------------------------------------------------------------------------------------------------------
Dec. 19, 1999                         o   Pharmacia (then known as Monsanto Company) entered into an agreement with
                                          Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).
-----------------------------------------------------------------------------------------------------------------------------------
Feb. 9, 2000                          o   We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia
                                          (then known as Monsanto Company) under the name "Monsanto Ag Company."
-----------------------------------------------------------------------------------------------------------------------------------
March 31, 2000                        o   Effective date of the Merger.
                                      o   In connection with the Merger, (1) PNU became a wholly owned subsidiary of
                                          Pharmacia (then known as Monsanto Company); (2) Pharmacia (then known as
                                          Monsanto Company) changed its name from "Monsanto Company" to "Pharmacia
                                          Corporation;" and (3) we changed our name from "Monsanto Ag Company" to
                                          "Monsanto Company."
-----------------------------------------------------------------------------------------------------------------------------------

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Sept. 1, 2000                         o   We entered into a Separation Agreement (Separation Agreement) with
                                          Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.
                                      o   Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for
                                          liabilities assumed by Solutia pursuant to the Distribution Agreement, to the extent that
                                          Solutia fails to pay, perform or discharge those liabilities.
-----------------------------------------------------------------------------------------------------------------------------------
Oct. 23, 2000                         o   We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 220 million shares of our common stock.
-----------------------------------------------------------------------------------------------------------------------------------
July 1, 2002                          o   Pharmacia, Solutia and we amended the Distribution Agreement to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia and to clarify the parties' rights and obligations.
                                      o   Pharmacia and we amended the Separation Agreement to clarify our respective rights and obligations relating to our indemnification obligations.
-----------------------------------------------------------------------------------------------------------------------------------
Aug. 13, 2002                         o   Pharmacia distributed the 220 million shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).
                                      o   As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.
-----------------------------------------------------------------------------------------------------------------------------------
April 16, 2003                        o   Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.
-----------------------------------------------------------------------------------------------------------------------------------
Dec. 17, 2003                         o   Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
-----------------------------------------------------------------------------------------------------------------------------------

Part II -- Item 1 -- Legal Proceedings includes information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. Note 15 includes further information regarding litigation and environmental matters that we are managing pursuant to our obligation under the Separation Agreement to indemnify Pharmacia, Solutia's bankruptcy, the related charge we recorded associated with certain of Solutia's litigation and environmental obligations, and other arrangements between Solutia and us.


ITEM 6.        EXHIBITS

--------------------------------------------------------------------------------

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURE

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MONSANTO COMPANY
                                  (Registrant)

                                  By:   /s/ RICHARD B. CLARK
                                        ---------------------
                                        Richard B. Clark
                                        Vice President and Controller
                                        (On behalf of the Registrant and as
                                         Principal Accounting Officer)

Date: Jan. 9, 2006

MONSANTO COMPANY                                    FIRST QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

EXHIBIT INDEX

-------------------------------------------------------------------------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit
No.                 Description
-----------------------------------------------------------------------------------------------------------------------------------
2                 Omitted

3                 Omitted

4                 Omitted

10                Omitted

11                Omitted -- see Note 13 of Notes to Consolidated Financial Statements -- Earnings (Loss) Per Share.

12                Computation of Ratio of Earnings to Fixed Charges.

15                Omitted

18                Omitted

19                Omitted

22                Omitted

23                Omitted

24                Omitted

31.1              Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002, executed by the Chief Executive Officer).

31.2              Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002, executed by the Chief Financial Officer).

32                Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).
