Form 10-Q
period 2006-02-28
MONSANTO CO /NEW/
filed 2006-04-06
CIK 1110783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Feb. 28, 2006

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 270,573,369 shares of Common Stock, $0.01 par value, outstanding as of April 3, 2006.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

TABLE OF CONTENTS

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Statement of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and six months ended Feb. 28, 2006, and Feb. 28, 2005, the Condensed Statement of Consolidated Financial Position as of Feb. 28, 2006, and Aug. 31, 2005, the Statement of Consolidated Cash Flows for the six months ended Feb. 28, 2006, and Feb. 28, 2005, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Statement of Consolidated Operations

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
Unaudited
(Dollars in millions, except per share amounts)	2006	2005	2006	2005

Net Sales	$2,200	$1,908	$3,605	$2,980
Cost of goods sold	960	893	1,731	1,474

Gross Profit	1,240	1,015	1,874	1,506
Operating Expenses:
Selling, general and administrative expenses	393	314	743	580
Research and development expenses	173	127	341	246
Acquired in-process research and development	—	—	—	12
Restructuring charges — net	—	7	—	8

Total Operating Expenses	566	448	1,084	846
Income from Operations	674	567	790	660
Interest expense	33	24	65	49
Interest income	(13)	(10)	(27)	(19)
Solutia-related expenses (see Note 15)	7	9	13	293
Other expense — net	12	19	10	42

Income from Continuing Operations Before Income Taxes	635	525	729	295
Income tax provision	195	154	230	50

Income from Continuing Operations	440	371	499	245

Discontinued Operations (see Note 17):
Income from operations of discontinued businesses	—	2	—	2
Income tax benefit	—	—	—	(86)

Income on Discontinued Operations	—	2	—	88

Net Income	$440	$373	$499	$333

Basic Earnings per Share:
Income from continuing operations	$1.63	$1.39	$1.86	$0.92
Income on discontinued operations	—	0.01	—	0.33

Net Income	$1.63	$1.40	$1.86	$1.25

Diluted Earnings per Share:
Income from continuing operations	$1.60	$1.36	$1.82	$0.90
Income on discontinued operations	—	0.01	—	0.33

Net Income	$1.60	$1.37	$1.82	$1.23

Weighted Average Shares Outstanding:
Basic	269.6	266.5	269.0	265.6
Diluted	275.3	272.9	274.8	271.3

Dividends Declared per Share	$0.40	$0.17	$0.40	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Condensed Statement of Consolidated Financial Position

	As of Feb. 28,	As of Aug. 31,
Unaudited (Dollars in millions, except share amounts)
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$581	$525
Short-term investments	171	150
Trade receivables — net of allowances of $302 and $275, respectively	2,010	1,473
Miscellaneous receivables	391	370
Deferred tax assets	321	374
Inventories (see Note 6)	1,856	1,664
Assets of discontinued operations (see Note 17)	10	15
Other current assets	124	73

Total Current Assets	5,464	4,644
Property, Plant and Equipment — Net	2,353	2,378
Goodwill (see Note 7)	1,462	1,248
Other Intangible Assets — Net (see Note 7)	1,265	1,153
Noncurrent Deferred Tax Assets	610	680
Other Assets	449	476

Total Assets	$11,603	$10,579

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt	$566	$282
Accounts payable	379	369
Income taxes payable	163	208
Accrued compensation and benefits	171	273
Accrued marketing programs	313	457
Deferred revenues	357	43
Grower accruals	60	18
Liabilities of discontinued operations (see Note 17)	4	11
Miscellaneous short-term accruals	638	498

Total Current Liabilities	2,651	2,159
Long-Term Debt	1,378	1,458
Postretirement Liabilities	717	732
Long-Term Portion of Solutia-Related Reserve (see Note 15)	175	184
Other Liabilities	463	433
Commitments and Contingencies (see Note 15)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 283,246,169 and 280,851,349 shares, respectively; Outstanding 270,188,414 and 268,191,257 shares, respectively	3	3
Treasury stock 13,057,755 and 12,660,092 shares, respectively, at cost	(533)	(500)
Additional contributed capital	8,730	8,588
Retained deficit	(1,181)	(1,572)
Accumulated other comprehensive loss	(787)	(889)
Reserve for ESOP debt retirement	(13)	(17)

Total Shareowners’ Equity	6,219	5,613

Total Liabilities and Shareowners’ Equity	$11,603	$10,579

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Statement of Consolidated Cash Flows

	Six Months Ended Feb. 28,
Unaudited
(Dollars in millions)	2006	2005

Operating Activities:
Net Income	$499	$333
Adjustments to reconcile cash provided (required) by operations:
Items that did not require (provide) cash:
Depreciation and amortization expense	259	221
Bad-debt expense	22	21
Stock-based compensation expense (see Note 11)	35	—
Tax benefit on employee stock options	—	35
Excess tax benefits from stock-based compensation	(38)	—
Deferred income taxes	173	(143)
Equity affiliate expense — net	15	15
Solutia-related charge (see Note 15)	—	284
Other items that did not require (provide) cash	(5)	40
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	(64)	65
Inventories	(207)	(157)
Accounts payable and accrued liabilities	(353)	(163)
PCB litigation settlement insurance proceeds	16	4
Solutia-related payments (see Note 15)	(15)	(29)
Other items	(6)	(73)

Net Cash Provided by Operating Activities	331	453

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(21)	—
Maturities of short-term investments	—	300
Acquisitions of businesses, net of cash acquired	(179)	(173)
Technology and other investments	(118)	(20)
Capital expenditures	(157)	(83)
Other investments and property disposal proceeds	9	23

Net Cash Provided (Required) by Investing Activities	(466)	47

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	241	(95)
Short-term debt proceeds	6	5
Short-term debt reductions	(13)	(15)
Long-term debt proceeds	4	11
Long-term debt reductions	(45)	(278)
Payments on other financing	(4)	(3)
Treasury stock purchases	—	(74)
Stock option exercises	64	92
Excess tax benefits from stock-based compensation	38	—
Dividend payments	(100)	(84)

Net Cash Provided (Required) by Financing Activities	191	(441)

Net Increase in Cash and Cash Equivalents	56	59
Cash and Cash Equivalents at Beginning of Period	525	1,037

Cash and Cash Equivalents at End of Period	$581	$1,096

See Note 14 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.	BACKGROUND AND BASIS OF PRESENTATION

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

In second quarter 2005, the company committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, substantially all of these businesses were sold. In fiscal year 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company’s European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three and six months ended Feb. 28, 2006, and Feb. 28, 2005, the Statement of Consolidated Operations has been conformed to this presentation. Also under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Condensed Statement of Consolidated Financial Position as of Feb. 28, 2006, and Aug. 31, 2005. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Note 17 — Discontinued Operations — for further details.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2005. Financial information for the first six months of fiscal year 2006 should not be annualized because of the seasonality of the company’s business.

NOTE 2.	NEW ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. The company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in Monsanto’s fourth quarter 2006. The company is currently evaluating the impact of EITF 04-13 on the consolidated financial statements; however, the company does not currently believe that the adoption of EITF 04-13 will have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. The company does not currently believe that the adoption of SFAS 154 will have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) to clarify the term “conditional asset retirement” as used in SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, Monsanto will adopt FIN 47 no later than fourth quarter of fiscal year 2006. The company is currently evaluating the impact of FIN 47 on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Pursuant to the AJCA, the deduction for qualified production activities is effective for the company’s 2006 tax year. The effect of the estimated deduction to be taken in the 2006 consolidated federal income tax return is not material. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The company expects to complete the evaluation on whether, or how much, to repatriate by the end of its third quarter 2006. The range of possible amounts that the company is currently considering eligible for repatriation is up to $500 million, which would result in an estimated tax cost of up to $25 million. See Note 8 — Income Taxes — for further discussion.

NOTE 3.	BUSINESS COMBINATIONS

2006 Acquisitions: In September 2005, Monsanto’s American Seeds, Inc. (ASI) subsidiary acquired five regional U.S. seed companies in separate transactions for an aggregate purchase price of $54 million (net of cash acquired), inclusive of transaction costs of $2 million. Four of the five companies acquired are the shareowners of the CORE Group, an association of family-based seed companies that serve farmers primarily throughout several states in the north central plains region. Those four companies are Fontanelle Hybrids, Inc., Trelay Seed Company, Stone Seed Company, and Stewart Seeds, Inc. (collectively, “the CORE Group”). In the fifth transaction, ASI acquired Specialty Hybrids, Inc., a company serving farmers primarily in Illinois, Indiana and Ohio. These acquisitions are expected to further bolster ASI’s ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. The transactions were completed on Sept. 1, 2005, from which time the results of these acquisitions were included in the company’s consolidated financial statements. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company’s consolidated results of operations is not considered to be significant.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

For all fiscal year 2006 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The preliminary purchase price allocations for all fiscal year 2006 acquisitions as of Feb. 28, 2006, are summarized in the aggregate in the following table. These allocations are subject to adjustment as other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

(Dollars in millions)	Aggregate Acquisitions

Tangible Assets	$2
Goodwill	43
Other Intangible Assets	19

Total Assets Acquired	64

Total Liabilities Assumed	10

Net Assets Acquired	$54

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

2005 Acquisitions: In first quarter fiscal year 2005, Monsanto acquired the canola seed businesses of Advanta Seeds (Advanta) for $52 million in cash (net of cash acquired), and ASI acquired Channel Bio Corp. for $104 million in cash (net of cash acquired) and $15 million in liabilities paid in second quarter 2005. In third quarter 2005, ASI, through its Channel Bio subsidiary, acquired NC+ Hybrids, Inc. for $40 million in cash (net of cash acquired).

In third quarter fiscal year 2005, Monsanto acquired Seminis, Inc. for $1.0 billion in cash (net of cash acquired) and paid $495 million for the repayment of its outstanding debt. The acquisition also included a contingent payment of up to $125 million based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007, or certain other factors. In order to enhance connections among Monsanto and Seminis employees, including the sharing of technology advancements, Monsanto is integrating certain support services of Seminis with its other businesses. In conjunction with this integration, in September 2005, Monsanto and the chief executive officer of Seminis agreed that he would assist in the integration and resign by Dec. 31, 2005. As a result, Monsanto determined that the timing of the contingent payment discussed above was accelerated. A $125 million liability was recorded as of Nov. 30, 2005, resulting in additional purchase price and goodwill. This liability was paid during second quarter 2006.

In third quarter fiscal year 2005, Monsanto acquired Stoneville Pedigreed Seed Co. (formerly known as Emergent Genetics, Inc.) and Emergent Genetics India Ltd. (collectively, “Stoneville”) for $305 million (net of cash acquired). Debt of $16 million was also assumed in the transaction.

All fiscal year 2005 acquisitions described above were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. These estimated fair values were adjusted during second quarter 2006, resulting in additional goodwill of $25 million. The purchase price allocations for Seminis, Stoneville and NC+ Hybrids as of Feb. 28, 2006, are preliminary and are subject to adjustment upon finalization of an actuarial valuation for NC+ Hybrids and integration or restructuring plans, as discussed below. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. In first quarter 2006, management finalized plans to integrate or restructure certain activities of Seminis and the Stoneville India business. As a result, asset fair values were reduced by $2 million, and additional liabilities of $14 million were recorded, resulting in additional goodwill of $16 million. The plans for Seminis and the Stoneville India business include employee terminations and relocations, exiting certain product lines and facility closures. As of Feb. 28, 2006, estimated restructuring costs of $21 million have been recognized as current liabilities in the purchase price allocations, and $5 million has been charged against these liabilities, primarily related to payments for employee terminations and relocations.

NOTE 4.	RESTRUCTURING

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,

(Dollars in millions)	2006	2005	2006	2005

Restructuring Charges — Net(1)	$—	$(7)	$—	$(8)

Loss from Continuing Operations Before Income Taxes	—	(7)	—	(8)
Income Tax Benefit(2)	—	1	—	21

Income (Loss) from Continuing Operations	—	(6)	—	13

Net Income (Loss)	$—	$(6)	$—	$13

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

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays a roll forward of the remaining liability established for restructuring expense from Aug. 31, 2005, to Feb. 28, 2006:

(Dollars in millions)	Work Force Reductions

Continuing Operations:
Beginning liability as of Aug. 31, 2005	$4
Restructuring liability	—
Cash payments	(1)

Ending liability as of Feb. 28, 2006	$3

NOTE 5.	CUSTOMER FINANCING PROGRAMS

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

Monsanto has no ownership interest in the lender, the QSPE, or the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the scope of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), and Monsanto does not have the unilateral right to liquidate the QSPE, FIN 46R does not have an effect on Monsanto’s accounting for the U.S. customer financing program.

Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the first half of fiscal years 2006 and 2005.

Proceeds from customer loans sold through the financing program totaled $18 million and $60 million for the first six months of fiscal years 2006 and 2005, respectively. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. As of Feb. 28, 2006, there were no loans outstanding. The loan balance outstanding as of Aug. 31, 2005, was $171 million. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Aug. 31, 2005, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. Proceeds from customer loans sold through the financing program totaled $22 million and $5 million for the first six months of fiscal years 2006 and 2005, respectively. The loan balance outstanding as of Feb. 28, 2006, and Aug. 31, 2005, was $33 million and $22 million, respectively.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on the company’s historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $1 million as of Feb. 28, 2006, and less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

Monsanto also has agreements with banks that provide financing to its customers in Brazil through a credit program that is subsidized by the Brazilian government. Proceeds from the transfer of receivables through the program are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows and totaled $39 million and $26 million for the first six months of fiscal years 2006 and 2005, respectively. The loan balance outstanding as of Feb. 28, 2006, and Aug. 31, 2005, was $84 million and $59 million, respectively. Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on the company’s historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $2 million as of Feb. 28, 2006, and $1 million as of Aug. 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

NOTE 6.	INVENTORIES

Components of inventories were:

	As of Feb 28,	As of Aug. 31,

(Dollars in millions)	2006	2005

Finished Goods	$855	$639
Goods In Process	849	884
Raw Materials and Supplies	197	167

Inventories at FIFO Cost	1,901	1,690
Excess of FIFO over LIFO Cost	(45)	(26)

Total	$1,856	$1,664

The increase in the excess of FIFO over LIFO cost is primarily the result of cost increases in raw materials and energy required for glyphosate production stemming from the hurricanes in August and September 2005.

In conjunction with the purchase price allocation and alignment of Seminis inventory classification to Monsanto accounting policies, certain Seminis inventory was reclassified from finished goods to goods in process in second quarter 2006. Such amounts have been reclassified as of Aug. 31, 2005, to conform with the current-year presentation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 was effective for Monsanto for inventory costs incurred after Sept. 1, 2005. The adoption of SFAS 151 did not have a material impact on the company’s consolidated financial statements.

NOTE 7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the first half of fiscal year 2006, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Balance as of Aug. 31, 2005	$1,183	$65	$1,248
Acquisition Activity (see Note 3)	209	—	209
Effect of Foreign Currency Translation and Other Adjustments	5	—	5

Balance as of Feb. 28, 2006	$1,397	$65	$1,462

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2006			As of Aug. 31, 2005

(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Acquired Germplasm	$929	$(507)	$422	$926	$(483)	$443
Acquired Biotechnology Intellectual Property	818	(328)	490	648	(285)	363
Trademarks and Trade Names	199	(41)	158	193	(34)	159
Customer Relationships	189	(13)	176	176	(6)	170
Other	33	(14)	19	32	(14)	18

Total	$2,168	$(903)	$1,265	$1,975	$(822)	$1,153

The increase in acquired biotechnology intellectual property during the first half of 2006 primarily resulted from a license agreement with the Regents of the University of California (UC), under which Monsanto is granted an exclusive commercial license for the manufacture of bovine somatotropin in exchange for an upfront payment plus future royalties. Monsanto sells bovine somatotropin under the brand name POSILAC, which is used to improve dairy cow productivity. In second quarter 2006, Monsanto paid a $100 million upfront royalty and recorded an additional asset and corresponding liability of $61 million for discounted minimum royalty obligations of $5 million annually through the 2023 expiration of UC’s patent estate. See Note 15 — Commitments and Contingencies — for further discussion of the agreement with UC.

The increases in other intangible assets during the first half of 2006 resulted from the acquisitions described in Note 3 — Business Combinations.

Total amortization expense of other intangible assets was $35 million in second quarter of fiscal year 2006 and $28 million in second quarter of fiscal year 2005. Total amortization expense of other intangible assets for the six months ended Feb. 28, 2006, and Feb. 28, 2005, was $77 million and $55 million, respectively. The estimated intangible asset amortization expense for fiscal year 2006 through fiscal year 2010 is as follows:

Year ending Aug. 31, (Dollars in millions)	Amount

2006	$145
2007	135
2008	120
2009	95
2010	85

NOTE 8.	INCOME TAXES

Management regularly assesses the tax risk of the company’s return filing positions for all open years and establishes tax reserves accordingly. During second quarter 2006, the Internal Revenue Service completed an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group). As a result of the conclusion of this audit, and to a lesser extent, the resolution of various state income tax issues, Monsanto recorded an income tax benefit of $31 million in second quarter 2006.

The American Jobs Creation Act of 2004 (AJCA) was enacted on Oct. 22, 2004, and created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Monsanto may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. As of Feb. 28, 2006, Monsanto has not recorded deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because Monsanto intends to reinvest those earnings indefinitely. The company expects to complete the evaluation on whether, or how much, to repatriate by the end of its third quarter 2006. The range of possible amounts that the company is currently considering eligible for repatriation is up to $500 million, which would result in an estimated tax cost of up to $25 million. However, the actual cost to the company is dependent on a number of factors that are currently being analyzed.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

NOTE 9.	DEBT AND OTHER CREDIT ARRANGEMENTS

On Feb. 15, 2006, Monsanto issued $314 million aggregate principal amount of its 5½% Senior Notes due 2025, in exchange for the same principal amount of its 5½% Senior Notes due 2025 which had been issued in a private placement transaction on Aug. 25, 2005. The offering of the notes issued in February was registered under the Securities Act of 1933.

As of Feb. 28, 2006, Monsanto had committed borrowing facilities of $2.0 billion, which were unused. The facilities consisted of a $1.0 billion facility that expires in June 2009, and a 364-day $1.0 billion revolving credit facility that was put in place on March 11, 2005. During February 2006, Monsanto elected to not renew the 364-day facility, and it expired on March 10, 2006.

NOTE 10.	POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
Pension Benefits
(Dollars in millions)	2006	2005	2006	2005

Service Cost for Benefits Earned During the Period	$10	$8	$21	$17
Interest Cost on Benefit Obligation	23	22	48	46
Assumed Return on Plan Assets	(27)	(25)	(58)	(53)
Amortization of Unrecognized Net Loss	12	9	27	18

Total Net Periodic Benefit Cost	$18	$14	$38	$28

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
Health Care and Other Postretirement Benefits
(Dollars in millions)	2006	2005	2006	2005

Service Cost for Benefits Earned During the Period	$3	$3	$7	$6
Interest Cost on Benefit Obligation	5	4	9	10
Amortization of Unrecognized Net Loss	2	1	3	2

Total Net Periodic Benefit Cost	$10	$8	$19	$18

Monsanto contributed $61 million and $60 million to its pension plans in the six months ended Feb. 28, 2006, and Feb. 28, 2005, respectively. Pension contributions were less than $1 million for the three months ended Feb. 28, 2006. The company did not make any contributions to its pension plans for the three months ended Feb. 28, 2005. As of Feb. 28, 2006, management expects to make additional contributions of approximately $1 million to the company’s pension plans in fiscal year 2006. Pending management’s assessment of 2006 results of operations, the company may reassess planned contributions to its pension plans.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 11.	STOCK-BASED COMPENSATION PLANS

As described in Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on Sept. 1, 2005, Monsanto adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Monsanto adopted SFAS 123R using the modified prospective transition method. Under this method, the company’s consolidated financial statements as of and for the three and six months ended Feb. 28, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior fiscal years have not been restated to reflect, and do not include, the impact of SFAS 123R. The following table shows total stock-based compensation expense included in the Statement of Consolidated Operations for the three months and six months ended Feb. 28, 2006. Compensation cost capitalized in inventories was immaterial for the three months and six months ended Feb. 28, 2006.

	Three Months Ended Feb. 28,	Six Months Ended Feb. 28,

(Dollars in millions)	2006	2006

Cost of Goods Sold	$1	$2
Selling, General and Administrative Expenses(1)	15	27
Research and Development Expenses	4	6

Pre-Tax Stock-Based Compensation Expense	20	35
Income Tax Benefit	(8)	(13)

Net Stock-Based Compensation Expense	$12	$22

(1)

Includes $5 million and $10 million for the three months and six months ended Feb. 28, 2006, respectively, related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R, resulting in incremental expense of $10 million and $17 million, respectively.

As of Feb. 28, 2006, pre-tax unrecognized compensation expense, net of estimated forfeitures, was $67 million for stock options, which will be recognized as expense over a weighted-average period of 2.2 years; $13 million for nonvested restricted stock units, which will be recognized over a weighted-average period of 1.9 years; and $3 million for nonvested restricted stock, which will be recognized over a weighted-average period of 2.8 years.

Upon adoption of SFAS 123R, Monsanto began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS No. 123, Accounting for Stock-Based Compensation. The weighted-average estimated value of employee stock options granted during the second quarter of fiscal years 2006 and 2005 was $25.22 and $13.79, respectively. The weighted-average estimated value of employee stock options granted during the six months ended Feb. 28, 2006, and 2005, was $19.10 and $9.99, respectively.

In accordance with the modified prospective transition method, Monsanto’s consolidated financial statements for prior fiscal years have not been restated and do not include the impact of SFAS 123R. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS 123R. Stock-based compensation included in net income in the three months and six months ended Feb. 28, 2005, included expense for awards of restricted stock, restricted stock units, stock appreciation rights and awards granted under the Monsanto Non-Employee Director Equity Incentive Compensation Plan. For purposes of this pro forma disclosure, the estimated fair value of the award is assumed to be expensed over the award’s vesting period using the Black-Scholes model.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Three Months Ended	Six Months Ended

(Dollars in millions, except per share amounts)	Feb. 28, 2005	Feb. 28, 2005

Net Income:
As reported	$373	$333
Add: Stock-based compensation expense included in reported Net Income, net of tax	7	10
Less: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(12)	(21)

Pro forma	$368	$322

Basic Earnings per Share:
As reported	$1.40	$1.25
Pro forma	$1.38	$1.21
Diluted Earnings per Share:
As reported	$1.37	$1.23
Pro forma	$1.35	$1.19

NOTE 12.	COMPREHENSIVE INCOME

Comprehensive income includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments, gains and losses on the foreign currency hedge of the company’s net investment in a foreign subsidiary, net unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and net accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,

(Dollars in millions)	2006	2005	2006	2005

Comprehensive Income	$513	$457	$601	$563

The components of accumulated other comprehensive loss are as follows:

	As of Feb. 28,	As of Aug. 31,

(Dollars in millions)	2006	2005

Accumulated Foreign Currency Translations	$(476)	$(593)
Net Unrealized Gains on Investments, Net of Taxes	7	7
Net Accumulated Derivative Loss, Net of Taxes	(17)	(2)
Minimum Pension Liability, Net of Taxes	(301)	(301)

Accumulated Other Comprehensive Loss	$(787)	$(889)

NOTE 13.	EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options using the treasury stock method. Dilutive potential common shares noted below exclude stock options of 0.1 million and less than 0.1 million for the three months ended Feb. 28, 2006, and Feb. 28, 2005, respectively, and 0.2 million and less than 0.1 million for the six months ended Feb. 28, 2006, and Feb. 28, 2005, respectively. These potential common shares were excluded because their effect was antidilutive or because the options’ exercise prices were greater than the average market price of the common shares.

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,

	2006	2005	2006	2005

Weighted-Average Number of Common Shares	269.6	266.5	269.0	265.6
Dilutive Potential Common Shares	5.7	6.4	5.8	5.7

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 14.	SUPPLEMENTAL CASH FLOW INFORMATION

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes were as follows:

	Six Months Ended Feb. 28,

(Dollars in millions)	2006	2005

Interest	$63	$48
Taxes	73	39

During the first half of fiscal 2006, the company recorded the following noncash investing and financing transactions:

•

In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. Through Feb. 28, 2006, the company had acquired 0.4 million shares for $30 million, which is included in accrued liabilities as of Feb. 28, 2006.

•	In first quarter 2006, the company recognized noncash transactions related to acquisitions. See Note 3 — Business Combinations — for details of assets acquired and liabilities assumed in acquisitions.

•	In second quarter 2006, the board of directors declared a dividend which is payable in third quarter 2006. As of Feb. 28, 2006, a dividend payable of $54 million was recorded.

•

In second quarter 2006, an intangible asset and a liability in the amount of $61 million was recorded as a result of minimum annual royalty provisions in the UC license agreement described in Note 7 — Goodwill and Other Intangible Assets.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Litigation and Indemnification: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia’s name and for which Monsanto assumed responsibility under the Separation Agreement (defined below). Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict Monsanto’s business activities. Information with respect to these lawsuits appears in Part I — Item 3 — Legal Proceedings in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, in Part II — Item 1 — Legal Proceedings in Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, and in this Form 10-Q. While the ultimate liabilities resulting from such lawsuits may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity, excluding liabilities relating to Solutia.

Following receipt of a patent relating to bovine growth hormone, on Feb. 17, 2004, the Regents of the University of California (UC) filed suit against Monsanto in the U.S. District Court for the Northern District of California. UC sought damages, including a paid-up license, and an injunction for the alleged infringement of the patent by sales of Monsanto’s POSILAC bovine somatotropin product. The case was set for trial beginning Feb. 27, 2006; however, it was resolved on Feb. 26, 2006, when UC dismissed its claims. At that time, Monsanto and UC also entered into an agreement granting Monsanto a commercial license under UC’s patent estate for the manufacture of bovine somatotropin, which license is exclusive, subject to certain rights maintained by the U.S. government, because UC’s work was performed with federal funding. Monsanto has paid UC a $100 million upfront royalty and will pay an ongoing royalty of 15 cents per dose of POSILAC sold to dairy producers with a minimum annual royalty of $5 million through the 2023 expiration of UC’s patent estate.

As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Three separate complaints filed in

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

October 1999 are being handled collectively and currently involve approximately 16,800 plaintiffs. The plaintiffs allege that they were exposed to Agent Orange and that as a result they suffered injuries or their children suffered birth defects. They seek damages of 300 million won (approximately $312,000 as of Apr. 4, 2006) per plaintiff. In 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims on the basis of lack of causation and statutes of limitations. The plaintiffs filed an appeal de novo with the Seoul High Court. On Jan. 26, 2006, the Seoul High Court affirmed the denial of any recovery for approximately 10,000 plaintiffs, determining that they had failed to show that any injuries they claimed were caused by exposure to the Agent Orange. In addition, for approximately 6,800 plaintiffs, the Seoul High Court reversed the decision of the Seoul District Court and awarded damages jointly against Dow Chemical and the former Monsanto Company in the amount of $62 million, plus pre-judgment interest in the amount of approximately $30 million and post-judgment interest at the rate of 20% per annum. On Feb. 17, 2006, Dow Chemical and the former Monsanto Company filed a notice of appeal with the Korean Supreme Court, as did the plaintiffs. Management does not believe it is probable that Monsanto will incur this liability, and accordingly, has not recorded a charge for the judgment.

Solutia Inc.: The following discussion provides new and updated information regarding proceedings related to Solutia. Other information with respect to Solutia matters appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2005. Pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities are referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

Following is an update of certain of the proceedings related to Solutia’s bankruptcy:

•

Monsanto filed its proof of claim on Nov. 29, 2004, and it remains effective. Solutia, the Creditors’ Committee, Monsanto and Pharmacia have agreed that Monsanto and Pharmacia may amend their initial proofs of claim and file additional claims through June 1, 2006, which date may be extended by further agreement of the parties.

•

On Feb. 14, 2006, Solutia filed its Plan of Reorganization (Plan) and accompanying Disclosure Statement (Disclosure Statement) with the Bankruptcy Court. The Plan is supported by the Creditors’ Committee, the Retirees’ Committee, Pharmacia and Monsanto. Monsanto’s contribution commitment to Solutia under the Plan is substantially similar to that described in the agreement-in-principle Monsanto reached on June 7, 2005, with Solutia and the Creditors’ Committee, namely: Monsanto will (i) backstop a $250 million rights offering to certain unsecured creditors who will be given the opportunity to purchase 22.7 percent of the common stock of Reorganized Solutia; (ii) accept financial responsibility for toxic tort litigation relating to Pharmacia’s chemical business that occurred prior to Sept. 1, 1997; (iii) accept financial responsibility for environmental remediation obligations at sites relating to Pharmacia’s chemical business which Solutia never owned or operated; and (iv) share financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois, provided that Solutia will pay the first $50 million out of the rights offering (described above), Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia’s Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility equally. The Plan provides for a comprehensive retiree settlement and includes a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997. In consideration for Monsanto’s contributions described in the Plan, the resolution of Monsanto’s claims in Solutia’s Chapter 11 case, and settlement of ongoing and potential litigation in the case, among other things, Monsanto would receive common stock in Reorganized Solutia. Monsanto’s equity interest in Reorganized Solutia is expected to range from approximately 45 percent to 49 percent, assuming Monsanto is required to make the full investment contemplated by the rights offering under its backstop commitment and based upon an estimated range of unsecured claims against Solutia.

•

The Bankruptcy Court must consider the legal adequacy of the Disclosure Statement and has scheduled a hearing for this purpose on May 1, 2006. However, the Equity Committee participating in Solutia’s bankruptcy proceeding has

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

filed a preliminary objection to the Disclosure Statement and seeks a 120-day continuance of the hearing to conduct discovery relating to the Disclosure Statement. Once the Court determines that the Disclosure Statement provides sufficient information for creditors and other parties to vote on the Plan, the Plan and Disclosure Statement will be distributed to all parties for voting purposes. Following the voting process, the Bankruptcy Court will hold a hearing to consider court approval or “confirmation” of the Plan. If the Court confirms the Plan, Solutia would emerge from Chapter 11 thereafter.

A charge in the amount of $284 million (the “Solutia-related charge” or the “charge”) was recorded in Monsanto’s first quarter fiscal 2005 results to reflect the discounted cost that Monsanto expects to incur in connection with the third-party tort litigation and environmental liabilities that Monsanto is managing, defending and funding on Pharmacia’s behalf and which are Solutia’s Assumed Liabilities. As of Feb. 28, 2006, $226 million was recorded in the Condensed Statement of Consolidated Financial Position ($51 million in current liabilities and $175 million in long-term liabilities). Actual costs to Monsanto may differ materially from this estimate.

Receivables of $55 million were recorded as of Feb. 28, 2006 ($27 million was recorded in miscellaneous receivables and $28 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of the $150 million and $400 million PCB litigation settlement amounts paid by Monsanto during August and September 2003. Monsanto expects these receivables to be paid over three years, in quarterly installments which began in March 2005.

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

The degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge or other of Solutia’s Assumed Liabilities or Solutia-related expenses is uncertain until the outcome of all matters in the Chapter 11 proceeding are resolved. The Plan is supported by the Creditors’ Committee, the Official Committee of Retirees, Pharmacia and Monsanto. The Plan must be voted upon by Solutia’s creditors and other interested parties and must be approved by the Bankruptcy Court. However, no assurance can be given that the Plan will be approved.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia’s current or former operations. The following discussion updates information regarding the significant environmental matters reflected in the Solutia-related charge. Other information with respect to such matters appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2005.

Monsanto is performing various remedial activities at the IndustriPlex site in Woburn, Massachusetts. In January 2006, the EPA published a Record of Decision identifying additional remedial work it anticipates for the Aberjona River, which is downstream of the IndustriPlex Site. EPA has not approached any parties to perform the additional remedial work, so it is unclear what Monsanto’s responsibilities on Pharmacia’s behalf will be for that additional remedial work.

Other Solutia-related matters: Monsanto is a party to several agreements with Solutia for the supply of raw materials and services used in the production of an intermediate for glyphosate at Monsanto’s facility at Chocolate Bayou, Texas. In February 2006, Monsanto prepaid Solutia $29 million for raw materials and services in consideration for a reduction in future payments owed by Monsanto under the supply agreements. As of the date of this Report, approximately $20 million of the prepayment amount remains outstanding.

Guarantees: As disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil. Due to the seasonal nature of Monsanto’s business and increased customer participation in the loan programs, the level of customer loans with these banks and related Monsanto guarantees has increased since Aug. 31, 2005. As a result, the maximum potential amount of future payments under these guarantees was $124 million as of Feb. 28, 2006. Based on a current assessment of credit exposure, Monsanto

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

has recorded a liability of $2 million related to these guarantees. Monsanto’s recourse under these guarantees is limited to the customers, and it is not currently estimable. Disclosure regarding these guarantees and other guarantees Monsanto provides for certain customer loans in the United States can be found in Note 5 — Customer Financing Programs — of this Form 10-Q.

Except as described above, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2005. Disclosures regarding these guarantees made by Monsanto can be found in Note 23 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005. Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia’s Assumed Liabilities can be found above.

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

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,

(Dollars in millions)	2006	2005	2006	2005

Net Sales(1)
Corn seed and traits	$811	$646	$1,078	$873
Soybean seed and traits	449	443	622	623
Vegetable and fruit seed(2)	148	—	273	—
All other crops seeds and traits	97	92	188	153

Total Seeds and Genomics	$1,505	$1,181	$2,161	$1,649

ROUNDUPand other glyphosate-based herbicides	$427	$480	$976	$915
All other agricultural productivity products	268	247	468	416

Total Agricultural Productivity	$695	$727	$1,444	$1,331

Total	$2,200	$1,908	$3,605	$2,980

EBIT(3)
Seeds and Genomics	$615	$492	$634	$506
Agricultural Productivity	40	49	133	(179)

Total	$655	$541	$767	$327

Depreciation and Amortization Expense
Seeds and Genomics	$80	$65	$169	$128
Agricultural Productivity	46	47	90	93

Total	$126	$112	$259	$221

(1)	Represents net sales from continuing operations.
(2)	Consists of net sales from Seminis, which was acquired by Monsanto in the third quarter of fiscal year 2005. See Note 3 — Business Combinations — for further discussion of the Seminis acquisition.
(3)

EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statement of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,

(Dollars in millions)	2006	2005	2006	2005

EBIT	$655	$541	$767	$327
Interest Expense — Net	20	14	38	30
Income Tax Provision (Benefit)(1)	195	154	230	(36)

Net Income	$440	$373	$499	$333

(1)	Includes the income tax provision from continuing operations and the income tax benefit from discontinued operations.

NOTE 17.	DISCONTINUED OPERATIONS

Environmental technologies businesses: As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, in second quarter 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. (“Enviro-Chem” or the “environmental technologies businesses”) that met the “held for sale” criteria under SFAS 144, and in August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. The title to the receivable related to this power plant and related fixed assets was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of Feb. 28, 2006, and Aug. 31, 2005. As of Aug. 31, 2005, this receivable had a related deferred tax asset of $5 million recorded as an asset of discontinued operations. As of Feb. 28, 2006, this receivable had a deferred tax liability of $4 million recorded as a liability of discontinued operations due to management’s decision to include this receivable as part of the disposition for income tax purposes. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2006.

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

European wheat and barley business and plant-made pharmaceuticals program: As discussed earlier in Note 4 — Restructuring, in October 2003, Monsanto announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment.

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

As a result of the plans to sell the three businesses discussed above, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for the three and six months ended Feb. 28, 2006, and Feb. 28, 2005, the Statement of Consolidated Operations has been conformed to this presentation. As of Feb. 28, 2006, and Aug. 31, 2005, the Statement of Consolidated Financial Position has been conformed to this presentation. The remaining assets and liabilities of the environmental technologies businesses as of Feb. 28, 2006, and Aug. 31, 2005, follow:

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	As of Feb. 28,	As of Aug. 31,

(Dollars in millions)	2006	2005

Assets of Discontinued Businesses Held for Sale:
Miscellaneous receivables	$10	$10
Deferred tax assets	—	5

Total Assets of Discontinued Businesses Held for Sale	$10	$15

Liabilities of Discontinued Businesses Held for Sale:
Current liabilities	$4	$11

Total Liabilities of Discontinued Businesses Held for Sale	$4	$11

The following amounts related to the environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,

(Dollars in millions)	2006	2005	2006	2005

Net Sales	$—	$36	$—	$77

Income from Operations of Discontinued Businesses	—	2	—	2
Income Tax Benefit	—	—	—	(86)

Income on Discontinued Operations	$—	$2	$—	$88

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, we sold substantially all of these businesses. In fiscal year 2004, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and we sold the assets associated with our European wheat and barley business. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three and six months ended Feb. 28, 2006, and Feb. 28, 2005, the Statement of Consolidated Operations has been conformed to this presentation. Also, under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Condensed Statement of Consolidated Financial Position as of Feb. 28, 2006, and Aug. 31, 2005. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Item 1 — Note 17 — Discontinued Operations — for further details.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2005. Financial information for the first six months of fiscal year 2006 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise indicated, in MD&A, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

Non-GAAP Financial Measures

MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income, cash flows, financial position, or comprehensive income, as determined in accordance with U.S. GAAP.

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statement of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 16 — Segment Information — for a reconciliation of EBIT to net income (loss) for the three and six months ended Feb. 28, 2006, and Feb. 28, 2005.

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

Executive Summary

Consolidated Operating Results — Net sales increased $292 million in the three-month comparison and $625 million in the six-month comparison. In second quarter 2006, net sales improved as a result of increased sales of U.S. corn seed and traits and sales from the Seminis Inc. vegetable and fruit seed business (Seminis) that we acquired in March 2005. Sales of ROUNDUP and other glyphosate-based herbicides decreased in the Europe-Africa and Asia-Pacific regions, which more than offset increased sales in the United States. In first half 2006, net sales increased as a result of sales from Seminis and increased sales of U.S. corn seed and traits. Further, Agricultural Productivity net sales improved primarily because of increased sales volume of ROUNDUP and other glyphosate-based herbicides, acetanilide-based herbicides, and animal agriculture products all in the United States. The effective tax rate for the second quarter 2006 was 31 percent, compared with 29 percent in the second quarter 2005. The effective tax rate for the first half of 2006 was 32 percent, compared with 17 percent in the prior-year comparable period. Net income in second quarter 2006 was $1.60 per share, compared with $1.37 per share in second quarter 2005. Net income in the first half of 2006 was $1.82 per share, compared with $1.23 per share in the prior-year comparable period.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) on Sept. 1, 2005. As a result, the second quarter and first half results of 2006 included incremental after-tax stock-based compensation expense of $10 million ($0.04 per share) and $16 million ($0.06 per share), respectively. See Note 11 — Stock-Based Compensation Plans — for additional discussion.

The following are significant factors which affected the first half 2005 results:

•	We recorded an after-tax charge of $181 million ($284 million pretax), or $0.67 per share, associated with certain liabilities in connection with the Solutia bankruptcy.

•

We recorded a deferred tax benefit of $106 million, or $0.39 per share, as a result of the loss incurred on the European wheat and barley business. Of this tax benefit, $20 million was recorded in continuing operations and $86 million was recorded in discontinued operations.

Financial Condition, Liquidity, and Capital Resources — In first half 2006, net cash provided by operations was $331 million, compared with $453 million in the prior-year first half. Net cash required by investing activities was $466 million in first half 2006, compared with net cash provided by investing activities of $47 million in first half 2005. Free cash flow was a negative $135 million in the first half of 2006, compared with a source of cash of $500 million in the prior-year first half. In first half 2005, the timing of the maturities of our short-term investments created a source of cash of $300 million, compared

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

with no maturities in the current-year first half. In the first half of 2006, we used cash of $157 million for capital expenditures primarily for the expansion of seed production and research facilities for corn and cotton, $125 million for a contingent payment related to the Seminis acquisition, $100 million for an animal agriculture upfront royalty payment, and $54 million for the acquisition of five regional seed companies by American Seeds, Inc. (ASI). In first half 2005, we used cash of $173 million for the Advanta acquisition and ASI’s acquisition of Channel Bio, and we used cash of $83 million for capital expenditures. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.

Outlook — We have evolved to a company led by its strengths in plant breeding, seeds and biotechnology traits as a means of delivering value to our customers. We aim to continually improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers and better feed for animals. Our current research-and-development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. We aspire to bring new solutions to our customers’ unmet needs, for example, crops with improved oil and protein composition or with drought tolerance. Our capabilities in biotechnology and breeding research are generating a potentially rich product pipeline that is expected to drive long-term growth. Our biotechnology and trait pipeline is focused on products that provide beneficial genetic traits to enhance plants’ growth or to provide nutritional or other benefits to farmers, food and feed processors, or consumers. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products. As a key determinant of our ability to launch new products, we have focused on aspects of the process we can control. We also continue to focus on different sales and distribution opportunities for our products.

In fiscal year 2005, we completed the acquisitions of Advanta and Seminis and formed ASI, which acquired Channel Bio and NC+ Hybrids. In fiscal year 2005, we also completed the acquisition of Stoneville Pedigreed Seed Co. (formerly known as Emergent Genetics, Inc.) and Emergent Genetics India Ltd. (collectively, “Stoneville”). Through the date of this Report, ASI has acquired several regional U.S. seed companies in 2006. Seminis is well positioned to capitalize on the vegetable and fruit segment of the agriculture industry and expands our ability to grow. We aim to improve and to grow the Seminis business by applying our molecular breeding and marker capabilities to its library of vegetable and fruit germplasm. Further, the addition of Stoneville completes a strategic cotton germplasm and traits platform modeled on our branded and licensing strategies for corn and soybeans. In fiscal year 2006, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plan.

ROUNDUP herbicides remain the market leader. We are focused on optimizing the supply chain and managing the costs associated with our agricultural chemistry business as that sector matures globally. The mix of our glyphosate products sold reflects the increased competitive dynamics of the marketplace.

We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (See Note 15 for further details), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. Accordingly, in first quarter 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia’s bankruptcy. The charge may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process.

See the “Outlook” section of MD&A for a more detailed discussion of certain of the opportunities, challenges and risks we have identified for our business.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,

	2006	2005	% Change	2006	2005	% Change

Net Sales	$2,200	$1,908	15%	$3,605	$2,980	21%
Gross Profit	1,240	1,015	22%	1,874	1,506	24%
Operating Expenses:
Selling, general and administrative expenses	393	314	25%	743	580	28%
Research and development expenses	173	127	36%	341	246	39%
Acquired in-process research and development (see Note 3)	—	—	—	—	12	(100)%
Restructuring charges — net	—	7	(100)%	—	8	(100)%

Total Operating Expenses	566	448	26%	1,084	846	28%

Income from Operations	674	567	19%	790	660	20%
Interest expense	33	24	38%	65	49	33%
Interest income	(13)	(10)	30%	(27)	(19)	42%
Solutia-related expenses (see Note 15)	7	9	(22)%	13	293	(96)%
Other expense — net	12	19	(37)%	10	42	(76)%

Income from Continuing Operations Before Income Taxes	635	525	21%	729	295	147%
Income tax provision	195	154	27%	230	50	360%

Income from Continuing Operations	440	371	19%	499	245	104%
Discontinued Operations (see Note 17):
Income from operations of discontinued businesses	—	2	(100)%	—	2	(100)%
Income tax benefit	—	—	—	—	(86)	(100)%

Income on Discontinued Operations	—	2	(100)%	—	88	(100)%

Net Income	$440	$373	18%	$499	$333	50%

Diluted Earnings per Share:
Income from continuing operations	$1.60	$1.36	18%	$1.82	$0.90	102%
Income on discontinued operations	—	0.01	(100)%	—	0.33	(100)%

Net Income	$1.60	$1.37	17%	$1.82	$1.23	48%

Effective Tax Rate (continuing operations)	31%	29%		32%	17%
Comparison as a Percent of Net Sales:
Gross profit	56%	53%		52%	51%
Selling, general and administrative expenses	18%	16%		21%	19%
Research and development expenses	8%	7%		9%	8%
Total operating expenses	26%	23%		30%	28%
Income from continuing operations before income taxes	29%	28%		20%	10%
Net income	20%	20%		14%	11%

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Second Quarter Fiscal Year 2006

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:

Net sales increased 15 percent in second quarter 2006 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 27 percent and our Agricultural Productivity segment net sales decreased 4 percent. The following table presents the percentage changes in second quarter 2006 worldwide net sales by segment compared with the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Second Quarter 2006 Percentage Change in Net Sales vs. Second Quarter 2005

	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	12%	—	—	12%	15%	27%
Agricultural Productivity Segment	(10)%	7%	(1)%	(4)%	—	(4)%
Total Monsanto Company	3%	3%	(1)%	5%	10%	15%

(1)

See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2006 and 2005. Acquisitions are segregated in this presentation for one year from the acquisition date.

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

Gross profit increased 22 percent in the three-month comparison. Total company gross profit as a percent of net sales increased 3 percentage points to 56 percent in second quarter 2006 driven by the increase in sales and gross profit from the Seeds and Genomics segment. Gross profit as a percent of sales for the Seeds and Genomics segment increased 1 percentage point in the quarter-over-quarter comparison to 67 percent. This improvement was primarily driven by increased penetration of higher margin stacked traits, particularly in U.S. corn. This positive factor was partially offset by $12 million in amortization associated with the inventory step-up for the Seminis acquisition. An inventory step-up is a purchase accounting requirement to write-up inventory to its market value at the time the acquisition is completed. Until the acquired inventory is sold, we earn less gross profit on our sales for the acquired businesses. Gross profit as a percent of sales for the Agricultural Productivity segment was 33 percent for both three-month periods. See the “Agricultural Productivity Segment” section of the MD&A for a more detailed discussion of the factors affecting the Agricultural Productivity gross profit.

Operating expenses increased 26 percent, or $118 million, in second quarter 2006 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 25 percent and R&D expenses increased 36 percent primarily because of expenses of the businesses we acquired in 2005, largely Seminis and, to a lesser extent, NC+ Hybrids and Stoneville. Also, SG&A and R&D expenses increased because of higher staffing levels in 2006. Further, in 2006, we recorded stock-based compensation expense in accordance with SFAS 123R; accordingly, we recorded an incremental $10 million in SG&A expenses and an incremental $4 million in R&D expenses (see Note 11 — Stock-Based Compensation Plans). As a percent of net sales, SG&A expenses increased 2 percentage points to 18 percent, and R&D expenses increased 1 percentage point to 8 percent in second quarter 2006 compared to second quarter 2005.

Interest expense increased $9 million in the three-month comparison because of higher borrowings related to the 5½% 2035 Senior Notes we issued in July 2005 and higher commercial paper outstanding in second quarter 2006. There was no commercial paper outstanding in second quarter 2005.

Interest income increased $3 million in the quarter-over-quarter comparison because of interest earned on cash deposits in Brazil in the second quarter 2006.

Income tax provision was $195 million in second quarter 2006, compared with $154 million in the prior-year quarter. The effective tax rate increased to 31 percent from 29 percent in second quarter 2005. Second quarter 2006 includes a tax benefit of $31 million resulting from the conclusion of an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group) by the Internal Revenue Service (IRS) and, to a lesser extent, favorable adjustments related to various state income tax issues. Without these favorable adjustments, our effective rate would have been higher in second quarter 2006, driven by a shift in Monsanto’s projected earnings mix to higher tax rate jurisdictions.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

First Half of Fiscal Year 2006

The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2006 and 2005 income from continuing operations:

Net sales increased 21 percent in first half 2006 from the same period a year ago. Our Seeds and Genomics segment net sales improved 31 percent and our Agricultural Productivity segment net sales improved 8 percent. The following table presents the percentage changes in first half 2006 worldwide net sales by segment compared with the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2006 Percentage Change in Net Sales vs. First Half 2005

	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	9%	2%	1%	12%	19%	31%
Agricultural Productivity Segment	6%	1%	1%	8%	—	8%
Total Monsanto Company	8%	2%	1%	11%	10%	21%

(1)

See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2006 and 2005. Acquisitions are segregated in this presentation for one year from the acquisition date.

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

Gross profit increased 24 percent in the six-month comparison. Total company gross profit as a percent of net sales increased 1 percentage point to 52 percent in the first half of 2006 from the same period a year ago.

•

Gross profit as a percent of sales for the Seeds and Genomics segment increased 1 percentage point to 65 percent in the first half comparison. This improvement was primarily driven by increased penetration of higher margin stacked traits, particularly in U.S. corn. This positive factor was partially offset by $23 million in amortization associated with the inventory step-up for the Seminis acquisition, which negatively affected gross profit as a percent of sales.

•

Gross profit as a percent of sales declined 1 percentage point for the Agricultural Productivity segment to 33 percent in first half 2006 because of lower average net selling prices of our ROUNDUP and glyphosate-based herbicides stemming from competitive pressures, a mix shift to our lower-priced branded products and an August 2005 price reduction for certain branded U.S. herbicides. Also, as a result of the hurricanes in August and September 2005, we experienced higher cost of goods sold for U.S. ROUNDUP herbicides because of price increases for certain raw materials and energy required for glyphosate production and higher conversion costs. As a percent of net sales, POSILAC gross profit declined in the six-month comparison because of increased cost of goods sold primarily driven by actions implemented to further reduce bulk powder production to better manage working capital. A favorable mix and a price increase for our U.S. acetanilide-based h erbicides, coupled with first half 2005 portfolio rationalization of other selective herbicides in Argentina, offset these factors.

Operating expenses increased 28 percent, or $238 million, in first half 2006 from the prior-year comparable half. In the six-month comparison, SG&A expenses increased 28 percent and R&D expenses increased 39 percent primarily because of expenses of the businesses we acquired in 2005, higher staffing levels, and stock-based compensation. In accordance with SFAS 123R, we recorded an incremental $17 million in SG&A expenses and an incremental $6 million in R&D expenses for stock-based compensation (see Note 11). As a percent of net sales, SG&A expenses increased 2 percentage points to 21 percent, and R&D expenses increased 1 percentage point to 9 percent in first half 2006. Additionally, the six month comparison was impacted by the $12 million write-off, in the first half of 2005, of acquired in-process R&D (IPR&D), related to the acquisitions of Channel Bio and Advanta. Management believed the technological feasibility of the acquired IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

Interest expense increased $16 million in the six-month comparison because of higher borrowings related to the 5½% 2035 Senior Notes we issued in July 2005 and higher commercial paper outstanding in first half 2006. There was no commercial paper outstanding in first half 2005.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Interest income increased $8 million in the six-month comparison because of interest earned on cash deposits in Brazil in the first half of 2006.

In first half 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge was based on the best estimates by our management with input from our legal and other outside advisors. We believe that this charge, based on what is known at the time of filing this report, represents the estimated discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, actual costs to the company may be materially different from this estimate. See Note 15 — Commitments and Contingencies — for further details.

Other expense — net was $10 million in first half 2006, compared with $42 million in first half 2005. In first quarter 2005, we established a $15 million reserve for litigation (unrelated to Solutia’s Assumed Liabilities), which was paid out in second quarter 2005.

Income tax provision increased from $50 million in first half 2005 to $230 million in first half 2006, and the effective tax rate increased from 17 percent to 32 percent, respectively, primarily the result of the following three items:

•	The effective tax rate for the first half of fiscal 2005 was affected by the $284 million Solutia-related charge (aftertax $181 million).

•

A tax benefit of $31 million was recorded in February 2006 as a result of the conclusion of an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group) by the IRS and, to a lesser extent, favorable adjustments related to various state income tax issues.

•

A tax benefit of $20 million was recorded in continuing operations in the first half of 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 8 — Income Taxes).

Without these items, our effective tax rate for the first half of 2006 would have been higher than the 2005 rate, driven by a shift in Monsanto’s projected earnings mix to higher tax rate jurisdictions.

The factors above explain the change in income from continuing operations. In the first half of 2005, we recorded income on discontinued operations of $88 million. As discussed in Note 8, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.39 per share, in the first half of 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill impairment related to our global wheat business recorded in continuing operations in fiscal year 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes Monsanto from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during the quarter ended Nov. 30, 2004.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,

	2006	2005	% Change	2006	2005	% Change

Net Sales
Corn seed and traits	$811	$646	26%	$1,078	$873	23%
Soybean seed and traits	449	443	1%	622	623	0%
Vegetable and fruit seed	148	—	NM	273	—	NM
All other crops seeds and traits	97	92	5%	188	153	23%

Total Net Sales	1,505	$1,181	27%	2,161	$1,649	31%

Gross Profit
Corn seed and traits	538	$407	32%	$691	$535	29%
Soybean seed and traits	338	334	1%	452	449	1%
Vegetable and fruit seed	86	—	NM	149	—	NM
All other crops seeds and traits	47	34	38%	103	73	41%

Total Gross Profit	$1,009	$775	30%	$1,395	$1,057	32%

EBIT(1)	$615	$492	25%	$634	$506	25%

NM = Not Meaningful

(1)

EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2006

Net sales of corn seed and traits increased 26 percent, or $165 million, in the three-month comparison primarily because of an increase in sales of U.S. corn seed and traits. In second quarter 2006, our corn seed and traits sales volume and sales mix improved because of higher sales volume of branded seed and traits stemming from stronger customer demand in the United States. Increased trait penetration and growth in stacked traits also favorably impacted our licensed and ASI channels in the United States. Further, net sales of ASI improved because of revenues from recently acquired ASI subsidiaries which were not part of the company’s operations during this period last year.

In second quarter 2006, vegetable and fruit seed net sales of $148 million represented 10 percent of total Seeds and Genomics net sales. These incremental net sales stem from our March 2005 acquisition of Seminis.

EBIT for the Seeds and Genomics segment increased $123 million to $615 million in second quarter 2006. The sales increases discussed in this section resulted in $234 million higher gross profit in second quarter 2006. Gross profit as a percent of sales for this segment increased 1 percentage point in the quarter-over-quarter comparison to 67 percent. This improvement was primarily driven by increased penetration of higher margin traits, particularly in U.S. corn. This positive factor was partially offset by $12 million in amortization associated with the inventory step-up for the Seminis acquisition, which negatively affected gross profit as a percent of sales. In the three-month comparison, increased SG&A and R&D expenses related to the 2005 acquisitions partially offset the gross profit improvement.

Seeds and Genomics Financial Performance — First Half of Fiscal Year 2006

The sales explanations provided in the “Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2006” section of MD&A are also applicable for this comparison. Net sales of corn seed and traits increased 23 percent, or $205 million, in the six-month comparison.

In the first half of 2006, vegetable and fruit seed net sales of $273 million represented 13 percent of total Seeds and Genomics net sales.

All other crops seeds and traits net sales increased 23 percent, or $35 million, in the first half of 2006 primarily because of higher cotton trait sales in Australia, stemming from an increase in our cotton trait penetration and an improvement in our cotton sales mix to a higher percentage of the BOLLGARD II with ROUNDUP READY cotton stacked offering.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

EBIT for the Seeds and Genomics segment increased $128 million to $634 million in the first half of 2006. The sales increases discussed in this section resulted in $338 million higher gross profit in the first half of 2006. Gross profit as a percent of sales for this segment increased 1 percentage point in the six-month comparison to 65 percent. This improvement was primarily driven by increased penetration of higher margin traits, particularly in U.S. corn. This positive factor was partially offset by $23 million in amortization associated with the inventory step-up for the Seminis acquisition, which negatively affected gross profit as a percent of sales. In the six-month comparison, increased SG&A and R&D expenses related to the 2005 acquisitions partially offset the gross profit improvement.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,

	2006	2005	% Change	2006	2005	% Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$427	$480	(11)%	$976	$915	7%
All other agricultural productivity products	268	247	9%	468	416	13%

Total Net Sales	$695	$727	(4)%	$1,444	$1,331	8%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$104	$137	(24)%	$286	$288	(1)%
All other agricultural productivity products	127	103	23%	193	161	20%

Total Gross Profit	$231	$240	(4)%	$479	$449	7%

EBIT(1,2)	$40	$49	(18)%	$133	$(179)	174%

(1)

EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

(2)	The six months ended Feb. 28, 2005, includes the $284 million charge associated with certain liabilities in connection with the Solutia bankruptcy.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2006

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 11 percent, or $53 million, in the quarter-over-quarter comparison. Sales volumes of ROUNDUP and other glyphosate-based herbicides decreased 8 percent. We experienced net sales decreases in the Europe-Africa and Asia-Pacific regions, which were partially offset by increased sales in the United States.

Sales volume of ROUNDUP herbicides decreased in the Europe-Africa region, most notably in France, primarily because of a timing shift between first and second quarters of 2006 compared with the timing of sales in 2005. In 2006, sales occurred earlier in France because certain customers purchased ROUNDUP herbicides prior to the implementation of an ecology tax on herbicide sales in November 2005.

In the quarter-over-quarter comparison, volumes of our ROUNDUP and other glyphosate-based herbicides in the Asia-Pacific region decreased primarily in response to lower pricing offered by our competitors related to their Chinese-sourced product and less favorable weather conditions in Australia in 2006 compared with conditions in 2005.

In 2005, we made logistical changes that aligned inventory levels of ROUNDUP herbicides in the United States closer to market demand. We continue to optimize the supply chain to improve our working capital. As a result of these actions, the sales volume of U.S. ROUNDUP herbicides increased in second quarter 2006. In the three-month comparison, the average net selling price of our U.S. branded glyphosate herbicides increased as a result of a shift of sales volumes to our higher-priced branded products, particularly ROUNDUP WEATHERMAX, and lower marketing program discounts, which were partially offset by a price reduction for ROUNDUP WEATHERMAX and RT MASTER that occurred in August 2005.

Sales of all other agricultural productivity products increased 9 percent, or $21 million. Sales of our POSILAC product increased because we were able to increase the number of finished doses allocated among our customers. See the “Outlook — Agricultural Productivity” section in MD&A for background on the POSILAC product allocation.

EBIT for the Agricultural Productivity segment decreased $9 million in second quarter 2006. Gross profit decreased $9 million because of lower sales of ROUNDUP and other glyphosate-based herbicides in the current-year quarter. Gross profit as a percent of sales for the Agricultural Productivity segment was flat at 33 percent in both second-quarter periods. The decline in gross profit as a percent of sales for ROUNDUP and other glyphosate-based herbicides and POSILAC was offset by the improvement in gross profit as a percent of sales for the acetanilide-based herbicides.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Agricultural Productivity Financial Performance — First Half of Fiscal Year 2006

The ROUNDUP and other glyphosate-based herbicides sales and average price increase explanations related to the United States and the Asia-Pacific regions provided in the “Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2006” section of MD&A are also applicable for this comparison. Net sales of ROUNDUP and other glyphosate-based herbicides increased 7 percent, or $61 million, in the first half of 2006. In the six-month comparison, sales volumes of ROUNDUP herbicides increased significantly in the United States and Argentina, which were offset by declines in the Asia-Pacific region and Brazil.

In the six-month comparison, Argentine sales volume of ROUNDUP herbicides increased because of a change in distribution strategy and a successful October 2005 launch of the ROUNDUP ULTRAMAX brand. In Argentina, we previously sold our crop protection products primarily through distributors. In fiscal year 2004, we changed our Argentine distribution strategy to sell directly to growers. Our sales were lower in the first half of 2005, compared with the first half of 2006 primarily because Argentine distributors still had some remaining quantities of our products on hand for sale in the first half of 2005.

Sales of ROUNDUP herbicides in Brazil decreased in the six-month comparison. The average net selling price was lower in the first half of 2006 because we decreased the price of ROUNDUP herbicides twice since the first half of 2005 as a result of competitive conditions.

Sales of all other agricultural productivity products increased 13 percent, or $52 million, in the six-month comparison. Sales of animal agriculture products increased primarily because we increased the number of doses allocated among customers for our POSILAC product after the first half of 2005. In 2005, we made logistical changes that aligned inventory levels of acetanilide-based herbicides in the United States closer to market demand. We continue to optimize the supply chain to improve our working capital. As a result of these actions, the sales volume of U.S. acetanilide-based herbicides increased in the first half of 2006. In the six-month comparison, the average net selling price of our U.S. acetanilide-based herbicides increased as a result of lower marketing program discounts.

EBIT for the Agricultural Productivity segment increased $312 million to income of $133 million in the first half of 2006. In the first half of 2005, the largest driver of the negative EBIT was the $284 million Solutia-related charge. Also contributing to the EBIT improvement was higher gross profit of $30 million resulting from the net sales increases discussed throughout this section. Gross profit as a percent of sales for the Agricultural Productivity segment declined 1 percentage point to 33 percent in the first half of 2006. See the “Results of Operations — First Half of Fiscal Year 2006” section of MD&A for the gross profit discussion for this segment.

RESTRUCTURING

Our 2005 results include restructuring activities that affected net income. Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,

	2006	2005	2006	2005

Restructuring Charges — Net(1)	$—	$(7)	$—	$(8)

Loss from Continuing Operations Before Income Taxes	—	(7)	—	(8)
Income Tax Benefit(2)	—	1	—	21

Income (Loss) from Continuing Operations	—	(6)	—	13

Net Income (Loss)	$—	$(6)	$—	$13

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

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

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

In the second quarter 2005, pre-tax restructuring charges of $7 million were related to the Seeds and Genomics segment and included impairments incurred as a result of office closures and asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on revised estimates of losses on dispositions of certain facilities in these countries. Pre-tax restructuring charges of $8 million for the first half of 2005 also included $1 million pretax related to the Agricultural Productivity segment related to workforce reductions. In first quarter 2005, we recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 17— Discontinued Operations — and the “Results of Operations” section of MD&A for a further discussion of the $86 million tax benefit recorded in discontinued operations.

The actions relating to this restructuring plan resulted in after-tax savings of approximately $85 million and $40 million in fiscal years 2005 and 2004, respectively, and they are expected to produce after-tax savings of approximately $85 million to $90 million in fiscal year 2006, with continuing savings thereafter. These actions have lowered our costs, primarily SG&A, as a percent of sales.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Feb. 28,		As of Aug. 31,

	2006	2005	2005

Cash and cash equivalents	$581	$1,096	$525
Short-term investments	171	—	150
Trade receivables — net	2,010	1,913	1,473
Inventories	1,856	1,379	1,664
Other current assets(1)	846	888	832

Total Current Assets	$5,464	$5,276	$4,644

Short-term debt	$566	$99	$282
Accounts payable	379	360	369
Accrued liabilities(2)	1,706	1,351	1,508

Total Current Liabilities	$2,651	$1,810	$2,159

Working Capital(3)	$2,813	$3,466	$2,485
Current Ratio(3)	2.06:1	2.91:1	2.15:1

(1)	Includes miscellaneous receivables, current deferred tax assets, assets of discontinued operations and other current assets.
(2)

Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower accruals, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Feb. 28, 2006, compared with Aug. 31, 2005: Working capital increased $328 million because of the following factors:

•

Trade receivables — net increased $537 million in the first half of 2006 primarily because of the seasonality of our sales and collections excluding customer prepayments, which were classified as accrued liabilities as of Feb. 28, 2006. The effect of foreign currency translation also contributed to this increase.

•

Inventories increased $192 million primarily because of the seasonal nature of our seed, glyphosate-based herbicides and other selective herbicides production in the United States. These inventories have increased over the first half of 2006 in preparation for sales in the second half of 2006. POSILAC inventories increased in order to establish adequate inventory levels to support incremental increases in product supply (see the “Outlook” section in MD&A).

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

These increases to working capital were offset by these factors:

•	Short-term debt increased $284 million. See the debt discussion in the “Capital Resources and Liquidity” section.

•

Accrued liabilities increased $198 million because of higher deferred revenue and grower liabilities (amount payable to farmers who grow seed for Monsanto) in the United States, which is consistent with the seasonality of our business. Our accrued marketing programs decreased between Aug. 31, 2005, and Feb. 28, 2006, because of the timing of payments in the United States.

Feb. 28, 2006, compared with Feb. 28, 2005: Working capital decreased $653 million because of the following factors:

•

Cash and cash equivalents decreased $515 million primarily because of payments for acquisitions in 2005. Additionally, as of Feb. 28, 2005, we did not reinvest the short-term securities that matured in the first half of 2005, which attributed to a higher cash balance.

•	Short-term debt increased $467 million. See discussion in the “Capital Resources and Liquidity” section.

•

Accrued liabilities increased $355 million. In 2006, we collected $119 million more in customer prepayments in the six-month comparison. Dividends payable increased $54 million because of timing of payments. Additionally, the accrued liabilities balance increased because of increased marketing program accruals, accrued compensation, and grower accruals that increased as a result of the growth in our U.S. business and our acquisitions of Seminis and Stoneville.

The decreases to working capital as of Feb. 28, 2006, compared with Feb. 28, 2005, were offset by higher inventories of $477 million primarily because of vegetable and fruit seed inventory of $383 million, which represented 21 percent of total inventory. Additionally, current assets increased because of higher investments of $171 million in short-term securities.

Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $18 million in the first half of 2006 and $60 million in the first half of 2005 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operations in the Statement of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

As of Feb. 28, 2006, there were no outstanding customer loans held by the QSPE, and no related guarantee liability. As of Aug. 31, 2005, the customer loans held by the QSPE and the QSPE’s liability to the conduits was $171 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant.

In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement as amended in May 2005 qualified for sales treatment under SFAS 140. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operations in the Statement of Consolidated Cash Flows. We received $22 million in the first half of 2006 and $5 million in the first half of 2005 from the proceeds of loans made to our customers through this financing program. The amount of

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

loans outstanding was $33 million and $22 million as of Feb. 28, 2006, and Aug. 31, 2005, respectively. We provide a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $1 million as of Feb. 28, 2006, and less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

We also have agreements with banks that provide financing to our customers in Brazil through a credit program that is subsidized by the Brazilian government. Proceeds from the transfer of receivables through the program are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows and totaled $39 million and $26 million for the first six months of fiscal years 2006 and 2005, respectively. The loan balance outstanding as of Feb. 28, 2006, and Aug. 31, 2005, was $84 million and $59 million, respectively. We provide a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program. The guarantee liability recorded was $2 million as of Feb. 28, 2006, and $1 million as of Aug. 31, 2005. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

Cash Flow

	Six Months Ended Feb. 28,

	2006	2005

Net Cash Provided by Operating Activities	$331	$453
Net Cash Provided (Required) by Investing Activities	(466)	47

Free Cash Flow(1)	(135)	500
Net Cash Provided (Required) by Financing Activities	191	(441)

Net Increase in Cash and Cash Equivalents	56	59
Cash and Cash Equivalents at Beginning of Period	525	1,037

Cash and Cash Equivalents at End of Period	$581	$1,096

(1)

Free cash flow represents the total of net cash provided or required by operations and provided or required by investing activities (see the “Overview — Financial Measures” section of MD&A for further discussion).

Cash provided by operations decreased $122 million in the six-month comparison. The change in accounts payable and accrued liabilities was a use of cash of $353 million in the first half of 2006 compared with $163 million in the prior-year half. The timing of U.S. income tax accruals and payments contributed to the increased use of cash in the six-month comparison. Further, our employee incentive payouts were higher as a result of the plan change to a fiscal year basis. Our incentive accrual as of Aug. 31, 2004, which was paid in the first half of 2005, represented an eight-month incentive period. Our incentive plan was changed in fiscal year 2005 to match our change in fiscal year. The incentive accrual as of Aug. 31, 2005, was based on a 12-month incentive period, and was also higher because financial performance improved in 2005 compared with 2004. The increase in income and the source of cash related to the utilization of certain net operating loss carryforwards were offset by an increase in accounts receivable and inventory discussed in the “Working Capital and Financial Condition” section of MD&A.

Cash required by investing activities was $466 million in the first half of 2006 compared with cash provided by investing activities of $47 million in the first half of 2005. In the first half of 2005, the timing of the maturities of our short-term investments was a source of cash of $300 million compared with no maturities in the current-year half. In the first half of 2006, we used cash of $125 million for a contingent payment related to the Seminis acquisition, $100 million for an animal agriculture upfront royalty payment, and $54 million for ASI’s acquisition of five regional seed companies. In the first half of 2005, we used cash of $173 million for the Advanta acquisition and ASI’s acquisition of Channel Bio. Lastly, our capital expenditures were $74 million higher in the first half of 2006 compared with the prior-year first half, primarily driven by expansion of seed production and research facilities for corn and cotton. We expect fiscal 2006 capital expenditures to be in the range of $350 million compared with fiscal year 2005 capital spending of $281 million.

Cash provided by financing activities was $191 million in the first half of 2006 compared with cash required by financing activities of $441 million in the first half of 2005. The net change in short-term financing provided cash of $241 million in the first half of 2006 compared with a use of cash of $95 million in the prior-year half. Cash required for long-term debt reductions was $45 million in the first half of 2006 compared with $278 million in the first half of 2005. On Oct. 25, 2005, our board of directors authorized the purchase of up to $800 million of the company’s stock over a four-year period; no shares were settled under this plan in the first half of 2006. Treasury stock transactions executed in February 2006 will not

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

affect cash required by financing activities until March 2006. In the first half of 2005, treasury stock purchases required cash of $74 million under the $500 million share repurchase program, which was completed in July 2005. Dividend payments increased 19 percent, or $16 million, because we paid dividends of 31.5 cents per share in the first half of 2005 compared with 37 cents per share in the first half of 2006.

Capital Resources and Liquidity

	As of Feb. 28,		As of Aug. 31,

	2006	2005	2005

Short-Term Debt	$566	$99	$282
Long-Term Debt	1,378	1,062	1,458
Total Shareowners’ Equity	6,219	5,830	5,613

Debt-to-Capital Ratio	24%	17%	24%

Total debt outstanding increased $204 million between Feb. 28., 2006, and Aug. 31, 2005, primarily because of increased commercial paper outstanding.

As of Feb. 28, 2006, Monsanto had committed borrowing facilities of $2.0 billion, which were unused. The facilities consisted of a $1.0 billion facility that expires in June 2009, and a 364-day $1.0 billion revolving credit facility that was put in place on March 11, 2005. During February 2006, Monsanto elected not to renew the 364-day facility, and it expired on March 10, 2006.

2006 Acquisitions: In September 2005, ASI acquired five regional U.S. seed companies in separate transactions for an aggregate purchase price of $54 million (net of cash acquired), inclusive of transaction costs of $2 million. Four of the five companies acquired are the shareowners of the CORE Group, an association of family-based seed companies that serve farmers primarily throughout several states in the north central plains region. Those four companies are Fontanelle Hybrids, Inc., Trelay Seed Company, Stone Seed Company, and Stewart Seeds, Inc. (collectively, “the CORE Group”). In the fifth transaction, ASI acquired Specialty Hybrids, Inc. (Specialty), a company primarily serving the Eastern Corn Belt. These acquisitions are expected to further bolster ASI’s ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. The transactions were completed on Sept. 1, 2005, from which time the results of these acquisitions were included in the our consolidated financial statements. For all fiscal year 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 3 — Business Combinations — for the preliminary purchase price allocations as of Feb. 28, 2006.

2005 Acquisitions: In first quarter 2005, we acquired the canola seed businesses of Advanta Seeds for $52 million in cash (net of cash acquired), and ASI acquired Channel Bio Corp. for $104 million in cash (net of cash acquired) and $15 million in liabilities paid in second quarter 2005. In third quarter 2005, ASI, through its Channel Bio subsidiary, acquired NC+ Hybrids, Inc. for $40 million in cash (net of cash acquired).

In third quarter 2005, we acquired Seminis for $1.0 billion in cash (net of cash acquired), and we paid $495 million for repayment of its outstanding debt. The acquisition also included a contingent payment of up to $125 based on the achievement of certain cumulative net sales targets over the 36-month period ending Sept. 30, 2007, or certain other factors. In order to enhance connections among Monsanto and Seminis employees, including the sharing of technology advancements, we are integrating certain support services of Seminis with our other businesses. In conjunction with this integration, in September 2005, Monsanto and the chief executive officer of Seminis agreed that he would assist in the integration and resign by Dec. 31, 2005. As a result, Monsanto determined that the timing of the contingent payment discussed above was accelerated. A $125 million liability was recorded as of Nov. 30, 2005, resulting in additional purchase price and goodwill. This liability was paid during second quarter 2006.

In third quarter 2005, we acquired Stoneville for $305 million (net of cash acquired). We also assumed debt of $16 million in the transaction.

For all fiscal year 2005 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment. As of the acquisition dates, we began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. In first quarter 2006, we finalized plans to integrate or restructure certain activities of Seminis and the Stoneville India business. As a result, asset fair values were reduced by $2

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

million, and additional liabilities of $14 million were recorded, resulting in additional goodwill of $16 million. The plans for Seminis and the Stoneville India business include employee terminations and relocations, exiting certain product lines and facility closures. As of Feb. 28, 2006, estimated integration costs of $21 million have been recognized as current liabilities in the purchase price allocations, and $5 million has been charged against the liabilities, primarily related to payments for employee terminations and relocations.

On Feb. 14, 2006, Solutia filed its Plan of Reorganization (Plan) and accompanying Disclosure Statement with the Bankruptcy Court. Among other things, the Plan provides for $250 million of new investment in a reorganized Solutia in the form of a rights offering to certain unsecured creditors, who will be given the opportunity to purchase 22.7 percent of the common stock in the reorganized Solutia. The date for the rights offering has not been established. Subject to approval of the Bankruptcy Court and confirmation of the Plan, we have agreed to backstop the rights offering, meaning we have agreed to purchase any amount of the rights offering left unsubscribed by the unsecured creditors, up to the entire $250 million of stock. No assurance can be given that the Plan will be approved. See Note 15 for further details.

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

Under the Separation Agreement, we were required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and have sought relief from paying certain liabilities, including Solutia’s Assumed Liabilities. Solutia disclaimed its obligations to defend pending or future litigation relating to Solutia’s Assumed Liabilities and has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we assumed the management and defense of certain of Solutia’s third-party tort litigation and environmental matters. In the process of managing such litigation and environmental liabilities, we determined that it was probable that we would incur some expenses related to such litigation and environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, in first quarter 2005, we recorded a charge in the amount of $284 million based on the best estimates by our management with input from our legal and other outside advisors.

We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Accordingly, our actual costs may be materially different from this estimate. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. See Note 15 under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities, the charge discussed above, and the plan of reorganization filed by Solutia in its bankruptcy proceeding. Also see Part II — Item 1 — Legal Proceedings and Item 5 — Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

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

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Our financial strategy will continue to emphasize both earnings and cash flow. We believe that Monsanto is positioned to sustain earnings growth and strong cash flow. We remain committed to returning value to shareowners through vehicles such as investments that grow and expand the business, an increased dividend rate and share repurchases. We have recently used our cash position for strategic acquisitions and technology investments, and we have used a combination of cash and debt to fund our recent acquisitions. We will continue to evaluate technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts, and acquisition opportunities that meet our strategic needs.

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

We have taken steps to reduce risk and stabilize our business position in Latin America. We continue to monitor the business environment and the related impact on our working capital in Latin American countries, particularly Brazil and Argentina. Brazil experienced drought conditions in the last few years in some regions, including the regions where we have been focusing our point-of-delivery payment system collection efforts. Also, the combination of lower commodity prices and the appreciation of the Brazilian real affected some of our customers’ liquidity in several other Brazilian regions during fiscal year 2005, which has continued in 2006. We took actions to mitigate these credit risks in 2005 and will continue to carefully monitor our Brazilian trade receivables in 2006.

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

As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. To date, our research and marketing have focused on crops grown on significant acreage: corn, cotton and oilseeds, which include soybeans and canola. The acquisition of Seminis has broadened our research and marketing focus to other vegetable and fruit crops. We invest more than 85 percent of our R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. By shifting our focus to create value for farmers in seeds and traits, we have set Monsanto on a path of sustainable growth. We expect increasing gross profit from seeds and traits to more than offset a declining contribution from agricultural chemicals. At the same time, we expect to continue to reduce seed production costs through higher yields on seed production acres and careful management of our seed product portfolio.

Key near-term growth opportunities in our seeds and traits include:

•	Continued growth in Monsanto’s branded and licensed seed market shares, through acquisitions, successful breeding of high-performance germplasm and continuous improvement in the quality of our seeds;

•	Continued growth in licensing of seed germplasm and biotechnology traits to other seed companies through our Holden’s/Corn States business and Cotton States business;

•	Expansion of existing traits, especially in corn, and stacking of additional traits in current biotechnology products;

•	Ability to have flexibility to price our traits in line with the value growers have experienced and expect to continue to experience from our traits;

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

•	Commercialization of second-generation traits, such as BOLLGARD II cotton and ROUNDUP READY Flex cotton; and

•	Improve and grow the Seminis vegetable and fruit seed business by applying our molecular breeding and marker capabilities to Seminis’ library of germplasm.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. ASI intends to continue investing in independent seed businesses and to operate them autonomously as subsidiaries. These investments will allow the operating companies of ASI to more rapidly connect their customers to significant innovations in genetics-based breeding and other new technologies while continuing to operate autonomously and locally, providing service to their customers and building value of their brands. Within our U.S. business, we now have three approaches to the market, each serving unique customers in unique ways: we are selling our branded DEKALB and ASGROW seeds through the distribution channel; we are licensing to more than 250 regional seed companies through our Holden’s/Corn States business; and with the addition of ASI, we are now selling directly to farmers in localized markets. ASI completed the acquisition of Channel Bio in first quarter 2005, the acquisition of NC+ Hybrids in third quarter 2005, and the Core Group and Specialty acquisitions in first quarter 2006.

In third quarter 2005, we completed the acquisition of Seminis, the global leader in the vegetable and fruit seed industry. Seminis continues to operate as a wholly owned subsidiary of Monsanto. Other than corn seed, oilseeds and cotton seed, vegetable seeds have the best prospect for consistent growth at high margins. Similar to Monsanto, Seminis has captured a leading position in its respective global markets, and has done so by focusing on molecular breeding and the value it creates for the farmer. From a technology perspective, we intend to continue on the path taken by Seminis for its business, which is to focus on developing products via advanced molecular breeding techniques, and to leverage our research on the seed breeding side for Seminis. We believe Seminis is an attractive investment for us because of its market leadership, innovation and financial growth. As discussed in the “Financial Condition, Liquidity, and Capital Resources” section of MD&A, we are integrating certain support services of Seminis with our other businesses. We finalized plans to integrate or restructure certain activities of Seminis and recorded a liability in first quarter 2006, which was considered part of the purchase price allocation.

In third quarter 2005, we completed the acquisition of Stoneville, a cotton seed business, which we have integrated into our cotton traits business. Through the Stoneville brands, we have a branded presence in cotton as we do in corn and soybeans. Stoneville has joined a foundation cotton seed company called Cotton States that we created in the last three years. We are using the same model that we adopted in corn and soybeans, and we will be broadly licensing both our biotech traits and our germplasm to other companies. The decision to purchase Stoneville is key to the future of our cotton business, core to accelerating the value of our new second-generation cotton traits, and complementary to the introduction of our new Cotton States foundation seed business. We expect growth to come from the combination of improved breeding and continued growth of biotech traits, particularly stacked and second-generation traits.

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

In January 2006, the U.S. Department of Agriculture granted deregulated status for our MON88017 — second generation product combining our rootworm and ROUNDUP READY Corn 2 trait technologies in a single event — and MON88017 stacked with YIELDGARD Corn Borer. The EPA and FDA have also completed their reviews of MON88017. We are seeking the necessary regulatory clearances for MON88017 and MON88017 stacked with YIELDGARD Corn Borer on the U.S. state level and approvals in countries that are major importers of U.S. corn. The commercial launch timing of these products has not been announced.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

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

The Brazilian government passed measures legalizing the planting and harvest of ROUNDUP READY soybeans in Brazil for our 2004 and 2005 fiscal years. A grain-based payment system was successfully launched in fiscal year 2004. In March 2005, Brazil’s President signed a biosafety bill into law that established a regulatory process for the approval of biotech crops. The implementation of our point-of-delivery, grain-based payment system in fiscal year 2004 laid the groundwork for ensuring that we capture value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and allow Brazil to be a greater contributor to revenue in seeds and traits in the near term. Companies representing more than 90 percent of the grain origination volume in Brazil have enrolled in this grain-based payment system for the 2006 harvest. Compliance with the system from the 2005 and 2004 harvest was estimated to be above 98 percent. It is likely that court rulings on our Brazilian patents from cases of non-compliance will occur in fiscal year 2006 or 2007. As ROUNDUP READY soybeans have now been fully approved in Brazil, a limited amount of certified seed containing the ROUNDUP READY gene was sold in 2005, in addition to continuing with the grain-based payment system on saved and replanted seed.

A similar grain-based system has been established for Paraguay; it was successfully operated for the 2005 harvest and is expected to be operated for the 2006 harvest. As Paraguay has only five million acres of soybean production, it is expected to be a modest contributor to earnings in 2006.

Efforts continue to develop systems in Argentina and Uruguay. It is likely that a ruling from patent infringement court cases in Europe will be required to determine the applicability of patent rights for ROUNDUP READY soybeans produced in Argentina and Uruguay and imported into Europe. The first two of these cases were filed in June and July 2005 (in Denmark and the Netherlands, respectively), against the importers of soybean meal containing the ROUNDUP READY gene. The government of Argentina has petitioned the court to be allowed to intervene in both cases. These cases may take two or more years to reach a decision. More recently, ships arriving in Europe with soybeans or soybean meal from Argentina have been sampled to determine whether the products contained the ROUNDUP READY gene, and additional cases were filed against importers in January and February 2006, in Spain and the United Kingdom, and in March in the Netherlands, seeking damages for patent infringement. Discussions are ongoing at several levels to find an arrangement satisfactory to all stakeholders; however, there is no indication at this stage that any of these discussions will lead to a conclusive outcome in the short term.

Lack of crop import approvals in some key markets, most notably the European Union, affect the expansion of production of current and future biotechnology crops in the United States and other markets where they are approved. We continue to advance dossiers for current products through the European Union and other emerging regulatory systems. We are also pursuing approvals in the European Union for the following new products: second generation corn rootworm product, Lysine maize, and the associated stacked products.

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

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

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

Hurricanes — Katrina and Rita — seriously disrupted the supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States in August and September 2005. The result has been dramatic price escalation for certain raw materials and energy required for glyphosate and selective chemistry herbicide production. We continue to monitor the effect of changes in petroleum-based products and natural gas prices on our raw materials. Although these conditions are not expected to impact our long-term results of operations, they have increased our herbicide production costs in our 2006 results of operations as our suppliers pass along a portion of their higher raw material costs to us.

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

Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. In second quarter 2005, we applied for U.S. FDA approval for finished dose formulation at our Augusta, Georgia facility. In February 2006, the FDA inspected the Augusta facility, and in March 2006, we received the letter from the FDA approving the site for finished formulation and packaging of POSILAC. The active ingredient and the finished dose formulation for POSILAC are now manufactured at our plant in Augusta, Georgia, and in Austria by Sandoz GmbH. Sandoz has implemented corrections and improvements at its facility in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz’s facility and further identified in a March 2004 FDA warning letter to Sandoz. Sandoz is currently awaiting re-inspection and final resolution of FDA concerns, and we anticipate the Sandoz re-inspection to occur during the second quarter of calendar year 2006. In second quarter 2004, we had notified our customers that supplies of POSILAC would be limited, but with the approval of the Augusta site, we are no longer limiting sales to existing customers.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

We plan to begin accepting orders from new customers once we have met all of the needs of our existing customers. We continue to reduce production of bulk powder while converting existing bulk powder inventory into finished doses, both of which have reduced our overall bulk powder inventory.

Recently, Monsanto and Sandoz have been negotiating changes to the current contract, and in December 2005, Sandoz delivered a notice of termination to Monsanto, which had an effective date of Dec. 31, 2008. By contract, either Monsanto or Sandoz may terminate with a two-year or three-year notice, respectively, without cause. Negotiations between Monsanto and Sandoz are expected to continue. We do not expect any issues with our product supply as a result of these negotiations or the notice of termination.

Other Information

As discussed in Note 15 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the “Overview — Executive Summary — Outlook” section of MD&A, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia’s Assumed Liabilities is discussed in Note 15.

For additional information on the outlook for Monsanto, see “Cautionary Statements Regarding Forward-Looking Statements” contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, and Part II — Item 1A — Risk Factors of this Form 10-Q.

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

NEW ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. We are currently evaluating the impact of SFAS 156 on the consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

In September 2005, the FASB reached a final consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in our fourth quarter 2006. We are currently evaluating the impact of EITF 04-13 on the consolidated financial statements; however, we do not currently believe that the adoption of EITF 04-13 will have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. We do not currently believe that the adoption of SFAS 154 will have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), to clarify the term “conditional asset retirement” as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, we will adopt FIN 47 no later than fourth quarter of fiscal year 2006. We are currently evaluating the impact of FIN 47 on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Pursuant to the AJCA, the deduction for qualified production activities is effective for our 2006 tax year. The effect of the estimated deduction to be taken in the 2006 consolidated federal income tax return is not material. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We expect to complete the evaluation on whether, or how much, to repatriate by the end of our fiscal third quarter. The range of possible amounts that we are currently considering eligible for repatriation is up to $500 million, which would result in an estimated tax cost of up to $25 million. See Note 8 — Income Taxes — for further discussion.

Accounting Guidance Adopted in First Quarter 2006:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On Sept. 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the three and six months ended Feb. 28, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Pre-tax stock-based compensation expense recognized under SFAS 123R was $20 million and $35 million for the three and six months ended Feb. 28, 2006, respectively (including $4 million and $7 million, respectively, related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R).

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

Upon adoption of SFAS 123R, we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $83 million as of Feb. 28, 2006, which will be recognized over weighted-average periods of two to three years. See Note 11 — Stock-Based Compensation Plans— for pro forma disclosure of stock-based compensation expense for the first half of 2005.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are “forward-looking statements,” such as statements concerning our anticipated financial results, current and future product performance, regulatory approvals, business and financial plans and other non-historical facts. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; our exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of our research and development activities; the outcomes of major lawsuits, including proceedings related to Solutia Inc.; developments related to foreign currencies and economies; successful completion and operation of recent and proposed acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of our estimates related to distribution inventory levels; our ability to fund short-term financing needs and to obtain payment for the products that we sell; the effect of weather conditions, natural disasters and accidents on the agriculture business or our facilities; and other risks and factors detailed in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, filed with the SEC. Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “MD&A — Cautionary Statements Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Feb. 28, 2006 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This section of the Report on Form 10-Q provides information regarding material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name and proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities. Information regarding certain legal proceedings and the possible effects on our business of litigation we are defending is disclosed in Note 15 under the subheading “Litigation and Indemnification” and is incorporated by reference herein. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting.

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in our Report on Form 10-Q for the quarterly period ended Nov. 30, 2005.

Patent and Commercial Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in our Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on Dec. 4, 2000, we filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG, and its affiliates that four patents that involve claims to truncated Bt technology were invalid and not infringed by the MON810 corn product contained in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief but later dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue us, our affiliates or our sublicensees under those patents for any of our current commercial products. On Nov. 22, 2005, a jury returned a verdict in our favor and determined that MON810 did not infringe the remaining patent at issue and that the patent was invalid. A final hearing on proceedings to also invalidate the patents on the basis of inequitable conduct is set for May 5, 2006. We believe it is likely Bayer CropScience will appeal the results of the jury trial and any adverse outcome in the inequitable conduct proceeding.

Mycogen Plant Science, Inc., an affiliate of Dow AgroSciences LLC, and we have been involved in interference proceedings in the U.S. Patent and Trademark Office to determine the first party to invent certain technology related to synthetic Bt technology. Under U.S. law, patents are issued to the first to invent, not the first to file for a patent on, a subject invention. On Jan. 29, 2004, the Board of Patent Appeals determined that our scientists were the first to invent synthetic Bt genes for expression in plants, as a result of which we expect that our scientists will receive a patent covering this technology. In January 2006, we entered into various non-exclusive cross licenses with Dow AgroSciences related to certain seed stock and intellectual property applicable to corn, soybeans and cotton, including licenses related to synthetic Bt technology. Subsequently, on Feb. 24, 2006, Mycogen and we entered into a consent judgment and order affirming the decision of the Board of Patent Appeals.

The following proceedings involve Syngenta AG (Syngenta) and its affiliates:

•

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on July 25, 2002, Syngenta Seeds, Inc. filed a suit against us, our wholly owned subsidiary DEKALB Genetics Corporation (DEKALB), Pioneer Hi-Bred International, Inc., Dow AgroSciences LLC, and Mycogen Plant Science, Inc. and Agrigenetics, Inc., collectively Mycogen Seeds, in the U.S. District Court for the District of Delaware, alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect-protected transgenic corn, including our insect-protected corn traits. Syngenta Seeds seeks injunctive relief and monetary damages. During the course of the trial, the Court ruled in our favor on two of the patents. On Dec. 14, 2004, the jury returned a verdict in our favor, determining that the third patent was invalid. Post-trial motions filed by the parties were denied. On Jan. 13, 2006, Syngenta filed its Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit. No date has been set for oral argument.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

•

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on May 10, 2004, we filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for a declaratory judgment seeking a determination that, under its license from us, Syngenta Seeds is limited to commercializing its ROUNDUP READY soybeans under one product brand. On Feb. 8, 2006, after a bench trial, the Court ruled in our favor and permanently enjoined Syngenta from using any brand other than the NK® brand in the production, marketing, advertising, or sale of our ROUNDUP READY soybean technology.

•

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on Aug. 25, 2005, Syngenta filed suit against us in the Circuit Court of Hennepin County, Minnesota, seeking access to our new patented next generation glyphosate-tolerant soybean technology under a license for our current soybean technology that we previously entered into with Ciba Seeds, which is now owned by Syngenta. This case has been set for trial starting Jan. 9, 2007.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on July 26, 2005, American Seed Company (which is unrelated to Monsanto or its ASI subsidiary) filed a purported class action against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed essentially alleges that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Plaintiffs seek an unspecified amount of damages and injunctive relief. On Dec. 6, 2005, the court denied our motion to transfer the competition case to the U.S. District Court for the Eastern District of Missouri and to consolidate it with the contract action we already have pending against American Seed for unpaid royalties. American Seed’s competition action has been set for trial on Oct. 15, 2007.

Efforts continue to develop a seed or grain payment system for the importation of Argentine or Uruguayan soybean products containing Monsanto’s patented ROUNDUP READY technologies. However, discussions to date have failed to resolve the outstanding issues. Tests conducted by European country customs officials on soy on some ships from Argentina have determined that the soybeans contained our glyphosate tolerant technology, for which we hold patent rights in the respective European country, but for which no license had been granted. As a result, we have initiated patent infringement actions against the importers of the infringing material. In June 2005, we filed cases against Cefetra, in The Hague, Holland, and Den Lokale Andel, A.m.d.A., et al., in the Danish High Court, Eastern Division; and in February 2006, we filed cases against Bunge Iberica SA and Ceralto SL in Spain, and Cargill International SA and Cargill plc in England. No imminent decision is expected in any of the cases. In response to our actions, the Argentine Secretary of Agriculture has requested that the national competition commission in Argentina (CNDC) proceed with a civil administrative action against us. The Secretary alleges that our legal proceedings in Europe contravene Argentinean seed law and constitute unfair competition harming their national interests. Although we have information that the CNDC has initiated a market investigation in relation to the allegations, nothing has been requested from us and no formal proceeding has been initiated against us.

Agent Orange Proceedings

On March 13, 2006, the government of Canada filed a motion to stay proceedings in a purported class action suit styled Dobbie, et al v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada. In that case, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by the Canadian government during the course of a 30-year program to control weeds and vegetation at the facility. As the basis for its motion to stay those proceedings, the Canadian government has stated that it intends to file a third party action in this litigation against The Dow Chemical Company and us, as manufacturers of Agent Orange.

Grower Lawsuits

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on Feb. 14, 2000, a lawsuit (Randy Blades, et al v. Monsanto) was filed in U.S. District Court for the Southern District of Illinois, on behalf of five farmers purporting to represent various classes of farmers and alleging that we and others violated antitrust laws by allegedly fixing the price of seed containing biotech traits and violated tort and international law through the commercialization of biotech traits. After the lawsuit was transferred to the U.S. District Court for the Eastern District of Missouri, the District Court granted our motion for summary judgment on all the plaintiffs’ tort claims, including all claims relating to alleged violations of law. The District Court also denied the

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

plaintiffs’ motion to certify for class action status the plaintiffs’ antitrust claims, which decision was affirmed by the U.S. Court of Appeals for the Eighth Circuit. In June 2005, the plaintiffs filed a motion to amend their putative class action complaint in a case styled McIntosh v. Monsanto. On Nov. 9, 2005, the District Court denied the plaintiffs’ motion seeking to certify a class only of growers of glyphosate-tolerant soybeans from the states of Minnesota, Iowa, Illinois and Indiana. Only two plaintiffs remain in the litigation. A trial on their claims is set for Jan. 8, 2007.

Proceedings Related to Pension Plan

On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against us and the Monsanto Company Pension Plan, which we refer to as the “Pension Plan.” The suit claims that the Pension Plan underpaid certain benefits and violated federal law against age discrimination from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company), and continuing to the present. On July 13, 2004, we tendered defense of its portion of this suit to Pharmacia pursuant to the terms of the Separation Agreement and demanded that Pharmacia (a) defend us or pay our costs of defense for Pharmacia’s liabilities, and (b) indemnify us for any of Pharmacia’s liabilities that we incur as a result of the lawsuit. Pharmacia has rejected our tender. The court stayed the proceedings while plaintiffs exhausted their administrative remedies before the Monsanto Employee Benefits Plan Committee (EBPC). The EBPC denied the plaintiffs’ claims, and the litigation resumed. Trial is now set for June 2007.

Proceedings Related to Solutia’s Assumed Liabilities

On Dec. 6, 2005, a products liability lawsuit, styled Abbatiello et al. v. Pharmacia Corporation et al., was filed against Pharmacia, Solutia, and us in the Supreme Court of New York County, New York. The suit claims that all defendants manufactured and sold PCB products to General Electric Company and is brought by 590 current employees of General Electric who allege exposure to chemicals used by General Electric in and around its plant in Schenectady, New York, from the 1970s to the present. The suit seeks actual and punitive damages for alleged personal injuries and fear of future disease. On Jan. 12, 2006, the defendants removed the case to the U.S. District Court for the Southern District of New York, in response to which the plaintiffs have filed a motion to remand the case to state court.

On June 5, 2003, in an action styled Solutia Inc. and Pharmacia Corporation v. McWane, Inc. et al., Solutia and Pharmacia filed suit in the U.S. District Court for the Northern District of Alabama against 19 parties to force them to pay a share of past and future investigation and cleanup costs in Anniston, Alabama, under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The defendants are owners and operators of manufacturing facilities that Solutia/Pharmacia believed were responsible for a major share of the PCB contamination found throughout Anniston. Monsanto and Solutia have arranged for the continued management and prosecution of this suit, following Solutia’s Chapter 11 filing. On Jan. 17, 2006, EPA finalized an agreement with certain of the defendants to this suit, which agreement purports to grant contribution protection under CERCLA for both lead and PCB related cleanup costs in Anniston. On Jan. 27, 2006, those defendants filed a motion for summary judgment seeking to dismiss the contribution suit on the basis of the EPA agreement. On behalf of Pharmacia, Monsanto intends to oppose the motion.

See Note 15 for additional information regarding legal proceedings related to Solutia’s Assumed Liabilities.

See “MD&A — Cautionary Statements Regarding Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q, which is incorporated herein by reference, and Part II — Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in “MD&A — Cautionary Statements Regarding Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2006 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

December 2005:
Dec. 1, 2005, through Dec. 31, 2005	2,123	(2)	$76.27	—	$800,000,000
January 2006:
Jan. 1, 2006, through Jan. 31, 2006	2,088	(2)	$79.18	—	$800,000,000
February 2006:
Feb. 1, 2006, through Feb. 28, 2006	353,000	(3)	$84.88	353,000	$770,039,024

Total	357,211		$84.79	353,000	$770,039,024

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.
(2)	Represents total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.
(3)	The 353,000 shares were traded in February 2006 and settled in March 2006.

On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Feb. 28, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At our Annual Meeting of Shareowners on Jan. 17, 2006, five matters were submitted to a vote of shareowners.

1.

The following individuals were nominated and elected to serve as directors: Hugh Grant, C. Steven McMillan and Robert J. Stevens were elected to serve until the 2009 Annual Meeting or until a successor is elected and has qualified or until his earlier death, resignation or removal. Votes were cast as follows:

Name	Votes “For”	Votes to “Withhold Authority”

Hugh Grant	234,538,775	4,761,867
C. Steven McMillan	236,904,209	2,396,433
Robert J. Stevens	236,691,688	2,608,954

2.

The appointment by the Board of Directors of Deloitte & Touche LLP as independent registered public accounting firm for the year 2006 was ratified by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 236,683,248 votes were cast in favor of ratification, 1,131,259 votes were cast against, and 1,486,133 votes were counted as abstentions.

3.

The Performance Goal Under Section 162(m) of the Internal Revenue Code was approved by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 231,887,619 votes were cast in favor of the proposal, 5,679,823 votes were cast against, 1,733,199 votes were counted as abstentions, and 29,601,057 were counted as broker non-votes.

4.

The shareowner proposal requesting that we provide a report on corporate political spending was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 12,961,775 votes were cast in favor of the proposal, 173,238,141 votes were cast against, 21,313,483 votes were counted as abstentions, and 31,787,242 were counted as broker non-votes.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

5.

The shareowner proposal requesting that the Board separate the roles of Chairman and Chief Executive Officer was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 66,564,289 votes were cast in favor of the proposal, 138,559,393 votes were cast against, 2,389,172 votes were counted as abstentions, and 31,787,237 were counted as broker non-votes.

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

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

ITEM 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ RICHARD B. CLARK

Richard B. Clark
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)

Date: April 6, 2006

MONSANTO COMPANY	SECOND QUARTER 2006 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Omitted

4	Omitted

10.20.1

Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under § 162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

11	Omitted — see Note 13 of Notes to Consolidated Financial Statements — Earnings Per Share

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification, executed by the Chief Executive Officer of Monsanto Company.

31.2	Rule 13a-14(a) Certification, executed by the Chief Financial Officer of Monsanto Company.

32	Exchange Act Rule 13(a)-14(b) and 18 U.S.C. Section 1350 Certifications, executed by the Chief Executive Officer and the Chief Financial Officer of Monsanto Company.

† Represents management contract or compensatory plan or arrangement.