Form 10-Q
period 2006-05-31
MONSANTO CO /NEW/
filed 2006-06-30
CIK 1110783

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer' in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [X] Accelerated Filer[ ] Non-Accelerated Filer[ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 271,401,439 shares of Common Stock, $0.01 par value, outstanding as of June 28, 2006.
--------------------------------------------------------------------------------

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

TABLE OF CONTENTS

------------------------------------------------------------------------------------------------------------------------------------
PART I--FINANCIAL INFORMATION                                                                                          Page
------------------------------------------------------------------------------------------------------------------------------------

Item 1.               Financial Statements                                                                                2
                       Statements of Consolidated Operations                                                              3
                       Condensed Statements of Consolidated Financial Position                                            4
                       Statements of Consolidated Cash Flows                                                              5
                       Notes to Consolidated Financial Statements                                                         6
Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations              23
                       Overview                                                                                          23
                       Results of Operations                                                                             26
                       Seeds and Genomics Segment                                                                        30
                       Agricultural Productivity Segment                                                                 31
                       Restructuring                                                                                     33
                       Financial Condition, Liquidity, and Capital Resources                                             34
                       Outlook                                                                                           38
                       Critical Accounting Policies and Estimates                                                        42
                       New Accounting Standards                                                                          43
                       Cautionary Statements Regarding Forward-Looking Statements                                        44
Item 3.               Quantitative and Qualitative Disclosures About Market Risk                                         44
Item 4.               Controls and Procedures                                                                            45

PART II--OTHER INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
Item 1.               Legal Proceedings                                                                                  46
Item 1A.              Risk Factors                                                                                       48
Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                                        48
Item 5.               Other Information                                                                                  49
Item 6.               Exhibits                                                                                           50
SIGNATURE                                                                                                                51
EXHIBIT INDEX                                                                                                            52

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.        FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and nine months ended May 31, 2006, and May 31, 2005, the Condensed Statements of Consolidated Financial Position as of May 31, 2006, and Aug. 31, 2005, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2006, and May 31, 2005, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and the "company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicides.

MONSANTO COMPANY                                                                                       THIRD QUARTER 2006 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------------

Statements of Consolidated Operations

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                           Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions, except per share amounts)                        2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Net Sales                                                          $  2,348      $  2,040         $  5,953      $  5,020
  Cost of goods sold                                                  1,154         1,035            2,885         2,509
----------------------------------------------------------------------------------------------    ---------------------------
Gross Profit                                                          1,194         1,005            3,068         2,511
Operating Expenses:
  Selling, general and administrative expenses                          430           367            1,173           947
  Research and development expenses                                     191           155              532           401
  Acquired in-process research and development (see Note 3)              --           254               --           266
  Restructuring charges (reversals) -- net                               (2)           --               (2)            8
----------------------------------------------------------------------------------------------    ---------------------------
Total Operating Expenses                                                619           776            1,703         1,622
Income from Operations                                                  575           229            1,365           889
  Interest expense                                                       35            29              100            78
  Interest income                                                       (10)           (7)             (37)          (26)
  Solutia-related expenses (see Note 15)                                  7             7               20           300
  Other expense -- net                                                   27            31               37            73
----------------------------------------------------------------------------------------------    ---------------------------
Income from Continuing Operations Before Income Taxes                   516           169            1,245           464
  Income tax provision                                                  182           128              412           178
----------------------------------------------------------------------------------------------    ---------------------------
Income from Continuing Operations                                       334            41              833           286
----------------------------------------------------------------------------------------------    ---------------------------
Discontinued Operations (see Note 17):
  Income (loss) from operations of discontinued businesses               (1)            4               (1)            6
  Income tax benefit                                                     (1)           (2)              (1)          (88)
----------------------------------------------------------------------------------------------    ---------------------------
Income on Discontinued Operations                                        --             6               --            94
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $    334      $     47         $    833      $    380
-------------------------------------------------------------------===========================    ===========================

Basic Earnings per Share:
  Income from continuing operations                                $   1.23      $   0.16         $   3.09      $   1.08
  Income on discontinued operations                                      --          0.02               --          0.35
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $   1.23      $   0.18         $   3.09      $   1.43
----------------------------------------------------------------------------------------------    ---------------------------

Diluted Earnings per Share:
  Income from continuing operations                                $   1.21      $   0.15         $   3.02      $   1.05
  Income on discontinued operations                                      --          0.02               --          0.35
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $   1.21      $   0.17         $   3.02      $   1.40
----------------------------------------------------------------------------------------------    ---------------------------


Weighted Average Shares Outstanding:
  Basic                                                               270.8         268.0            269.6         266.4
  Diluted                                                             276.1         273.8            275.5         272.3


Dividends Declared per Share                                       $     --      $   0.17         $   0.40      $   0.34


The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                       THIRD QUARTER 2006 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------------

Condensed Statements of Consolidated Financial Position

----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                    As of May 31,    As of Aug. 31,
                                                                                             -------------    --------------
(Dollars in millions, except share amounts)                                                      2006             2005
----------------------------------------------------------------------------------------------------------    --------------
Assets
Current Assets:
  Cash and cash equivalents                                                                  $    595         $    525
  Short-term investments                                                                           22              150
  Trade receivables -- net of allowances of $303 and $275, respectively                         2,899            1,473
  Miscellaneous receivables                                                                       350              370
  Deferred tax assets                                                                             339              374
  Inventories (see Note 6)                                                                      1,700            1,664
  Assets of discontinued operations (see Note 17)                                                  10               15
  Other current assets                                                                             76               73
----------------------------------------------------------------------------------------------------------    --------------
Total Current Assets                                                                            5,991            4,644
Property, Plant and Equipment -- Net                                                            2,331            2,378
Goodwill (see Note 7)                                                                           1,467            1,248
Other Intangible Assets -- Net (see Note 7)                                                     1,239            1,153
Noncurrent Deferred Tax Assets                                                                    582              680
Other Assets                                                                                      499              476
----------------------------------------------------------------------------------------------------------    --------------
Total Assets                                                                                 $ 12,109         $ 10,579
---------------------------------------------------------------------------------------------=============    ==============
Liabilities and Shareowners' Equity
Current Liabilities:
  Short-term debt, including current portion of long-term debt                               $    666         $    126
  Accounts payable                                                                                454              525
  Income taxes payable                                                                            284              208
  Accrued compensation and benefits                                                               208              273
  Accrued marketing programs                                                                      470              457
  Deferred revenues                                                                                50               43
  Grower accruals                                                                                  30               18
  Liabilities of discontinued operations (see Note 17)                                              4               11
  Miscellaneous short-term accruals                                                               589              498
----------------------------------------------------------------------------------------------------------    --------------
Total Current Liabilities                                                                       2,755            2,159
Long-Term Debt                                                                                  1,376            1,458
Postretirement Liabilities                                                                        740              732
Long-Term Portion of Solutia-Related Reserve (see Note 15)                                        164              184
Other Liabilities                                                                                 498              433
Commitments and Contingencies (see Note 15)
Shareowners' Equity:
  Common stock (authorized: 1,500,000,000 shares, par value $0.01)
     Issued 285,144,822 and 280,851,349 shares, respectively;
     Outstanding 271,405,449 and 268,191,257 shares, respectively                                   3                3
  Treasury stock 13,739,373 and 12,660,092 shares, respectively, at cost                         (593)            (500)
  Additional contributed capital                                                                8,838            8,588
  Retained deficit                                                                               (847)          (1,572)
  Accumulated other comprehensive loss                                                           (811)            (889)
  Reserve for ESOP debt retirement                                                                (14)             (17)
----------------------------------------------------------------------------------------------------------    --------------
Total Shareowners' Equity                                                                       6,576            5,613
----------------------------------------------------------------------------------------------------------    --------------
Total Liabilities and Shareowners' Equity                                                    $ 12,109         $ 10,579
---------------------------------------------------------------------------------------------=============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                       THIRD QUARTER 2006 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------------

Statements of Consolidated Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                          Nine Months Ended May 31,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2006          2005
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                                                        $    833      $    380
Adjustments to reconcile cash provided (required) by operations:
  Items that did not require (provide) cash:
   Depreciation and amortization expense                                                               386           348
   Bad-debt expense                                                                                     40            36
   Stock-based compensation expense (see Note 11)                                                       47            --
   Tax benefit on employee stock options                                                                --            67
   Excess tax benefits from stock-based compensation                                                   (81)           --
   Deferred income taxes                                                                               159           (90)
   Equity affiliate expense -- net                                                                      21            20
   Acquired in-process research and development                                                         --           266
   Solutia-related charge (see Note 15)                                                                 --           284
   Other items that did not require cash                                                                30            53
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
   Trade receivables                                                                                (1,368)         (917)
   Inventories                                                                                         (51)          (10)
   Accounts payable and accrued liabilities                                                            176           156
   PCB litigation settlement insurance proceeds                                                         21             9
   Solutia-related payments (see Note 15)                                                              (23)          (36)
   Other items                                                                                          (6)          (33)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                              184           533
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments                                                                    (21)           --
Maturities of short-term investments                                                                   150           300
Capital expenditures                                                                                  (234)         (144)
Acquisitions of businesses, net of cash acquired                                                      (185)       (1,506)
Technology and other investments                                                                      (128)          (44)
Other investments and property disposal proceeds                                                        10            23
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Required by Investing Activities                                                             (408)       (1,371)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities                                               448         1,154
Short-term debt proceeds                                                                                 6            38
Short-term debt reductions                                                                             (26)          (18)
Long-term debt proceeds                                                                                  4            16
Long-term debt reductions                                                                              (78)         (288)
Payments on debt assumed in Seminis acquisition                                                         --          (495)
Payments on other financing                                                                             (5)           (5)
Treasury stock purchases                                                                               (87)         (149)
Stock option exercises                                                                                 105           144
Excess tax benefits from stock-based compensation                                                       81            --
Dividend payments                                                                                     (154)         (129)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                              294           268
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                    70          (570)
Cash and Cash Equivalents at Beginning of Period                                                       525         1,037
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $    595      $    467
--------------------------------------------------------------------------------------------------===========================


See Note 14 -- Supplemental Cash Flow Information -- for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                   THIRD QUARTER 2006 FORM 10-Q
-------------------------------------------------------------------------------

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

In second quarter 2005, the company committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, substantially all of these businesses were sold. In fiscal year 2004, the company announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and the assets associated with the company's European wheat and barley business were sold. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three and nine months ended May 31, 2006, and May 31, 2005, the Statements of Consolidated Operations have been conformed to this presentation. Also under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Condensed Statements of Consolidated Financial Position as of May 31, 2006, and Aug. 31, 2005. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Note 17 -- Discontinued Operations -- for further details.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Monsanto's Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2005, and Feb. 28, 2006. Financial information for the first nine months of fiscal year 2006 should not be annualized because of the seasonality of the company's business.

Certain prior-period amounts have been reclassified to conform with the current-year presentation. Overdrafts were previously reported within short-term debt in the Statements of Consolidated Financial Position but are now included in accounts payable to better reflect the nature of the liabilities as book overdrafts. As of Aug. 31, 2005, overdrafts were $156 million.


NOTE 2.        NEW ACCOUNTING STANDARDS

-------------------------------------------------------------------------------

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. The company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in Monsanto's fourth quarter 2006 and, as of the date of this report, did not have a material impact on the consolidated financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) to clarify the term "conditional asset retirement" as used in SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, Monsanto will adopt FIN 47 in fourth quarter of fiscal year 2006. The company does not believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Pursuant to the AJCA, the deduction for qualified production activities is effective for the company's 2006 tax year. The effect of the estimated deduction to be taken in the 2006 consolidated federal income tax return is not material. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. As of May 31, 2006, the company had not yet finalized its plans for repatriation of foreign earnings. Accordingly, as provided for in FSP 109-2, the company has not adjusted its income taxes payable and income tax provision as of and for the period ended May 31, 2006, to reflect the effect of the repatriation provision. In late June 2006, the company's chief executive officer and board of directors approved the company's domestic reinvestment plan of up to $500 million in repatriated foreign earnings under the AJCA. See Note 18 -- Subsequent Events -- for further discussion.


NOTE 3.        BUSINESS COMBINATIONS

--------------------------------------------------------------------------------

2006 Acquisitions: In September 2005, Monsanto's American Seeds, Inc. (ASI) subsidiary acquired five regional U.S. seed companies for an aggregate purchase price of $54 million (net of cash acquired), inclusive of transaction costs of $2 million. In March 2006, ASI acquired two additional U.S. seed companies for an aggregate purchase price of $6 million (net of cash acquired), inclusive of transaction costs of less than $1 million. The financial results of these acquisitions were included in the company's consolidated financial statements from their respective dates of acquisition.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

For all fiscal year 2006 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment and are expected to further bolster ASI's ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The preliminary purchase price allocations for all fiscal year 2006 acquisitions as of May 31, 2006, are summarized in the aggregate in the following table. These allocations are subject to adjustment as other assets and liabilities may be identified to which a portion of the purchase price could be allocated. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company's consolidated results of operations is not considered to be significant.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Aggregate
(Dollars in millions)                                                                                        Acquisitions
----------------------------------------------------------------------------------------------------------------------------
Tangible Assets                                                                                                $    13
Goodwill                                                                                                            47
Other Intangible Assets                                                                                             26
----------------------------------------------------------------------------------------------------------------------------
Total Assets Acquired                                                                                               86
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities Assumed                                                                                           23
----------------------------------------------------------------------------------------------------------------------------
Net Assets Acquired                                                                                                 63
Cash Acquired                                                                                                        3
----------------------------------------------------------------------------------------------------------------------------
Purchase Price                                                                                                 $    60
---------------------------------------------------------------------------------------------------------------=============


The primary items that generated the goodwill were the premiums paid by the company for the right to control the businesses acquired, including the direct-to-farmer and farmer-dealer distribution models, and the value of the acquired assembled workforces. The majority of the goodwill is not deductible for tax purposes.

The acquired identifiable intangible assets of $26 million have a weighted-average useful life of approximately seven years. Intangible assets are comprised of acquired customer relationships of $17 million to be amortized on a straight-line basis over seven years, trademarks and trade names of $7 million to be amortized on a straight-line basis over lives ranging from seven to 10 years, and covenants not-to-compete of $2 million to be amortized on a straight-line basis over five years.

2005 Acquisitions: In first quarter fiscal year 2005, Monsanto acquired the canola seed businesses of Advanta Seeds (Advanta) for $52 million in cash (net of cash acquired), and ASI acquired Channel Bio Corp. for $104 million in cash (net of cash acquired) and $15 million in liabilities paid in second quarter 2005. In third quarter 2005, ASI, through Channel Bio Corp., acquired NC+ Hybrids, Inc. for $40 million in cash (net of cash acquired).

In third quarter fiscal year 2005, Monsanto acquired Seminis, Inc. for $1.0 billion in cash (net of cash acquired) and paid $495 million for the repayment of its outstanding debt. The acquisition also included a contingent payment of up to $125 million based on certain factors. In conjunction with the integration of certain support services of Seminis with Monsanto's other businesses, in September 2005, Monsanto and the chief executive officer of Seminis agreed that he would assist in the integration and resign by Dec. 31, 2005. As a result, Monsanto determined that the timing of the contingent payment discussed above was accelerated. A $125 million liability was recorded as of Nov. 30, 2005, resulting in additional purchase price and goodwill. This liability was paid during second quarter 2006.

In third quarter fiscal year 2005, Monsanto acquired Stoneville Pedigreed Seed Co. (formerly known as Emergent Genetics, Inc.) and Emergent Genetics India Ltd. (collectively, "Stoneville") for $305 million (net of cash acquired). Debt of $16 million was also assumed in the transaction.

In the three months and nine months ended May 31, 2005, charges of $254 million and $266 million, respectively, were recorded in research and development (R&D) expenses for the write-off of acquired in-process R&D (IPR&D). Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. In first quarter 2006, management finalized plans to integrate or restructure certain activities of Seminis and the acquired India cotton business. As a result, asset fair values were reduced by $2 million, and additional liabilities of $14 million were recorded, resulting in additional goodwill of $16 million. The plans for Seminis and the acquired India cotton business include employee terminations and relocations, exiting certain product lines and facility closures. As of May 31, 2006, estimated restructuring costs of $19 million have been recognized as current liabilities in the purchase price allocations, and $5 million has been charged against these liabilities, primarily related to payments for employee terminations and relocations.

All fiscal year 2005 acquisitions described above were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. These estimated fair values, including the EITF 95-3 liabilities discussed above, were adjusted during the nine months ended May 31, 2006, resulting in additional goodwill of $38 million.


NOTE 4.        RESTRUCTURING

-----------------------------------------------------------------------------------------------------------------------------

Restructuring activity was recorded in the Statements of Consolidated Operations as follows:
-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ------------- -------------
Restructuring Reversals (Charges) -- Net(1,2)                       $     2      $     --         $      2      $     (8)
----------------------------------------------------------------------------------------------    ------------- -------------
Income (Loss) from Continuing Operations Before Income Taxes              2            --                2            (8)
Income Tax Benefit (Provision)(3)                                        (1)           --               (1)           21
----------------------------------------------------------------------------------------------    ------------- -------------
Income from Continuing Operations                                         1            --                1            13
----------------------------------------------------------------------------------------------    ------------- -------------
Net Income                                                          $     1      $     --         $      1      $     13
-------------------------------------------------------------------===========================    ===========================

(1) The $2 million of restructuring reversals for the three months and nine months ended May 31, 2006, was split by segment as follows: $1 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment.
(2) The $8 million of restructuring charges for the nine months ended May 31, 2005, was split by segment as follows: $7 million in the Seeds and Genomics segment (recorded in the three months ended Feb.28, 2005) and $1 million in the Agricultural Productivity segment.
(3) The $21 million of income tax benefit for the nine months ended May 31, 2005, includes $20 million related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.

Fiscal Year 2004 Restructuring Plan

On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with the company's ROUNDUP herbicides business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included a $69 million impairment of goodwill in the global wheat business. In fiscal year 2005, the company incurred charges of $6 million pretax to complete the restructuring actions under this plan.

In third quarter 2006, pre-tax restructuring reversals of $2 million were recorded in the United States, primarily because severance and relocation costs were lower than originally estimated. For the nine months ended May 31, 2005, pre-tax restructuring charges of $8 million ($7 million aftertax) were comprised of $7 million related to the Seeds and Genomics segment and $1 million related to the Agricultural Productivity segment. The restructuring charges of $7 million recorded during second quarter 2005 included impairments incurred as a result of office closures and anticipated asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on revised estimates of losses on dispositions of certain facilities in these countries.

In first quarter of fiscal year 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 8 -- Income Taxes -- and

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

Note 17 -- Discontinued Operations -- for further discussion of the $86 million tax benefit recorded in discontinued operations.

As of Aug. 31, 2005, the remaining restructuring liability was $4 million, which was related to work force reductions. During the nine months ended May 31, 2006, liabilities of $2 million were reversed, primarily because severance and relocation costs were lower than originally estimated, and $1 million was paid. The remaining restructuring reserve was $1 million as of May 31, 2006.

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

Monsanto  has no  ownership  interest  in the  lender,  the QSPE,  or the loans.
However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the scope of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), and Monsanto does not have the unilateral right to liquidate the QSPE, FIN 46R does not have an effect on Monsanto's accounting for the U.S. customer financing program.

Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the nine months ended May 31, 2006, and May 31, 2005.

Proceeds from customer loans sold through the financing program totaled $88 million and $169 million for the first nine months of fiscal years 2006 and 2005, respectively. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The loan balance outstanding as of May 31, 2006, and Aug. 31, 2005, was $71 million and $171 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of May 31, 2006, and Aug. 31, 2005, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company's historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company's consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Proceeds from customer loans sold through the financing program were $38 million for the first nine months of fiscal year 2006. The loan balance outstanding as of May 31, 2006, and Aug. 31, 2005, was $39 million and $22 million, respectively. Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

based on the company's historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $1 million as of May 31, 2006, and less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.

Monsanto also has agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. Proceeds from the transfer of receivables through these programs are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $42 million and $32 million for the first nine months of fiscal years 2006 and 2005, respectively. The loan balances outstanding as of May 31, 2006, and Aug. 31, 2005, were $73 million and $53 million, respectively. Monsanto provides a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on the company's historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $1 million as of May 31, 2006, and Aug. 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers.


NOTE 6.        INVENTORIES

--------------------------------------------------------------------------------

Components of inventories were:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               As of May 31,   As of Aug. 31,
                                                                                              -------------    --------------
(Dollars in millions)                                                                             2006             2005
-----------------------------------------------------------------------------------------------------------    --------------
Finished Goods                                                                                $    779         $    639
Goods In Process                                                                                   783              884
Raw Materials and Supplies                                                                         201              167
-----------------------------------------------------------------------------------------------------------    -------------
Inventories at FIFO Cost                                                                         1,763            1,690
Excess of FIFO over LIFO Cost                                                                      (63)             (26)
-----------------------------------------------------------------------------------------------------------    -------------
Total                                                                                         $  1,700         $  1,664
----------------------------------------------------------------------------------------------=============    =============

The increase in the excess of FIFO over LIFO cost is primarily the result of cost increases in certain raw materials and energy required for glyphosate and selective chemistry herbicide production. Hurricanes in August and September 2005 disrupted the supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States. These natural disasters and the global energy cost escalations have contributed to price escalations for certain raw materials and energy.

In conjunction with the purchase price allocation and alignment of Seminis inventory classification to Monsanto accounting policies, certain Seminis inventory was reclassified from finished goods to goods in process in second quarter 2006. Such amounts have been reclassified as of Aug. 31, 2005, to conform with the current-year presentation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and to require the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 was effective for Monsanto for inventory costs incurred after Sept. 1, 2005. The adoption of SFAS 151 did not have a material impact on the company's consolidated financial statements.

NOTE 7.        GOODWILL AND OTHER INTANGIBLE ASSETS

--------------------------------------------------------------------------------

The fiscal year 2006 annual goodwill impairment test was performed as of March 1, 2006, and no indications of goodwill impairment existed as of that date. Changes in the carrying amount of goodwill for the first nine months of fiscal year 2006, by segment, are as follows:

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                    Seeds and    Agricultural
(Dollars in millions)                                                                Genomics    Productivity     Total
----------------------------------------------------------------------------------------------------------------------------
Balance as of Aug. 31, 2005                                                        $  1,183      $     65      $  1,248
Acquisition Activity (see Note 3)                                                       210            --           210
Effect of Foreign Currency Translation and Other Adjustments                              9            --             9
----------------------------------------------------------------------------------------------------------------------------
Balance as of May 31, 2006                                                         $  1,402      $     65      $  1,467
-----------------------------------------------------------------------------------=========================================

Information regarding the company's other intangible assets is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                        As of May 31, 2006                                As of Aug. 31, 2005
                           ----------------------------------------------    -----------------------------------------------
                             Carrying      Accumulated                          Carrying       Accumulated
(Dollars in millions)         Amount       Amortization        Net               Amount        Amortization        Net
-------------------------------------------------------------------------    -----------------------------------------------
Acquired Germplasm         $    929     $     (511)       $    418           $    926       $     (483)       $    443
Acquired Biotechnology
  Intellectual Property         821           (352)            469                648             (285)            363
Trademarks and Trade Names      200            (43)            157                193              (34)            159
Customer Relationships          193            (17)            176                176               (6)            170
Other                            34            (15)             19                 32              (14)             18
-------------------------------------------------------------------------    -----------------------------------------------
Total                      $  2,177     $     (938)       $  1,239           $  1,975       $     (822)       $  1,153
---------------------------==============================================    ===============================================

The increase in acquired biotechnology intellectual property during the first nine months of 2006 primarily resulted from a license agreement with the Regents of the University of California (UC), under which Monsanto is granted an exclusive commercial license for the manufacture of bovine somatotropin in exchange for an upfront payment plus future royalties. Monsanto sells bovine somatotropin under the brand name POSILAC, which is used to improve dairy cow productivity. As described in Monsanto's Report on Form 10-Q for the quarterly period ended Feb. 28, 2006, Monsanto paid a $100 million upfront royalty and recorded an additional asset and corresponding liability of $61 million for discounted minimum royalty obligations of $5 million annually through the 2023 expiration of UC's patent estate.

The increases in other intangible assets during the first nine months of 2006 resulted from the acquisitions described in Note 3 -- Business Combinations.

Total amortization expense of other intangible assets was $36 million in third quarter of fiscal year 2006 and $38 million in third quarter of fiscal year 2005. Total amortization expense of other intangible assets for the nine months ended May 31, 2006, and May 31, 2005, was $113 million and $93 million, respectively. The estimated intangible asset amortization expense for fiscal year 2006 through fiscal year 2010 is as follows:

----------------------------------------------------------
Year ending Aug. 31,
(Dollars in millions)                           Amount
----------------------------------------------------------
2006                                         $    145
2007                                              140
2008                                              125
2009                                              100
2010                                               85
----------------------------------------------------------

NOTE 8.        INCOME TAXES

--------------------------------------------------------------------------------

Management regularly assesses the tax risk of the company's return filing positions for all open years and establishes tax reserves accordingly. During second quarter 2006, the Internal Revenue Service completed an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia's consolidated group). As a result of the conclusion of this audit, and to a lesser extent, the resolution of various state income tax issues, Monsanto recorded an income tax benefit of $32 million in the first nine months of 2006.

The American Jobs Creation Act of 2004 (AJCA) was enacted on Oct. 22, 2004, and created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of May 31, 2006, Monsanto has not recorded deferred taxes on foreign earnings because

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

any taxes on dividends would be substantially offset by foreign tax credits or because Monsanto intends to reinvest those earnings indefinitely. As of May 31, 2006, the company had not yet finalized its plans for repatriation of foreign earnings. Accordingly, as provided for in FSP 109-2, the company has not adjusted its income taxes payable and income tax provision as of and for the period ended May 31, 2006, to reflect the effect of the repatriation provision. In late June 2006, the company's chief executive officer and board of directors approved the company's domestic reinvestment plan of up to $500 million in repatriated foreign earnings under the AJCA. See Note 18 -- Subsequent Events -- for further discussion.

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


NOTE 9.        DEBT AND OTHER CREDIT ARRANGEMENTS

--------------------------------------------------------------------------------

As of May 31, 2006, Monsanto had a committed borrowing facility of $1.0 billion, which was unused and expires in June 2009. During February 2006, Monsanto elected to not renew a $1.0 billion 364-day facility, and it expired on March 10, 2006.


NOTE 10.       POSTRETIREMENT BENEFITS -- PENSIONS, HEALTH CARE AND OTHER

--------------------------------------------------------------------------------

The majority of Monsanto's employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company's net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

-----------------------------------------------------------------------------------------------------------------------------
Pension Benefits                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Service Cost for Benefits Earned During the Period                 $     10      $      8         $     31      $     25
Interest Cost on Benefit Obligation                                      22            24               70            70
Assumed Return on Plan Assets                                           (28)          (27)             (86)          (80)
Amortization of Unrecognized Net Loss                                    14             9               41            27
----------------------------------------------------------------------------------------------    ---------------------------
Total Net Periodic Benefit Cost                                    $     18      $     14         $     56      $     42
-------------------------------------------------------------------===========================    ===========================

-----------------------------------------------------------------------------------------------------------------------------
Health Care and Other Postretirement Benefits                      Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Service Cost for Benefits Earned During the Period                 $      4      $      3         $     11      $      9
Interest Cost on Benefit Obligation                                       4             5               13            15
Amortization of Unrecognized Net Loss                                     1             1                4             3
----------------------------------------------------------------------------------------------    ---------------------------
Total Net Periodic Benefit Cost                                    $      9      $      9         $     28      $     27
-------------------------------------------------------------------===========================    ===========================

Monsanto contributed $62 million and $60 million to its pension plans in the nine months ended May 31, 2006, and May 31, 2005, respectively. Pension contributions were $1 million and less than $1 million for the three months ended May 31, 2006, and May 31, 2005, respectively. As of May 31, 2006, management expects to make additional contributions of less than $1 million to the company's pension plans in fiscal year 2006. Pending management's assessment of 2006 results of operations, the company may reassess planned contributions to its pension plans.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

NOTE 11.       STOCK-BASED COMPENSATION PLANS

--------------------------------------------------------------------------------

As described in Monsanto's Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on Sept. 1, 2005, Monsanto adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Monsanto adopted SFAS 123R using the modified prospective transition method. Under this method, the company's consolidated financial statements as of and for the three and nine months ended May 31, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior fiscal years have not been restated to reflect, and do not include, the impact of SFAS 123R. The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months and nine months ended May 31, 2006. Stock-based compensation cost capitalized in inventories was not significant for the three months and nine months ended May 31, 2006.

------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended May 31,   Nine Months Ended May 31,
                                                                        --------------------------   ------------------------
(Dollars in millions)                                                             2006                        2006
------------------------------------------------------------------------------------------------     -----------------------
Cost of Goods Sold                                                       $         --                $          2
Selling, General and Administrative Expenses(1)                                    10                          36
Research and Development Expenses                                                   3                           9
------------------------------------------------------------------------------------------------     -----------------------
Pre-Tax Stock-Based Compensation Expense                                           13                          47
Income Tax Benefit                                                                 (5)                        (17)
------------------------------------------------------------------------------------------------     -----------------------
Net Stock-Based Compensation Expense                                     $          8                $         30
-------------------------------------------------------------------------=======================     =======================

(1) Includes $1 million and $10 million for the three months and nine months ended May 31, 2006, respectively, related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R, resulting in incremental expense of $9 million and $26 million, respectively.

As of May 31, 2006, pre-tax unrecognized compensation expense, net of estimated forfeitures, was $53 million for stock options, which will be recognized as expense over a weighted-average period of 2.0 years; $11 million for nonvested restricted stock units, which will be recognized over a weighted-average period of 1.7 years; and $2 million for nonvested restricted stock, which will be recognized over a weighted-average period of 2.6 years.

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

In accordance with the modified prospective transition method, Monsanto's consolidated financial statements for prior fiscal years have not been restated and do not include the impact of SFAS 123R. The following t able shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS 123R. Stock-based compensation included in net income in the three months and nine months ended May 31, 2005, included expense for awards of restricted stock, restricted stock units, stock appreciation rights, phantom stock and awards granted under the Monsanto Non-Employee Director Equity Incentive Compensation Plan. For purposes of this pro forma disclosure, the estimated fair value of the award is assumed to be expensed over the award's vesting period using the Black-Scholes model.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months       Nine Months
                                                                                              Ended              Ended
                                                                                          ---------------    ---------------
(Dollars in millions, except per share amounts)                                            May 31, 2005       May 31, 2005
---------------------------------------------------------------------------------------------------------    ---------------
Net Income:
  As reported                                                                             $     47           $     380
  Add: Stock-based compensation expense included in reported Net Income, net of tax              1                   6
  Less: Total stock-based compensation expense determined under the fair-value-based
  method for all awards, net of tax                                                             (6)                (22)
---------------------------------------------------------------------------------------------------------    ---------------
  Pro forma                                                                               $     42           $     364
------------------------------------------------------------------------------------------===============    ===============
Basic Earnings per Share:
  As reported                                                                             $     0.18         $     1.43
  Pro forma                                                                               $     0.16         $     1.37
Diluted Earnings per Share:
  As reported                                                                             $     0.17         $     1.40
  Pro forma                                                                               $     0.15         $     1.34
------------------------------------------------------------------------------------------===============    ===============

NOTE 12.       COMPREHENSIVE INCOME

--------------------------------------------------------------------------------

Comprehensive income includes all nonshareowner changes in equity and consists of net income (loss), foreign currency translation adjustments including gains and losses on the foreign currency hedge of the company's net investment in a foreign subsidiary, net unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and net accumulated derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended May 31,     Nine Months Ended May 31,
                                                                    --------------------------    ---------------------------
(Dollars in millions)                                                  2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Comprehensive Income                                                $   310       $     51         $    911     $    614
----------------------------------------------------------------------------------------------    ---------------------------

The components of accumulated other comprehensive loss are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                               As of May 31,    As of Aug. 31,
                                                                                               -------------    --------------
(Dollars in millions)                                                                             2006              2005
------------------------------------------------------------------------------------------------------------    --------------
Accumulated Foreign Currency Translations                                                      $   (489)        $   (593)
Net Unrealized Gains on Investments, Net of Taxes                                                     9                7
Net Accumulated Derivative Loss, Net of Taxes                                                       (30)              (2)
Minimum Pension Liability, Net of Taxes                                                            (301)            (301)
-----------------------------------------------------------------------------------------------------------     ------------
Accumulated Other Comprehensive Loss                                                           $   (811)        $   (889)
-----------------------------------------------------------------------------------------------============     ============

NOTE 13.       EARNINGS PER SHARE

--------------------------------------------------------------------------------

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options using the treasury stock method. Dilutive potential common shares noted below exclude stock options of 0.1 million and less than 0.1 million for the three months ended May 31, 2006, and May 31, 2005, respectively, and less than
0.1 million for the nine months ended May 31, 2006, and May 31, 2005. These potential common shares were excluded because their effect was antidilutive or because the options' exercise prices were greater than the average market price of the common shares.

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
                                                                       2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Weighted-Average Number of Common Shares                              270.8         268.0            269.6         266.4
Dilutive Potential Common Shares                                        5.3           5.8              5.9           5.9
----------------------------------------------------------------------------------------------    ---------------------------

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

NOTE 14.       SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------

The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest and taxes were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended May 31,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2006          2005
----------------------------------------------------------------------------------------------------------------------------
Interest                                                                                          $     76     $     63
Taxes                                                                                                   92           56
----------------------------------------------------------------------------------------------------------------------------

During the first nine months of fiscal 2006, the company recorded the following noncash investing and financing transactions:

o In October 2005, the board of directors authorized the purchase of up to $800 million of the company's common stock over a four-year period. Through May 31, 2006, the company had acquired 1.1 million shares for $90 million, $3 million of which is included in accrued liabilities as of May 31, 2006.

o During the first nine months of fiscal 2006, the company recognized noncash transactions related to acquisitions. See Note 3 -- Business Combinations -- for details of assets acquired and liabilities assumed in acquisitions.

o In second quarter 2006, an intangible asset and a liability in the amount of $61 million was recorded as a result of minimum annual royalty provisions in the UC license agreement described in Note 7 -- Goodwill and Other Intangible Assets.


NOTE 15.       COMMITMENTS AND CONTINGENCIES

--------------------------------------------------------------------------------
Litigation and Indemnification: Monsanto is defending and prosecuting litigation in its own name. In addition, Monsanto is defending and prosecuting certain cases that were brought in Pharmacia's name and for which Monsanto assumed responsibility under the Separation Agreement (defined below). Such matters relate to a variety of issues. Some of the lawsuits seek damages in very large amounts, or seek to restrict Monsanto's business activities. Information with respect to these lawsuits appears in Part II -- Item 8 -- Note 23 -- Commitments and Contingencies and Part I -- Item 3 -- Legal Proceedings in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, in Part I -- Item 1 --
Note 15 -- Commitments and Contingencies and Part II -- Item 1 -- Legal Proceedings in Monsanto's Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2005, and Feb. 28, 2006, and in this report. Monsanto believes it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that Monsanto is defending or prosecuting. While the ultimate liabilities resulting from such lawsuits may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto's consolidated financial position or liquidity, excluding liabilities relating to Solutia.

Solutia Inc.: The following discussion provides new and updated information regarding proceedings related to Solutia. Other information with respect to Solutia matters appears in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in Monsanto's Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2005, and Feb. 28, 2006. Pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities are referred to as "Solutia's Assumed Liabilities." Solutia's Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
Following is an update of certain of the proceedings related to Solutia's bankruptcy:

o Monsanto filed its proof of claim on Nov. 29, 2004, and it remains effective. Solutia, the Creditors' Committee, Monsanto and Pharmacia have agreed that Monsanto and Pharmacia may amend their initial proofs of claim and file additional claims through Oct. 1, 2006, which date may be extended by further agreement of the parties.

o On March 7, 2005, the Official Committee of Equity Security Holders filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia's spinoff, and Solutia's indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto's and Pharmacia's claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On May 24, 2005, Monsanto and Pharmacia filed a motion to dismiss the Complaint and Objection to Claim, and on April 11, 2006, the Bankruptcy Court announced that it would deny Pharmacia's and Monsanto's motion to dismiss and permit this litigation to proceed. Pharmacia and Monsanto intend to challenge this ruling. The Court has set a trial commencement date of Sept. 11, 2006.

o Various parties participating in Solutia's bankruptcy proceeding, including the Official Committee of Equity Security Holders, have filed objections to Solutia's Disclosure Statement. The Bankruptcy Court has deferred a hearing to consider the legal adequacy of the Disclosure Statement pending rulings on the above-described lawsuit by the Official Committee of Equity Security Holders and a lawsuit filed against Solutia by JPMorgan Chase Bank, as indenture trustee for certain of Solutia's bondholders. Since May 23, 2006, a trial regarding JPMorgan Chase Bank's claim has been ongoing, and various parties have asserted that a determination of this claim is an essential component of the Disclosure Statement. If and when the Court resolves all objections and determines that the Disclosure Statement provides sufficient information for creditors and other parties to vote on the Plan, the Plan and Disclosure Statement will be distributed to all parties for voting purposes. Following the voting process, the Court will hold a hearing to consider court approval or "confirmation" of the Plan. If the Court confirms the Plan, Solutia would emerge from Chapter 11 thereafter.

A charge in the amount of $284 million (the "Solutia-related charge" or the "charge") was recorded in Monsanto's first-quarter fiscal 2005 results to reflect the discounted cost that Monsanto expects to incur in connection with the third-party tort litigation and environmental liabilities that Monsanto is managing, defending and funding on Pharmacia's behalf and which are Solutia's Assumed Liabilities. As of May 31, 2006, $219 million was recorded in the Condensed Statement of Consolidated Financial Position ($55 million in current liabilities and $164 million in long-term liabilities). Actual costs to Monsanto may differ materially from this estimate.

Receivables of $50 million were recorded as of May 31, 2006 ($27 million was recorded in miscellaneous receivables and $23 million was recorded in other assets) for the anticipated insurance reimbursement of a portion of the $150 million and $400 million settlement amounts paid by Monsanto during August and September 2003. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005.

In addition to the Solutia-related charge, Monsanto has incurred legal and other costs related to the Chapter 11 proceeding and its Solutia-related indemnification obligations to Pharmacia. These costs are expensed as incurred, because the potential future costs to Monsanto to protect its interests cannot be reasonably estimated. The legal and other costs, together with the Solutia-related charge recorded in first quarter 2005, are reflected in the Statements of Consolidated Operations as Solutia-related expenses.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

The degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge or other of Solutia's Assumed Liabilities or Solutia-related expenses is uncertain until the outcome of all matters in the Chapter 11 proceeding are resolved. The Plan is supported by the Creditors' Committee, the Official Committee of Retirees, Pharmacia and Monsanto; however, no assurance can be given that the Plan will be approved. The Plan must be voted upon by Solutia's creditors and other interested parties and must be approved by the Bankruptcy Court.

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's third-party tort litigation, including lawsuits involving polychlorinated biphenyls (PCBs) and other chemical and premises liability litigation. The following describes the significant third-party tort proceedings reflected in the Solutia-related charge.

As described in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, Pharmacia is a defendant to a case filed by the Commonwealth of Pennsylvania, which is pending in the Commonwealth Court of Pennsylvania and related to the Transportation and Safety Building in Harrisburg, Pennsylvania. In June 1994, a fire broke out in the building. The Commonwealth claims that PCBs in the building's fireproofing contaminated the building and necessitated its demolition and temporary relocation of Commonwealth employees. The Commonwealth had sought the cost of constructing a new building on the site, and the jury returned a verdict of $90 million against Pharmacia, which was reduced to $45 million by the trial court. The verdict was appealed to the Supreme Court of Pennsylvania and on May 25, 2006, was reversed, vacated and remanded for a new trial limited to alleged damage to the building from the presence of PCBs in the building before the fire, and subject to rulings that depreciation must be considered in determining the extent of property damage. Application has been made in the appeal to recover the costs associated with the appeal.

As described in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, 66 cases pending in state or federal court in Alabama, which involve a total of 4,677 plaintiffs, claim personal injury or property damage allegedly arising from exposure to PCBs discharged from an Anniston, Alabama, plant site that was formerly owned by Pharmacia and was transferred to Solutia. These cases purport to involve claims by individuals not included within the August 2003 global settlement for the Tolbert and Abernathy cases.

As described in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property clean up costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto rejected the tender by Akzo Nobel but agreed to indemnify and defend the Flexsys defendant group.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia's current or former operations. The following describes the significant environmental matters reflected in the Solutia-related charge.

As described in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Monsanto's Report on Form 10-Q for the quarterly period ended Nov. 30, 2005, on Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (RPCD), pursuant to which Pharmacia and Solutia are obligated to perform PCB residential cleanup work and a remedial investigation/feasibility study of PCB contamination in Anniston, among other things. Based on Solutia's failure to perform, on March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Anniston, Alabama, and Sauget, Illinois, sites under the RPCD and other orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

has agreed with the EPA to perform certain remediation in Anniston and Sauget until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked. By letter dated Dec. 29, 2005, the EPA notified Pharmacia and Solutia of a demand for penalties of approximately $1 million as of that date, based on an alleged failure to comply with the Anniston RPCD. Monsanto believes that Pharmacia is in full compliance with the RPCD and is in the process of negotiating with the EPA a resolution of this matter on Pharmacia's behalf.

Other Solutia-Related Matters: Monsanto is a party to several agreements with Solutia for the supply of raw materials and services used in the production of an intermediate for glyphosate at Monsanto's facility at Chocolate Bayou, Texas. In February 2006, Monsanto prepaid Solutia $29 million for raw materials and services in consideration for a reduction in future payments owed by Monsanto under the supply agreements. As of May 31, 2006, approximately $20 million of the prepayment amount remains outstanding.

Guarantees: As disclosed in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, Monsanto provides guarantees to certain banks that provide loans to Monsanto customers in Brazil. Due to the seasonal nature of Monsanto's business and increased customer participation in the loan programs, the level of customer loans with these banks and related Monsanto guarantees has increased since Aug. 31, 2005. As a result, the maximum potential amount of future payments under these guarantees was $114 million as of May 31, 2006. Based on a current assessment of credit exposure, Monsanto has recorded a liability of $2 million related to the fair value of these guarantees. Monsanto's recourse under these guarantees is limited to the customers, and it is not currently estimable. Disclosure regarding these guarantees and other guarantees Monsanto provides for certain customer loans in the United States can be found in Note 5 -- Customer Financing Programs -- of this Form 10-Q.

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

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Net Sales(1)
    Corn seed and traits                                           $    502      $    431         $  1,580      $  1,304
    Soybean seed and traits                                             311           204              933           827
    Vegetable and fruit seed(2)                                         142            87              415            87
    All other crops seeds and traits                                    380           336              568           489
----------------------------------------------------------------------------------------------    ---------------------------
  Total Seeds and Genomics                                         $  1,335      $  1,058         $  3,496      $  2,707
----------------------------------------------------------------------------------------------    ---------------------------
    ROUNDUP and other glyphosate-based herbicides                  $    654      $    626         $  1,630      $  1,541
    All other agricultural productivity products                        359           356              827           772
----------------------------------------------------------------------------------------------    ---------------------------
  Total Agricultural Productivity                                  $  1,013      $    982         $  2,457      $  2,313
----------------------------------------------------------------------------------------------    ---------------------------
  Total                                                            $  2,348      $  2,040         $  5,953      $  5,020
-------------------------------------------------------------------===========================    ===========================

EBIT(3)
  Seeds and Genomics                                               $    393      $      4         $  1,027      $    510
  Agricultural Productivity                                             147           191              280            12
----------------------------------------------------------------------------------------------    ---------------------------
  Total                                                            $    540      $    195         $  1,307      $    522
-------------------------------------------------------------------===========================     ==========================

Depreciation and Amortization Expense
  Seeds and Genomics                                               $     79      $     81         $    248      $    209
  Agricultural Productivity                                              48            46              138           139
----------------------------------------------------------------------------------------------    ---------------------------
  Total                                                            $    127      $    127         $    386      $    348
-------------------------------------------------------------------===========================    ===========================

(1)  Represents net sales from continuing operations.
(2) Consists of net sales from Seminis, which was acquired by Monsanto in the third quarter of fiscal year 2005. See Note 3 -- Business Combinations -- for further discussion of the Seminis acquisition.
(3) EBIT is defined as earnings before interest and taxes; see the following table for reconciliation. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

A reconciliation of EBIT to net income for each period follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
EBIT                                                               $    540      $    195         $  1,307      $    522
Interest Expense -- Net                                                  25            22               63            52
Income Tax Provision(1)                                                 181           126              411            90
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $    334      $     47         $    833      $    380
-------------------------------------------------------------------===========================    ===========================

(1) Includes the income tax provision from continuing operations and the income tax benefit from discontinued operations.


NOTE 17.       DISCONTINUED OPERATIONS

--------------------------------------------------------------------------------

Environmental technologies businesses: As described in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, in second quarter 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. ("Enviro-Chem" or the "environmental technologies businesses") that met the "held for sale" criteria under SFAS 144, and in August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. The title to the receivable related to this power plant and related fixed assets was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of May 31, 2006, and Aug. 31, 2005. As of Aug. 31, 2005, this receivable had a related deferred tax asset of $5 million recorded as an asset of discontinued operations. As of May 31, 2006, this receivable had a deferred tax liability of $4 million recorded as a liability of

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

discontinued operations due to management's decision to include this receivable as part of the disposition for income tax purposes. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2006.

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

As a result of the plans to sell the three businesses discussed above, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for the three and nine months ended May 31, 2006, and May 31, 2005, the Statements of Consolidated Operations have been conformed to this presentation. As of May 31, 2006, and Aug. 31, 2005, the Condensed Statements of Consolidated Financial Position have been conformed to this presentation. The remaining assets and liabilities of the environmental technologies businesses as of May 31, 2006, and Aug. 31, 2005, follow:

----------------------------------------------------------------------------------------------------------------------------
                                                                                              As of May 31,    As of Aug. 31,
                                                                                              -------------    -------------
(Dollars in millions)                                                                             2006             2005
-----------------------------------------------------------------------------------------------------------    -------------
Assets of Discontinued Businesses Held for Sale:
  Miscellaneous receivables                                                                   $     10         $     10
  Deferred tax assets                                                                               --                5
-----------------------------------------------------------------------------------------------------------    -------------
Total Assets of Discontinued Businesses Held for Sale                                         $     10         $     15
----------------------------------------------------------------------------------------------=============    =============

Liabilities of Discontinued Businesses Held for Sale:
  Current liabilities                                                                         $      4         $     11
-----------------------------------------------------------------------------------------------------------    -------------
Total Liabilities of Discontinued Businesses Held for Sale                                    $      4         $     11
----------------------------------------------------------------------------------------------=============    =============

The following amounts related to the environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
(Dollars in millions)                                                  2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Net Sales                                                          $      --      $    44         $     --        $  121

Income (Loss) from Operations of Discontinued Businesses                 (1)            4               (1)            6
Income Tax Benefit                                                       (1)           (2)              (1)          (88)
----------------------------------------------------------------------------------------------    ---------------------------
Income on Discontinued Operations                                  $      --      $     6         $     --        $   94
-------------------------------------------------------------------===========================    ===========================

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

NOTE 18.       SUBSEQUENT EVENTS

--------------------------------------------------------------------------------

In June 2006, ASI entered into agreements to acquire five additional U.S. seed companies for an aggregate purchase price of $77 million.

On June 27, 2006, after approval by the company's chief executive officer, the board of directors approved a domestic reinvestment plan of up to $500 million in repatriated foreign earnings pursuant to the temporary repatriation incentive under the American Jobs Creation Act of 2004 described in Note 8 - Income Taxes. Accordingly, the company expects to repatriate foreign earnings totaling between $425 million and $500 million and will record a tax charge and related tax liability of $20 million to $25 million in the fourth quarter of 2006. Planned uses of the repatriated funds include domestic expenditures relating to research and development, capital expenditures, and other permitted activities.

On June 27, 2006, the board of directors approved a two-for-one split of the company's common shares. The additional shares resulting from the stock split will be payable on July 28, 2006, to shareowners of record on July 7, 2006. Basic earnings per share and diluted earnings per share for the three and nine months ended May 31, 2006, and May 31, 2005, are presented below on a pro forma basis to reflect the effect of the two-for-one stock split.

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,     Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
                                                                       2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Pro Forma Weighted Average Shares Outstanding:
 Basic                                                                  541.6         536.0            539.2         532.8
 Diluted                                                                552.2         547.6            551.0         544.6

Pro Forma Basic Earnings per Share:
 Income from continuing operations                                 $     0.62    $     0.08       $     1.54    $     0.54
 Income on discontinued operations                                         --          0.01               --          0.17
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $     0.62    $     0.09       $     1.54    $     0.71
-------------------------------------------------------------------===========================    ===========================

Pro Forma Diluted Earnings per Share:
 Income from continuing operations                                 $     0.60    $     0.08       $     1.51    $     0.53
 Income on discontinued operations                                         --          0.01               --          0.17
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $     0.60    $     0.09       $     1.51    $     0.70
-------------------------------------------------------------------===========================    ===========================

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

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

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, we sold substantially all of these businesses. In fiscal year 2004, we announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program, and we sold the assets associated with our European wheat and barley business. As a result of these exit plans, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standard
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three and nine months ended May 31, 2006, and May 31, 2005, the Statements of Consolidated Operations have been conformed to this presentation. Also, under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Condensed Statements of Consolidated Financial Position as of May 31, 2006, and Aug. 31, 2005. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Item 1 -- Note 17 -- Discontinued Operations -- for further details.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and Monsanto's Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2005, and Feb. 28, 2006. Financial information for the first nine months of fiscal year 2006 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I -- Item 1 -- Financial Statements -- of this Report on Form 10-Q. Unless otherwise indicated, "Monsanto," the "company," "we," "our" and "us" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings
(loss) per share. Unless otherwise indicated, in MD&A, all dollar amounts are expressed in millions, except per share amounts. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicides.

Non-GAAP Financial Measures

MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered "non-GAAP financial measures." Generally, a non-GAAP financial measure is a numerical measure of a company's

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

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

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 16 -- Segment Information -- for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2006, and May 31, 2005.

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the "Financial Condition, Liquidity, and Capital Resources -- Cash Flow" section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.

Executive Summary

Consolidated Operating Results -- Net sales increased $308 million in the three-month comparison and $933 million in the nine-month comparison. In third quarter 2006, net sales improved as a result of increased sales of U.S. soybean seed and traits, improved sales of U.S. corn seed and traits, and incremental sales from the Seminis Inc. vegetable and fruit seed business (Seminis) that we acquired in March 2005. Sales of U.S. cotton traits and U.S. ROUNDUP and other glyphosate-based herbicides also increased. In the first nine months of 2006, net sales increased as a result of sales from Seminis, increased sales of U.S. corn seed and traits, improved sales of U.S. soybean seed and traits, and increased sales of cotton traits in the United States and Australia. Further, Agricultural Productivity net sales improved primarily because of increased sales volume of ROUNDUP and other glyphosate-based herbicides, acetanilide-based herbicides, and animal agriculture products all in the United States. The effective tax rate for the third quarter 2006 was 35 percent, compared with 76 percent in the third quarter 2005, which included nondeductible in-process research and development (IPR&D) write-offs that increased our effective tax rate by 46 percentage points. The effective tax rate for the first nine months of 2006 was 33 percent, compared with 38 percent in the prior-year comparable period. Net income in third quarter 2006 was $1.21 per share, compared with $0.17 per share in third quarter 2005. Net income in the first nine months of 2006 was $3.02 per share, compared with $1.40 per share in the prior-year comparable period.

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) on Sept. 1, 2005. As a result, the third quarter and first nine months results of 2006 included incremental after-tax stock-based compensation expense of $8 million ($0.03 per share) and $24 million ($0.09 per share), respectively. See Note 11 -- Stock-Based Compensation Plans -- for additional discussion.

The following are significant factors which affected the first nine months 2005 results:

o We wrote off IPR&D related to acquisitions of $254 million and $266 million in the three months and nine months ended May 31, 2005, respectively.

o    In first  quarter  2005,  we recorded an  after-tax  charge of $181 million
     ($284 million pretax), or $0.66 per share, associated with certain liabilities in connection with the Solutia bankruptcy.

o In first quarter 2005, we recorded a deferred tax benefit of $106 million, or $0.39 per share, as a result of the loss incurred on the European wheat and barley business. Of this tax benefit, $20 million was recorded in continuing operations and $86 million was recorded in discontinued operations.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Financial Condition, Liquidity, and Capital Resources -- In the first nine months of 2006, net cash provided by operating activities was $184 million, compared with $533 million in the prior-year first nine months. Net cash required by investing activities was $408 million in the first nine months of 2006, compared with $1.4 billion in the first nine months of 2005. Free cash flow was a negative $224 million in the first nine months of 2006, compared with a negative $838 million in the prior-year first nine months. In the first nine months of 2006, we used cash for acquisitions of businesses of $185 million compared to $1.5 billion in the prior year period. Cash required by the change in trade receivables increased $451 million in the first nine months of 2006 as the sales increase from our core business was more significant than the collections improvement. In the first nine months of 2005, the timing of the maturities of our short-term investments created a source of cash of $300 million, compared with $150 million in the current-year first nine months. In the first nine months of 2006, we used cash of $234 million for capital expenditures. In the first nine months of 2005, we used cash of $144 million for capital expenditures. For a more detailed discussion of the factors affecting the free cash flow comparison, see the "Cash Flow" section of the "Financial Condition, Liquidity, and Capital Resources" section in this MD&A.

Outlook -- We have evolved to a company led by its strengths in plant breeding, seeds and biotechnology traits as a means of delivering value to our customers. We aim to continually improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by improving the ways they can produce food, fiber and feed. We use the tools of modern biology to allow farmers to do more with fewer resources and to produce healthier foods for consumers and better feed for animals. Our current research-and-development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed ("stacking"), and on developing new pipeline products. We aspire to bring new solutions to our customers' unmet needs, for example, crops with improved oil and protein composition or with drought tolerance. Our capabilities in biotechnology and breeding research are generating a potentially rich product pipeline that is expected to drive long-term growth. Our biotechnology and trait pipeline is focused on products that provide beneficial genetic traits to enhance plants' growth or to provide nutritional or other benefits to farmers, food and feed processors, or consumers. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products. We also continue to focus on different sales and distribution opportunities for our products.

In fiscal year 2005, we completed the acquisitions of Advanta and Seminis and formed ASI, which acquired Channel Bio and NC+ Hybrids. In fiscal year 2005, we also completed the acquisition of Stoneville Pedigreed Seed Co. (formerly known as Emergent Genetics, Inc.) and Emergent Genetics India Ltd. (collectively, "Stoneville"). As of May 31, 2006, ASI has acquired several regional U.S. seed companies in 2006. Seminis is well positioned to capitalize on the vegetable and fruit segment of the agriculture industry and expands our ability to grow. We aim to improve and to grow the Seminis business by applying our molecular breeding and marker capabilities to its library of vegetable and fruit germplasm. Further, the addition of Stoneville completes a strategic cotton germplasm and traits platform modeled on our branded and licensing strategies for corn and soybeans. In fiscal year 2006, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plan.

ROUNDUP herbicides remain the market leader. We are focused on optimizing the supply chain and managing the costs associated with our agricultural chemistry business as that sector matures globally. The mix of our glyphosate products sold reflects the increased competitive dynamics of the marketplace.

We are required to indemnify  Pharmacia for Solutia's  Assumed  Liabilities (see
Note 15 -- Commitments and Contingencies -- for further details), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia's Assumed Liabilities. Accordingly, in first quarter 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia's bankruptcy. The charge may not reflect all potential liabilities that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process.

See the "Outlook" section of MD&A for a more detailed discussion of certain of the opportunities, challenges and risks we have identified for our business.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended May 31,          Nine Months Ended May 31,
                                                          -------------------------------     -------------------------------
                                                            2006       2005    % Change         2006      2005     % Change
-----------------------------------------------------------------------------------------     -------------------------------
Net Sales                                                 $  2,348   $  2,040       15%       $  5,953  $  5,020         19%
Gross Profit                                                 1,194      1,005       19%          3,068     2,511         22%
Operating Expenses:
  Selling, general and administrative expenses                 430        367       17%          1,173       947         24%
  Research and development expenses                            191        155       23%            532       401         33%
  Acquired in-process research and development (see             --        254     (100)%            --       266       (100)%
  Note 3)
  Restructuring charges (reversals) -- net                      (2)        --     (100)%            (2)        8       (125)%
-----------------------------------------------------------------------------------------     -------------------------------
Total Operating Expenses                                       619        776      (20)%         1,703     1,622          5%
-----------------------------------------------------------------------------------------     -------------------------------
Income from Operations                                         575        229      151%          1,365       889         54%
  Interest expense                                              35         29       21%            100        78         28%
  Interest income                                              (10)        (7)      43%            (37)      (26)        42%
  Solutia-related expenses (see Note 15)                         7          7        --             20       300        (93)%
  Other expense -- net                                          27         31      (13)%            37        73        (49)%
-----------------------------------------------------------------------------------------     -------------------------------
Income from Continuing Operations Before Income Taxes          516        169      205%          1,245       464        168%
  Income tax provision                                         182        128       42%            412       178        131%
-----------------------------------------------------------------------------------------     -------------------------------
Income from Continuing Operations                              334         41      715%            833       286        191%
Discontinued Operations (see Note 17):
    Income (loss) from operations of discontinued               (1)         4     (125)%            (1)        6       (117)%
    businesses
    Income tax benefit                                          (1)        (2)     (50)%            (1)      (88)       (99)%
-----------------------------------------------------------------------------------------     -------------------------------
Income on Discontinued Operations                               --          6     (100)%            --        94       (100)%
-----------------------------------------------------------------------------------------     -------------------------------
Net Income                                                $    334   $     47      611%       $    833  $    380        119%
----------------------------------------------------------===============================     ================================
Diluted Earnings per Share:
  Income from continuing operations                       $   1.21   $   0.15      707%       $   3.02  $   1.05        188%
  Income on discontinued operations                             --       0.02     (100)%            --      0.35       (100)%
-----------------------------------------------------------------------------------------     -------------------------------
Net Income                                                $   1.21   $   0.17      612%       $   3.02  $   1.40        116%
----------------------------------------------------------===============================     ===============================

Effective Tax Rate (continuing operations)                      35%       76%                       33%       38%

Comparison as a Percent of Net Sales:
     Gross profit                                               51%       49%                       52%       50%
     Selling, general and administrative expenses               18%       18%                       20%       19%
     Research and development expenses                           8%        8%                        9%        8%
     Total operating expenses                                   26%       38%                       29%       32%
     Income from continuing operations before income            22%        8%                       21%        9%
     taxes
     Net income                                                 14%        2%                       14%        8%

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Third Quarter Fiscal Year 2006

--------------------------------------------------------------------------------

The following explains the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:

Net sales increased 15 percent in third quarter 2006 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 26 percent, and our Agricultural Productivity segment net sales increased 3 percent. The following table presents the percentage changes in third quarter 2006 worldwide net sales by segment compared with the prior-year quarter, including the effect that volume, price, currency and acquisitions had on these percentage changes:

----------------------------------------------------------------------------------------------------------------------------
                                        Third Quarter 2006 Percentage Change in Net Sales vs. Third Quarter 2005
                              ----------------------------------------------------------------------------------------------
                                                                                               Impact of
                                 Volume         Price           Currency         Subtotal     Acquisitions(1)    Net Change
                              ----------------------------------------------------------------------------------------------
Seeds and Genomics Segment         12%             3%             --              15%             11%              26%
Agricultural Productivity
  Segment                           2%             1%             --               3%              --               3%
Total Monsanto Company              7%             2%             --               9%              6%              15%
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

Gross profit increased 19 percent in the three-month comparison. Total company gross profit as a percent of net sales increased 2 percentage points to 51 percent in third quarter 2006 driven by the increase in sales and gross profit from the Seeds and Genomics segment. Gross profit as a percent of sales for the Seeds and Genomics segment increased 3 percentage points in the quarter-over-quarter comparison to 61 percent. This improvement was primarily driven by the increased net selling price of U.S. soybean traits and increased penetration of higher margin stacked traits, particularly in U.S. corn. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 3 percentage points in the quarter-over-quarter comparison to 37 percent. A key contributor to this decline was higher cost of goods sold for herbicides because of price increases for certain raw materials and energy required for herbicide production.

Operating expenses decreased 20 percent, or $157 million, in third quarter 2006 from the prior-year comparable quarter. We wrote-off IPR&D of $254 million related to acquisitions in third quarter 2005. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 17 percent and R&D expenses increased 23 percent primarily because of expenses of the businesses we acquired in 2005, largely Seminis and, to a lesser extent, Stoneville. Also, SG&A and R&D expenses increased because of higher staffing levels in 2006. Further, in 2006, we recorded stock-based compensation expense in accordance with SFAS 123R; accordingly, we recorded an incremental $9 million in SG&A expenses and an incremental $3 million in R&D expenses (see Note 11 -- Stock-Based Compensation Plans). As a percent of net sales, SG&A expenses and R&D expenses were 18 percent and 8 percent, respectively, in both three month periods.

Interest expense increased $6 million in the three-month comparison because of higher long-term debt in 2006, when compared to 2005.

Interest income increased $3 million in the quarter-over-quarter comparison because of interest earned on higher cash balances in Brazil in the third quarter 2006.

Income tax provision was $182 million in third quarter 2006, compared with $128 million in the prior-year quarter. The effective tax rate decreased to 35 percent from 76 percent in third quarter 2005. Third quarter 2005 included nondeductible IPR&D write-offs related to our acquisitions of Seminis, Stoneville and NC+ Hybrids of $254 million, increasing our effective tax rate by 46 percentage points. Excluding this unfavorable adjustment in third quarter 2005, the effective rate would have been higher in third quarter 2006, when compared to 2005, primarily driven by a shift in Monsanto's projected earnings mix to higher tax rate jurisdictions.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

First Nine Months of Fiscal Year 2006

The following explains the significant components of our results of operations that affected the comparison of our first nine months of fiscal years 2006 and 2005 income from continuing operations:

Net sales increased 19 percent in the first nine months of 2006 from the same period a year ago. Our Seeds and Genomics segment net sales improved 29 percent, and our Agricultural Productivity segment net sales improved 6 percent. The following table presents the percentage changes in the first nine months of 2006 worldwide net sales by segment compared with the prior-year first nine months, including the effect that volume, price, currency and acquisitions had on these percentage changes:

----------------------------------------------------------------------------------------------------------------------------
                                    First Nine Months 2006 Percentage Change in Net Sales vs. First Nine Months 2005
                              ----------------------------------------------------------------------------------------------
                                                                                               Impact of
                                 Volume         Price          Currency         Subtotal     Acquisitions(1)    Net Change
                              ----------------------------------------------------------------------------------------------
Seeds and Genomics Segment         10%             3%            --              13%             16%              29%
Agricultural Productivity
  Segment                           4%             1%            1%               6%              --               6%
Total Monsanto Company              7%             2%            1%              10%              9%              19%
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

Gross profit increased 22 percent in the nine-month comparison. Total company gross profit as a percent of net sales increased 2 percentage points to 52 percent in the first nine months of 2006 from the same period a year ago.

o Gross profit as a percent of sales for the Seeds and Genomics segment increased 1 percentage point to 63 percent in the first nine-months comparison. This improvement was primarily driven by increased penetration of higher margin stacked traits, particularly in U.S. corn, and to a lesser extent, the increase in the net selling price of U.S. soybean traits. These positive factors were partially offset by an incremental $28 million in amortization associated with the inventory step-up for the Seminis acquisition, which negatively affected gross profit as a percent of sales. An inventory step-up is a purchase accounting requirement to write-up inventory to its market value at the time the acquisition is completed. Until the acquired inventory is sold, we earn less gross profit on our sales for the acquired businesses.
o Gross profit as a percent of sales declined 1 percentage point for the Agricultural Productivity segment to 35 percent in the first nine months of 2006. A key contributor to this decline was higher cost of goods sold for herbicides because of price increases for certain raw materials and energy required for herbicide production. Also, as a percent of net sales, POSILAC gross profit declined in the nine-month comparison because of increased cost of goods sold primarily driven by actions implemented to further reduce bulk powder production to better manage working capital. A favorable mix and a price increase for our U.S. acetanilide-based herbicides, coupled with a 2005 portfolio rationalization of other selective herbicides in Argentina, offset these factors.

Operating expenses increased 5 percent, or $81 million, in the first nine months of 2006 from the prior-year comparable nine months. In the nine-month comparison, SG&A expenses increased 24 percent, and R&D expenses increased 33 percent, primarily because of expenses of the businesses we acquired in 2005, higher staffing levels, and stock-based compensation. In accordance with SFAS 123R, we recorded an incremental $26 million in SG&A expenses and an incremental $9 million in R&D expenses for stock-based compensation (see Note 11 --
Stock-Based Compensation Plans). As a percent of net sales, SG&A expenses increased 1 percentage point to 20 percent, and R&D expenses increased 1 percentage point to 9 percent in the first nine months of 2006. Additionally, these increases were partially offset by the $266 million IPR&D write-off in the first nine months of 2005.

Interest expense increased $22 million in the nine-month comparison because of higher long-term borrowings and higher commercial paper usage in the first nine months of 2006, when compared to the first nine months of 2005.

Interest income increased $11 million in the nine-month comparison because of interest earned on higher cash balances in Brazil in the first nine months of 2006.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

In the first nine months of 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge was based on the best estimates by our management with input from our legal and other outside advisors. We believe that this charge, based on what is known at the time of filing this report, represents the estimated discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, actual costs to the company may be materially different from this estimate. See Note 15 -- Commitments and Contingencies -- for further details.

Other expense -- net was $37 million in the first nine months of 2006, compared with $73 million in the first nine months of 2005. In first quarter 2005, we established a $15 million reserve for litigation (unrelated to Solutia's Assumed Liabilities), which was paid out in second quarter 2005. Net foreign-currency transaction losses decreased $13 million to $3 million.

Income tax provision increased from $178 million in the first nine months of 2005 to $412 million in the first nine months of 2006, and the effective tax rate decreased from 38 percent to 33 percent, respectively, primarily as a result of the following items:

o    The  effective  tax rate for the  first  nine  months  of  fiscal  2005 was
     affected  by  the  $284  million   Solutia-related   charge  ($181  million
     aftertax).

o The first nine months of 2005 included nondeductible IPR&D write-offs related to the 2005 acquisitions.

o A tax benefit of $32 million was recorded in the first nine months of 2006 as a result of the conclusion of an audit of Pharmacia for tax years 2000 to 2002 (for which period we were a member of Pharmacia's consolidated group) by the IRS and, to a lesser extent, favorable adjustments related to various state income tax issues.

o A tax benefit of $20 million was recorded in continuing operations in the first nine months of 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 8 -- Income Taxes).

Without these items, our effective tax rate for the first nine months of 2006 would have been higher than the 2005 rate, primarily driven by a shift in our projected earnings mix to higher tax rate jurisdictions.

The factors above explain the change in income from continuing operations. In the first nine months of 2005, we recorded income on discontinued operations of $94 million. As discussed in Note 8, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.39 per share, in the first nine months of 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill impairment related to our global wheat business recorded in continuing operations in fiscal year 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes us from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during the quarter ended Nov. 30, 2004.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

SEEDS AND GENOMICS SEGMENT

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended May 31,                Nine Months Ended May 31,
                                              ------------------------------------    ---------------------------------------
                                                 2006        2005      % Change          2006         2005        % Change
----------------------------------------------------------------------------------    ---------------------------------------
Net Sales
  Corn seed and traits                        $    502    $    431        16%         $  1,580     $  1,304         21%
  Soybean seed and traits                          311         204        52%              933          827         13%
  Vegetable and fruit seed                         142          87        NM               415           87         NM
  All other crops seeds and traits                 380         336        13%              568          489         16%
----------------------------------------------------------------------------------    ---------------------------------------
Total Net Sales                               $  1,335    $  1,058        26%         $  3,496     $  2,707         29%
----------------------------------------------====================================    =======================================
Gross Profit
  Corn seed and traits                        $    257    $    215        20%         $    948     $    750         26%
  Soybean seed and traits                          203         115        77%              655          564         16%
  Vegetable and fruit seed                          72          42        NM               221           42         NM
  All other crops seeds and traits                 287         240        20%              390          313         25%
----------------------------------------------------------------------------------    ---------------------------------------
Total Gross Profit                            $    819    $    612        34%         $  2,214     $  1,669         33%
----------------------------------------------====================================    =======================================
EBIT(1)                                       $    393    $      4        NM          $  1,027     $    510         101%
----------------------------------------------------------------------------------    ---------------------------------------

NM = Not Meaningful

 (1) EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 -- Segment Information -- and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.


Seeds and Genomics Financial Performance -- Third Quarter Fiscal Year 2006

--------------------------------------------------------------------------------

Soybean seed and trait net sales increased 52 percent, or $107 million, in third quarter 2006. This sales increase was driven by an increase in the average net selling price of ROUNDUP READY soybean traits in the United States stemming from lower sales discounts. Sales volume of U.S. soybean traits increased because of a timing shift between second and third quarters of 2006 compared with the timing of sales in 2005. In 2006, sales occurred later because of weather and the related delay in certain sales reporting by our customers. Net sales of ASI soybean seed and traits improved because of revenues from recently acquired ASI subsidiaries which were not part of the company's operations during this period last year. Further, net sales of soybean traits increased in Brazil because of an increase in the volume of the grain-based payment system related to saved and replanted ROUNDUP READY soybeans.

Net sales of corn seed and traits increased 16 percent, or $71 million, in the three-month comparison primarily because of an increase in sales of U.S. corn seed and traits. In third quarter 2006, our corn seed and traits sales volume and sales mix improved because of higher sales volume of branded seed and traits stemming from stronger customer demand in the United States. Increased trait penetration and growth in stacked traits also favorably impacted our licensed and ASI channels in the United States. Net sales of ASI corn seed and traits improved because of revenues from recently acquired ASI subsidiaries, which were not part of the company's operations during this period last year.

In third quarter 2006, vegetable and fruit seed net sales increased $55 million, because of our March 23, 2005, acquisition of Seminis. The results of Seminis are included for the full three months ended May 31, 2006, compared to a partial quarter in the three months ended May 31, 2005.

All other crops seeds and traits net sales increased 13 percent, or $44 million, in the three-month comparison primarily because of higher cotton trait volume in the United States, stemming from improved mix consisting of more stacked traits and an increase in total cotton acres. Net sales of cotton seed and traits also improved because of revenues from the acquisition of Stoneville on April 5, 2005. The results of Stoneville are included for the full three months ended May 31, 2006, compared to a partial quarter in the three months ended May 31, 2005.

Gross profit as a percent of sales for this segment increased 3 percentage points in the quarter-over-quarter comparison to 61 percent. This improvement was primarily driven by lower sales discounts for soybean traits and increased penetration of higher margin traits, particularly in U.S. corn. EBIT for the Seeds and Genomics segment increased $389 million to $393 million in third quarter 2006. The IPR&D write-off that resulted from the acquisitions negatively impacted EBIT by $254 million in third quarter 2005. In the three-month comparison, increased SG&A and R&D expenses related to the 2005 acquisitions partially offset the gross profit improvement.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Seeds and Genomics Financial Performance--First Nine Months of Fiscal Year 2006

--------------------------------------------------------------------------------

The corn and soybean sales variance explanations provided in the "Seeds and Genomics Financial Performance -- Third Quarter Fiscal Year 2006" section of MD&A are also applicable for this comparison. Net sales of corn seed and traits increased 21 percent, or $276 million, in the nine-month comparison. Net sales of soybean seed and traits increased 13 percent, or $106 million, in the nine-month comparison.

In the first nine months of 2006 vegetable and fruit seed net sales increased $328 million because of our March 2005 acquisition of Seminis. The results of Seminis are included for the full nine months ended May 31, 2006, compared to approximately two months for the comparable period ended May 31, 2005.

The all other crops seeds and traits sales increase explanations related to the United States business provided in the "Seeds and Genomics Financial Performance
- Third Quarter Fiscal Year 2006" section of MD&A are also applicable for the nine-month comparison. Other contributing factors to the other crops seeds and traits net sales increase of 16 percent, or $79 million, in the first nine months of 2006, were higher cotton seed and traits sales in Australia because of increased cotton trait penetration and an improvement in our cotton sales mix to a higher percentage of the BOLLGARD II with ROUNDUP READY cotton stacked offering.

Gross profit as a percent of sales for this segment increased 1 percentage point in the nine-month comparison to 63 percent. This improvement was primarily driven by increased penetration of higher margin traits, particularly in U.S. corn. This positive factor was partially offset by an incremental $28 million in amortization associated with the inventory step-up for the Seminis acquisition, which negatively affected gross profit as a percent of sales. EBIT for the Seeds and Genomics segment increased $517 million to $1.0 billion in the first nine months of 2006. The IPR&D write offs that resulted from the Seminis, Stoneville, NC+ Hybrid, Channel Bio and Advanta acquisitions negatively impacted EBIT by $266 million in the first nine months of 2005. In the nine-month comparison, increased SG&A and R&D expenses related to the 2005 acquisitions partially offset the gross profit improvement.

AGRICULTURAL PRODUCTIVITY SEGMENT

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended May 31,                Nine Months Ended May 31,
                                              -------------------------------------     -------------------------------------
                                                 2006         2005       % Change          2006        2005       % Change
-----------------------------------------------------------------------------------     -------------------------------------
Net Sales
  ROUNDUP and other glyphosate-based          $    654     $    626           4%        $  1,630    $  1,541           6%
  herbicides
  All other agricultural productivity              359          356           1%             827         772           7%
  products
-----------------------------------------------------------------------------------     -------------------------------------
Total Net Sales                               $  1,013     $    982           3%        $  2,457    $  2,313           6%
----------------------------------------------=====================================     =====================================
Gross Profit
  ROUNDUP and other glyphosate-based          $    216     $    241        (10)%        $    502    $    529         (5)%
  herbicides
  All other agricultural productivity              159          152           5%             352         313          12%
  products
-----------------------------------------------------------------------------------     -------------------------------------
Total Gross Profit                            $    375     $    393         (5)%        $    854    $    842           1%
----------------------------------------------=====================================     =====================================
EBIT(1, 2)                                    $    147     $    191        (23)%        $    280    $     12          NM
-----------------------------------------------------------------------------------     -------------------------------------

NM = Not Meaningful

(1) EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 -- Segment Information -- and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.
(2) The nine months ended May 31, 2005, includes the $284 million charge associated with certain liabilities in connection with the Solutia bankruptcy.


Agricultural Productivity Financial Performance--Third Quarter Fiscal Year 2006

--------------------------------------------------------------------------------

Net sales of ROUNDUP and other glyphosate-based herbicides increased 4 percent, or $28 million, in the quarter-over-quarter comparison. Net sales of ROUNDUP and other glyphosate-based herbicides increased primarily due to increased sales volumes in the United States.

Gross profit decreased $18 million because of higher cost of goods sold for U.S. ROUNDUP herbicides. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 3 percentage points to 37 percent. See the "Results of Operations -- Third Quarter Fiscal Year 2006" section of MD&A for

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

the gross profit discussion for this segment. EBIT for the Agricultural Productivity segment decreased $44 million in third quarter 2006. Key contributors to this decline included the decreased gross profit and $9 million of additional bad debt reserves related to our business in Brazil.

Agricultural Productivity Financial Performance -- First Nine Months of Fiscal Year 2006

--------------------------------------------------------------------------------

Net sales of ROUNDUP and other glyphosate-based herbicides increased 6 percent, or $89 million, in the first nine months of 2006. In the nine-month comparison, sales volumes of ROUNDUP herbicides increased in the United States and Argentina, which were offset by declines in the Asia-Pacific region and Brazil.

In 2005, we made logistical changes that aligned inventory levels of ROUNDUP herbicides in the United States closer to market demand. We continue to optimize the supply chain to improve our working capital. As a result of these actions, the sales volume of U.S. ROUNDUP herbicides increased in the first nine months of 2006.

In the nine-month comparison, the Argentine sales volume of ROUNDUP herbicides increased because of a change in distribution strategy and a successful October 2005 launch of the ROUNDUP ULTRAMAX brand. In Argentina, we previously sold our crop protection products primarily through distributors. In fiscal year 2004, we changed our Argentine distribution strategy to sell directly to growers. Our sales were lower in the first nine months of 2005, compared with the first nine months of 2006 primarily because Argentine distributors still had some remaining quantities of our products on hand for sale in the first nine months of 2005.

Sales of ROUNDUP herbicides in Brazil decreased in the nine-month comparison. The average net selling price was lower in the first nine months of 2006 because we decreased the price of ROUNDUP herbicides twice since August 2005 as a result of competitive conditions. These decreases were partially offset by the positive impact from the strengthening of the Brazilian real compared to the U.S. dollar. Sales volume of ROUNDUP and other glyphosate-based herbicides in Brazil decreased as a result of competitive conditions and a reduction of customer liquidity because of lower commodity prices and the appreciation of the Brazilian real.

In the nine-month comparison, volumes of our ROUNDUP and other glyphosate-based herbicides in the Asia-Pacific region decreased primarily in response to lower pricing offered by our competitors related to their Chinese-sourced product and less favorable weather conditions in Australia in 2006 compared with conditions in 2005.

Sales of all other agricultural productivity products increased 7 percent, or $55 million, in the nine-month comparison. Sales of our POSILAC product increased because we were able to increase the number of finished doses allocated among our customers. See the "Outlook -- Agricultural Productivity"
section in MD&A for background on the POSILAC product allocation. In 2005, we made logistical changes that aligned inventory levels of acetanilide-based herbicides in the United States closer to market demand. We continue to optimize the supply chain to improve our working capital. As a result of these actions, the sales volume of U.S. acetanilide-based herbicides increased in the first nine months of 2006. In the nine-month comparison, the average net selling price of our U.S. acetanilide-based herbicides increased as a result of lower marketing program discounts.

Gross profit as a percent of sales for the Agricultural Productivity segment declined 1 percentage point to 35 percent in the first nine months of 2006. See the "Results of Operations -- First Nine Months of Fiscal Year 2006" section of MD&A for the gross profit discussion for this segment. EBIT for the Agricultural Productivity segment increased $268 million to $280 million in the first nine months of 2006. In the first nine months of 2005, the largest driver of EBIT was the $284 million Solutia-related charge. Other key contributors to the EBIT change were higher gross profit of $12 million offset by $19 million of additional bad debt reserves related to our business in Brazil.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------
RESTRUCTURING

------------------------------------------------------------------------------------------------------------------------------------

Restructuring activity was recorded in the Statements of Consolidated Operations as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended May 31,      Nine Months Ended May 31,
                                                                   ---------------------------    ---------------------------
                                                                       2006          2005             2006          2005
----------------------------------------------------------------------------------------------    ---------------------------
Restructuring Reversals (Charges) -- Net(1, 2)                     $      2      $      --         $      2      $     (8)
----------------------------------------------------------------------------------------------    ---------------------------
Income (Loss) from Continuing Operations Before Income Taxes              2             --                2            (8)
Income Tax Benefit (Provision)(3)                                        (1)            --               (1)           21
----------------------------------------------------------------------------------------------    ---------------------------
Income from Continuing Operations                                         1             --                1            13
----------------------------------------------------------------------------------------------    ---------------------------
Net Income                                                         $      1      $      --         $      1      $     13
-------------------------------------------------------------------===========================    ===========================

(1) The $2 million of restructuring reversals for the three months and nine months ended May 31, 2006, was split by segment as follows: $1 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment.
(2) The $8 million of restructuring charges for the nine months ended May 31, 2005, was split by segment as follows: $7 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment.
(3) The $21 million of income tax benefit for the nine months ended May 31, 2005, includes $20 million related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.

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

In third quarter 2006, pre-tax restructuring reversals of $2 million were recorded in the United States, primarily because severance and relocation costs were lower than originally estimated.

In the second quarter 2005, pre-tax restructuring charges of $7 million were related to the Seeds and Genomics segment and included impairments incurred as a result of office closures and asset sales in South Africa and the United States. The office closure actions began in fiscal year 2004, and additional write-downs were required in fiscal year 2005 based on revised estimates of losses on dispositions of certain facilities in these countries. Pre-tax restructuring charges of $8 million for the first nine months of 2005 also included $1 million pretax related to the Agricultural Productivity segment related to workforce reductions. In first quarter 2005, we recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is reflected in the table above. See Note 17 -- Discontinued Operations -- and the "Results of Operations" section of MD&A for a further discussion of the $86 million tax benefit recorded in discontinued operations.

The actions relating to this restructuring plan resulted in after-tax savings of approximately $85 million and $40 million in fiscal years 2005 and 2004, respectively, and they are expected to produce after-tax savings of approximately $85 million to $90 million in fiscal year 2006, with continuing savings thereafter. These actions have partially offset the increases in our costs, primarily SG&A, as a percent of sales.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

------------------------------------------------------------------------------------------------------------------------------------

Working Capital and Financial Condition

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   As of
                                                                                      As of May 31,              Aug. 31,
                                                                                ---------------------------     ------------
                                                                                    2006          2005             2005
-----------------------------------------------------------------------------------------------------------     ------------
Cash and cash equivalents                                                       $    595      $    467          $    525
Short-term investments                                                                22            --               150
Trade receivables -- net                                                           2,899         2,776             1,473
Inventories                                                                        1,700         1,683             1,664
Other current assets(1)                                                              775           936               832
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Assets                                                            $  5,991      $  5,862          $  4,644
-----------------------------------------------------------------------------------------------------------     ------------

Short-term debt                                                                 $    666      $  1,390          $    126
Accounts payable                                                                     454           414               525
Accrued liabilities(2)                                                             1,635         1,740             1,508
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Liabilities                                                       $  2,755      $  3,544          $  2,159
-----------------------------------------------------------------------------------------------------------     ------------
Working Capital(3)                                                              $  3,236      $  2,318          $  2,485
Current Ratio(3)                                                                  2.17:1        1.65:1            2.15:1
--------------------------------------------------------------------------------===========================     ============

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

May 31, 2006, compared with Aug. 31, 2005: Working capital increased $751 million primarily because of the following factors:

o Trade receivables -- net increased $1,426 million in the first nine months of 2006, primarily because of the seasonality of our sales and collections.

This increase to working capital was offset by these factors:

o We decreased our position in short-term investments by $128 million as of May 31, 2006, to $22 million.

o Short-term debt increased $540 million because of the commercial paper borrowings to fund the seasonality of our business.

May 31, 2006, compared with May 31, 2005: Working capital increased $918 million primarily because of the following factors:

o Cash and cash equivalents increased $128 million primarily because we did not reinvest the short-term securities that matured in the third quarter of 2006, which attributed to a higher cash balance.

o Trade receivables -- net increased $123 million primarily because our net sales more than offset collections. The effect of foreign currency translation also contributed to this increase.

o Short-term debt decreased $724 million to $666 million because of the amount of commercial paper that was repaid. During the third quarter of 2005, we issued commercial paper to fund the Seminis acquisition.

Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $88 million in the first nine months of 2006 and $169 million in the first nine months of 2005 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $100 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

As of May 31, 2006, and Aug. 31, 2005, the customer loans held by the QSPE and the QSPE's liability to the conduits were $71 million and $171 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of May 31, 2006, and Aug. 31, 2005, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement as amended in May 2005 qualified for sales treatment under SFAS 140. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company's consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $38 million in the first nine months of 2006 from the proceeds of loans made to our customers through this financing program. The amount of loans outstanding was $39 million and $22 million as of May 31, 2006, and Aug. 31, 2005, respectively. We provide a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program. The guarantee liability recorded by Monsanto was $1 million as of May 31, 2006, and less than $1 million as of Aug. 31, 2005. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

We also have agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. Proceeds from the transfer of receivables through these programs are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $42 million and $32 million for the first nine months of fiscal years 2006 and 2005, respectively. The loan balances outstanding as of May 31, 2006, and Aug. 31, 2005, were $73 million and $53 million, respectively. We provide a full guarantee of the loans in the event of customer default. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program. The guarantee liability recorded was $1 million as of May 31, 2006, and Aug. 31, 2005. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

Cash Flow

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended May 31,
                                                                                                  --------------------------
                                                                                                      2006         2005
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                         $    184      $    533
Net Cash Required by Investing Activities                                                             (408)       (1,371)
----------------------------------------------------------------------------------------------------------------------------
Free Cash Flow(1)                                                                                     (224)         (838)
Net Cash Provided by Financing Activities                                                              294           268
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                    70          (570)
Cash and Cash Equivalents at Beginning of Period                                                       525         1,037
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $    595      $    467
--------------------------------------------------------------------------------------------------==========================

(1) Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the "Overview -- Financial Measures" section of MD&A for further discussion).

Cash provided by operating activities decreased $349 million in the nine-month comparison. Trade receivables were a significant contributor to this decrease as the sales increase from our core business was more significant than the collections improvement.

Cash required by investing activities was $408 million in the first nine months of 2006 compared with $1.4 billion in the first nine months of 2005. In the first nine months of 2006, we used cash for acquisitions of businesses of $185 million compared to $1.5 billion in the prior year period. The timing of our

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

purchases and maturities of short-term investments resulted in a source of cash of $150 million in the first nine months of 2006 compared with $300 million in the same period a year ago. Our capital expenditures increased $90 million in the nine-month comparison, to $234 million primarily for the expansion of seed production and research facilities for corn and cotton. Cash required for technology and other investments increased $84 million to $128 million primarily because of a $100 million animal agriculture upfront royalty payment that was paid in the second quarter of 2006.

Cash provided by financing activities was $294 million in the first nine months of 2006 compared with $268 million in the first nine months of 2005. The net change in short-term financing provided cash of $448 million in the first nine months of 2006 compared with a source of cash of $1.2 billion in the prior-year nine months. Cash required for long-term debt reductions was $78 million in the first nine months of 2006 compared with $783 million in the first nine months of 2005. We purchased shares in 2006 under our four-year $800 million share purchase program authorized by our board of directors in October 2005. Our purchases under this plan required cash of $87 million in the first nine months of 2006. In the first nine months of 2005, treasury stock purchases required cash of $149 million under the $500 million share repurchase program, which was completed in July 2005. Dividend payments increased 19 percent, or $25 million, because we paid dividends of 48.5 cents per share in the first nine months of 2005 compared with 57 cents per share in the first nine months of 2006.

Capital Resources and Liquidity

---------------------------------------------------------------------------------------------------------------------------
                                                                                As of May 31,               As of Aug. 31,
                                                                       --------------------------------     ---------------
                                                                              2006           2005                2005
-------------------------------------------------------------------------------------------------------     ---------------
Short-Term Debt                                                        $    666         $   1,390           $     126
Long-Term Debt                                                            1,376             1,062               1,458
Total Shareowners' Equity                                                 6,576             5,845               5,613
Debt-to-Capital Ratio                                                       24%               30%                 22%
-------------------------------------------------------------------------------------------------------     ---------------

Total debt outstanding increased $458 million between May 31, 2006, and Aug. 31, 2005, primarily because of increased commercial paper outstanding used to finance customer receivables.

As of May 31, 2006, Monsanto had a committed borrowing facility of $1.0 billion, which was unused and expires in June 2009. During February 2006, Monsanto elected to not renew a $1.0 billion 364-day facility, and it expired on March 10, 2006.

We expect fiscal year 2006 capital expenditures to be in the range of $350 million compared with fiscal year 2005 capital spending of $281 million.

In June 2006, after approval by the company's chief executive officer, the board of directors approved a domestic reinvestment plan of up to $500 million in repatriated ex-U.S. earnings pursuant to the temporary repatriation incentive under the American Jobs Creation Act of 2004 described in Note 8 - Income Taxes. Accordingly, we expect to repatriate ex-U.S. earnings totaling between $425 million and $500 million and record a related tax charge of $20 million to $25 million in the fourth quarter of 2006. Planned uses of the repatriated funds include domestic expenditures relating to R&D, capital expenditures, and other permitted activities. The majority of dividends will be paid from excess cash. An ex-U.S. subsidiary expects to enter into a three-year term facility of approximately $250 million to finance a portion of the dividends. We expect to provide a guarantee to reduce financing costs.

2006 Acquisitions: In September 2005, ASI acquired five regional U.S. seed companies for an aggregate purchase price of $54 million (net of cash acquired), inclusive of transaction costs of $2 million. In March 2006, ASI acquired two additional U.S. seed companies for an aggregate purchase price of $6 million (net of cash acquired), inclusive of transaction costs of less than $1 million. The financial results of these acquisitions were included in the company's consolidated financial statements from their respective dates of acquisition. These acquisitions are expected to further bolster ASI's ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. For all fiscal year 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 3 -- Business Combinations -- for the preliminary purchase price allocations as of May 31, 2006.

In June 2006, ASI entered into agreements to acquire five additional U.S. seed companies for an aggregate purchase price of $77 million.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

2005 Acquisitions: In first quarter 2005, we acquired the canola seed businesses of Advanta Seeds for $52 million in cash (net of cash acquired), and ASI acquired Channel Bio Corp. for $104 million in cash (net of cash acquired) and $15 million in liabilities paid in second quarter 2005. In third quarter 2005, ASI, through Channel Bio Corp., acquired NC+ Hybrids, Inc. for $40 million in cash (net of cash acquired).

In third quarter 2005, we acquired Seminis for $1.0 billion in cash (net of cash acquired), and we paid $495 million for repayment of its outstanding debt. The acquisition also included a contingent payment of up to $125 million based on certain factors. In conjunction with the integration of certain support services of Seminis with our other businesses, in September 2005, Monsanto and the chief executive officer of Seminis agreed that he would assist in the integration and resign by Dec. 31, 2005. As a result, Monsanto determined that the timing of the contingent payment discussed above was accelerated. A $125 million liability was recorded as of Nov. 30, 2005, resulting in additional purchase price and goodwill. This liability was paid during second quarter 2006.

In third quarter 2005, we acquired Stoneville for $305 million (net of cash acquired). We also assumed debt of $16 million in the transaction.

For all fiscal year 2005 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment. As of the acquisition dates, we began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. In first quarter 2006, we finalized plans to integrate or restructure certain activities of Seminis and the acquired India cotton business. As a result, asset fair values were reduced by $2 million, and additional liabilities of $14 million were recorded, resulting in additional goodwill of $16 million. The plans for Seminis and the acquired India cotton business include employee terminations and relocations, exiting certain product lines and facility closures. As of May 31, 2006, estimated integration costs of $19 million have been recognized as current liabilities in the purchase price allocations, and $5 million has been charged against the liabilities, primarily related to payments for employee terminations and relocations.

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

We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Accordingly, our actual costs may be materially different from this estimate. Under the rules of the SEC, these contingent liabilities are

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

considered to be an off-balance sheet arrangement. See Note 15 under the subheading "Solutia Inc." for further information regarding Solutia's Assumed Liabilities, the charge discussed above, and the plan of reorganization filed by Solutia in its bankruptcy proceeding. Also see Part II -- Item 1 -- Legal Proceedings and Item 5 -- Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

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

We have taken steps to reduce risk and stabilize our business position in Latin America. We continue to monitor the business environment and the related impact on our working capital in Latin American countries, particularly Brazil and Argentina. The combination of poor growing conditions, the appreciation of the Brazilian Real, and lower commodity prices continue to negatively impact the Brazilian agriculture economy and farmer liquidity in 2006. We took actions to mitigate the associated credit risks during the last two years. These steps included further tightening of our credit policy, implementing a grain-based collection system, and increasing cash sales. Our Brazil organization recently announced the alignment of support teams which included the idling of two seed processing units to leverage operations to drive greater efficiencies.

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

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

As part of this seed and technology-based strategic initiative, we are focusing on projects that we believe have the best commercial potential. To date, our research and marketing have focused on crops grown on significant acreage: corn, cotton and oilseeds, which include soybeans and canola. The acquisition of Seminis has broadened our research and marketing focus to other vegetable and fruit crops. We invest more than 85 percent of our R&D in the areas of seeds, genomics and biotechnology. These are the fastest-growing segments of the agriculture industry. By shifting our focus to create value for farmers in seeds and traits, we have set Monsanto on a path of sustainable growth. We expect that our growth in gross profit will be derived from seeds and traits. At the same time, we expect to continue to reduce seed production costs through higher yields on seed production acres and careful management of our seed product portfolio.

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

o Commercialization of second-generation traits, such as BOLLGARD II cotton and ROUNDUP READY Flex cotton; and

o    Growth in the Seminis  vegetable  and fruit seed  business by applying  our
     molecular   breeding  and  marker   capabilities  to  Seminis'  library  of
     germplasm.

In first quarter 2005, we formed ASI, a holding company established to support regional seed businesses with capital, genetics and technology investments. ASI intends to continue investing in independent seed businesses and to operate them autonomously as subsidiaries. These investments will allow the operating companies of ASI to more rapidly connect their customers to significant innovations in genetics-based breeding and other new technologies while continuing to operate autonomously and locally, providing service to their customers and building value of their brands. Within our U.S. business, we now have three approaches to the market, each serving unique customers in unique ways: we are selling our branded DEKALB and ASGROW seeds through the distribution channel; we are licensing to more than 250 regional seed companies through our Holden's/Corn States business; and with the addition of ASI, we are now selling directly to farmers in localized markets. ASI completed the acquisitions of Channel Bio in first quarter 2005, NC+ Hybrids in third quarter 2005, and several regional U.S. seed companies in 2006.

In third quarter 2005, we completed the acquisition of Seminis, the global leader in the vegetable and fruit seed industry. Seminis continues to operate as a wholly owned subsidiary of Monsanto. Other than corn seed, oilseeds and cotton seed, vegetable seeds have the best prospect for consistent growth at high margins. Similar to Monsanto, Seminis has captured a leading position in its respective global markets, and has done so by focusing on molecular breeding and the value it creates for the farmer. From a technology perspective, we are continuing on the path taken by Seminis for its business, which is to focus on developing products via advanced molecular breeding techniques, and to leverage our research on the seed breeding side for Seminis. We believe Seminis is an attractive investment for us because of its market leadership, innovation and financial growth. As discussed in the "Financial Condition, Liquidity, and Capital Resources" section of MD&A, we are integrating certain support services of Seminis with our other businesses. We finalized plans to integrate or restructure certain activities of Seminis and recorded a liability in first quarter 2006, which was considered part of the purchase price allocation.

In third quarter 2005, we completed the acquisition of Stoneville, a cotton seed business, which we have integrated into our cotton traits business. Through the Stoneville brands, we have a branded presence in cotton as we do in corn and soybeans. Stoneville has joined a foundation cotton seed company called Cotton States that we created in the last three years. We are using the same model that we adopted in corn and soybeans, and we are broadly licensing both our biotech traits and our germplasm to other companies. The decision to purchase Stoneville is key to the future of our cotton business, core to accelerating the value of our new second-generation cotton traits, and complementary to the introduction

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

of our new Cotton States foundation seed business. We expect growth to come from the combination of improved breeding and continued growth of biotech traits, particularly stacked and second-generation traits.

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

In December 2005, the U.S. Department of Agriculture and U.S. EPA granted deregulated status for our MON88017 -- second generation product combining our rootworm and ROUNDUP READY Corn 2 trait technologies in a single event -- and MON88017 stacked with YIELDGARD Corn Borer. The FDA had previously completed its review of MON88017. We are seeking the necessary regulatory clearances for MON88017 and MON88017 stacked with YIELDGARD Corn Borer on the U.S. state level and approvals in countries that are major importers of U.S. corn. The commercial launch timing of these products has not been announced.

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

The Brazilian government passed measures legalizing the planting and harvest of ROUNDUP READY soybeans in Brazil for our 2004 and 2005 fiscal years. A grain-based payment system was successfully launched in fiscal year 2004. In March 2005, Brazil's President signed a biosafety bill into law that established a regulatory process for the approval of biotech crops. The implementation of our point-of-delivery, grain-based payment system in fiscal year 2004 laid the groundwork for ensuring that we capture value on biotech crops grown in Brazil. The legalization of biotechnology in Brazil should make our system more effective and enable Brazil to be a greater contributor to revenue in seeds and traits in the near term. Companies representing more than 90 percent of the grain origination volume in Brazil have enrolled in this grain-based payment system for the 2006 harvest. Compliance with the system from the 2006 harvest was very high in all parts of the country. It is likely that court rulings on our Brazilian patents from cases of non-compliance will occur in fiscal year 2006 or 2007. As ROUNDUP READY soybeans have now been fully approved in Brazil, a limited amount of certified seed containing the ROUNDUP READY gene was sold in 2005 for the 2006 harvest , in addition to continuing with the grain-based payment system on saved and replanted seed. This same system is expected to be operated for the 2007 harvest.

A similar grain-based system has been established for Paraguay; it was successfully operated for the 2005 and 2006 harvests. As Paraguay has only five million acres of soybean production, it is a modest contributor to earnings in 2006. This system is expected to continue to operate in the 2007 harvest.

Efforts continue to develop systems in Argentina and Uruguay. It is likely that a ruling from patent infringement court cases in Europe will be required to determine the applicability of patent rights for ROUNDUP READY soybeans produced in Argentina and Uruguay and imported into Europe. The first two of these cases were filed in June and July 2005 (in Denmark and the Netherlands, respectively), against the importers of soybean meal containing the ROUNDUP READY gene. The government of Argentina has petitioned the court to be allowed to intervene in both cases. These cases may take two or more years to reach a decision. More recently, ships arriving in Europe with soybeans or soybean meal from Argentina have been sampled to determine whether the products contained the ROUNDUP READY gene, and additional cases were filed against importers in 2006, in Spain, the

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Netherlands, and the United Kingdom, seeking damages for patent infringement. Discussions are ongoing at several levels to find an arrangement satisfactory to all stakeholders; however, there is no indication at this stage that any of these discussions will lead to a conclusive outcome in the short term.

Lack of crop import approvals in some key markets, most notably the European Union, affect the expansion of production of current and future biotechnology crops in the United States and other markets where they are approved. We continue to advance dossiers for current products through the European Union and other emerging regulatory systems. We are also pursuing approvals in the European Union for new products, including the second generation corn rootworm product, Lysine maize, and several stacked products.

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

Hurricanes -- Katrina and Rita -- seriously disrupted the supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States in August and September 2005. These natural disasters and the global energy cost escalations have contributed to price escalations for certain raw materials and energy required for glyphosate and selective chemistry herbicide production. We continue to monitor the effect of changes in petroleum-based products and natural gas prices on our raw materials. Although these conditions are not expected to impact our long-term results of operations, they have increased our herbicide production costs in our results of operations.

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

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

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

Another key product in our Agricultural Productivity segment is POSILAC bovine somatotropin, which improves dairy cow productivity. In second quarter 2005, we applied for U.S. FDA approval for finished dose formulation at our Augusta, Georgia facility. In February 2006, the FDA inspected the Augusta facility, and in March 2006, we received the letter from the FDA approving the site for finished formulation and packaging of POSILAC. The active ingredient and the finished dose formulation for POSILAC are now manufactured at our plant in Augusta, Georgia, and in Austria by Sandoz GmbH. Sandoz has implemented corrections and improvements at its facility in response to issues raised by the FDA during and following a November 2003 inspection of Sandoz's facility and further identified in a March 2004 FDA warning letter to Sandoz. Sandoz was re-inspected by the FDA in April 2006 and is currently awaiting a response from the FDA. In second quarter 2004, we had notified our customers that supplies of POSILAC would be limited. This allocation has officially ended, and we have begun selling to new customers as well as supplying the needs of our previous customers. We continue to reduce production of bulk powder while converting existing bulk powder inventory into finished doses, both of which have reduced our overall bulk powder inventory.

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

For additional information on the outlook for Monsanto, see "Cautionary Statements Regarding Forward-Looking Statements" contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2005, and Feb. 28, 2006, and Part II --
Item 1A -- Risk Factors of this Form 10-Q.


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

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

profitability, or liquidity for the current period could have been materially different from those presented.


NEW ACCOUNTING STANDARDS

--------------------------------------------------------------------------------

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. We are currently evaluating the impact of SFAS 156 on the consolidated financial statements.

In September 2005, the FASB reached a final consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in our fourth quarter 2006 and, as of the date of this report, did not have a material impact on the consolidated financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), to clarify the term "conditional asset retirement" as used in SFAS 143, Accounting for Asset Retirement Obligations. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after Dec. 15, 2005. Accordingly, we will adopt FIN 47 in the fourth quarter of fiscal year 2006. We do not currently believe that the adoption of FIN 47 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Pursuant to the AJCA, the deduction for qualified production activities is effective for our 2006 tax year. The effect of the estimated deduction to be taken in the 2006 consolidated federal income tax return is not material. The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. As of May 31, 2006, we had not yet finalized our plans for repatriation of foreign earnings. Accordingly, as provided for in FSP 109-2, we have not adjusted our income taxes payable and income tax provision as of and for the period ended May 31, 2006, to reflect the effect of the repatriation provision. In late June, our chief executive officer and board of directors approved our domestic reinvestment plan of up to $500 million in repatriated ex-U.S. earnings under the AJCA. See Note 18 -- Subsequent Events -- for further discussion.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

Accounting Guidance Adopted in First Quarter 2006:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. On Sept. 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the three and nine months ended May 31, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Pre-tax stock-based compensation expense recognized under SFAS 123R was $13 million and $47 million for the three and nine months ended May 31, 2006, respectively (including $1 million and $10 million, respectively, related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R).

Upon adoption of SFAS 123R, we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $66 million as of May 31, 2006, which will be recognized over weighted-average periods of two to three years. See Note 11 -- Stock-Based Compensation Plans-- for pro forma disclosure of stock-based compensation expense for the first nine months of 2005.


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

Certain statements contained in this Form 10-Q are "forward-looking statements," such as statements concerning our anticipated financial results, current and future product performance, regulatory approvals, business and financial plans and other non-historical facts. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; our exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of our research and development activities; the outcomes of major lawsuits, including proceedings related to Solutia Inc.; developments related to foreign currencies and economies; successful completion and operation of recent and proposed acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of our estimates related to distribution inventory levels; our ability to fund short-term financing needs and to obtain payment for the products that we sell; the effect of weather conditions, natural disasters and accidents on the agriculture business or our facilities; and other risks and factors detailed in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, filed with the SEC. Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See "MD&A -- Cautionary Statements Regarding Forward-Looking Statements," in Part II -- Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

There are no material changes related to market risk from the disclosures in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2005.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 4.        CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of May 31, 2006 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In March 2006, we implemented various process and information system enhancements in Brazil in conjunction with our global enterprise strategy, related to the implementation and conversion of SAP software, and associated business process improvements. These process and information system enhancements have resulted in modifications to the internal controls principally supporting sales, customer service, inventory management, accounts receivable and accounts payable processes. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

PART II--OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.        LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

This section of the report provides information regarding material legal proceedings that we are defending or prosecuting. These include proceedings to which we are party in our own name and proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia's Assumed Liabilities. Information regarding certain legal proceedings and the possible effects on our business of litigation we are defending is disclosed in Note 15 under the subheading "Litigation and Indemnification" and is incorporated by reference herein. We are also defending or prosecuting other legal proceedings, not described in this section, which arise in the ordinary course of our business. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting.

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2005, and Feb. 28, 2006.

Patent and Commercial Proceedings

The following proceedings involve Syngenta AG (Syngenta) and its affiliates:

o As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on May 12, 2004, we filed suit against Syngenta's affiliates Syngenta Seeds and Syngenta Biotechnology, Inc. in the U.S. District Court for the District of Delaware (the Shah case). On July 27, 2004, our subsidiary DEKALB Genetics Corporation (DEKALB) filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Northern District of Illinois (the Lundquist case). The suits allege infringement of our patents involving glyphosate-tolerant crops and fertile transgenic corn and seek injunctions against the sale of GA21 corn by Syngenta and its affiliates and damages for willful infringement of our patents. On May 19, 2005, the U.S. District Court for the Northern District of Illinois transferred the Lundquist case to the U.S. District Court for the District of Delaware. It was then consolidated for discovery and trial with the Shah case. The District Court granted summary judgment in favor of Syngenta on May 11, 2006, ruling that the Shah patent was invalid and Syngenta did not infringe the Lundquist patents. On June 8, 2006, we filed our Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit.

As described in our Report on Form 10-Q for the quarterly period ended Feb. 28, 2006, efforts continue to develop a seed or grain payment system for the importation of Argentine or Uruguayan soybean products containing our patented ROUNDUP READY technologies. However, discussions to date have failed to resolve the outstanding issues. Tests conducted by European country customs officials on soy on some ships from Argentina have determined that the soybeans contained our glyphosate tolerant technology, for which we hold patent rights in the respective European country, but for which no license had been granted. As a result, we have initiated patent infringement actions against the importers of the infringing material. In June 2005, we filed cases against Cefetra, in The Hague, the Netherlands, and Den Lokale Andel, A.m.d.A., et al., in the Danish High Court, Eastern Division; and in February and March 2006, we filed cases against Bunge Iberica SA, Ceralto SL and Sesostris SAE in Spain, and Cargill International SA and Cargill plc in England. Further cases were filed in May and June 2006 against Alfred C. Toepfer International GmbH and Glencore Grain BV and Glencore Grain Rotterdam BV, in the courts of The Hague. No imminent decision is expected in any of the cases. In response to our actions, the Argentine Secretary of Agriculture has requested that the national competition commission in Argentina (CNDC) proceed with a civil administrative action against us, but to date, other than a market investigation initiated by the CNDC, nothing has been requested from us and no formal proceeding has been initiated against us. In addition, the Argentine government has been admitted as an observer to the proceedings in the Netherlands and Denmark.

Proceedings Related to Delta and Pine Land Company

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on Jan. 18, 2000, Delta and Pine Land Company reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

stock market value of not less than $1 billion, as well as punitive damages, resulting from an alleged failure to exercise reasonable efforts to complete a merger between the two companies. Delta and Pine Land alleges that the former Monsanto Company tortiously interfered with its prospective business relations by feigning interest in the merger so as to keep it from pursuing transactions with other entities. On Sept. 9, 2003, the Court granted our motion to file a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land's fraudulent nondisclosure of material information and substantial damages including recoupment of the $83 million breakup fee previously paid to Delta and Pine Land. On Oct. 8, 2004, the Court granted our motion for partial summary judgment, which eliminated a significant element of Delta and Pine Land's damages claim against us. On Feb. 15, 2005, the Mississippi Supreme Court granted review of the trial court's decision on partial summary judgment and on the admissibility and use of certain documents at trial. On Aug. 15, 2006, the Mississippi Supreme Court is scheduled to hear oral argument on that appeal. In the meantime, it has ordered a stay of all proceedings at the trial court level. No trial date has been set for this matter.

The  following  arbitrations  are before the  American  Arbitration  Association
(AAA):

o As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, on May 20, 2004, we filed a request for arbitration and a determination that we have the right to terminate licensing agreements that provided Delta and Pine Land with access to BOLLGARD and ROUNDUP READY technologies for cotton. We believe Delta and Pine Land has failed to ensure payment of royalties owed to us and to properly collect and allocate the income of our joint venture D&M Partners, and has misused our intellectual property. A hearing is scheduled on Aug. 14, 2006.

o On May 3, 2006, Delta and Pine Land initiated proceedings seeking a determination that its affiliates' license agreements with us preclude us from implementing the indemnity collection system that we announced for Brazil in an attempt to protect and enforce our intellectual property rights on insect resistant cotton in Brazil. A hearing on Delta and Pine Land's motion for a temporary injunction is scheduled to commence July 18, 2006.

o On June 19, 2006, Delta and Pine Land initiated another proceeding seeking a determination that we had not provided it with license terms equal to those extended to Stoneville, which we acquired in 2005. Delta and Pine Land also seeks an injunction against our introduction of BOLLGARD II cotton in Egypt and Burkino Faso, unless commercial arrangements are reached with Delta and Pine Land, notwithstanding those countries' prohibition of such arrangements.

Agent Orange Proceedings

As described in our Report on Form 10-Q for the quarterly period ended Feb. 28, 2006, in a purported class action suit styled Dobbie, et al v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by it during the course of a 30-year program to control weeds and vegetation at the facility. On March 13, 2006, the government of Canada filed a motion to stay proceedings, stating that it intends to file a third party action in this litigation against The Dow Chemical Company and us, as manufacturers of Agent Orange. On May 3, 2006, the Federal Court granted the government's motion to stay.

Proceedings Related to Pension Plan

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, and in our Report on Form 10-Q for the quarterly period ended Feb. 28, 2006, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against the Monsanto Company Pension Plan, which we refer to as the "Pension Plan," and us. The suit claims that the Pension Plan has violated the age discrimination and benefit accrual rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present, and has failed to pay required interest on delayed or deferred lump sum distributions. On July 13, 2004, we tendered defense of its portion of this suit to Pharmacia pursuant to the terms of the Separation Agreement and demanded that Pharmacia (a) defend us or pay our costs of defense for Pharmacia's liabilities, and (b) indemnify us for any of Pharmacia's liabilities that we incur as a result of the lawsuit. Pharmacia has rejected our tender. The court stayed the proceedings while plaintiffs exhausted their administrative remedies before the Monsanto Employee Benefits Plan Committee (EBPC). The EBPC denied the plaintiffs' claims, and the litigation resumed. Trial is now set for June 2007.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

On June 6, 2006, Federal Insurance Company filed suit in the U.S. District Court for the Eastern District of Missouri, seeking a declaratory judgment that its insurance policy with us does not apply to this litigation, because there are no alleged fiduciary issues.

Proceedings Related to Activities in India

Mahyco Monsanto Biotech Ltd. (MMB), a joint venture of our subsidiary Monsanto Holdings Private Limited and MAHYCO Seeds Limited, is currently defending complaints before the Monopoly and Restrictive Trade Practice Commission in India (MRTP), relating to the fees it charges on BOLLGARD technology. Additionally, approximately seven individual States in India have issued letters/orders prospectively setting a maximum amount at which seed companies may sell cotton seed packets containing Bt cotton, including BOLLGARD cotton. On May 11, 2006, the MRTP concluded that MMB was in violation of law by engaging in restrictive trade practices by charging unreasonable trait fees, granted a temporary injunction and directed MMB not to charge Rupees 900 as a trait fee and to set a reasonable trait fee. Appeal was taken to India's Supreme Court, and we expect the Supreme Court to address the appeal this summer. Pending determination of any appeal, MMB has complied with the directions of the order. MMB is also challenging the state government orders.

Proceedings Related to Solutia's Assumed Liabilities

On March 15, 2006, a lawsuit styled Abele v. Monsanto Company, et al. was filed against Pharmacia, Solutia, and us in the Supreme Court of New York County, New York. That suit is brought by 486 former employees of General Electric Company's Schenectady, New York plant and claims that all defendants manufactured and sold PCB products to which they were exposed in and around the plant. The suit seeks actual and punitive damages for alleged personal injuries and fear of future disease. On May 5, 2006, the defendants removed the case to the U.S. District Court for the Southern District of New York, in response to which the plaintiffs have filed a motion to remand the case to state court.

See Note 15 for additional information regarding legal proceedings related to Solutia's Assumed Liabilities.

See "MD&A -- Cautionary  Statements  Regarding  Forward-Looking  Statements," in
Part I -- Item 2 of this Form 10-Q, which is incorporated herein by reference, and Part II -- Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.


ITEM 1A.       RISK FACTORS

--------------------------------------------------------------------------------

Information regarding risk factors appears in "MD&A -- Cautionary Statements Regarding Forward-Looking Statements," in Part I -- Item 2 of this Form 10-Q and in Part II -- Item 7 of our Report on Form 10-K for the fiscal year ended Aug. 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.


ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2006 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (c) Total Number
                                                                                           of Shares        (d) Approximate Dollar
                                                                                        Purchased as Part    Value of Shares that
                                                                                          of Publicly         May Yet Be Purchased
                                                (a) Total Number of   (b) Average Price  Announced Plans        Under the Plans
    Period                                        Shares Purchased    Paid per Share(1)   or Programs            or Programs
 -----------------------------------------------------------------------------------------------------------------------------
 March 2006:                                         327,100             $ 84.10               327,100          $ 742,531,075
    March 1, 2006, through March 31, 2006
 April 2006:
    April 1, 2006, through April 30, 2006             29,818(2)          $ 86.30                28,500          $ 740,071,314
 May 2006:
    May 1, 2006, through May 31, 2006                356,700(3)          $ 82.85               356,700          $ 710,517,926
 -----------------------------------------------------------------------------------------------------------------------------
    Total                                            713,618             $ 83.57               712,300          $ 710,517,926
 -----------------------------------------------------------------------------------------------------------------------------

(1) The average price paid per share is calculated on a settlement basis and excludes commission.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

(2) Includes 1,318 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
(3) Includes 32,000 shares that were purchased in May 2006 and settled in June 2006.

On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company's common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of May 31, 2006.

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

Date of Event          Description of Event
---------------------- -----------------------------------------------------------------------------------------------------
Sept. 1, 1997          o   Pharmacia (then known as Monsanto Company) entered into a Distribution Agreement
                           (Distribution Agreement) with Solutia related to the transfer of the operations, assets and liabilities of the Chemicals Business from Pharmacia (then known as Monsanto Company) to
                           Solutia.
                       o   Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.
---------------------- -----------------------------------------------------------------------------------------------------
Dec. 19, 1999          o   Pharmacia (then known as Monsanto Company) entered into an agreement with Pharmacia & Upjohn, Inc.
                           (PNU) relating to a merger (the Merger).
---------------------- -----------------------------------------------------------------------------------------------------
Feb. 9, 2000           o   We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia (then known as
                           Monsanto Company) under the name "Monsanto Ag Company."
---------------------- -----------------------------------------------------------------------------------------------------
March 31, 2000         o   Effective date of the Merger.
                       o   In connection with the Merger, (1) PNU became a wholly owned subsidiary of Pharmacia (then known as Monsanto Company); (2) Pharmacia (then known as Monsanto Company) changed its name from "Monsanto Company" to "Pharmacia Corporation;" and (3) we changed our name from "Monsanto Ag
                           Company" to "Monsanto Company."
---------------------- -----------------------------------------------------------------------------------------------------
Sept. 1, 2000          o   We entered into a Separation Agreement (Separation Agreement) with Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.
                       o   Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for liabilities assumed by
                           Solutia pursuant to the Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.
---------------------- -----------------------------------------------------------------------------------------------------
Oct. 23, 2000          o   We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 220 million shares of our common stock.
---------------------- -----------------------------------------------------------------------------------------------------
July 1, 2002           o   Pharmacia, Solutia and we amended the Distribution Agreement to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia and to clarify the parties' rights and obligations.
                       o   Pharmacia and we amended the Separation Agreement to clarify our respective rights and obligations relating to our indemnification obligations.
---------------------- -----------------------------------------------------------------------------------------------------
Aug. 13, 2002          o   Pharmacia distributed the 220 million shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).
                       o   As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.
---------------------- -----------------------------------------------------------------------------------------------------
April 16, 2003         o   Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.
---------------------- -----------------------------------------------------------------------------------------------------
Dec. 17, 2003          o   Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
---------------------- -----------------------------------------------------------------------------------------------------

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

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 6.        EXHIBITS

--------------------------------------------------------------------------------

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

SIGNATURE

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MONSANTO COMPANY
                             (Registrant)

                            By: /s/ RICHARD B. CLARK
                               ---------------------------------------------
                                Richard B. Clark
                                Vice President and Controller
                                (On behalf of the Registrant and as Principal
                                 Accounting Officer)

Date: June 30, 2006

MONSANTO COMPANY                                    THIRD QUARTER 2006 FORM 10-Q
--------------------------------------------------------------------------------

EXHIBIT INDEX

--------------------------------------------------------------------------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

--------------------------------------------------------------------------------
Exhibit
No.               Description
------------------------------------------------------------------------------
2                 Omitted

3                 Omitted

4                 Omitted

10 Form of First Amendment to Change of Control Employment Security Agreement, as approved by the Board of Directors on April 19, 2006 (incorporated by reference to Exhibit 10 of Form 8-K, filed April 25, 2006, Filed No. 1-16167).+

11 Omitted -- see Note 13 of Notes to Consolidated Financial Statements -- Earnings Per Share

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

----------------------------------

+ Represents management contract or compensatory plan or arrangement.