Form 10-K
period 2006-08-31
MONSANTO CO /NEW/
filed 2006-11-02
CIK 1110783

MONSANTO COMPANY	2006 FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2006
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________
Commission file number 001-16167

MONSANTO COMPANY

Exact name of registrant as specified in its charter

Delaware	43-1878297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 North Lindbergh Blvd., St. Louis, Missouri (Address of principal executive offices)	63167 (Zip Code)

Registrant’s telephone number including area code:
(314) 694-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X] No [ ]

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rue 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 28, 2006): approximately $22.9 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 543,300,591 shares of common stock, $0.01 par value, outstanding at Oct. 30, 2006.

Documents Incorporated by Reference

Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about Dec. 6, 2006, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2006 FORM 10-K

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2006.

Monsanto was incorporated in Delaware on Feb. 9, 2000, as a subsidiary of Pharmacia Corporation. It includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia, which is now a subsidiary of Pfizer Inc. For more information on our history as a company, please see “Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc.,” in Part I — Item I — Business.

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

On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.

Information in this Form 10-K is current as of Oct. 31, 2006, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources,” “Outlook,” and “Legal Proceedings.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

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

MONSANTO COMPANY	2006 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2006 FORM 10-K

Item 13.	Certain Relationships and Related Transactions	117
Item 14.	Principal Accounting Fees and Services	117

PART IV

Item 15.	Exhibits, Financial Statement Schedules	117

SIGNATURES		118
EXHIBIT INDEX		119
Second Amendment to Long-Term Incentive Plan
Form of Terms and Conditions of Restricted Stock Unit Grant
First Amendment to the 2005 Long-Term Incentive Plan
Amendment to 2007 Annual Incentive Plan Summary
Recoupment Policy
Annual Cas Compensation of Named Executive Officers
Executive Health Management Program
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certifications of CEO and CFO

MONSANTO COMPANY	2006 FORM 10-K

PART I

ITEM 1. BUSINESS

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.

We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Seminis and Stoneville, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

The following information, which appears in other parts of this Form 10-K, is incorporated herein by reference:

•	Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment — the tabular information regarding net sales of our seeds and traits, and Agricultural Productivity Segment — the tabular information regarding net sales of Roundup and other glyphosate-based herbicides and other agricultural productivity products

•	Item 8 — Financial Statements and Supplementary Data — Note 23 — Segment and Geographic Data

PRINCIPAL PRODUCTS

Monsanto’s principal products in our two segments include the following:

SEEDS AND GENOMICS SEGMENT

Major Products	End-Use Products and Applications

Roundup Ready traits in soybeans, corn, canola and cotton(1)	Weed-control system for crops tolerant of Roundup and other glyphosate-based herbicides

Bollgard and Bollgard II traits in cotton;(1) YieldGard Corn Borer and YieldGard Rootworm traits in corn(1)	Traits that enable crops to protect themselves from certain insects, reducing the need for applications of insecticides

Agroceres, Asgrow, DEKALB, Stoneville, and Vistive branded seeds; Holden’s Foundation Seeds; Monsoy foundation seed; American Seeds, Inc. branded seed	Corn hybrids and foundation seed; soybean varieties and foundation seed; cotton varieties, hybrids and foundation seed; sunflower hybrids; sorghum grain and forage hybrids; and oilseed rape and canola varieties

Seminis, Royal Sluis, Asgrow, and Petoseed branded seeds	Vegetable and fruit seeds, including tomato, pepper, eggplant, melon, cucumber, pumpkin, squash, beans, broccoli, onions and lettuce

(1)	Monsanto also offers farmers stacked-trait products, in which two or more traits are combined in a single seed product.

AGRICULTURAL PRODUCTIVITY SEGMENT

Major Products	End-Use Products and Applications

Roundup and other glyphosate-based herbicides	Nonselective agricultural, industrial, ornamental and turf applications for weed control

Harness, Degree, Machete and other acetanilide-based herbicides; other selective herbicides, such as Maverick, Certainty, Outrider, and Monitor sulfosulfuron herbicides	Control of pre-emergent annual grass and small seeded broadleaf weeds in corn and soybeans; control of specific weeds in rice, wheat, turf, cotton, and barley and on roadsides

Lawn-and-garden herbicides	Residential lawn-and-garden applications for weed control

Posilac bovine somatotropin	Increase efficiency of milk production in dairy cows

Monsanto Choice Genetics genetics lines	Increase productivity and meat quality of swine

The above products may be sold under different brand names outside the United States.

MONSANTO COMPANY	2006 FORM 10-K

COMPETITION

The global markets for our products are competitive. With continued development and commercialization of new technologies and products, including biotechnology traits, we expect competition to intensify.

In our Seeds and Genomics segment, we compete with numerous multinational companies globally and with hundreds of smaller companies regionally. With the exception of competitors in our vegetable and fruit seed business, most of our seed competitors are also licensees of our germplasm or biotechnology traits. In certain countries, we also compete with government-owned seed companies. Farmers who save seed from one year to the next, in violation of license terms, also affect competitive conditions. Product performance (in particular, crop vigor and crop yield), customer support and service, intellectual property protection, and price are important elements of our market success. In addition, distributor, retailer and farmer relationships are important in the United States and many other countries.

Our biotechnology traits compete as a system with other practices, including application of agricultural chemicals, and to a lesser degree, traits developed by other companies. Other agrichemical and seed marketers produce chemical and seed products that compete with our Roundup Ready and insect-control systems. Our consumer traits compete with other methods of managing and improving food quality. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies and institutions, state-funded programs, and academic institutions. Enabling technologies to enhance biotechnology trait development may also come from academic researchers and biotechnology research companies. The primary factors underlying the competitive success of traits are performance and commercial viability; timeliness of introduction; value compared with other practices and products; market coverage; service provided to distributors, retailers and farmers; governmental approvals; public acceptance; and environmental characteristics.

Competitive success in crop protection products depends on price, product performance, the scope of solutions offered to farmers, market coverage, and the service provided to distributors, retailers and farmers. Our agricultural herbicide products have numerous major global competitors. Competition from local or regional companies may also be significant. For additional information on competition for our agricultural herbicides, see Item 7 — MD&A — Outlook — Agricultural Productivity, which is incorporated by reference herein.

Our lawn-and-garden herbicides compete on product performance and the brand value associated with our trademark Roundup. This business has fewer than five significant national competitors and a larger number of regional competitors in the United States. We are the only supplier of bovine somatotropin in the United States. The largest market for our lawn-and-garden herbicides and our bovine somatotropin products is the United States.

DISTRIBUTION OF PRODUCTS; CUSTOMERS

We have a worldwide distribution and sales and marketing organization for our seeds and traits and crop protection operations. We market our DEKALB, Asgrow and Stoneville branded germplasm (both the conventional and biotech varieties) and our vegetable and fruit seeds to farmers through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers and agents. We also market our vegetable and fruit seeds direct to farmers. Our American Seeds, Inc. (ASI) family of branded seeds is marketed to farmers primarily directly as well as through dealers, agricultural cooperatives and agents. We also license a broad package of our germplasm and trait technologies to seed companies that do business in the United States and certain international markets, which then market these products to farmers. In Brazil and Paraguay, we have implemented a point-of-delivery, grain-based payment system through which grain handlers contract with us to collect applicable biotech trait fees when farmers deliver their grain.

We sell our crop protection products through distributors, independent retailers and dealers, agricultural cooperatives, and, in some cases outside the United States, directly to farmers. We also sell certain of the chemical intermediates of our crop protection products to other major agricultural chemical producers, who then market their own branded products to farmers.

We sell and ship our Posilac bovine somatotropin directly to U.S. dairy farmers. Outside the United States, we rely on a single exclusive distributor of this product. We deliver our swine genetics products directly to swine producers, who pay for the use of the genetics in upfront fees and/or royalties. We market our lawn-and-garden herbicide products through The Scotts Miracle-Gro Company.

MONSANTO COMPANY	2006 FORM 10-K

While no single customer (including affiliates) represented more than 10 percent of our consolidated worldwide net sales in 2006, our three largest U.S. agricultural distributors and their affiliates represented, in the aggregate, 14 percent of our worldwide net sales and 27 percent of our U.S. net sales. During 2006, one major U.S. distributor and its affiliates represented about 6 percent of the worldwide net sales for our Agricultural Productivity segment, and about 9 percent of the worldwide net sales for our Seeds and Genomics segment.

EMPLOYEE RELATIONS

As of Aug. 31, 2006, we employed approximately 17,500 regular employees worldwide and more than 4,300 temporary employees in various world areas. However, the number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory.

ENVIRONMENTAL MATTERS

Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that can be released from our operations into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or parties who sent waste to these sites, without regard to fault or to the lawfulness of the original disposal. These laws and regulations may be amended from time to time; they may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, and to the remediation of identified existing environmental concerns. In accord with a consent order with the state of Idaho, we have embarked on a multiyear project to design and install state-of-the-art air emission control equipment at the P4 Production, LLC facility at Soda Springs, Idaho. P4 Production is 99 percent owned by, and is operated by, Monsanto. Although the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position, except as noted below. Because of our investment in the Soda Springs project, our capital expenditures for environmental control facilities should be higher than normal in the next few years. Current estimates indicate that total companywide capital expenditures for environmental compliance will be about $11 million in fiscal year 2007 and $22 million in fiscal year 2008.

In addition to potential liability for our own manufacturing locations and off-site disposal and formulation facilities, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (Separation Agreement), we are required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities primarily related to Pharmacia’s former agricultural and chemicals businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc., the former chemicals business of Pharmacia, assumed from Pharmacia in connection with its spinoff on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Both immediately prior to and since its filing for bankruptcy protection, Solutia has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we assumed the management and defense of certain of Solutia’s environmental matters. In the process of managing such environmental liabilities, we determined that it was probable that we would incur some expenses related to such environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, in fiscal year 2005, we recorded a reserve including, but not limited to, environmental liabilities, based on the best estimates by our management with input from our legal and other outside advisors. As of Aug. 31, 2006, $210 million was recorded as a reserve related to such matters.

For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding remediation of waste disposal sites and reserves for remediation, appearing in Note 22 — Commitments and Contingencies, which is incorporated herein by reference. For additional information relating to Solutia and the charge recorded with respect to Solutia, see “Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer, Inc., and Solutia Inc.” in this section and Note 22.

MONSANTO COMPANY	2006 FORM 10-K

INTERNATIONAL OPERATIONS

See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and Note 23 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 43 percent of Monsanto’s sales, including 37 percent of our Seeds and Genomics segment’s sales and 50 percent of our Agricultural Productivity segment’s sales, originated from our legal entities outside the United States during fiscal year 2006.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

In the United States and many foreign countries, Monsanto holds a broad portfolio of patents that provide intellectual property protection for its products and processes. Some of Monsanto’s patents and licenses are currently the subject of litigation; see Item 3 — Legal Proceedings.

We routinely obtain patents and/or plant variety protection for our breeding technology, germplasm, commercial varietal seed products, and for the parents of our commercial hybrid seed products. We also routinely obtain registration for our germplasm and commercial seed products in registration countries, such as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. Our insect-protection traits (including YieldGard Corn Borer and YieldGard Corn Rootworm traits in corn seed and Bollgard trait in cotton seed) are protected by patents that extend until at least 2011. Having filed patent applications in 2002 and 2001, we anticipate that the Bollgard II insect-protection trait will be patent-protected in the United States, and in other areas in which patent protection is sought, through 2022. Our herbicide tolerant products (Roundup Ready traits in soybean, corn, canola and cotton seeds) are protected by U.S. patents that extend until at least 2014; and our second-generation trait for cotton, Roundup Ready Flex, is protected by U.S. patents through 2025.

Patents protecting glyphosate, the active ingredient in Roundup herbicides, expired in the United States in 2000 and have expired in all other countries. We have several patents on our glyphosate formulations and manufacturing processes in the United States and other countries, some of which extend beyond 2015. Posilac bovine somatotropin is protected by a U.S. patent that expires in 2008 but is no longer fully protected by patents in other countries in which this product is sold. Other patents protect various aspects of bovine somatotropin manufacture in the United States and expire at varying dates ending March 2012; corresponding patents in other countries have varying terms.

Monsanto also holds licenses from other parties relating to certain products and processes. We have obtained licenses to protect certain technologies used in the production of Roundup Ready seeds and certain technologies relating to pipeline products from claims that we are infringing the patents of others. These licenses last for the lifetimes of the applicable patents, after which no licenses will be required to use the respective patented technologies. We hold numerous licenses in connection with our genomics program. For example, we hold a perpetual license to certain genomics technologies for use in plant and animal agriculture, perpetual licenses to patents expiring from 2018 to 2023 for classes of proprietary genes for the development of commercial traits in crops, perpetual licenses to functional characterizations of our proprietary genes, and perpetual licenses to certain genomics sequences and certain genomics technologies. We have also obtained perpetual licenses to chemicals used to make Harness herbicides and to manufacturing technology for Posilac bovine somatotropin.

We own a considerable number of established trademarks under which we market our products in many countries. Monsanto owns trademark registrations and files trademark applications for the names and many of the designs used on its branded products. Important company trademarks include Roundup for herbicide products; Roundup Ready, Bollgard, Bollgard II, YieldGard and YieldGard VT for traits; DEKALB, Asgrow, and Stoneville for agricultural seeds; Seminis, Royal Sluis, Asgrow and Petoseed for fruit and vegetable seeds; and Posilac for dairy productivity products. We have also recently filed numerous trademark applications for Vistive for low-linolenic soybeans and soybean oil, and Roundup RReady2Yield for soybeans.

P4 Production holds (directly or by assignment) numerous phosphate leases issued on behalf of or granted by the United States, the state of Idaho, and private parties. None of these leases is material individually, although the leases are significant in the aggregate because elemental phosphorus is a key raw material for the production of glyphosate-based herbicides. The phosphate leases have varying terms. The leases obtained from the United States are of indefinite duration, subject to the modification of lease terms at 20-year intervals.

MONSANTO COMPANY	2006 FORM 10-K

PRINCIPAL EQUITY AFFILIATES

Renessen LLC, our joint venture with Cargill, Incorporated, combines Monsanto’s seed assets and technology capabilities with Cargill’s global grain processing, marketing, and risk management infrastructure to develop and commercialize enhanced grain products in the processing and animal feed markets, and to increase returns on those products by greater participation in the value chain. Monsanto owns 50 percent of Renessen; we have equal governance and funding rights and responsibilities with Cargill. Cargill and Monsanto have granted Renessen a nonexclusive right and license to Cargill’s and Monsanto’s respective intellectual property needed for Renessen to pursue the approved business plan; receive rights to use intellectual property developed by Renessen in other specified areas; and have the opportunity to provide specified services to Renessen for a fee. Monsanto performs most of Renessen’s upstream research and development (R&D); we charge Renessen for our services. Renessen products under development include grains designed to enhance processing efficiency and grains designed to deliver better nutrition in animal feed. See information regarding Renessen in Note 25 — Equity Affiliate.

RAW MATERIALS AND ENERGY RESOURCES

We are a significant purchaser of basic and intermediate raw materials. We typically purchase our major raw materials and our energy requirements through long-term contracts. We do not depend on any single outside supplier for a significant amount of any raw materials, but a few major suppliers provide us with certain important raw materials, as described below. The markets for our raw materials are balanced and forecast to remain so. Although some additional capacity does exist, pricing is substantially higher today than under existing contracts.

We produce directly or contract with third-party growers for corn seed, soybean seed, canola seed, vegetable seeds, fruit seeds, cotton seed, sunflower seed and sorghum seed in growing locations throughout the world. The availability and cost of seed depends primarily on seed yields, weather conditions, farmer contract terms, commodity prices, and global supply and demand. We manage commodity price fluctuations through the use of futures contracts and other hedging mechanisms. Where practicable, we attempt to minimize the weather risks by producing seed at multiple growing locations and under irrigated conditions.

Energy is available as required, but pricing is subject to market fluctuations. Hurricanes seriously disrupted supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States during our 2006 fiscal year. By fiscal year end 2006, the supply of key raw materials and energy returned to normal and pricing moderated.

Different catalysts are used in various intermediate steps in the production of glyphosate. These are produced by two major catalyst manufacturers who use our proprietary technology at various sites globally. These suppliers have additional capacity at other manufacturing locations. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate. Our P4 Production subsidiary manufactures most of our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides, and we purchase the remainder through a third-party supplier.

RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $725 million in 2006, $588 million in 2005, and $509 million in 2004. In addition, we incurred charges of $266 million to write off acquired in-process research and development (IPR&D) related to acquisitions during 2005. See Note 4 — Business Combinations — for additional information regarding these acquisitions.

SEASONALITY AND WORKING CAPITAL; BACKLOG

For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources, incorporated herein by reference.

MONSANTO COMPANY	2006 FORM 10-K

RELATIONSHIPS AMONG MONSANTO COMPANY, PHARMACIA CORPORATION, PFIZER, INC., AND SOLUTIA INC.

Prior to Sept. 1, 1997, a corporation that was then known as Monsanto Company (Former Monsanto) operated an agricultural products business (the Ag Business), a pharmaceuticals and nutrition business (the Pharmaceuticals Business) and a chemical products business (the Chemicals Business). Former Monsanto is today known as Pharmacia. Pharmacia is now a wholly owned subsidiary of Pfizer Inc., which together with its subsidiaries operates the Pharmaceuticals Business. Today’s Monsanto includes the operations, assets and liabilities that were previously the Ag Business. Today’s Solutia comprises the operations, assets and liabilities that were previously the Chemicals Business. The following table sets forth a chronology of events that resulted in the formation of Monsanto, Pharmacia and Solutia as three separate and distinct corporations, and it provides a brief background on the relationships among these corporations.

Date of Event	Description of Event

Sept. 1, 1997	•	Pharmacia (then known as Monsanto Company) entered into a Distribution Agreement (Distribution Agreement) with Solutia related to the transfer of the operations, assets and liabilities of the Chemicals Business from Pharmacia (then known as Monsanto Company) to Solutia.

	•	Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.

Dec. 19, 1999	•	Pharmacia (then known as Monsanto Company) entered into an agreement with Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).

Feb. 9, 2000	•	We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia (then known as Monsanto Company) under the name “Monsanto Ag Company.”

March 31, 2000	•	Effective date of the Merger.

	•	In connection with the Merger, (1) PNU became a wholly owned subsidiary of Pharmacia (then known as Monsanto Company); (2) Pharmacia (then known as Monsanto Company) changed its name from “Monsanto Company” to “Pharmacia Corporation;” and (3) we changed our name from “Monsanto Ag Company” to “Monsanto Company.”

Sept. 1, 2000	•	We entered into a Separation Agreement (Separation Agreement) with Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.

	•	Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for liabilities assumed by Solutia pursuant to the Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.

Oct. 23, 2000	•	We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own 440 million shares of our common stock.

July 1, 2002	•	Pharmacia, Solutia and we amended the Distribution Agreement to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia and to clarify the parties’ rights and obligations.

	•	Pharmacia and we amended the Separation Agreement to clarify our respective rights and obligations relating to our indemnification obligations.

Aug. 13, 2002	•	Pharmacia distributed the 440 million shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).

	•	As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.

April 16, 2003	•	Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.

Dec. 17, 2003	•	Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

See Item 3 — Legal Proceedings for information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. See Note 22 for further information regarding litigation and environmental matters that we are managing pursuant to our obligation under the Separation Agreement to indemnify Pharmacia; Solutia’s bankruptcy; the related charge we recorded associated with certain of Solutia’s litigation and environmental obligations; and other arrangements between Solutia and us.

AVAILABLE INFORMATION

Our Internet address is www.monsanto.com. We make available free of charge through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our site by the end of the business day after filing. All of these materials are located in the “Investor Information” area.

MONSANTO COMPANY	2006 FORM 10-K

Our Web site also includes the following corporate governance materials, under the tab “Who We Are — Corporate Governance”: our Code of Business Conduct, our Code of Ethics for Chief Executive and Senior Financial Officers, our Board of Directors’ Charter and Corporate Governance Guidelines, and charters of our Board committees. These materials are also available on paper. Any shareowner may request them by contacting the Office of the General Counsel, Monsanto Company, 800 N. Lindbergh Blvd., St. Louis, Missouri, 63167. Information on our Web site does not constitute part of this report.

ITEM 1A. RISK FACTORS

Competition in seeds and traits and agricultural chemicals has significantly affected, and will continue to affect, our sales.

Many companies engage in plant biotechnology and breeding research, and speed in getting a new product to market can be a significant competitive advantage. Our competitors’ success could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies. In addition, we expect to face continued competition for our Roundup and selective chemistries agricultural herbicide product lines. The extent to which we can realize cash and gross profit from these products will depend on our ability to: control manufacturing and marketing costs without adversely affecting sales; predict and respond effectively to competitor pricing; provide marketing programs meeting the needs of our customers and of the farmers who are our end users; maintain an efficient distribution system; and develop new products with features attractive to our end users.

Efforts to protect our intellectual property rights and to defend against claims against us can increase our costs and will not always succeed; any failures could adversely affect sales and profitability or restrict our ability to do business.

Intellectual property rights are crucial to our business, particularly our Seeds and Genomics segment. We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, farmers, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. For example, the practice of saving seeds from non-hybrid crops (such as soybeans, canola and cotton) containing our biotechnology traits has prevented and may continue to prevent us from realizing the full value of our intellectual property, particularly outside the United States. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

We are subject to extensive regulation affecting our seed biotechnology and agricultural products and our research and manufacturing processes, which affects our sales and profitability.

Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales. Lack of approval to import crops containing biotechnology traits into key markets can affect sales of our traits, even in jurisdictions where planting has been approved. Concern about unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and the sale of our products. Further, the detection of adventitious presence of traits not approved in the importing country may result in the withdrawal of seed

MONSANTO COMPANY	2006 FORM 10-K

lots from sale or in compliance actions, such as crop destruction or product recalls. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, claims that increased use of glyphosate-based herbicides or biotechnology traits increases the potential for the development of glyphosate-resistant weeds or pests resistant to our traits could result in restrictions on the use of glyphosate-based herbicides or seeds containing our traits or otherwise reduce our sales.

The degree of public acceptance or perceived public acceptance of our biotechnology products can affect our sales and results of operations by affecting planting approvals, regulatory requirements and customer purchase decisions.

Although all of our products go through rigorous testing, some opponents of our technology actively raise public concern about the potential for adverse effects of our products on human or animal health, other plants and the environment. The potential for adventitious presence of commercial biotechnology traits in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that can affect general public acceptance of these traits. Public concern can affect the timing of, and whether we are able to obtain, government approvals. Even after approvals are granted, public concern may lead to increased regulation or legislation, which could affect our sales and profitability, and may adversely affect sales of our products to farmers, due to their concerns about available markets for the sale of crops or other products derived from biotechnology. In addition, opponents of agricultural biotechnology have attacked facilities used by agricultural biotechnology companies, and may launch future attacks against our field testing sites, and research, production, or other facilities.

The successful development and commercialization of our pipeline products will be necessary for our growth.

Commercializing new biotechnology products entails considerable time (as much as 10 years) and investment (as much as $100 million per product). Commercializing new germplasm products using traditional breeding approaches does not require as much time and investment. A considerable percentage of our new product concepts are abandoned and never commercialized. There are a number of reasons why a new product concept may be abandoned, including greater than anticipated development costs, regulatory obstacles, competition, inability to prove the original concept, lack of demand, and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. Many of our competitors are also making considerable investments in similar new biotechnology or improved germplasm products. Commercial success frequently depends on being the first company to the market. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

We are involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations, employee benefits, and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. We have recorded a reserve for certain estimated payments or costs related to third-party tort litigation and environmental matters that we are managing following Solutia’s refusal to manage such matters, for which the amount recorded in our Statement of Consolidated Financial Position as of Aug. 31, 2006, was $210 million. We believe that the recorded amount represents the estimated discounted cost that we would incur in the future in connection with these litigation and environmental matters. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain. Further, additional litigation or environmental matters that are not reflected in the reserve may arise in the future, and we may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 22 and in other sections of this report.

MONSANTO COMPANY	2006 FORM 10-K

Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability.

We engage in manufacturing, seed production, research and development or sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2006 were principally through our businesses in Argentina, Brazil, Canada, Mexico and Switzerland. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions, such as the recently imposed state governmental pricing directives in India; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies, such as Brazil, may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

In the event of any diversion of management’s attention to matters related to acquisitions, a failure to receive antitrust clearance to close the Delta and Pine Land Company acquisition, or any delays or difficulties encountered in connection with integrating acquired operations, our business, and in particular our results of operations and financial condition, may be harmed.

We have recently completed several acquisitions involving seed companies and have entered into an agreement to acquire Delta and Pine Land, and we expect to make additional acquisitions. We must fit such acquisitions into our long-term growth strategies to generate sufficient value to justify their cost. If the Delta and Pine Land acquisition does not close, we may be obligated to make a $600 million payment to Delta and Pine Land, which would materially affect our business, results of operations and financial condition. For more information, please see Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources — Pending Acquisition which is incorporated by reference herein. Acquisitions also present other challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.

Fluctuations in commodity prices can increase our costs and decrease our sales.

We purchase our seed inventories from production growers at market prices and retain the seed in inventory until it is sold. These purchases constitute a significant portion of the manufacturing costs for our seeds. We use hedging strategies to mitigate the risk of short-term changes in these prices but are unable to avoid the risk of medium- and long-term changes. Accordingly, increases in commodity prices may negatively affect our cost of goods sold or cause us to increase seed prices, which could adversely affect our sales. Farmers’ incomes are also affected by commodity prices; as a result, commodity prices could have a negative effect on their ability to purchase our products.

Compliance with quality controls and regulations affecting our manufacturing may be costly, and failure to comply may result in decreased sales, penalties and remediation obligations.

Because we use hazardous and other regulated materials in our chemical manufacturing processes and engage in mining operations, we are subject to risks of accidental environmental contamination, and therefore to potential personal injury claims, remediation expenses and penalties. We have entered into agreements with various regulatory agencies for the management of many of our sites, and if we fail to comply with such agreements, we could be subject to penalties and facility shutdowns. Should a catastrophic event occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, and loss of production capacity, which could affect our sales. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.

MONSANTO COMPANY	2006 FORM 10-K

Our ability to estimate farmers’ future needs, and match our production and the level of product at our distributors to those needs, has a significant effect on our sales.

Farmers’ decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventory of our products will reduce our current sales. However, product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition, inadequate distributor liquidity could affect distributors’ ability to pay for our products and, therefore, affect our sales or our ability to collect on our receivables.

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

Weather conditions and natural disasters can affect the timing of planting and the acreage planted, as well as yields and commodity prices. In turn, the quality, cost and volumes of the seed that we are able to produce and sell will be affected, which will affect our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

At Aug. 31, 2006, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

We and our subsidiaries own or lease manufacturing facilities, laboratories, seed production and other agricultural facilities, office space, warehouses and other land parcels in North America, South America, Europe, Asia, Australia, and Africa. Our general offices, which we own, are located in St. Louis County, Missouri. We lease additional research facilities from Pfizer at Chesterfield Village in St. Louis County. These office and research facilities are principal properties.

Additional principal properties used by the Seeds and Genomics segment include seed conditioning plants at Constantine, Michigan; Grinnell, Iowa; Kearney, Nebraska; Oxnard, California; Peyehorade, France; Rojas, Argentina; Trèbes, France; and Uberlândia, Brazil; and research laboratories at Woodland, California, and Ankeny, Iowa. We own all of these properties. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various locations worldwide.

The Agricultural Productivity segment has principal chemicals manufacturing facilities at Alvin, Texas; Antwerp, Belgium; Augusta, Georgia; Camaçari, Brazil; Luling, Louisiana; Muscatine, Iowa; São José dos Campos, Brazil; Soda Springs, Idaho; and Zárate, Argentina. We lease the land underlying the facilities that we own in Alvin, Texas, and in Antwerp, Belgium. We also lease the manufacturing facility and land underlying the facility at Augusta, Georgia, with an option to buy it, pursuant to an industrial revenue bond financing. We own the other properties.

We believe that our principal properties are suitable and adequate for their use. Use of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. The facilities generally have

MONSANTO COMPANY	2006 FORM 10-K

sufficient capacity for existing needs and expected near-term growth. Expansion projects are undertaken as necessary to meet future needs. In certain instances, we have leased to third parties portions of sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities (as defined in Note 22). We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 22 under the subheading “Litigation and Indemnification” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.

Patent and Commercial Proceedings

On Dec. 4, 2000, we filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG, and its affiliates that four patents that involve claims to truncated Bt technology were invalid and not infringed by the MON810 corn product contained in YieldGard corn. Bayer CropScience counterclaimed to request royalties for prior sales of YieldGard corn and injunctive relief but later dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue us, our affiliates or our sublicensees under those patents for any of our current commercial products. On Nov. 22, 2005, a jury returned a verdict in our favor and determined that MON810 did not infringe the remaining patent at issue and that the patent was invalid. On Aug. 28, 2006, the Court entered an order also invalidating the patents on the basis of inequitable conduct. Bayer CropScience filed a notice of appeal of the results of the jury trial and the Court’s decision on Oct. 24, 2006.

The following proceedings involve Syngenta AG (Syngenta) and its affiliates:

•	On July 25, 2002, Syngenta Seeds, Inc. filed a suit against our wholly owned subsidiary DEKALB Genetics Corporation (DEKALB), Monsanto, Pioneer Hi-Bred International, Inc., Dow AgroSciences LLC, and Mycogen Plant Science, Inc. and Agrigenetics, Inc., collectively Mycogen Seeds, in the U.S. District Court for the District of Delaware, alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect-protected transgenic corn, including our insect-protected corn traits. Syngenta Seeds seeks injunctive relief and monetary damages. During the course of the trial, the Court ruled in our favor on two of the patents. On Dec. 14, 2004, the jury returned a verdict in our favor, determining that the third patent was invalid. Post-trial motions filed by the parties were denied. On Jan. 13, 2006, Syngenta Seeds has appealed the verdict and Court decisions to the U.S. Court of Appeals for the Federal Circuit.

•	On May 10, 2004, we filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for a declaratory judgment seeking a determination that, under its license from us, Syngenta Seeds is limited to commercializing its Roundup Ready soybeans under one product brand. On Feb. 8, 2006, after a bench trial, the Court ruled in our favor and permanently enjoined Syngenta from using any brand other than the NK® brand in the production, marketing, advertising, or sale of our Roundup Ready soybean technology. Syngenta Seeds has appealed the Court’s decision to the Missouri Court of Appeals. Oral argument on Syngenta’s appeal is scheduled for Nov. 21, 2006.

•	On May 12, 2004, we filed suit against Syngenta Seeds and Syngenta Biotechnology, Inc. in the U.S. District Court for the District of Delaware (the Shah case). On July 27, 2004, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Northern District of Illinois (the Lundquist case). The suits allege infringement of our patents involving glyphosate-tolerant crops and fertile transgenic corn and seek injunctions against the sale of GA21 corn by Syngenta and its affiliates and damages for willful infringement of our patents. On May 19, 2005, the U.S. District Court for the Northern District of Illinois transferred the Lundquist case to the U.S. District Court for the District of Delaware. It was then consolidated for discovery and trial with the Shah case. The District Court granted summary judgment in favor of Syngenta on May 11, 2006, ruling that the Shah patent was invalid and Syngenta did not infringe the Lundquist patents. On June 8, 2006, we appealed the Court’s decision to the U.S. Court of Appeals for the Federal Circuit.

MONSANTO COMPANY	2006 FORM 10-K

•	On July 28, 2004, Syngenta filed suit against us in the U.S. District Court for the District of Delaware, alleging that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed (the Antitrust Action). Syngenta seeks $57 million in supposed actual damages and requested treble damages, attorneys’ fees and injunctive relief. In July 2005, we filed counterclaims against Syngenta, Syngenta Seeds, and affiliated companies for misappropriation of property and false advertising. Trial has been set for Jan. 7, 2007.

•	On Aug. 25, 2005, Syngenta filed suit against us in the Circuit Court of Hennepin County, Minnesota, seeking access to our new patented next generation glyphosate-tolerant soybean technology under a license for our current soybean technology that we previously entered into with Ciba Seeds, which is now owned by Syngenta. This case has been set for trial starting Jan. 15, 2007.

•	On Aug. 7, 2006, acting on a long pending jury advisory verdict, the U.S. District Court for the Middle District of North Carolina ruled that scientists of Rhône Poulenc Agrochimie S.A. (RPA) were entitled to be named as co-inventors of U.S. Patent No. 6,040,497 but were not entitled to be named as co-inventors of U.S. Patent No. 5,554,798 (the ‘798 Patent). The ‘798 Patent covers glyphosate-tolerant crops and fertile transgenic corn and was assigned to DEKALB. On Aug. 9, 2006, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Eastern District of Missouri. The suit alleges infringement of the ‘798 Patent by the making and selling of GA21 corn. We are seeking an injunction against the sale of GA21 corn by Syngenta and its affiliates and damages for willful infringement of DEKALB’s patent.

On July 26, 2005, American Seed Company (which is unrelated to Monsanto or its ASI subsidiary) filed a purported class action suit against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed essentially alleges that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Plaintiffs seek an unspecified amount of damages and injunctive relief. Opposition to class certification was heard on Oct. 2, 2006. This case has been set for trial on Oct. 15, 2007.

While efforts continue, discussions have failed to resolve outstanding issues related to the development of a payment system for the use of our technology to produce soybean products in Argentina or Uruguay containing our patented Roundup Ready technologies. We have initiated patent infringement actions against importers of Argentine soy products that were found by European customs officials to have contained our unlicensed glyphosate-tolerant technology, which is patented in the respective European countries. In June 2005, we filed cases against Cefetra, in The Hague, the Netherlands, and Den Lokale Andel, A.m.d.A., et al., in the Danish High Court, Eastern Division. In February and March 2006, we filed cases against Bunge Iberica SA, Ceralto SL and Sesostris SAE in Spain, and Cargill International SA and Cargill plc in England. Further cases were filed in May and June 2006 against Alfred C. Toepfer International GmbH and Glencore Grain BV and Glencore Grain Rotterdam BV, in the courts of The Hague. The Argentine government has opposed our use of patent infringement actions as a means of securing payment for the use of our technology in Argentina and has been admitted as an observer to the proceedings in the Netherlands and Denmark. No imminent decision is expected in any of the cases. Also in response to our actions, the Argentine Secretary of Agriculture has requested that the national competition commission in Argentina (CNDC) proceed with a civil administrative action against us. The CNDC has initiated a market investigation but has not requested anything from us or initiated a formal proceeding against us.

Farmer Lawsuits

Two purported class action lawsuits were initially filed against the former Monsanto Company by two groups of farmers and were transferred to the United States District Court for the Eastern District of Missouri. The complaints included both tort and antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among Monsanto, Pioneer, Syngenta and Bayer CropScience to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys’ fees. On Sept. 22, 2003, the District Court granted Monsanto’s motion for summary judgment on all tort claims and denied plaintiffs’ motion to allow the tort claims to proceed as a class action. On Sept. 30, 2003, the District Court denied plaintiffs’ motion to allow their antitrust claims to proceed as a class action. On March 7, 2005, the U.S. Court of Appeals for the Eighth Circuit

MONSANTO COMPANY	2006 FORM 10-K

affirmed the District Court’s denial of class certification for plaintiffs’ antitrust claims. Monsanto is the sole remaining defendant, and trial of the two individual plaintiffs’ claims is scheduled to start on Jan. 8, 2007.

Starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by allegedly fixing and artificially inflating the prices and fees for Monsanto’s various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case pending in state court in Tennessee. No trial dates have been set for these matters.

On Sept. 26, 2006, Pullen Seeds and Soils and Wade Farms filed separate purported class action suits against us in the U.S. District Court for the District of Delaware, supposedly on behalf of all persons who purchased our Roundup herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes. Plaintiffs seek an unspecified amount of damages and injunctive relief.

Proceedings Related to Delta and Pine Land Company

We are a party to litigation and several arbitrations with Delta and Pine Land. On Aug. 15, 2006, we announced the signing of a definitive agreement to purchase all of the outstanding stock of Delta and Pine Land. In the event the transaction is closed, all of the litigation and arbitrations will terminate. See Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources — Pending Acquisition, which is incorporated by reference herein, for more information about the agreement and the consequences if the transaction does not close. Following is a description of the current status of these proceedings:

•	On Jan. 18, 2000, Delta and Pine Land Company reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages. Delta and Pine Land alleges that the former Monsanto Company failed to exercise reasonable efforts to complete a merger between the two companies and tortiously interfered with its prospective business relations by feigning interest in the merger so as to keep it from pursuing transactions with other entities. We filed a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land’s fraudulent nondisclosure of material information and substantial damages including the $83 million breakup fee paid to Delta and Pine Land. On Oct. 8, 2004, the Court granted our motion for partial summary judgment, which eliminated a significant element of Delta and Pine Land’s damages claim, but the Mississippi Supreme Court granted review of that decision and the admissibility and use of certain documents at trial. On Aug. 31, 2006, the Mississippi Supreme Court ordered a stay in proceedings until at least Feb. 27, 2007, pending closure of the transaction.

•	The following arbitrations are or were before the American Arbitration Association (AAA):

•	On May 20, 2004, we filed a request for arbitration and a determination that we have the right to terminate licensing agreements that provided Delta and Pine Land with access to Bollgard and Roundup Ready technologies for cotton. In connection with the execution of the agreement described above, both parties dismissed their claims in this matter.

•	On May 3, 2006, Delta and Pine Land initiated proceedings seeking a determination that its affiliates’ license agreements with us preclude us from implementing the indemnity collection system that we announced for Brazil in an attempt to protect and enforce our intellectual property rights on insect-resistant cotton in Brazil. In July 2006, Delta and Pine Land’s motion for a temporary injunction was denied. In connection with the execution of the agreement described above, all proceedings in this matter have been stayed pending closure of that transaction.

•	On June 19, 2006, Delta and Pine Land initiated a proceeding seeking a determination that we had not provided it with license terms equal to those extended to Stoneville, which we acquired in 2005. Delta and Pine Land also seeks an injunction against our introduction of Bollgard II cotton in Egypt and Burkina Faso, unless commercial arrangements are reached with Delta and Pine Land, notwithstanding those countries’ prohibition of such

MONSANTO COMPANY	2006 FORM 10-K

arrangements. In connection with the execution of the merger agreement described above, Delta and Pine Land’s claims regarding license terms equal to those extended to Stoneville have been dismissed with prejudice. Otherwise, all proceedings in this matter have been stayed pending closure of the merger.

Agent Orange Proceedings

Various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In re Agent Orange Product Liability Litigation, MDL 381 (MDL), a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States, was settled in 1984, concluding all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After the U.S. Supreme Court allowed new claims to proceed notwithstanding the settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, who originally proceeded over the MDL. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense. Plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeals for the Second Circuit.

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

In a purported class action suit styled Dobbie, et al. v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by it during the course of a 30-year program to control weeds and vegetation at the facility. On May 3, 2006, the Federal Court granted the government’s motion to stay proceedings so that it could file a third-party action in this litigation against The Dow Chemical Company and us, as manufacturers of Agent Orange. Thereafter, purported class action lawsuits have been filed by plaintiffs against the Canadian government in at least three provinces, including Manitoba, New Brunswick, and Ontario. On Sept. 29, 2006, the Manitoba Court denied the Canadian government’s motion to stay the proceedings before it.

Environmental Proceedings

On Oct. 20, 2004, the EPA issued a Notice of Violation to P4 Production, LLC alleging violations of federal and state hazardous waste management regulations at P4 Production’s phosphorus manufacturing plant in Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject P4 Production to civil penalties. We are currently working with the EPA to reach a resolution of this matter.

On Oct. 18, 2006, we received a proposed Consent Order setting forth allegations of violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA). The EPA alleges that on 34 occasions certain Monsanto registered pesticide products were sold without up-to-date labeling, in violation of EPA guidance under FIFRA. The proposed penalty amount is $164,000. We are currently reviewing this matter.

SEC/DOJ Undertakings

In January 2005, we consented to an SEC Order and entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice concerning their investigations of improper payments and related financial irregularities in connection with our Indonesian affiliates. We paid penalties of $1.5 million, agreed to continue our compliance program, and are required to cease and desist from any further violations of the Foreign Corrupt Practices Act (FCPA) and to retain for a period of three years an independent consultant to review and evaluate our policies and procedures to ensure compliance with the FCPA. If we comply with the terms of the DPA for three years, the charges deferred under the DPA will be permanently dismissed. The independent consultant began his review in March 2005. We are cooperating with the independent consultant’s review and continuing to execute and implement improvements to our FCPA compliance program.

MONSANTO COMPANY	2006 FORM 10-K

Illinois Attorney General Subpoena

On April 18, 2005, we received a subpoena from the Illinois Attorney General for the production of documents relating to the prices and terms upon which we license technology for genetically modified seeds, and upon which we sell or license genetically modified seeds to farmers. We are cooperating with the production of the requested materials.

Proceedings Regarding Tax Matters

On Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $464 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $738 million (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $34 million of tax, excluding penalties and interest, related to the notes (subject to currency exchange rates), and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $645 million (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. All dollar amounts have been calculated based on an exchange rate of 2.737 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future.

Proceedings Related to Activities in India

Mahyco Monsanto Biotech Ltd. (MMB), a joint venture of our subsidiary Monsanto Holdings Private Limited and MAHYCO Seeds Limited, is currently defending complaints before the Monopoly and Restrictive Trade Practice Commission in India (MRTP), relating to the fees it charges on Bollgard technology. Additionally, approximately seven individual states in India have issued letters/orders prospectively setting a maximum amount at which seed companies may sell cotton seed packets containing Bt cotton, including Bollgard cotton. On May 11, 2006, the MRTP concluded that MMB was in violation of law by engaging in restrictive trade practices by charging unreasonable trait fees, granted a temporary injunction and directed MMB not to charge Rupees 900 as a trait fee and to set a reasonable trait fee. Appeal was taken to India’s Supreme Court. Pending determination of any appeal, MMB has complied with the directions of the order. MMB has also filed writs with the India Supreme Court challenging the state government orders.

Proceedings Related to Solutia’s Assumed Liabilities

On June 5, 2003, in an action styled Solutia Inc. and Pharmacia Corporation v. McWane, Inc. et al., Solutia and Pharmacia filed suit in the U.S. District Court for the Northern District of Alabama against 19 parties to force them to pay a share of past and future investigation and cleanup costs in Anniston, Alabama, under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The defendants are owners and operators of manufacturing facilities that Solutia/Pharmacia believed were responsible for a major share of the PCB contamination found throughout Anniston. EPA has entered into agreements with certain of the defendants to this suit, purporting to grant contribution protection under CERCLA for both lead and PCB related cleanup costs in Anniston. On Jan. 27, 2006, those defendants filed a motion for summary judgment in our contribution suit on the basis of the EPA agreement, to which we responded. We have reached de minimis settlements with two of the defendants who did not sign the agreement with the EPA.

On Dec. 6, 2005, a products liability lawsuit, styled Abbatiello et al. v. Pharmacia Corporation et al., was filed against Pharmacia, Solutia, and us in the Supreme Court of New York County, New York. The suit claims that all defendants manufactured and sold PCB products to General Electric Company and is brought by 590 current employees of General Electric who allege exposure to chemicals used by General Electric in and around its plant in Schenectady, New York, from the 1970s to the present. The suit seeks actual and punitive damages for alleged personal injuries and fear of future disease. On March 15, 2006, a similar lawsuit styled Abele v. Monsanto Company, et al. was filed by 486 former employees of General Electric against the same defendants in the same court. Defendants have removed the cases to the U.S. District Court for the Southern District of New York, in response to which the plaintiffs have filed a motion to remand to state court.

See Note 22 for additional information regarding legal proceedings related to Solutia’s Assumed Liabilities.

MONSANTO COMPANY	2006 FORM 10-K

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers

See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2006 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 30, 2006, was 49,080.

On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.

The original dividend rate adopted by the board of directors following the initial public offering (IPO) in October 2000 was $0.06. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.065, in May 2004 to $0.0725, in December 2004 to $0.085, and in December 2005 to $0.10.

The following table sets forth dividend declarations, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal year 2006 and 2005 quarters indicated.

	1st	2nd	3rd	4th		Fiscal
Dividends per Share	Quarter	Quarter	Quarter	Quarter		Year

2006	$—	$0.20 (1)	$—	$0.20	(1)	$0.40

2005	$—	$0.085	$0.085	$0.17	(2)	$0.34

		1st	2nd	3rd	4th	Fiscal
Common Stock Price		Quarter	Quarter	Quarter	Quarter	Year

2006	High	$37.48	$43.98	$44.88	$47.58	$47.58
	Low	27.80	36.80	39.63	37.91	27.80

2005	High	$23.33	$29.82	$32.80	$34.62	$34.62
	Low	17.08	22.88	27.76	28.66	17.08

(1)	During the period from Dec. 1, 2005, through Feb. 28, 2006, Monsanto declared two dividends, $0.10 per share on Dec. 12, 2005, and $0.10 per share on Jan. 17, 2006. During the period from June 1, 2006, through Aug. 31, 2006, Monsanto declared two dividends, $0.10 per share on June 27, 2006, and $0.10 per share on Aug. 9, 2006.

(2)	During the period from June 1, 2005, through Aug. 31, 2005, Monsanto declared two dividends, $0.085 per share on June 21, 2005, and $0.085 per share on Aug. 2, 2005.

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the fourth quarter of fiscal year 2006 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of Shares	(d) Approximate Dollar
				Purchased as Part of	Value of Shares that May
	(a) Total Number of		(b) Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased		per Share(1)	or Programs	the Plans or Programs

June 2006:
June 1, 2006, through June 30, 2006	12,760	(2)	$39.12	—	$710,517,926
July 2006:
July 1, 2006, through July 31, 2006	9,268	(3)	$14.47	—	$710,517,926
August 2006:
Aug. 1, 2006, through Aug. 31, 2006	645,000	(4)	$46.48	645,000	$680,541,256

Total	667,028		$45.89	645,000	$680,541,256

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	12,760 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	9,268 shares purchased by an affiliated purchaser through the exercise of stock options with an average exercise price of $14.47.

(4)	Includes 125,500 shares that were purchased in August 2006 and settled in September 2006.

On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Aug. 31, 2006.

MONSANTO COMPANY	2006 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

					Eight Months
	12 Months Ended Aug. 31,				Ended Aug. 31		Year Ended Dec. 31,
(Dollars in millions, except per share amounts)	2006	2005	2004	2003	2003	2002	2002	2001

Operating Results:
Net sales(1)	$7,344	$6,294	$5,423	$4,924	$3,378	$3,129	$4,674	$5,450
Income from operations	1,177	742	603	676	483	151	344	672
Income from continuing operations	698	157	266	98	—	48	146	318
Income (loss) on discontinued operations(2)	(3)	98	1	(18)	(11)	(11)	(17)	(23)
Cumulative effect of a change in accounting principle, net of tax benefit (3,4,5)	(6)	—	—	(12)	(12)	(1,822)	(1,822)	—
Net income (loss)	689	255	267	68	(23)	(1,785)	(1,693)	295
Basic Earnings (Loss) per Share(6):
Income from continuing operations	$1.30	$0.30	$0.50	$0.19	$—	$0.09	$0.28	$0.62
Income (loss) on discontinued operations(2)	(0.01)	0.18	—	(0.04)	(0.02)	(0.02)	(0.03)	(0.05)
Cumulative effect of accounting change(3,4,5)	(0.01)	—	—	(0.02)	(0.02)	(3.50)	(3.50)	—
Net income (loss)	1.28	0.48	0.50	0.13	(0.04)	(3.43)	(3.25)	0.57
Diluted Earnings (Loss) per Share(6):
Income from continuing operations	$1.27	$0.29	$0.50	$0.19	$—	$0.09	$0.28	$0.60
Income (loss) on discontinued operations(2)	(0.01)	0.18	—	(0.04)	(0.02)	(0.02)	(0.03)	(0.04)
Cumulative effect of accounting change(3,4,5)	(0.01)	—	—	(0.02)	(0.02)	(3.46)	(3.47)	—
Net income (loss)	1.25	0.47	0.50	0.13	(0.04)	(3.39)	(3.22)	0.56
Financial Position at end of Period:
Total assets(7)	$11,728	$10,579	$9,164	$9,536	$9,536	$9,175	$8,949	$11,454
Working capital(7,8)	3,182	2,485	3,037	2,920	2,920	2,804	2,537	2,373
Current ratio(7,8)	2.40:1	2.15:1	2.60:1	2.45:1	2.45:1	2.62:1	2.36:1	1.99:1
Long-term debt	1,639	1,458	1,075	1,258	1,258	1,148	851	893
Debt-to-capital(7,9)	20%	22%	21%	22%	22%	26%	19%	18%
Other Data(6):
Dividends per share	$0.40	$0.34	$0.34	$0.25	$0.13	$0.12	$0.24	$0.24
Stock price per share:
High	$47.58	$34.62	$19.25	$13.18	$13.18	$16.65	$16.65	$19.40
Low	$27.80	$17.08	$11.54	$6.78	$6.78	$6.51	$6.51	$13.44
End of period	$47.44	$31.92	$18.30	$12.86	$12.86	$9.19	$9.57	$16.90
Basic shares outstanding	540.0	533.6	528.8	523.2	523.3	520.6	521.3	516.2
Diluted shares outstanding	551.6	545.3	538.4	523.7	524.3	526.4	525.2	527.1

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results. In July 2003, Monsanto’s board of directors approved a change in the company’s fiscal year end from December 31 to August 31. Accordingly, data presented in this report for the period from Jan. 1, 2003, through Aug. 31, 2003, is otherwise known as the transition period. For all periods except the 12 months ended Aug. 31, 2003, and the eight months ended Aug. 31, 2002, the operating results data, earnings (loss) per share data, and financial position data set forth above are derived from Monsanto Company’s audited consolidated financial statements. For the 12-month period ended Aug. 31, 2003, and the eight-month period ended Aug. 31, 2002, this data is derived from unaudited consolidated financial statements.

MONSANTO COMPANY	2006 FORM 10-K

(1)	In first quarter 2005, Monsanto acquired Channel Bio Corp., and the North American canola seed businesses of Advanta Seeds. In third quarter 2005, Monsanto completed three acquisitions: Seminis, Inc., Stoneville, and NC+ Hybrids Inc. In 2006, ASI acquired several regional seed companies. See Part II — Item 8 — Note 4 — Business Combinations for further details of these acquisitions.

(2)	In second quarter 2005, Monsanto committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, the company sold substantially all of these businesses. As part of the fiscal year 2004 restructuring plan, Monsanto announced plans to exit the European breeding and seed business for wheat and barley, and to discontinue the plant-made pharmaceuticals program. In the fourth quarter of fiscal year 2004, Monsanto finalized the sale of assets associated with the company’s European wheat and barley business. Accordingly, these businesses have been presented as discontinued operations in the Statements of Consolidated Operations for all periods presented above. In the fourth quarter of fiscal year 2006, Monsanto recorded an additional write-down of $3 million aftertax related to the remaining assets associated with the environmental technologies businesses. As of Aug. 31, 2006, the remaining assets and liabilities of the environmental technologies businesses were recorded as assets and liabilities of discontinued operations in the Statements of Consolidated Financial Position. See Note 27 — Discontinued Operations for further details of these dispositions.

(3)	In 2002, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of this new accounting standard, Monsanto recognized a transitional goodwill impairment charge of $1.8 billion aftertax effective Jan. 1, 2002.

(4)	In 2003, Monsanto adopted SFAS No. 143, Accounting for Asset Retirement Obligations. In connection with the adoption of this new accounting standard, Monsanto recorded a cumulative effect of accounting change of $12 million aftertax effective Jan. 1, 2003.

(5)	In the fourth quarter of 2006, Monsanto adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. In connection with the adoption of this new accounting guidance, Monsanto recorded a cumulative effect of accounting change of $6 million aftertax.

(6)	For all periods presented, the share and per share amounts (including stock price) reflect the effect of the two-for-one stock split (in the form of a 100 percent stock dividend) that was completed on July 28, 2006.

(7)	Certain prior-year amounts have been reclassified to conform with the current-year presentation.

(8)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(9)	Debt-to-capital is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity. Fluctuations in our debt-to-capital ratio from December 31 to August 31 were affected by the seasonality of our business. Overdrafts were reclassified from short-term debt to accounts payable to better reflect the nature of the liabilities as book overdrafts.

MONSANTO COMPANY	2006 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.

We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Seminis and Stoneville, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics. Approximately 43 percent of our total company sales, 37 percent of our Seeds and Genomics segment sales, and 50 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2006.

In second quarter 2005, we committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, we sold substantially all of these businesses. In 2004, we sold our European breeding and seed business for wheat and barley. We also discontinued the plant-made pharmaceuticals program. As a result, financial data for these businesses have been presented as discontinued operations as outlined below. See Item 8 — Note 27 — Discontinued Operations — for further details. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for 2006, 2005, and 2004, the Statements of Consolidated Operations have been conformed to this presentation. Also, under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Statements of Consolidated Financial Position as of Aug. 31, 2006, and Aug. 31, 2005. The European wheat and barley business and the plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment.

MD&A should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part II — Item 8 — Financial Statements and Supplementary Data — of this Report on Form 10-K. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations.

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

MONSANTO COMPANY	2006 FORM 10-K

a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 23 — Segment and Geographic Data — for a reconciliation of EBIT to net income (loss) for fiscal years 2006, 2005, and 2004.

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

Executive Summary

Consolidated Operating Results — Net sales in 2006 increased $1 billion in the 12-month comparison. This improvement was a result of incremental sales from the Seminis Inc. vegetable and fruit seed business (Seminis) that we acquired in March 2005, increased sales of U.S. corn seed and traits, and increased sales of U.S. Roundup and other glyphosate-based herbicides. Net income in 2006 was $1.25 per share, compared with $0.47 per share in 2005.

The following factors affected the 12-month comparison:

2006:

•	We adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) on Sept. 1, 2005. As a result, the 2006 results included incremental after-tax stock-based compensation expense of $32 million, or $0.06 per share. See Note 17 — Stock-Based Compensation Plans — for additional discussion.

•	We recorded a tax charge of $21 million, or $0.04 per share, in the fourth quarter of 2006, in conjunction with our repatriation of $437 million of foreign earnings under the American Jobs Creation Act of 2004.

•	We recorded a charge of $3 million aftertax, or $0.01 per share, in 2006 associated with a write-down to fair value on assets of discontinued businesses held for sale.

•	We recorded a charge of $6 million aftertax, or $0.01 per share, in 2006 for the cumulative effect of a change in accounting principle as a result of adopting FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).

2005:

•	In 2005, we wrote off acquired in-process research and development (IPR&D) of $266 million related to acquisitions.

•	We recorded an after-tax charge of $175 million ($284 million pretax), or $0.32 per share, in 2005 associated with certain liabilities in connection with the Solutia bankruptcy (see Note 22 — Commitments and Contingencies).

•	We recorded a deferred tax benefit of $106 million, or $0.20 per share, in 2005 as a result of the loss incurred on the European wheat and barley business (see Note 11 — Income Taxes). Of this tax benefit, $20 million was recorded in continuing operations, and $86 million was recorded in discontinued operations.

Financial Condition, Liquidity, and Capital Resources — In both fiscal years 2006 and 2005, net cash provided by operating activities was $1.7 billion. Net cash required by investing activities was $625 million in 2006, compared with $1.7 billion in 2005. As a result, our free cash flow, as defined in the “Overview — Non-GAAP Financial Measures” section of MD&A, was $1 billion in 2006, compared with $70 million in 2005. We used cash for acquisitions of businesses of $258 million in 2006, compared with $1.5 billion in 2005. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.

MONSANTO COMPANY	2006 FORM 10-K

Outlook — We aim to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers. Our current research-and-development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.

We aim to improve and to grow the Seminis business by applying our molecular breeding and marker capabilities to its library of vegetable and fruit germplasm. Further, our purchase of the Delta and Pine Land Company, which is subject to antitrust clearance, Delta and Pine Land shareholder approval, and customary closing conditions, could accelerate our strategic cotton germplasm and traits platform modeled on our branded and licensing strategies for corn and soybeans. In fiscal year 2007, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plan.

Roundup herbicides remain the market leader. We are focused on optimizing the supply chain and managing the costs associated with our agricultural chemistry business as that sector matures globally.

We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (defined in Note 22), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. See Note 22 for further details. Accordingly, in first quarter 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia’s bankruptcy. As of Aug. 31, 2006, the remaining Solutia-related reserve was $210 million. We believe that this reserve represents the estimated discounted cost that we would incur in the future in connection with these litigation and environmental matters. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain. Further, additional litigation or environmental matters that are not reflected in the reserve may arise in the future, and we may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 22. The reserve may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursement or any recoveries we might receive through the bankruptcy process. We also continue to incur legal and other expenses associated with the bankruptcy proceedings.

MONSANTO COMPANY	2006 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,
				% Change
				2006 vs.	2005 vs.
(Dollars in millions, except per share amounts)	2006	2005	2004	2005	2004

Net Sales	$7,344	$6,294	$5,423	17%	16%
Gross Profit	3,548	3,004	2,527	18%	19%
Operating Expenses:
Selling, general and administrative expenses	1,601	1,334	1,128	20%	18%
Bad-debt expense	47	67	106	(30)%	(37)%
Research and development expenses	725	588	509	23%	16%
Acquired in-process research and development (see Note 4)	—	266	—	NM	NM
Impairment of goodwill (see Note 9)	—	—	69	—	NM
Restructuring charges (reversals) — net	(2)	7	112	(129)%	(94)%

Total Operating Expenses	2,371	2,262	1,924	5%	18%

Income from Operations	1,177	742	603	59%	23%
Interest expense	134	115	91	17%	26%
Interest income	(55)	(40)	(34)	38%	18%
Solutia-related expenses (see Note 22)	29	309	58	NM	NM
Other expense — net	14	79	85	(82)%	(7)%

Income from Continuing Operations Before Income Taxes and Minority Interest	1,055	279	403	278%	(31)%
Income tax provision	340	104	128	227%	(19)%
Minority interest expense	17	18	9	(6)%	100%

Income from Continuing Operations	698	157	266	345%	(41)%
Discontinued Operations (see Note 27):
Income (loss) from operations of discontinued businesses	(5)	11	(6)	NM	NM
Income tax benefit	(2)	(87)	(7)	NM	NM

Income (Loss) on Discontinued Operations	(3)	98	1	NM	NM

Income Before Cumulative Effect of Accounting Change	695	255	267	173%	(4)%
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit (see Note 2)	(6)	—	—	NM	—

Net Income	$689	$255	$267	170%	(4)%

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.27	$0.29	$0.50	338%	(42)%
Income (loss) on discontinued operations	(0.01)	0.18	—	NM	NM
Cumulative effect of accounting change	(0.01)	—	—	NM	—

Net Income	$1.25	$0.47	$0.50	166%	(6)%

NM = Not Meaningful

Effective Tax Rate (continuing operations)	32%	37%	32%

Comparison as a Percent of Net Sales:
Gross profit	48%	48%	47%
Selling, general and administrative expenses (excluding bad-debt expense)	22%	21%	21%
Research and development expenses (excluding acquired IPR&D)	10%	9%	9%
Total operating expenses	32%	36%	35%
Income from continuing operations before income taxes and minority interest expense	14%	4%	7%
Net income	9%	4%	5%

Overview of Financial Performance (2006 compared with 2005)

The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2006 with fiscal year 2005.

MONSANTO COMPANY	2006 FORM 10-K

Net sales increased 17 percent in 2006 from 2005. Our Seeds and Genomics segment net sales improved 24 percent, and our Agricultural Productivity segment net sales improved 9 percent. The following table presents the percentage changes in 2006 worldwide net sales by segment compared with net sales in 2005, including the effect that volume, price, currency and acquisitions had on these percentage changes:

	2006 Percentage Change in Net Sales vs. 2005

					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	11%	—	—	11%	13%	24%
Agricultural Productivity Segment	5%	3%	1%	9%	—	9%
Total Monsanto Company	7%	2%	1%	10%	7%	17%

(1)	See Note 4 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2006 and 2005. Acquisitions are segregated in this presentation for one year from the acquisition date.

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

Gross profit increased 18 percent, or $544 million. Total company gross profit as a percent of net sales increased less than 1 percentage point to 48.3 percent in 2006, driven by the increase in sales and gross profit from the Seeds and Genomics segment. Gross profit as a percent of sales for the Seeds and Genomics Segment remained at 61 percent. Gross profit as a percent of sales for the Agriculture Productivity segment declined 1 percentage point to 33 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.

Operating expenses increased 5 percent, or $109 million, in 2006 from 2005 because our increases more than offset the $266 million IPR&D write-off in 2005. Selling, general and administrative (SG&A) expenses increased 20 percent, and R&D expenses increased 23 percent, primarily because of expenses of the businesses we acquired in 2005, higher staffing levels, and stock-based compensation. In accordance with SFAS 123R, we recorded an incremental $34 million in SG&A expenses and an incremental $12 million in R&D expenses for stock-based compensation (see Note 17 — Stock-Based Compensation Plans). As a percent of net sales, SG&A expenses increased 1 percentage point to 22 percent, and R&D expenses increased 1 percentage point to 10 percent in 2006.

Interest expense increased 17 percent, or $19 million in fiscal year 2006 from 2005. The increased expense was primarily from the July 2005 $400 million long-term debt issuance. There was a full year of interest expense in 2006 on the July 2005 debt issuance compared with less than two months in 2005. We also incurred additional interest expense for a $251 million three-year term bank loan completed in July 2006 (see the “Capital Resources and Liquidity” section of MD&A for a discussion of this 2006 debt transaction).

Interest income increased 38 percent, or $15 million, in 2006 because of interest earned on higher cash balances in Brazil and Europe.

We recorded Solutia-related expenses of $29 million in 2006 and $309 million in 2005. In the first quarter 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge was based on the best estimates by our management with input from our legal and other outside advisors. We believe that this charge represented the estimated discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, actual costs to the company may be materially different from this estimate. See Note 22 — Commitments and Contingencies — for further details.

Other expense — net decreased $65 million to $14 million in 2006. In first quarter 2005, we established a $15 million reserve for litigation related to our lawn-and-garden business, which was paid out in second quarter 2005. Net foreign-currency transaction losses decreased $15 million to $9 million. The remaining decrease is primarily related to gains on disposals of various assets.

MONSANTO COMPANY	2006 FORM 10-K

Income tax provision for fiscal year 2006 increased to $340 million. The effective tax rate was 32 percent, a decrease of 5 percentage points from fiscal year 2005. This difference was primarily the result of the following items:

•	A tax charge of $21 million recorded in 2006, in conjunction with the repatriation of $437 million of foreign earnings under the American Jobs Creation Act of 2004 (see discussion in Note 11 — Income Taxes).

•	A tax benefit of $32 million was recorded in 2006 as a result of the conclusion of an audit of Pharmacia for tax years 2000 to 2002 (when we were a member of Pharmacia’s consolidated group) by the IRS and, to a lesser extent, favorable adjustments related to various state income tax issues.

•	The effective tax rate for 2005 was affected by the $284 million Solutia-related charge ($175 million aftertax) .

•	Nondeductible acquired IPR&D charges of $266 million were recorded in 2005.

•	A tax benefit of $20 million was recorded in continuing operations in 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 11 — Income Taxes).

•	A favorable adjustment was recorded in 2005 resulting from the conclusion of an audit of Monsanto’s export subsidiary by the IRS for tax years 2000-2001.

Without these items, our effective tax rate for 2006 would have been higher than the 2005 rate, primarily driven by a shift in our earnings mix to higher tax-rate jurisdictions.

Minority interest expense decreased $1 million to $17 million in 2006. Minority interest expense was previously reported within Other Expense — Net in the Statements of Consolidated Operations. It is now reported separately.

The factors noted above explain the change in income from continuing operations. In 2005, we recorded income on discontinued operations of $98 million. As discussed in Note 11, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.20 per share, in 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill impairment related to our global wheat business recorded in continuing operations in 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes us from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005. Also, in August 2006, we recorded an after-tax charge of $3 million to adjust the carrying amount of a miscellaneous receivable of the environmental technologies businesses that we expect to collect in fiscal year 2007.

Overview of Financial Performance (2005 compared with 2004)

The following section discusses the significant components of our results of operations that affected the comparison of 2005 with 2004.

MONSANTO COMPANY	2006 FORM 10-K

Net sales increased 16 percent, or $871 million, in the 12-month comparison, with 7 percent of that growth coming from our acquisitions and 9 percent from organic growth in our core business. The net sales improvement by our Seeds and Genomics segment of 40 percent, or $932 million, more than offset the decline in net sales of our Agricultural Productivity segment of 2 percent, or $61 million. In 2005, net sales for the Seeds and Genomics segment represented more than half of total company sales for the first time. The following table presents the percentage changes in 2005 worldwide net sales by segment compared with the prior year, including the effect volume, price, foreign exchange and acquisitions had on these percentage changes:

	2005 Percentage Change in Net Sales vs. 2004

					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions	Net Change

Seeds and Genomics Segment	11%	11%	2%	24%	16%	40%
Agricultural Productivity Segment	0%	(5)%	3%	(2)%	—	(2)%
Total Monsanto Company	5%	1%	3%	9%	7%	16%

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections of MD&A.

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

Operating expenses increased 18 percent, or $338 million, in fiscal year 2005 from the prior-year comparable period, primarily because of the $266 million IPR&D write-off and higher SG&A expenses associated with the acquired businesses. Somewhat offsetting these increases were higher restructuring charges, the $69 million pretax global wheat goodwill impairment and higher bad-debt expense in 2004.

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

Bad-debt expense decreased $39 million, or 37 percent, in the 12-month comparison. In fiscal year 2004, we continued to restructure our Argentine business model and to monitor unfavorable economic and business conditions, which led to increased credit exposure. As a result, in 2004 after performing a thorough review of our past-due trade receivables, we recorded higher bad-debt expense for exposures related to estimated uncollectible Argentine trade receivables. In 2005, bad-debt expense continued to be concentrated in our Latin American business (see the “Capital Resources and Liquidity” section of MD&A for a discussion of our credit exposure in Brazil as a result of current economic conditions).

R&D expenses increased 16 percent, or $79 million, in fiscal year 2005 from the comparable period a year ago. R&D expenses increased because of spending incurred by the acquired businesses and higher amortization expense related to the acquired businesses. Also, we incurred higher employee-related costs in 2005. As a percent of net sales, R&D expenses were 9 percent in both fiscal years 2005 and 2004.

In first quarter 2005, we recorded charges of $12 million for the write-off of acquired IPR&D from the Advanta and Channel Bio acquisitions. We wrote off acquired IPR&D of $254 million in third quarter 2005 for the Seminis, Stoneville and NC+ Hybrids acquisitions.

Restructuring charges — net were recorded in both 12-month periods. We recorded $7 million of restructuring charges in 2005 to complete the restructuring actions under our fiscal year 2004 restructuring plan. In 2004, we began recording charges

MONSANTO COMPANY	2006 FORM 10-K

related to our fiscal year 2004 restructuring plan. We recorded $118 million under this plan, offset by $6 million of restructuring reversals related to prior-year plans. For further discussion, see the “Restructuring” section of MD&A.

Interest expense increased 26 percent, or $24 million, in the 12-month comparison, primarily because of interest incurred on commercial paper borrowings to fund the Seminis and Stoneville acquisitions. We incurred additional interest expense for the July 2005 $400 million long-term debt issuance, and we incurred transaction expenses for a debt exchange in August 2005 that were recorded to interest expense (see the “Capital Resources and Liquidity” section of MD&A for a discussion of these 2005 debt transactions). In 2005, interest expense of $4 million was recognized for the accretion of the discount on the Solutia-related reserve established in first quarter 2005. Interest incurred on liabilities unrelated to debt was somewhat offset by lower interest expense on Brazilian debt, which matured in December 2004.

Interest income increased by $6 million in 2005 because of interest earned on larger overnight cash deposits and short-term investments and higher interest rates on overnight deposits. Interest income increased $2 million in 2005 from the accretion of the discount related to a PCB insurance receivable.

We recorded Solutia-related expenses of $309 million in 2005 and $58 million in the comparable prior year. In first quarter 2005, we recorded a Solutia-related charge of $284 million pretax as discussed in the 2006 overview above. Also, in 2005, we recorded $25 million of legal and other expenses related to the Solutia bankruptcy. In 2004, we recorded $58 million for the advancement of funds to pay for Solutia’s Assumed Liabilities in light of Solutia’s refusal to pay for those liabilities and for legal and other expenses related to the Solutia bankruptcy. See Note 22 — Commitments and Contingencies — for further details and for information regarding Solutia’s proposed plan of reorganization.

Other expense — net decreased by $6 million in 2005. In first quarter 2005, we established a $15 million reserve for litigation, which was paid out in 2005. Net foreign-currency transaction losses decreased by $5 million, to $24 million. Our equity affiliate expense, primarily related to our Renessen LLC joint venture, decreased by $5 million, to $31 million, in 2005 because of lower payroll costs as a result of a prior-year reorganization and improved cost management. We also had lower hedging losses of $2 million. See Note 24 for further details of the fluctuation in other expense — net.

Income tax provision for 2005 decreased 19 percent, to $104 million. The effective tax rate for 2005 was 37 percent, an increase of 5 percentage points from 2004. This difference was the result of the following items:

•	Nondeductible IPR&D charges of $266 million for acquisitions were recorded in 2005.

•	The effective tax rate for 2005 was affected by the $284 million Solutia-related charge ($175 million aftertax).

•	A tax benefit of $20 million was recorded in continuing operations in 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 11).

•	2005 included a favorable adjustment resulting from the conclusion of an audit of Monsanto’s export subsidiary by the IRS for tax years 2000-2001.

•	The majority of the goodwill impairment of $64 million aftertax in fiscal year 2004 was not deductible for tax purposes.

•	Fiscal year 2004 included two adjustments for valuation allowances against our deferred tax assets. We established a valuation allowance of $107 million in Argentina, and we reversed the previously existing valuation allowance of $90 million in Brazil.

•	Fiscal year 2004 included a favorable adjustment resulting from a settlement with the IRS on a number of issues.

Without these items, our 2005 effective tax rate would have been slightly higher than the 2004 rate.

Minority interest expense increased by $9 million in the 12-month comparison because certain of our subsidiaries in India had increased sales of cotton traits. Minority interest expense was previously reported within other expense — net in the Statements of Consolidated Operations. It is now reported separately.

The factors above explain the change in income from continuing operations. In 2005, we recorded income on discontinued operations of $98 million as discussed in the 2006 overview above.

MONSANTO COMPANY	2006 FORM 10-K

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			% Change
(Dollars in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net Sales
Corn seed and traits	$1,793	$1,494	$1,145	20%	30%
Soybean seed and traits	960	889	699	8%	27%
Vegetable and fruit seed	569	226	—	NM	NM
All other crops seeds and traits	706	643	476	10%	35%

Total Net Sales	$4,028	$3,252	$2,320	24%	40%

Gross Profit
Corn seed and traits	$1,019	$825	$638	24%	29%
Soybean seed and traits	667	613	429	9%	43%
Vegetable and fruit seed	296	113	—	NM	NM
All other crops seeds and traits	480	431	302	11%	43%

Total Gross Profit(1)	$2,462	$1,982	$1,369	24%	45%

EBIT(2)	$794	$374	$196	112%	91%

NM = Not Meaningful

(1)	Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 5 — Restructuring and “Restructuring” in MD&A for further details.

(2)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 23 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance for Fiscal Year 2006

Net sales of corn seed and traits increased 20 percent, or $299 million, in 2006, primarily because of an increase in sales of U.S. corn seed and traits. In 2006, our U.S. branded corn seed and traits sales volume and sales mix improved because of stronger customer demand. Our U.S. national branded corn business increased to 19 share points in 2006, a 3 percentage point improvement compared with 2005 results. Increased trait penetration and growth in stacked traits also favorably affected our licensed and ASI channels in the United States. Net sales of U.S. corn seed and traits increased because of revenues from recently-acquired ASI subsidiaries, which were not part of the company’s operations in 2005.

Soybean seed and traits net sales increased 8 percent, or $71 million, in 2006. This sales increase was driven by an increase in the average net selling price of Roundup Ready soybean traits in the United States stemming from lower sales discounts. Net sales of U.S. soybean seed and traits improved because of revenues from recently-acquired ASI subsidiaries, which were not part of the company’s operations in 2005. Further, net sales of soybean traits increased in Brazil because of an increase in the volume of the grain-based payment system related to saved and replanted Roundup Ready soybeans.

In 2006, vegetable and fruit seed net sales increased $343 million because of our March 2005 acquisition of Seminis. The full-year results of Seminis are included in 2006. We owned Seminis for approximately five months in 2005.

All other crops seeds and traits net sales increased 10 percent, or $63 million, in 2006, primarily because of higher cotton trait volume in the United States, stemming from improved mix consisting of more stacked traits and an increase in total cotton acres. Net sales of cotton seed and traits also improved because of revenues from the acquisition of Stoneville on April 5, 2005. The results of Stoneville are included for the full 12 months ended Aug. 31, 2006, compared with a partial year in 2005. Somewhat offsetting these increases in the United States was an increase in sales discounts stemming from the drought in Texas. Other contributing factors to the other crops seeds and traits net sales increase were higher cotton seed and traits sales in Australia because of increased cotton trait penetration and an improvement in our cotton sales mix to a higher percentage of the Bollgard II with Roundup Ready cotton stacked offering.

Gross profit as a percent of sales for this segment increased slightly, to more than 61 percent. This improvement was driven primarily by increased penetration of higher margin traits, particularly in U.S. corn. This positive factor was partially offset by the effect on cost of goods sold associated with the inventory step-up for the Seminis acquisition, which was $50 million in 2006 and $19 million in 2005. EBIT for the Seeds and Genomics segment increased $420 million to $794 million in 2006. The IPR&D write offs that resulted from the Seminis, Stoneville, NC+ Hybrid, Channel Bio and Advanta acquisitions negatively affected EBIT by $266 million in 2005. In the 12-month comparison, incremental SG&A and R&D expenses related to the 2005 and 2006 acquisitions partially offset the gross profit improvement.

MONSANTO COMPANY	2006 FORM 10-K

Seeds and Genomics Financial Performance for Fiscal Year 2005

Net sales in the 12-month comparison increased 40 percent, with 16 percent of that growth coming from our acquisitions and 24 percent from organic growth in our core business. In fiscal year 2005, we formed ASI, which acquired Channel Bio and NC+ Hybrids, and we acquired Advanta, Seminis and Stoneville, all of which were added to the results of the Seeds and Genomics segment. See the “Capital Resources and Liquidity” section of MD&A for more details on our acquisitions. In the 12-month comparison, 10 percent of the 16 percent sales growth from acquisitions was contributed by our Seminis vegetable and fruit seed business.

Net sales of corn seed and traits increased 30 percent, or $349 million, in the 12-month comparison. This sales improvement was fueled by growth in our corn seed business globally, a price increase in our Roundup Ready corn traits and a greater percentage of stacked traits in the United States, and the creation of a third channel to the U.S. corn market through ASI. Sales volume and, to a lesser extent, average net selling prices increased for our U.S. branded corn seed. Our U.S. branded corn business increased to 16 share points in 2005, a 2 percentage point improvement compared with 2004 results. The average net selling price for our U.S. branded corn seed increased because of an improved product mix, and because a higher percentage of sales had seed treatments, which command higher selling prices. To a lesser extent, we experienced corn seed sales improvements in other world areas such as the Europe-Africa region, Brazil and Mexico in the 12-month comparison. Additionally, both branded and licensed corn traits in the United States increased because of a 2005 increase in Roundup Ready corn trait pricing and a favorable product mix as a result of new trait combinations and growth in stacked traits. Sales volume improvements in our U.S. corn traits were driven by increased penetration and the market share gain in our branded corn seed business.

Soybean seed and trait net sales increased 27 percent, or $190 million, in 2005 compared with 2004. The primary drivers of the sales increase were the U.S. 2005 price increase for Roundup Ready soybean traits, which resulted in both higher trait royalties from licensees and higher branded trait revenues and, to a lesser extent, ASI’s acquisitions of Channel Bio and NC+ Hybrids. Gross profit as a percent of sales for soybean seed and traits improved 8 percentage points to 69 percent in the 12-month comparison, primarily because of the U.S. Roundup Ready soybean trait price increase.

All other crops seeds and traits net sales increased 35 percent, or $167 million, in 2005 compared with 2004, primarily because of growth in our cotton traits in Australia, India and the United States and, to a lesser extent, the Stoneville and Advanta acquisitions. In the 12-month Australian comparison, the market penetration of our cotton traits doubled, 2005 cotton hectares planted increased substantially compared with 2004 when drought and the related lack of available water lowered hectares planted, and we increased the price of our Bollgard II cotton traits in 2005. Prior to Bollgard II cotton approval, the Australian government had restricted cotton plantings with a single Bt gene trait to a maximum 30 percent of the country’s total cotton plantings. The combination of removing this cap on biotechnology cotton plantings, increased farmer experience and acceptance of our Bollgard II cotton traits, an increased number of hectares planted, and a larger product supply in 2005 resulted in the increased cotton trait penetration. Sales of Bollgard traits in India improved in 2005 because of a significant increase in planted trait acres, increased penetration and new cotton hybrids. Increased acreage and penetration resulted from continued farmer experience and acceptance of our cotton traits. Sales of U.S. cotton traits increased because of a 2005 price increase for Roundup Ready cotton traits and an improved mix consisting of more stacked traits.

EBIT for the Seeds and Genomics segment increased 91 percent in the 12-month comparison. The sales increases and associated gross profit improvements discussed in this section resulted in $613 million higher gross profit in 2005, which contributed significantly toward the EBIT improvement. Gross profit as a percent of sales improved 2 percentage points, to 61 percent, in the 12-month comparison. This improvement was primarily driven by the 2005 price increases for our Roundup Ready traits in the United States and increased trait penetration and growth of stacked traits, particularly in U.S. corn. The effect on cost of goods sold associated with inventory step-up was $35 million for our 2005 acquisitions, which negatively affected gross profit as a percent of sales. Total operating expenses increased by $443 million, primarily because of the $266 million write-off of acquired IPR&D and, to a lesser extent, higher SG&A and R&D expenses related to the acquired businesses, and higher employee-related expenses in our R&D organization. Operating expenses were lower in 2005 because of the $69 million goodwill impairment and higher restructuring expenses recorded in 2004.

MONSANTO COMPANY	2006 FORM 10-K

AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			% Change
(Dollars in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net Sales
Roundup and other glyphosate-based herbicides	$2,262	$2,049	$2,005	10%	2%
All other agricultural productivity products	1,054	993	1,098	6%	(10)%

Total Net Sales	$3,316	$3,042	$3,103	9%	(2)%

Gross Profit
Roundup and other glyphosate-based herbicides	$648	$637	$703	2%	(9)%
All other agricultural productivity products	438	385	455	14%	(15)%

Total Gross Profit(1)	$1,086	$1,022	$1,158	6%	(12)%

EBIT(2)	$301	$(27)	$249	NM	(111)%

NM	=	Not Meaningful

(1)		Includes any net restructuring charges for the segment that were recorded within cost of goods sold. See Note 5 — Restructuring and “Restructuring” in MD&A for further details.

(2)		EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 23 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance for Fiscal Year 2006

Net sales of Roundup and other glyphosate-based herbicides increased 10 percent, or $213 million, in 2006. In the 12-month comparison, sales volumes of Roundup herbicides increased in the United States and Argentina, but were partially offset by declines in Brazil.

In 2005, we made logistical changes that aligned inventory levels of Roundup herbicides in the United States closer to market demand, which resulted in lower sales volumes in 2005. We continue to refine the supply chain to improve our working capital. As a result of these 2005 actions, the sales volume of U.S. Roundup herbicides increased in 2006. In addition, the sales volume of Roundup and other glyphosate-based herbicides increased in the United States because of the increase in Roundup Ready corn acres.

In the 12-month comparison, the Argentine sales volume of Roundup herbicides increased primarily because of a successful October 2005 launch of the Roundup Ultramax brand and greater acceptance of lower-tiered brands. A change in distribution strategy also contributed to the increase. In Argentina, we previously sold our crop protection products primarily through distributors. In fiscal year 2004, we changed our Argentine distribution strategy to sell directly to growers. Our sales were lower in 2005 than in 2006, primarily because Argentine distributors still had some of our products on hand for sale in 2005.

Sales of Roundup herbicides in Brazil decreased in the 12-month comparison. The average net selling price was lower in 2006 because of price decreases in response to competitive conditions. These decreases were partially offset by the positive effect from the strengthening of the Brazilian real compared with the U.S. dollar. Sales volume of Roundup and other glyphosate-based herbicides in Brazil decreased because of competitive conditions and because lower commodity prices and the strength of the Brazilian real had an adverse effect on customer liquidity.

Sales of all other agricultural productivity products increased 6 percent, or $61 million, in the 12-month comparison. In 2005, we made logistical changes that aligned inventory levels of acetanilide-based herbicides in the United States closer to market demand, which resulted in lower sales volumes in 2005. We continue to refine the supply chain to improve our working capital. As a result of these 2005 actions, the sales volume of U.S. acetanilide-based herbicides increased in 2006. In the 12-month comparison, the average net selling price of our U.S. acetanilide-based herbicides increased as a result of lower sales discounts. Sales of our Posilac product increased because we were able to increase the number of finished doses allocated among our customers. See the “Outlook — Agricultural Productivity” section in MD&A for our Posilac outlook.

Gross profit as a percent of sales declined 1 percentage point for the Agricultural Productivity segment to 33 percent in 2006. A key contributor to this decline was higher cost of goods sold for herbicides because of price increases for certain raw materials and energy required for herbicide production. During 2006, we established a reserve for certain value-added tax credits in Brazil because the probability of realization of these assets was determined to be unlikely. Also, as a percent of net sales, Posilac gross profit declined in the 12-month comparison because of increased cost of goods sold primarily driven by

MONSANTO COMPANY	2006 FORM 10-K

actions implemented to further reduce bulk powder production to better manage working capital. A favorable mix and a price increase for our U.S. acetanilide-based herbicides, coupled with a 2005 portfolio rationalization of other selective herbicides in Argentina, offset these factors. EBIT for the Agricultural Productivity segment was $301 million in 2006 compared to a loss of $27 million in the prior year. In 2005, the largest driver of the EBIT loss was the $284 million Solutia-related charge. Other key contributors to the EBIT change were higher sales and gross profit.

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

These declines were somewhat mitigated by growth in our lawn-and-garden herbicide products. Sales of our lawn-and-garden herbicides in the United States improved in the 12-month comparison, primarily because of the introduction of the Roundup Extended Control formulation and overall market growth. Lawn-and-garden herbicide sales also improved in Europe because of the favorable effect of foreign exchange rates.

Gross profit as a percent of sales declined 3 percentage points, to 34 percent, in 2005, because of new marketing programs, and because of working capital changes in our U.S. branded glyphosate herbicide and U.S. acetanilide-based herbicide businesses. To a lesser extent, the mix shift and price decrease for certain mid-tier products in our U.S. branded glyphosate business negatively affected gross profit as a percent of sales. As a percent of sales, Posilac gross profit declined from 65 percent in 2004 to 38 percent in 2005 because of increased cost of goods sold, primarily driven by actions implemented to reduce bulk powder production to better manage working capital. In 2005, we also recorded an impairment charge of $23 million in cost of goods sold stemming from the closure of the Sterling Chemical

MONSANTO COMPANY	2006 FORM 10-K

Inc. acrylonitrile (AN) facility, from which we had previously used a by-product for the production of a raw material for Roundup herbicides.

EBIT for this segment decreased $276 million in the 12-month comparison. The largest drivers were the $284 million Solutia-related charge recorded in 2005 and unfavorable gross profit as a percent of sales (described above). The decrease was somewhat offset by lower operating expenses of $105 million, primarily because of lower restructuring expenses and Argentine bad-debt expense in 2005.

RESTRUCTURING

Our results include restructuring activities. See Note 5 — Restructuring — for further details. Restructuring activity was recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Cost of Goods Sold(1,2)	$—	$(1)	$35
Impairment of Goodwill	—	—	69
Restructuring Charges (Reversals) — Net(1,2)	(2)	7	112

Income (Loss) from Continuing Operations Before Income Taxes	2	(6)	(216)
Income Tax Provision (Benefit)(3)	1	(20)	(54)

Income (Loss) from Continuing Operations	1	14	(162)
Loss from Operations of Discontinued Businesses (4)	—	—	(11)
Income Tax Benefit	—	—	(9)

Loss on Discontinued Operations	—	—	(2)

Net Income (Loss)	$1	$14	$(164)

(1)	The $2 million of restructuring reversals in fiscal year 2006 included $1 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment. The $6 million of restructuring charges in fiscal year 2005 included $7 million in Seeds and Genomics offset by reversals of $1 million in Agricultural Productivity. In fiscal year 2004, the $35 million of restructuring charges recorded in cost of goods sold was split $9 million in Seeds and Genomics and $26 million in Agricultural Productivity, and the $112 million recorded in restructuring charges — net was split $40 million in Seeds and Genomics and $72 million in Agricultural Productivity.

(2)	In fiscal year 2004, restructuring activity included reversals related to prior plans of $7 million, of which $1 million was recorded in cost of goods sold and $6 million was recorded in restructuring charges — net.

(3)	The $20 million income tax benefit in fiscal year 2005 was related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.

(4)	Fiscal year 2004 contained restructuring charges related to discontinued businesses (see Note 27 — Discontinued Operations). The fiscal year 2004 restructuring charges recorded in discontinued operations were related to the European wheat and barley business (see the next table in this section for more details).

Fiscal Year 2004 Restructuring Plan

In October 2003, we announced plans to continue to reduce costs primarily associated with our agricultural chemistry business as that segment matures globally. Total restructuring actions approved under the fiscal year 2004 restructuring plan were estimated to be $289 million pretax. These plans included: (1) reducing costs associated with the company’s Roundup herbicide business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the impairment of goodwill in the global wheat business of $69 million pretax ($64 million aftertax; see Note 9 — Goodwill and Other Intangible Assets). In fiscal year 2005, we incurred charges of $6 million pretax to complete the restructuring actions under this plan, and in fiscal year 2006, restructuring reversals of $2 million pretax were recorded.

In first quarter 2005, we recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is included in the table above. See Note 11 — Income Taxes — and Note 27 — Discontinued Operations — for further discussion of the $86 million tax benefit recorded in discontinued operations.

MONSANTO COMPANY	2006 FORM 10-K

The following table displays the cumulative pre-tax charges incurred by segment under the fiscal year 2004 restructuring plan (before restructuring reversals related to prior year plans of $7 million). Work force reduction and facility closure charges were cash charges. Asset impairments were non-cash charges.

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Total

Continuing Operations:
Seeds and Genomics	$26	$—	$30	$56
Agricultural Productivity	70	5	27	102

Total Continuing Operations	96	5	57	158

Discontinued Operations:
Seeds and Genomics	6	3	2	11
Agricultural Productivity	—	—	—	—

Total Discontinued Operations	6	3	2	11

Total Segment:
Seeds and Genomics	32	3	32	67
Agricultural Productivity	70	5	27	102

Total	$102	$8	$59	$169

Pre-tax restructuring charges of $102 million were recorded related to work force reductions. Work force reductions in continuing operations of $96 million were primarily in the areas of downsizing the regional structure in Europe, and in sales and marketing, manufacturing, R&D and information technology in the United States. Work force reduction charges of $6 million included in discontinued operations were related to employees of the plant-made pharmaceuticals program, as well as incremental benefit plan costs for employees of the European wheat and barley business.

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

Asset impairments in continuing operations of $57 million included $33 million recorded in cost of goods sold and the remainder in restructuring charges — net. Property, plant and equipment impairments of $20 million were recorded in the United States, Canada and Asia for the shutdown of production lines and disposal of equipment, and in Brazil for impairment of computer systems to be consolidated with a global system. Inventory impairments of $13 million were also recorded related to discontinued agricultural chemical products and seed hybrids in Argentina, Brazil and Latin America; discontinued agricultural chemical products in the United States and Asia; and disposal of inventory at closed production sites in Canada. Asset impairments in restructuring charges — net of $24 million included $18 million related to office closures and asset sales in the United States and South Africa, $2 million for the closure of a technology facility in Canada, and $2 million for the disposal of assets in Asia. Discontinued operations asset impairments of $2 million consisted primarily of property, plant and equipment impairments associated with the plant-made pharmaceuticals program.

As of Aug. 31, 2005, the remaining restructuring liability was $4 million, which was related to work force reductions. During fiscal year 2006, liabilities of $2 million were reversed, primarily because severance and relocation costs in the United States were lower than originally estimated, and the remaining liability was substantially depleted.

The company’s written human resource policies are indicative of an ongoing benefit arrangement in respect to severance packages and are therefore accounted for in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which addresses the accounting for other employee benefits.

The actions relating to this restructuring plan resulted in after-tax savings of approximately $85 million in both 2006 and 2005 and $40 million in 2004, and are expected to produce continuing savings thereafter.

MONSANTO COMPANY	2006 FORM 10-K

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions)	2006	2005

Cash and Cash Equivalents	$1,460	$525
Short-Term Investments	22	150
Trade Receivables — Net	1,455	1,473
Inventories	1,688	1,664
Other Current Assets(1)	836	832

Total Current Assets	$5,461	$4,644

Short-Term Debt	$28	$126
Accounts Payable	514	525
Accrued Liabilities(2)	1,737	1,508

Total Current Liabilities	$2,279	$2,159

Working Capital(3)	$3,182	$2,485
Current Ratio(3)	2.40:1	2.15:1

(1)	Includes miscellaneous receivables, current deferred tax assets, assets of discontinued operations and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Working capital increased $697 million between Aug. 31, 2005, and Aug. 31, 2006, primarily because cash and cash equivalents increased $935 million. The $1.7 billion of cash provided by operating activities was somewhat offset by the cash required by investing and financing activities. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

This working capital increase was partially offset primarily because of the following factors:

•	We decreased our position in short-term investments by $128 million as of Aug. 31, 2006, to $22 million.

•	Accrued liabilities increased $229 million primarily due to higher activity levels in 2006 stemming from the increase in sales. In addition, deferred revenue increased related to certain customer prepayments. Our accrued marketing program liabilities increased because of increased sales and the drought in Texas. These increases were somewhat offset by the timing of payments which occurred earlier in 2006 than in 2005.

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

Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $286 million in 2006, $236 million in 2005 and $255 million in 2004 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

As of Aug. 31, 2006, and Aug. 31, 2005, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $268 million and $171 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12

MONSANTO COMPANY	2006 FORM 10-K

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

In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement as amended in May 2005 qualified for sales treatment under SFAS 140. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company’s consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The program was amended in August 2006 to increase the total funds available under the program to $90 million. Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government, and in Europe and Argentina. These programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $138 million, $95 million and $72 million of proceeds through these customer financing programs in 2006, 2005 and 2004, respectively. The amount of loans outstanding was $111 million and $77 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $110 million as of Aug. 31, 2006. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $3 million as of Aug. 31, 2006, and Aug. 31, 2005. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $48 million, $33 million, and $13 million for 2006, 2005, and 2004, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Aug. 31, 2006 and 2005. The maximum potential amount of future payments under the recourse provisions of the agreements was $37 million as of Aug. 31, 2006. The outstanding balance of the receivables sold was $41 million and $27 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively.

Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Net Cash Provided by Operating Activities	$1,674	$1,737	$1,261
Net Cash Required by Investing Activities	(625)	(1,667)	(262)

Free Cash Flow(1)	1,049	70	999

Net Cash Required by Financing Activities	(117)	(582)	(243)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	935	(512)	756

Cash and Cash Equivalents at Beginning of Period	525	1,037	281
Cash and Cash Equivalents at End of Period	$1,460	$525	$1,037

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section of MD&A for a further discussion).

2006 compared with 2005: In 2006, our free cash flow was $1.0 billion, compared with $70 million in 2005. Cash provided by operating activities decreased 4 percent from $1,737 million in 2005 to $1,674 million in 2006. Trade receivables were a contributor to this decrease because of the significant collections improvement in 2005 and the increase in sales activity in 2006. This decrease in cash provided from receivables was offset by an increase in cash provided from the change in accrued liabilities. For the discussion of the factors affecting the increase in accrued liabilities, see the “Working Capital and Financial Condition” section in this section of MD&A.

MONSANTO COMPANY	2006 FORM 10-K

Cash required by investing activities was $625 million in 2006 compared with $1.7 billion in 2005. In 2006, we used cash for acquisitions of businesses of $258 million compared with $1.5 billion in 2005. In 2006, we used cash of $125 million for a contingent payment related to the Seminis acquisition. Our capital expenditures increased $89 million in the 12-month comparison, to $370 million primarily for the expansion of seed production and research facilities for corn and cotton. Cash required for technology and other investments increased $82 million primarily because of a $100 million animal agriculture upfront royalty payment in the second quarter of 2006.

Cash required by financing activities was $117 million in 2006, compared with $582 million in 2005. The net change in short-term financing required cash of $139 million in 2006 compared with a source of cash of $44 million in 2005. Cash required for long-term debt reductions was $118 million in 2006, compared with $794 million in 2005. The 2005 amount included $495 million to fund the tender offer of the Seminis Senior Subordinated Notes and to retire other Seminis debt after the acquisition closed. Cash proceeds from long-term debt decreased $219 million in 2006 compared with 2005, primarily because a $251 million three-year term bank loan was secured in July 2006 and $400 million of 5 1/2% Senior Notes due 2035 were issued in July 2005. We purchased shares in 2006 under our four-year $800 million share repurchase program that was authorized by our board of directors in October 2005. Our purchases under this plan required cash of $114 million in 2006. In 2005, treasury stock purchases required cash of $234 million under the $500 million share repurchase program, which was completed in July 2005.

2005 compared with 2004: In 2005, our free cash flow was $70 million, compared with $999 million in 2004. Cash provided by operating activities improved $476 million in the 12-month comparison. In 2004, we used cash of $400 million to fund a PCB litigation settlement from 2003, and we received net insurance proceeds of $72 million, which resulted in a net use of cash of $328 million. In 2005 and 2004, we made voluntary pension contributions of $60 million and $215 million, respectively.

Cash required by investing activities increased by $1.4 billion in 2005 over 2004, primarily because of our 2005 acquisitions. Capital expenditures increased $71 million, to $281 million, in 2005 compared with 2004. The timing of our purchases and maturities of short-term investments resulted in a source of cash of $150 million in 2005 compared with a use of cash of $70 million in 2004.

Cash required by financing activities was $582 million in 2005, compared with $243 million in 2004. Commercial paper borrowings to fund the Seminis and Stoneville acquisitions and the tender offer to purchase the Seminis Senior Subordinated Notes were the primary driver of the increase. We used cash of $495 million to fund the tender offer of the Seminis Senior Subordinated Notes and to retire other Seminis debt after the acquisition closed. Cash proceeds from long-term debt increased $358 million in 2005 over 2004, primarily because $400 million of 5 1/2% Senior Notes due 2035 were issued in July 2005 (5 1/2% 2035 Senior Notes). Cash required for long-term debt reductions increased by $131 million in 2005. We repurchased shares of $234 million in 2005 and $266 million in 2004.

Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions)	2006	2005

Short-Term Debt	$28	$126
Long-Term Debt	1,639	1,458
Total Shareowners’ Equity	6,525	5,613
Debt-to-Capital Ratio	20%	22%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the second and third quarters of the fiscal year because of the seasonality of our business, short-term commercial paper borrowings are used to finance these requirements.

Total debt outstanding increased by $83 million between Aug. 31, 2005, and Aug. 31, 2006. In June 2006, our chief executive officer and our board of directors approved a domestic reinvestment plan of up to $500 million in repatriated foreign earnings pursuant to the temporary repatriation incentive under the American Jobs Creation Act of 2004, described in Note 11 — Income Taxes. Accordingly, we repatriated foreign earnings totaling $437 million and recorded a related tax charge of $21 million in the fourth quarter of 2006. The repatriated funds were used for domestic expenditures relating to

MONSANTO COMPANY	2006 FORM 10-K

R&D, capital expenditures, and other permitted activities. A portion of the dividends were paid from excess cash. We secured a $251 million three-year term bank loan in Europe through a private placement to finance a portion of the dividends. We provided a guarantee of the foreign subsidiary facility to reduce financing costs. The interest rate is a variable rate based on the Euro Interbank Offered Rate (Euribor). During October 2006, we repaid $63 million of this three-year term bank loan in Europe. See Note 12 — Debt and Other Credit Arrangements — for additional information on this debt.

In 2005, we borrowed $1.3 billion in short-term commercial paper to fund the Seminis and Stoneville acquisitions and a tender offer for outstanding Seminis debt. During fourth quarter 2005, this commercial paper was repaid with cash from operating activities and the issuance of $400 million of Senior Notes. Also, certain medium-term notes matured and were repaid in 2005. The Statements of Consolidated Cash Flows present these maturities as long-term debt reductions because the medium-term notes had maturities longer than one year at inception. Our August 2006 debt-to-capital ratio was 2 percentage points lower than the August 2005 ratio, primarily because of the increase in shareowners’ equity partially offset by the increase in total debt outstanding.

In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). On Aug. 14, 2002, we issued $600 million in 7 3/8% Senior Notes under the 2002 shelf registration, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million (7 3/8% Senior Notes). As of Aug. 31, 2006, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see the discussion later in this section regarding a debt exchange for $314 million of the 7 3/8% Senior Notes). In May 2003, we issued $250 million of 4% Senior Notes (4% Senior Notes) under the 2002 shelf registration. During 2006, we bought back $12 million of these 4% Senior Notes. The 4% Senior Notes are due on May 15, 2008.

In May 2005, we filed a new shelf registration with the SEC (2005 shelf registration) that allowed us to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the 2002 shelf registration). In July 2005, we issued 5 1/2% 2035 Senior Notes of $400 million under the 2005 shelf registration. The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. As of Aug. 31, 2006, $1.6 billion remained available under the 2005 shelf registration.

In August 2005, we exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of its outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange. The $53 million premium is included in the cash flows required by financing activities in the Statement of Consolidated Cash Flows. The transaction has been accounted for as an exchange of debt under Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered to be favorable. In October 2005, the company filed a registration statement with the SEC on Form S-4 with the intention to commence a registered exchange offer during fiscal year 2006 to provide holders of the newly issued privately placed notes with the opportunity to exchange such notes for substantially identical notes registered under the Securities Act of 1933. In February 2006, we issued $314 million aggregate principal amount of our 5 1/2% Senior Notes due 2025, in exchange for the same principal amount of our 5 1/2% Senior Notes due 2025 which had been issued in the private placement transaction in August 2005. The offering of the notes issued in February was registered under the Securities Act of 1933.

During February 2006, we elected not to renew a $1.0 billion 364-day facility, and it expired on March 10, 2006. This reduced our committed external borrowing facilities to $1.0 billion, which was unused and expires in June 2009. This five-year facility will be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and support for commercial paper borrowings. This remaining facility gives us the financial flexibility to satisfy short- and medium-term funding requirements.

Capital Expenditures: Our capital expenditures increased by 32 percent, or $89 million, to $370 million in 2006 compared with 2005. This increase was primarily for the expansion of seed production and research facilities for corn and cotton. We expect 2007 capital expenditures to be in the range of $400 million. The largest drivers of this increase compared with 2006 are expected to be projects to expand corn seed production facilities and information technology infrastructure.

MONSANTO COMPANY	2006 FORM 10-K

Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $60 million in both 2006 and 2005, and $215 million in 2004. In September 2006, we voluntarily contributed $60 million to the U.S. qualified pension plan in order to maintain the future contribution flexibility allowed by regulations. No additional contributions are planned for fiscal year 2007 for the U.S. qualified pension plan. While the level of required future contributions is unpredictable and depends heavily on plan asset experience and interest rates, we expect to continue to contribute to the plan on a regular basis in the near term.

Share Repurchases: In July 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of our common stock over a three-year period. In 2005 and 2004, we purchased $234 million and $266 million, respectively, of our common stock under the $500 million authorization. A total of 25.3 million shares were repurchased under this program. In July 2005, the $500 million repurchase program was completed a year ahead of the authorized expiration period. In October 2005, the board of directors authorized the purchase of up to $800 million of our common stock over a four-year period. In 2006, we purchased $120 million of our common stock under the $800 million authorization. A total of 2.8 million shares were repurchased under this program.

Dividends: We paid dividends totaling $207 million in 2006, $174 million in 2005, and $141 million in 2004. On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. We continue to review our options for returning additional value to shareowners, including the possibility of a dividend increase.

2006 Acquisitions: In 2006, ASI acquired 12 regional U.S. seed companies for an aggregate purchase price of $133 million (net of cash acquired), inclusive of transaction costs of $4 million. The financial results of these acquisitions were included in the company’s consolidated financial statements from their respective dates of acquisition. These acquisitions are expected to further bolster ASI’s ability to directly serve its farmer-customers with a technology-rich, locally-oriented business model. Also, in 2006, we used cash of $125 million for a contingent payment related to the Seminis acquisition. For all fiscal year 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 4 — Business Combinations — for the preliminary purchase price allocations as of Aug. 31, 2006.

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

In third quarter 2005, we acquired Seminis for $1.0 billion in cash (net of cash acquired), and we paid $495 million for repayment of its outstanding debt. The cash portion of the acquisition was funded with cash on hand plus commercial paper borrowings of $600 million issued in March 2005. Prior to the closing of the transaction, Seminis initiated a tender offer to redeem all of its outstanding 10 1/4% Senior Subordinated Notes. Commercial paper borrowings were also issued in April 2005 to fund the payments pursuant to the tender offer, which totaled approximately $390 million. The acquisition also included a contingent payment of $125 million which was paid during second quarter 2006.

In third quarter 2005, we acquired Stoneville for $305 million (net of cash acquired). We also assumed debt of $16 million in the transaction. The cash portion of the acquisition was funded with $284 million of commercial paper borrowings issued in April 2005.

For all fiscal year 2005 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment. As of the acquisition dates, we began to assess and formulate plans to integrate or restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. In first quarter 2006, we finalized plans to integrate or restructure certain activities of Seminis and our acquired India cotton business. As a result, asset fair values were reduced by $2 million, and additional liabilities of $14 million were recorded, resulting in additional goodwill of $16 million. The plans for Seminis and our acquired India cotton business include employee terminations and relocations, exiting certain product lines and facility closures. As of Aug. 31, 2006, estimated restructuring costs of $18 million have been recognized as current liabilities in the purchase price allocations, and $17 million has been charged against the liabilities, primarily related to payments for employee terminations and relocations.

MONSANTO COMPANY	2006 FORM 10-K

Accounts Receivable: Our India cotton business is currently operating under state governmental pricing directives which have increased our collection risk. We will continue to carefully monitor our Indian trade receivables in 2007.

The combination of poor growing conditions, the strong Brazilian real, and lower commodity prices had a negative effect on the Brazilian agricultural economy and farmer liquidity in 2006. To mitigate the associated credit risks we have further tightened our credit policy, implemented a grain-based collection system, and increased cash sales. We recently idled one seed processing unit and realigned our support teams to leverage operations for greater efficiencies. Our net receivables as a percent of the trailing 12 months sales improved from 49 percent in 2005 to 36 percent in 2006.

Pending Acquisition: On Aug. 15, 2006, we announced the signing of a definitive agreement to purchase all of the outstanding stock of Delta and Pine Land Company (NYSE: DLP) for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). Delta and Pine Land Company is a leader in the cotton seed industry and currently operates the largest and longest running private cotton seed breeding program in the world. The transaction was unanimously approved by the boards of directors of both companies and is subject to Delta and Pine Land Company shareowner approval, review and approval by appropriate regulatory authorities including the U.S. Department of Justice, and other customary closing conditions. The agreement provides several potential consequences for litigation between Delta and Pine Land and us in the event the transaction is not closed because of: (1) certain circumstances generally related to antitrust issues, in which case we would be obligated to pay Delta and Pine Land $600 million and all litigation would terminate; (2) Delta and Pine Land’s interest in another acquisition transaction or failure to perform certain covenants generally related to another acquisition offer and assistance with antitrust clearance, in which case all litigation would terminate without payment by either party; or (3) withdrawal of the recommendation of Delta and Pine Land’s board of directors or any other reason, in which case litigation may recommence and Delta and Pine Land may be obligated to pay us $15 million or its licenses with us may be amended in its favor, depending on the reason for the termination. See Part I — Item 3 — Legal Proceedings for more information regarding litigation between and Delta and Pine Land and us.

We may be required to divest the U.S. assets of our Stoneville cottonseed business, as a condition of obtaining regulatory approval of our proposed acquisition of Delta and Pine Land Company. As such, we commenced activities to identify potential buyers. However, consummation of the Delta and Pine Land Company acquisition, which would be a pre-condition to any sale of Stoneville assets, is dependent on approval by Delta and Pine Land shareholders and regulatory agencies, and as such, the financial results of the Stoneville business are included in income from continuing operations for all years presented. We intend to finance a portion of the acquisition with cash reserves at the time of close and are considering a number of alternatives to finance the remaining balance, including current debt facilities already in place. If we decide to change our capital structure to finance the acquisition, some initial alternatives under consideration are an increased credit line, commercial paper financing or an incremental debt offering.

Solutia Contingency: On Feb. 14, 2006, Solutia filed its Plan of Reorganization (Plan) and accompanying Disclosure Statement with the Bankruptcy Court. Among other things, the Plan provides for $250 million of new investment in a reorganized Solutia in the form of a rights offering to certain unsecured creditors, who will be given the opportunity to purchase 22.7 percent of the common stock in the reorganized Solutia. The date for the rights offering has not been established. Subject to approval of the Bankruptcy Court and confirmation of the Plan, we have agreed to backstop the rights offering, meaning we have agreed to purchase any amount of the rights offering left unsubscribed by the unsecured creditors, up to the entire $250 million of stock. No assurance can be given that the Plan will be approved. See Note 22 for further details.

Contractual Obligations

See the “Pending Acquisition” and “Solutia Contingency” discussions in the preceding section of MD&A. These potential obligations are not included in the table below as they are contingent upon the approval requirements described therein.

MONSANTO COMPANY	2006 FORM 10-K

We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2006. See Note 22 of the consolidated financial statements for a further description of our contractual obligations.

	Payments Due in Fiscal Year Ending Aug. 31,
							2012 and
(Dollars in millions)	Total	2007	2008	2009	2010	2011	beyond

Long-Term Debt(1)	$1,639	$—	$238	$257	$1	$1	$1,142
Interest Payments Relating to Long-Term Debt(2)	1,250	107	106	76	76	76	809
Operating Lease Obligations	113	34	26	18	10	8	17
Purchase Obligations:
Uncompleted additions to property	67	52	15	—	—	—	—
Commitments to purchase inventories	448	377	26	14	11	10	10
Commitment to purchase breeding research	982	45	45	45	45	45	757
R&D alliances and joint venture obligations	149	55	44	26	13	8	3
Other purchase obligations	133	51	46	29	2	1	4
Other Liabilities Reflected on the Balance Sheet	88	10	7	6	5	5	55

Total Contractual Obligations	$4,869	$731	$553	$471	$163	$154	$2,797

(1)	During October 2006, we repaid $63 million of this three-year term bank loan in Europe. See Note 12 — Debt and Other Credit Arrangements — for additional information on this debt.

(2)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2006.

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

We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Accordingly, our actual costs may be materially different from this estimate. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. See Note 22 under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities, the charge discussed above, and the plan of reorganization filed by Solutia in its bankruptcy proceeding. Also see Part I — Item 3 — Legal Proceedings and Item 1 — Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

Seasonality

Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2006, approximately 71 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. The Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2006, with approximately 56 percent of these sales occurring in the second half of the year. Seasonality varies by the world areas where our Agricultural Productivity businesses operate. For example, the United States, Europe and Brazil were the largest

MONSANTO COMPANY	2006 FORM 10-K

contributors to Agricultural Productivity sales in 2006. The United States and Europe experienced most of their sales in the second half of 2006. Brazil had a higher concentration of sales in the first and fourth quarters of 2006.

Net income in 2006 was the highest in second and third quarters, which correlated with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters, depending on planting and growing conditions. Our inventory is at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable are at their lowest levels in November, primarily because of prepayments received on behalf of both segments in the United States, and the seasonality of our sales.

As is the practice in our industry, we regularly extend credit to enable our customers to acquire crop protection products and seeds at the beginning of the growing season. Because of the seasonality of our business and the need to extend credit to customers, we use short-term borrowings to finance working capital requirements. Our need for such financing is generally higher in the second and third quarters of the fiscal year and lower in the first and fourth quarters of the fiscal year. Our customer financing programs are expected to continue to reduce our reliance on commercial paper borrowings.

OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for these two parts of our business is quite different. In the Agricultural Productivity segment, our glyphosate business is stable, and our selective chemistry business is expected to decline. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. As a result, we are focused on maintaining our position in our chemistry business, and we are striving to grow our seeds and traits business.

We believe that our company is positioned to sustain earnings growth and strong cash flow, and we remain committed to returning value to shareowners through vehicles such as investments that grow and expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments. We also expect to see increased gross profit as our higher-margin seeds and traits business grows.

We expect to continue to implement locally responsive business strategies for our businesses in each world area. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We have taken steps to reduce our credit exposure in those areas, which have the potential to negatively affect sales in the near term.

Seeds and Genomics

Our capabilities in plant breeding and biotechnology research are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest more than 85 percent of our R&D in the areas of seeds, genomics and biotechnology and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our U.S. and international seeds and traits businesses will have significant near-term growth opportunities through a combination of improved breeding, continued growth of stacked and second-generation biotech traits, and acquisitions.

We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded and our licensed germplasm. Our vegetable and fruit portfolio will focus on 25 crops. We plan to continue to apply our molecular breeding and marker capabilities to Seminis’ germplasm and expect that to lead to growth in our higher-margin, global fruit and vegetable business. We also plan to make strategic acquisitions, such as acquisitions by ASI or Seminis, to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. We entered into a definitive agreement to acquire Delta and Pine Land Company, which would provide us a leadership position in the U.S. cotton market, although we will likely be required by regulatory authorities to concurrently sell our current branded U.S. cotton business. We expect to see continued competition in seeds and genomics in the near term but believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.

MONSANTO COMPANY	2006 FORM 10-K

Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. We are currently seeking the necessary regulatory clearances at the state level in the United States and approvals in countries that are major importers of U.S. corn for single and stacked products with our next second-generation trait, YieldGard VT. In 2007, we expect that higher-value, stacked-trait products will represent a larger share of our total U.S. corn seed sales than single trait products. Acquisitions may also present near-term opportunities to increase penetration of our traits. In particular, we expect that our acquisition of Delta and Pine Land Company would enable us to accelerate penetration of our second-generation cotton traits. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits, when our competitors are delivering their first-generation traits.

Our international traits businesses, in particular, will likely continue to face regulatory environments that may be nascent or highly politicized, as well as operate in volatile, and often difficult economic environments. While we see growth potential in our India cotton business with the ongoing conversion to new hybrids and Bollgard II, this business is currently operating under state governmental pricing directives that we believe have limited near-term earnings growth. In Brazil, we expect to continue to need to operate our dual-track business model of certified seeds and point-of-grain or cotton delivery-based payment system to ensure that we capture value on all Monsanto Roundup Ready soybeans and Bollgard cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. However, full operation of the regulatory system to approve additional traits must be achieved for Brazil to be a greater contributor to revenue in seeds and traits. It is likely that a ruling of patent infringement from court cases in Europe will be required before we can expect to capture value from our Roundup Ready soybeans grown in Argentina. We are continuing to discuss alternative arrangements with various stakeholders; however, we have no certainty that any of these discussions will lead to a paying outcome in the near term. We do not plan to seek to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we would be compensated for the technology.

Agricultural Productivity

We believe our Roundup herbicide business will continue to generate a sustainable source of cash and gross profit for us, even with increased pricing pressure from generic formulations of glyphosate herbicides. We have experienced increased demand in recent years and are evaluating strategies to meet the future demand for our Roundup business, as well as our licensed glyphosate business. To sustain the cash and income generation of our Roundup business, we expect to have to continue to actively manage our inventory and other costs, particularly in our international businesses, and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to increase prices. Any further expansion of crops with our Roundup Ready traits should also incrementally increase sales of our Roundup products.

Like most other selective herbicides, our products face increasing competitive pressures and a declining market, in part because of the rapid penetration of Roundup Ready corn in the United States. We will continue to seek ways to optimize our selective herbicides business, as we believe it is important to offer fully integrated crop-protection solutions, particularly in Roundup Ready corn. We anticipate a continued decline in this business in the near term, but the gross profit from the Roundup Ready traits and from the Roundup herbicides used on these acres are significantly higher than the gross profit on the lost selective herbicide sales.

We continue to monitor prices for petroleum-based products and natural gas, which are raw materials for glyphosate and selective chemistry herbicide production. Although pricing conditions are not expected to materially affect our long-term results of operations, they have increased our near-term production costs.

We expect that our lawn-and-garden herbicide products will remain a strong cash generator and that they will support our brand equity in the marketplace. However, we anticipate that they will face increasing competition from generic and private-label products and cost pressure from major retailers.

During 2007, our Posilac business will continue to reduce bulk powder inventory. Sandoz GmbH, which manufactures the active ingredient and the finished dose formulation for Posilac, has notified us of its intention to terminate its agreement with us, effective Dec. 31, 2008. We do not expect the termination to have a significant effect on our supplies because in 2006 we received FDA approval of the Augusta, Georgia facility for finished formulation and packaging of Posilac. We believe low milk prices and some processor requests for “r-BST-free” milk are limiting our future sales.

MONSANTO COMPANY	2006 FORM 10-K

Other Information

As discussed in Note 22 — Commitments and Contingencies and Part I — Item 3 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

As mentioned in the “Overview — Executive Summary — Outlook” section of MD&A, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia’s Assumed Liabilities is discussed in Note 22.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 — Significant Accounting Policies. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit and finance committee of our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Goodwill: A majority of our goodwill relates to our seed company acquisitions. We are required to assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent distinct parts of our business. The definition of our reporting units affects the results of our goodwill impairment analysis. Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. The company’s decision in October 2003 to exit the European wheat and barley business required a reevaluation for potential impairment of goodwill and other intangible assets related to the company’s global wheat business, and resulted in a $69 million pretax impairment charge in fiscal year 2004. The $69 million pretax impairment to goodwill was recorded as an operating expense, which reduced net income and shareowners’ equity. The annual goodwill impairment tests were performed as of March 1, 2006, and March 1, 2005. No indications of goodwill impairment existed as of either date. In 2006, we recorded goodwill related to our acquisitions (see Note 4 — Business Combinations). Future changes in the fair value of our reporting units could affect our goodwill and operating expenses and reduce shareowners’ equity.

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

MONSANTO COMPANY	2006 FORM 10-K

Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

In the process of managing certain litigation and environmental liabilities related to Solutia, and through our involvement in Solutia’s bankruptcy process, we determined that it was probable that we would incur some expenses related to Solutia’s third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, we determined that it was appropriate to establish a reserve for such expenses based on the best estimates by our management with input from our legal and other outside advisors. Accordingly, a charge in the amount of $284 million was recorded in first quarter fiscal 2005. As of Aug. 31, 2006, the remaining Solutia-related reserve is $210 million. We believe that this reserve represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. We expect to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. Actual costs to us may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in this reserve may arise or become probable and reasonably estimable in the future, and we may also manage, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. This reserve may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements, any recoveries we might receive through the bankruptcy process, or any recoveries we might receive through the contribution actions that we are pursuing on Pharmacia’s behalf. See Note 22 — Commitments and Contingencies and the section captioned Financial Condition, Liquidity, and Capital Resources —“Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)” of MD&A for additional information on Solutia’s Assumed Liabilities and the Solutia-related reserve.

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

In fiscal years 2006, 2005 and 2004, we recorded a $148 million decrease, a $20 million increase, and a $21 million increase, respectively, to adjust the additional minimum pension liability in our financial statements. These adjustments were necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plan. These noncash adjustments to adjust the additional minimum pension liability affected shareowners’ equity, but did not affect our results of operations.

Fiscal year 2007 pension expense, which will be determined using assumptions as of Aug. 31, 2006, is expected to decrease compared with fiscal year 2006 because we increased our discount rate assumption as of Aug. 31, 2006, to reflect current economic conditions. The discount rate assumption as of Aug. 31, 2006, was increased from 5 percent to 5.9 percent. The expected return on additional cash contributions made in September 2004, September 2005, and September 2006 to the plan will also affect any decrease in expense because of the higher discount rate. In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a half-percent decrease in the discount rate will decrease our fiscal year 2007 pretax income by approximately $4 million. Our salary rate assumption as of Aug. 31, 2006, was approximately 4 percent for all plans. Holding all other assumptions constant, we estimate that a half-percent decrease in the salary rate assumption would increase our fiscal year 2007 pretax income $1 million.

Expected rate of return on pension assets is also an important element of plan expense. This assumption was 8.75 percent in 2006, 2005, and 2004. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2006, was approximately 67 percent equity securities, 28 percent debt securities and 5 percent other

MONSANTO COMPANY	2006 FORM 10-K

investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. The assumed rate of return will be 8.50 percent in 2007. While we do not currently expect to further reduce the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower our fiscal year 2007 pretax income by approximately $6 million.

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

In 2004, we assessed the realizability of our deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. We concluded that it was more likely than not that the deferred tax assets related to net tax operating loss carryforwards (NOLs) in Argentina will not be realizable prior to their expiration. As of Aug. 31, 2005, we had established a valuation allowance of $103 million. We are projecting taxable income for the current tax year (calendar 2006) and, accordingly, reversed $15 million of the valuation allowance as a favorable adjustment to our 2006 tax provision. Also, during 2006, the valuation allowance decreased slightly because of the foreign currency fluctuation. As of Aug. 31, 2006, we have a valuation allowance of $82 million on the remaining NOLs which expire from 2007 to 2010. A valuation allowance is still necessary based on the recent history of losses through 2005, the continued uncertain economic conditions, and also the limited tax carryforward period of five years. We are taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in our control. We also concluded that it is more likely than not that we will realize our deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

At the beginning of fiscal year 2004, we had a valuation allowance of $90 million in Brazil for deferred tax assets related to NOLs because we believed it was more likely than not that such deferred tax assets would not be realized. However, based on improvements in our Brazilian operations related to business changes that we had begun implementing two crop seasons previously, and improvements during that period in Brazil’s overall economy, and in particular the agricultural sector, in fiscal year 2004 we then believed it was more likely than not that such deferred tax assets would be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs which have an indefinite life, was reversed in the second quarter of fiscal year 2004. We also concluded that it is more likely than not that we will realize our deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income. As of Aug. 31, 2006, we continue to believe it is more likely than not that we will realize our deferred tax assets in Brazil.

Allowance for Doubtful Trade Receivables: We maintain an allowance for doubtful trade receivables. This allowance represents our estimate of accounts receivable that, subsequent to the time of sale, we have estimated to be of doubtful collectibility because our customers may not be able to pay. In determining the adequacy of the allowance for doubtful accounts, we consider historical bad-debt experience, customer creditworthiness, market conditions, and economic conditions. We perform ongoing evaluations of our allowance for doubtful accounts, and we increase the allowance as required. Increases in this allowance will reduce the recorded amount of our net trade receivables, net income and shareowners’ equity, and increase our bad-debt expense. In 2006, the combination of lower commodity prices and the strength of the Brazilian real affected some of our customers’ liquidity in Brazil and resulted in increases in past-due trade receivables and the related allowance for doubtful trade receivables when compared with 2005. Our tightened credit policies have resulted in a decrease in net trade receivables as of Aug. 31, 2006, compared with those as of Aug. 31, 2005. In 2004, we increased our allowance for estimated uncollectible trade receivables in Argentina by approximately $45 million primarily because of changes to the Argentine business model and continued economic difficulty.

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

MONSANTO COMPANY	2006 FORM 10-K

inventory obsolescence reserves. If economic and market conditions are different from those we anticipated, actual returns and inventory obsolescence could be materially different from the amounts provided for in our consolidated financial statements. If seed returns are higher than anticipated, our net sales, net trade receivables, net income and shareowners’ equity for future periods will be reduced. If inventory obsolescence is higher than expected, our cost of goods sold will be increased, and our inventory valuations, net income, and shareowners’ equity will be reduced.

Stock-Based Compensation: On Sept. 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the year ended Aug. 31, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Pre-tax stock-based compensation expense recognized under SFAS 123R was $63 million in 2006 (including $13 million related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R).

Upon adoption of SFAS 123R, we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $50 million as of Aug. 31, 2006, which will be recognized over weighted-average periods of two to three years. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during 2006 was $9.59 per share, using the lattice-binomial model. We based our estimate of future volatility on a combination of historical volatility on our stock and implied volatility on publicly traded options on our stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. See Note 17 — Stock-Based Compensation Plans— for pro forma disclosure of stock-based compensation expense for 2005 and 2004.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of the fiscal year ending after Dec. 15, 2006. We are currently evaluating the impact of adopting SFAS 158 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after Nov. 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for fiscal years

MONSANTO COMPANY	2006 FORM 10-K

beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. We are currently evaluating the impact of SFAS 156 on the consolidated financial statements.

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

Significant Accounting Guidance Adopted in 2006:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On Sept. 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the year ended Aug. 31, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Pre-tax stock-based compensation expense recognized under SFAS 123R was $63 million in 2006 (including $13 million related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R). Upon adoption of SFAS 123R, we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $50 million as of Aug. 31, 2006, which will be recognized over weighted-average periods of two to three years. See Note 17 — Stock-Based Compensation Plans— for pro forma disclosure of stock-based compensation expense for 2005.

As of Aug. 31, 2006, we adopted the provisions of FIN 47. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, Accounting for Asset Retirement Obligations, and therefore should be recognized if their fair value is reasonably estimable. As a result of adopting FIN 47, we recorded a noncash pre-tax charge of $9 million ($6 million aftertax). This charge is reported as a cumulative effect of a change in accounting principle in the fourth quarter of 2006. If FIN 47 would have been effective for all periods presented, net income would have been reduced by less than $1 million for fiscal years 2005 and 2004, or less than $0.01 per diluted share, and the aggregate carrying amount of the obligation would have been $10 million and $9 million as of Aug. 31, 2005 and Aug. 31, 2004, respectively.

MONSANTO COMPANY	2006 FORM 10-K

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

The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2006, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity prices. Actual changes may prove to be greater or less than those hypothesized.

Changes in Interest Rates: Because the company’s short- and long-term debt exceeds cash and investments, Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. The majority of our debt as of Aug. 31, 2006, consisted of fixed-rate long-term obligations.

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

On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. In August 2005, the company exchanged $314 million of new 5 1/2% Senior Notes due 2025 for $314 million of the company’s outstanding 7 3/8% Senior Notes. As of Aug. 31, 2006, the fair value of the 7 3/8% Senior Notes was $530 million, and the fair value of the 5 1/2% 2025 Senior Notes was $296 million. A 1 percentage point change in the interest rates would change the fair value of the remaining 7 3/8% Senior Notes by approximately $26 million, and the fair value of the 5 1/2% 2025 Senior Notes by $37 million.

In May 2003, Monsanto issued $250 million of 4% Senior Notes. The interest rate on the 4% Senior Notes was subsequently swapped to six-month London Interbank Offered Rate (LIBOR), plus a spread of 39 basis points. During 2006, we bought back $12 million of these 4% Senior Notes. As of Aug. 31, 2006, the fair value of the 4% Senior Notes (including the effect of the swap) was $232 million. A 1 percentage point change in the interest rates would change the fair value of the 4% Senior Notes by $4 million.

In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes due 2035. As of Aug. 31, 2006, the fair value of the 5 1/2% 2035 Senior Notes was $367 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/2% 2035 Senior Notes by $56 million.

Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign-currency forward exchange contracts and foreign-currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the euro, the Canadian dollar, the Brazilian real, the Australian dollar, and the Mexican peso. Unfavorable currency movements of 10 percent would negatively affect the fair market values of the derivatives held to hedge currency exposures by $110 million.

MONSANTO COMPANY	2006 FORM 10-K

Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases and uses options contracts to limit the unfavorable effect that price changes could have on these purchases. The company’s futures and options contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. A 10 percent decrease in the prices would have a negative effect on the fair value of those futures of $10 million for soybeans and $5 million for corn, and of those options of less than $1 million for soybeans and corn. We also use natural gas swaps to manage energy input costs. A 10 percent decrease in price of gas would have a negative effect on the fair value of the swaps of $7 million.

Changes in Equity Prices: The company also has investments in equity securities. All such investments are classified as long-term available-for-sale investments. The fair market value of these investments is $50 million. These securities are listed on a stock exchange or quoted in an over-the-counter market. If the market price of the traded securities should decrease by 10 percent, the fair value of the equities would decrease by $5 million. See Note 10 — Investments — for further details.

MONSANTO COMPANY	2006 FORM 10-K

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

Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2006.

Monsanto’s consolidated financial statements have been audited by Deloitte & Touche LLP, independent registered public accounting firm. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), and included a test of financial controls, tests of accounting records, and such other procedures as they considered necessary in the circumstances.

The Audit and Finance Committee, composed entirely of outside directors, meets regularly with management, with the internal auditors and with the independent registered public accounting firm to review accounting, financial reporting, auditing and internal control matters. The committee has direct and private access to the registered public accounting firm and internal auditors.

/s/ Hugh Grant

Hugh Grant
Chairman, President and Chief Executive Officer

/s/ Terrell K. Crews

Terrell K. Crews
Executive Vice President and Chief Financial Officer

Nov. 1, 2006

MONSANTO COMPANY	2006 FORM 10-K

Management’s Annual Report on Internal Control over Financial Reporting

Management of Monsanto Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of Aug. 31, 2006.

The company’s independent registered public accounting firm, Deloitte & Touche LLP, was appointed by the Audit and Finance Committee of the company’s Board of Directors, and ratified by the company’s shareowners. Deloitte & Touche LLP has audited and reported on the Consolidated Financial Statements of Monsanto Company and subsidiaries, management’s assessment of the effectiveness of the company’s internal control over financial reporting and the effectiveness of the company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in Item 8 of this Annual Report.

/s/ Hugh Grant

Hugh Grant
Chairman, President and Chief Executive Officer

/s/ Terrell K. Crews

Terrell K. Crews
Executive Vice President and Chief Financial Officer

Nov. 1, 2006

MONSANTO COMPANY	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Monsanto Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of
August 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2006 and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income for the year ended August 31, 2006, of the Company and our report dated November 1, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, effective September 1, 2005 and August 31, 2006, respectively.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 1, 2006

MONSANTO COMPANY	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:

We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, effective September 1, 2005 and August 31, 2006, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 1, 2006

MONSANTO COMPANY	2006 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2006	2005	2004

Net Sales	$7,344	$6,294	$5,423
Cost of goods sold	3,796	3,290	2,896

Gross Profit	3,548	3,004	2,527
Operating Expenses:
Selling, general and administrative expenses	1,601	1,334	1,128
Bad-debt expense	47	67	106
Research and development expenses	725	588	509
Acquired in-process research and development (see Note 4)	—	266	—
Impairment of goodwill (see Note 9)	—	—	69
Restructuring charges (reversals) — net	(2)	7	112

Total Operating Expenses	2,371	2,262	1,924
Income from Operations	1,177	742	603
Interest expense	134	115	91
Interest income	(55)	(40)	(34)
Solutia-related expenses (see Note 22)	29	309	58
Other expense — net	14	79	85

Income from Continuing Operations Before Income Taxes and Minority Interest	1,055	279	403
Income tax provision	340	104	128
Minority interest expense	17	18	9

Income from Continuing Operations	698	157	266

Discontinued Operations (see Note 27):
Income (loss) from operations of discontinued businesses	(5)	11	(6)
Income tax benefit	(2)	(87)	(7)

Income (Loss) on Discontinued Operations	(3)	98	1

Income Before Cumulative Effect of Accounting Change	695	255	267
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit (see Note 2)	(6)	—	—

Net Income	$689	$255	$267

Basic Earnings (Loss) per Share:
Income from continuing operations	$1.30	$0.30	$0.50
Income (loss) on discontinued operations	(0.01)	0.18	—
Cumulative effect of accounting change	(0.01)	—	—

Net Income	$1.28	$0.48	$0.50

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.27	$0.29	$0.50
Income (loss) on discontinued operations	(0.01)	0.18	—
Cumulative effect of accounting change	(0.01)	—	—

Net Income	$1.25	$0.47	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2006 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$1,460	$525
Short-term investments	22	150
Trade receivables — net (see Note 6)	1,455	1,473
Miscellaneous receivables	344	370
Deferred tax assets	390	374
Inventories (see Note 8)	1,688	1,664
Assets of discontinued operations (see Note 27)	6	15
Other current assets	96	73

Total Current Assets	5,461	4,644
Property, Plant and Equipment:
Land and improvements	221	206
Buildings and improvements	1,114	1,080
Machinery and equipment	3,337	3,192
Computer software	347	310
Construction in progress and other	398	302

Total Property, Plant and Equipment	5,417	5,090
Less Accumulated Depreciation	2,999	2,712

Net Property, Plant and Equipment	2,418	2,378
Goodwill (see Note 9)	1,522	1,248
Other Intangible Assets — Net (see Note 9)	1,229	1,153
Noncurrent Deferred Tax Assets	625	680
Other Assets	473	476

Total Assets	$11,728	$10,579

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$28	$126
Accounts payable	514	525
Income taxes payable	234	208
Accrued compensation and benefits	295	273
Accrued marketing programs	494	457
Liabilities of discontinued operations (see Note 27)	2	11
Miscellaneous short-term accruals	712	559

Total Current Liabilities	2,279	2,159
Long-Term Debt	1,639	1,458
Postretirement Liabilities	600	732
Long-Term Portion of Solutia-Related Reserve (see Note 22)	155	184
Other Liabilities	530	433
Commitments and Contingencies (see Note 22)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 571,377,639 and 561,702,698 shares, respectively; Outstanding 543,177,133 and 536,382,514 shares, respectively	6	3
Treasury stock, 28,200,506 and 25,320,184 shares, respectively, at cost	(623)	(500)
Additional contributed capital	8,879	8,588
Retained deficit	(1,099)	(1,572)
Accumulated other comprehensive loss	(623)	(889)
Reserve for ESOP debt retirement	(15)	(17)

Total Shareowners’ Equity	6,525	5,613

Total Liabilities and Shareowners’ Equity	$11,728	$10,579

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2006 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Operating Activities:
Net Income	$689	$255	$267
Adjustments to reconcile cash provided by operations:
Items that did not require (provide) cash:
Pre-tax cumulative effect of change in accounting principle (see Note 2)	9	—	—
Depreciation and amortization expense	519	488	452
Impairment of goodwill (see Note 9)	—	—	69
Bad-debt expense	47	67	109
Stock-based compensation expense	63	—	—
Excess tax benefits from stock-based compensation	(98)	—	—
Tax benefit on employee stock options	—	94	37
Noncash restructuring	—	7	51
Deferred income taxes	39	(86)	88
Equity affiliate expense — net	31	31	36
Acquired in-process research and development (see Note 4)	—	266	—
Solutia-related charge (see Note 22)	—	284	—
Other items that did not provide (require) cash	26	63	(6)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	218	394	486
Inventories	(25)	6	70
Accounts payable and accrued liabilities	135	(46)	110
Solutia-related payments (see Note 22)	(34)	(49)	—
PCB litigation settlement proceeds (payments) — net	27	14	(328)
Net investment hedge loss	(1)	(48)	(17)
Other items	29	(3)	(163)

Net Cash Provided by Operating Activities	1,674	1,737	1,261

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(171)	(150)	(550)
Maturities of short-term investments	300	300	480
Capital expenditures	(370)	(281)	(210)
Acquisitions of businesses, net of cash acquired, including contingent consideration	(258)	(1,541)	—
Technology and other investments	(147)	(65)	(58)
Other investments and property disposal proceeds	21	70	76

Net Cash Required by Investing Activities	(625)	(1,667)	(262)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(106)	28	23
Short-term debt proceeds	6	68	24
Short-term debt reductions	(39)	(52)	(20)
Long-term debt proceeds	256	475	117
Long-term debt reductions	(118)	(299)	(168)
Payments on debt assumed in Seminis acquisition	—	(495)	—
Payments on other financing	(9)	(15)	(12)
Payment of premium to exchange notes payable	—	(53)	—
Debt issuance costs	—	(4)	—
Treasury stock purchases	(114)	(234)	(266)
Stock option exercises	116	173	200
Excess tax benefits from stock-based compensation	98	—	—
Dividend payments	(207)	(174)	(141)

Net Cash Required by Financing Activities	(117)	(582)	(243)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	935	(512)	756
Cash and Cash Equivalents at Beginning of Period	525	1,037	281

Cash and Cash Equivalents at End of Period	$1,460	$525	$1,037

See Note 21 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2006 FORM 10-K

Statements of Consolidated Shareowners’ Equity

			Additional	Retained	Accumulated Other
	Common	Treasury	Contributed	Earnings	Comprehensive	Reserve for
(Dollars in millions, except per share amounts)	Stock	Stock	Capital	(Deficit)	Income (Loss)(1)	ESOP Debt	Total

Balance as of Sept. 1, 2003	$3	$—	$8,077	$(1,733)	$(1,168)	$(23)	$5,156
Net income	—	—	—	267	—	—	267
Treasury stock purchases	—	(266)	—	—	—	—	(266)
Grants of restricted stock (63,000 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	200	—	—	—	200
Tax benefit on employee stock options	—	—	37	—	—	—	37
Cash dividends of $0.34 per common share	—	—	—	(179)	—	—	(179)
Foreign currency translation	—	—	—	—	58	—	58
Minimum pension liability	—	—	—	—	(17)	—	(17)
Net unrealized loss on investments	—	—	—	—	(1)	—	(1)
Accumulated derivative loss	—	—	—	—	(4)	—	(4)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	6	6

Balance as of Aug. 31, 2004	$3	$(266)	$8,315	$(1,645)	$(1,132)	$(17)	$5,258
Net income	—	—	—	255	—	—	255
Treasury stock purchases	—	(234)	—	—	—	—	(234)
Grants of restricted stock (49,400 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	173	—	—	—	173
Tax benefit on employee stock options	—	—	94	—	—	—	94
Cash dividends of $0.34 per common share	—	—	—	(182)	—	—	(182)
Foreign currency translation	—	—	—	—	231	—	231
Minimum pension liability	—	—	—	—	(2)	—	(2)
Net unrealized loss on investments	—	—	—	—	(2)	—	(2)
Accumulated derivative gain	—	—	—	—	16	—	16
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	—	—
Other adjustments(2)	—	—	5	—	—	—	5

Balance as of Aug. 31, 2005	$3	$(500)	$8,588	$(1,572)	$(889)	$(17)	$5,613
Net income	—	—	—	689	—	—	689
Treasury stock purchases	—	(120)	—	—	—	—	(120)
Restricted stock withheld to treasury	—	(3)	—	—	—	—	(3)
Grants of restricted stock (48,200 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	116	—	—	—	116
Excess tax benefits from stock-based compensation	—	—	98	—	—	—	98
Stock-based compensation expense	—	—	64	—	—	—	64
Cash dividends of $0.40 per common share	—	—	—	(216)	—	—	(216)
Foreign currency translation	—	—	—	—	191	—	191
Minimum pension liability	—	—	—	—	90	—	90
Net unrealized gain on investments	—	—	—	—	11	—	11
Accumulated derivative loss	—	—	—	—	(26)	—	(26)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	2
Two-for-one stock split (see Note 1)	3	—	(3)	—	—	—	—
Other adjustments(3)	—	—	15	—	—	—	15

Balance as of Aug. 31, 2006	$6	$(623)	$8,879	$(1,099)	$(623)	$(15)	$6,525

(1)	See Note 19 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive income (loss).

(2)	Includes adjustments to deferred tax liabilities and other assets associated with the separation from Pharmacia in 2000.

(3)	Includes prior year balance reclassifications upon adoption of SFAS 123(R). Also, includes adjustments to deferred tax assets associated with the spin off from Pharmacia in 2002.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2006 FORM 10-K

Statements of Consolidated Comprehensive Income

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Net Income	$689	$255	$267
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	191	231	58
Unrealized net holding gains (net of tax of $7 in 2006, $3 in 2005, and $2 in 2004)	11	4	5
Reclassification adjustment for holding gains included in income (net of tax of $(4) in 2005, and $(3) in 2004)	—	(6)	(6)
Accumulated derivative losses on cash-flow hedges not yet realized (net of tax of $(17) in 2006, $(1) in 2005, and $(11) in 2004)	(28)	(2)	(18)
Reclassification adjustment for derivative losses included in income (net of tax of $1 in 2006, $11 in 2005, and $9 in 2004)	2	18	14
Additional minimum pension liability adjustment (net of tax of $56 in 2006, $(21) in 2005(1), and $(7) in 2004)	90	(2)	(17)

Total Other Comprehensive Income	266	243	36

Total Comprehensive Income	$955	$498	$303

(1)	Includes adjustment to record deferred state income tax benefit on the minimum pension liability.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Seminis and Stoneville, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics. See Note 23 — Segment and Geographic Data — for further details.

In second quarter 2005, the company committed to a plan to sell the environmental technologies businesses, and in fourth quarter 2005, substantially all of these businesses were sold. In 2004, the company sold its European breeding and seed business for wheat and barley. The company also discontinued the plant-made pharmaceuticals program. As a result, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. Also under the guidance of SFAS 144, the remaining assets and liabilities of the environmental technologies businesses have been separately presented on the Statements of Consolidated Financial Position as of Aug. 31, 2006, and Aug. 31, 2005. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Note 27 — Discontinued Operations — for further details.

Monsanto includes the operations, assets and liabilities that were previously the agricultural business of Pharmacia Corporation, which is now a subsidiary of Pfizer Inc. Monsanto was incorporated as a subsidiary of Pharmacia in February 2000. On Sept. 1, 2000, the assets and liabilities of the agricultural business were transferred from Pharmacia to Monsanto, pursuant to the terms of a separation agreement dated as of that date (the Separation Agreement), from which time the consolidated financial statements reflect the results of operations, financial position, and cash flows of the company as a separate entity responsible for procuring or providing the services and financing previously provided by Pharmacia. In October 2000, Monsanto sold approximately 15 percent of its common stock at $10 per share in an initial public offering (IPO). On Aug. 13, 2002, Pharmacia completed a spinoff of Monsanto by distributing its entire ownership interest via a tax-free dividend to Pharmacia’s shareowners.

Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context.

On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements pertain to Monsanto and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies in which Monsanto has the ability to exercise significant influence (generally through an ownership interest greater than 20 percent) are included in the other assets item in the Statements of Consolidated Financial Position. The company records minority interest expense in the Statements of Consolidated Operations for any non-owned portion of consolidated subsidiaries.

Arrangements with other business enterprises are also evaluated, and those in which Monsanto is determined to have controlling financial interest are consolidated. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.

Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 7 — Customer Financing Programs — for a description of this arrangement. This special-purpose entity is consolidated in accordance with FIN 46R. For other types of variable interest entities, the company has evaluated its relationships with two entities and has determined that, although the entities are variable interest entities and Monsanto holds variable interests in the entities, these entities are not required to be consolidated in the company’s financial statements pursuant to FIN 46R because Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which the company had a 9 percent equity investment as of Aug. 31, 2006. Monsanto currently has an agreement in place under which Monsanto makes payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $35 million and total liabilities of $8 million as of Aug. 31, 2006, and revenues of $29 million for the 12 months ended Aug. 31, 2006. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus on corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $28 million and total liabilities of $18 million as of Aug. 31, 2006, and revenues of $11 million for the 12 months ended Aug. 31, 2006. As of Aug. 31, 2006, Monsanto’s total estimate of maximum exposure to loss as a result of its relationships with these entities was approximately $22 million, which represents Monsanto’s equity investments in these entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, valuations of goodwill and other intangible assets, employee benefit plan liabilities, value of equity-based awards, marketing program liabilities, grower accruals (an estimate of amounts payable to farmers who grow seed for Monsanto), restructuring reserves, self-insurance reserves, environmental reserves, deferred revenue, contingencies, litigation, incentives, and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position, or cash flows.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

The company derives most of its revenue from three main sources: sales of branded conventional seed and branded seed with biotechnology traits; royalties and license revenues from licensed biotechnology traits and genetic material; and sales of agricultural chemical products.

Revenues from all branded seed sales are recognized when the title to the products is transferred. When the right of return exists in the company’s seed business, sales revenues are reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions, and changes in customer demand.

Revenues for agricultural chemical products are recognized when title to the products is transferred. The company recognizes revenue on products it sells to distributors when, according to the terms of the sales agreements, delivery has occurred, performance is complete, no right of return exists, and pricing is fixed or determinable at the time of sale.

There are several additional conditions for recognition of revenue: that the collection of sales proceeds be reasonably assured based on historical experience and current market conditions, that pricing be fixed or determinable, and that there be no further performance obligations under the sale or the royalty or license agreement.

Monsanto follows Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, the SEC interpretation of accounting guidelines on revenue recognition. SAB 104 primarily affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. Trait royalties and license revenues are recorded when earned, usually when the third-party seed companies sell their seeds containing Monsanto traits to growers.

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

Shipping and Handling Costs

Following the guidance of Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, Monsanto records outward freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the company’s distribution network in cost of goods sold.

Marketing and Advertising Costs

Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Accrued marketing programs are recorded in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, based on specific performance criteria met by distributors, dealers and farmers, such as purchase volumes, promptness of payment, and market share increases. The associated cost of marketing programs is recognized as a reduction of gross sales in the Statements of Consolidated Operations. In addition, product performance, certain marketing programs, and variations in weather can result in free product to customers. The associated cost of free product is recognized as cost of goods sold in the Statements of Consolidated Operations.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

life of the asset. The costs associated with equipment or facilities acquired or constructed for research and development activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to research and development expenses.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2006, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.

Cash and Cash Equivalents

All highly liquid investments (defined as investments with a maturity of three months or less when purchased) are considered cash equivalents.

Short-Term Investments

Short-term investments consist primarily of U.S. Treasury bills, other government securities, and commercial paper. These investments are designated as available-for-sale and are stated at market value. For purposes of the Statements of Consolidated Financial Position and Consolidated Cash Flows, these short-term investments are not considered cash equivalents, because their maturities are more than three months when purchased.

Accounts Receivable

The company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

Long-Term Investments

Monsanto has long-term investments in equity securities, all of which are considered to be available-for-sale. They are classified as other assets in the Statements of Consolidated Financial Position, and they are carried at fair value, with unrealized gains and losses reported in the Statements of Consolidated Shareowners’ Equity in accumulated other comprehensive income (loss). Each security is reviewed regularly to evaluate whether it has experienced an other-than-temporary decline in fair value. If Monsanto believes that an other-than-temporary decline exists, the investment in question is written down to market value in accordance with EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). The write-down is recorded in the Statements of Consolidated Operations as an impairment of securities.

Fair Values of Financial Instruments

The recorded amounts of cash, trade receivables, investments in securities, miscellaneous receivables, third-party guarantees, commodity futures contracts, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values. Fair values are based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. The fair value estimates do not necessarily reflect the values that could be realized in the current market on any one day. See Note 13 — Financial Instruments — for further details.

Inventory Valuation

Inventories are stated at the lower of cost or market. Inventories are valued as follows:

•	Seeds and Genomics: Actual cost is used to value raw materials such as treatment chemicals and packaging, as well as goods in process. Costs for substantially all finished goods, which include the cost of carry-over crops from the

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

previous year, are valued at weighted-average actual cost. Weighted-average actual cost includes field growing and harvesting costs, plant conditioning and packaging costs, and manufacturing overhead costs.

•	Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of volume and unusual operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States, excluding supplies (approximately one-fourth of total inventories as of Aug. 31, 2006, and Aug. 31, 2005) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.

Goodwill

Monsanto follows the guidance of SFAS No. 141, Business Combinations (SFAS 141), in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.

Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized and is subject to annual impairment tests. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of March 1, 2006. See Note 9 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.

Other Intangible Assets

Other intangible assets consist primarily of acquired seed germplasm, acquired biotechnology intellectual property, trademarks and customer relationships. Seed germplasm is the genetic material used in new seed varieties. Germplasm is amortized on a straight-line basis over useful lives ranging from seven years for completed technology germplasm to a maximum of 30 years for certain core technology germplasm. Completed technology germplasm consists of seed hybrids and varieties that are commercially available. Core technology germplasm is the collective germplasm of inbred and hybrid seeds and has a longer useful life as it is used to develop new seed hybrids and varieties. Acquired biotechnology intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from three to 11 years. The useful lives of acquired germplasm and acquired biotechnology intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the use of the asset.

Monsanto has a broad portfolio of trademarks and patents including trademarks for Roundup (for herbicide products), Roundup Ready, Bollgard, and YieldGard (for traits), DEKALB, Asgrow, Seminis and Stoneville (for agricultural seeds), Posilac (for dairy productivity products), and patents for our insect-protection traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for trademarks and patents ranges from three to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

over the period in which the patent is legally protected, the period over which benefits are expected to be received, or the estimated market-life of the product with which the patent is associated, whichever is less.

In conjunction with acquisitions completed during fiscal years 2006 and 2005, Monsanto has access to the distribution channels and customer relationships of the acquired companies. These relationships are expected to provide economic benefits to Monsanto. The amortization period for customer relationships ranges from five to 13 years, and amortization is recognized on a straight-line basis over these periods. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience of customer attrition rates.

In accordance with SFAS 144, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. See Note 9 — Goodwill and Other Intangible Assets — for further discussion of Monsanto’s intangible assets.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until they are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of 25 years for buildings, and 10 years for machinery and equipment. In compliance with SFAS 144, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair market value or, if fair market value is not readily determinable, to an estimated fair value based on discounted cash flows.

Monsanto follows SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $49 million and $34 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively, primarily relating to its manufacturing facilities. The change in carrying value as of Aug. 31, 2006, consisted of $10 million for the adoption of FIN No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), $4 million for accretion expense, and $1 million related to property additions and increased costs.

As of Aug. 31, 2006, Monsanto adopted the provisions of FIN 47. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS 143, and therefore should be recognized if their fair value is reasonably estimable. As a result of adopting FIN 47, Monsanto recorded a noncash pre-tax charge of $9 million ($6 million aftertax). This charge is reported as a cumulative effect of a change in accounting principle in the fourth quarter of 2006. If FIN 47 would have been effective for all periods presented, net income would have been reduced by less than $1 million for fiscal years 2005 and 2004, or less than $0.01 per diluted share, and the aggregate carrying amount of the obligation would have been $10 million and $9 million as of Aug. 31, 2005 and Aug. 31, 2004, respectively.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation and Other Contingencies

Monsanto is involved in various intellectual property, biotechnology, tort, contract, antitrust, employee benefit, environmental and other litigation, claims and legal proceedings, such as, proceedings relating to Solutia’s bankruptcy filing (see Note 22 — Commitments and Contingencies); environmental remediation; and government investigations. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with SFAS No. 5, Accounting for Contingencies, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations, and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Guarantees

Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45). For additional information on the company’s commitments and other contractual and commercial obligations, see Note 22 — Commitments and Contingencies.

Foreign Currency Translation

The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in the Statements of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive income (loss). The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates, in accordance with SFAS No. 52, Foreign Currency Translation. These currency adjustments are included in net income. As of Sept. 1, 2005, the company has no significant entities designated as highly inflationary.

Significant translation exposures include the euro, the Canadian dollar, the Brazilian real, the Australian dollar, and the Mexican peso. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity, or capital resources.

Derivatives and Other Financial Instruments

Monsanto uses financial derivative instruments to limit its exposure to changes in foreign currency exchange rates, commodity prices, and interest rates. Monsanto does not use financial derivative instruments for the purpose of speculating in foreign currencies, commodities or interest rates. Monsanto continually monitors its underlying market risk exposures and believes that it can modify or adapt its hedging strategies as needed.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities (SFAS 149), all derivatives, whether designated for hedging relationships or not, are recognized in the Statements of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates each derivative as: (1) a hedge of the fair value of a recognized asset or liability (a fair-value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge), (3) a foreign-currency fair-value or cash-flow hedge (a foreign-currency hedge), (4) a foreign-currency hedge of the net investment in a foreign subsidiary, or (5) a derivative that does not qualify for hedge accounting treatment.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in net income. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income (loss), until net income is affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period net income. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as a foreign-currency hedge, are recorded either in current-period earnings or in accumulated other comprehensive income (loss), depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary, are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.

Monsanto formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and its strategy for undertaking various hedge transactions. This includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges either to specific assets and liabilities on the Statements of Consolidated Financial Position, or to firm commitments or forecasted transactions. Monsanto formally assesses a hedge at its inception and on an ongoing basis thereafter to determine whether the hedging relationship between the derivative and the hedged item is still highly effective, and whether it is expected to remain highly effective in future periods, in offsetting changes in fair value or cash flows. When derivatives cease to be highly effective hedges, Monsanto discontinues hedge accounting prospectively.

Monsanto uses interest rate derivatives to reduce interest rate risk and to manage the interest rate sensitivity of its debt. By entering into these agreements, Monsanto changes the interest rate mix (fixed/variable) of its debt portfolio. During fiscal years 2006, 2005 and 2004, the company also used natural gas swaps to manage risk associated with energy input costs.

Pension and Postretirement Plans

Monsanto has various defined benefit and postretirement plans. Monsanto generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for most plans is August 31. See Note 14 — Postretirement Benefits — Pensions and Note 15 — Postretirement Benefits — Health Care and Other — for a full description of these plans and the accounting and funding policies.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On Sept. 1, 2005, Monsanto adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Monsanto adopted SFAS 123R using the modified prospective transition method. Under this method, the consolidated financial statements as of and for the year ended Aug. 31, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 17 — Stock-Based Compensation Plans — for pro forma disclosure of stock-based compensation expense for 2005 and 2004.

Compensation expense for restricted stock is based on the fair value of Monsanto’s restricted stock at the grant date and is recognized throughout the vesting period as calculated in accordance with SFAS 123R.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current-year presentation. Overdrafts were previously reported within short-term debt in the Statements of Consolidated Financial Position but are now included in accounts payable to better reflect the nature of the liabilities as book overdrafts. As of Aug. 31, 2005, overdrafts were $156

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million. Minority interest expense was previously reported within other expense — net in the Statements of Consolidated Operations but is now included in its own line item.

NOTE 3. NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of fiscal years ending after Dec. 15, 2006. The company is currently evaluating the impact of SFAS 158 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after Nov. 15, 2006. The company does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. The company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

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

NOTE 4. BUSINESS COMBINATIONS

2006 Acquisitions: In September 2005, Monsanto’s American Seeds, Inc. (ASI) subsidiary acquired five regional U.S. seed companies for an aggregate purchase price of $54 million (net of cash acquired), inclusive of transaction costs of $2 million. In March 2006, ASI acquired two additional U.S. seed companies for an aggregate purchase price of $6 million (net of cash acquired), inclusive of transaction costs of less than $1 million. In June and July 2006, ASI acquired five additional U.S. seed companies for an aggregate purchase price of $73 million (net of cash acquired), inclusive of transaction costs of $1 million. The financial results of these acquisitions were included in the company’s consolidated financial statements from their respective dates of acquisition.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For all fiscal year 2006 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment and are expected to further bolster ASI’s ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values as of the dates of the acquisitions. The preliminary purchase price allocations for all fiscal year 2006 acquisitions as of Aug. 31, 2006, are summarized in the aggregate in the following table. These allocations are subject to adjustment pending further assessments, including the valuation of intangible assets. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company’s consolidated results of operations is not considered to be significant.

Aggregate
(Dollars in millions)	Acquisitions

Tangible Assets	$17
Goodwill	101
Other Intangible Assets	52

Total Assets Acquired	170

Total Liabilities Assumed	34

Net Assets Acquired	136
Cash Acquired	3

Purchase Price	$133

The primary items that generated the goodwill were the premiums paid by the company for the right to control the businesses acquired, including the direct-to-farmer and farmer-dealer distribution models, and the value of the acquired assembled work forces. The majority of the goodwill is not deductible for tax purposes.

The acquired identifiable intangible assets of $52 million have a weighted-average useful life of approximately seven years. Intangible assets are comprised of acquired customer relationships of $32 million to be amortized on a straight-line basis over seven years, trademarks and trade names of $16 million to be amortized on a straight-line basis over lives ranging from seven to 10 years, and covenants not-to-compete of $4 million to be amortized on a straight-line basis over five years.

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

In third quarter fiscal year 2005, Monsanto acquired Seminis, Inc. for $1.0 billion in cash (net of cash acquired) and paid $495 million for the repayment of its outstanding debt. The acquisition also included a contingent payment of $125 million, which was paid during second quarter 2006, resulting in additional purchase price and goodwill.

In third quarter fiscal year 2005, Monsanto acquired Stoneville Pedigreed Seed Co. (formerly known as Emergent Genetics, Inc.) and Emergent Genetics India Ltd. (collectively, “Stoneville”) for $305 million (net of cash acquired). Debt of $16 million was also assumed in the transaction.

In fiscal year 2005, charges of $266 million were recorded in research and development (R&D) expenses for the write-off of acquired in-process R&D (IPR&D). Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

product lines and facility closures. As of Aug. 31, 2006, estimated restructuring costs of $18 million have been recognized as current liabilities in the purchase price allocations, and $17 million has been charged against these liabilities, primarily related to payments for employee terminations and relocations.

All fiscal year 2005 acquisitions described above were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. These estimated fair values, including the EITF 95-3 liabilities discussed above, were adjusted during fiscal year 2006, resulting in additional goodwill of $36 million.

The following unaudited pro forma financial information presents the combined results of operations of the company and the company’s significant acquisitions (Seminis and Stoneville) as if these acquisitions had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented and should not be taken as representative of Monsanto’s future consolidated results of operations. Pro forma results were as follows for fiscal years 2005 and 2004:

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2005	2004

Net Sales	$6,672	$6,021
Net Income	524	206

Net Income per Basic Share	$0.98	$0.39
Net Income per Diluted Share	0.96	0.38

The pro forma information contains the actual combined operating results of Monsanto, Seminis and Stoneville, with the results prior to the acquisition date adjusted to include the amortization of the acquired intangible assets. The pro forma results exclude the write-off of acquired IPR&D and the increase in cost of goods sold due to the revaluation of inventory related to the Seminis and Stoneville acquisitions.

The historical financial information for Seminis includes charges of $32 million in the 12 months ended Aug. 31, 2004, related to one-time legal and professional fees and other costs directly attributable to a prior acquisition transaction. The historical financial information for Seminis also includes nonrecurring costs under the previous ownership structure of $8 million and $11 million for fiscal years 2005 and 2004, respectively. In addition, interest costs related to Seminis debt have not been removed from the historical Seminis results. However, as discussed above, Seminis debt of $495 million, with a weighted average interest rate of approximately 10%, was repaid subsequent to the acquisition date, while interest expense on commercial paper issued to fund repayments of the debt was at an interest rate of approximately 3%. In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes, which allowed the company to pay down the commercial paper borrowings. See Note 12 — Debt and Other Credit Arrangements — for further discussion of the 5 1/2% Senior Notes due July 15, 2035.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. RESTRUCTURING

Restructuring activity was recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Cost of Goods Sold(1,2)	$—	$(1)	$35
Impairment of Goodwill	—	—	69
Restructuring Charges (Reversals) — Net(1,2)	(2)	7	112

Income (Loss) from Continuing Operations Before Income Taxes	2	(6)	(216)
Income Tax Provision (Benefit)(3)	1	(20)	(54)

Income (Loss) from Continuing Operations	1	14	(162)
Loss from Operations of Discontinued Businesses (4)	—	—	(11)
Income Tax Benefit	—	—	(9)

Loss on Discontinued Operations	—	—	(2)

Net Income (Loss)	$1	$14	$(164)

(1)	The $2 million of restructuring reversals in fiscal year 2006 included $1 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment. The $6 million of restructuring charges in fiscal year 2005 included $7 million in Seeds and Genomics offset by reversals of $1 million in Agricultural Productivity. In fiscal year 2004, the $35 million of restructuring charges recorded in cost of goods sold was split $9 million in Seeds and Genomics and $26 million in Agricultural Productivity, and the $112 million recorded in restructuring charges — net was split $40 million in Seeds and Genomics and $72 million in Agricultural Productivity.

(2)	In fiscal year 2004, restructuring activity included reversals related to prior plans of $7 million, of which $1 million was recorded in cost of goods sold and $6 million was recorded in restructuring charges — net.

(3)	The $20 million income tax benefit in fiscal year 2005 was related to tax losses incurred on the sale of the European wheat and barley business. See below for further discussion.

(4)	Fiscal year 2004 contained restructuring charges related to discontinued businesses (see Note 27 —Discontinued Operations). The fiscal year 2004 restructuring charges recorded in discontinued operations were related to the European wheat and barley business (see the next table in this section for more details).

Fiscal Year 2004 Restructuring Plan

In October 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that segment matures globally. Total restructuring actions approved under the fiscal year 2004 restructuring plan were estimated to be $289 million pretax. These plans included: (1) reducing costs associated with the company’s Roundup herbicide business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included the impairment of goodwill in the global wheat business of $69 million pretax ($64 million aftertax; see Note 9 — Goodwill and Other Intangible Assets). In fiscal year 2005, the company incurred charges of $6 million pretax to complete the restructuring actions under this plan, and in fiscal year 2006, restructuring reversals of $2 million pretax were recorded.

In first quarter 2005, Monsanto recorded a deferred tax benefit of $106 million, of which $20 million was recorded in continuing operations and the remaining $86 million was recorded in discontinued operations. The $20 million tax benefit recorded in continuing operations was related to the impairment of goodwill in the global wheat business as part of the fiscal year 2004 restructuring plan. As such, the benefit amount recorded in continuing operations is included in the table above. See Note 11 — Income Taxes — and Note 27— Discontinued Operations — for further discussion of the $86 million tax benefit recorded in discontinued operations.

The following table displays the cumulative pre-tax charges incurred by segment under the fiscal year 2004 restructuring plan (before restructuring reversals related to prior year plans of $7 million). Work force reduction and facility closure charges were cash charges. Asset impairments were non-cash charges.

	Work Force	Facility	Asset
(Dollars in millions)	Reductions	Closures	Impairments	Total

Continuing Operations:
Seeds and Genomics	$26	$—	$30	$56
Agricultural Productivity	70	5	27	102

Total Continuing Operations	96	5	57	158

Discontinued Operations:
Seeds and Genomics	6	3	2	11
Agricultural Productivity	—	—	—	—

Total Discontinued Operations	6	3	2	11

Total Segment:
Seeds and Genomics	32	3	32	67
Agricultural Productivity	70	5	27	102

Total	$102	$8	$59	$169

Pre-tax restructuring charges of $102 million were recorded related to work force reductions. Work force reductions in continuing operations of $96 million were primarily in the areas of downsizing the regional structure in Europe, and in sales and marketing, manufacturing, R&D, and information technology in the United States. Work force reduction charges of $6 million included in discontinued operations were related to employees of the plant-made pharmaceuticals program, as well as incremental benefit plan costs for employees of the European wheat and barley business.

Facility closure charges of $5 million in continuing operations related to the closure of an office building in Europe, and the shutdown of production lines and disposal of discontinued agricultural chemical products in the United States. Facility

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

closure charges of $3 million were also recorded in discontinued operations related to shutdown expenses from the exit of the plant-made pharmaceuticals site.

Asset impairments in continuing operations of $57 million included $33 million recorded in cost of goods sold and the remainder in restructuring charges — net. Property, plant and equipment impairments of $20 million were recorded in the United States, Canada and Asia for the shutdown of production lines and disposal of equipment, and in Brazil for impairment of computer systems to be consolidated with a global system. Inventory impairments of $13 million were also recorded related to discontinued agricultural chemical products and seed hybrids in Argentina, Brazil and Latin America; discontinued agricultural chemical products in the United States and Asia; and disposal of inventory at closed production sites in Canada. Asset impairments in restructuring charges — net of $24 million included $18 million related to office closures and asset sales in the United States and South Africa, $2 million for the closure of a technology facility in Canada, and $2 million for the disposal of assets in Asia. Discontinued operations asset impairments of $2 million consisted primarily of property, plant and equipment impairments associated with the plant-made pharmaceuticals program.

As of Aug. 31, 2005, the remaining restructuring liability was $4 million, which was related to work force reductions. During fiscal year 2006, liabilities of $2 million were reversed, primarily because severance and relocation costs in the United States were lower than originally estimated, and the remaining liability was substantially depleted.

The company’s written human resource policies are indicative of an ongoing benefit arrangement in respect to severance packages and are accounted for in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, which addresses the accounting for other employee benefits.

NOTE 6. TRADE RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2006, 2005, and 2004.

(Dollars in millions)

Balance Sept. 1, 2003	$254
Additions — charged to expense	106
Deductions and other	(110)

Balance Aug. 31, 2004	$250
Additions — charged to expense	67
Deductions and other	(42)

Balance Aug. 31, 2005	$275
Additions — charged to expense	47
Deductions and other	(24)

Balance Aug. 31, 2006	$298

In fiscal year 2004, Monsanto increased its allowance for doubtful trade receivables by approximately $45 million for exposures related to potentially uncollectible Argentine accounts receivable. The increase in deductions for fiscal 2004 is also primarily attributable to Argentine trade receivables. See Note 22 — Commitments and Contingencies — for further discussion of trade receivables.

NOTE 7. CUSTOMER FINANCING PROGRAMS

In April 2002, Monsanto established a revolving financing program to provide financing of up to $500 million for selected customers in the United States through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Under the program as amended in August 2006, Monsanto services the loans and provides a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

Monsanto has no ownership interest in the lender, the QSPE, or the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the scope of FIN 46R, and Monsanto does not have the unilateral right to liquidate the QSPE, FIN 46R does not have an effect on Monsanto’s accounting for the U.S. customer financing program.

Monsanto accounts for the guarantee in accordance with FIN 45, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during fiscal years 2006, 2005 and 2004.

Proceeds from customer loans sold through the financing program totaled $286 million for fiscal year 2006, $236 million for fiscal year 2005, and $255 million for fiscal year 2004. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The loan balance outstanding as of Aug. 31, 2006, and Aug. 31, 2005, was $268 million and $171 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Aug. 31, 2006, and Aug. 31, 2005, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company’s consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The program was amended in August 2006 to increase the total funds available under the program to $90 million. Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government and in Europe and Argentina. These programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $138 million, $95 million and $72 million for fiscal years 2006, 2005 and 2004, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $3 million as of Aug. 31, 2006, and Aug. 31, 2005. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $110 million as of Aug. 31, 2006. The loan balance outstanding for these programs was $111 million and $77 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively.

Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $48 million, $33 million and $13 million for fiscal years 2006, 2005 and 2004, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Aug. 31, 2006, and Aug. 31, 2005. The maximum potential amount of future payments under the recourse

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provisions of the agreements was $37 million as of Aug. 31, 2006. The outstanding balance of the receivables sold was $41 million and $27 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively.

NOTE 8. INVENTORIES

Components of inventories were:

	As of Aug. 31,
(Dollars in millions)	2006	2005

Finished Goods	$719	$639
Goods In Process	836	884
Raw Materials and Supplies	216	167

Inventories at FIFO Cost	1,771	1,690
Excess of FIFO over LIFO Cost	(83)	(26)

Total	$1,688	$1,664

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

The following table displays a roll forward of the inventory reserves for fiscal years 2004, 2005 and 2006.

(Dollars in millions)

Balance Sept. 1, 2003	$50
Additions — charged to expense	95
Deductions and other	(72)

Balance Aug. 31, 2004	$73
Additions — charged to expense	103
Deductions and other	(85)

Balance Aug. 31, 2005	$91
Additions — charged to expense	107
Deductions and other	(81)

Balance Aug. 31, 2006	$117

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed earlier in Note 5 — Restructuring, the company decided in October 2003 to exit the European wheat and barley business. This decision required a re-evaluation for potential impairment of goodwill and other intangible assets related to the

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

company’s global wheat business. The goodwill impairment test was completed during first quarter 2004 using a discounted cash flow methodology and resulted in a $69 million pre-tax impairment of goodwill in the global wheat business ($64 million aftertax). The resulting impairment charge was specific to the wheat reporting unit.

The fiscal year 2006 and 2005 annual goodwill impairment tests were performed as of March 1, 2006 and 2005, and no indications of goodwill impairment existed as of either date. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2006.

Changes in the net carrying amount of goodwill for fiscal years 2005 and 2006, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Sept. 1, 2004	$659	$61	$720
Acquisition Activity	517	—	517
Foreign Currency Translation and Other Adjustments	7	4	11

Balance as of Aug. 31, 2005	$1,183	$65	$1,248
Acquisition Activity (see Note 4)	262	—	262
Foreign Currency Translation and Other Adjustments	12	—	12

Balance as of Aug. 31, 2006	$1,457	$65	$1,522

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2006			As of Aug. 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$932	$(518)	$414	$926	$(483)	$443
Acquired Biotechnology Intellectual Property	823	(376)	447	648	(285)	363
Trademarks	211	(48)	163	193	(34)	159
Customer Relationships	208	(21)	187	176	(6)	170
Other	32	(14)	18	32	(14)	18

Total	$2,206	$(977)	$1,229	$1,975	$(822)	$1,153

The increase in acquired biotechnology intellectual property during fiscal year 2006 primarily resulted from a license agreement with the Regents of the University of California (UC), under which Monsanto is granted an exclusive commercial license for the manufacture of bovine somatotropin in exchange for an upfront payment plus future royalties. Monsanto sells bovine somatotropin under the brand name Posilac, which is used to improve dairy cow productivity. In second quarter 2006, Monsanto paid a $100 million upfront royalty and recorded an additional asset and corresponding liability of $61 million for discounted minimum royalty obligations of $5 million annually through the 2023 expiration of UC’s patent estate.

The increases in other intangible assets as of Aug. 31, 2006, primarily resulted from the acquisitions described in Note 4 — Business Combinations.

Other intangible assets include the company’s only nonamortizing intangible asset of $13 million associated with minimum pension liabilities. The minimum pension liability adjustment is discussed in Note 14 — Postretirement Benefits — Pensions. During fiscal years 2006 and 2005, there were no fully amortized intangible asset write-offs. During fiscal year 2004, Monsanto wrote off other intangible assets with a carrying value of less than $1 million.

Total amortization expense of other intangible assets was $149 million in fiscal year 2006, $135 million in fiscal year 2005 and $124 million in fiscal year 2004. Fiscal year 2004 includes amortization expense related to discontinued operations of $3 million.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending Aug. 31,	Amount

2007	$145
2008	125
2009	105
2010	90
2011	65

NOTE 10. INVESTMENTS

Short-term investments as of Aug. 31, 2006, and Aug. 31, 2005, included $22 million and $150 million, respectively, of debt securities with original maturities of one year or less, designated as held-to-maturity and stated at fair value.

Long-Term Investments

Equity Securities Available-for-Sale

		Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value

As of Aug. 31, 2006	$21	$29	$—	$50
As of Aug. 31, 2005	21	11	—	32

Long-term equity securities available-for-sale relates primarily to an investment in Delta and Pine Land Company. In August 2006, Monsanto signed a definitive agreement to purchase all of the outstanding stock of Delta and Pine Land Company. See Note 22 — Commitments and Contingencies — for further discussion of the pending acquisition.

Net unrealized gains on long-term investments (net of deferred taxes) included in shareowners’ equity amounted to $18 million as of Aug. 31, 2006, and $7 million as of Aug. 31, 2005. There were no sales of equity securities in fiscal year 2006. Proceeds from sales of equity securities were $16 million in 2005 and $14 million in 2004. Realized gains of $6 million net of $4 million tax expense in 2005, and $6 million net of $3 million tax expense in 2004, were determined using the specific identification method, and were included in net income. In fiscal year 2005, an impairment loss of $2 million was recognized in the Statement of Consolidated Operations in accordance with EITF 03-01.

NOTE 11. INCOME TAXES

The components of income from continuing operations before income taxes and minority interest were:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

United States	$695	$(123)	$301
Outside United States	360	402	102

Total	$1,055	$279	$403

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax provision were:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Current:
U.S. federal	$166	$135	$(15)
U.S. state	7	1	(7)
Outside United States	84	101	57

Total Current	257	237	35

Deferred:
U.S. federal	65	(109)	107
U.S. state	14	(24)	15
Outside United States	4	—	(29)

Total Deferred	83	(133)	93

Total	$340	$104	$128

Factors causing Monsanto’s income taxes to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

U.S. Federal Statutory Rate	$369	$98	$141
U.S. Export Earnings	(6)	(9)	(12)
U.S. R&D Tax Credit	(2)	(5)	(4)
Lower Ex-U.S. Rates	(18)	(24)	(21)
One-Time Dividend Repatriation	21	—	—
European Wheat and Barley Tax Benefit	—	(20)	—
State Income Taxes	21	2	5
Valuation Allowances	(14)	(13)	17
Effect of U.S. State Tax Rate Change	—	(6)	—
Nondeductible Goodwill	—	—	20
Acquired in-process R&D	—	93	—
Tax Reserve	(25)	(11)	(15)
Other	(6)	(1)	(3)

Income Taxes	$340	$104	$128

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2006	2005

Net Operating Loss and Other Carryforwards	$746	$821
Employee Fringe Benefits	304	303
Intangible Assets	101	128
Allowance for Doubtful Accounts	111	93
Inventories	101	57
Litigation Reserves	129	117
Other	226	199
Valuation Allowance	(131)	(140)

Total Deferred Tax Assets	$1,587	$1,578

Property, Plant and Equipment	$275	$278
Intangibles	336	306
Other	40	44

Total Deferred Tax Liabilities	$651	$628

Net Deferred Tax Assets	$936	$950

As of Aug. 31, 2006, Monsanto had available approximately $1.4 billion in net operating loss carryforwards (NOLs), most of which related to Brazilian and Argentine operations. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In fiscal year 2004, the company assessed the realizability of its deferred tax assets in Argentina and Brazil following completion of the crop season in these countries and the preparation of updated long-range financial projections for these countries. The company concluded that it was more likely than not that the deferred tax assets related to NOLs in Argentina will not be realizable prior to their expiration. As of

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Aug. 31, 2005, management had established a valuation allowance of $103 million. Management is projecting taxable income for the current tax year (calendar 2006) and, accordingly, reversed $15 million of the valuation allowance as a favorable adjustment to its 2006 tax provision. Also, during 2006, the valuation allowance decreased slightly because of foreign currency fluctuations. As of Aug. 31, 2006, management has established a valuation allowance of $82 million on the projected remaining NOLs which expire from 2007 to 2010. This conclusion was based on the recent history of losses through 2005, the continued uncertain economic conditions, and also the limited tax carryforward period of five years. Management is taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in management’s control. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

At the beginning of fiscal year 2004, Monsanto Brazil had a valuation allowance of $90 million for deferred tax assets related to NOLs because management believed it was more likely than not that such deferred tax assets would not be realized. However, based on improvements in Monsanto Brazil’s operations related to business changes that the company had begun implementing two crop seasons previously, and improvements during that period in Brazil’s overall economy, and in particular the agricultural sector, in fiscal year 2004 management then believed it was more likely than not that such deferred tax assets would be realized. Accordingly, the previously recorded $90 million valuation allowance, related to NOLs which have an indefinite life, was reversed in the second quarter of fiscal year 2004. The company also concluded that it is more likely than not that it will realize its deferred tax assets in Brazil that are not related to the NOLs noted above through future projected taxable income. As of Aug. 31, 2006, management continues to believe it is more likely than not that it will realize its deferred tax assets in Brazil.

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

The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In order to benefit from this incentive, the company must reinvest the qualifying dividends in the United States under a domestic reinvestment plan approved by the chief executive officer and board of directors. In the fourth quarter 2006, after the company’s chief executive officer and board of directors approved the company’s domestic reinvestment plan, the company repatriated $437 million of foreign earnings under the AJCA. Accordingly, the company recorded income tax expense of $21 million associated with this repatriation. The repatriated funds were used for research and development, capital expenditures, and other permitted activities.

Income taxes and remittance taxes have not been recorded on approximately $1.0 billion of undistributed earnings of foreign operations of Monsanto, either because any taxes on dividends would be substantially offset by foreign tax credits, or because

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal year 2006, the IRS completed an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group). As a result of the conclusion of this audit, and to a lesser extent, the resolution of various state income tax issues, Monsanto has recorded a favorable adjustment to the income tax reserve in fiscal year 2006. During fiscal year 2005, the IRS completed their audit of the company’s export subsidiary for 2000 and 2001 and issued a no-change report for these periods. As a result of the conclusion of this audit, Monsanto has recorded a favorable adjustment to the income tax reserve in fiscal year 2005. During fiscal year 2004, a settlement was reached with the IRS on a number of issues. As a result, Monsanto recorded a favorable adjustment to the income tax reserve in fiscal year 2004. As of Aug. 31, 2006, management believes that its accruals for income tax liabilities are adequate.

NOTE 12. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto has a committed borrowing facility of $1.0 billion, which was unused as of Aug. 31, 2006. This five-year facility expires in June 2009 and was initiated to be used for general corporate purposes, which may include working capital, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. Covenants under this credit facility restrict maximum borrowings. There are no related compensating balances, but the facility is subject to various fees, which are based on the company’s credit rating.

Effective March 11, 2005, Monsanto finalized a 364-day $1.0 billion revolving credit facility. During February 2006, Monsanto elected to not renew this facility, and it expired on March 10, 2006.

Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2006	2005

Commercial Paper	$—	$43
Current Maturities of Long-Term Debt	4	29
Notes Payable to Banks	24	54

Total Short-Term Debt	$28	$126

	As of Aug. 31,
	2006	2005

Weighted-Average Interest Rate on Short-Term Borrowings at End of Period	8.8%	5.1%

As of Aug. 31, 2006, the company did not have any outstanding commercial paper, but it had several short-term borrowings to support ex-U.S. operations, which had weighted-average interest rates as indicated above. Certain of these bank loans also act to limit exposure to changes in foreign-currency exchange rates.

Overdrafts were previously reported within short-term debt in the Statements of Consolidated Financial Position but are now included in accounts payable to better reflect the nature of the liabilities as book overdrafts. As of Aug. 31, 2005, overdrafts were $156 million and have been reclassified to accounts payable.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2006	2005

7 3/8% Senior Notes, Due 2012(1)	$484	$483
4% Senior Notes, Due 2008(1, 2)	232	245
5 1/2% Senior Notes, Due 2035(1)	394	394
5 1/2% Senior Notes, Due 2025(1)	263	260
Euro Bank Facility, Due 2009(3)	257	—
Variable Rate Medium-Term Notes, Due 2007(4)	—	63
Other	9	13

Total Long-Term Debt	$1,639	$1,458

(1)	Amounts are net of unamortized discounts. For the 5 1/2% Senior Notes due 2025, amount is also net of the unamortized premium of $50 million and $53 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively.

(2)	In connection with this debt, the company entered into certain interest rate hedging contracts, which effectively exchange the fixed interest rate to variable interest at the six-month London Interbank Offered Rate (LIBOR), plus a weighted-average spread of 0.39 percentage points.

(3)	The interest rate is a floating rate based on the Euro Interbank Offered Rate (Euribor).

(4)	The interest rate for borrowings under these agreements is the Brazil Development Bank funding interest rate, as adjusted quarterly, plus a spread of 4 percentage points, and the long-term interest rate, as set quarterly by the Central Bank of Brazil, plus a spread of 3 percentage points.

In May 2002, Monsanto filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). On Aug. 14, 2002, Monsanto issued $600 million in 7 3/8% Senior Notes under the 2002 shelf registration, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million (7 3/8% Senior Notes). As of Aug. 31, 2006, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see discussion below regarding a debt exchange for $314 million of the 7 3/8% Senior Notes). The net proceeds from the sale of the 7 3/8% Senior Notes were used to reduce commercial paper borrowings and to repay short-term debt owed to Pharmacia. In May 2003, Monsanto issued $250 million of 4% Senior Notes under the 2002 shelf registration (4% Senior Notes). The 4% Senior Notes are due on May 15, 2008. The net proceeds from the sale of the 4% Senior Notes were used to reduce commercial paper borrowings.

In May 2005, Monsanto filed a new shelf registration with the SEC (2005 shelf registration) that allowed the company to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes under the 2005 shelf registration, which are due on July 15, 2035 (5 1/2% 2035 Senior Notes). The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. As of Aug. 31, 2006, $1.6 billion remained available under the 2005 shelf registration.

In August 2005, Monsanto exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of its outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange. The $53 million premium is included in the cash flows required by financing activities in the Statement of Consolidated Cash Flows. The transaction has been accounted for as an exchange of debt under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered to be favorable. In October 2005, the company filed a registration statement with the SEC on Form S-4 with the intention to commence a registered exchange offer during fiscal year 2006 to provide holders of the newly issued privately placed notes with the opportunity to exchange such notes for substantially identical notes registered under the Securities Act of 1933. In February 2006, Monsanto issued $314 million aggregate principal amount of its 5 1/2% Senior Notes due 2025, in exchange for the same principal amount of its 5 1/2% Senior Notes due 2025 which had been issued in the private placement transaction in August 2005. The offering of the notes issued in February was registered under the Securities Act of 1933.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2006, Monsanto issued $251 million of additional debt in Europe through a private placement in order to fund repatriated foreign earnings. See Note 11 — Income Taxes — for additional discussion of the repatriated earnings. The interest rate is a variable rate based on the Euro Interbank Offered Rate (Euribor).

During fiscal year 2004, Monsanto issued approximately $100 million of additional debt, primarily medium-term debt in Brazil with floating interest. These loans were eliminated throughout 2005. During fiscal year 2005, $60 million in debt was issued in Brazil to finance fiscal year 2006 working capital needs at a term of 18 months. All of this debt was retired except $2 million, which remained outstanding as of Aug. 31, 2006.

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

The information regarding interest expense below reflects Monsanto’s interest expense, interest expense on debt, or interest amounts specifically attributable to Monsanto:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Interest Cost Incurred	$143	$121	$98
Less: Capitalized on Construction	(9)	(6)	(7)

Interest Expense	$134	$115	$91

NOTE 13. FINANCIAL INSTRUMENTS

The notional amounts, carrying amounts, and estimated fair values of the company’s financial instruments were as follows as of Aug. 31, 2006, and Aug. 31, 2005:

	As of Aug. 31,
	2006			2005
	Notional	Carrying	Fair	Notional	Carrying	Fair
(Dollars in millions)	Amount	Amount	Value	Amount	Amount	Value

Financial Assets:
Foreign-currency contracts:
Forward purchases	$691	$1	$1	$585	$(2)	$(2)
Forward sales	939	(14)	(14)	695	7	7
Options	216	(7)	(7)	96	—	—
Commodity futures:
Futures purchased — net	153	(5)	(5)	57	(2)	(2)
Options purchased	32	—	—	88	—	—
Swaps	74	(1)	(1)	12	7	7
Other derivative contracts	3	—	—	5	—	—
Financial Liabilities:
Interest rate derivatives	250	6	6	250	4	4
Short-term debt	—	28	28	—	282	282
Long-term debt	—	1,639	1,627	—	1,458	1,545

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Monsanto’s energy risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in natural gas prices and diesel prices.

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

The company hedges a portion of its net investment in Brazilian subsidiaries and recorded an after-tax loss of $5 million in fiscal year 2006, an after-tax loss of $23 million in fiscal year 2005, and an after-tax loss of $15 million in fiscal year 2004, all of which are included in accumulated foreign currency translation.

Foreign currencies in which Monsanto has significant hedged exposures are the euro, the Canadian dollar, the Brazilian real, the Australian dollar, and the Mexican peso. The aggregate net transaction loss, net of related hedging gains and losses, included in net earnings for fiscal years 2006, 2005, and 2004, was $9 million, $24 million, and $29 million, respectively.

As of Aug. 31, 2006, $9 million has been recorded in accumulated other comprehensive loss to reflect the after-tax change in the fair value of foreign currency derivatives that have been designated as hedges of foreign currency cash flows. These derivatives all expire or mature within the next 22 months, and any realized gain or loss will be reclassified to earnings.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto’s interest rate swap agreement was a liability of $6 million as of Aug. 31, 2006, and a liability of $4 million as of Aug. 31, 2005. The company estimates the fair value of its interest rate management derivative based on quoted market prices.

The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS 149, had an immaterial effect on earnings in fiscal years 2006, 2005, and 2004. No fair-value hedges were discontinued during fiscal years 2006, 2005, or 2004.

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

Monsanto recognized a net gain of less than $1 million in fiscal year 2006, and net losses of $2 million and $4 million for fiscal years 2005 and 2004, respectively, in cost of goods sold, which represented the ineffectiveness of all cash-flow hedges. These amounts represent the portion of the derivatives’ fair value that was excluded from the assessment of hedge effectiveness. No cash-flow hedges were discontinued during fiscal years 2006, 2005, or 2004.

As of Aug. 31, 2006, $3 million of after-tax deferred net gains on derivative instruments was recorded in accumulated other comprehensive loss and is expected to be reclassified into earnings in fiscal year 2007. The actual sales of the inventory, which are expected to occur during the next 12 months, will necessitate the reclassification of the derivative gains into earnings. As of Aug. 31, 2005, after-tax deferred net gains on derivative instruments accumulated in other comprehensive loss were $11 million. As of Aug. 31, 2004, after-tax deferred net losses on derivative instruments accumulated in other comprehensive loss were $5 million. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 60 months.

In May 2005, the company entered into treasury rate lock agreements with several banks to hedge against changes in long-term interest rates in anticipation of a long-term debt issuance. The closing of these agreements in July 2005 resulted in a pre-tax loss of $10 million because of a decrease in interest rates. Monsanto designated these rate lock agreements as cash-flow hedges. The net loss on the rate locks is recognized in other comprehensive loss until the hedged interest costs are recognized in earnings. As of Aug. 31, 2006, $6 million of after-tax deferred net losses on the interest rate lock accumulated in other comprehensive loss is expected to be reclassified into earnings during the next 29 years, which is the remaining term of the underlying debt.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks throughout the world and in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Aug. 31, 2006, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

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

Monsanto regularly evaluates its business practices to minimize its credit risk. During fiscal years 2006 and 2005, the company engaged multiple banks in Argentina and Brazil in the development of new customer financing options that involve

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

direct bank financing of customer purchases. For further information on these programs, see Note 7 — Customer Financing Programs.

NOTE 14. POSTRETIREMENT BENEFITS — PENSIONS

Most of Monsanto’s U.S. employees are covered by noncontributory pension plans sponsored by the company. Pension benefits are based on an employee’s years of service and compensation level. Pension plans were funded in accordance with Monsanto’s long-range projections of the plans’ financial condition. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.

Components of Net Periodic Benefit Cost

Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $73 million, $57 million and $50 million in fiscal years 2006, 2005 and 2004, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31,			Year Ended Aug. 31,			Year Ended Aug. 31,
	2006			2005			2004
		Outside			Outside			Outside
(Dollars in millions)	U.S.	the U.S.	Total	U.S.	the U.S.	Total	U.S.	the U.S.	Total

Service Cost for Benefits Earned During the Year	$36	$7	$43	$32	$4	$36	$29	$4	$33
Interest Cost on Benefit Obligation	83	10	93	87	9	96	90	8	98
Assumed Return on Plan Assets	(104)	(15)	(119)	(104)	(12)	(116)	(99)	(12)	(111)
Amortization of Unrecognized Amounts	50	5	55	36	3	39	26	2	28
SFAS 88 Settlement Charge	—	1	1	—	2	2	—	2	2

Total	$65	$8	$73	$51	$6	$57	$46	$4	$50

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
	2006		2005		2004
		Outside		Outside		Outside
	U.S.	the U.S.	U.S.	the U.S.	U.S.	the U.S.

Discount Rate	5.00%	4.29%	5.80%	5.56%	6.25%	5.68%
Assumed Long-Term Rate of Return on Assets	8.75%	7.43%	8.75%	8.34%	8.75%	8.16%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.60%	3.25%	4.52%	3.25%	4.58%

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for most of its pension plans. The funded status of the pension plans as of Aug. 31, 2006, and Aug. 31, 2005, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,671	$1,515	$270	$171	$1,941	$1,686
Service cost	36	32	7	4	43	36
Interest cost	83	87	10	9	93	96
Plan participants’ contributions	—	—	1	1	1	1
Actuarial loss (gain)	(126)	140	(16)	20	(142)	160
Acquisitions	—	15	—	79	—	94
Benefits paid	(129)	(118)	(18)	(14)	(147)	(132)
Plan Amendments	—	—	(2)	—	(2)	—

Benefit Obligation at End of Period	$1,535	$1,671	$252	$270	$1,787	$1,941

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,232	$1,103	$189	$116	$1,421	$1,219
Actual return on plan assets	105	172	23	17	128	189
Employer contribution	63	64	9	3	72	67
Plan participants’ contributions	—	—	1	1	1	1
Acquisitions	—	12	—	66	—	78
Fair value of benefits paid(1)	(129)	(119)	(18)	(14)	(147)	(133)

Plan Assets at End of Period	$1,271	$1,232	$204	$189	$1,475	$1,421

Unfunded Status	264	439	48	81	312	520
Unrecognized Prior Service Cost	(12)	(15)	1	(1)	(11)	(16)
Unrecognized Subsequent Loss	(391)	(566)	(23)	(49)	(414)	(615)

Net Pension (Asset) Liability	$(139)	$(142)	$26	$31	$(113)	$(111)

(1)	Employer contributions and benefits paid under the pension plans include $4 million paid from employer assets in each of fiscal years 2006 and 2005.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2006, and Aug. 31, 2005, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2006	2005	2006	2005

Discount Rate	5.90%	5.00%	4.96%	4.29%
Rate of Compensation Increase	4.00%	4.00%	3.54%	3.60%

In fiscal year 2007, pension expense, which will be determined using assumptions as of Aug. 31, 2006, is expected to decrease compared with fiscal year 2006 expense. The company increased its discount rate assumption as of Aug. 31, 2006, to reflect current economic conditions of market interest rates.

The U.S. accumulated benefit obligation (ABO) as of Aug. 31, 2006, and Aug. 31, 2005, was $1.5 billion and $1.6 billion, respectively. The ABO for plans outside of the United States was $195 million and $209 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively.

The projected benefit obligation (PBO), ABO, and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2006, and Aug. 31, 2005, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2006	2005	2006	2005	2006	2005

PBO	$1,535	$1,671	$107	$229	$1,642	$1,900
ABO	1,478	1,585	98	204	1,576	1,789
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	1,271	1,232	80	179	1,351	1,411

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2006, and Aug. 31, 2005, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2006	2005	2006	2005	2006	2005

PBO	$1,535	$1,671	$107	$112	$1,642	$1,783
ABO	1,478	1,585	98	102	1,576	1,687
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	1,271	1,232	80	74	1,351	1,306

As of Aug. 31, 2006, and Aug. 31, 2005, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:

Net Pension (Asset) Liability

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2006	2005	2006	2005	2006	2005

Miscellaneous Accruals	$—	$—	$4	$5	$4	$5
Accrued Pension Liability	25	20	54	56	79	76
Additional Minimum Liability	183	332	4	3	187	335
Pre-tax Accumulated Other Comprehensive Loss	(335)	(480)	(3)	(4)	(338)	(484)
Prepaid Benefit Cost	—	—	(32)	(28)	(32)	(28)
Intangible Assets	(12)	(14)	(1)	(1)	(13)	(15)

Net Pension (Asset) Liability	$(139)	$(142)	$26	$31	$(113)	$(111)

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, Monsanto recorded an additional minimum pension liability adjustment during fiscal years 2006 and 2005. The noncash adjustment recorded in fiscal year 2006 decreased postretirement liabilities by approximately $148 million, increased shareowners’ equity by approximately $90 million aftertax, decreased deferred income tax assets by approximately $56 million, and decreased intangible assets for prior service costs by approximately $2 million. The noncash adjustment recorded in fiscal year 2005 increased postretirement liabilities by approximately $20 million, increased deferred income tax assets by approximately $21 million, decreased intangible assets for prior service costs by approximately $3 million, and decreased shareowners’ equity by approximately $2 million aftertax. These adjustments were necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plans. The noncash charges to shareowners’ equity for these adjustments did not affect Monsanto’s results of operations, but they are reflected in other comprehensive income (loss).

Plan Assets

U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2006, and Aug. 31, 2005, and the target allocation range for fiscal year 2007, by asset category, follow. The fair value of assets for these plans was $1.3 billion and $1.2 billion as of Aug. 31, 2006, and Aug. 31, 2005, respectively.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,
Asset Category	2007	2006	2005

Equity Securities	60 - 70%	66.5%	65.2%
Debt Securities	25 - 35%	28.1%	30.6%
Real Estate	2 - 8%	4.0%	3.9%
Other	0 - 3%	1.4%	0.3%

Total		100.0%	100.0%

The expected long-term rate of return on these plan assets was 8.75 percent in fiscal years 2006, 2005 and 2004. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and is adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2006, and Aug. 31, 2005, and the weighted-average target allocation range for fiscal year 2007, by asset category, follows. The fair value of plan assets for these plans was $204 million and $189 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,
Asset Category	2007	2006		2005

Equity Securities	57 - 77%	50.4%	(1)	53.0%
Debt Securities	22 - 38%	48.3%	(1)	45.7%
Other	0 - 5%	1.3%		1.3%

Total		100.0%		100.0%

(1)	The fair value of plan assets of $204 million for fiscal year 2006 includes $70 million for a Seminis defined benefit plan. The plan assets for the Seminis plan are invested 20 percent in equity securities and 80 percent in debt securities. The difference in the Seminis and Monsanto plan assets causes the percentage of plan assets for equity and debt securities in 2006 to be outside of the 2007 target allocation range for debt securities. Excluding the Seminis plan, 68 percent of plan assets were invested in equity securities and 29 percent of plan assets were invested in debt securities as of Aug. 31, 2006.

The weighted-average expected long-term rate of return on the plans’ assets was 7.4 percent in fiscal year 2006, 8.3 percent in fiscal year 2005 and 8.2 percent in fiscal year 2004. See the discussion in the U.S. Plans section of this note related to the determination of the expected long-term rate of return on plan assets.

Expected Cash Flows

Information about the expected cash flows for the pension benefit plans follows:

		Outside
(Dollars in millions)	U.S.	the U.S.

Employer Contributions 2007	$64	$6
Benefit Payments
2007	130	17
2008	129	13
2009	129	15
2010	129	15
2011	131	13
2012-2016	685	72

In September 2006, Monsanto voluntarily contributed $60 million to the U.S. qualified plan. No additional contributions to the U.S. qualified plan are currently planned for fiscal year 2007. The company may contribute additional amounts to the plan depending on the level of future contributions required. The remaining portion of expected contributions for 2007 relates to the non-qualified U.S. plan and plans outside of the United States. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plans.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER POST EMPLOYMENT BENEFITS

Monsanto-Sponsored Plans

Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for company-subsidized postretirement health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees who retired from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2006, 2005, and 2004 were $33 million, $34 million, and $36 million, respectively.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. FSP 106-2 was effective for Monsanto’s first quarter of fiscal year 2005. Final regulations necessary to implement the Act were released in January 2005, which resulted in a remeasurement of postretirement obligations. Accordingly, Monsanto estimated a reduction of the postretirement benefit obligation of approximately $46 million as of Aug. 31, 2005. The reduction in annual benefit cost recorded in fiscal years 2006 and 2005 was $5 million and $4 million, respectively.

The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Service Cost for Benefits Earned During the Year	$13	$12	$11
Interest Cost on Benefit Obligation	16	18	21
Amortization of Unrecognized Net Loss	4	4	4

Total	$33	$34	$36

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2006	2005	2004

Discount Rate	5.00%	5.80%	6.25%
Initial Trend Rate for Health Care Costs	7.00%	8.00%	9.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%

A 7 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. This assumption is consistent with the plans’ recent experience and expectations of future growth. The rate is assumed to decrease gradually to 5 percent for 2008 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on Total of Service and Interest Cost	$1	$(1)

Effect on Postretirement Benefit Obligation	$6	$(6)

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto uses a measurement date of August 31 for most of its other postretirement benefit plans. The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of period	$319	$353
Service cost	13	12
Interest cost	16	18
Divestitures	—	(2)
Actuarial (gain) loss	(34)	(35)
Plan participant contributions	1	1
Medicare Part D Subsidy Receipts	1	—
Benefits paid(1)	(29)	(28)

Benefit Obligation at End of Period	$287	$319

Unfunded Status	$287	$319
Unrecognized Prior Service Credit	8	9
Unrecognized Subsequent Gain (Loss)	4	(36)

Accrued Postretirement Liability	$299	$292

(1)	Employer contributions and benefits paid under the other postretirement benefit plans include $29 million and $28 million from employer assets in fiscal years 2006 and 2005, respectively.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2006, and Aug. 31, 2005, were as follows:

	Year Ended Aug. 31,
	2006	2005

Discount Rate	5.90%	5.00%
Initial Trend Rate for Health Care Costs(1)	7.00%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2006, this rate is assumed to decrease gradually to 5 percent for 2011 and remain at that level thereafter. Previously, the rate was assumed to decrease gradually to 5 percent for 2008.

As of Aug. 31, 2006, and Aug. 31, 2005, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2006	2005

Miscellaneous Accruals	$24	$29
Postretirement Liabilities	275	263

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.

Expected Cash Flows

Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2007	$23
Benefit Payments(1)
2007	23
2008	24
2009	24
2010	25
2011	26
2012-2016	124

(1)	Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Act (as discussed above), which are estimated to be $2 million to $3 million annually from 2007 through 2011, and $14 million for the period 2012 through 2016.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected contributions include other postretirement benefits of $23 million to be paid from employer assets in 2007. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

Other Sponsored Plans

Other plans are offered to certain eligible employees. There is an accrual of $42 million and $41 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively, in the Statements of Consolidated Financial Position for anticipated payments to be made to employees who have retired or terminated employment.

In accordance with local statutory requirements, Seminis sponsors retirement and severance plans at several of its foreign locations. The plans are administered based on the legislative and tax requirements in the country in which they are established. The related accrual for anticipated payments to be made to foreign employees upon retirement or termination recognized in the Statements of Consolidated Financial Position was $17 million as of Aug. 31, 2006, and Aug. 31, 2005.

NOTE 16. EMPLOYEE SAVINGS PLANS

Monsanto-Sponsored Plans

The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to 25 percent of an employee’s eligible pay. Monsanto matches employee contributions to the plan with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). The Monsanto ESOP is leveraged by debt due to Monsanto. The debt, which was $15 million as of Aug. 31, 2006, is repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. The Monsanto ESOP debt was restructured in December 2004 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, including the increased diversification rights that were provided to certain participants, was completed in accordance with the best interests of plan participants. As a result of these enhancements related to the restructuring, a liability of $40 million was recorded as of Aug. 31, 2006, to reflect the ESOP enhancement.

As of Aug. 31, 2006, the Monsanto ESOP held 10.9 million shares of Monsanto common stock (allocated and unallocated). The unallocated shares of Monsanto common stock held by the ESOP are allocated each year to employee savings accounts as matching contributions in accordance with the terms of the Monsanto SIP. During fiscal year 2006, 1.1 million Monsanto shares were allocated specifically to Monsanto participants, leaving 4.5 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2006.

Contributions to the plan, representing compensation expense, are made annually in amounts sufficient to fund ESOP debt repayment. Dividends on unallocated shares are used to reduce expense. In fiscal years 2006 and 2005, the dividends paid on the shares held by the Monsanto ESOP were greater than the cost of the shares allocated to the participants. The following information relates to the Monsanto ESOP:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Total ESOP Expense	$—	$—	$3
Interest Portion of Total ESOP Expense	1	1	1
Net Cash Contribution	—	1	5
Dividends Paid on ESOP Shares Held	4	4	4

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Seminis-Sponsored Plans

Seminis maintains a qualified company-sponsored defined contribution savings plan covering eligible employees. Effective Jan. 1, 2006, this plan was frozen. Company contributions are based on a percentage of employee contributions and on employee salaries. Company contributions were $1 million for fiscal year 2006 and less than $1 million for the period from the date of acquisition through Aug. 31, 2005. The defined contribution savings plan also contains a profit-sharing provision. Annual contributions are based on employee age and salaries and totaled $1 million for fiscal year 2006 and $2 million for the period from the date of acquisition through Aug. 31, 2005. Effective Jan. 1, 2006, Seminis employees became eligible to participate in the Monsanto SIP. The Company has not yet determined when the assets of the Seminis Vegetable Seeds Retirement Plan that were allocated to the participants will be transferred to the Monsanto SIP.

NOTE 17. STOCK-BASED COMPENSATION PLANS

On Sept. 1, 2005, Monsanto adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes Monsanto’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. Monsanto has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Stock-based compensation expense recognized under SFAS 123R was $63 million for 2006, which consisted of: (1) compensation expense for all unvested share-based awards outstanding as of Aug. 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $3 million as of Aug. 31, 2006. No compensation cost was capitalized during fiscal years 2005 or 2004. SFAS 123R amends SFAS No. 95, Statements of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS 123R on the Statement of Consolidated Operations and Statement of Consolidated Cash Flows.

Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2006

Cost of Goods Sold	$(4)
Selling, General and Administrative Expenses (1)	(47)
Research and Development Expenses	(12)

Total stock-based compensation expense included in operating expenses	(63)
Income From Continuing Operations Before Income Taxes	(63)
Income Tax Benefit	(23)

Net Loss	$(40)

Basic and Diluted Loss per Share	$(0.07)

Net Cash Required by Operating Activities	$(98)
Net Cash Provided by Financing Activities	$98

(1)	Includes $13 million related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R.

Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and provide incentives for them to remain with the company. Monsanto issues stock option awards, restricted stock, and restricted stock units with performance conditions under three stock plans. Under the Monsanto Company Long-Term Incentive Plan, as amended (LTIP), formerly known as the Monsanto 2000 Management Incentive Plan, the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 78.5 million shares of Monsanto common stock. Other employees may be granted options under the Monsanto Company Broad-Based Stock Option Plan (Broad-Based Plan), which permits the granting of a maximum of 5.4 million shares of Monsanto common stock to employees other than officers and other employees subject to special reporting requirements. In January 2005, shareowners approved the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP), under which the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 24.0 million shares of Monsanto

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock. Under the LTIP, the option exercise price equals the fair market value of the common stock on the date of grant. As of Aug. 31, 2006, no awards have been granted under the 2005 LTIP. Additionally, 217,998 shares of directors’ deferred stock granted in prior years were vested and outstanding at Aug. 31, 2006.

The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the board of directors. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock generally vest at the end of a three-year or five-year service period as specified in the terms and conditions of the grant, as approved by the Restricted Stock Grant Committee of the board of directors. Restricted stock units represent the right to receive a number of shares of stock dependent upon vesting requirements. Vesting is subject to the employees’ continued employment during the designated service period and may also be subject to Monsanto’s attainment of specified performance criteria during the designated performance period. Shares related to restricted stock and restricted stock units are released to employees upon satisfaction of all vesting requirements. Compensation expense for stock options, restricted stock and restricted stock units is measured at fair value on the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award.

Certain Monsanto employees outside the United States may receive stock appreciation rights as part of Monsanto’s stock compensation plans. In addition, certain employees on international assignment may receive phantom stock awards. Both awards entitle those employees to receive a cash amount determined by the appreciation in the fair market value of the company’s common stock between the date of the award and the date of exercise. As of Aug. 31, 2006, the fair value of stock appreciation rights and phantom stock was $1 million and $2 million, respectively. The fair value is remeasured at the end of each reporting period until exercised, and compensation expense is recognized over the requisite service period in accordance with SFAS 123R. Share-based liabilities paid related to stock appreciation rights was $2 million, $1 million and less than $1 million during fiscal years 2006, 2005 and 2004, respectively. Additionally, less than $1 million per year was paid related to phantom stock awards in fiscal years 2006 and 2005. No phantom share awards were paid in fiscal year 2004.

Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each nonemployee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted common stock, deferred common stock, current cash and/or deferred cash. The Director Plan also provides that a nonemployee director will receive a grant of 3,000 shares of restricted stock upon commencement of service as a member of Monsanto’s board of directors which vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are automatically granted under the LTIP as provided for in the Director Plan. The fair value of awards granted under the Director Plan was $8 million as of Aug. 31, 2006. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award. There were no share-based liabilities paid under the Director Plan in 2006, 2005 or 2004.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of the Monsanto plans for the periods from Sept. 1, 2003, through Aug. 31, 2006, follows:

		Outstanding
		Weighted-Average
	Shares	Exercise Price

Balance Outstanding Sept. 1, 2003	52,786,922	$9.90
Granted	7,528,980	16.68
Exercised	(19,839,256)	9.95
Forfeited	(1,656,036)	10.02

Balance Outstanding Aug. 31, 2004	38,820,610	11.16
Granted	7,717,948	21.15
Exercised	(16,231,368)	10.69
Forfeited	(941,598)	17.34

Balance Outstanding Aug. 31, 2005	29,365,592	13.86
Granted	5,994,560	29.60
Exercised	(9,468,690)	12.15
Forfeited	(448,686)	24.83

Balance Outstanding Aug. 31, 2006	25,442,776	$18.01

Monsanto stock options outstanding as of Aug. 31, 2006, are summarized as follows:

	Options Outstanding				Options Exercisable
				Aggregate				Aggregate
		Weighted-Average		Intrinsic		Weighted-Average		Intrinsic
		Remaining	Weighted-Average	Value(1)		Remaining	Weighted-Average	Value(1)
Range of		Contractual Life	Exercise Price	(dollars in		Contractual Life	Exercise Price	(dollars in
Exercise Price	Shares	(Years)	per Share	millions)	Shares	(Years)	per Share	millions)

$ 7.32 - $10.00	8,018,002	5.35	$8.87	$309	8,018,002	5.35	$8.87	$309
$10.01 - $20.00	5,450,372	6.81	$15.64	$173	3,989,212	6.57	$15.41	$128
$20.01 - $30.00	11,666,040	8.57	$24.90	$263	1,575,378	7.88	$21.14	$41
$30.01 - $46.00	308,362	9.18	$36.80	$3	13,376	8.62	$31.00	—

	25,442,776			$748	13,595,968			$478

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Monsanto’s closing stock price of $47.44 as of Aug. 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted-average grant-date fair value of non-qualified stock options granted during fiscal 2006, 2005 and 2004 was $9.59, $5.08 and $4.64, respectively, per share. The total pre-tax intrinsic value of options exercised during the fiscal years ended 2006, 2005 and 2004 was $270 million, $268 million and $117 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $40 million as of Aug. 31, 2006, and will be recognized as expense over a weighted-average period of 1.7 years.

A summary of the status of Monsanto’s restricted stock, restricted stock units, and directors’ deferred stock compensation plans for fiscal year 2006 follows:

		Weighted-Average		Weighted-Average		Weighted-Average
	Restricted	Grant Date	Restricted	Grant Date	Directors’	Grant Date
	Stock	Fair Values	Stock Units	Fair Value	Deferred Stock	Fair Value

Nonvested as of Aug. 31, 2005	386,400	$12.47	545,640	$31.92	—	—
Granted	48,200	$30.09	242,880	$29.44	26,208	$31.46
Vested	278,000	$9.34	218,920	$31.92	26,208	$31.46
Forfeitures	—	—	—	—	—	—

Nonvested as of Aug. 31, 2006	156,600	$23.46	569,600	$30.86	—	—

The weighted-average grant-date fair value of restricted stock granted during fiscal years 2006, 2005 and 2004 was $30.09, $27.23 and $15.90, respectively, per share. The weighted average fair value for restricted stock units was $29.44 on the grant date for those granted during fiscal year 2006 and $31.92 upon adoption of SFAS 123R for those granted during fiscal years 2005 and 2004. The weighted-average grant-date fair value of directors’ deferred stock granted during fiscal 2006, 2005 and 2004 was $31.46, $18.27 and $12.76, respectively, per share. The total fair value of restricted stock that vested during fiscal

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

years 2006, 2005, and 2004 was $3 million, less than $1 million and $1 million, respectively. The total fair value of restricted stock units that vested during fiscal year 2006 was $7 million. No restricted stock units vested during fiscal years 2005 or 2004. The total fair value of directors’ deferred stock vested during fiscal years 2006, 2005 and 2004 was $1 million per year.

Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $2 million and $8 million, respectively, as of Aug. 31, 2006, which will be recognized as expense over the weighted-average remaining requisite service periods. At Aug. 31, 2006, there was no unrecognized compensation expense related to directors’ deferred stock. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 2.5 years and 1.6 years, respectively, as of Aug. 31, 2006.

Valuation and Expense Information under SFAS 123R: Upon adoption of SFAS 123R, Monsanto began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. A lattice-binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including volatility, risk-free interest rate and expected dividends. Expected volatilities used in the model are based on implied volatilities from traded options on Monsanto’s stock and historical volatility of Monsanto’s stock price. The expected life represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the model. The lattice-binomial model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The following assumptions were used to calculate the estimated value of employee stock options:

	2006	2005	2004
Assumptions	Lattice-binomial	Black-Scholes	Black-Scholes

Expected Dividend Yield	1.1%	1.44%	1.76%
Expected Volatility	32%-36%	32.81%	31.45%
Weighted-Average Volatility	33.2%	N/A	N/A
Risk-Free Interest Rates	4.22%-5.02%	2.62%	2.50%
Weighted-Average Risk-Free Interest Rate	4.4%	N/A	N/A
Expected Option Life (in years)	5.9	4.0	4.0

In accordance with the modified prospective transition method, Monsanto’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS 123R. Accordingly, no compensation expense related to stock option awards was recognized in 2005 or 2004, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and income per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption for SFAS 123R. Stock-based compensation expense of $15 million and $5 million included in net income for 2005 and 2004 was related to expense for awards of restricted stock, restricted stock units, stock appreciation rights and awards granted under the Director Plan. For purposes of this pro forma disclosure, the estimated fair value of the award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2005	2004

Net Income:
As reported	$255	$267
Add: Stock-based compensation expense included in reported Net Income, net of tax	9	3
Less: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(33)	(16)

Pro forma	$231	$254

Basic Income per Share:
As reported	$0.48	$0.50
Pro forma	$0.43	$0.48
Diluted Income per Share:
As reported	$0.47	$0.49
Pro forma	$0.42	$0.47

For stock option awards with accelerated vesting provisions that are granted to retirement-eligible employees and to employees that become eligible for retirement subsequent to the grant date, Monsanto previously followed the guidance of

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

APB 25 and SFAS 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS 123R requires compensation costs to be recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the SEC clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, Monsanto will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The impact of accelerated vesting on the pro forma disclosure shown above is immaterial. Monsanto has followed the guidance of SFAS 123R for awards granted subsequent to the adoption date.

Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. These benefits totaled $98 million, $94 million and $37 million for the fiscal years ended 2006, 2005 and 2004, respectively, and were recorded as an increase to additional paid-in capital.

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

There were no shares of preferred stock outstanding as of Aug. 31, 2006, or Aug. 31, 2005. As of Aug. 31, 2006, and Aug. 31, 2005, 543.2 and 536.4 million shares of common stock were outstanding, respectively, and 108 million shares of common stock were reserved for employee and director stock options.

On July 31, 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of the company’s common stock over a three-year period. As of Aug. 31, 2005, the company purchased 25.3 million shares for $500 million. In July 2005, the company announced that it had completed its $500 million share repurchase program a year ahead of the authorized expiration period. In October 2005, the board of directors authorized the purchase of up to $800 million of our common stock over a four-year period. In 2006, the company purchased $120 million of our common stock, excluding commissions, under the $800 million authorization, $6 million of which was included in accrued liabilities at Aug. 31, 2006. A total of 2.8 million shares were repurchased under this program.

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

	As of Aug. 31,
(Dollars in millions)	2006	2005	2004

Accumulated Foreign Currency Translation Adjustments	$(402)	$(593)	$(824)
Net Unrealized Gains on Investments, Net of Taxes	18	7	9
Net Accumulated Derivative Loss, Net of Taxes	(28)	(2)	(18)
Minimum Pension Liability, Net of Taxes	(211)	(301)	(299)

Accumulated Other Comprehensive Loss	$(623)	$(889)	$(1,132)

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. These dilutive potential common shares consisted of 12 million, 12 million and 10 million, in fiscal years 2006, 2005 and 2004, respectively. In fiscal years 2006 and 2005, less than 0.1 million stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Similarly, in fiscal year 2004, 6 million outstanding stock options were excluded from the computation.

	Year Ended Aug. 31,
(Shares in millions)	2006	2005	2004

Weighted-Average Number of Common Shares	540.0	533.6	528.8
Dilutive Potential Common Shares	11.6	11.7	9.6

NOTE 21. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes during fiscal years 2006, 2005 and 2004 were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Interest	$118	$128	$107
Taxes	180	83	65

During fiscal years 2006, 2005 and 2004, the company recorded the following noncash investing and financing transactions:

•	In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. Through Aug. 31, 2006, the company had acquired 2.8 million shares for $120 million, $6 million of which was included in accrued liabilities as of Aug. 31, 2006.

•	In second quarter 2006, an intangible asset and a liability in the amount of $61 million was recorded as a result of minimum annual royalty provisions in the UC license agreement described in Note 9 — Goodwill and Other Intangible Assets.

•	During fiscal years 2006 and 2005, the company recognized noncash transactions related to acquisitions. See Note 4 — Business Combinations — for details of assets acquired and liabilities assumed in 2006 acquisitions.

•	In fourth quarter 2006, 2005 and 2004, the board of directors declared a dividend payable in first quarter 2007, 2006 and 2005, respectively. As of Aug. 31, 2006, 2005 and 2004, a dividend payable of $55 million, $46 million and $39 million, respectively, was recorded.

•	During fiscal year 2005, the company recognized a noncash transaction related to a customer financing program in Brazil. See Note 7 — Customer Financing Programs — for further discussion of the program and the related noncash transaction.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 22. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2006.

	Payments Due by Fiscal Year Ending Aug. 31,
							2012 and
(Dollars in millions)	Total	2007	2008	2009	2010	2011	beyond

Long-Term Debt(1)	$1,639	$—	$238	$257	$1	$1	$1,142
Interest Payments Relating to Long-Term Debt(2)	1,250	107	106	76	76	76	809
Operating Lease Obligations	113	34	26	18	10	8	17
Purchase Obligations:
Uncompleted additions to property	67	52	15	—	—	—	—
Commitments to purchase inventories	448	377	26	14	11	10	10
Commitments to purchase breeding research	982	45	45	45	45	45	757
R&D alliances and joint venture obligations	149	55	44	26	13	8	3
Other purchase obligations	133	51	46	29	2	1	4
Other Liabilities Reflected on the Balance Sheet	88	10	7	6	5	5	55

Total Contractual Obligations	$4,869	$731	$553	$471	$163	$154	$2,797

(1)	In October 2006, approximately $63 million of long-term debt related to the Euro Bank Facility, due 2009 was paid down. See Note 12 — Debt and Other Credit Arrangements — for additional information on this debt.

(2)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2006.

Rent expense was $99 million for fiscal year 2006, $83 million for fiscal year 2005, and $76 million for fiscal year 2004.

Pending Acquisition: On Aug. 15, 2006, Monsanto announced the signing of a definitive agreement to purchase all of the outstanding stock of Delta and Pine Land Company (NYSE: DLP) for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). Delta and Pine Land Company is a leader in the cotton seed industry and currently operates the largest and longest running private cotton seed breeding program in the world. The transaction was unanimously approved by the boards of directors of both companies and is subject to Delta and Pine Land Company shareowner approval, review and approval by appropriate regulatory authorities including the U.S. Department of Justice, and other customary closing conditions. The agreement provides several potential consequences for litigation between Delta and Pine Land and Monsanto in the event the transaction is not closed because of: (1) certain circumstances generally related to antitrust issues, in which case the company would be obligated to pay Delta and Pine Land $600 million and all litigation would terminate; (2) Delta and Pine Land’s interest in another acquisition transaction or failure to perform certain covenants generally related to another acquisition offer and assistance with antitrust clearance, in which case all litigation would terminate without payment by either party; or (3) withdrawal of the recommendation of Delta and Pine Land’s board of directors or any other reason, in which case litigation may recommence and Delta and Pine Land may be obligated to pay Monsanto $15 million or its licenses with Monsanto may be amended in its favor, depending on the reason for the termination. The purchase price is not included in the above table as it is contingent upon the approval requirements also described above.

Monsanto may be required to divest the U.S. assets of its Stoneville cottonseed business as a condition of obtaining regulatory approval of its proposed acquisition of Delta and Pine Land Company. As such, Monsanto commenced activities to identify potential buyers. However, consummation of the Delta and Pine Land Company acquisition, which would be a pre-condition to any sale of Stoneville assets, is dependent on approval by Delta and Pine Land shareholders and regulatory agencies, and as such, the financial results of the Stoneville business are included in income from continuing operations for all years presented. Monsanto intends to finance a portion of the acquisition with cash reserves at the time of close and is considering a number of alternatives to finance the remaining balance, including current debt facilities already in place. If Monsanto decides to change its capital structure to finance the acquisition, some initial alternatives under consideration are an increased credit line, commercial paper financing, or an incremental debt offering.

Guarantees: Monsanto provides guarantees on behalf of certain suppliers. As of Aug. 31, 2006, a guarantee is outstanding to a bank that financed construction of a supplier’s plant. This plant supplies certain raw materials to a Monsanto facility in Brazil. The term of this guarantee is equivalent to the term of the financing agreements, which are to be paid during calendar

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

year 2008. If the supplier fails to pay the obligations when due, Monsanto would incur a liability to make these payments. As of Aug. 31, 2006, the maximum potential amount of future payments under this guarantee was $6 million with respect to principal, plus additional amounts with respect to interest and related expenses. Monsanto believes that it is not likely to incur a loss under this guarantee, and it has therefore not recorded any liability related to its obligation under this guarantee. If Monsanto were to incur a loss under this guarantee, Monsanto would have recourse against the supplier and the shareowners of the supplier’s parent company pursuant to an agreement entered into by the parties.

Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

In fiscal year 2005, Monsanto established a wholly-owned finance subsidiary in Canada. The new subsidiary issued debt securities of $150 million, which are outstanding as of Aug. 31, 2006, and which are fully and unconditionally guaranteed by Monsanto. There are no significant restrictions on Monsanto’s ability to obtain funds from the finance subsidiary by dividend or loan.

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

In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements, and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of $3 million as of fiscal years 2006 and 2005, related to these indemnifications.

Monsanto provides guarantees for certain customer loans in the United States, Brazil, Europe and Argentina. See Note 7 — Customer Financing Programs — for additional information.

Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation and Indemnification” section of this note.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2006, and Aug. 31, 2005, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2006	2005

U.S. Agricultural Product Distributors	$504	$483
European Agricultural Product Distributors	413	357
Argentina(1)	126	149
Brazil(1)	315	364
Mexico(1)	63	77
Asia-Pacific(1)	125	103
Canada(1)	80	95
Other	127	120

Gross Trade Receivables	1,753	1,748
Less: Allowance for Doubtful Accounts	(298)	(275)

Net Trade Receivables	$1,455	$1,473

(1)	Represents customer receivables within the specified geography.

In fiscal year 2006, trade receivables related to European agricultural product distributors increased primarily because of higher fourth quarter sales and lower customer collections and prepayments. For further details on the allowance for doubtful trade receivables, see Note 6 — Trade Receivables. The company’s receivables focus continues to be on the key agricultural markets of Argentina and Brazil. Net trade receivables in Argentina and Brazil were as follows:

	As of Aug. 31,
(Dollars in millions)	2006	2005

Argentina	$77	$92
Brazil	198	271

In fiscal year 2005, the allowance for doubtful trade receivables in Argentina was increased by $45 million for potential uncollectible Argentine accounts receivable as the redesign of the Argentine business model, coupled with the continued economic and business challenges, led to increased credit exposure. The company continues to pursue customer collections aggressively to minimize exposure. Management’s current assessment of the situation is that the allowance balance for Argentine receivables is adequate.

The combination of poor growing conditions, the appreciation of the Brazilian real, and lower commodity prices continued to negatively impact the Brazilian agricultural economy and farmer liquidity in 2006 which resulted in increases in past-due trade receivables and the related allowance for doubtful trade receivables as of Aug. 31, 2006, compared with Aug. 31, 2005. To mitigate the associated credit risks, Monsanto has further tightened its credit policy, implemented a grain-based collection system, and increased cash sales. Our net receivables as a percent of sales have improved from 49% in 2005 to 36% in 2006.

Remediation Obligations: Monsanto’s Statements of Consolidated Financial Position include accrued liabilities of $26 million as of Aug. 31, 2006, and $17 million as of Aug. 31, 2005, for the remediation of Monsanto’s existing and Pharmacia’s former agricultural manufacturing facilities and certain off-site disposal and formulation facilities. There is currently no material range of loss in excess of the amount recorded for these sites. It is possible that new information about these sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto, or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses at these sites may be affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other potentially responsible parties. Monsanto does not expect the resolution of such uncertainties to have a material adverse effect on its financial position, profitability, or liquidity. The amounts described above do not include Solutia environmental liabilities that Monsanto expects to fund on behalf of Pharmacia. See “Litigation and Indemnification” below for a discussion of amounts accrued in connection with Solutia’s environmental liabilities.

Litigation and Indemnification: Monsanto is involved in various legal proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These include proceedings to which Monsanto is a party in its own name, proceedings to which Pharmacia is a party but that Monsanto

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

manages and for which Monsanto is responsible, and proceedings that Monsanto is managing related to Solutia’s Assumed Liabilities (defined below). Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. While the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity, excluding liabilities relating to Solutia. Specific information with respect to these proceedings appears below and in Part I — Item 3 — Legal Proceedings of this report.

Certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Three complaints filed in October 1999 are being handled collectively and involve approximately 16,800 plaintiffs. The plaintiffs allege that they were exposed to Agent Orange and that as a result they suffered injuries or their children suffered birth defects. In 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims on the basis of lack of causation and statutes of limitations. On Jan. 26, 2006, the Seoul High Court affirmed the denial of any recovery for approximately 10,000 plaintiffs, stating they had failed to show that any injuries they claimed were caused by exposure to the Agent Orange. In addition, for approximately 6,800 plaintiffs, the Seoul High Court reversed the decision of the Seoul District Court and awarded damages jointly against Dow Chemical and the former Monsanto Company in the amount of $62 million, plus pre-judgment interest in the amount of approximately $30 million and post-judgment interest at the rate of 20 percent per annum. On Feb. 17, 2006, Dow Chemical and the former Monsanto Company filed a notice of appeal with the Korean Supreme Court, as did the plaintiffs. Management does not believe it is probable that Monsanto will incur this liability, and accordingly, has not recorded a charge for the judgment.

On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. Trial is set for June 2007. On June 6, 2006, in a related matter, Federal Insurance Company filed suit in the U.S. District Court for the Eastern District of Missouri, seeking a declaratory judgment that its insurance policy with Monsanto does not apply to this litigation, because there are no alleged fiduciary issues. In September 2006, the parties settled this matter. Federal Insurance agreed to dismiss the declaratory judgment case, without prejudice, and pay one half of Monsanto’s defense costs in the Walker litigation.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effect the Chapter 11 proceeding will have on Monsanto’s ability to recover on those claims. Following is a description of certain of the proceedings related to Solutia’s bankruptcy:

•	On April 20, 2004, Solutia filed a complaint for declaratory judgment against Pharmacia and Monsanto that, among other things: (a) any and all rights that Pharmacia and Monsanto have against Solutia for indemnification pursuant to the Distribution Agreement are “claims” that arose before Solutia filed its bankruptcy petition and may be discharged in the Chapter 11 proceeding; and (b) the Distribution Agreement has been fully performed. On May 7, 2004, the Official Committee of Retirees (Retirees’ Committee) filed a complaint for declaratory judgment against Solutia, Pharmacia and Monsanto that Pharmacia and Monsanto share responsibility for providing certain benefits to certain retirees and must pay certain benefits to certain retirees if Solutia reduces or terminates retiree benefits. The Retirees’ Committee also seeks to have the Bankruptcy Court declare all claims held by Pharmacia and Monsanto subordinate to the retiree claims. Monsanto believes it has meritorious defenses to assert in each of these matters; however, it has not filed any response or asserted counterclaims because all parties have agreed to a limited stay of all litigation. Given the uncertain nature of litigation, Monsanto cannot reasonably predict the outcome of either proceeding.

•	Solutia, the Official Committee of Unsecured Creditors (Creditors’ Committee), the Retirees’ Committee, Monsanto and Pharmacia have agreed to a stay of all litigation in the bankruptcy proceedings, which remains in force and effect, subject to any party’s right to issue a termination notice.

•	Monsanto filed its proof of claim on Nov. 29, 2004, and it remains effective. Solutia, the Creditors’ Committee, Monsanto and Pharmacia have agreed that Monsanto and Pharmacia may amend their initial proofs of claim and file additional claims through Feb. 1, 2007, which date may be extended by further agreement of the parties.

•	On March 7, 2005, the Official Committee of Equity Security Holders (Equity Committee) filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia’s spinoff, and Solutia’s indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto’s and Pharmacia’s claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On May 24, 2005, Monsanto and Pharmacia filed a motion to dismiss the Complaint and Objection to Claim, and on April 11, 2006, the Bankruptcy Court announced that it would deny Pharmacia’s and Monsanto’s motion to dismiss and permit this litigation to proceed. On Sept. 14, 2006, the Bankruptcy Court determined that the Equity Committee lacks standing to pursue Solutia’s claims against Pharmacia and Monsanto but that the Equity Committee has standing to pursue its own objections to the claims of Pharmacia and Monsanto. Pharmacia and Monsanto intend to challenge any pursuit of claims by the Equity Committee allowed under the April 11 and Sept. 14, 2006, rulings. Trial on the Equity Committee objections to the claims of Pharmacia and Monsanto is scheduled for Dec. 2006.

•	On Dec. 16, 2005, Solutia filed a complaint against Pharmacia and Monsanto to recover alleged preferential transfers from Monsanto and avoid the transfers of certain liabilities allegedly fraudulently transferred to Solutia by Pharmacia and Monsanto. This complaint was filed by Solutia prior to a two-year statutory deadline from Solutia’s Chapter 11 petition date (Dec. 17, 2003) to preserve rights, if any, of Solutia’s bankruptcy estate. Concurrent with this filing, Solutia announced that: (i) it filed this action to preserve the legal rights of Solutia’s bankruptcy estate; (ii) Solutia has made no decision to pursue this action; and (iii) Solutia remains committed to the agreement in principle described below. The complaint is redundant in many respects to other pending actions filed against Monsanto and Pharmacia by other constituents in the case (including the Equity Committee and the Retirees’ Committee). Monsanto remains committed to the agreement-in-principle, which forms the basis for Solutia’s Plan of Reorganization (Plan), which would render this complaint moot if the Plan becomes effective and binding.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	On Feb. 14, 2006, Solutia filed its Plan and accompanying Disclosure Statement (Disclosure Statement) with the Bankruptcy Court. The Plan is supported by the Creditors’ Committee, the Retirees’ Committee, Pharmacia and Monsanto. Monsanto’s contribution commitment to Solutia under the Plan is substantially similar to that described in the agreement-in-principle Monsanto reached on June 7, 2005, with Solutia and the Creditors’ Committee, namely, Monsanto would: (i) backstop a $250 million rights offering to certain unsecured creditors who will be given the opportunity to purchase 22.7 percent of the common stock of Reorganized Solutia; (ii) accept financial responsibility for toxic tort litigation relating to Pharmacia’s chemical business that occurred prior to Sept. 1, 1997; (iii) accept financial responsibility for environmental remediation obligations at sites relating to Pharmacia’s chemical business which Solutia never owned or operated; and (iv) share financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois, provided that Solutia would pay the first $50 million out of the rights offering (described above), Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia’s Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility for costs equally. The Plan provides for a comprehensive retiree settlement and includes a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997. In consideration for Monsanto’s contributions described in the Plan, the resolution of Monsanto’s claims in Solutia’s Chapter 11 case, and settlement of ongoing and potential litigation in the case, among other things, Monsanto would receive common stock in Reorganized Solutia. If the Plan was approved and Monsanto was required to make the full investment contemplated by the rights offering under its backstop commitment, Monsanto’s equity interest in Reorganized Solutia could range from approximately 45 percent to 49 percent, based upon an estimated range of unsecured claims against Solutia.

•	Various parties participating in Solutia’s bankruptcy proceeding, including the Equity Committee, have filed objections to Solutia’s Disclosure Statement. The Bankruptcy Court has deferred a hearing to consider the legal adequacy of the Disclosure Statement pending rulings on the above-described lawsuit by the Equity Committee and a lawsuit filed against Solutia by JPMorgan Chase Bank, as indenture trustee for two classes of Solutia’s unsecured noteholders aggregating $450 million, seeking a court order declaring the notes to be secured. The trial of JPMorgan Chase Bank’s claim has completed and awaits the Bankruptcy Court’s decision. Various parties have asserted that a determination of this claim is an essential component of the Disclosure Statement. If and when the Court resolves all objections and determines that the Disclosure Statement provides sufficient information for creditors and other parties to vote on the Plan, the Plan and Disclosure Statement will be distributed to all parties for voting purposes. Following the voting process, the Court will hold a hearing to consider court approval or “confirmation” of the Plan. If the Court confirms the Plan, Solutia would emerge from Chapter 11 thereafter.

Both immediately prior to and since its Chapter 11 filing, Solutia has failed to perform its obligations relating to some of Solutia’s Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia’s and Monsanto’s interests until that issue is resolved, pursuant to Monsanto’s obligation to indemnify Pharmacia and on an interim basis, Monsanto has assumed the management and defense of certain third-party tort litigation and funded some of Solutia’s environmental obligations. In the process of managing such litigation and environmental liabilities, and through Monsanto’s involvement in the bankruptcy process, Monsanto determined that it was probable that Monsanto would incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, Monsanto determined that it was appropriate to establish a reserve for such expenses based on the best estimates by Monsanto’s management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million (the “Solutia-related charge” or the “charge”) was recorded in Monsanto’s first quarter fiscal 2005 results. As of Aug. 31, 2006, $210 million was recorded in the Statement of Consolidated Financial Position ($55 million in current liabilities and $155 million in other liabilities).

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A portion of the charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter fiscal year 2005. In fiscal year 2006, interest expense of $5 million was recognized for the accretion of the discounted amount. The following table provides a detailed summary of the discounted and undiscounted amounts included in the charge.

(Dollars in millions)

Undiscounted Portion:
Amount accrued in first quarter fiscal year 2005	$86
Amount accrued and paid during first quarter fiscal year 2005	21

Aggregate Undiscounted Amount	107

Discounted Portion:
Expected payment (undiscounted) for: 2005	29
2006	26
2007	18
2008	7
2009	5
Undiscounted aggregate expected payments after 2009	137

Aggregate Amount to be Discounted as of Nov. 30, 2004	222
Discount, as of Nov. 30, 2004	(45)

Aggregate Discounted Amount Accrued in First Quarter Fiscal Year 2005	177

Total Charge Recognized in First Quarter Fiscal Year 2005	$284

Payments	(49)
Accretion	4

Balance Aug. 31, 2005	$239
Payments	(34)
Accretion	5

Balance Aug. 31, 2006	$210

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

Receivables of $45 million were recorded as of Aug. 31, 2006 ($27 million was recorded in miscellaneous receivables and $18 million was recorded in other assets) for the anticipated insurance reimbursement of a portion of Monsanto’s settlement payments. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $113 million.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

issue the warrants may be resolved if the agreement in principle related to Solutia’s reorganization (as described above) becomes effective and binding.

In addition to the Solutia-related charge, Monsanto has incurred legal and other costs related to the Chapter 11 proceeding and its Solutia-related indemnification obligations to Pharmacia. These costs are expensed as incurred, because the potential future costs to Monsanto to protect its interests cannot be reasonably estimated. The legal and other costs, together with the Solutia-related charge, are reflected in the Statements of Consolidated Operations as Solutia-related expenses.

The degree to which Monsanto may ultimately be responsible for the particular matters reflected in the charge or other of Solutia’s Assumed Liabilities or Solutia-related expenses is uncertain until the outcome of all matters in the Chapter 11 proceeding are resolved. The Plan is supported by the Creditors’ Committee, the Retirees’ Committee, Pharmacia and Monsanto; however, no assurance can be given that the Plan will be approved. The Plan must be voted upon by Solutia’s creditors and other interested parties and must be approved by the Bankruptcy Court.

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s third-party tort litigation, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins and other chemical and premises liability litigation. The following describes the significant litigation matters reflected in the Solutia-related charge.

On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property clean up costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group.

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

On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (RPCD), pursuant to which Pharmacia and Solutia are obligated to perform PCB residential cleanup work and a remedial investigation/feasibility study of PCB contamination in Anniston, among other things. Based on Solutia’s failure to perform, on March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Anniston, Alabama, and Sauget, Illinois, sites under the RPCD and other orders where both Solutia and Pharmacia are named parties. As a part of this arrangement, Monsanto has agreed with the EPA to perform certain remediation in Anniston and Sauget until Monsanto invokes a 60-day notice of termination provision, which Monsanto has not invoked. In July 2006, Monsanto, on behalf of itself and Pharmacia, Solutia and the United States entered a stipulation and agreement resolving outstanding penalty and other issues associated with the RPCD.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto is performing various remedial activities at the IndustriPlex site in Woburn, Massachusetts. In January 2006, the EPA published a Record of Decision identifying additional remedial work it anticipates for the Aberjona River, which is downstream of the IndustriPlex Site. On Sept. 29, 2006, the EPA issued a letter to two parties, including Pharmacia, requesting that they perform the additional remedial work. The extent of Monsanto’s liability for this additional remedial work is still unclear.

Other Solutia-Related Matters: Monsanto is a party to several agreements with Solutia for the supply of raw materials and services used in the production of an intermediate for glyphosate at Monsanto’s facility at Chocolate Bayou, Texas. In February 2006, Monsanto prepaid Solutia $29 million for raw materials and services in consideration for a reduction in future payments owed by Monsanto under the supply agreements. As of Aug. 31, 2006, approximately $20 million of the prepayment amount remains outstanding.

NOTE 23. SEGMENT AND GEOGRAPHIC DATA

Operating segments are organized primarily by similarity of products and aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture businesses and lawn-and-garden herbicide products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2006. Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments is presented in the table that follows.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Net Sales(1)
Corn seed and traits	$1,793	$1,494	$1,145
Soybean seed and traits	960	889	699
Vegetable and fruit seed	569	226	—
All other crops seeds and traits	706	643	476

Total Seeds and Genomics	$4,028	$3,252	$2,320

Roundup and other glyphosate-based herbicides	$2,262	$2,049	$2,005
All other agricultural products	1,054	993	1,098

Total Agricultural Productivity	$3,316	$3,042	3,103

Total	$7,344	$6,294	$5,423

EBIT(2)
Seeds and Genomics	$794	$374	$196
Agricultural Productivity	301	(27)	249

Total	$1,095	$347	$445

Depreciation and Amortization Expense(3)
Seeds and Genomics(4)	$328	$302	$264
Agricultural Productivity	191	186	188

Total	$519	$488	$452

Restructuring(5)
Seeds and Genomics	$(1)	$7	$129
Agricultural Productivity	(1)	(1)	98

Total	$(2)	$6	$227

Equity Affiliate Expense
Seeds and Genomics	$31	$31	$36
Agricultural Productivity	—	—	—

Total	$31	$31	$36

Total Assets
Seeds and Genomics	$7,499	$6,380	$4,121
Agricultural Productivity	4,229	4,199	5,043

Total	$11,728	$10,579	$9,164

Property, Plant and Equipment Purchases
Seeds and Genomics	$294	$185	$127
Agricultural Productivity	76	96	83

Total	$370	$281	$210

Investment in Equity Affiliates
Seeds and Genomics	$49	$47	$42
Agricultural Productivity	—	—	3

Total	$49	$47	$45

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles.

(3)	Includes depreciation and amortization expense recorded in continuing operations and discontinued operations.

(4)	Does not include the $69 million impairment of goodwill in fiscal year 2004.

(5)	Fiscal year 2004 contains restructuring charges related to discontinued businesses. Fiscal year 2004 restructuring charges of $11 million recorded in discontinued operations were related to the European wheat and barley business.

A reconciliation of EBIT to net income for each year follows:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

EBIT(1)	$1,095	$347	$445
Interest Expense — Net	79	75	57
Income Tax Provision(2)	327	17	121

Net Income	$689	$255	$267

(1)	Includes the income (loss) from operations of discontinued businesses, the pre-tax cumulative effect of accounting change and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on minority interest, the income tax benefit on discontinued operations, and the income tax benefit on the cumulative effect of a change in accounting principle.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Latin America is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers Excluding Inter-area Sales			Long-Lived Assets
	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2006	2005	2004	2006	2005

United States	$4,201	$3,313	$2,907	$3,420	$3,231
Latin America	1,281	1,239	1,098	863	830
Europe-Africa	1,061	973	778	794	681
Asia-Pacific	528	497	373	466	417
Canada	273	272	267	98	96

Total	$7,344	$6,294	$5,423	$5,641	$5,255

NOTE 24. OTHER EXPENSE — NET

The significant components of other expense (income) were:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Equity Affiliate Expense — Net	$31	$31	$36
Foreign-Currency Transaction Losses — Net	9	24	29
Banking and Other Related Fees	2	12	12
Hedging Losses	—	3	5
Gains Realized Upon Sale of Equity Securities	—	(10)	(9)
Gain on Sale of Businesses and Assets	(18)	(3)	(2)
Litigation Matters — Net	(3)	15	—
Other Miscellaneous Expense (Income)(1)	(7)	7	14

Other Expense — Net	$14	$79	$85

(1)	Other miscellaneous expense (income) for fiscal years 2006, 2005 and 2004 comprises numerous items that are immaterial individually.

In fiscal year 2005, Monsanto recorded $309 million in other expense listed separately on the Statements of Consolidated Operations for Solutia’s Assumed Liabilities in connection with the Solutia bankruptcy proceedings. See Note 22 — Commitments and Contingencies — for further discussion of Solutia’s Assumed Liabilities. In first quarter 2005, the company established a $15 million reserve for litigation, which was paid out in second quarter 2005.

NOTE 25. EQUITY AFFILIATE

Renessen LLC (Renessen), Monsanto’s joint venture with Cargill, Incorporated (Cargill), combines Monsanto’s seed assets and technology capabilities with Cargill’s global grain processing, marketing and risk management infrastructure to develop and commercialize enhanced grain products in the processing and animal feed markets, and to increase returns on those products by greater participation in the value chain. Monsanto and Cargill each have a 50 percent interest in Renessen and have equal governance and funding rights and responsibilities. Renessen has been granted a worldwide, fully paid-up, non-exclusive, non-royalty-bearing right and license to Monsanto’s and Cargill’s respective patents and other intellectual property needed for Renessen to pursue the approved business plan. Monsanto and Cargill receive rights to use intellectual property developed by Renessen in other specified areas. Monsanto performs the majority of Renessen’s upstream research and development activities. During fiscal years 2006, 2005 and 2004, Monsanto performed R&D services of $44 million, $42 million, and $45 million, respectively, for Renessen, which was recovered at cost. The fair value of performing these services approximates the recovered costs. Monsanto’s investment in Renessen, including outstanding advances, was $6 million and $5 million as of Aug. 31, 2006, and Aug. 31, 2005, respectively. Equity affiliate expense from Renessen was $34 million in fiscal year 2006, $33 million in fiscal year 2005, and $36 million in fiscal year 2004, and represented substantially all of equity affiliate expense.

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 26. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising Costs: Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative (SG&A) expenses as they were incurred, or expensed ratably during the year in relation to revenues or certain other performance measures. Advertising costs were $84 million, $65 million and $65 million in 2006, 2005 and 2004, respectively.

Agency Fee and Marketing Agreement: In 1998, Pharmacia (f/k/a Monsanto Company) entered into an agency and marketing agreement with the Scotts Miracle-Gro Company (f/k/a the Scotts Company) (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to Monsanto in connection with its separation from Pharmacia. Scotts acts as Monsanto’s principal agent to market and distribute its lawn-and-garden herbicide products. The agreement has an indefinite term except in certain countries in the European Union. The agreement related to those countries terminates on Sept. 30, 2008, and may be extended for up to 10 years by the mutual agreement of both parties. Under the agreement, beginning in the fourth quarter 1998, Scotts was obligated to pay Monsanto a $20 million fixed fee each year for the length of the contract to defray costs associated with the lawn-and-garden herbicide business (the annual payment). Monsanto records the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates. Of the total fixed fee that was owed for the first three years of the agreement, Scotts deferred $40 million and was contractually required to repay this amount in full, with interest. Monsanto was accruing interest on the deferred amounts owed by Scotts monthly and including it in interest income. Beginning in program year 2003 (the program year is defined as October 1 to September 30), Scotts began paying these deferred amounts ($5 million per year for both the deferred portion of the fixed fee and interest in monthly installments). In addition, if certain earnings thresholds were achieved, starting with program year 2001, recovery of the deferred amount was accelerated through additional payments. As of Aug. 31, 2005, the accelerated portion of the deferred amount paid by Scotts was $3 million. The total amount owed by Scotts, including accrued interest, was $44 million as of Aug. 31, 2005. In September 2005, Scotts made an additional accelerated payment of approximately $1 million, and in October 2005, Scotts elected to pay Monsanto the entire amount of the deferred payment, including accrued interest, of $43 million. With these payments, there are no amounts due to Monsanto related to the $40 million deferral of the annual fixed fee as of Aug. 31, 2006.

Monsanto is obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds that vary by program year. The commission due to Scotts is accrued monthly and is included in SG&A expenses. The commission expense included in SG&A expenses was $61 million in fiscal year 2006, $66 million in fiscal year 2005, and $57 million in fiscal year 2004 (the commission expense presented herein is not netted with any payments received from Scotts).

NOTE 27. DISCONTINUED OPERATIONS

Environmental technologies businesses: In second quarter 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. (“Enviro-Chem” or the “environmental technologies businesses”) that met the “held for sale” criteria under SFAS 144. The environmental technologies businesses provided engineering, procurement and construction management services, and sold proprietary equipment and process technologies. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. The company determined that these businesses were no longer consistent with its strategic business goals. In August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor. This divestiture resulted in an after-tax gain of $7 million recorded in income (loss) from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs.

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

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of Aug. 31, 2006, and Aug. 31, 2005. The company evaluated the carrying amount of the receivable as of Aug. 31, 2006, and recorded a $4 million pre-tax charge in discontinued operations to adjust the receivable to fair value. As of Aug. 31, 2006, the miscellaneous receivable of $6 million was recorded as assets of discontinued operations and $2 million of deferred taxes on the miscellaneous receivable was recorded as liabilities of discontinued operations. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2007.

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

European wheat and barley business and plant-made pharmaceuticals program: As discussed earlier in Note 5 — Restructuring, in October 2003, Monsanto announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment. In fiscal year 2004, the sale of assets associated with the European wheat and barley business to RAGT Genetique, S.A. (RAGT) in Rodez, France, was finalized. This divestiture resulted in a net loss of approximately $3 million before taxes, recorded in income (loss) from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs.

The divestiture also generated a tax loss that was recognized as a tax benefit in the United States. In fiscal year 2005, Monsanto recorded a deferred tax benefit of $106 million, $20 million in continuing operations and the remaining $86 million in discontinued operations. The tax benefit of $86 million recorded in discontinued operations was related primarily to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. See Note 5 for discussion of the $20 million tax benefit recorded in continuing operations and Note 11 — Income Taxes — for further discussion of the tax benefit.

As a result of the plans to sell the businesses discussed above, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for fiscal years 2006, 2005, and 2004, the Statements of Consolidated Operations have been conformed to this presentation. As of Aug. 31, 2006, and Aug. 31, 2005, the Statements of Consolidated Financial Position have been conformed to this presentation. The remaining assets and liabilities of the environmental technologies businesses as of Aug. 31, 2006, and Aug. 31, 2005, follow:

	As of Aug. 31,
(Dollars in millions)	2006	2005

Assets of Discontinued Businesses Held for Sale:
Miscellaneous receivables	$6	$10
Deferred tax assets	—	5

Total Assets of Discontinued Businesses Held for Sale	$6	$15

Liabilities of Discontinued Businesses Held for Sale:
Current liabilities	$2	$11

Total Liabilities of Discontinued Businesses Held for Sale	$2	$11

The following amounts related to the environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

	Year Ended Aug. 31,
(Dollars in millions)	2006	2005	2004

Net Sales	$—	$145	$141
Income (Loss) from Operations of Discontinued Businesses	(5)	11	(6)
Income Tax Benefit	(2)	(87)	(7)

Net Income (Loss) on Discontinued Operations	$(3)	$98	$1

MONSANTO COMPANY	2006 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 28. QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the fiscal year quarters in 2006 and 2005.

(Dollars in millions, except per share amounts)
							Diluted Earnings (Loss) per Share (1)
			Income	Income	Cumulative		Income	Income	Cumulative
			(Loss) From	(Loss) on	Effect of	Net	(Loss) From	(Loss) on	Effect of	Net
	Net	Gross	Continuing	Discontinued	Accounting	Income	Continuing	Discontinued	Accounting	Income
2006	Sales	Profit	Operations	Operations	Change	(Loss)	Operations	Operations	Change	(Loss)

1st Quarter	$1,405	$634	$59	$—	$—	$59	$0.11	$—	$—	$0.11
2nd Quarter	2,200	1,240	440	—	—	440	0.80	—	—	0.80
3rd Quarter	2,348	1,194	334	—	—	334	0.60	—	—	0.60
4th Quarter	1,391	480	(135)	(3)	(6)	(144)	(0.25)	(0.01)	(0.01)	(0.27)

Total Fiscal Year	$7,344	$3,548	$698	$(3)	$(6)	$689	$1.27	$(0.01)	$(0.01)	$1.25

2005
1st Quarter	$1,072	$491	$(126)	$86	$—	$(40)	$(0.24)	$0.16	$—	$(0.08)
2nd Quarter	1,908	1,015	371	2	—	373	0.68	—	—	0.68
3rd Quarter	2,040	1,005	41	6	—	47	0.08	0.01	—	0.09
4th Quarter	1,274	493	(129)	4	—	(125)	(0.24)	0.01	—	(0.23)

Total Fiscal Year	$6,294	$3,004	$157	$98	$—	$255	$0.29	$0.18	$—	$0.47

(1)	Because Monsanto reported a loss from continuing operations in the fourth quarter of 2006 and the first and fourth quarters of 2005, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.

MONSANTO COMPANY	2006 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Aug. 31, 2006 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the quarter that ended on the Evaluation Date, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In June 2006, we expanded the implementation of the Corporate Finance Management module of SAP. This expanded implementation provided the Treasury organization with various global cash management system integrated enhancements that resulted in modifications to the related internal controls. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

ITEM 9B. OTHER INFORMATION

None.

MONSANTO COMPANY	2006 FORM 10-K

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A on or about Dec. 6, 2006 (Proxy Statement), is incorporated herein by reference:

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

Monsanto has adopted a Code of Ethics for Chief Executive and Senior Financial Officers (Code), which applies to its Chief Executive Officer and the senior leadership of its finance department, including its Chief Financial Officer and Controller. This Code is available on our Web site at www.monsanto.com, at the tab “Who We Are — Corporate Governance.” Any amendments to, or waivers from, the provisions of the Code will be posted to that same location within four business days, and will remain on the Web site for at least a 12-month period.

The following information with respect to the executive officers of the Company on Nov. 1, 2006, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2001*

Brett D. Begemann, 45	Executive Vice President, International Commercial	2003	Vice President, Asia-Pacific — Monsanto Company, 11/01-6/03; present position, 6/03

Carl M. Casale, 45	Executive Vice President, North America Commercial	2000	Vice President, North America — Monsanto Company, 6/00-6/03; present position, 6/03

Richard B. Clark, 54	Vice President and Controller	2001	Present position, 2001

Terrell K. Crews, 51	Executive Vice President and Chief Financial Officer	2000	Present position, 8/00

Scarlett Lee Foster, 49	Vice President, Investor Relations	2005	Director, Investor Relations — Monsanto Company, 1/01-8/05; present position, 8/05

Robert T. Fraley, 53	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

MONSANTO COMPANY	2006 FORM 10-K

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2001*

Hugh Grant, 48	Chairman of the Board, President and Chief Executive Officer	2000	Executive Vice President and Chief Operating Officer — Monsanto Company, 8/00-5/03; Director, President and Chief Executive Officer — Monsanto Company, 5/03-10/03; present position, 10/03

Janet M. Holloway, 52	Vice President and Chief of Staff	2000	Chief Information Officer — Monsanto Company, 8/00-6/03; Vice President and Chief Information Officer, Responsible for Human Resources — Monsanto Company, 7/03-4/04; Vice President and Chief Information Officer — Monsanto Company, 4/04-4/05; present position, 4/05

Mark J. Leidy, 50	Executive Vice President, Manufacturing	2001	Vice President, Manufacturing — Monsanto Company, 2/01-6/03; present position, 6/03

Steven C. Mizell, 46	Senior Vice President, Human Resources	2004	Senior Vice President and Chief Corporate Resources Officer — Advance PCS, 8/01-3/04; present position, 4/04

Cheryl P. Morley, 52	Senior Vice President, Corporate Strategy	2000	President, Animal Agricultural Group — Monsanto Company, 8/00-6/03; present position, 6/03

Robert A. Paley, 58	Vice President and Treasurer	2002	Assistant Treasurer — Monsanto Company, 2000-2002; present position, 9/02

David F. Snively, 52	Senior Vice President, Secretary and General Counsel	2006	Associate General Counsel, Litigation — Monsanto Company, 2000-2004; Deputy General Counsel, Core Functions — Monsanto Company, 2004-9/06; present position, 9/06

Gerald A. Steiner, 46	Executive Vice President, Commercial Acceptance	2001	Vice President, Strategy — Monsanto Company, 2001-6/03; present position, 6/03

Charles W. Burson retired as Monsanto Company’s Executive Vice President, Secretary and General Counsel effective Aug. 31, 2006.

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

MONSANTO COMPANY	2006 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Information Regarding Board of Directors and Committees — Compensation of Directors — Non-Employee Director Equity Compensation Plan;” “Information Regarding Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation;” “Executive Compensation;” and “Change of Control Agreements.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing in the Proxy Statement, under the heading “Stock Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to Monsanto’s independent registered public accounting firm and approval of services by our audit and finance committee, appearing in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm (Proxy Item No. 2),” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations;” “Statements of Consolidated Financial Position;” “Statements of Consolidated Cash Flows;” “Statements of Consolidated Shareowners’ Equity;” and “Statements of Consolidated Comprehensive Income (Loss).”

(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2006 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (Principal Accounting Officer)

Date: Nov. 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK V. ATLEE III	Director	Nov. 2, 2006

(Frank V. AtLee III)

/s/ JOHN W. BACHMANN	Director	Nov. 2, 2006

(John W. Bachmann)

/s/ HUGH GRANT	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	Nov. 2, 2006

(Hugh Grant)

Director

(Arthur H. Harper)

/s/ GWENDOLYN S. KING	Director	Nov. 2, 2006

(Gwendolyn S. King)

/s/ SHARON R. LONG	Director	Nov. 2, 2006

(Sharon R. Long)

/s/ C. STEVEN MCMILLAN	Director	Nov. 2, 2006

(C. Steven McMillan)

WILLIAM U. PARFET	Director	Nov. 2, 2006

(William U. Parfet)

/s/ GEORGE POSTE	Director	Nov. 2, 2006

(George Poste)

/s/ ROBERT J. STEVENS	Director	Nov. 2, 2006

(Robert J. Stevens)

/s/ TERRELL K. CREWS	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Nov. 2, 2006

(Terrell K. Crews)

/s/ RICHARD B. CLARK	Vice President and Controller (Principal Accounting Officer)	Nov. 2, 2006

(Richard B. Clark)

MONSANTO COMPANY	2006 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	1.	Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).*

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).*

	3.	Agreement and Plan of Merger, dated as of Jan. 22, 2005, by and among the company, Monsanto Sub, Inc. and Seminis, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Jan. 27, 2005, File No. 1-16167).*

	4.	Agreement and Plan of Merger, dated as of Feb. 15, 2005, by and among the company, EG Acquisition Co., Emergent Genetics, Inc. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Feb. 22, 2005, File No. 1-16167).*

	4.1.	Amendment to Agreement and Plan of Merger dated as of April 4, 2005, by and among the company, EG Acquisition Co., Emergent Genetics, Inc. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.4.1 of the Form 10-Q for the period ended Feb. 28, 2005, File No. 1-16167).*

	5.	Stock Purchase Agreement dated as of Feb. 15, 2005, by and among the company, Emergent Genetics India Ltd. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K, filed Feb. 22, 2005, File No. 1-16167).*

	5.1.	Amendment to Stock Purchase Agreement dated as of April 4, 2005, by and among the company, Emergent Genetics India Ltd. and International Seed Holdings, L.P. (incorporated by reference to Exhibit 2.5.1 of the Form 10-Q for the period ended Feb. 28, 2005, File No. 1-16167).*

	6.	Agreement and Plan of Merger, dated as of Aug. 14, 2006, by and among Monsanto Company, Monsanto Sub, Inc. and Delta and Pine Land Company (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Aug. 18, 2006, File No. 1-16167).*

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Monsanto Company Bylaws, as amended effective June 27, 2006 (incorporated by reference to Exhibit 3.2(ii) of Form 8-K filed June 30, 2006, File No. 1-16167).

4	1.	Indenture, dated as of Aug. 1, 2002, between the company and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

	2.	Form of Registration Rights Agreement, dated Aug. 25, 2005, relating to 5 1/2 % Senior Notes due 2025 of the company (incorporated by reference to Exhibit 4.3 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

9	Omitted

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	2.	Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated as of Sept. 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.1.	Amendment to Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 2.1 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	3.	Intellectual Property Transfer Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	4.	Services Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	5.	Corporate Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	6.	Distribution Agreement between Pharmacia and Solutia, as of Sept. 1, 1997 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by Pharmacia Corporation (f/k/a Monsanto Company) on Sept. 16, 1997, File No. 1-2516).

	6.1.	Amendment to Distribution Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company (incorporated by reference to Exhibit 99.1 of Form 8-K, filed July 30, 2002, File No. 1-16167).

	7.	Protocol Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company, relating to litigation in Alabama (incorporated by reference to Exhibit 99.3 of Form 8-K, filed July 30, 2002, File No. 1-16167).

	8.	Protocol Agreement dated Nov. 15, 2002, among Pharmacia, Solutia and the company (the Pennsylvania Agreement) (incorporated by reference to Exhibit 99.1 of Form 8-K, filed Nov. 18, 2002, File No. 1-16167).

	8.1.	Amendment to Protocol Agreement, dated March 3, 2003, among Pharmacia, Solutia and the company, amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.1 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	8.2.	Second Amendment to Protocol Agreement, dated Aug. 4, 2003, further amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.2 of Form 10-Q for the period ended June 30, 2003, File No. 1-16167).

	9.	Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	10.	Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

MONSANTO COMPANY	2006 FORM 10-K

	12.	Creve Coeur Campus Lease between the company and Pharmacia, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.22 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	13.	Chesterfield Village Campus Lease between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	14.	Five-Year Credit Agreement (incorporated by reference to Exhibit 10.14 of Form 10-Q for the period ended May 31, 2004, File No. 1-16167).

	15.	364-Day Credit Agreement, dated as of March 11, 2005 (incorporated by reference to Exhibit 10.15 of Form 8-K, filed March 17, 2005, File No. 1-16167).

	16.	€200,000,000 Three-Year Credit Agreement, dated as of July 13, 2006 (incorporated by reference to Exhibit 10.15 of Form 8-K, filed July 19, 2006, File No. 1-16167).

	17.	Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and effective May 1, 2005 (incorporated by reference to Exhibit 10.15 of the Form 8-K, filed April 25, 2005, File No. 1-16167). †

	18.	Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

	18.1.	First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

	18.2.	Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated.†

	18.3.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167). †

	18.4.	Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17.3 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

	18.5.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2006. †

	18.6.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005 (incorporated by reference to Exhibit 10.17.4 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167). †

	18.7.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.4 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

	18.8.	Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Feb. 2004 (incorporated by reference to Exhibit 10.16.5 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

	18.9.	Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

	19.	Monsanto Company 2005 Long-Term Incentive Plan, effective Jan. 20, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Jan. 26, 2005, File No. 1-16167). †

	19.1.	First Amendment effective Oct. 23, 2006 to the Monsanto Company 2005 Long-Term Incentive Plan. †

	20.	Amended and Restated Deferred Payment Plan, effective Jan. 1, 2004 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

	21.	Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

	22.	Fiscal Year 2006 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 1, 2005 (incorporated by reference to Exhibit 10 of Form 8-K, filed Aug. 5, 2005, File No. 1-16167). †

	23.	Fiscal Year 2007 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 8, 2006 (incorporated by reference to Exhibit 10 of Form 8-K, filed Aug. 11, 2006, File No. 1-16167).†

	23.1.	Amendment to Fiscal Year 2007 Annual Incentive Plan Summary, effective Oct. 24, 2006, as approved by the People and Compensation Committee of the Board of Directors on Oct. 23, 2006. †

	24.	Monsanto Company Recoupment Policy, adopted by the Board of Directors on Oct. 24, 2006. †

	25.	Summary sheet regarding June 2005 cash bonus awards (incorporated by reference to Exhibit 10.19.1 of Form 8-K, filed June 24, 2005, File No. 1-16167). †

	26.	Annual Cash Compensation of Named Executive Officers dated Oct. 2006.†

	27.	New Form of Change-of-Control Employment Security Agreement, amended effective Dec. 18, 2002 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2002, File No 1-16167).†

	27.1.	Form of First Amendment to Change-of-Control Employment Security Agreement, as approved by the Board of Directors on April 19, 2006 (incorporated by reference to Exhibit 10 of Form 8-K, filed April 25, 2006, File No. 1-16167). †

	27.2.	Form of Second Amendment to Change-of-Control Employment Security Agreement, as approved by the Board of Directors on Oct. 24, 2006 (incorporated by reference to Exhibit 10 of Form 8-K, filed Oct. 30, 2006, File No. 1-16167). †

	28.	Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 23, 2006.†

	29.	Supplemental Retirement Plan Letter Agreement for Charles W. Burson, dated April 7, 2001 (incorporated by reference to Exhibit 10.20 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).†

11	Omitted — see Item 8 — Note 20 — Earnings (Loss) per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
13	Omitted
14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.
16	Omitted
18	Omitted
21	Subsidiaries of the Registrant.
22	Omitted
23	Consent of Independent Registered Public Accounting Firm
24	Omitted
31.	1.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
	2.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).
32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.