Form 10-Q
period 2006-11-30
MONSANTO CO /NEW/
filed 2007-01-09
CIK 1110783

MONSANTO COMPANY                                   FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Nov. 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated  Filer []

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 543,506,587 shares of Common Stock, $0.01 par value, outstanding as of Jan. 3, 2007.
--------------------------------------------------------------------------------

MONSANTO COMPANY                                   FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION                                                                                            Page
-----------------------------------------------------------------------------------------------------------------------------
Item 1.               Financial Statements                                                                                2
                       Statements of Consolidated Operations                                                              3
                       Condensed Statements of Consolidated Financial Position                                            4
                       Statements of Consolidated Cash Flows                                                              5
                       Notes to Consolidated Financial Statements                                                         6
Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations              18
                          Overview                                                                                       18
                          Results of Operations -- First Quarter Fiscal Year 2007                                        20
                          Seeds and Genomics Segment                                                                     21
                          Agricultural Productivity Segment                                                              22
                          Financial Condition, Liquidity, and Capital Resources                                          23
                          Outlook                                                                                        27
                          Critical Accounting Policies and Estimates                                                     29
                          New Accounting Standards                                                                       29
                          Caution Regarding Forward-Looking Statements                                                   30
Item 3.               Quantitative and Qualitative Disclosures About Market Risk                                         30
Item 4.               Controls and Procedures                                                                            31

PART II--OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------------------------
Item 1.               Legal Proceedings                                                                                  32
Item 1A.              Risk Factors                                                                                       33
Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                                        34
Item 6.               Exhibits                                                                                           34
SIGNATURE                                                                                                                35
EXHIBIT INDEX                                                                                                            36

MONSANTO COMPANY                                   FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

--------------------------------------------------------------------------------


ITEM 1.        FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2006, and Nov. 30, 2005, the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2006, and Aug. 31, 2006, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2006, and Nov. 30, 2005, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, "Monsanto" and the "company" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, "earnings (loss) per share" and "per share" mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicides.

MONSANTO COMPANY                                                                                 FIRST QUARTER 2007 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------

Statements of Consolidated Operations

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                         Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions, except per share amounts)                                                       2006          2005
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                         $  1,539      $  1,405
  Cost of goods sold                                                                                   859           771
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                           680           634
Operating Expenses:
  Selling, general and administrative expenses                                                         384           350
  Research and development expenses                                                                    182           168
-----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                               566           518
Income from Operations                                                                                 114           116
  Interest expense                                                                                      33            32
  Interest income                                                                                      (30)          (14)
  Solutia-related expenses (see Note 13)                                                                10             6
  Other expense (income) -- net                                                                          4            (2)
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Minority Interest                                                        97            94
  Income tax provision                                                                                  10            35
  Minority interest income                                                                              (3)           --
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                        $     90      $     59
--------------------------------------------------------------------------------------------------===========================

Basic Earnings per Share                                                                          $   0.17      $   0.11
Diluted Earnings per Share                                                                        $   0.16      $   0.11


Weighted Average Shares Outstanding:
  Basic                                                                                              543.1         536.8
  Diluted                                                                                            553.6         547.3


Dividends Declared per Share                                                                      $    --       $    --


The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                 FIRST QUARTER 2007 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------
Condensed Statements of Consolidated Financial Position

----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                    As of Nov.30,    As of Aug. 31,
                                                                                             -------------    --------------
(Dollars in millions, except share amounts)                                                      2006             2006
----------------------------------------------------------------------------------------------------------    --------------
Assets
Current Assets:
  Cash and cash equivalents                                                                  $  1,842         $  1,460
  Short-term investments                                                                           --               22
  Trade receivables -- net of allowances of $305 and $298, respectively                         1,306            1,455
  Miscellaneous receivables                                                                       383              344
  Deferred tax assets                                                                             395              390
  Inventories (see Note 5)                                                                      1,954            1,688
  Assets of discontinued operations (see Note 15)                                                   6                6
  Other current assets                                                                             67               96
----------------------------------------------------------------------------------------------------------    --------------
Total Current Assets                                                                            5,953            5,461
Property, Plant and Equipment -- Net                                                            2,397            2,418
Goodwill (see Note 6)                                                                           1,527            1,522
Other Intangible Assets -- Net (see Note 6)                                                     1,195            1,229
Noncurrent Deferred Tax Assets                                                                    606              625
Other Assets                                                                                      462              473
----------------------------------------------------------------------------------------------------------    --------------
Total Assets                                                                                 $ 12,140         $ 11,728
---------------------------------------------------------------------------------------------=============    ==============

Liabilities and Shareowners' Equity
Current Liabilities:
  Short-term debt, including current portion of long-term debt                               $     42         $     28
  Accounts payable                                                                                477              514
  Income taxes payable                                                                            188              234
  Accrued compensation and benefits                                                               178              295
  Accrued marketing programs                                                                      343              494
  Deferred revenues                                                                               709              120
  Grower accruals                                                                                 185               26
  Liabilities of discontinued operations (see Note 15)                                              2                2
  Miscellaneous short-term accruals                                                               557              566
----------------------------------------------------------------------------------------------------------    --------------
Total Current Liabilities                                                                       2,681            2,279
Long-Term Debt                                                                                  1,580            1,639
Postretirement Liabilities                                                                        555              600
Long-Term Portion of Solutia-Related Reserve (see Note 13)                                        150              155
Other Liabilities                                                                                 513              530
Commitments and Contingencies (see Note 13)
Shareowners' Equity:
  Common stock (authorized: 1,500,000,000 shares, par value $0.01)
     Issued 572,460,058 and 571,377,639 shares, respectively;
     Outstanding 543,143,215 and 543,177,133 shares, respectively                                   6                6
  Treasury stock, 29,316,843 and 28,200,506 shares, respectively, at cost                        (673)            (623)
  Additional contributed capital                                                                8,923            8,879
  Retained deficit                                                                             (1,009)          (1,099)
  Accumulated other comprehensive loss                                                           (571)            (623)
  Reserve for ESOP debt retirement                                                                (15)             (15)
----------------------------------------------------------------------------------------------------------    --------------
Total Shareowners' Equity                                                                       6,661            6,525
----------------------------------------------------------------------------------------------------------    --------------
Total Liabilities and Shareowners' Equity                                                    $ 12,140         $ 11,728
---------------------------------------------------------------------------------------------=============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY                                                                                 FIRST QUARTER 2007 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------

Statements of Consolidated Cash Flows

-----------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                         Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions)                                                                                 2006          2005
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                                                        $     90      $     59
Adjustments to reconcile cash provided by operating activities:
  Items that did not require (provide) cash:
   Depreciation and amortization expense                                                               128           133
   Bad-debt expense                                                                                      9            14
   Stock-based compensation expense                                                                     18            13
   Excess tax benefits from stock-based compensation                                                   (12)          (10)
   Deferred income taxes                                                                                (4)           38
   Equity affiliate expense -- net                                                                      10             7
   Other items                                                                                           3            (7)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
   Trade receivables                                                                                   251           215
   Inventories                                                                                        (256)         (221)
   Deferred revenues                                                                                   592           610
   Accounts payable and other accrued liabilities                                                     (158)         (127)
   PCB litigation settlement proceeds                                                                    5             5
   Solutia-related payments (see Note 13)                                                               (6)           (9)
   Other items                                                                                         (70)           53
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                              600           773
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Investing Activities:
  Purchases of short-term investments                                                                   --           (18)
  Maturities of short-term investments                                                                  22            --
  Capital expenditures                                                                                 (92)          (56)
  Acquisition of businesses, net of cash acquired                                                       --           (53)
  Technology and other investments                                                                     (10)          (10)
  Other investments and property disposal proceeds                                                      13             2
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Required by Investing Activities                                                              (67)         (135)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Required) by Financing Activities:
  Net change in financing with less than 90-day maturities                                              (1)         (122)
  Short-term debt proceeds                                                                               2             4
  Short-term debt reductions                                                                            (8)           (6)
  Long-term debt proceeds                                                                                3             3
  Long-term debt reductions                                                                            (69)          (26)
  Payments on other financing                                                                           (2)           (1)
  Treasury stock purchases                                                                             (56)           --
  Stock option exercises                                                                                17            27
  Excess tax benefits from stock-based compensation                                                     12            10
  Dividend payments                                                                                    (54)          (46)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Required by Financing Activities                                                             (156)         (157)
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                             5            --
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                              382           481
Cash and Cash Equivalents at Beginning of Period                                                     1,460           525
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $  1,842      $  1,006
--------------------------------------------------------------------------------------------------===========================


See Note 12 -- Supplemental Cash Flow Information -- for further details.

The accompanying notes are an integral part of these consolidated financial statements.
                                       5

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

--------------------------------------------------------------------------------

NOTE 1.        BACKGROUND AND BASIS OF PRESENTATION

--------------------------------------------------------------------------------

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto's seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, SEMINIS and STONEVILLE, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics. See Note 14 -- Segment Information -- for further details.

On June 27, 2006, the board of directors approved a two-for-one split of the company's common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006. Financial information for the first three months of fiscal year 2007 should not be annualized because of the seasonality of the company's business.

NOTE 2.        NEW ACCOUNTING STANDARDS

--------------------------------------------------------------------------------

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. This statement also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after Dec. 15, 2006. Accordingly, Monsanto will adopt SFAS 158 in the fourth quarter of fiscal year 2007. The change in measurement date provisions is effective for fiscal years ending after Dec. 15, 2008. The company is currently evaluating the impact of SFAS 158 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value  Measurements  (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, Monsanto will adopt SFAS 157 in fiscal year 2009. The company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after Nov. 15, 2006. Accordingly, Monsanto will adopt SAB 108 in the fourth quarter of fiscal year 2007. The company does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Accordingly, Monsanto will adopt FIN 48 in first quarter of fiscal year 2008. The company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. Accordingly, Monsanto will adopt SFAS 156 in fiscal year 2008. The company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

NOTE 3.        BUSINESS COMBINATIONS

--------------------------------------------------------------------------------

2006 Acquisitions: In September 2005, Monsanto's American Seeds, Inc. (ASI) subsidiary acquired five regional U.S. seed companies for an aggregate purchase price of $54 million (net of cash acquired). In March 2006, ASI acquired two additional U.S. seed companies for an aggregate purchase price of $6 million (net of cash acquired). In June and July 2006, ASI acquired five additional U.S. seed companies for an aggregate purchase price of $73 million (net of cash acquired). The financial results of these acquisitions were included in the company's consolidated financial statements from their respective dates of acquisition.

For all fiscal year 2006 acquisitions described above, the business operations of the acquired entities were included in the Seeds and Genomics segment and are expected to further enhance ASI's ability to directly serve farmer-customers with a technology-rich, locally-oriented business model. The assets and liabilities of the acquired entities were recorded at their estimated fair values as of the dates of the acquisitions. The purchase price allocations for the March, June and July 2006 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of intangible assets.

NOTE 4.        CUSTOMER FINANCING PROGRAMS

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

Monsanto  has no  ownership  interest  in the  lender,  the QSPE,  or the loans.
However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the scope of FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), and Monsanto does not have the unilateral right to liquidate the QSPE, FIN 46R does not have an effect on Monsanto's accounting for the U.S. customer financing program.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
Monsanto accounts for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45), which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the three months ended Nov. 30, 2006, and Nov. 30, 2005.

Proceeds from customer loans sold through the financing program totaled $4 million for first quarter 2007 and $18 million for first quarter 2006. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The loan balance outstanding as of Nov. 30, 2006 and Aug. 31, 2006, was $154 million and $268 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Nov. 30, 2006, and Aug. 31, 2006, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company's historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $110 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $51 million and $18 million for first quarter 2007 and 2006, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company's historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $3 million and $2 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $100 million as of Nov. 30, 2006. The loan balance outstanding for these programs was $100 million and $64 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively.

Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government and in similar programs in Europe and Argentina. These programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $38 million and $32 million for first quarter 2007 and 2006, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company's historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million as of Nov. 30, 2006, and Aug. 31, 2006. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $66 million as of Nov. 30, 2006. The loan balance outstanding for these programs was $66 million and $47 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively.

Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $4 million for first quarter 2007 and 2006. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company's historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
exposure. The liability recorded by Monsanto was less than $1 million as of Nov. 30, 2006, and Aug. 31, 2006. The maximum potential amount of future payments under the recourse provisions of the agreements was $31 million as of Nov. 30, 2006. The outstanding balance of the receivables sold was $31 million and $41 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively.

NOTE 5.        INVENTORIES

--------------------------------------------------------------------------------

Components of inventories were:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              As of Nov. 30,   As of Aug. 31,
                                                                                              -------------    --------------
(Dollars in millions)                                                                             2006             2006
-----------------------------------------------------------------------------------------------------------    -------------
Finished Goods                                                                                $    863         $    719
Goods In Process                                                                                   943              836
Raw Materials and Supplies                                                                         230              216
-----------------------------------------------------------------------------------------------------------    -------------
Inventories at FIFO Cost                                                                         2,036            1,771
Excess of FIFO over LIFO Cost                                                                      (82)             (83)
-----------------------------------------------------------------------------------------------------------    -------------
Total                                                                                         $  1,954         $  1,688
----------------------------------------------------------------------------------------------=============    =============


NOTE 6.        GOODWILL AND OTHER INTANGIBLE ASSETS

--------------------------------------------------------------------------------

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2007, by segment, are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                    Seeds and    Agricultural
(Dollars in millions)                                                                Genomics    Productivity     Total
----------------------------------------------------------------------------------------------------------------------------
Balance as of Aug. 31, 2006                                                        $  1,457      $     65      $  1,522
Effect of Foreign Currency Translation Adjustments                                        4             1             5
----------------------------------------------------------------------------------------------------------------------------
Balance as of Nov. 30, 2006                                                        $  1,461      $     66      $  1,527
-----------------------------------------------------------------------------------=========================================


Information regarding the company's other intangible assets is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                        As of Nov. 30, 2006                               As of Aug. 31, 2006
                           ----------------------------------------------    -----------------------------------------------
                             Carrying      Accumulated                          Carrying       Accumulated
(Dollars in millions)         Amount       Amortization        Net               Amount        Amortization        Net
-------------------------------------------------------------------------    -----------------------------------------------
Acquired Germplasm         $    932     $     (522)       $    410           $    932       $     (518)       $    414
Acquired Biotechnology
  Intellectual Property         823           (399)            424                823             (376)            447
Trademarks                      211            (50)            161                211              (48)            163
Customer Relationships          208            (26)            182                208              (21)            187
Other                            33            (15)             18                 32              (14)             18
-------------------------------------------------------------------------    -----------------------------------------------
Total                      $  2,207     $   (1,012)       $  1,195           $  2,206       $     (977)       $  1,229
---------------------------=============================================     ===============================================


Total amortization expense of other intangible assets was $36 million in first quarter of fiscal year 2007 and $42 million in first quarter of fiscal year 2006. Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006.

NOTE 7.        INCOME TAXES

--------------------------------------------------------------------------------

Management regularly assesses the tax risk of the company's tax return filing positions for all open tax years and establishes tax reserves accordingly. During first quarter 2007, an audit was completed in an ex-U.S. jurisdiction. Primarily as a result of the conclusion of this audit and the resolution of various state income tax issues, Monsanto recorded an income tax benefit of $23 million in first quarter 2007.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
NOTE 8.        POSTRETIREMENT BENEFITS -- PENSIONS, HEALTH CARE AND OTHER

--------------------------------------------------------------------------------

The majority of Monsanto's employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company's net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

-----------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended Nov. 30,         Three Months Ended Nov. 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                      2006                                2005
                                                        ---------------------------------   ---------------------------------
Pension Benefits                                                 Outside the                          Outside
(Dollars in millions)                                     U.S.       U.S.       Total         U.S.     the U.S.     Total
-----------------------------------------------------------------------------------------   ---------------------------------
Service Cost for Benefits Earned During the Period      $   10   $     1      $   11        $   10    $     1    $   11
Interest Cost on Benefit Obligation                         26         3          29            25          1        26
Assumed Return on Plan Assets                              (30)       (4)        (34)          (31)        (1)      (32)
Amortization of Unrecognized Net Loss                       11         1          12            15         --        15
-----------------------------------------------------------------------------------------   ---------------------------------
Total Net Periodic Benefit Cost                         $   17   $     1      $   18        $   19    $     1    $   20
--------------------------------------------------------=================================   =================================

-----------------------------------------------------------------------------------------------------------------------------
Health Care and Other Postretirement Benefits                                                     Three Months Ended Nov. 30,
                                                                                                  ------------- -------------
(Dollars in millions)                                                                                 2006          2005
--------------------------------------------------------------------------------------------------------------- -------------
Service Cost for Benefits Earned During the Period                                                $      3      $      4
Interest Cost on Benefit Obligation                                                                      5             4
Amortization of Unrecognized Net Loss (Gain)                                                            (3)            1
-----------------------------------------------------------------------------------------------------------------------------
Total Net Periodic Benefit Cost                                                                   $      5      $      9
--------------------------------------------------------------------------------------------------===========================

Monsanto contributed $60 million to its U.S. qualified plan and $1 million to plans outside the United States in first quarter 2007 and 2006. The remaining portion of expected contributions for 2007 relates to the non-qualified U.S. plan and plans outside the United States. As of Nov. 30, 2006, management expects to make additional contributions of approximately $2 million to the company's pension plans in fiscal year 2007.

NOTE 9.        STOCK-BASED COMPENSATION PLANS

--------------------------------------------------------------------------------

On Sept. 1, 2005, Monsanto adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The following table shows total stock-based compensation expense included in the Statements of Consolidated
Operations for the three months ended Nov. 30, 2006, and Nov. 30, 2005. Stock-based compensation cost capitalized in inventories was $3 million as of Nov. 30, 2006, and Aug. 31, 2006.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                 2006         2005
----------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                                                                $     2       $     1
Selling, General and Administrative Expenses                                                           13            10
Research and Development Expenses                                                                       3             2
----------------------------------------------------------------------------------------------------------------------------
Pre-Tax Stock-Based Compensation Expense                                                               18            13
Income Tax Benefit                                                                                     (6)           (5)
----------------------------------------------------------------------------------------------------------------------------
Net Stock-Based Compensation Expense                                                              $    12       $     8
-------------------------------------------------------------------------------------------------===========================

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

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
During the three months ended Nov. 30, 2006, Monsanto granted 4,239,010 stock options, 31,800 shares of restricted stock and 118,460 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan, as amended. In addition, 19,471 shares of deferred stock and 1,557 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan). The weighted-average grant-date fair value of non-qualified stock options granted during the three months ended Nov. 30, 2006 was $13.56 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $79 million as of Nov. 30, 2006, and will be recognized as expense over a weighted-average period of 2.4 years.

The weighted-average grant-date fair value of restricted stock and restricted stock units granted during the first quarter of fiscal year 2007 was $45.13 and $44.08, respectively, per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $3 million and $11 million, respectively, as of Nov. 30, 2006, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 3.0 years and 1.9 years, respectively, as of Nov. 30, 2006. The weighted-average grant-date fair value of directors' deferred stock granted during the three months ended Nov. 30, 2006 was $46.92 per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Nov. 30, 2006, and will be recognized as expense over a weighted-average period of 1 year.

NOTE 10.       COMPREHENSIVE INCOME

--------------------------------------------------------------------------------

Comprehensive income includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, gains and losses on the foreign currency hedge of the company's net investment in a foreign subsidiary, net unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments, and net accumulated derivative gains or losses on cash flow hedges not yet realized. Comprehensive income for the three months ended Nov. 30, 2006, and Nov. 30, 2005, was $142 million and $88 million, respectively.

The components of accumulated other comprehensive loss are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                               As of Nov.30,    As of Aug. 31,
                                                                                               ------------     ------------
(Dollars in millions)                                                                             2006             2006
-----------------------------------------------------------------------------------------------------------     ------------
Accumulated Foreign Currency Translations                                                      $   (386)        $   (402)
Net Unrealized Gains on Investments, Net of Taxes                                                    22               18
Net Accumulated Derivative Gain (Loss), Net of Taxes                                                  4              (28)
Minimum Pension Liability, Net of Taxes                                                            (211)            (211)
-----------------------------------------------------------------------------------------------------------     ------------
Accumulated Other Comprehensive Loss                                                           $   (571)        $   (623)
-----------------------------------------------------------------------------------------------============     ============

NOTE 11.       EARNINGS PER SHARE

--------------------------------------------------------------------------------

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For first quarter 2007 and 2006, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Approximately 4.3 million and
0.3 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive as of Nov. 30, 2006 and Nov. 30, 2005, respectively. Of those antidilutive options, less than 0.1 million stock options were excluded from the computations of dilutive potential common shares as of Nov. 30, 2006 and Nov. 30, 2005, as their exercise prices were greater than the average market price of common shares for the period.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
                                                                                                     2006          2005
----------------------------------------------------------------------------------------------------------------------------
Weighted-Average Number of Common Shares                                                             543.1        536.8
Dilutive Potential Common Shares                                                                      10.5         10.5
----------------------------------------------------------------------------------------------------------------------------

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
NOTE 12.       SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------

Cash payments for interest and taxes were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2006          2005
----------------------------------------------------------------------------------------------------------------------------
Interest                                                                                          $     10     $     15
Taxes                                                                                                   54           26
----------------------------------------------------------------------------------------------------------------------------

In October 2005, the board of directors authorized the purchase of up to $800 million of the company's common stock over a four-year period. In first quarter fiscal year 2007, the company paid $6 million for shares accrued at Aug. 31, 2006 and acquired an additional 1.1 million shares for $50 million. Through Nov. 30, 2006, the company had acquired 3.9 million shares for $170 million. In first quarter fiscal year 2006, the company accrued a contingent payment of $125 million relating to the acquisition of Seminis, Inc., which was subsequently paid in second quarter fiscal year 2006.

NOTE 13.       COMMITMENTS AND CONTINGENCIES

--------------------------------------------------------------------------------

Litigation   and   Indemnification:   Monsanto  is  involved  in  various  legal
proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These include proceedings to which Monsanto is a party in its own name, proceedings to which Pharmacia is a party but that Monsanto manages and for which Monsanto is responsible, and proceedings that Monsanto is managing related to Solutia's Assumed Liabilities (defined below). Some of the lawsuits seek damages in very large amounts, or seek to restrict the company's business activities. Information with respect to these lawsuits appears in Part II --
Item 8 -- Note 22 -- Commitments and Contingencies and Part I -- Item 3 -- Legal Proceedings in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and in this report. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. While the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto's consolidated financial position or liquidity, excluding liabilities relating to Solutia.

On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the "Pension Plan." The suit claims that the Pension
Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. There is no trial setting for this matter.

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

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
Following is an update and description of certain of the proceedings related to Solutia's bankruptcy:

o On March 7, 2005, the Official Committee of Equity Security Holders (Equity Committee) filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia's spinoff, and Solutia's indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto's and Pharmacia's claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On May 24, 2005, Monsanto and Pharmacia filed a motion to dismiss the Complaint and Objection to Claim, and on April 11, 2006, the Bankruptcy Court announced that it would deny Pharmacia's and Monsanto's motion to dismiss and permit this litigation to proceed. On Sept. 14, 2006, the Bankruptcy Court determined that the Equity Committee lacks standing to pursue Solutia's claims against Pharmacia and Monsanto but that the Equity Committee has standing to pursue its own objections to the claims of Pharmacia and Monsanto. Pharmacia and Monsanto intend to challenge any pursuit of claims by the Equity Committee allowed under the April 11 and Sept. 14, 2006, rulings. Trial on the Equity Committee objections to the claims of Pharmacia and Monsanto is scheduled for February 2007.

o On Dec. 16, 2005, Solutia filed a complaint against Pharmacia and Monsanto to recover alleged preferential transfers from Monsanto and avoid the transfers of certain liabilities allegedly fraudulently transferred to Solutia by Pharmacia and Monsanto. This complaint was filed by Solutia prior to a two-year statutory deadline from Solutia's Chapter 11 petition date (Dec. 17, 2003) to preserve rights, if any, of Solutia's bankruptcy estate. Concurrent with this filing, Solutia announced that: (i) it filed this action to preserve the legal rights of Solutia's bankruptcy estate;
     (ii) Solutia has made no decision to pursue this action; and (iii) Solutia remains committed to the agreement in principle described below. The complaint is redundant in many respects to other pending actions filed against Monsanto and Pharmacia by other constituents in the case (including the Equity Committee and the Retirees' Committee). This litigation is currently stayed.

o On Feb. 14, 2006, Solutia filed its Plan of Reorganization (Plan) and accompanying Disclosure Statement (Disclosure Statement) with the Bankruptcy Court. Monsanto's contribution commitment to Solutia under the Plan is substantially similar to that described in the agreement-in-principle Monsanto reached on June 7, 2005, with Solutia and the Creditors' Committee, namely, Monsanto would: (i) backstop a $250 million rights offering to certain unsecured creditors who will be given the opportunity to purchase 22.7 percent of the common stock of Reorganized Solutia; (ii) accept financial responsibility for toxic tort litigation relating to Pharmacia's chemical business that occurred prior to Sept. 1, 1997; (iii) accept financial responsibility for environmental remediation obligations at sites relating to Pharmacia's chemical business which Solutia never owned or operated; and (iv) share financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois, provided that Solutia would pay the first $50 million out of the rights offering (described above), Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia's Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility for costs equally. The Plan provides for a comprehensive retiree settlement and includes a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia's chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997. In consideration for Monsanto's contributions described in the Plan, the resolution of Monsanto's claims in Solutia's Chapter 11 case, and settlement of ongoing and potential litigation in the case, among other things, Monsanto would receive common stock in Reorganized Solutia. If the Plan was approved and Monsanto was required to make the full investment contemplated by the rights offering

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------
     under its backstop commitment, Monsanto's equity interest in Reorganized Solutia could range from approximately 45 percent to 49 percent, based upon an estimated range of unsecured claims against Solutia.

o On Dec. 28, 2006, Solutia filed a Form 8-K with the SEC describing (i) its proposal for an amended plan of reorganization, which was designed to act as a framework for negotiations among Solutia, certain noteholders and other major stakeholders; and (ii) a summary update of Solutia's efforts to obtain proposals for a possible sale of the equity of reorganized Solutia. Solutia's description of the framework for an amended plan of reorganization is unacceptable to Monsanto. No amended Plan has been filed and it is unknown whether an amended Plan will be filed, and if an amended Plan is filed, what terms an amended Plan might include. However, Monsanto remains supportive of efforts for a negotiated resolution of unresolved issues in Solutia's Chapter 11 proceeding, and continues to support Solutia's efforts to reorganize as a viable company.

o Various parties participating in Solutia's bankruptcy proceeding, including the Equity Committee, have filed objections to Solutia's Disclosure Statement. The Bankruptcy Court has deferred a hearing to consider the legal adequacy of the Disclosure Statement pending rulings on the above-described lawsuit by the Equity Committee and a lawsuit filed against Solutia by JPMorgan Chase Bank, as indenture trustee for two classes of Solutia's unsecured noteholders aggregating $450 million, seeking a court order declaring the notes to be secured. The trial of JPMorgan Chase Bank's claim has completed and awaits the Bankruptcy Court's decision. Various parties have asserted that a determination of this claim is an essential component of the Disclosure Statement. In addition, if the Plan is amended, the Disclosure Statement must also be amended. If and when the Court resolves all objections and determines that the Disclosure Statement provides sufficient information for creditors and other parties to vote on the Plan, the Plan and Disclosure Statement will be distributed to all parties for voting purposes. Following the voting process, the Court will hold a hearing to consider court approval or "confirmation" of the Plan, or an amended Plan. If the Court confirms the Plan, or an amended Plan, Solutia would emerge from Chapter 11 thereafter.

A charge in the amount of $284 million (the "Solutia-related charge" or the "charge") was recorded in Monsanto's first quarter fiscal 2005 results. As of Nov. 30, 2006, $205 million was recorded in the Statement of Consolidated Financial Position ($55 million in current liabilities and $150 million in the long-term portion of the Solutia-related reserve).

Monsanto believes that the Solutia-related charge represents the discounted cost that Monsanto would expect to incur in connection with these litigation and environmental matters. However, actual costs to Monsanto may differ materially from this estimate. Monsanto expects to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. In addition, the charge may not reflect all potential liabilities that Monsanto may incur in connection with Solutia's bankruptcy. Litigation or environmental matters that are not reflected in the charge may arise in the future, and Monsanto may also manage, settle, or pay judgments or damages with respect to such matters in order to mitigate contingent potential liability and protect Pharmacia and Monsanto, if Solutia refuses to do so.

The charge does not reflect any insurance reimbursements, any recoveries Monsanto might receive through the bankruptcy process, or any recoveries Monsanto might receive through the contribution actions that it is pursuing on Pharmacia's behalf with regard to the Anniston, Alabama, and Sauget, Illinois, sites. Receivables of $40 million were recorded as of Nov. 30, 2006 ($27 million was recorded in miscellaneous receivables and $13 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of Monsanto's settlement payments for certain litigation related to Anniston, Alabama. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $119 million.

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

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

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

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's third-party tort litigation, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins and other chemical and premises liability litigation. Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006, describes the significant litigation matters reflected in the Solutia-related charge.

Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia's environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia's current or former operations. Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006, describes the significant environmental matters reflected in the Solutia-related charge.

Other Solutia-Related Matters: Monsanto is a party to several agreements with Solutia for the supply of raw materials and services used in the production of an intermediate for glyphosate at Monsanto's facility at Chocolate Bayou, Texas. In February 2006, Monsanto prepaid Solutia $29 million for raw materials and services in consideration for a reduction in future payments owed by Monsanto under the supply agreements. As of Nov. 30, 2006, the full amount of Monsanto's prepayment had been applied and no amount remained outstanding.

Guarantees: Disclosure regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe and Argentina can be found in Note 4 -- Customer Financing Programs -- of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2006. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 -- Commitments and Contingencies -- of the notes to the consolidated financial statements contained in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006. Information regarding Monsanto's indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia's Assumed Liabilities can be found above.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

NOTE 14.       SEGMENT INFORMATION

--------------------------------------------------------------------------------

Operating segments are organized primarily by similarity of products and aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture businesses and lawn-and-garden herbicide products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company's historical practice. Based on the Seeds and Genomics segment's increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2007. Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto's significant operating segments is presented in the table that follows.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2006          2005
----------------------------------------------------------------------------------------------------------------------------
Net Sales
    Corn seed and traits                                                                          $    360     $    267
    Soybean seed and traits                                                                            170          173
    Vegetable and fruit seed                                                                           100          125
    All other crops seeds and traits                                                                    50           91
----------------------------------------------------------------------------------------------------------------------------
  Total Seeds and Genomics                                                                        $    680     $    656
----------------------------------------------------------------------------------------------------------------------------
    ROUNDUP and other glyphosate-based herbicides                                                 $    649     $    549
    All other agricultural productivity products                                                       210          200
----------------------------------------------------------------------------------------------------------------------------
  Total Agricultural Productivity                                                                 $    859     $    749
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $  1,539     $  1,405
----------------------------------------------------------------------------------------------------------------------------

EBIT(1)
  Seeds and Genomics                                                                              $      1     $     19
  Agricultural Productivity                                                                            103           93
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $    104     $    112
----------------------------------------------------------------------------------------------------------------------------

Depreciation and Amortization Expense
  Seeds and Genomics                                                                              $     86     $     89
  Agricultural Productivity                                                                             42           44
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $    128     $    133
----------------------------------------------------------------------------------------------------------------------------

(1) EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

A reconciliation of EBIT to net income for each quarter follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                2006          2005
----------------------------------------------------------------------------------------------------------------------------
EBIT(1)                                                                                           $    104     $    112
Interest Expense -- Net                                                                                  3           18
Income Tax Provision(2)                                                                                 11           35
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                        $     90     $     59
--------------------------------------------------------------------------------------------------==========================


(1) Includes pre-tax minority interest income.
(2) Includes the income tax provision from minority interest income.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)

--------------------------------------------------------------------------------

NOTE 15.       DISCONTINUED OPERATIONS

--------------------------------------------------------------------------------

Environmental technologies businesses: In 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. ("Enviro-Chem" or the "environmental technologies businesses") that met the "held for sale" criteria under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The environmental technologies businesses provided engineering, procurement and construction management services, and sold proprietary equipment and process technologies. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. The company determined that these businesses were no longer consistent with its strategic business goals. In August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor. As a result, the financial data for these businesses have been presented as discontinued operations. The financial statements have been recast and prepared in compliance with the provisions of SFAS 144. During the three months ended Nov. 30, 2006 and Nov. 30, 2005, the income statement results of these businesses were less than $1 million, and thus there was no impact on the Statements of Consolidated Operations.

In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. As of the date of the divestiture, the receivable related to this power plant and related fixed assets had not been collected. The title to the receivable was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of Nov. 30, 2006, and Aug. 31, 2006. As of Nov. 30, 2006, and Aug. 31, 2006, the miscellaneous receivable of $6 million was recorded as an asset of discontinued operations and $2 million of deferred taxes on the miscellaneous receivable was recorded in liabilities of discontinued operations. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2007.

NOTE 16.       SUBSEQUENT EVENTS

-------------------------------------------------------------------------------

In December 2006, Monsanto entered into two agreements with Landec Corporation. In the first agreement, ASI acquired Landec's direct marketing and seed sales company, Fielder's Choice Direct, for a purchase price of $50 million, with a potential additional earn-out amount of up to $5 million. In the second agreement, Monsanto entered into a five-year global technology license with Landec for certain seed coating technology. Monsanto also received an option to purchase technology. Future payments over the five year period related to this agreement could range from $17 million to $21 million.

On Dec. 12, 2006, the board of directors declared an increase in the quarterly dividend on the company's common shares from 10 cents per share to 12.5 cents per share. The dividend is payable on Jan. 26, 2007, to shareowners of record on Jan. 5, 2007.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

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

We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, we produce leading seed brands, including DEKALB, ASGROW, SEMINIS and STONEVILLE, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, we manufacture ROUNDUP brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.

On June 27, 2006, the board of directors approved a two-for-one split of our common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto's consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006. Financial information for the first three months of fiscal year 2007 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I -- Item 1 -- Financial Statements -- of this Report on Form 10-Q. Unless otherwise indicated, "Monsanto," the "company," "we," "our" and "us" are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, "earnings per share" and "per share" mean diluted earnings per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to "ROUNDUP herbicides" mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to "ROUNDUP and other glyphosate-based herbicides" exclude all lawn-and-garden herbicides.

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

EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See
Note 14 -- Segment Information -- for a reconciliation of EBIT to net income for the three months ended Nov. 30, 2006, and Nov. 30, 2005.

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------
used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the "Financial Condition, Liquidity, and Capital Resources -- Cash Flow" section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.

Executive Summary

Consolidated Operating Results -- Net sales increased $134 million, or 10 percent, in the three-month comparison. This improvement was a result of increased sales of U.S. corn seed and traits and increased sales of ROUNDUP herbicides in the United States and Brazil, which were partially offset by a decline in cotton trait sales in Australia. The effective tax rate for the first quarter 2007 was 10 percent, compared with 37 percent in the first quarter 2006. The decrease in the effective tax rate was primarily because of a tax benefit resulting from the conclusion of an ex-U.S. audit. Net income in first quarter 2007 was $0.16 per share, compared with $0.11 per share in first quarter 2006.

Financial Condition, Liquidity, and Capital Resources -- In first quarter 2007, net cash provided by operating activities was $600 million, compared with $773 million in the prior-year quarter. Net cash required by investing activities was $67 million in first quarter 2007, compared with $135 million in first quarter 2006. Free cash flow was $533 million in first quarter 2007 compared with $638 million in the prior-year quarter. This decrease is primarily because of the increased operating working capital needs, particularly related to inventory and market funding payments, due to higher business levels in 2007.

Outlook -- We aim to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers. Our current research-and-development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed ("stacking"), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.

We aim to improve and to grow the Seminis business by applying our molecular breeding and marker capabilities to its library of vegetable and fruit germplasm. Further, our pending purchase of the Delta and Pine Land Company, which is subject to antitrust clearance and customary closing conditions, could expand our cotton breeding operation. In fiscal year 2007, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plan.

ROUNDUP herbicides remain the market leader. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.

We are required to indemnify Pharmacia for Solutia's Assumed Liabilities (defined in Note 13), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia's Assumed Liabilities. In 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia's bankruptcy. As of Nov. 30, 2006, the remaining Solutia-related reserve was $205 million. We believe that the reserve represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, our actual costs may differ materially from this estimate. In addition, the reserve may not reflect all potential liabilities that we may incur in connection with Solutia's bankruptcy and does not reflect any insurance reimbursements or other recoveries that we might receive. We also continue to incur legal and other expenses associated with the bankruptcy proceedings. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve or other of Solutia's Assumed Liabilities or Solutia-related expenses is uncertain until the outcome of all matters in the Chapter 11 proceeding are resolved. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 13. See the "Outlook" section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see "Caution Regarding Forward-Looking Statements" below and Part II -- Item 1A -- Risk Factors of this Form 10-Q.


MONSANTO COMPANY                                                                                FIRST QUARTER 2007 FORM 10-Q
-----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS -- FIRST QUARTER FISCAL YEAR 2007

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  ---------------------------
(Dollars in millions, except per share amounts)                                                    2006     2005    % Change
---------------------------------------------------------------------------------------------------------- -------- ---------
Net Sales                                                                                         $ 1,539  $ 1,405     10%
Gross Profit                                                                                          680      634      7%
Operating Expenses:
  Selling, general and administrative expenses                                                        384      350     10%
  Research and development expenses                                                                   182      168      8%
-----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                              566      518      9%
-----------------------------------------------------------------------------------------------------------------------------

Income from Operations                                                                                114      116    (2)%
  Interest expense                                                                                     33       32      3%
  Interest income                                                                                     (30)     (14)   114%
  Solutia-related expenses (see Note 13)                                                               10        6     67%
  Other expense (income) -- net                                                                         4       (2) (300)%
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Minority Interest                                                       97       94      3%
  Income tax provision                                                                                 10       35   (71)%
  Minority interest income                                                                             (3)      --    100%
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                        $    90  $    59     53%
--------------------------------------------------------------------------------------------------===========================

Diluted Earnings per Share                                                                        $  0.16  $  0.11
--------------------------------------------------------------------------------------------------===========================

Effective Tax Rate                                                                                    10%      37%

Comparison as a Percent of Net Sales:
  Gross profit                                                                                        44%      45%
  Selling, general and administrative expenses                                                        25%      25%
  Research and development expenses                                                                   12%      12%
  Total operating expenses                                                                            37%      37%
  Income before income taxes and minority interest                                                     6%       7%
  Net income                                                                                           6%       4%

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:

Net sales increased 10 percent in first quarter 2007 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 4 percent, and our Agricultural Productivity segment net sales improved 15 percent. The following table presents the percentage changes in first quarter 2007 worldwide net sales by segment compared with the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

----------------------------------------------------------------------------------------------------------------------------
                                        First Quarter 2007 Percentage Change in Net Sales vs. First Quarter 2006
                              ----------------------------------------------------------------------------------------------
                                                                                              Impact of
                                 Volume        Price           Currency         Subtotal     Acquisitions(1)    Net Change
                              ----------------------------------------------------------------------------------------------
Seeds and Genomics Segment          1%             3%            --               4%               --               4%
Agricultural Productivity          11%             2%            2%              15%               --              15%
  Segment
Total Monsanto Company              6%             3%            1%              10%               --              10%
----------------------------------------------------------------------------------------------------------------------------

(1) See Note 3 -- Business Combinations -- and "Financial Condition, Liquidity, and Capital Resources" in MD&A for details of our acquisitions in fiscal year 2006. Acquisitions are segregated in this presentation for one year from the acquisition date.

For  a  more  detailed  discussion  of  the  factors  affecting  the  net  sales
comparison,   see  the  "Seeds  and  Genomics  Segment"  and  the  "Agricultural
Productivity Segment" sections.

Gross profit increased 7 percent in the three-month comparison. Total company gross profit as a percent of net sales decreased 1 percentage point to 44 percent in first quarter 2007. As a percent of total net sales, the Agricultural Productivity Segment increased from 53 percent of total net sales in 2006 to 56 percent of total net sales in 2007. This increase in the percent of total net sales decreased the total company gross profit as a percent of net sales because this segment delivers lower gross profit as a percent of net sales when compared with the Seeds and Genomics segment. Gross profit as a percent of sales for the Seeds and Genomics segment reached 61 percent, a 2 percentage point increase in the quarter-over-quarter comparison. Gross profit as a percent of sales declined 2 percentage points for the Agricultural Productivity segment to 31 percent in the three-month comparison. See the "Seeds and Genomics Segment" and "Agricultural Productivity Segment" sections of MD&A for details.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------
Operating expenses increased 9 percent, or $48 million, in first quarter 2007 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 10 percent primarily because of the Seeds and Genomics business growth in the United States, and research and development (R&D) expenses increased 8 percent related to the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses were 25 percent, and R&D expenses were 12 percent in both three-month periods.

Interest expense increased $1 million in the three-month comparison because of the addition of a three-year term bank loan completed in July 2006.

Interest income increased $16 million in the quarter-over-quarter comparison because of interest earned on higher average cash balances in the United States and Brazil and interest earned on past-due trade receivables in Brazil in first quarter 2007.

Solutia-related expenses were $10 million in first quarter 2007 compared with $6 million in first quarter 2006. This increase was a result of an increase in the legal and other expenses associated with the bankruptcy proceedings.

Other expense -- net was $4 million in first quarter 2007, compared with other income -- net of $2 million in first quarter 2006. In first quarter 2007, we recorded foreign-currency transaction losses of $3 million compared with foreign-currency transaction gains of $7 million in first quarter 2006. The remaining difference is primarily related to gains on disposals of various assets in the first quarter 2007.

Income tax provision was $10 million in first quarter 2007, compared with $35 million in the prior-year quarter. The effective tax rate decreased to 10 percent from 37 percent in first quarter 2006. First quarter 2007 includes several discrete tax adjustments resulting in a tax benefit of $23 million. The majority of this benefit is the result of audit settlements, including the conclusion of an ex-U.S. audit and the resolution of various state income tax matters. First quarter 2006 includes a charge to establish a reserve for tax exposures in Brazil. Without these items, our effective tax rate would have been comparable in both three-month periods.

SEEDS AND GENOMICS SEGMENT

---------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended Nov. 30,
                                                                                           ---------------------------------
(Dollars in millions)                                                                         2006       2005     % Change
----------------------------------------------------------------------------------------------------------------------------
Net Sales
  Corn seed and traits                                                                     $    360    $    267       35%
  Soybean seed and traits                                                                       170         173      (2)%
  Vegetable and fruit seed                                                                      100         125     (20)%
  All other crops seeds and traits                                                               50          91     (45)%
----------------------------------------------------------------------------------------------------------------------------
Total Net Sales                                                                            $    680    $    656        4%
-------------------------------------------------------------------------------------------=================================
Gross Profit
  Corn seed and traits                                                                     $    223    $    153       46%
  Soybean seed and traits                                                                       122         114        7%
  Vegetable and fruit seed                                                                       51          63     (19)%
  All other crops seeds and traits                                                               18          56     (68)%
----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                                         $    414    $    386        7%
-------------------------------------------------------------------------------------------=================================
EBIT(1)                                                                                    $      1    $     19     (95)%
----------------------------------------------------------------------------------------------------------------------------

(1) EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 14 -- Segment Information and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.

Seeds and Genomics Financial Performance -- First Quarter Fiscal Year 2007

Net sales of corn seed and traits increased 35 percent, or $93 million, in the three-month comparison, primarily because of an increase in sales of U.S. corn seed and traits. In first quarter 2007, our U.S. corn seed and traits sales volume increased because of stronger customer demand. Increased trait penetration and growth in our triple-stack product, YIELDGARD Plus with ROUNDUP READY Corn 2 also favorably affected our corn seed and traits revenue in the United States.

In first quarter 2007, vegetable and fruit seed net sales decreased 20 percent, or $25 million, in the three-month comparison primarily because we made logistical changes that aligned distributor inventory levels closer to market demand.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------
All other crops seeds and traits net sales decreased 45 percent, or $41 million, in first quarter 2007 primarily because of lower cotton trait sales volumes in Australia resulting from a decline in cotton acres. Planted cotton acres in Australia declined approximately 54 percent in first quarter 2007 compared with first quarter 2006 because of a severe drought in certain parts of Australia in first quarter 2007.

Gross profit as a percent of sales for this segment increased 2 percentage points in the quarter-over-quarter comparison to 61 percent. This improvement was driven primarily by increased penetration of higher margin traits, particularly in U.S. corn. EBIT for the Seeds and Genomics segment decreased $18 million to $1 million in first quarter 2007. The sales increases discussed throughout this section resulted in $24 million higher gross profit in first quarter 2007. In the three-month comparison, increased SG&A expenses related to the growth in the business and the increase in the investment in R&D offset the gross profit improvement.

AGRICULTURAL PRODUCTIVITY SEGMENT

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended Nov. 30,
                                                                                           ----------------------------------
(Dollars in millions)                                                                         2006        2005     % Change
-----------------------------------------------------------------------------------------------------------------------------
Net Sales
ROUNDUP and other glyphosate-based herbicides                                              $    649     $    549      18%
All other agricultural productivity products                                                    210          200       5%
-----------------------------------------------------------------------------------------------------------------------------
Total Net Sales                                                                            $    859     $    749      15%
-------------------------------------------------------------------------------------------==================================
Gross Profit
ROUNDUP and other glyphosate-based herbicides                                              $    194     $    182       7%
All other agricultural productivity products                                                     72           66       9%
-----------------------------------------------------------------------------------------------------------------------------
Total Gross Profit                                                                         $    266     $    248       7%
-------------------------------------------------------------------------------------------==================================
EBIT(1)                                                                                    $    103     $     93      11%
-----------------------------------------------------------------------------------------------------------------------------

(1) EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 14 -- Segment Information and the "Overview -- Non-GAAP Financial Measures" section of MD&A for further details.

Agricultural  Productivity  Financial  Performance  -- First Quarter Fiscal Year
2007

Net sales of ROUNDUP and other glyphosate-based herbicides increased 18 percent, or $100 million, in the quarter-to-quarter comparison. In the three-month comparison, sales volumes of ROUNDUP herbicides increased in the United States and Brazil.

Sales volumes of ROUNDUP and other glyphosate-based herbicides increased in the United States because of an increase in customer demand resulting from an increase in ROUNDUP READY corn acres.

ROUNDUP herbicides net sales increased in Brazil because of an improvement in farmer liquidity which increased the demand for our branded chemistry products. Farmer liquidity improved in the quarter-over-quarter comparison primarily because of the increase in the soybean commodity prices.

The sales increases discussed throughout this section resulted in $18 million higher gross profit in first quarter 2007. Gross profit as a percent of sales for the Agricultural Productivity segment declined 2 percentage points to 31 percent in first quarter 2007. A key contributor to this decline was higher cost of goods sold for herbicides because of price increases for certain raw materials and energy required for herbicide production and the unfavorable effect of the exchange rate for the Brazilian real. EBIT for the Agricultural Productivity segment increased $10 million to $103 million in first quarter 2007.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

Working Capital and Financial Condition

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   As of
                                                                                      As of Nov. 30,             Aug. 31,
                                                                                ---------------------------     ------------
(Dollars in millions, except current ratio)                                         2006          2005             2006
--------------------------------------------------------------------------------------------- -------------     ------------
Cash and cash equivalents                                                       $  1,842      $  1,006          $  1,460
Short-term investments                                                                --           168                22
Trade receivables -- net                                                           1,306         1,413             1,455
Inventories                                                                        1,954         1,890             1,688
Other current assets(1)                                                              851           963               836
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Assets                                                            $  5,953      $  5,440          $  5,461
-----------------------------------------------------------------------------------------------------------     ------------

Short-term debt                                                                 $     42      $     78          $     28
Accounts payable                                                                     477           447               514
Accrued liabilities(2)                                                             2,162         2,301             1,737
-----------------------------------------------------------------------------------------------------------     ------------
Total Current Liabilities                                                       $  2,681      $  2,826          $  2,279
-----------------------------------------------------------------------------------------------------------     ------------
Working Capital(3)                                                              $  3,272      $  2,614          $  3,182
Current Ratio(3)                                                                  2.22:1        1.92:1            2.40:1
--------------------------------------------------------------------------------===========================     ============

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

Nov. 30, 2006, compared with Aug. 31, 2006: Working capital increased $90 million between Aug. 31, 2006, and Nov. 30, 2006, because of the following factors:

     o    Cash  and  cash   equivalents   increased  $382  million  between  the
          respective periods. See the "Cash Flow" section in this section of MD&A for further details of this increase.

     o Inventories increased $266 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2006.

These increases to working capital between Aug. 31, 2006, and Nov. 30, 2006, were offset primarily by the following factors:

     o Accrued liabilities increased $425 million primarily because our deferred revenue balance increased due to U.S. customer prepayments in first quarter 2007.

     o Trade receivables -- net decreased $149 million due to the seasonality of our business.

Nov. 30, 2006, compared with Nov. 30, 2005: Working capital increased $658 million between Nov. 30, 2006, and Nov. 30, 2005. The following factors increased working capital as of Nov. 30, 2006, compared with Nov. 30, 2005:

     o    Cash  and  cash   equivalents   increased  $836  million  between  the
          respective periods. As presented on the Statements of Consolidated Cash Flows, the net increase in cash and cash equivalents was $382 million in first quarter 2007 compared with $481 million in first quarter 2006. The cash and cash equivalents balance was higher as of Aug. 31, 2006, compared with Aug. 31, 2005, by $935 million primarily because of payments for acquisitions in 2005.

     o Accrued liabilities decreased $139 million primarily because of the $125 million liability related to the Seminis acquisition as of Nov. 30, 2005. We paid this liability during the second quarter of 2006.

These working capital increases were offset primarily by the following  factors:

     o We decreased our position in short-term investments by $168 million as of Nov. 30, 2006, to less than $1 million.

     o Trade receivables -- net decreased $107 million primarily because of the tightening of our credit policies in South America.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $4 million in first quarter 2007 and $18 million in first quarter 2006 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

As of Nov. 30, 2006, and Aug. 31, 2006, the customer loans held by the QSPE and the QSPE's liability to the conduits were $154 million and $268 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Nov.30, 2006, and Aug. 31, 2006, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualified for sales treatment under SFAS 140. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company's consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The program was amended to increase the total funds available under the program to $110 million. We received $51 million and $18 million of proceeds through these customer financing programs in first quarter 2007 and first quarter 2006, respectively. The amount of loans outstanding was $100 million and $64 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively. The maximum potential amount of future payments under the guarantees was $100 million as of Nov. 30, 2006. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $3 million and $2 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government, and in similar programs in Europe and Argentina. These programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $38 million and $32 million of proceeds through these customer financing programs in first quarter 2007 and first quarter 2006, respectively. The amount of loans outstanding was $66 million and $47 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $66 million as of Nov. 30, 2006. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million as of Nov. 30, 2006, and Aug. 31, 2006. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $4 million for first quarter 2007 and first quarter 2006. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company's historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Nov. 30, 2006 and Aug. 31, 2006. The maximum potential amount of future payments under the recourse provisions of the agreements was $31 million as of Nov. 30, 2006. The outstanding balance of the receivables sold was $31 million and $41 million as of Nov. 30, 2006, and Aug. 31, 2006, respectively.

Cash Flow

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended Nov. 30,
                                                                                                  --------------------------
(Dollars in millions)                                                                                 2006         2005
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                         $    600      $    773
Net Cash Required by Investing Activities                                                              (67)         (135)
----------------------------------------------------------------------------------------------------------------------------
Free Cash Flow(1)                                                                                      533           638
----------------------------------------------------------------------------------------------------------------------------
Net Cash Required by Financing Activities                                                             (156)         (157)
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                             5            --
----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                              382           481
Cash and Cash Equivalents at Beginning of Period                                                     1,460           525
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $  1,842      $  1,006
--------------------------------------------------------------------------------------------------==========================

(1) Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the "Non-GAAP Financial Measures" section in MD&A for a further discussion).

Cash provided by operating activities was $600 million in first quarter 2007 compared with $773 million in first quarter 2006. In first quarter 2007, other items were a use of cash of $70 million and in first quarter 2006, other items were a source of cash of $53 million. The two largest contributors to this decline were the non-recurring $43 million payment we received in first quarter 2006 from our distributor of lawn-and-garden products and the timing of collections of value-added tax credits outside of the United States. Cash required for inventory increased $35 million to $256 million in first quarter 2007 primarily because of increased activity levels in our U.S. corn business. The change in accounts payable and accrued liabilities was a use of cash of $158 million in first quarter 2007 compared with $127 million in the prior-year quarter. This increase in the use of cash resulted from higher market funding payments in the quarter-over-quarter comparison resulting from the increase in sales in fiscal year 2006 when compared with fiscal year 2005 and an increase in the timing of market funding payments. These declines were partially offset by an increase in cash provided by the change in trade receivables driven by an increase in collections in the quarter-over-quarter comparison.

Cash   required  by   investing   activities   decreased   $68  million  in  the
quarter-over-quarter comparison. This decrease is primarily because of the businesses we acquired in 2006.

The amount of cash required by financing activities was $156 million in first quarter 2007 compared with $157 million in first quarter 2006. The net change in short-term financing required cash of $7 million in first quarter 2007 compared with $124 million in the prior-year quarter. Cash required for long-term debt reductions was $69 million in first quarter 2007 compared with $26 million in first quarter 2006. In first quarter 2007, treasury stock purchases required cash of $56 million under the four-year $800 million share repurchase program, which was authorized by our board of directors on Oct. 25, 2005. No shares were repurchased under this plan in first quarter 2006.

Capital Resources and Liquidity

---------------------------------------------------------------------------------------------------------------------------
                                                                               As of Nov. 30,               As of Aug. 31,
                                                                       --------------------------------     ---------------
(Dollars in millions, except debt-to-capital ratio)                           2006             2005              2006
-------------------------------------------------------------------------------------------------------     ---------------
Short-Term Debt                                                           $     42         $     78         $      28
Long-Term Debt                                                               1,580            1,445             1,639
Total Shareowners' Equity                                                    6,661            5,754             6,525
Debt-to-Capital Ratio                                                          20%              21%               20%
-------------------------------------------------------------------------------------------------------     ---------------

Total debt outstanding decreased $45 million between Aug. 31, 2006, and Nov. 30, 2006, primarily because we repaid $63 million of our three-year term bank loan in Europe in October 2006.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

Dividend: In December 2006, we declared a quarterly dividend of 12.5 cents payable on Jan. 26, 2007, to shareowners of record as of Jan. 5, 2007.

Capital Expenditures: We expect 2007 capital expenditures to be in the range of $400 million compared with $370 million in 2006. The largest drivers of this increase are expected to be projects to expand corn seed production and information technology facilities.

2007 Acquisition: In December 2006, Monsanto entered into two agreements with Landec Corporation. In the first agreement, ASI acquired Landec's direct marketing and seed sales company, Fielder's Choice Direct, for a purchase price of $50 million, with a potential additional earn-out amount of up to $5 million. In the second agreement, Monsanto entered into a five-year global technology license with Landec for certain seed coating technology. Monsanto also received an option to buy-out the technology. Future payments over the five year period related to this agreement could range from $17 million to $21 million.

2006 Acquisitions: In 2006, ASI acquired 12 regional U.S. seed companies for an aggregate purchase price of $133 million (net of cash acquired). For all 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 3 -- Business Combinations -- for further discussion of these acquisitions.

Pending Acquisition: On Aug. 15, 2006, we announced the signing of a definitive agreement to purchase all of the outstanding stock of Delta and Pine Land Company (NYSE: DLP) for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). Delta and Pine Land is a leader in the cotton seed industry and currently operates the largest and longest running private cotton seed breeding program in the world. The transaction was unanimously approved by the boards of directors of both companies, and on Dec. 21, 2006, was approved by the shareholders of Delta and Pine Land. Appropriate filings were made under the Hart-Scott-Rodino Act, and the transaction is being reviewed by federal and state authorities including the U.S. Department of Justice (DOJ) and is subject to other customary closing conditions. The transaction has received clearance from ex-U.S. regulatory authorities that required pre-merger notification. The initial deadline for closing prescribed in the merger agreement is Feb. 14, 2007, subject to an automatic extension of up to six months to complete regulatory reviews. We anticipate that the regulatory process may extend beyond Feb. 14, 2007, and that therefore the automatic extension period will be invoked per the merger agreement. The agreement provides several potential consequences for litigation between Delta and Pine Land and us in the event the transaction is not closed because of: (1) certain circumstances generally related to antitrust issues, in which case we would be obligated to pay Delta and Pine Land $600 million and all litigation would terminate; (2) Delta and Pine Land's failure to perform certain covenants, in which case all litigation would terminate without payment by either party; or (3) any other reason, in which case litigation may recommence and certain of Delta and Pine Land's licenses with us may be amended in its favor, depending on the reason for the termination.

We may be required to divest the U.S. assets of our Stoneville cottonseed business, as a condition of obtaining regulatory clearance of our proposed acquisition of Delta and Pine Land. As such, we have engaged in activities to identify potential buyers for this business. However, any sale of Stoneville assets would be conditioned upon consummation of the Delta and Pine Land acquisition, which is being reviewed by regulatory agencies. Accordingly, the financial results of the Stoneville business are included in income from continuing operations for all years presented. We intend to finance a portion of the acquisition with cash reserves at the time of close and are considering a number of alternatives to finance the remaining balance, including current debt facilities already in place. If we decide to change our capital structure to finance the acquisition, some initial alternatives under consideration are an increased credit line, commercial paper financing or an incremental debt offering.

Solutia Contingency:  On Feb. 14, 2006, Solutia filed its Plan of Reorganization
(Plan) and accompanying Disclosure Statement with the Bankruptcy Court. Among other things, the Plan provides for $250 million of new investment in a reorganized Solutia in the form of a rights offering to certain unsecured creditors, who will be given the opportunity to purchase 22.7 percent of the common stock in the reorganized Solutia. The date for any rights offering has not been established. Subject to approval of the Bankruptcy Court and confirmation of the Plan, we have agreed to backstop the rights offering, meaning we have agreed to purchase any amount of the rights offering left unsubscribed by the unsecured creditors, up to the entire $250 million of stock. On Dec. 28, 2006, Solutia filed a Form 8-K disclosing, among other things, that it has developed a proposal for an amended plan of reorganization, which proposal was designed to act as a framework for negotiations among Solutia and certain stakeholders. No amended plan has been filed, and we do not know if any terms, such as the rights offering, would be modified. No assurance can be given that the Plan will be approved. See Note 13 for further details.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

There are no material changes related to our off-balance sheet arrangement relating to Solutia from the disclosure in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006. See Note 13 under the subheading "Solutia Inc." for further information regarding Solutia's Assumed Liabilities, the charge taken in connection with Solutia's Assumed Liabilities, and the plan of reorganization filed by Solutia in its bankruptcy. Also see Part II -- Item 1 -- Legal Proceedings for further information.

OUTLOOK

--------------------------------------------------------------------------------

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each of these two parts of our business is quite different. In the Agricultural Productivity segment, our glyphosate business is stable, and our selective chemistry business is expected to decline. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. As a result, we are focused on maintaining our position in our chemistry business, and we are striving to grow our seeds and traits business.

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

We expect to continue to implement locally responsive business strategies for our businesses in each world area. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We have taken steps to reduce our credit exposure in those areas, which has the potential to negatively affect sales in the near term.

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

We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded and our licensed germplasm. Our vegetable and fruit portfolio will focus on 25 crops. We plan to continue to apply our molecular breeding and marker capabilities to Seminis' germplasm and expect that to lead to growth in our higher-margin, global fruit and vegetable business. We also plan to make strategic acquisitions, such as acquisitions by ASI or Seminis, to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. We entered into a definitive agreement to acquire Delta and Pine Land Company, which would provide us a leadership position in the U.S. cotton market, although we will likely be required by regulatory authorities to concurrently sell our current branded U.S. cotton business. We expect to see continued competition in seeds and genomics in the near term but believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.

Commercialization  of  second-generation  traits and the  stacking  of  multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. We are currently seeking the necessary regulatory clearances at the state level in the United States and approvals in countries that are major importers of U.S. corn for single and stacked products with our next second-generation trait, YIELDGARD VT. In 2007, we expect that higher-value, stacked-trait products will represent a larger share of our total U.S. corn seed sales than single-trait products. Acquisitions may also present near-term opportunities to increase penetration of our traits. In particular, we expect that our acquisition of Delta and Pine Land Company would enable us to accelerate penetration of our second-generation cotton traits. We expect the

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits, when our competitors are delivering their first-generation traits.

Our international traits businesses, in particular, will likely continue to face regulatory environments that may be nascent or highly politicized, as well as operate in volatile, and often difficult economic environments. While we see growth potential in our India cotton business with the ongoing conversion to new hybrids and BOLLGARD II, this business is currently operating under state governmental pricing directives that we believe have limited near-term earnings growth and increased our collection risk. We will continue to carefully monitor our Indian trade receivables throughout 2007.

In Brazil, we expect to continue to need to operate our dual-track business model of certified seeds and point-of-grain or cotton delivery-based payment system to ensure that we capture value on all Monsanto ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. However, full operation of the regulatory system to approve additional traits must be achieved for Brazil to be a greater contributor to revenue in seeds and traits. The strong Brazilian real continues to have a negative effect on the Brazilian agricultural economy and farmer liquidity in 2007. To mitigate the associated credit risks we continue to monitor our credit policy, expand our grain-based collection system, and increase cash sales.

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

Agricultural Productivity

We believe our ROUNDUP herbicide business will continue to generate a sustainable source of cash and gross profit for us, even with increased pricing pressure from generic formulations of glyphosate herbicides. We have experienced increased demand in recent years and are evaluating strategies to meet the future demand for our ROUNDUP business, as well as our licensed glyphosate business. To sustain the cash and income generation of our ROUNDUP business, we expect to have to continue to actively manage our inventory and other costs, particularly in our international businesses, and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to increase prices. Any further expansion of crops with our ROUNDUP READY traits may also incrementally increase sales of our ROUNDUP products.

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

During 2007, our POSILAC business will continue to reduce bulk powder inventory. Sandoz GmbH, which manufactures the active ingredient and the finished dose formulation for POSILAC, has notified us of its intention to terminate its agreement with us, effective Dec. 31, 2008. We do not expect the termination to have a significant effect on our supplies because in 2006 we received FDA approval of the Augusta, Georgia facility for finished formulation and packaging of POSILAC. We believe some processor requests for "r-BST-free" milk, coupled with rising feed costs, could limit our future sales.

Other Information

As discussed in Note 13 -- Commitments and Contingencies and Part II -- Item 1 -- Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

As mentioned in the "Overview -- Executive Summary -- Outlook" section of MD&A, we are required to indemnify Pharmacia for Solutia's Assumed Liabilities. Our obligation to indemnify Pharmacia for Solutia's Assumed Liabilities is discussed in Note 13.

For additional information on the outlook for Monsanto, see "Caution Regarding Forward-Looking Statements" below, and Part II -- Item 1A -- Risk Factors of this Form 10-Q.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

--------------------------------------------------------------------------------

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II --
Item 8 -- Note 2 -- Significant Accounting Policies -- to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, by its nature the estimation process is uncertain, given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2006. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q.

NEW ACCOUNTING STANDARDS

--------------------------------------------------------------------------------

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. This statement also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after Dec. 15, 2006. Accordingly, we will adopt SFAS 158 in the fourth quarter of fiscal year 2007. The change in measurement date provisions is effective for fiscal years ending after Dec. 15, 2008. We are currently evaluating the impact of adopting SFAS 158 on the consolidated financial statements.

In September  2006, the FASB issued SFAS No. 157, Fair Value  Measurement  (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, we will adopt SFAS 157 in fiscal year 2009. We are currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after Nov. 15, 2006. Accordingly, we will adopt SAB 108 in the fourth quarter of fiscal year 2007. We do not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

of the beginning of the period of adoption. Accordingly, we will adopt FIN 48 in first quarter of fiscal year 2008. We are currently evaluating the impact of FIN 48 on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. Accordingly, we will adopt SFAS 156 in fiscal year 2008. We are currently evaluating the impact of SFAS 156 on the consolidated financial statements.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

In the interests of our investors, and in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate. In this report, and from time to time throughout the year, we share our expectations for our company's future performance. These forward-looking statements include statements about: our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions "Overview -- Executive Summary -- Outlook," "Seeds and Genomics Segment," "Agricultural Productivity Segment," "Financial Condition, Liquidity, and Capital Resources," "Outlook," "Critical Accounting Policies and Estimates" and "Legal Proceedings." Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

Since  these   statements   are  based  on  factors  that   involve   risks  and
uncertainties, our company's actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company's exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company's research and development activities; the outcomes of major lawsuits, including proceedings related to Solutia Inc.; developments related to foreign currencies and economies; successful completion and operation of recent and proposed acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company's estimates related to distribution inventory levels; the company's ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company's facilities; and other risks and factors described in Part II -- Item 1A -- Risk Factors below.

Our forward-looking statements represent our estimates and expectations and are based on currently available information at the time that we make those statements. However, circumstances change constantly, often unpredictably, and many events beyond our control will determine whether the expectations encompassed in our forward-looking statements will be realized. As a result, investors should not place undue reliance on these forward-looking statements. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

There are no material changes related to market risk from the disclosures in Monsanto's Report on Form 10-K for the fiscal year ended Aug. 31, 2006.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 4.        CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of Nov. 30, 2006 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

PART II--OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.        LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia's Assumed Liabilities (as defined in Note 13). We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 13 under the subheading "Litigation and Indemnification" and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006.

Patent and Commercial Proceedings

The following proceeding involves Syngenta AG (Syngenta) and its affiliates:

     o As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on July 28, 2004, Syngenta filed suit against us in the U.S. District Court for the District of Delaware, alleging that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed (the Antitrust Action). Syngenta seeks $57 million in supposed actual damages and requested treble damages, attorneys' fees and injunctive relief. In July 2005, we filed counterclaims against Syngenta, Syngenta Seeds, and affiliated companies for misappropriation of property and false advertising. On Nov. 8, 2006, the Court stayed the trial of this matter. It currently has no trial setting.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on July 26, 2005, American Seed Company (which is unrelated to Monsanto or its ASI subsidiary) filed a purported class action suit against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed essentially alleges that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Plaintiffs seek an unspecified amount of damages and injunctive relief. On Nov. 13, 2006, the trial court denied plaintiffs' motion for class certification. Plaintiffs have filed a motion with the U. S. Court of Appeal for the Third Circuit seeking review of the trial court's decision. The case has been stayed pending the decision of the Third Circuit. There currently is no trial setting for this matter.

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, while efforts continue, discussions have failed to resolve outstanding issues related to the development of a payment system for the use of our technology to produce soybean products in Argentina or Uruguay containing our patented Roundup Ready technologies. We have initiated patent infringement actions against importers of Argentine soy products that were found by European customs officials to have contained our unlicensed glyphosate-tolerant technology, which is patented in the respective European countries. In June 2005, we filed cases against Cefetra, in The Hague, the Netherlands, and Den Lokale Andel, A.m.d.A., et al., in the Danish High Court, Eastern Division. In February and March 2006, we filed cases against Bunge Iberica SA, Ceralto SL and Sesostris SAE in Spain, and Cargill International SA and Cargill plc in England. Further cases were filed in May and June 2006 against Alfred C. Toepfer International GmbH and Glencore Grain BV and Glencore Grain Rotterdam BV, in the courts of The Hague. The Argentine government has opposed our use of patent infringement actions as a means of securing payment for the use of our technology in Argentina and has been admitted as an observer to the proceedings in the Netherlands and Denmark. No imminent decision is expected in any of the cases. Also in response to our actions, the Argentine Secretary of Agriculture has requested that the national competition commission in Argentina (CNDC) proceed with a civil administrative action against us. The CNDC has initiated a market investigation, but we will have an opportunity to provide information to the CNDC before it would consider whether or not to initiate a formal proceeding.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

Farmer Lawsuits

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, two purported class action lawsuits were initially filed against the former Monsanto Company by two groups of farmers and were transferred to the United States District Court for the Eastern District of Missouri. The complaints included both tort and antitrust allegations. The tort claims included alleged violations of unspecified international laws through patent license agreements, alleged breaches of an implied warranty of merchantability, and alleged violations of unspecified consumer fraud and deceptive business practices laws, all in connection with the sale of genetically modified seed. The antitrust claims included allegations of violations of various antitrust laws, including allegations of a conspiracy among Monsanto, Pioneer, Syngenta and Bayer
CropScience to fix seed prices in the United States in violation of federal antitrust laws. Plaintiffs sought declaratory and injunctive relief in addition to antitrust, treble, compensatory and punitive damages and attorneys' fees. On Sept. 30, 2003, the District Court denied plaintiffs' motion to allow their antitrust claims to proceed as a class action. On March 7, 2005, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court's denial of class certification for plaintiffs' antitrust claims. On Dec. 6, 2006, the parties resolved this action. All claims have been dismissed with prejudice.

Agent Orange Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, in a purported class action suit styled Dobbie, et al. v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by it during the course of a 30-year program to control weeds and vegetation at the facility. On May 3, 2006, the Federal Court granted the government's motion to stay proceedings so that it could file a third-party action in this litigation against The Dow Chemical Company and us, as manufacturers of Agent Orange. Thereafter, purported class action lawsuits have been filed by plaintiffs against the Canadian government in at least three provinces, including Manitoba, New Brunswick, and Ontario. On Sept. 29, 2006, the Manitoba Court denied the Canadian government's motion to stay the proceedings before it.

Environmental Proceedings

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on Oct. 18, 2006, we received a proposed Consent Order setting forth allegations of violations of the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA). The EPA alleged that on 34 occasions certain Monsanto registered pesticide products were sold without up-to-date labeling, in violation of EPA guidance under FIFRA. The EPA has withdrawn its complaint and closed this matter following its determination that the labeling provisions did not apply to these products.

Proceedings Related to Solutia's Assumed Liabilities

See Note 13 for additional information regarding legal proceedings related to Solutia's Assumed Liabilities.

See "MD&A -- Caution Regarding Forward-Looking Statements," in Part I -- Item 2 of this Report on Form 10-Q and Item 1A below, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.

ITEM 1A.       RISK FACTORS

--------------------------------------------------------------------------------

Please see "MD&A -- Caution Regarding Forward-Looking  Statements," in Part I --
Item 2 of this Report on Form 10-Q and Part I -- Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2007 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (c)Total Number of   (d)Approximate Dollar
                                                                                          Shares Purchased     Value of Shares that
                                                                                         as Part of Publicly   May Yet Be Purchased
                                               (a)Total Number of    (b)Average Price     Announced Plans         Under the Plans
Period                                           Shares Purchased      per Share(1)         or Programs            or Programs
-----------------------------------------------------------------------------------------------------------------------------------
September 2006:
   Sept. 1, 2006, through Sept. 30, 2006                 --                --                     --            $680,541,246
October 2006:
   Oct. 1, 2006, through Oct. 31, 2006              342,698(2)           43.93                341,399           $665,544,252
November 2006:
   Nov. 1, 2006, through Nov. 30, 2006              772,645              45.30                772,645           $630,541,399
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                          1,115,343              44.88              1,114,044           $630,541,399
--------------------------------------------------=================================================================================

(1) The average price paid per share is calculated on a settlement basis and excludes commission.
(2) Includes 1,299 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company's common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Nov. 30, 2006.

ITEM 6.        EXHIBITS

--------------------------------------------------------------------------------

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.
                                       34

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------

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

Date: Jan. 8, 2007

MONSANTO COMPANY                                    FIRST QUARTER 2007 FORM 10-Q
--------------------------------------------------------------------------------


EXHIBIT INDEX

--------------------------------------------------------------------------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

------------------- ------------------------------------------------------------
Exhibit
No.                 Description
------------------- ------------------------------------------------------------
2                   Omitted

3                   Omitted

4                   Omitted

10                  Omitted

11 Omitted -- see Note 11 of Notes to Consolidated Financial Statements -- Earnings Per Share.

12                  Computation of Ratio of Earnings to Fixed Charges.

15                  Omitted

18                  Omitted

19                  Omitted

22                  Omitted

23                  Omitted

24                  Omitted

31.1 Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2 Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32 Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).