Form 10-Q
period 2007-02-28
MONSANTO CO /NEW/
filed 2007-04-06
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑      Accelerated Filer ☐       Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 544,256,056 shares of Common Stock, $0.01 par value, outstanding as of Apr. 3, 2007.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In the interests of our investors, and in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, this section of our report explains some of the important reasons that actual results may be materially different from those that we anticipate. In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources,” “Outlook,” “Critical Accounting Policies and Estimates” and “Legal Proceedings.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits, including proceedings related to Solutia Inc.; developments related to foreign currencies and economies; successful completion and operation of recent and proposed acquisitions, including Delta and Pine Land Company; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below.
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

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and six months ended Feb. 28, 2007, and Feb. 28, 2006, the Condensed Statements of Consolidated Financial Position as of Feb. 28, 2007, and Aug. 31, 2006, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2007, and Feb. 28, 2006, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006

Net Sales	$2,616	$2,200	$4,155	$3,605
Cost of goods sold	1,166	960	2,025	1,731

Gross Profit	1,450	1,240	2,130	1,874
Operating Expenses:
Selling, general and administrative expenses	433	393	817	743
Research and development expenses	190	173	372	341

Total Operating Expenses	623	566	1,189	1,084
Income from Operations	827	674	941	790
Interest expense	34	33	67	65
Interest income	(31)	(13)	(61)	(27)
Solutia-related expenses (see Note 14)	9	7	19	13
Other expense (income) — net	(3)	11	1	9

Income Before Income Taxes and Minority Interest	818	636	915	730
Income tax provision	275	195	285	230
Minority interest expense (income)	—	1	(3)	1

Net Income	$543	$440	$633	$499

Basic Earnings per Share	$1.00	$0.82	$1.16	$0.93
Diluted Earnings per Share	$0.98	$0.80	$1.14	$0.91

Weighted Average Shares Outstanding:
Basic	543.6	539.1	543.4	538.0
Diluted	554.3	550.5	554.0	549.5

Dividends Declared per Share	$0.25	$0.20	$0.25	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 28,	As of Aug. 31,
(Dollars in millions, except share amounts)	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$1,565	$1,460
Short-term investments	—	22
Trade receivables — net of allowances of $310 and $298, respectively	2,007	1,455
Miscellaneous receivables	391	344
Deferred tax assets	385	390
Inventories (see Note 5)	1,888	1,688
Assets of discontinued operations (see Note 16)	6	6
Other current assets	54	96

Total Current Assets	6,296	5,461
Property, Plant and Equipment — Net	2,410	2,418
Goodwill (see Note 6)	1,564	1,522
Other Intangible Assets — Net (see Note 6)	1,194	1,229
Noncurrent Deferred Tax Assets	617	625
Other Assets	452	473

Total Assets	$12,533	$11,728

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$55	$28
Accounts payable	547	514
Income taxes payable	370	234
Accrued compensation and benefits	202	295
Accrued marketing programs	250	494
Deferred revenues	418	120
Grower accruals	80	26
Liabilities of discontinued operations (see Note 16)	2	2
Miscellaneous short-term accruals	635	566

Total Current Liabilities	2,559	2,279
Long-Term Debt	1,581	1,639
Postretirement Liabilities	563	600
Long-Term Portion of Solutia-Related Reserve (see Note 14)	143	155
Other Liabilities	518	530
Commitments and Contingencies (see Note 14)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 574,107,172 and 571,377,639 shares, respectively;
Outstanding 544,460,879 and 543,177,133 shares, respectively	6	6
Treasury stock, 29,646,293 and 28,200,506 shares, respectively, at cost	(689)	(623)
Additional contributed capital	8,988	8,879
Retained deficit	(602)	(1,099)
Accumulated other comprehensive loss	(523)	(623)
Reserve for ESOP debt retirement	(11)	(15)

Total Shareowners’ Equity	7,169	6,525

Total Liabilities and Shareowners’ Equity	$12,533	$11,728

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006

Operating Activities:
Net Income	$633	$499
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization expense	257	259
Bad-debt expense	23	22
Stock-based compensation expense	35	35
Excess tax benefits from stock-based compensation	(34)	(38)
Deferred income taxes	7	173
Equity affiliate expense — net	21	15
Other items	5	(5)
Changes in assets and liabilities, net of the effects of acquisitions:
Trade receivables	(585)	(397)
Inventories	(170)	(207)
Deferred revenues	291	270
Accounts payable and other accrued liabilities	110	(290)
PCB litigation settlement proceeds (see Note 14)	16	16
Solutia-related payments (see Note 14)	(17)	(15)
Other items	(72)	(6)

Net Cash Provided by Operating Activities	520	331

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	—	(21)
Maturities of short-term investments	22	—
Capital expenditures	(182)	(157)
Acquisitions of businesses, net of cash acquired	(62)	(179)
Technology and other investments	(24)	(118)
Other investments and property disposal proceeds	16	9

Net Cash Required by Investing Activities	(230)	(466)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(5)	241
Short-term debt proceeds	—	6
Short-term debt reductions	(8)	(13)
Long-term debt proceeds	4	4
Long-term debt reductions	(71)	(45)
Payments on other financing	(3)	(4)
Treasury stock purchases	(71)	—
Stock option exercises	42	64
Excess tax benefits from stock-based compensation	34	38
Dividend payments	(122)	(100)

Net Cash Provided (Required) by Financing Activities	(200)	191

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	—

Net Increase in Cash and Cash Equivalents	105	56
Cash and Cash Equivalents at Beginning of Period	1,460	525

Cash and Cash Equivalents at End of Period	$1,565	$581

See Note 13 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

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
Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, SEMINIS and STONEVILLE, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics. See Note 15 — Segment Information — for further details.
On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2006. Financial information for the first six months of fiscal year 2007 should not be annualized because of the seasonality of the company’s business.
NOTE 2.  NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, Monsanto will adopt SFAS 159 in fiscal year 2009. The company is currently evaluating the impact of SFAS 159 on the consolidated financial statements.
In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. Based upon the most recent actuarial estimate for the fiscal year ended Aug. 31, 2007, the adoption of SFAS 158 is expected to result in an increase in liabilities and pre-tax comprehensive loss of $70 million to $90 million. The actual impact of the adoption of SFAS 158 may differ from these estimates due to changes to actual plan assets and liabilities and final assumptions as of Aug. 31, 2007. This statement also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after Dec. 15, 2006. Accordingly, Monsanto will adopt SFAS 158 in the fourth quarter of fiscal year 2007. The change in measurement date provisions is effective for fiscal years ending after Dec. 15, 2008.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Accordingly, Monsanto will adopt FIN 48 in first quarter of fiscal year 2008. The company is currently evaluating the impact of FIN 48 on the consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. Accordingly, Monsanto will adopt SFAS 156 in fiscal year 2008. The company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.
NOTE 3.  BUSINESS COMBINATIONS

2007 Acquisitions: In December 2006, Monsanto’s American Seeds, Inc. (ASI) subsidiary acquired Fielder’s Choice Direct, a U.S. seed company, for $50 million (net of cash acquired), inclusive of transaction costs of $1 million, with a potential additional earn-out amount of up to $5 million. In conjunction with this acquisition, Monsanto entered into a five-year global technology license agreement. See Note 6 — Goodwill and Other Intangible Assets — for further discussion of the agreement. Also in second quarter 2007, ASI acquired three regional U.S. seed companies in separate transactions for an aggregate purchase price of $5 million, inclusive of transaction costs of $1 million. In January 2007, Monsanto acquired a European fruit seed company for $7 million, inclusive of transaction costs of $1 million. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company’s consolidated results of operations is not considered to be significant. The aggregate purchase price for all fiscal 2007 acquisitions was primarily allocated to goodwill, inventory, intangible assets and fixed assets. The primary items that generated the goodwill were the premiums paid by the company for the right to control the businesses acquired, including the direct-to-farmer and farmer-dealer distribution models, and the value of the acquired assembled workforces.
2006 Acquisitions: In September 2005, ASI acquired five regional U.S. seed companies for an aggregate purchase price of $54 million (net of cash acquired). In March 2006, ASI acquired two additional U.S. seed companies for an aggregate

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
purchase price of $6 million (net of cash acquired). In June and July 2006, ASI acquired five additional U.S. seed companies for an aggregate purchase price of $73 million (net of cash acquired).
For all fiscal year 2007 and 2006 acquisitions described above, the financial results of the acquired entities were included in the company’s consolidated financial statements within the Seeds and Genomics segment from their respective dates of acquisition. The assets and liabilities of the acquired entities were recorded at their estimated fair values as of the dates of the acquisitions. The purchase price allocations for the fiscal 2007 and June and July 2006 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of intangible assets. In addition, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.
NOTE 4.  CUSTOMER FINANCING PROGRAMS

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
Monsanto accounts for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45), which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of customer loans and servicing expenses were less than $1 million during the six months ended Feb. 28, 2007, and Feb. 28, 2006.
Proceeds from customer loans sold through the financing program totaled $4 million and $18 million for the first six months of fiscal years 2007 and 2006, respectively. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. As of Feb. 28, 2007, there were no loans outstanding. The loan balance outstanding as of Aug. 31, 2006, was $268 million. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Feb. 28, 2007, and Aug. 31, 2006, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $140 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $75 million and $22 million for the first six months of fiscal years 2007 and 2006, respectively. Monsanto provides a

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $2 million as of Feb. 28, 2007, and Aug. 31, 2006. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $118 million as of Feb. 28, 2007. The loan balance outstanding for these programs was $118 million and $64 million as of Feb. 28, 2007, and Aug. 31, 2006, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $66 million and $49 million for the first six months of fiscal years 2007 and 2006, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million as of Feb. 28, 2007, and Aug. 31, 2006. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $91 million as of Feb. 28, 2007. The loan balance outstanding for these programs was $91 million and $47 million as of Feb. 28, 2007, and Aug. 31, 2006, respectively.
Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $4 million and $17 million for first six months of fiscal years 2007 and 2006, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Feb. 28, 2007, and Aug. 31, 2006. The maximum potential amount of future payments under the recourse provisions of the agreements was $2 million as of Feb. 28, 2007. The outstanding balance of the receivables sold was $2 million and $41 million as of Feb. 28, 2007, and Aug. 31, 2006, respectively.
NOTE 5.   INVENTORIES

Components of inventories were:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2007	2006

Finished Goods	$845	$719
Goods In Process	882	836
Raw Materials and Supplies	244	216

Inventories at FIFO Cost	1,971	1,771
Excess of FIFO over LIFO Cost	(83)	(83)

Total	$1,888	$1,688

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 6.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first half of fiscal year 2007, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2006	$1,457	$65	$1,522
Acquisition Activity (See Note 3)	35	—	35
Effect of Foreign Currency Translation Adjustments	6	1	7

Balance as of Feb. 28, 2007	$1,498	$66	$1,564

In second quarter 2007, an $18 million reduction in goodwill was recorded relating to the completion of Internal Revenue Service audits for pre-acquisition date periods for Seminis, Inc.
Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2007			As of Aug. 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$932	$(528)	$404	$932	$(518)	$414
Acquired Biotechnology Intellectual Property	833	(424)	409	823	(376)	447
Trademarks	217	(53)	164	211	(48)	163
Customer Relationships	217	(32)	185	208	(21)	187
Other	48	(16)	32	32	(14)	18

Total	$2,247	$(1,053)	$1,194	$2,206	$(977)	$1,229

In December 2006, Monsanto entered into a five-year global technology license for certain seed coating technology. Monsanto also received an option to purchase technology. In second quarter 2007, Monsanto recorded intangible assets and a corresponding liability in the amount of $15 million for discounted minimum future payments under the agreement, of which $2.5 million was paid in January 2007. The increases in other intangible assets during the first half of 2007 resulted from the acquisitions described in Note 3 — Business Combinations.
Total amortization expense of other intangible assets was $38 million in second quarter of fiscal year 2007 and $35 million in second quarter of fiscal year 2006. Total amortization expense of other intangible assets for the six months ended Feb. 28, 2007, and Feb. 28, 2006, was $74 million and $77 million, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006.
NOTE 7.   INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open tax years and establishes tax reserves accordingly. During first quarter 2007, an audit was completed in an ex-U.S. jurisdiction and various state income tax issues were resolved favorably by Monsanto. On Dec. 20, 2006, the retroactive extension of the research and development tax credit was enacted as part of the Tax Relief and Health Care Act of 2006. Monsanto recorded an income tax benefit of $30 million in the first six months of 2007 primarily as a result of these items.
During second quarter 2006, the Internal Revenue Service completed an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group). As a result of the conclusion of this audit, and to a lesser extent, the resolution of various state income tax matters, Monsanto recorded an income tax benefit of $31 million in second quarter 2006.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 8.   DEBT AND OTHER CREDIT ARRANGEMENTS

Effective Feb. 28, 2007, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaces the existing $1 billion credit facility established in 2004. Covenants under the $2 billion revolving credit facility are substantially similar to those in the facility replaced. As of Feb. 28, 2007, there were no outstanding borrowings under this credit facility.
NOTE 9.   POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 28, 2007			Three Months Ended Feb. 28, 2006
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$10	$1	$11	$9	$1	$10
Interest Cost on Benefit Obligation	27	3	30	21	1	22
Assumed Return on Plan Assets	(32)	(3)	(35)	(27)	(1)	(28)
Amortization of Unrecognized Net Loss	12	—	12	13	—	13

Total Net Periodic Benefit Cost	$17	$1	$18	$16	$1	$17

	Six Months Ended Feb. 28, 2007			Six Months Ended Feb. 28, 2006
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$20	$2	$22	$19	$2	$21
Interest Cost on Benefit Obligation	53	6	59	46	2	48
Assumed Return on Plan Assets	(62)	(7)	(69)	(58)	(2)	(60)
Amortization of Unrecognized Net Loss	23	1	24	28	—	28

Total Net Periodic Benefit Cost	$34	$2	$36	$35	$2	$37

Health Care and Other Postretirement Benefits	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006	2007	2006

Service Cost for Benefits Earned During the Period	$3	$3	$6	$7
Interest Cost on Benefit Obligation	5	5	10	9
Amortization of Unrecognized Net Loss (Gain)	(3)	2	(6)	3

Total Net Periodic Benefit Cost	$5	$10	$10	$19

Monsanto contributed $60 million to its U.S. qualified plan and $1 million to plans outside the United States in both the first half of 2007 and 2006. As of Feb. 28, 2007, management expects to make additional contributions of approximately $2 million to the company’s pension plans outside the United States in fiscal year 2007.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 10.   STOCK-BASED COMPENSATION PLANS

On Sept. 1, 2005, Monsanto adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2007, and Feb. 28, 2006. Stock-based compensation cost capitalized in inventories was $3 million as of Feb. 28, 2007.

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006	2007	2006

Cost of Goods Sold	$2	$1	$4	$2
Selling, General and Administrative Expenses	12	16	25	26
Research and Development Expenses	3	4	6	6

Pre-Tax Stock-Based Compensation Expense	17	21	35	34
Income Tax Benefit	(6)	(7)	(12)	(12)

Net Stock-Based Compensation Expense	$11	$14	$23	$22

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
During the six months ended Feb. 28, 2007, Monsanto granted 4,288,800 stock options, 83,500 shares of restricted stock and 170,260 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan, as amended. In addition, 19,471 shares of deferred stock and 1,557 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $66 million as of Feb. 28, 2007, and will be recognized as expense over a weighted-average period of 2.1 years. The weighted-average grant-date fair value of non-qualified stock options granted during the six months ended Feb. 28, 2007, was $13.59 per share.
The weighted-average grant-date fair value of restricted stock and restricted stock units granted during the six months ended Feb. 28, 2007, was $50.02 and $47.11, respectively, per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $5 million and $12 million, respectively, as of Feb. 28, 2007, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 2.5 years and 2.3 years, respectively, as of Feb. 28, 2007. The weighted-average grant-date fair value of directors’ deferred stock granted during the six months ended Feb. 28, 2007, was $46.92 per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was less than $1 million as of Feb. 28, 2007, and will be recognized as expense over a weighted-average period of 1 year.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 11.   COMPREHENSIVE INCOME

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

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006	2007	2006

Comprehensive Income	$591	$513	$733	$601

The components of accumulated other comprehensive loss are as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2007	2006

Accumulated Foreign Currency Translations	$(342)	$(402)
Net Unrealized Gains on Investments, Net of Taxes	14	18
Net Accumulated Derivative Gain (Loss), Net of Taxes	14	(28)
Minimum Pension Liability, Net of Taxes	(209)	(211)

Accumulated Other Comprehensive Loss	$(523)	$(623)

In February 2007, Monsanto made a donation of long-term equity securities which resulted in a realized gain of $17 million in the second quarter.
NOTE 12.   EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Approximately 4.2 million stock options were excluded from the computations of dilutive potential common shares for the three months and six months ended Feb. 28, 2007, and 0.2 million stock options were excluded from the computations for the three months and six months ended Feb. 28, 2006. Of those antidilutive options, less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the three months and six months ended Feb. 28, 2007, and Feb. 28, 2006, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
	2007	2006	2007	2006

Weighted-Average Number of Common Shares	543.6	539.1	543.4	538.0
Dilutive Potential Common Shares	10.7	11.4	10.6	11.5

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 13.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006

Interest	$54	$59
Taxes	91	73

During the first half of fiscal 2007 and 2006, the company recorded the following noncash investing and financing transactions:
•	In second quarter 2007, intangible assets and a liability in the amount of $15 million was recorded as a result of minimum payment provisions under a license agreement. See Note 6 — Goodwill and Other Intangible Assets — for further discussion of the agreement.

•	In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. In the first half of fiscal 2007, the company paid $6 million for shares accrued at Aug. 31, 2006, and acquired an additional 1.4 million shares for $65 million. In the first half of fiscal 2006, the company acquired 0.4 million shares for $30 million, which was included in accrued liabilities as of Feb. 28, 2006. Through Feb. 28, 2007, the company had acquired 4.2 million shares for $185 million.

•	In the first half of fiscal 2007 and 2006, the company recognized noncash transactions related to acquisitions. See Note 6 — Goodwill and Other Intangible Assets — for details of fiscal 2007 adjustments to goodwill.

•	In second quarter 2007 and 2006, the board of directors declared a dividend which was payable in third quarter 2007 and 2006, respectively. As of Feb. 28, 2007, and 2006, a dividend payable of $69 million and $54 million, respectively, was recorded.

•	In second quarter 2006, an intangible asset and a liability in the amount of $61 million was recorded as a result of minimum annual royalty provisions under a license agreement with the Regents of the University of California.
NOTE 14.  COMMITMENTS AND CONTINGENCIES

Litigation and Indemnification: Monsanto is involved in various legal proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These include proceedings to which Monsanto is a party in its own name, proceedings to which Pharmacia is a party but that Monsanto manages and for which Monsanto is responsible, and proceedings that Monsanto is managing related to Solutia’s Assumed Liabilities (defined below). Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Information with respect to these lawsuits appears in Part II — Item 8 — Note 22 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings — in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, in Part I — Item 1 — Note 13 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings — in Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2006, and in this report. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. While the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity, excluding liabilities relating to Solutia.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and in Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2006, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. A class certification hearing is scheduled for July 12, 2007. There is no trial setting for this matter.
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
Following is an update and description of certain of the proceedings related to Solutia’s bankruptcy:
•	Monsanto filed its proof of claim on Nov. 29, 2004, and it remains effective. Solutia, the Creditors’ Committee, Monsanto and Pharmacia have agreed that Monsanto and Pharmacia may amend their initial proofs of claim and file additional claims through June 1, 2007, which date may be extended by further agreement of the parties.

•	On March 7, 2005, the Official Committee of Equity Security Holders (Equity Committee) filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia’s spinoff, and Solutia’s indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto’s and Pharmacia’s claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On May 24, 2005, Monsanto and Pharmacia filed a motion to dismiss the Complaint and Objection to Claim, and on April 11, 2006, the Bankruptcy Court announced that it would deny Pharmacia’s and Monsanto’s motion to dismiss and permit this litigation to proceed. On Sept. 14, 2006, the Bankruptcy Court determined that the Equity Committee lacks standing to pursue Solutia’s claims against Pharmacia and Monsanto but that the Equity Committee has standing to pursue its own objections to the claims of Pharmacia and Monsanto. Pharmacia and Monsanto intend to challenge any pursuit of claims by the Equity Committee allowed under the April 11 and Sept. 14, 2006, rulings. The Equity Committee, Monsanto and Pharmacia have agreed to stay this litigation, which stay remains in force and effect, subject to any party’s right to issue a termination notice.

•	On Feb. 14, 2006, Solutia filed its Plan of Reorganization (Plan) and accompanying Disclosure Statement (Disclosure Statement) with the Bankruptcy Court. Monsanto’s contribution commitment to Solutia under the Plan is substantially similar to that described in the agreement-in-principle Monsanto reached on June 7, 2005, with Solutia and the Creditors’ Committee, namely, Monsanto would: (i) backstop a $250 million rights offering to certain unsecured creditors who will be given the opportunity to purchase 22.7 percent of the common stock of Reorganized Solutia; (ii) accept financial responsibility for toxic tort litigation relating to Pharmacia’s chemical business that occurred prior to Sept. 1, 1997; (iii) accept financial responsibility for environmental remediation obligations at sites relating to Pharmacia’s chemical business which Solutia never owned or operated; and (iv) share

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois, provided that Solutia would pay the first $50 million out of the rights offering (described above), Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia’s Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility for costs equally. However, because of the length of Solutia’s bankruptcy proceeding, Monsanto has already spent $63 million for offsite environmental remediation and related legal costs in Anniston, Alabama, and Sauget, Illinois, as of Feb. 28, 2007. Monsanto plans to either assert claims against Solutia for these amounts, receive reimbursements for remediation costs in excess of $50 million from Solutia consistent with the Plan, or otherwise resolve these claims through the reorganization process. The Plan provides for a comprehensive retiree settlement and includes a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997. In consideration for Monsanto’s contributions described in the Plan, the resolution of Monsanto’s claims in Solutia’s Chapter 11 case, and settlement of ongoing and potential litigation in the case, among other things, Monsanto would receive common stock in Reorganized Solutia. If the Plan was approved and Monsanto was required to make the full investment contemplated by the rights offering under its backstop commitment, Monsanto’s equity interest in Reorganized Solutia could range from approximately 45 percent to 49 percent, based upon an estimated range of unsecured claims against Solutia.
A charge in the amount of $284 million (the “Solutia-related charge” or the “charge”) was recorded in Monsanto’s first quarter fiscal 2005 results. As of Feb. 28, 2007, $195 million was recorded in the Statement of Consolidated Financial Position ($52 million in current liabilities and $143 million in the long-term portion of the Solutia-related reserve).
Monsanto believes that the Solutia-related charge represents the discounted cost that Monsanto would expect to incur in connection with these litigation and environmental matters. However, actual costs to Monsanto may differ materially from this estimate. Monsanto expects to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. In addition, the charge may not reflect all potential liabilities that Monsanto may incur in connection with Solutia’s bankruptcy. Litigation or environmental matters that are not reflected in the charge may arise in the future, and Monsanto may also manage, settle, or pay judgments or damages with respect to such matters in order to mitigate contingent potential liability and protect Pharmacia and Monsanto, if Solutia refuses to do so.
The charge does not reflect any insurance reimbursements, any recoveries Monsanto might receive through the bankruptcy process, or any recoveries Monsanto might receive through contribution actions that it is pursuing on Pharmacia’s behalf with regard to the Anniston, Alabama, and Sauget, Illinois, sites. Receivables of $30 million were recorded as of Feb. 28, 2007 ($27 million was recorded in miscellaneous receivables and $3 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of Monsanto’s settlement payments for certain litigation related to Anniston, Alabama. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $129 million.
In addition to the Solutia-related charge, Monsanto has incurred legal and other costs related to the Chapter 11 proceeding and its Solutia-related indemnification obligations to Pharmacia. These costs, along with excess amounts for the Sauget and Anniston remediation described above, are expensed as incurred, because the potential future costs to Monsanto to protect its interests cannot be reasonably estimated. The legal and other costs, together with the Solutia-related charge, are reflected in the Statements of Consolidated Operations as Solutia-related expenses.
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

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property clean up costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. On Dec. 15, 2006, a companion class action case, Tyson et al. v. Monsanto Company, et al., was filed in the Kanawha County, West Virginia, state court alleging personal injury from dioxin exposure. As indicated above, the previously filed cases seek relief for medical monitoring and property damage. Monsanto has also accepted the tender of this case from Akzo Nobel and the Flexsys group of defendants.
Solutia Environmental Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia’s current or former operations. Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, describes the significant environmental matters reflected in the Solutia-related charge.
Guarantees: Disclosure regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2006. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006. Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia’s Assumed Liabilities can be found above.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 15.  SEGMENT INFORMATION

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

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006	2007	2006

Net Sales
Corn seed and traits	$1,192	$811	$1,552	$1,078
Soybean seed and traits	373	449	543	622
Vegetable and fruit seed	174	148	274	273
All other crops seeds and traits	98	97	148	188

Total Seeds and Genomics	$1,837	$1,505	$2,517	$2,161

ROUNDUP and other glyphosate-based herbicides	$530	$427	$1,179	$976
All other agricultural productivity products	249	268	459	468

Total Agricultural Productivity	$779	$695	$1,638	$1,444

Total	$2,616	$2,200	$4,155	$3,605

EBIT(1)
Seeds and Genomics	$744	$615	$745	$634
Agricultural Productivity	78	40	181	133

Total	$822	$655	$926	$767

Depreciation and Amortization Expense
Seeds and Genomics	$90	$80	$176	$169
Agricultural Productivity	39	46	81	90

Total	$129	$126	$257	$259

(1)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006	2007	2006

EBIT(1)	$822	$655	$926	$767
Interest Expense — Net	3	20	6	38
Income Tax Provision(2)	276	195	287	230

Net Income	$543	$440	$633	$499

(1)	Includes pre-tax minority interest expense (income).

(2)	Includes the income tax provision from minority interest expense (income).

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
NOTE 16.  DISCONTINUED OPERATIONS
Environmental technologies businesses: In 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. (“Enviro-Chem” or the “environmental technologies businesses”) that met the “held for sale” criteria under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The environmental technologies businesses provided engineering, procurement and construction management services, and sold proprietary equipment and process technologies. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. The company determined that these businesses were no longer consistent with its strategic business goals. In August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor. As a result, the financial data for these businesses have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of SFAS 144. During the three months and six months ended Feb. 28, 2007, and Feb. 28, 2006, the income statement results of these businesses were less than $1 million, and thus there was no impact on the Statements of Consolidated Operations.
In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. As of the date of the divestiture, the receivable related to this power plant and related fixed assets had not been collected. The title to the receivable was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of Feb. 28, 2007, and Aug. 31, 2006. As of Feb. 28, 2007, and Aug. 31, 2006, the miscellaneous receivable of $6 million was recorded as an asset of discontinued operations and $2 million of deferred taxes on the miscellaneous receivable was recorded in liabilities of discontinued operations. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2007.
NOTE 17.  SUBSEQUENT EVENTS
In March 2007, Monsanto acquired 0.6 million shares for $30 million under the share repurchase plan authorized by the board of directors in October 2005.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2006. Financial information for the first six months of fiscal year 2007 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 15 — Segment Information — for a reconciliation of EBIT to net income for the three and six months ended Feb. 28, 2007, and Feb. 28, 2006.
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales increased $416 million in the three-month comparison and $550 million in the six-month comparison. In second quarter 2007, net sales improved as a result of increased sales of U.S. corn seed and traits and sales of ROUNDUP and other glyphosate-based herbicides in Brazil and Europe, which more than offset lower sales of U.S. soybean seed and traits. In first half 2007, net sales increased as a result of increased sales of U.S. corn seed and traits and ROUNDUP sales in Brazil, the United States and Argentina, which were partially offset by a decline in soybean seed and trait sales in the United States and cotton trait sales in Australia. Net income in second quarter 2007 was $0.98 per share, compared with $0.80 per share in second quarter 2006. Net income in the first half of 2007 was $1.14 per share, compared with $0.91 per share in the prior-year comparable period.
Financial Condition, Liquidity, and Capital Resources — In first half 2007, net cash provided by operations was $520 million, compared with $331 million in the prior-year first half. This increase was primarily due to improved earnings and a favorable change in accounts payable and other accrued liabilities. Net cash required by investing activities was $230 million in first half 2007, compared with $466 million in first half 2006, primarily because of lower investments in technology and business acquisitions. As a result, free cash flow improved to $290 million in the first half of 2007, compared with a use of $135 million in the first half of 2006. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
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
We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (defined in Note 14), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. In 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia’s bankruptcy. As of Feb. 28, 2007, the remaining Solutia-related reserve was $195 million. We believe that the reserve represents the discounted cost that we expect to incur in connection with these litigation and environmental matters. However, our actual costs may differ materially from this estimate. In addition, the reserve may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or other recoveries that we might receive. We also continue to incur legal and other expenses associated with the bankruptcy proceedings. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve or other of Solutia’s Assumed Liabilities or Solutia-related expenses is uncertain until the outcome of all matters in the Chapter 11 proceeding are resolved. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 14. See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” below and Part II — Item 1A — Risk Factors of this Form 10-Q.
RESULTS OF OPERATIONS

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
	2007	2006	% Change	2007	2006	% Change

Net Sales	$2,616	$2,200	19%	$4,155	$3,605	15%
Gross Profit	1,450	1,240	17%	2,130	1,874	14%
Operating Expenses:
Selling, general and administrative expenses	433	393	10%	817	743	10%
Research and development expenses	190	173	10%	372	341	9%

Total Operating Expenses	623	566	10%	1,189	1,084	10%

Income from Operations	827	674	23%	941	790	19%
Interest expense	34	33	3%	67	65	3%
Interest income	(31)	(13)	138%	(61)	(27)	126%
Solutia-related expenses (see Note 14)	9	7	29%	19	13	46%
Other expense (income) — net	(3)	11	(127)%	1	9	(89)%

Income Before Income Taxes and Minority Interest	818	636	29%	915	730	25%
Income tax provision	275	195	41%	285	230	24%
Minority interest expense (income)	—	1	(100)%	(3)	1	(400)%

Net Income	$543	$440	23%	$633	$499	27%

Diluted Earnings per Share	$0.98	$0.80	23%	$1.14	$0.91	25%

Effective Tax Rate	34%	31%		31%	32%

Comparison as a Percent of Net Sales:
Gross profit	55%	56%		51%	52%
Selling, general and administrative expenses	17%	18%		20%	21%
Research and development expenses	7%	8%		9%	9%
Total operating expenses	24%	26%		29%	30%
Income before income taxes and minority interest	31%	29%		22%	20%
Net income	21%	20%		15%	14%
Second Quarter Fiscal Year 2007
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income:
Net sales increased 19 percent in second quarter 2007 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 22 percent and our Agricultural Productivity segment net sales increased 12 percent. The following table presents the percentage changes in second quarter 2007 worldwide net sales by segment compared with the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Second Quarter 2007 Percentage Change in Net Sales vs. Second Quarter 2006
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	10%	8%	1%	19%	3%	22%
Agricultural Productivity Segment	7%	2%	3%	12%	—	12%
Total Monsanto Company	9%	6%	2%	17%	2%	19%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2007 and 2006. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 17 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company decreased 1 percentage point to 55 percent in second quarter 2007 driven by the decline in

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

gross profit percentage in the Seeds and Genomics segment, which decreased 2 percentage points in the quarter-over-quarter comparison to 65 percent. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment was 33 percent for both three-month periods. See the “Agricultural Productivity Segment” section of the MD&A for a more detailed discussion of the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 10 percent, or $57 million, in second quarter 2007 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 10 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States, and research and development (R&D) expenses increased 10 percent related to the increase in our investment in our product pipeline. Also, SG&A expenses increased because of higher charitable contribution expense in the second quarter 2007 related to the donation of $18 million of equity securities. As a percent of net sales, SG&A expenses decreased 1 percentage point to 17 percent, and R&D expenses decreased 1 percentage point to 7 percent in second quarter 2007 compared to second quarter 2006.
Interest expense increased $1 million in the three-month comparison because of the addition of a three-year term bank loan completed in July 2006.
Interest income increased $18 million in the quarter-over-quarter comparison because of interest earned on higher average cash balances in the United States and Brazil in the second quarter 2007.
Solutia-related expenses were $9 million in second quarter 2007 compared with $7 million in second quarter 2006. This increase was a result of an increase in the legal and other expenses associated with the bankruptcy proceedings.
Other expense (income) — net was income of $3 million in second quarter 2007, compared with expense of $11 million in second quarter 2006. During second quarter 2007, we recorded $17 million of other income related to the realized gain on equity securities that were donated. See discussion of this donation in the operating expenses explanation above.
Income tax provision was $275 million in second quarter 2007, compared with $195 million in the prior-year quarter. The effective tax rate increased to 34 percent from 31 percent in second quarter 2006. Second quarter 2006 included a favorable adjustment of $31 million resulting from a settlement with the Internal Revenue Service (IRS) and, to a lesser extent, favorable adjustments related to various state income tax matters. Second quarter 2007 included a tax benefit related to the retroactive extension of the R&D tax credit. Without these adjustments, our effective rate for second quarter 2007 would have been lower than the 2006 rate, primarily driven by a full-year projected benefit of the R&D tax credit in 2007.
First Half of Fiscal Year 2007
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2007 and 2006 income from continuing operations:
Net sales increased 15 percent in first half 2007 from the same period a year ago. Our Seeds and Genomics segment net sales improved 16 percent and our Agricultural Productivity segment net sales improved 13 percent. The following table presents the percentage changes in first half 2007 worldwide net sales by segment compared with the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2007 Percentage Change in Net Sales vs. First Half 2006
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	7%	7%	—	14%	2%	16%
Agricultural Productivity Segment	9%	2%	2%	13%	—	13%
Total Monsanto Company	7%	5%	2%	14%	1%	15%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2007 and 2006. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Gross profit increased 14 percent in the six-month comparison. Gross profit percentage for the total company decreased 1 percentage point to 51 percent in the first half of 2007 from the same period a year ago. Gross profit percentage for the Seeds and Genomics segment decreased
1 percentage point to 64 percent in the first half comparison. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage declined 1 percentage point for the Agricultural Productivity segment to 32 percent in first half 2007. See the “Agricultural Productivity Segment” section of MD&A for details.
Operating expenses increased 10 percent, or $105 million, in first half 2007 from the prior-year comparable half. In the six-month comparison, SG&A expenses increased 10 percent and R&D expenses increased 9 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States and the increase in our investment in our product pipeline. Also, SG&A expenses increased because of higher charitable contribution expense in the first half of 2007 related to the donation of $18 million of equity securities. As a percent of net sales, SG&A expenses decreased 1 percentage point to 20 percent, and R&D expenses were 9 percent in both six-month periods.
Interest expense increased $2 million in the six-month comparison because of the addition of a three-year term bank loan completed in July 2006.
Interest income increased $34 million in the six-month comparison because of interest earned on higher average cash balances in the United States and Brazil in the first half of 2007.
Solutia-related expenses were $19 million in first half 2007 compared with $13 million in first half 2006. This increase was a result of an increase in the legal and other expenses associated with the bankruptcy proceedings.
Other expense (income) — net was $1 million in first half 2007, compared with $9 million in first half 2006. The expense decrease was primarily related to $17 million of other income related to the realized gain on equity securities that were donated. See discussion of this donation in the operating expenses explanation above.
Income tax provision increased from $230 million in first half 2006 to $285 million in first half 2007, and the effective tax rate decreased from 32 percent to 31 percent, respectively, primarily the result of the following items:
•	First half 2007 includes several discrete tax adjustments resulting in a tax benefit of $30 million. The majority of this benefit is the result of audit settlements, including the conclusion of an ex-U.S. audit and the resolution of various state income tax matters, and, to a lesser extent, a benefit related to the retroactive extension of the R&D tax credit that was enacted as part of the Tax Relief and Health Care Act of 2006 on Dec. 20, 2006.

•	A tax benefit of $31 million was recorded in February 2006 as a result of the conclusion of an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group) by the IRS and, to a lesser extent, favorable adjustments related to various state income tax matters.
Without these items, our effective tax rate for the first half of 2007 would have been lower than the 2006 rate, primarily driven by a full-year projected benefit of the R&D tax credit in 2007.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Net Sales
Corn seed and traits	$1,192	$811	47%	$1,552	$1,078	44%
Soybean seed and traits	373	449	(17)%	543	622	(13)%
Vegetable and fruit seed	174	148	18%	274	273	—
All other crops seeds and traits	98	97	1%	148	188	(21)%

Total Net Sales	$1,837	$1,505	22%	$2,517	$2,161	16%

Gross Profit
Corn seed and traits	$790	$538	47%	$1,013	$691	47%
Soybean seed and traits	256	338	(24)%	378	452	(16)%
Vegetable and fruit seed	87	86	1%	138	149	(7)%
All other crops seeds and traits	62	47	32%	80	103	(22)%

Total Gross Profit	$1,195	$1,009	18%	$1,609	$1,395	15%

EBIT(1)	$744	$615	21%	$745	$634	18%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 15 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2007
Net sales of corn seed and traits increased 47 percent, or $381 million, in the three-month comparison primarily because of an increase in sales of U.S. corn seed and traits. In second quarter 2007, our corn seed and traits sales volume and sales mix improved because of higher sales volume of branded seed and traits resulting from stronger customer demand in the United States. Increased trait penetration and growth in stacked traits also favorably impacted our licensed and our American Seeds, Inc. (ASI) channels in the United States. Further, net sales of ASI improved because of revenues from recently acquired ASI subsidiaries which were not part of the company’s operations during this period last year.
Net sales of soybean seed and traits decreased 17 percent, or $76 million, in the second quarter of 2007, when compared to the second quarter of 2006 because of a decrease in sales volumes of U.S. soybean seed and traits driven by an anticipated decrease in soybean acres in the United States. This decline is partially offset by an improvement of ASI soybean seed and trait net sales because of revenues from recently acquired ASI subsidiaries which were not part of the company’s operations during this period last year.
In second quarter 2007, vegetable and fruit seed net sales increased 18 percent, or $26 million, in the quarter-over-quarter comparison because of an increase in sales volumes related to stronger customer demand.
Gross profit percentage for this segment decreased 2 percentage points in the quarter-over-quarter comparison to 65 percent. This decline was primarily driven by declines in the gross profit percentage in soybean seed and traits and vegetable and fruit seed. Soybean seed and trait gross profit percentage decreased in the second quarter 2007 primarily because of the negative impact of lower soybean volumes on our cost of production. In addition, our soybean seed sales, which carry lower margins than our soybean trait sales, increased as a percentage of soybean seed and trait sales compared with the second quarter 2006. Vegetable and fruit seed gross profit percentage decreased in second quarter 2007 primarily because of certain non-recurring items related to the integration of Seminis in addition to inventory disposition of excess or obsolete inventory. The decrease in vegetable and fruit seed gross profit percentage was partially offset by the effect on cost of goods sold associated with the inventory step-up for the Seminis acquisition, which was $12 million in second quarter 2006. There was no effect from the step-up in second quarter 2007.
EBIT for the Seeds and Genomics segment increased $129 million to $744 million in second quarter 2007. The sales increases discussed in this section resulted in $186 million higher gross profit in second quarter 2007. In the three-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Seeds and Genomics Financial Performance — First Half of Fiscal Year 2007

The sales explanations provided in the “Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2007” section of MD&A are also applicable for this comparison. Net sales of corn seed and traits increased 44 percent, or $474 million, in the six-month comparison. Soybean seed and trait net sales decreased 13 percent, or $79 million in the first half of 2007, when compared to the first half of 2006.
All other crops seeds and traits net sales decreased 21 percent, or $40 million, in the first half of 2007 primarily because of lower cotton trait sales volumes in Australia resulting from a decline in cotton acres. Planted cotton acres in Australia declined approximately 54 percent in first half 2007 compared with first half 2006 because of a severe drought in certain parts of Australia in first quarter 2007.
Gross profit percentage for this segment decreased 1 percentage point in the period-over-period comparison to 64 percent. This decline was primarily driven by declines in the gross profit percentage in soybean seed and traits and vegetable and fruit seeds, which were offset by an improvement in the corn seed and trait gross profit percentage driven by increased penetration of higher margin traits, particularly in U.S. corn. Soybean seed and trait gross profit percentage decreased in the first half of 2007 primarily because of the impact of lower soybean sales volumes on our cost of production. Vegetable and fruit seed gross profit percentage decreased in the first half of 2007 primarily because of certain non-recurring items related to the integration of Seminis in addition to inventory disposition of excess or obsolete inventory. The decrease in vegetable and fruit seeds gross profit as a percent of sales was partially offset by the effect on cost of goods sold associated with the inventory step-up for the Seminis acquisition, which was $5 million in the first half of 2007 and $23 million in the first half of 2006.
EBIT for the Seeds and Genomics segment increased $111 million to $745 million in the first half of 2007. The sales increases discussed in this section resulted in $214 million higher gross profit in the first half of 2007. In the six-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
	2007	2006	% Change	2007	2006	% Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$530	$427	24%	$1,179	$976	21%
All other agricultural productivity products	249	268	(7)%	459	468	(2)%

Total Net Sales	$779	$695	12%	$1,638	$1,444	13%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$155	$104	49%	$349	$286	22%
All other agricultural productivity products	100	127	(21)%	172	193	(11)%

Total Gross Profit	$255	$231	10%	$521	$479	9%

EBIT(1)	$78	$40	95%	$181	$133	36%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 15 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2007
Net sales of ROUNDUP and other glyphosate-based herbicides increased 24 percent, or $103 million, in the quarter-over-quarter comparison. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 16 percent. We experienced net sales increases in Brazil and Europe.
ROUNDUP herbicides net sales volumes increased in Brazil because of an improvement in farmer liquidity which increased the demand for our branded chemistry products. Farmer liquidity improved in the quarter-over-quarter comparison primarily because of the increase in the soybean commodity prices.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Sales of ROUNDUP and other glyphosate-based herbicides increased in Europe because of the favorable effect of the exchange rate of the European euro. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased in Europe, primarily because of a timing shift between first and second quarters of 2006 compared with the timing of sales in 2007. In 2006, sales occurred earlier in France because certain customers purchased ROUNDUP herbicides prior to the implementation of an ecology tax on herbicide sales in November 2005.
Gross profit percentage for the Agricultural Productivity segment was flat at 33 percent in both second-quarter periods. The increase in gross profit as a percent of sales for ROUNDUP and other glyphosate-based herbicides was offset by the decline in gross profit as a percent of sales for POSILAC and the acetanilide-based herbicides.
EBIT for the Agricultural Productivity segment increased $38 million in second quarter 2007. Gross profit increased $24 million because of higher sales of ROUNDUP and other glyphosate-based herbicides in the current-year quarter.
Agricultural Productivity Financial Performance — First Half of Fiscal Year 2007
Net sales of ROUNDUP and other glyphosate-based herbicides increased 21 percent, or $203 million, in the first half of 2007. In the six-month comparison, sales volumes of ROUNDUP herbicides increased 15 percent. ROUNDUP and other glyphosate-based herbicides net sales improved in Brazil, the United States and Argentina.
ROUNDUP herbicides net sales volumes increased in Brazil because of an improvement in farmer liquidity which increased the demand for our branded chemistry products. Farmer liquidity improved in the period-over-period comparison primarily because of the increase in the soybean commodity prices.
Sales volumes of ROUNDUP and other glyphosate-based herbicides improved in the United States because of an increase in customer demand resulting from an expected increase in ROUNDUP READY corn acres.
In the six-month comparison, Argentine sales volumes of ROUNDUP and other glyphosate-based herbicides increased because of an increase in the ROUNDUP and other glyphosate-based herbicides market driven by additional corn and soy acres and more favorable weather in the first half of 2007, when compared to the first half of 2006.
Gross profit percentage for the Agricultural Productivity segment declined 1 percentage point to 32 percent in the first half of 2007. This decline was primarily because of a decline in the net sales price in our U.S. acetanilide-based herbicides business in the first half of 2007, when compared to 2006. Another key contributor of this decline in gross profit percentage occurred in the lawn-and-garden business which experienced a shift in sales to lower margin private label products in the first half of 2007, when compared to the first half of 2006.
EBIT for the Agricultural Productivity segment increased $48 million to $181 million in the first half of 2007. Gross profit increased $42 million because of higher sales of ROUNDUP and other glyphosate-based herbicides in first half 2007.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
Working Capital and Financial Condition

			As of
	As of Feb. 28,		Aug. 31,
(Dollars in millions, except current ratio)	2007	2006	2006

Cash and cash equivalents	$1,565	$581	$1,460
Short-term investments	—	171	22
Trade receivables — net	2,007	2,010	1,455
Inventories	1,888	1,856	1,688
Other current assets(1)	836	846	836

Total Current Assets	$6,296	$5,464	$5,461

Short-term debt	$55	$486	$28
Accounts payable	547	459	514
Accrued liabilities(2)	1,957	1,706	1,737

Total Current Liabilities	$2,559	$2,651	$2,279

Working Capital(3)	$3,737	$2,813	$3,182
Current Ratio(3)	2.46:1	2.06:1	2.40:1

(1)	Includes miscellaneous receivables, current deferred tax assets, assets of discontinued operations and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower accruals, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 28, 2007, compared with Aug. 31, 2006: Working capital increased $555 million between Aug. 31, 2006, and Feb. 28, 2007, because of the following factors:
•	Trade receivables — net increased $552 million in the first half of 2007 primarily because of the seasonality of our sales and collections excluding customer prepayments, which were classified as accrued liabilities as of Feb. 28, 2007. The effect of foreign currency translation also contributed to this increase.

•	Inventories increased $200 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance as of Feb. 28, 2007.

•	Accrued marketing programs decreased $244 million in the six months ended February 28, 2007 because of the market funding payments to U.S. customers related to 2006 sales. This decrease was partially offset by an increase in market funding accruals related to current year sales.
These increases to working capital between Aug. 31, 2006, and Feb. 28, 2007, were offset primarily by the following factors:
•	Deferred revenue increased $298 million due to U.S. customer prepayments in first half 2007, which is consistent with the seasonality of our business.

•	Income taxes payable increased $136 million because of higher net income in the period and the timing of U.S. tax payments.

•	Grower accruals increased $54 million representing amounts payable to farmers who grow seed for us. This increase is also consistent with the seasonality of our business.
Feb. 28, 2007, compared with Feb. 28, 2006: Working capital increased $924 million between Feb. 28, 2007, and Feb. 28, 2006. The following factors increased working capital as of Feb. 28, 2007, compared with Feb. 28, 2006:
•	Cash and cash equivalents increased $984 million between the respective periods. As presented on the Statements of Consolidated Cash Flows, the net increase in cash and cash equivalents was $105 million in first half 2007 compared with $56 million in first half 2006. The cash and cash equivalents balance was higher as of Aug. 31, 2006, compared with Aug. 31, 2005, by $935 million primarily because of less payments for acquisitions in 2006, when compared with 2005.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

•	Short-term debt decreased $431 million. We had more commercial paper outstanding as of Feb. 28, 2006, because of the increase in cash on hand during the first half of 2007, when compared with the first half of 2006.

These working capital increases were offset primarily by the following factors:
•	We decreased our position in short-term investments by $171 million as of Feb. 28, 2007, to less than $1 million.

•	Income taxes payable increased $207 million because of higher net income in the current year, the timing of U.S. tax payments and the utilization of net operating losses during 2006.

•	Accounts payable increased $88 million primarily because of the Seeds and Genomics business growth in the United States.
Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $4 million in first half 2007 and $18 million in first half 2006 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
As of Feb. 28, 2007, there were no outstanding customer loans held by the QSPE. As of Aug. 31, 2006, the customer loans held by the QSPE and the QSPE’s liability to the conduits was $268 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Feb. 28, 2007, and Aug. 31, 2006, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualified for sales treatment under SFAS 140. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company’s consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The program was amended to increase the total funds available under the program to $140 million. We received $75 million and $22 million of proceeds through these customer financing programs in first half 2007 and first half 2006, respectively. The amount of loans outstanding was $118 million and $64 million as of Feb. 28, 2007, and Aug. 31, 2006, respectively. The maximum potential amount of future payments under the guarantees was $118 million as of Feb. 28, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $2 million as of Feb. 28, 2007, and Aug. 31, 2006. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $66 million and $49 million of proceeds through these customer financing programs in the first six months of 2007 and 2006, respectively. The amount of loans outstanding was $91 million and $47 million as of

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Feb. 28, 2007, and Aug. 31, 2006, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $91 million as of Feb. 28, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million as of Feb. 28, 2007, and Aug. 31, 2006. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $4 million for first half 2007 and $17 million for first half 2006. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Feb. 28, 2007, and Aug. 31, 2006. The maximum potential amount of future payments under the recourse provisions of the agreements was $2 million as of Feb. 28, 2007. The outstanding balance of the receivables sold was $2 million and $41 million as of Feb. 28, 2007, and Aug. 31, 2006, respectively.
Cash Flow

	Six Months Ended Feb. 28,
(Dollars in millions)	2007	2006

Net Cash Provided by Operating Activities	$520	$331
Net Cash Required by Investing Activities	(230)	(466)

Free Cash Flow(1)	290	(135)

Net Cash Provided (Required) by Financing Activities	(200)	191
Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	—

Net Increase in Cash and Cash Equivalents	105	56
Cash and Cash Equivalents at Beginning of Period	1,460	525

Cash and Cash Equivalents at End of Period	$1,565	$581

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities increased $189 million in the six-month comparison primarily because of improved earnings and a favorable change in accounts payable and other accrued liabilities partially offset by a lower utilization of deferred income taxes and the change in trade receivables. Accounts payable and other accrued liabilities was impacted favorably by the timing of tax accruals and the growth of the U.S. business. The change in trade receivables was unfavorable when compared to the first half of 2006 because of the increase in sales in the period-over-period comparison despite improved cash collections. In first half 2007, other items were a use of cash of $72 million, compared with $6 million in first half 2006. The two largest contributors to this decline were the non-recurring $43 million payment we received in first quarter 2006 from our distributor of lawn-and-garden products and the timing of collections of value-added tax credits outside of the United States.
Cash required by investing activities decreased $236 million in the period-over-period comparison. This decrease is primarily because the first half of 2006 included cash payments of $125 million for contingent consideration related to the Seminis acquisition and $100 million for an animal agriculture upfront royalty payment.
The amount of cash required by financing activities was $200 million in first half 2007 compared with a source of cash of $191 million in first half 2006. The net change in short-term financing required cash of $5 million in first half 2007 compared with a source of cash of $241 million in the prior-year half. In the first six months of 2007, treasury stock purchases required cash of $71 million under the four-year $800 million share repurchase program, which was authorized by our board of directors on Oct. 25, 2005. No shares were repurchased under this plan in the six months ended Feb. 28, 2006. Cash required for long-term debt reductions was $71 million in first half 2007, compared with $45 million in first half 2006. Dividend payments increased 22 percent, or $22 million, because we paid dividends of 18.5 cents per share in the first half of 2006 compared with 22.5 cents per share in the first half of 2007.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Capital Resources and Liquidity

	As of Feb. 28,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2007	2006	2006

Short-Term Debt	$55	$486	$28
Long-Term Debt	1,581	1,378	1,639
Total Shareowners’ Equity	7,169	6,219	6,525

Debt-to-Capital Ratio	19%	23%	20%

Total debt outstanding decreased $31 million between Aug. 31, 2006, and Feb. 28, 2007, primarily because we repaid $63 million of our three-year term bank loan in Europe in October 2006, which was partially offset by increased commercial paper outstanding.
Credit Facility: Effective Feb. 28, 2007, we finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaces the existing $1 billion credit facility established in 2004. Covenants under the $2 billion revolving credit facility are substantially similar to those in the facility replaced.
Dividend: In January 2007, we declared a quarterly dividend of 12.5 cents payable on Apr. 27, 2007, to shareowners of record as of Apr. 6, 2007.
Capital Expenditures: We expect 2007 capital expenditures to be in the range of $450 million to $500 million compared with $370 million in 2006. The largest drivers of this increase are expected to be projects to expand corn seed production and information technology facilities.
Share Repurchases: In March 2007, we acquired 0.6 million shares for $30 million under the share repurchase plan authorized by the board of directors in October 2005.
2007 Acquisitions: In December 2006, ASI acquired Fielder’s Choice Direct, a U.S. seed company, for $50 million (net of cash acquired), inclusive of transaction costs of $1 million, with a potential additional earn-out amount of up to $5 million. In conjunction with this acquisition, we entered into a five-year global technology license agreement. Also in second quarter 2007, ASI acquired three regional U.S. seed companies in separate transactions. In January 2007, Monsanto acquired a European fruit seed company for $7 million, inclusive of transaction costs of $1 million. The financial results of these acquisitions were included in the company’s consolidated financial statements from their respective dates of acquisition. See Note 3 — Business Combinations — for further discussion of these acquisitions.
2006 Acquisitions: In 2006, ASI acquired 12 regional U.S. seed companies for an aggregate purchase price of $133 million (net of cash acquired). For all 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 3 — Business Combinations — for further discussion of these acquisitions.
Pending Acquisition: On Aug. 15, 2006, we announced the signing of a definitive agreement to purchase all of the outstanding stock of Delta and Pine Land Company (NYSE: DLP) for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). Delta and Pine Land is a leader in the cotton seed industry and currently operates the largest and longest running private cotton seed breeding program in the world. The transaction was unanimously approved by the boards of directors of both companies, and on Dec. 21, 2006, was approved by the shareholders of Delta and Pine Land. Appropriate filings were made under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the transaction is being reviewed by federal and state authorities including the U.S. Department of Justice (DOJ) and is subject to other customary closing conditions. The transaction has received clearance from ex-U.S. regulatory authorities that required pre-merger notification. As prescribed in the merger agreement, as of Feb. 14, 2007, the deadline for closing was automatically extended to Aug. 14, 2007, to complete regulatory reviews. The agreement provides several potential consequences for litigation between Delta and Pine Land and us in the event the transaction is not closed because of: (1) certain circumstances generally related to antitrust issues or the failure of Monsanto to perform in all material respects certain covenants, in which case we would be obligated to pay Delta and Pine Land $600 million and all litigation would terminate; (2) Delta and Pine Land’s failure to perform in all material respects certain covenants, in which case all litigation would terminate without payment by either party; or (3) any other reason, in which case litigation may recommence and certain of Delta and Pine Land’s licenses with us may be amended in its favor, depending on the reason for the termination.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

We expect to be required to divest the U.S. assets of our Stoneville cottonseed business, as a condition of obtaining regulatory clearance of our proposed acquisition of Delta and Pine Land. Therefore, we have engaged in negotiations with potential buyers for this business. However, any sale of Stoneville assets would be conditioned upon consummation of the Delta and Pine Land acquisition, which is being reviewed by regulatory agencies. Accordingly, the financial results of the Stoneville business are included in income from continuing operations for all periods presented.
We intend to finance a portion of the Delta and Pine Land acquisition with available cash reserves at the time of close and are likely to finance the remaining balance with a combination of short-term loans and commercial paper borrowings.
Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)
There are no material changes related to our off-balance sheet arrangement relating to Solutia from the disclosure in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006. See Note 14 under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities, the charge taken in connection with Solutia’s Assumed Liabilities, and the plan of reorganization filed by Solutia in its bankruptcy. Also see Part II — Item 1 — Legal Proceedings — for further information.
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

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. We have obtained the necessary regulatory clearances at the state level in the United States and approvals in countries that are major importers of U.S. corn, e.g., Canada, Mexico, Japan, Korea, and Taiwan, for single and stacked products with our next second-generation trait, YIELDGARD VT. In 2007, we expect that higher-value, stacked-trait products will represent a larger share of our total U.S. corn seed sales than single-trait products. Acquisitions may also present near-term opportunities to increase penetration of our traits. In particular, we expect that our acquisition of Delta and Pine Land Company would enable us to accelerate penetration of our second-generation cotton traits. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits, when our competitors are delivering their first-generation traits.
On March 21, 2007, we and BASF announced a long-term joint research and development and commercialization collaboration in plant biotechnology that will focus on the development of high yielding crops and crops that are more tolerant to adverse environmental conditions such as drought. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton and canola.
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
In Brazil, we expect to continue to need to operate our dual-track business model of certified seeds and point-of-grain or cotton delivery-based payment system to ensure that we capture value on all Monsanto ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. However, full operation of the regulatory system to approve additional traits must be achieved for Brazil to be a greater contributor to revenue in seeds and traits. The agriculture economy in Brazil is benefiting from strong global commodity prices, particularly related to soybeans. Although farmer liquidity has improved from last year, we continue to monitor our credit policy, expand our grain-based collection system, and increase cash sales, as part of our continuous effort to enhance Brazilian risk management against possible market and foreign exchange volatility.
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
Agricultural Productivity
We believe our ROUNDUP herbicide business will continue to generate a sustainable source of cash and gross profit for us. Pricing of generic formulations of glyphosate herbicides has moved up over the first half of 2007. The generic pricing can be somewhat unstable over the short-term but we believe the long-term trend will be favorable. We have experienced increased demand in recent years and are implementing strategies to meet the future demand for our ROUNDUP business, as well as our licensed glyphosate business. To sustain the cash and income generation of our ROUNDUP business, we will continue to actively manage our inventory and other costs and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to increase prices. Further expansion of crops with our ROUNDUP READY traits may also incrementally increase sales of our ROUNDUP products.
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

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

We expect that our lawn-and-garden herbicide products will remain a strong cash generator and that they will support our brand equity in the marketplace. However, we anticipate they will face increasing competition from generic and private-label products and cost pressure from major retailers.
During 2007, our POSILAC business will continue to reduce bulk powder inventory. Sandoz GmbH, which manufactures the active ingredient and the finished dose formulation for POSILAC, has notified us of its intention to terminate its agreement with us, effective Dec. 31, 2008. We do not expect the termination to have a significant effect on our supplies because in 2006 we received FDA approval of the Augusta, Georgia facility for finished formulation and packaging of POSILAC. We believe some processor requests for “r-BST-free” milk will limit our future sales.
Other Information
As discussed in Note 14 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings — Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities; this obligation is discussed in Note 14.
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
NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, we will adopt SFAS 159 in fiscal year 2009. We are currently evaluating the impact of SFAS 159 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. Based upon the most recent actuarial estimate for the fiscal year ended Aug. 31, 2007, the adoption of SFAS 158 is expected to result in an increase in liabilities and pre-tax comprehensive loss of $70 million to $90 million. The actual impact of the adoption of SFAS 158 may differ from these estimates due to changes to actual plan assets and liabilities and final assumptions as of Aug. 31, 2007. This statement also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

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
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Accordingly, we will adopt FIN 48 in first quarter of fiscal year 2008. We are currently evaluating the impact of FIN 48 on the consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Feb. 28, 2007 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the second quarter 2007, we implemented various process and information system enhancements in the Asia Pacific region in conjunction with our global strategy related to the implementation of SAP software, and associated business process improvements. These process and information system enhancements require modifications to the internal controls principally supporting sales, customer service, inventory management, accounts receivable and accounts payable processes. These process and information system enhancements were

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

not considered material in any individual country, however they were material collectively. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities (as defined in Note 14). We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 14 under the subheadings “Litigation and Indemnification” and “Solutia Inc.” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.
The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2006.
Patent and Commercial Proceedings
The following proceedings involve Syngenta AG (Syngenta) and its affiliates:
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on Aug. 25, 2005, Syngenta filed suit against us in the Circuit Court of Hennepin County, Minnesota, seeking access to our new patented next generation glyphosate-tolerant soybean technology under a license for our current soybean technology that we previously entered into with Ciba Seeds, which is now owned by Syngenta. This case is set for trial beginning May 21, 2007.

•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on Aug. 7, 2006, acting on a long pending jury advisory verdict, the U.S. District Court for the Middle District of North Carolina ruled that scientists of Rhône Poulenc Agrochimie S.A. were entitled to be named as co-inventors of U.S. Patent No. 6,040,497 but were not entitled to be named as co-inventors of U.S. Patent No. 5,554,798 (the ‘798 Patent). The ‘798 Patent covers glyphosate-tolerant crops and fertile transgenic corn and was assigned to DEKALB. On Aug. 9, 2006, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Eastern District of Missouri. The suit alleges infringement of the ‘798 Patent by the making and selling of GA21 corn. We are seeking an injunction against the sale of GA21 corn by Syngenta and its affiliates and damages for willful infringement of DEKALB’s patent. This case is currently set for trial beginning May 5, 2008.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2006, on July 26, 2005, American Seed Company (which is unrelated to Monsanto or its ASI subsidiary) filed a purported class action suit against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed essentially alleges that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Plaintiffs seek an unspecified amount of damages and injunctive relief. On Nov. 13, 2006, the trial court denied plaintiffs’ motion for class certification. On Jan. 25, 2007, the U. S. Court of Appeal for the Third Circuit granted Plaintiffs’ motion to review the trial court’s decision denying class certification. The case has been stayed pending the decision of the Third Circuit. There currently is no trial setting for this matter.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2006, while efforts continue, discussions have failed to resolve outstanding issues related to the development of a payment system for the use of our technology to produce soybean products in Argentina or Uruguay containing our patented ROUNDUP READY technologies. We have initiated patent infringement actions against importers of Argentine soy products that were found by European customs officials to have contained our unlicensed glyphosate-tolerant technology, which is patented in the respective European countries. In June 2005, we filed cases against Cefetra, in

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

The Hague, the Netherlands, and Den Lokale, A.m.d.A., et al., in the Danish High Court, Eastern Division. In February and March 2006, we filed cases against Bunge Iberica SA, Ceralto SL and Sesostris SAE in Spain, and Cargill International SA and Cargill plc in England. Further cases were filed in May and June 2006 against Alfred C. Toepfer International GmbH and Glencore Grain BV and Glencore Grain Rotterdam BV, in the courts of The Hague. Trial is scheduled for The Hague in October 2007. Trial is set in Spain for July 2007, and in England for June 2007. No trial has been scheduled in the Danish High Court. The Argentine government has opposed our use of patent infringement actions as a means of securing payment for the use of our technology in Argentina and has been admitted as an observer to the proceedings in the Netherlands and Denmark. Also in response to our actions, the Argentine Secretary of Agriculture has requested that the national competition commission in Argentina (CNDC) proceed with a civil administrative action against us. The CNDC has initiated a market investigation, under which we were given the opportunity to provide information to the CNDC before it would consider whether or not to initiate a formal proceeding. We provided information to the CNDC in February 2007.
Farmer Lawsuits
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by allegedly fixing and artificially inflating the prices and fees for Monsanto’s various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case pending in state court in Tennessee. No trial dates have been set for these matters.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all persons who purchased our ROUNDUP brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes, and seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware.
Proceedings Related to Delta and Pine Land Company
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, we are a party to litigation and several arbitrations with Delta and Pine Land. On Aug. 15, 2006, we announced the signing of a definitive agreement to purchase all of the outstanding stock of Delta and Pine Land. In the event the transaction is closed, all of the litigation and arbitrations will terminate. See Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources — Pending Acquisition — which is incorporated by reference herein, for more information about the agreement and the consequences if the transaction does not close. Following is an update of the status of one of these proceedings; the status of the other proceedings remains unchanged from the status in the Form 10-K:
•	On Jan. 18, 2000, Delta and Pine Land Company reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages. Delta and Pine Land alleges that the former Monsanto Company failed to exercise reasonable efforts to complete a merger between the two companies and tortiously interfered with its prospective business relations by feigning interest in the merger so as to keep it from pursuing transactions with other entities. We filed a counterclaim seeking to set aside the merger agreement on the basis of Delta and Pine Land’s fraudulent nondisclosure of material information and substantial damages including the $83 million breakup fee paid to Delta and Pine Land. On Oct. 8, 2004, the Court granted our motion for partial summary judgment, which eliminated a significant element of Delta and Pine Land’s damages claim, but the Mississippi Supreme Court granted review of that decision and the admissibility and use of certain documents at trial. The Mississippi Supreme Court has extended the stay in proceedings until at least Sept. 4, 2007, pending closure of the transaction.
Agent Orange Proceedings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and in our Report on Form 10-Q for the quarterly period ended Nov. 30, 2006, in a purported class action suit styled Dobbie, et al. v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by it during the course of a 30-year program to control weeds

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

and vegetation at the facility. On May 3, 2006, the Federal Court granted the government’s motion to stay proceedings so that it could file a third-party action in this litigation against The Dow Chemical Company and us, as manufacturers of Agent Orange. Thereafter, purported class action lawsuits have been filed by plaintiffs against the Canadian government in at least three provinces, including Manitoba, New Brunswick, and Ontario. On Sept. 29, 2006, the Manitoba Court denied the Canadian government’s motion to stay the proceedings before it. On Jan. 12, 2007, in the New Brunswick action, the Canadian government filed a third party action against Dow Chemical and us seeking contribution for any injuries plaintiffs may have suffered as the result of the spraying of certain chemicals in 1967 and 1968.
Proceedings Related to Solutia’s Assumed Liabilities
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on Dec. 6, 2005, a products liability lawsuit, styled Abbatiello et al. v. Pharmacia Corporation et al., was filed against Pharmacia, Solutia, and us in the Supreme Court of New York County, New York. The suit claims that all defendants manufactured and sold PCB products to General Electric Company and is brought by 590 current employees of General Electric who allege exposure to chemicals used by General Electric in and around its plant in Schenectady, New York, from the 1970s to the present. The suit seeks actual and punitive damages for alleged personal injuries and fear of future disease. On March 15, 2006, a similar lawsuit styled Abele v. Monsanto Company, et al. was filed by 486 former employees of General Electric against the same defendants in the same court. Defendants have removed the cases to the U.S. District Court for the Southern District of New York, and on March 5, 2007, the federal judge denied plaintiffs’ motions to remand to state court in both cases.
See Note 14 for additional information regarding legal proceedings related to Solutia’s Assumed Liabilities.
ITEM 1A. RISK FACTORS
Please see “Caution Regarding Forward-Looking Statements,” at the front of this Report on Form 10-Q and Part I — Item 1A — Risk Factors — of our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2007 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of Shares	(d) Approximate Dollar
				Purchased as Part of	Value of Shares that May
	(a) Total Number of		(b) Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased		per Share(1)	or Programs	the Plans or Programs

December 2006:
Dec. 1, 2006, through Dec. 31, 2006	312,740		47.96	312,740	$615,541,440
January 2007:
Jan. 1, 2007, through Jan. 31, 2007	8,885	(2)	55.25	—	$615,541,440
February 2007:
Feb. 1, 2007, through Feb. 28, 2007	2,453	(2)	44.40	—	$615,541,440

Total	324,078		48.14	312,740	$615,541,440

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Represents total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.
On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Feb. 28, 2007.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
At our Annual Meeting of Shareowners on Jan. 17, 2007, three matters were submitted to a vote of shareowners.
1.	The following individuals were nominated and elected to serve as directors: Frank V. AtLee III, Arthur H. Harper, Gwendolyn S. King, Sharon R. Long, Ph.D. were elected to serve until the 2010 Annual Meeting or until a successor is elected and has qualified or until his earlier death, resignation or removal. Votes were cast as follows:

Name	Votes “For”	Votes to “Withhold Authority”
Frank V. AtLee III	481,393,940	4,323,196

Arthur H. Harper	481,501,547	4,215,589

Gwendolyn S. King	479,475,410	6,241,726

Sharon R. Long, Ph.D.	481,616,223	4,100,913
2.	The appointment by the Board of Directors of Deloitte & Touche LLP as independent registered public accounting firm for the year 2007 was ratified by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 479,363,745 votes were cast in favor of ratification, 2,859,349 votes were cast against, and 3,494,041 votes were counted as abstentions.
3.	The shareowner proposal requesting that the Board separate the roles of Chairman and Chief Executive Officer was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 59,564,698 votes were cast in favor of the proposal, 374,940,448 votes were cast against, 5,004,797 votes were counted as abstentions, and 103,594,193 were counted as broker non-votes.
ITEM 6. EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ RICHARD B. CLARK Richard B. Clark
Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)
Date: Apr. 6, 2007

MONSANTO COMPANY	SECOND QUARTER 2007 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

10	Omitted

11	Omitted — see Note 12 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).