Form 10-Q
period 2007-05-31
MONSANTO CO /NEW/
filed 2007-06-29
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 545,461,017 shares of Common Stock, $0.01 par value, outstanding as of June 26, 2007.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits, including proceedings related to Solutia Inc.; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and nine months ended May 31, 2007, and May 31, 2006, the Condensed Statements of Consolidated Financial Position as of May 31, 2007, and Aug. 31, 2006, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2007, and May 31, 2006, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended May 31,		Nine Months Ended May 31,
(In millions, except per share amounts)	2007	2006	2007	2006

Net Sales	$2,842	$2,309	$6,990	$5,904
Cost of goods sold	1,339	1,140	3,357	2,865

Gross Profit	1,503	1,169	3,633	3,039
Operating Expenses:
Selling, general and administrative expenses	487	429	1,299	1,167
Research and development expenses	190	187	554	521
Acquired in-process research and development (see Note 3)	7	—	7	—
Restructuring reversals	—	(2)	—	(2)

Total Operating Expenses	684	614	1,860	1,686
Income from Operations	819	555	1,773	1,353
Interest expense	29	35	96	100
Interest income	(28)	(10)	(89)	(37)
Solutia-related expenses (see Note 15)	4	7	23	20
Other expense — net	8	16	9	25

Income Before Income Taxes and Minority Interest	806	507	1,734	1,245
Income tax provision	231	174	521	407
Minority interest expense	10	11	7	12

Net Income from Continuing Operations	$565	$322	$1,206	$826

Discontinued Operations (see Note 17):
Income (loss) from operations of discontinued businesses	8	19	(5)	11
Income tax expense (benefit)	3	7	(2)	4

Income (Loss) on Discontinued Operations	5	12	(3)	7

Net Income	$570	$334	$1,203	$833

Basic Earnings per Share:
Income from continuing operations	$1.04	$0.60	$2.22	$1.53
Income (loss) on discontinued operations	0.01	0.02	(0.01)	0.01

Net Income	$1.05	$0.62	$2.21	$1.54

Diluted Earnings per Share:
Income from continuing operations	$1.02	$0.58	$2.18	$1.50
Income (loss) on discontinued operations	0.01	0.02	(0.01)	0.01

Net Income	$1.03	$0.60	$2.17	$1.51

Weighted Average Shares Outstanding:
Basic	544.4	541.6	543.7	539.2
Diluted	555.2	552.3	554.4	551.0

Dividends Declared per Share	$—	$—	$0.25	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of May 31,	As of Aug. 31,
(Dollars in millions, except share amounts)	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$994	$1,460
Short-term investments	—	22
Trade receivables — net of allowances of $326 and $298, respectively	3,414	1,455
Miscellaneous receivables	422	344
Deferred tax assets	389	390
Inventories (see Note 6)	1,664	1,688
Assets of discontinued operations (see Note 17)	58	6
Other current assets	68	96

Total Current Assets	7,009	5,461
Property, Plant and Equipment — Net of Accumulated Depreciation of $3,221 and $2,999, respectively	2,467	2,418
Goodwill (see Note 7)	1,530	1,522
Other Intangible Assets — Net (see Note 7)	1,155	1,229
Noncurrent Deferred Tax Assets	693	625
Noncurrent Assets of Discontinued Operations (see Note 17)	130	—
Other Assets	488	473

Total Assets	$13,472	$11,728

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$561	$28
Accounts payable	493	514
Income taxes payable	364	234
Accrued compensation and benefits	287	295
Accrued marketing programs	591	494
Deferred revenues	90	120
Grower accruals	57	26
Liabilities of discontinued operations (see Note 17)	24	2
Miscellaneous short-term accruals	654	566

Total Current Liabilities	3,121	2,279
Long-Term Debt	1,150	1,639
Postretirement Liabilities	576	600
Long-Term Portion of Solutia-Related Reserve (see Note 15)	121	155
Noncurrent Liabilities of Discontinued Operations (see Note 17)	5	—
Other Liabilities	569	530
Commitments and Contingencies (see Note 15)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 575,310,245 and 571,377,639 shares, respectively; Outstanding 545,080,063 and 543,177,133 shares, respectively	6	6
Treasury stock, 30,230,182 and 28,200,506 shares, respectively, at cost	(718)	(623)
Additional contributed capital	9,034	8,879
Retained deficit	(32)	(1,099)
Accumulated other comprehensive loss	(348)	(623)
Reserve for ESOP debt retirement	(12)	(15)

Total Shareowners’ Equity	7,930	6,525

Total Liabilities and Shareowners’ Equity	$13,472	$11,728

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Nine Months Ended May 31,
(Dollars in millions)	2007	2006

Operating Activities:
Net Income	$1,203	$833
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization expense	386	386
Bad-debt expense	29	40
Stock-based compensation expense	54	47
Excess tax benefits from stock-based compensation	(49)	(81)
Deferred income taxes	(10)	159
Equity affiliate expense — net	30	21
Acquired in-process research and development	7	—
Other items	(1)	30
Changes in assets and liabilities, net of the effects of acquisitions:
Trade receivables	(1,969)	(1,368)
Inventories	91	(51)
Accounts payable and other accrued liabilities	421	176
PCB litigation settlement proceeds (see Note 15)	21	21
Solutia-related payments (see Note 15)	(28)	(23)
Other items	(96)	(6)

Net Cash Provided by Operating Activities	89	184

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	—	(21)
Maturities of short-term investments	22	150
Capital expenditures	(297)	(234)
Acquisitions of businesses, net of cash acquired	(125)	(185)
Technology and other investments	(35)	(128)
Other investments and property disposal proceeds	25	10

Net Cash Required by Investing Activities	(410)	(408)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	265	448
Short-term debt proceeds	—	6
Short-term debt reductions	(8)	(26)
Long-term debt proceeds	4	4
Long-term debt reductions	(277)	(78)
Payments on other financing	(4)	(5)
Treasury stock purchases	(101)	(87)
Stock option exercises	59	105
Excess tax benefits from stock-based compensation	49	81
Dividend payments	(191)	(154)

Net Cash Provided (Required) by Financing Activities	(204)	294

Effect of Exchange Rate Changes on Cash and Cash Equivalents	59	—

Net Increase (Decrease) in Cash and Cash Equivalents	(466)	70
Cash and Cash Equivalents at Beginning of Period	1,460	525

Cash and Cash Equivalents at End of Period	$994	$595

See Note 14 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

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
Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, and SEMINIS, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics. See Note 16 — Segment Information — for further details.
In third quarter 2007, the company committed to sell its Stoneville and NexGen businesses as a condition of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). See Note 17 — Discontinued Operations — for further details. As a result, financial data for these businesses has been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. Also, under the guidance of SFAS 144, the remaining assets and liabilities of the Stoneville and NexGen businesses have been separately presented on the Condensed Statements of Consolidated Financial Position as of May 31, 2007. The Stoneville and NexGen businesses are part of the Seeds and Genomics segment.
On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2006, and Feb. 28, 2007. Financial information for the first nine months of fiscal year 2007 should not be annualized because of the seasonality of the company’s business.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. Based upon the most recent actuarial estimate for the fiscal year ended Aug. 31, 2007, the adoption of SFAS 158 is expected to result in an increase in liabilities and pre-tax accumulated other comprehensive loss of $70 million to $90 million. The actual impact of the adoption of SFAS 158 may differ from these estimates due to changes to actual plan assets and liabilities and final assumptions as of Aug. 31, 2007. This statement also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after Dec. 15, 2006. Accordingly, Monsanto will adopt SFAS 158 in the fourth quarter of fiscal year 2007. The change in measurement date provisions is effective for fiscal years ending after Dec. 15, 2008.
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
NOTE 3. BUSINESS COMBINATIONS

2007 Acquisitions: In December 2006, Monsanto’s American Seeds, Inc. (ASI) subsidiary acquired Fielder’s Choice Direct, a U.S. seed company, for $50 million (net of cash acquired), inclusive of transaction costs of $1 million, with a potential additional earn-out amount of up to $5 million. In conjunction with this acquisition, Monsanto entered into a five-year global technology license agreement. See Note 7 — Goodwill and Other Intangible Assets — for further discussion of the agreement. In January 2007, Monsanto acquired a European fruit seed company for $7 million, inclusive of transaction costs of $1 million. In May 2007, Monsanto acquired a European hybrid vegetable seed business, for $50 million, inclusive of transaction costs of $5 million. A charge of $7 million was recorded in third quarter 2007 for the write-off of acquired in-process research and development (IPR&D) related to this business. Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future use. Accordingly, the amount allocated to IPR&D was required to be expensed immediately under generally accepted accounting principles. Also, in the nine months ending May 31, 2007, ASI acquired six regional U.S. seed companies in separate transactions for an aggregate purchase price of $17 million, inclusive of transaction costs of $1 million, with a potential additional earn-out amount of up to $1 million.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
2006 Acquisitions: In September 2005, ASI acquired five regional U.S. seed companies for an aggregate purchase price of $54 million (net of cash acquired). In December 2005, the company paid $125 million of contingent consideration related to a fiscal year 2005 acquisition resulting in additional goodwill. In March 2006, ASI acquired two additional U.S. seed companies for an aggregate purchase price of $6 million (net of cash acquired). In June and July 2006, ASI acquired five additional U.S. seed companies for an aggregate purchase price of $73 million (net of cash acquired).
For all fiscal year 2007 and 2006 acquisitions, the financial results of the acquired entities were included in the company’s consolidated financial statements within the Seeds and Genomics segment from their respective dates of acquisition. The assets and liabilities of the acquired entities were recorded at their estimated fair values as of the dates of the acquisitions. The purchase price allocations for the fiscal 2007 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of intangible assets. In addition, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.
NOTE 4. RESTRUCTURING

Restructuring activity was recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

Restructuring Reversals(1)	$—	$2	$—	$2

Income from Continuing Operations Before Income Taxes	—	2	—	2
Income Tax Provision	—	1	—	1

Income from Continuing Operations	—	1	—	1

Net Income	$—	$1	$—	$1

(1)	The $2 million of restructuring reversals for the three months and nine months ended May 31, 2006, was split by segment as follows: $1 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment.
Fiscal Year 2004 Restructuring Plan
On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with the company’s ROUNDUP herbicides business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included a $69 million impairment of goodwill in the global wheat business.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
Monsanto accounts for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45), which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of customer loans and servicing expenses were $1 million and less than $1 million during the nine months ended May 31, 2007, and May 31, 2006, respectively.
Proceeds from customer loans sold through the financing program totaled $6 million and $88 million for the first nine months of fiscal years 2007 and 2006, respectively. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The loan balance outstanding as of May 31, 2007, and Aug. 31, 2006, was $2 million and $268 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of May 31, 2007, and Aug. 31, 2006, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $140 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $83 million and $38 million for the first nine months of fiscal years 2007 and 2006, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $4 million and $2 million as of May 31, 2007, and Aug. 31, 2006, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $67 million as of May 31, 2007. The loan balance outstanding for these programs was $67 million and $64 million as of May 31, 2007, and Aug. 31, 2006, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $81 million and $54 million for the first nine months of fiscal years 2007 and 2006, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million as of May 31, 2007, and Aug. 31, 2006. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $75 million as of May 31, 2007. The loan balance outstanding for these programs was $75 million and $47 million as of May 31, 2007, and Aug. 31, 2006, respectively.
Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $19 million and $12 million for first nine months of fiscal years 2007 and 2006, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of May 31, 2007, and Aug. 31, 2006. The maximum potential amount of future payments under the recourse provisions of the agreements was $15 million as of May 31, 2007. The outstanding balance of the receivables sold was $15 million and $41 million as of May 31, 2007, and Aug. 31, 2006, respectively.
NOTE 6. INVENTORIES

Components of inventories were:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2007	2006

Finished Goods	$679	$719
Goods In Process	837	836
Raw Materials and Supplies	213	216

Inventories at FIFO Cost	1,729	1,771
Excess of FIFO over LIFO Cost	(65)	(83)

Total	$1,664	$1,688

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2007 annual goodwill impairment test was performed as of March 1, 2007, and no indications of goodwill impairment existed as of that date. Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2007, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2006	$1,457	$65	$1,522
Acquisition Activity (See Note 3)	56	—	56
Goodwill Reclassified to Discontinued Operations (See Note 17)	(70)	—	(70)
Effect of Foreign Currency Translation Adjustments	21	1	22

Balance as of May 31, 2007	$1,464	$66	$1,530

In second quarter 2007, an $18 million reduction in goodwill was recorded relating to the completion of Internal Revenue Service audits for pre-acquisition date periods for Seminis, Inc.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2007			As of Aug. 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$941	$(539)	$402	$932	$(518)	$414
Acquired Biotechnology Intellectual Property	805	(433)	372	823	(376)	447
Trademarks	216	(56)	160	211	(48)	163
Customer Relationships	224	(36)	188	208	(21)	187
Other	50	(17)	33	32	(14)	18

Total	$2,236	$(1,081)	$1,155	$2,206	$(977)	$1,229

In December 2006, Monsanto entered into a five-year global technology license for certain seed coating technology. Monsanto also received an option to purchase technology. In second quarter 2007, Monsanto recorded intangible assets and a corresponding liability in the amount of $15 million for discounted minimum future payments under the agreement, of which $2.5 million was paid in January 2007. The increases in other intangible assets during the nine months of 2007 resulted from the acquisitions described in Note 3 — Business Combinations.
Total amortization expense of other intangible assets was $36 million in third quarter of fiscal year 2007 and $36 million in third quarter of fiscal year 2006. Total amortization expense of other intangible assets for the nine months ended May 31, 2007, and May 31, 2006, was $106 million and $113 million, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets at May 31, 2007 has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006.
Goodwill and other intangible assets associated with the U.S. Stoneville and NexGen branded cotton seed businesses that Monsanto divested on June 19, 2007, have been reclassified as long term assets of discontinued operations. See Note 17 — Discontinued Operations — for further discussion of these divestitures.
NOTE 8. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open tax years and establishes tax reserves accordingly. During first quarter 2007, an audit was completed in an ex-U.S. jurisdiction. Primarily as a result of the conclusion of this audit and the resolution of various state income tax issues, Monsanto recorded an income tax benefit of $23 million in first quarter 2007. On Dec. 20, 2006, the retroactive extension of the research and development tax credit was enacted as part of the Tax Relief and Health Care Act of 2006. During third quarter 2007, Monsanto recorded a favorable adjustment of $34 million primarily as a result of the completion of an audit by the Internal Revenue Service (IRS) for tax years 2003 and 2004 and the resolution of various state income tax matters. Primarily as a result of the aforementioned items, Monsanto recorded an income tax benefit of $64 million in the nine months ended May 31, 2007.
During second quarter 2006, the IRS completed an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group). As a result of the conclusion of this audit, and to a lesser extent, the resolution of various state income tax matters, Monsanto recorded an income tax benefit of $32 million in the first nine months of 2006.
NOTE 9. DEBT AND OTHER CREDIT ARRANGEMENTS

Effective Feb. 28, 2007, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaces the existing $1 billion credit facility established in 2004. Covenants under the $2 billion revolving credit facility are substantially similar to those in the facility replaced. As of May 31, 2007, there were no outstanding borrowings under this credit facility.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In October 2006, Monsanto repaid $63 million of a three-year term bank loan in Europe, and in May 2007 repaid the remaining outstanding balance of $205 million.
During the third quarter, approximately $233 million of 4% Senior Notes, due May 2008 were reclassified to short-term debt.
See Note 18 — Subsequent Events — for further information regarding the financing of the DPL acquisition.
NOTE 10. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended May 31, 2007			Three Months Ended May 31, 2006
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$7	$2	$9	$10	$—	$10
Interest Cost on Benefit Obligation	19	2	21	21	1	22
Assumed Return on Plan Assets	(22)	(4)	(26)	(27)	(1)	(28)
Amortization of Unrecognized Net Loss	8	1	9	13	1	14

Total Net Periodic Benefit Cost	$12	$1	$13	$17	$1	$18

	Nine Months Ended May 31, 2007			Nine Months Ended May 31, 2006
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$27	$4	$31	$29	$2	$31
Interest Cost on Benefit Obligation	72	8	80	67	3	70
Assumed Return on Plan Assets	(84)	(11)	(95)	(85)	(3)	(88)
Amortization of Unrecognized Net Loss	31	2	33	41	1	42

Total Net Periodic Benefit Cost	$46	$3	$49	$52	$3	$55

Health Care and Other Postretirement Benefits	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

Service Cost for Benefits Earned During the Period	$3	$4	$9	$11
Interest Cost on Benefit Obligation	4	4	14	13
Amortization of Unrecognized Net Loss (Gain)	(2)	1	(8)	4

Total Net Periodic Benefit Cost	$5	$9	$15	$28

Monsanto contributed $60 million to its U.S. qualified plan in each of the first nine months of 2007 and 2006, and $3 million and $2 million to plans outside the United States in the first nine months of 2007 and 2006, respectively. As of May 31, 2007, management expects to make additional contributions of approximately $1 million to the company’s pension plans outside the United States in fiscal year 2007.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 11. STOCK-BASED COMPENSATION PLANS

On Sept. 1, 2005, Monsanto adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2007, and May 31, 2006. Stock-based compensation cost capitalized in inventories was $3 million as of May 31, 2007.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

Cost of Goods Sold	$2	$—	$6	$2
Selling, General and Administrative Expenses	13	10	38	36
Research and Development Expenses	4	3	10	9

Pre-Tax Stock-Based Compensation Expense	19	13	54	47
Income Tax Benefit	(7)	(5)	(19)	(17)

Net Stock-Based Compensation Expense	$12	$8	$35	$30

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
During the nine months ended May 31, 2007, Monsanto granted 4,318,230 stock options, 83,500 shares of restricted stock and 173,260 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan, as amended. In addition, 19,471 shares of deferred stock and 1,557 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $52 million as of May 31, 2007, and will be recognized as expense over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of non-qualified stock options granted during the nine months ended May 31, 2007, was $13.62 per share.
The weighted-average grant-date fair value of restricted stock and restricted stock units granted during the nine months ended May 31, 2007, was $50.02 and $47.23, respectively, per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $4 million and $12 million, respectively, as of May 31, 2007, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 2.4 years and 2.1 years, respectively, as of May 31, 2007. The weighted-average grant-date fair value of directors’ deferred stock granted during the nine months ended May 31, 2007, was $46.92 per share. Pre-tax unrecognized compensation expense for deferred stock awards granted under the Director Plan was less than $1 million as of May 31, 2007, and will be recognized as expense over a weighted-average period of less than 1 year.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

Comprehensive Income	$745	$310	$1,478	$911

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The components of accumulated other comprehensive loss are as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2007	2006

Accumulated Foreign Currency Translations	$(152)	$(402)
Net Unrealized Gains on Investments, Net of Taxes	15	18
Net Accumulated Derivative Loss, Net of Taxes	(1)	(28)
Minimum Pension Liability, Net of Taxes	(210)	(211)

Accumulated Other Comprehensive Loss	$(348)	$(623)

The net unrealized gain on investments primarily relates to Monsanto’s investment in DPL. As discussed in Note 18 — Subsequent Events, Monsanto acquired DPL in June 2007.
In February 2007, Monsanto made a donation of long-term equity securities which resulted in a realized gain of $17 million in the second quarter.
NOTE 13. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Approximately 0.2 million and 4.2 million stock options were excluded from the computations of dilutive potential common shares for the three months and nine months ended May 31, 2007, respectively. Approximately 0.1 million and less than 0.1 million stock options were excluded from the computations for the three months and nine months ended May 31, 2006, respectively. Of those antidilutive options, less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the three months and nine months ended May 31, 2007, and May 31, 2006, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006

Weighted-Average Number of Common Shares	544.4	541.6	543.7	539.2
Dilutive Potential Common Shares	10.8	10.7	10.7	11.8

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Nine Months Ended May 31,
(Dollars in millions)	2007	2006

Interest	$64	$75
Taxes	335	92

During the first half of fiscal 2007 and 2006, the company recorded the following noncash investing and financing transactions:
•	In the first nine months of fiscal 2007 and 2006, the company recognized noncash transactions related to acquisitions. See Note 7 — Goodwill and Other Intangible Assets — for details of fiscal 2007 adjustments to goodwill.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

•	In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. Through May 31, 2007, the company paid $6 million for shares accrued at Aug. 31, 2006, and had acquired an additional 2.0 million shares for $95 million. Through May 31, 2006, the company had acquired 1.1 million shares for $90 million, $3 million of which was included in accrued liabilities as of May 31, 2006. Through May 31, 2007, the company had acquired 4.8 million shares for $215 million.

•	In second quarter 2007, intangible assets and a liability in the amount of $15 million were recorded as a result of minimum payment provisions under a license agreement. See Note 7 — Goodwill and Other Intangible Assets — for further discussion of the agreement.

•	In second quarter 2006, an intangible asset and a liability in the amount of $61 million was recorded as a result of minimum annual royalty provisions under a license agreement with the Regents of the University of California.
Cash flows from discontinued operations included in operating activities were approximately $8 million and $19 million for the nine months ended May 31, 2007, and May 31, 2006, respectively.
NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation and Indemnification: Monsanto is involved in various legal proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These include proceedings to which Monsanto is a party in its own name, proceedings to which Pharmacia is a party but that Monsanto manages and for which Monsanto is responsible, and proceedings that Monsanto is managing related to Solutia’s Assumed Liabilities (defined below). Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Information with respect to these lawsuits appears in Part II — Item 8 — Note 22 — Commitments and Contingencies — and Part I — Item 3 — Legal Proceedings — in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, in Part I — Item 1 — Note 13 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings — in Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2006, in Part I — Item 1 — Note 14 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings — in Monsanto’s Report on Form 10-Q for the quarterly period ended Feb. 28, 2007, and in this report. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. While the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity, excluding liabilities relating to Solutia.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and in Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2006, and Feb. 28, 2007, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The class certification previously scheduled has been continued, and no date has been set. No trial date has been set for this matter.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.
Following is an update and description of certain of the proceedings related to Solutia’s bankruptcy:
•	Monsanto filed its proof of claim on Nov. 29, 2004, and it remains effective. By order of the Bankruptcy Court, Monsanto and Pharmacia will amend their initial proofs of claim by June 30, 2007, for additional out-of-pocket costs incurred, subject to further amendment(s) as additional costs are incurred. Monsanto and Pharmacia have reserved the right to file additional claims on behalf of third parties who have not previously filed claims against Solutia, as may be permitted under the Rules of Bankruptcy Procedure.

•	On March 7, 2005, the Official Committee of Equity Security Holders (Equity Committee) filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia’s spinoff, and Solutia’s indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto’s and Pharmacia’s claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On May 24, 2005, Monsanto and Pharmacia filed a motion to dismiss the Complaint and Objection to Claim, and on April 11, 2006, the Bankruptcy Court announced that it would deny Pharmacia’s and Monsanto’s motion to dismiss and permit this litigation to proceed. On Sept. 14, 2006, the Bankruptcy Court determined that the Equity Committee lacks standing to pursue Solutia’s claims against Pharmacia and Monsanto but that the Equity Committee has standing to pursue its own objections to the claims of Pharmacia and Monsanto. Pharmacia and Monsanto intend to challenge any pursuit of claims by the Equity Committee allowed under the April 11 and Sept. 14, 2006, rulings. The Amended Plan (more fully described below) provides for a settlement and release for Monsanto and Pharmacia for the matters raised in the Equity Committee’s Complaint and Objection to Claim. As part of the confirmation process for the Amended Plan, Monsanto expects that Solutia will file a motion to approve its settlement with Monsanto and Pharmacia and seek Bankruptcy Court authority to settle the same claims alleged by the Equity Committee in its lawsuit against Monsanto and Pharmacia. The Bankruptcy Court has scheduled hearings to consider and evaluate the fairness of the settlement, commencing on Sept. 5, 2007.

•	On May 16, 2007, Solutia filed its First Amended Plan of Reorganization (the “Amended Plan”) and accompanying First Amended Disclosure Statement (the “Amended Disclosure Statement”) with the Bankruptcy Court. Monsanto’s contribution commitment to Solutia under the Amended Plan is similar to that described in Solutia’s original Plan of Reorganization filed on Feb. 14, 2006, with the exception that Monsanto will not backstop a $250 million rights offering to certain unsecured creditors who will be given the opportunity to purchase the common stock of Reorganized Solutia. Consistent with the previous plan, under the Amended Plan with regard to Solutia’s Assumed Liabilities, Monsanto will (i) accept financial responsibility for toxic tort litigation relating to Pharmacia’s chemical business that occurred prior to Sept. 1, 1997; (ii) accept financial responsibility for environmental remediation obligations at sites relating to Pharmacia’s chemical business which Solutia never owned or operated; and (iii) share financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois, provided that Solutia would pay the first $50 million, Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia’s Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility for costs equally. However, because of the length of Solutia’s bankruptcy proceeding, Monsanto has already spent $66 million for offsite environmental remediation and related legal costs in Anniston, Alabama, and Sauget, Illinois, as of May 31, 2007. Monsanto plans to either assert claims against Solutia for these amounts or otherwise resolve these claims through the reorganization process. The Amended Plan also provides for a comprehensive retiree settlement

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

and includes a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997. In consideration for Monsanto’s contributions described in the Amended Plan, the resolution of Monsanto’s claims in Solutia’s Chapter 11 case, and settlement of ongoing and potential litigation in the case, among other things, Monsanto would receive approximately 20% of the common stock in Reorganized Solutia. The Amended Plan further provides for a settlement and release for Monsanto and Pharmacia for the litigation filed by Solutia, the Official Committee of Retirees (Retirees’ Committee), and the matters raised in the Equity Committee’s Complaint and Objection to Claim, as discussed above.
•	The Bankruptcy Court has scheduled a hearing for July 10, 2007, to consider the legal adequacy of the Amended Disclosure Statement which accompanies the Amended Plan. If the Court determines that the Amended Disclosure Statement provides sufficient information for creditors and other parties to make an informed decision to vote on the Amended Plan, the Amended Plan and Amended Disclosure Statement would be distributed to all parties for voting purposes. In the event the Bankruptcy Court determines that Solutia’s proposed settlement with Monsanto and Pharmacia satisfies the legal standards required for approval, then following the voting process the Court will hold a hearing to consider approval or “confirmation” of the Amended Plan. If the Court confirms the Amended Plan (or further amendments to the Amended Plan), Solutia would emerge from Chapter 11 thereafter. If the Bankruptcy Court determines that Solutia’s proposed settlement with Monsanto and Pharmacia does not meet the requisite legal standard and/or the requisite number or amount of Solutia’s creditors do not vote to accept the Amended Plan, the Amended Plan will not be approved. In such event, it is unknown whether or when an amended reorganization plan would be filed, or if an amended reorganization plan is filed, what the terms of an amended plan of reorganization might include. However, in such event, Monsanto would continue to discuss a negotiated resolution of unresolved issues in Solutia’s Chapter 11 proceeding and support Solutia’s efforts to reorganize as a viable company.
A charge in the amount of $284 million (the “Solutia-related charge” or the “charge”) was recorded in Monsanto’s first quarter fiscal 2005 results. As of May 31, 2007, $179 million was recorded in the Statement of Consolidated Financial Position ($58 million in current liabilities and $121 million in the long-term portion of the Solutia-related reserve).
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
The charge does not reflect any insurance reimbursements, any recoveries Monsanto might receive through the bankruptcy process, or any recoveries Monsanto might receive through contribution actions that it is pursuing on Pharmacia’s behalf with regard to the Anniston, Alabama, and Sauget, Illinois, sites. Receivables of $24 million were recorded as of May 31, 2007 ($21 million was recorded in miscellaneous receivables and $3 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of Monsanto’s settlement payments for certain litigation related to Anniston, Alabama. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $135 million.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property clean up costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. On Dec. 15, 2006, a companion class action case, Tyson et al. v. Monsanto Company, et al., was filed in the Kanawha County, West Virginia, state court alleging personal injury from dioxin exposure, but that matter has been dismissed by the plaintiffs without prejudice. As indicated above, the previously filed cases seek relief for medical monitoring and property damage. Monsanto has also accepted the tender of this case from Akzo Nobel and the Flexsys group of defendants.
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
Guarantees: Disclosure regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe and Argentina can be found in Note 5 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2006. Disclosures regarding these guarantees made by Monsanto can be found in Note 22 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006. Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia’s Assumed Liabilities can be found above.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 16. SEGMENT INFORMATION

Operating segments are organized primarily by similarity of products and aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. The Agricultural Productivity segment consists of the crop protection products, animal agriculture businesses and lawn-and-garden herbicide products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2007. Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments is presented in the table that follows. The net sales amounts have been adjusted to exclude the Stoneville and NexGen businesses. See Note 17 — Discontinued Operations — for further information regarding Stoneville and NexGen.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

Net Sales
Corn seed and traits	$891	$502	$2,443	$1,580
Soybean seed and traits	325	311	868	933
Vegetable and fruit seed	170	142	444	415
All other crops seeds and traits	326	341	467	519

Total Seeds and Genomics	$1,712	$1,296	$4,222	$3,447

ROUNDUP and other glyphosate-based herbicides	$757	$654	$1,936	$1,630
All other agricultural productivity products	373	359	832	827

Total Agricultural Productivity	$1,130	$1,013	$2,768	$2,457

Total	$2,842	$2,309	$6,990	$5,904

EBIT(1) (2)
Seeds and Genomics	$557	$393	$1,302	$1,027
Agricultural Productivity	242	147	423	280

Total	$799	$540	$1,725	$1,307

Depreciation and Amortization Expense(3)
Seeds and Genomics	$74	$79	$250	$248
Agricultural Productivity	55	48	136	138

Total	$129	$127	$386	$386

(1)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(2)	Seeds and Genomics EBIT includes income of $8 million and a loss of $5 million from discontinued operations for the three months and nine months ended May 31, 2007, respectively, and income of $20 million and $12 million from discontinued operations for the three months and nine months ended May 31, 2006, respectively. Agricultural Productivity EBIT includes a loss of $1 million from discontinued operations for the three months and nine months ended May 31, 2006.

(3)	Seeds and Genomics depreciation and amortization expense includes $3 million and $8 million from discontinued operations for the three months and nine months ended May 31, 2007, respectively, and $3 million and $8 million from discontinued operations for the three months and nine months ended May 31, 2006, respectively.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

EBIT(1)	$799	$540	$1,725	$1,307
Interest Expense — Net	1	25	7	63
Income Tax Provision(2)	228	181	515	411

Net Income	$570	$334	$1,203	$833

(1)	Includes pre-tax minority interest expense and income (loss) from discontinued operations.

(2)	Includes the income tax benefit from minority interest expense and the income tax provision (benefit) from discontinued operations.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 17. DISCONTINUED OPERATIONS

Certain U.S. Branded Cotton Seed Businesses: In conjunction with the DOJ consent decree received on May 31, 2007, Monsanto agreed to divest its U.S. Stoneville and NexGen Branded Cotton Seed businesses. As discussed in Note 18 — Subsequent Events, Monsanto completed its acquisition of DPL as of June 1, 2007. The U.S. Stoneville and NexGen businesses are part of the Seeds and Genomics segment. Monsanto sold its Stoneville and NexGen cotton seed brands and related business assets on June 19, 2007, for $310 million and $7 million, respectively. The following amounts related to the Stoneville and NexGen businesses have been segregated from continuing operations and reflected as discontinued operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

Net Sales	$36	$39	$43	$49
Income (Loss) from Operations of Discontinued Businesses	8	19	(5)	11
Income Tax Expense (Benefit)	3	7	(2)	4

Net Income (Loss) on Discontinued Operations	$5	$12	$(3)	$7

As of May 31, 2007, Stoneville and NexGen had approximately $109 million in intangible assets (including goodwill), $42 million in receivables, $20 million in fixed assets, and $10 million in inventory which were included in assets of discontinued operations, and $20 million in other current liabilities which were included in liabilities of discontinued operations.
Environmental technologies businesses: In 2005, Monsanto committed to a plan to sell Enviro-Chem Systems, Inc. (“Enviro-Chem” or the “environmental technologies businesses”) that met the “held for sale” criteria under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The environmental technologies businesses provided engineering, procurement and construction management services, and sold proprietary equipment and process technologies. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. The company determined that these businesses were no longer consistent with its strategic business goals. In August 2005, the company completed the sale of substantially all of Enviro-Chem to a new company formed by the management of the businesses and an outside investor. As a result, the financial data for these businesses have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of SFAS 144. During the three months and nine months ended May 31, 2007, and May 31, 2006, the income statement results of these businesses were less than $1 million, and thus there was no impact on the Statements of Consolidated Operations.
In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. As of the date of the divestiture, the receivable related to this power plant and related fixed assets had not been collected. The title to the receivable was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As such, the receivable that the third party owed to Enviro-Chem has been recorded as an asset of discontinued operations as of May 31, 2007, and Aug. 31, 2006. As of May 31, 2007, and Aug. 31, 2006, the miscellaneous receivable of $6 million was recorded as an asset of discontinued operations and $2 million of deferred taxes on the miscellaneous receivable was recorded in liabilities of discontinued operations. Monsanto expects that it will collect the outstanding receivable balance in fiscal year 2007.
NOTE 18. SUBSEQUENT EVENTS

On June 1, 2007, Monsanto completed the purchase of all the outstanding stock of DPL for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). The company financed the transaction using cash reserves and a short-term loan, which was subsequently refinanced with commercial paper. The transaction was reviewed by federal and state authorities including the DOJ pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In order to complete the transaction, Monsanto entered into an agreement with the DOJ. Fulfilling one of the obligations under the agreement, among other things, on June 19, 2007, Monsanto sold the Stoneville® cotton seed brand and related business assets to Bayer CropScience for $310 million and the NexGen® cotton seed brand and related business assets to Americot for $7 million. Monsanto also sold to Bayer CropScience certain conventional cotton parental lines that were acquired from DPL’s cotton breeding program. Monsanto has retained certain rights to these same parental lines. The company also sold to Americot certain conventional cotton parental lines that DPL acquired from Syngenta in 2006. Bayer

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

and Americot continue to be licensed to use Monsanto’s cotton traits in their FiberMax® and Stoneville® brands and the Americot® and NexGen® brands, respectively. Another obligation included offering Syngenta certain germplasm from DPL’s breeding pipeline that contained VIPCotTM trait technology. This action is intended to allow Syngenta to continue its development of this technology.
As of May 31, 2007, Monsanto had a liability to DPL for $39M which will be eliminated once DPL is consolidated. Subsequent to the acquisition, the legal proceedings related to DPL were terminated. Monsanto currently expects a significant portion of the purchase price to be allocated to goodwill and other separately identifiable intangibles, including acquired IPR&D.
On June 15, 2007, the board of directors declared a quarterly dividend on its common shares of 12.5 cents per share. The dividend is payable on July 27, 2007, to shareowners of record on July 6, 2007.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

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
We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, we produce leading seed brands, including DEKALB, ASGROW, and SEMINIS, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, we manufacture ROUNDUP brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity and swine genetics.
On June 27, 2006, the board of directors approved a two-for-one split of our common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflect this stock split.
In third quarter 2007, we committed to sell the Stoneville and Nexgen businesses as part of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). See Note 17 — Discontinued Operations — for further details. As a result, financial data for these businesses have been presented as discontinued operations. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for the three and nine months ended May 31, 2007, and May 31, 2006, the Statements of Consolidated Operations have been conformed to this presentation. Also, under the guidance of SFAS 144, the remaining assets and liabilities of the Stoneville and Nexgen businesses have been separately presented on the Condensed Statements of Consolidated Financial Position as of May 31, 2007. The Stoneville and Nexgen business are part of the Seeds and Genomics segment. See Item 1 — Note 17 — Discontinued Operations — for further details.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2006, and Feb. 28, 2007. Financial information for the first nine months of fiscal year 2007 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings per share” and “per share” mean diluted earnings per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 16 — Segment Information — for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2007, and May 31, 2006.
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
Executive Summary
Discontinued Operations — In conjunction with the DOJ consent decree received on May 31, 2007, we agreed to divest our U.S. Stoneville and Nexgen branded cotton seed businesses. As discussed in Note 18 — Subsequent Events, we completed our acquisition of DPL on June 1, 2007. The U.S. Stoneville and Nexgen businesses are part of the Seeds and Genomics segment. On June 19, 2007, we sold our Stoneville® and NexGen® cotton seed brands and related business assets for $310 million and $7 million, respectively.
Consolidated Operating Results — Net sales increased $533 million in the three-month comparison and $1,086 million in the nine-month comparison. In third quarter 2007, net sales improved as a result of increased sales of U.S. corn seed and traits and sales of ROUNDUP and other glyphosate-based herbicides in the United States and Europe. In the first nine months of 2007, net sales increased as a result of increased sales of U.S. corn seed and traits and global ROUNDUP sales, which were partially offset by a decline in U.S. soybean seed and trait sales and cotton trait sales in Australia and the United States. Net income in third quarter 2007 was $1.03 per share, compared with $0.60 per share in third quarter 2006. Net income in the first nine months of 2007 was $2.17 per share, compared with $1.51 per share in the prior-year comparable period.
Financial Condition, Liquidity, and Capital Resources — In the first nine months of 2007, net cash provided by operations was $89 million, compared with $184 million in the prior-year first nine months. This decrease was primarily because the cash required by the change in our U.S. trade receivables increased as the sales increase from our core business was more significant than the collections improvement. Net cash required by investing activities was $410 million in first nine months of 2007, compared with $408 million in the first nine months of 2006. As a result, free cash flow decreased to a negative $321 million in the current year first nine months, compared with a negative $224 million in the first nine months of 2006. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
Outlook — We will continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers. Our current research-and-development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.
We aim to improve and to grow our vegetable and fruit seed business. We have applied our molecular breeding and marker capabilities to our library of vegetable and fruit germplasm. Our purchase of DPL will expand our cotton breeding operation. In the future, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plans.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

ROUNDUP herbicides remain the market leader. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.
We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (defined in Note 15), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. In 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia’s bankruptcy. As of May 31, 2007, the remaining Solutia-related reserve was $179 million. We believe that the reserve represents the discounted cost that we expect to incur in connection with these litigation and environmental matters. However, our actual costs may differ materially from this estimate. In addition, the reserve may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or other recoveries that we might receive. We also continue to incur legal and other expenses associated with the bankruptcy proceedings. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve or other of Solutia’s Assumed Liabilities or Solutia-related expenses is uncertain until the outcome of all matters in the Chapter 11 proceeding are resolved. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 15. See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” above and Part II — Item 1A — Risk Factors of this Form 10-Q.
RESULTS OF OPERATIONS

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2007	2006	% Change	2007	2006	% Change

Net Sales	$2,842	$2,309	23%	$6,990	$5,904	18%
Gross Profit	1,503	1,169	29%	3,633	3,039	20%
Operating Expenses:
Selling, general and administrative expenses	487	429	14%	1,299	1,167	11%
Research and development expenses	190	187	2%	554	521	6%
Acquired in-process research and development (see Note 3)	7	—	NM	7	—	NM
Restructuring reversals	—	(2)	(100)%	—	(2)	(100)%

Total Operating Expenses	684	614	11%	1,860	1,686	10%

Income from Operations	819	555	48%	1,773	1,353	31%
Interest expense	29	35	(17)%	96	100	(4)%
Interest income	(28)	(10)	180%	(89)	(37)	141%
Solutia-related expenses (see Note 15)	4	7	(43)%	23	20	15%
Other expense — net	8	16	(50)%	9	25	(64)%

Income from Continuing Operations Before Income Taxes	806	507	59%	1,734	1,245	39%
Income tax provision	231	174	33%	521	407	28%
Minority interest expense	10	11	(9)%	7	12	(42)%

Income from Continuing Operations	565	322	75%	1,206	826	46%
Discontinued Operations (see Note 17):
Income (loss) from operations of discontinued businesses	8	19	(58)%	(5)	11	(145)%
Income tax expense (benefit)	3	7	(57)%	(2)	4	(150)%

Income (Loss) on Discontinued Operations	5	12	(58)%	(3)	7	(143)%

Net Income	$570	$334	71%	$1,203	$833	44%

Diluted Earnings per Share:
Income from continuing operations	$1.02	$0.58	76%	$2.18	$1.50	45%
Income (loss) on discontinued operations	0.01	0.02	(50)%	(0.01)	0.01	(200)%

Net Income	$1.03	$0.60	72%	$2.17	$1.51	44%

NM=Not meaningful

Effective Tax Rate (continuing operations)	29%	34%		30%	33%
Comparison as a Percent of Net Sales:
Gross profit	53%	51%		52%	51%
Selling, general and administrative expenses	17%	19%		19%	20%
Research and development expenses	7%	8%		8%	9%
Total operating expenses	24%	27%		27%	29%
Income from continuing operations before income taxes	28%	22%		25%	21%
Net income	20%	14%		17%	14%

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

Third Quarter Fiscal Year 2007

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income:
Net sales increased 23 percent in third quarter 2007 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 32 percent and our Agricultural Productivity segment net sales increased 12 percent. The following table presents the percentage changes in third quarter 2007 worldwide net sales by segment compared with the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Third Quarter 2007 Percentage Change in Net Sales vs. Third Quarter 2006
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	21%	1%	2%	24%	8%	32%
Agricultural Productivity Segment	12%	(3)%	3%	12%	—	12%
Total Monsanto Company	17%	—	2%	19%	4%	23%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2007 and 2006. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 29 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased 2 percentage points to 53 percent in third quarter 2007 driven by the increase in sales in the Seeds and Genomics segment. Gross profit percentage in the Seed and Genomics Segment was 61 percent in both three-month periods. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 3 percentage points to 40 percent in third quarter 2007. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 11 percent, or $70 million, in third quarter 2007 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 14 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States, and research and development (R&D) expenses increased 2 percent related to the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 2 percentage points to 17 percent, and R&D expenses decreased 1 percentage point to 7 percent in third quarter 2007 compared to third quarter 2006.
Interest expense decreased $6 million in the three-month comparison primarily because of lower average commercial paper borrowings outstanding during third quarter 2007 when compared with third quarter 2006.
Interest income increased $18 million in the quarter-over-quarter comparison because of interest earned on higher average cash balances in the United States and Brazil and interest earned on past-due trade receivables in Brazil in third quarter 2007.
Other expense — net was expense of $8 million in third quarter 2007, compared with expense of $16 million in third quarter 2006. This decrease primarily related to gains on disposals of various assets in third quarter 2007.
Income tax provision was $231 million in third quarter 2007, compared with $174 million in the prior-year quarter. The effective tax rate decreased to 29 percent from 34 percent in third quarter 2006. Third quarter 2007 included a tax benefit of $34 million primarily as a result of the conclusion of an Internal Revenue Service (IRS) audit for tax years 2003 and 2004 and, to a lesser extent, favorable adjustments related to various state income tax matters. Without these adjustments, our effective rate for third quarter 2007 would have been lower than the 2006 rate, primarily driven by a full-year projected benefit of the R&D tax credit in 2007 and a shift in our projected earnings mix to lower tax rate jurisdictions.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

First Nine Months of Fiscal Year 2007
The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2007 and 2006 income from continuing operations:
Net sales increased 18 percent in the first nine months of 2007 from the same period a year ago. Our Seeds and Genomics segment net sales improved 22 percent and our Agricultural Productivity segment net sales improved 13 percent. The following table presents the percentage changes in the first nine months of 2007 worldwide net sales by segment compared with the prior-year first nine months, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Nine Months 2007 Percentage Change in Net Sales vs. First Nine Months 2006
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	12%	5%	1%	18%	4%	22%
Agricultural Productivity Segment	10%	—	3%	13%	—	13%
Total Monsanto Company	11%	3%	2%	16%	2%	18%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2007 and 2006. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 20 percent in the nine-month comparison. Gross profit percentage for the total company increased 1 percentage point to 52 percent in the first nine months of 2007 from the same period a year ago driven by the increase in sales in the Seeds and Genomics segment. Gross profit percentage for the Seeds and Genomics segment was 63 percent for both nine-month periods. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment was 35 percent in both nine-month periods. See the “Agricultural Productivity Segment” section of MD&A for details.
Operating expenses increased 10 percent, or $174 million, in the first nine months of 2007 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased 11 percent and R&D expenses increased 6 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States and the increase in our investment in our product pipeline. Also, SG&A expenses increased because of higher charitable contribution expense in the first nine months of 2007 related to the donation of $18 million of equity securities. As a percent of net sales, SG&A expenses decreased 1 percentage point to 19 percent, and R&D expenses decreased 1 percentage point to 8 percent in the nine-month comparison.
Interest expense decreased $4 million in the nine-month comparison primarily because of lower average commercial paper borrowings outstanding during the first nine months of 2007 when compared with the first nine months of 2006.
Interest income increased $52 million in the nine-month comparison because of interest earned on higher average cash balances in the United States, Brazil and Europe and interest earned on past-due trade receivables in Brazil in the first nine months of 2007.
Other expense — net was expense of $9 million in the first nine months of 2007, compared with $25 million in the first nine months of 2006. The expense decrease was primarily related to $17 million of other income related to the realized gain on equity securities that were donated. See discussion of this donation in the operating expenses explanation above.
Income tax provision increased from $407 million to $521 million in the nine-month comparison, and the effective tax rate decreased from 33 percent to 30 percent, respectively, primarily the result of the following items:
•	The first nine months of 2007 includes several discrete tax adjustments resulting in a tax benefit of $64 million. The majority of this benefit is the result of audit settlements, including the conclusion of an IRS audit for tax years 2003 and 2004, an ex-U.S. audit, and the resolution of various state income tax matters, and, to a lesser extent, a benefit related to the retroactive extension of the R&D tax credit that was enacted as part of the Tax Relief and Health Care Act of 2006 on Dec. 20, 2006.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

•	A tax benefit of $32 million was recorded in the first nine months of 2006 as a result of the conclusion of an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period we were a member of Pharmacia’s consolidated group) by the IRS and, to a lesser extent, favorable adjustments related to various state income tax matters.
Without these items, our effective tax rate for the first nine months of 2007 would have been lower than the 2006 rate, primarily driven by a full-year projected benefit of the R&D tax credit in 2007 and a shift in our projected earnings mix to lower tax rate jurisdictions.
SEEDS AND GENOMICS SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Net Sales
Corn seed and traits	$891	$502	77%	$2,443	$1,580	55%
Soybean seed and traits	325	311	5%	868	933	(7)%
Vegetable and fruit seed	170	142	20%	444	415	7%
All other crops seeds and traits	326	341	(4)%	467	519	(10)%

Total Net Sales	$1,712	$1,296	32%	$4,222	$3,447	22%

Gross Profit
Corn seed and traits	$530	$257	106%	$1,543	$948	63%
Soybean seed and traits	203	203	—	581	655	(11)%
Vegetable and fruit seed	72	72	—	210	221	(5)%
All other crops seeds and traits	241	262	(8)%	321	361	(11)%

Total Gross Profit	$1,046	$794	32%	$2,655	$2,185	22%

EBIT(1)	$557	$393	42%	$1,302	$1,027	27%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2007

Net sales of corn seed and traits increased 77 percent, or $389 million, in the three-month comparison primarily because of an increase in our U.S. branded corn seed and traits sales volume and sales mix, which improved because of stronger customer demand. Trait penetration and growth in stacked traits also favorably impacted our licensed channel in the United States. Net sales of American Seeds, Inc. (ASI) also improved because of revenues from recently acquired ASI subsidiaries which were not part of the company’s operations during this period last year. Further, net sales of corn seed in Europe also increased because of an increase in sales volume related to stronger customer demand.
In third quarter 2007, vegetable and fruit seed net sales increased 20 percent, or $28 million, in the quarter-over-quarter comparison primarily because of an increase in sales volumes related to stronger customer demand.
All other crops seeds and traits net sales decreased 4 percent, or $15 million, in third quarter 2007 primarily because of a decline in net sales of cotton traits related to the decline in cotton acres in the United States.
Gross profit percentage for this segment was 61 percent in both three-month periods. Corn seed and trait gross profit percentage increased 8 percentage points to 59 percent in third quarter 2007. This improvement was primarily driven by increased penetration of higher margin traits, particularly in U.S. corn. This improvement was offset by declines in the gross profit percentage in soybean seed and traits and vegetable and fruit seed. Soybean seed and trait gross profit percentage decreased in the third quarter 2007 primarily because of the unfavorable impact of higher soybean commodity prices on our cost of production. Vegetable and fruit seed gross profit percentage decreased in third quarter 2007 primarily because of certain charges to cost of goods sold for write downs of inventory to the lower of cost or market. The decrease in vegetable and fruit seed gross profit percentage was partially offset by the effect on cost of goods sold associated with the inventory step-up for the Seminis acquisition, which was $12 million in third quarter 2006. There was no effect from the step-up in third quarter 2007.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

EBIT for the Seeds and Genomics segment increased $164 million to $557 million in third quarter 2007. The sales increases discussed in this section resulted in $252 million higher gross profit in third quarter 2007. In the three-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.
Seeds and Genomics Financial Performance — First Nine Months of Fiscal Year 2007

The corn sales explanations provided in the “Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2007” section of MD&A are also applicable for this comparison. Net sales of corn seed and traits increased 55 percent, or $863 million, in the nine-month comparison. Further, net sales of corn seed and traits increased in Argentina in the nine-month comparison because of an increase in sales volumes related to stronger customer demand.
Net sales of soybean seed and traits decreased 7 percent, or $65 million, in the first nine months of 2007, when compared to the first nine months of 2006 because of a decrease in sales volumes of U.S. soybean seed and traits driven by a decrease in soybean acres in the United States. This decline is partially offset by an improvement of ASI soybean seed and trait net sales because of revenues from recently acquired ASI subsidiaries which were not part of the company’s operations during this period last year.
Vegetable and fruit seed net sales increased 7 percent, or $29 million, in the nine-month comparison primarily because of the favorable effect of the exchange rate of the European euro and higher average net selling prices.
All other crops seeds and traits net sales decreased 10 percent, or $52 million, in the first nine months of 2007 primarily because of lower cotton trait sales volumes in Australia resulting from a decline in cotton acres. Planted cotton acres in Australia declined approximately 54 percent in the nine-month comparison because of a severe drought in certain parts of Australia in first quarter 2007. In addition, there was a decline in net sales of cotton traits related to the decline in cotton acres in the United States.
Gross profit percentage for this segment was 63 percent in both nine-month periods. Corn seed and trait gross profit percentage increased 3 percentage points to 63 percent in the first nine months of 2007. This improvement was primarily driven by increased penetration in U.S. corn of higher margin traits. This improvement was offset by declines in the gross profit percentage in soybean seed and traits and vegetable and fruit seed. Soybean seed and trait gross profit percentage decreased in the nine-month comparison primarily because of the unfavorable impact of higher soybean commodity prices on our cost of production. Vegetable and fruit seed gross profit percentage decreased in the first nine months of 2007 primarily because of certain charges to cost of goods sold for write downs of inventory to the lower of cost or market. The decrease in vegetable and fruit seeds gross profit as a percent of sales was partially offset by the effect on cost of goods sold associated with the inventory step-up for the Seminis acquisition, which was $5 million in the first nine months of 2007 and $35 million in the first nine months of 2006.
EBIT for the Seeds and Genomics segment increased $275 million to $1,302 million in the first nine months of 2007. The sales increases discussed in this section resulted in $470 million higher gross profit in the first nine months of 2007. In the nine-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$757	$654	16%	$1,936	$1,630	19%
All other agricultural productivity products	373	359	4%	832	827	1%

Total Net Sales	$1,130	$1,013	12%	$2,768	$2,457	13%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$286	$216	32%	$635	$502	26%
All other agricultural productivity products	171	159	8%	343	352	(3)%

Total Gross Profit	$457	$375	22%	$978	$854	15%

EBIT(1)	$242	$147	65%	$423	$280	51%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 16 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2007

Net sales of ROUNDUP and other glyphosate-based herbicides increased 16 percent, or $103 million, in the quarter-over-quarter comparison. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 7 percent. We experienced net sales increases in the United States and Europe.
Sales volumes of ROUNDUP and other glyphosate-based herbicides improved in the United States because of an increase in customer demand resulting from an increase in ROUNDUP READY corn acres.
Sales of ROUNDUP and other glyphosate-based herbicides increased in Europe because of the favorable effect of the exchange rate of the European euro. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased in Europe, primarily because of more favorable weather conditions in 2007, when compared with 2006.
Gross profit percentage for this segment increased 3 percentage points in third quarter 2007. This improvement was primarily because of an increase in the global ROUNDUP and other glyphosate-based herbicide average net selling prices.
EBIT for the Agricultural Productivity segment increased $95 million in third quarter 2007. Gross profit increased $82 million because of higher sales of ROUNDUP and other glyphosate-based herbicides in the current-year quarter.
Agricultural Productivity Financial Performance — First Nine Months of Fiscal Year 2007

Net sales of ROUNDUP and other glyphosate-based herbicides increased 19 percent, or $306 million, in the first nine months of 2007. In the nine-month comparison, sales volumes of ROUNDUP herbicides increased 12 percent. ROUNDUP and other glyphosate-based herbicides net sales improved in Brazil, the United States, Europe, Canada and Argentina. The sales explanations provided in the “Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2007” section of MD&A are also applicable for this comparison.
ROUNDUP herbicides net sales volumes increased in Brazil because of an improvement in farmer liquidity because of the increase in the soybean commodity prices, which increased the demand for our branded chemistry products. Also, sales volumes were higher because of the improvement in the ROUNDUP and other glyphosate-based herbicide market in Brazil. Key contributors to the increase in the herbicide market in Brazil are the additional planted acres of ROUNDUP READY soybeans and sugarcane in 2007, when compared to 2006.
Net sales volumes of ROUNDUP and other glyphosate-based herbicides increased in Canada because of tight supplies of competitive glyphosate-based herbicides in 2007, when compared with 2006.
In the nine-month comparison, Argentine sales of ROUNDUP and other glyphosate-based herbicides increased because of higher average net selling prices. The average net selling price improved because our branded sales increased as a percentage

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

of our total ROUNDUP and other glyphosate-based herbicide sales. This favorable mix was driven by an increase in customer demand for our branded ROUNDUP herbicides.
Gross profit percentage for the Agricultural Productivity segment was 35 percent in both nine-month periods. The increase in gross profit as a percent of sales for ROUNDUP and other glyphosate-based herbicides was offset by a decline in gross profit as a percent of sales for the lawn-and-garden business. A key contributor of this decline in gross profit percentage in the lawn-and-garden business was a shift in sales to lower margin private label products in the first nine months of 2007, when compared to the first nine months of 2006.
EBIT for the Agricultural Productivity segment increased $143 million to $423 million in the nine-month comparison. The sales increases discussed in this section resulted in $124 million higher gross profit in the first nine months of 2007.
RESTRUCTURING

Restructuring activity was recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2007	2006	2007	2006

Restructuring Reversals(1)	$—	$2	$—	$2

Income from Continuing Operations Before Income Taxes	—	2	—	2
Income Tax Provision	—	1	—	1

Income from Continuing Operations	—	1	—	1

Net Income	$—	$1	$—	$1

(1)	The $2 million of restructuring reversals for the three months and nine months ended May 31, 2006, was split by segment as follows: $1 million in the Seeds and Genomics segment and $1 million in the Agricultural Productivity segment.
Fiscal Year 2004 Restructuring Plan
On Oct. 15, 2003, Monsanto announced plans to continue to reduce costs primarily associated with its agricultural chemistry business as that sector matures globally. These plans included: (1) reducing costs associated with the company’s ROUNDUP herbicides business; (2) exiting the European breeding and seed business for wheat and barley; and (3) discontinuing the plant-made pharmaceuticals program. In fiscal year 2004, total restructuring charges related to these actions were $165 million pretax ($105 million aftertax). Additionally, the approved plan included a $69 million impairment of goodwill in the global wheat business.
In third quarter 2006, pre-tax restructuring reversals of $2 million were recorded in the United States, primarily because severance and relocation costs were lower than originally estimated.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

			As of
	As of May 31,		Aug. 31,
(Dollars in millions, except current ratio)	2007	2006	2006

Cash and cash equivalents	$994	$595	$1,460
Short-term investments	—	22	22
Trade receivables — net	3,414	2,899	1,455
Inventories	1,664	1,700	1,688
Other current assets(1)	937	775	836

Total Current Assets	$7,009	$5,991	$5,461

Short-term debt	$561	$666	$28
Accounts payable	493	454	514
Accrued liabilities(2)	2,067	1,635	1,737

Total Current Liabilities	$3,121	$2,755	$2,279

Working Capital(3)	$3,888	$3,236	$3,182
Current Ratio(3)	2.25:1	2.17:1	2.40:1

(1)	Includes miscellaneous receivables, current deferred tax assets, assets of discontinued operations and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower accruals, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
May 31, 2007, compared with Aug. 31, 2006: Working capital increased $706 million between Aug. 31, 2006, and May 31, 2007, because of the following factors:
•	Trade receivables — net increased $1,959 million in the first nine months of 2007 primarily because of the seasonality of our sales and collections excluding customer prepayments, which were classified as accrued liabilities as of May 31, 2007. The effect of foreign currency translation also contributed to this increase.
These increases to working capital between Aug. 31, 2006, and May 31, 2007, were offset primarily by the following factors:
•	Short-term debt increased $533 million primarily because of the commercial paper borrowings to fund the seasonality of our business. Also contributing to this increase, approximately $233 million of 4% Senior Notes are classified as short-term debt as of May 31, 2007, because these notes are due on May 15, 2008.

•	Cash and cash equivalents decreased $466 million between the respective periods primarily because of the seasonality of our business. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Income taxes payable increased $130 million because of higher net income in the period and the timing of U.S. tax payments.

•	Accrued marketing programs increased $97 million related to the increase in sales. This increase is also consistent with the seasonality of our business.
May 31, 2007, compared with May 31, 2006: Working capital increased $652 million between May 31, 2007, and May 31, 2006. The following factors increased working capital as of May 31, 2007, compared with May 31, 2006:
•	Trade receivables — net increased $515 million primarily because of the increase in our sales in the first nine months of 2007 when compared with the first nine months of 2006. The effect of foreign currency translation also contributed to this increase.

•	Cash and cash equivalents increased $399 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

•	Short-term debt decreased $105 million. We had less commercial paper outstanding as of May 31, 2007, because of the increase in cash on hand at May 31, 2007, when compared with May 31, 2006. This decrease is partially offset by approximately $233 million of 4% Senior Notes as noted above.
These working capital increases were offset primarily by the following factors:
•	Accrued liabilities increased $432 million primarily because of the increase in sales, activity levels and earnings in 2007, when compared with 2006.
Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $6 million in the first nine months of 2007 and $88 million in the first nine months of 2006 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
As of May 31, 2007, and Aug. 31, 2006, the customer loans held by the QSPE and the QSPE’s liability to the conduits was $2 million and $268 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of May 31, 2007, and Aug. 31, 2006, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualified for sales treatment under SFAS 140. Accordingly, the customer receivables and the related liabilities that had been recorded since the program was established in November 2004 were removed from the company’s consolidated balance sheet in May 2005 as a noncash transaction. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The program was amended to increase the total funds available under the program to $140 million. We received $83 million and $38 million of proceeds through these customer financing programs in the first nine months of 2007 and the first nine months of 2006, respectively. The amount of loans outstanding was $67 million and $64 million as of May 31, 2007, and Aug. 31, 2006, respectively. The maximum potential amount of future payments under the guarantees was $67 million as of May 31, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $4 million and $2 million as of May 31, 2007, and Aug. 31, 2006, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $81 million and $54 million of proceeds through these customer financing programs in the first nine months of 2007 and 2006, respectively. The amount of loans outstanding was $75 million and $47 million as of May 31, 2007, and Aug. 31, 2006, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $75 million as of May 31, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million as of

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

May 31, 2007, and Aug. 31, 2006. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $19 million for the first nine months of 2007 and $12 million for the first nine months of 2006. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of May 31, 2007, and Aug. 31, 2006. The maximum potential amount of future payments under the recourse provisions of the agreements was $15 million as of May 31, 2007. The outstanding balance of the receivables sold was $15 million and $41 million as of May 31, 2007, and Aug. 31, 2006, respectively.
Cash Flow

	Nine Months Ended May 31,
(Dollars in millions)	2007	2006

Net Cash Provided by Operating Activities	$89	$184
Net Cash Required by Investing Activities	(410)	(408)

Free Cash Flow(1)	(321)	(224)

Net Cash Provided (Required) by Financing Activities	(204)	294
Effect of Exchange Rate Changes on Cash and Cash Equivalents	59	—

Net Increase (Decrease) in Cash and Cash Equivalents	(466)	70
Cash and Cash Equivalents at Beginning of Period	1,460	525

Cash and Cash Equivalents at End of Period	$994	$595

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities decreased $95 million in the nine-month comparison. Trade receivables were a key contributor to this decrease as the sales increase from our core business was more significant than our collections improvement.
Cash required by investing activities increased $2 million in the period-over-period comparison. The timing of our purchases and maturities of short-term investments resulted in a source of cash of $22 million in the first nine months of 2007 compared with $150 million in the same period a year ago. This decrease is offset because the first nine months of 2006 included a cash payment of $100 million for an animal agriculture up front royalty payment.
The amount of cash required by financing activities was $204 million in the first nine months of 2007 compared with a source of cash of $294 million in the first nine months of 2006. The net change in short-term financing was a source of cash of $265 million in the first nine months of 2007 compared with $448 million in the prior-year period. Cash required for long-term debt reductions was $277 million in first nine months of 2007, compared with $78 million in first nine months of 2006.
Capital Resources and Liquidity

	As of May 31,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2007	2006	2006

Short-Term Debt	$561	$666	$28
Long-Term Debt	1,150	1,376	1,639
Total Shareowners’ Equity	7,930	6,576	6,525
Debt-to-Capital Ratio	18%	24%	20%

Total debt outstanding increased $44 million between Aug. 31, 2006, and May 31, 2007, primarily because of increased commercial paper outstanding used to finance customer receivables. The increase in commercial paper outstanding was partially offset by our $268 million repayment of the outstanding balance of our three-year term bank loan in Europe in the first nine months of 2007.
Dividend: In June 2007, we declared a quarterly dividend of 12.5 cents per common share payable on July 27, 2007, to shareowners of record on July 6, 2007.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

Credit Facility: Effective Feb. 28, 2007, we finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaces the existing $1 billion credit facility established in 2004. Covenants under the $2 billion revolving credit facility are substantially similar to those in the facility replaced.
Bridge Loan: On June 1, 2007, we borrowed $1.5 billion from a bank to purchase DPL. On June 5, 2007, this loan was repaid with the proceeds from commercial paper borrowings. The short-term commercial paper interest rate is fixed for the term of the commercial paper and is approximately 5.4 percent per annum.
Capital Expenditures: We expect 2007 capital expenditures to be in the range of $500 million compared with $370 million in 2006. The largest drivers of this increase are projects to expand corn seed production, R&D facilities and information technology facilities. This range of $500 million of capital expenditures in 2007 includes the current year portion of the expenditures related to the $610 million corn seed production expansion plan that was authorized by our Board in June 2007.
2007 Acquisitions: In December 2006, ASI acquired Fielder’s Choice Direct, a U.S. seed company, for $50 million (net of cash acquired), inclusive of transaction costs of $1 million, with a potential additional earn-out amount of up to $5 million. In conjunction with this acquisition, we entered into a five-year global technology license agreement. In the first nine months of 2007, ASI also acquired six regional U.S. seed companies in separate transactions. In January 2007, we acquired a European fruit seed company for $7 million, inclusive of transaction costs of $1 million. In May 2007, we purchased a European vegetable seed business for $50 million, inclusive of transaction costs of $5 million. The financial results of these acquisitions were included in the company’s consolidated financial statements from their respective dates of acquisition. See Note 3 — Business Combinations — for further discussion of these acquisitions.
2006 Acquisitions: In 2006, ASI acquired 12 regional U.S. seed companies for an aggregate purchase price of $133 million (net of cash acquired). For all 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 3 — Business Combinations — for further discussion of these acquisitions.
Recently Completed Acquisition and Dispositions: On June 1, 2007, we completed the purchase of all of the outstanding stock of DPL for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). We financed the transaction using cash reserves and a short-term loan, which we subsequently refinanced with commercial paper. The transaction was reviewed by federal and state authorities including the DOJ pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In order to complete the transaction, we entered into an agreement with the DOJ. Fulfilling one of the obligations under the agreement, among other things, on June 19, 2007, we sold our Stoneville® cotton seed brand and related business assets to Bayer CropScience for $310 million and our NexGen® cotton seed brand and related business assets to Americot for $7 million. We also sold to Bayer CropScience certain conventional cotton parental lines that we acquired from DPL’s cotton breeding program. We have retained certain rights to these same parental lines. We also sold to Americot certain conventional cotton parental lines that DPL acquired from Syngenta in 2006. Bayer and Americot continue to be licensed to use our cotton traits in their FiberMax® and Stoneville® brands and the Americot® and NexGen® brands, respectively. Another obligation included offering Syngenta certain germplasm from DPL’s breeding pipeline that contained VIPCotTM trait technology. This action is intended to allow Syngenta to continue its development of this technology.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

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
We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded and our licensed germplasm. Our vegetable and fruit portfolio will focus on 25 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable and fruit seed germplasm and expect that to lead to growth in that business. We also plan to make strategic acquisitions, such as acquisitions by ASI or our vegetable and fruit seed business, to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. We acquired DPL on June 1, 2007, which will provide us a leadership position in the U.S. cotton market, although we were required by regulatory authorities to sell our existing branded U.S. cotton business. We expect to see continued competition in seeds and genomics in the near term but believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.
Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. We have obtained the necessary regulatory clearances at the state level in the United States and approvals in countries that are major importers of U.S. corn, e.g., Canada, Mexico, Japan, Korea, and Taiwan, for single and stacked products with our next second-generation trait, YIELDGARD VT. In 2007, higher-value, stacked-trait products represented a larger share of our total U.S. corn seed sales than single-trait products. Acquisitions may also present near-term opportunities to increase penetration of our traits. In particular, we expect that our acquisition of DPL will enable us to accelerate penetration of our second-generation cotton traits. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits, when our competitors are delivering their first-generation traits.
During third quarter 2007, we and BASF announced a long-term joint research and development and commercialization collaboration in plant biotechnology that will focus on the development of high yielding crops and crops that are more tolerant to adverse environmental conditions such as drought. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton and canola.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

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
It is likely that a ruling of patent infringement from court cases in Europe will be required before we can expect to capture value from our ROUNDUP READY soybeans grown in Argentina. The first related patent infringement case in Europe is currently in trial. We are continuing to discuss alternative arrangements with various stakeholders; however, we have no certainty that any of these discussions will lead to a paying outcome in the near term. We do not plan to seek to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we would be compensated for the technology.
On June 1, 2007, we acquired all of the outstanding stock of DPL. See Financial Condition, Liquidity, and Capital Resources — Recently Completed Acquisition and Dispositions — for more information about the acquisition. During the fourth quarter 2007, we expect to record a significant charge related to the write-off of acquired in-process R&D.
Agricultural Productivity
We believe our ROUNDUP herbicide business will continue to generate a sustainable source of cash and gross profit for us. Pricing of generic formulations of glyphosate herbicides has moved up over the first nine months of 2007. The generic pricing can be somewhat unstable over the short-term but we believe the long-term trend will be favorable. We have experienced increased demand in recent years and are implementing strategies to meet the future demand for our ROUNDUP business, as well as our licensed glyphosate business. To sustain the cash and income generation of our ROUNDUP business, we will continue to actively manage our inventory and other costs and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to increase prices. Further expansion of crops with our ROUNDUP READY traits may also incrementally increase sales of our ROUNDUP products.
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
We expect that our lawn-and-garden herbicide products will remain a strong cash generator and that they will support our brand equity in the marketplace. However, we anticipate facing increased competition from generic and private-label products and cost pressure from major retailers.
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
Other Information
As discussed in Note 15 — Commitments and Contingencies — and Part II — Item 1 — Legal Proceedings — Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities; this obligation is discussed in Note 15.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans an amendment of FASB Statements No. 87, 88, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. Based upon the most recent actuarial estimate for the fiscal year ended Aug. 31, 2007, the adoption of SFAS 158 is expected to result in an increase in liabilities and pre-tax accumulated other comprehensive loss of $70 million to $90 million. The actual impact of the adoption of SFAS 158 may differ from these estimates due to changes to actual plan assets and liabilities and final assumptions as of Aug. 31, 2007. This statement also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after Dec. 15, 2006. Accordingly, we will adopt SFAS 158 in the fourth quarter of fiscal year 2007. The change in measurement date provisions is effective for fiscal years ending after Dec. 15, 2008.
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

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

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
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of May 31, 2007 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities (as defined in Note 15). We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 15 under the subheadings “Litigation and Indemnification” and “Solutia Inc.” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2006, and Feb. 28, 2007.
Patent and Commercial Proceedings
The following updates proceedings involving Syngenta AG (Syngenta) and its affiliates:
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on July 25, 2002, Syngenta Seeds, Inc. filed a suit against our wholly owned subsidiary DEKALB Genetics Corporation (DEKALB), Monsanto, Pioneer Hi-Bred International, Inc., Dow AgroSciences LLC, and Mycogen Plant Science, Inc. and Agrigenetics, Inc., collectively Mycogen Seeds, in the U.S. District Court for the District of Delaware, alleging infringement of three patents issued between June 2000 and June 2002. The patents allegedly pertain to insect-protected transgenic corn, including our insect-protected corn traits. Syngenta Seeds seeks injunctive relief and monetary damages. During the course of the trial, the Court ruled in our favor on two of the patents. On Dec. 14, 2004, the jury returned a verdict in our favor, determining that the third patent was invalid. On May 3, 2007, the United States Court of Appeals for the Federal Circuit affirmed the jury verdict and trial court judgments in favor of Monsanto.
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, on May 10, 2004, we filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for a declaratory judgment seeking a determination that, under its license from us, Syngenta Seeds is limited to commercializing its ROUNDUP READY soybeans under one product brand. On Feb. 8, 2006, after a bench trial, the Court ruled in our favor and permanently enjoined Syngenta from using any brand other than the NK® brand in the production, marketing, advertising, or sale of our ROUNDUP READY soybean technology. On June 12, 2007, the Missouri Court of Appeals reversed the judgment of the trial court and remanded for a new trial. The case currently has no trial setting.

•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Report on Form 10-Q for the quarterly period ended Feb. 28, 2007, on Aug. 25, 2005, Syngenta filed suit against us in the Circuit Court of Hennepin County, Minnesota, seeking access to our new patented next generation glyphosate-tolerant soybean technology under a license for our current soybean technology that we previously entered into with Ciba Seeds, which is now owned by Syngenta. The case has now been resolved to the mutual satisfaction of both parties pursuant to an agreement, the terms of which are confidential. All claims have been dismissed with prejudice.
On May 22, 2007, Iowa State University Research Foundation (ISURF) filed but did not serve an action in the U.S. District Court for the Southern District of Iowa, alleging that our low linolenic acid soybean product, commercialized under the trade name VISTIVE, infringes two ISURF patents relating to the use of certain varieties to create low linolenic acid soybeans. ISURF seeks damages, including treble damages for willful infringement, and an injunction. ISURF also seeks a declaration that it did not enter into an enforceable settlement agreement with us.
Farmer Lawsuits
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Report on Form 10-Q for the quarterly period ended Feb. 28, 2007, starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by allegedly fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, but which has been dismissed. No trial dates have been set for these matters.
Proceedings Related to Delta and Pine Land Company
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Report on Form 10-Q for the quarterly period ended Feb. 28, 2007, we were a party to litigation and several arbitrations with DPL. On June 1, 2007, we acquired all of the outstanding stock of DPL. See Part I — Item 2 — MD&A — Financial Condition, Liquidity, and Capital Resources — Recently Completed Acquisition and Dispositions — which is incorporated by reference herein, for more information about the acquisition. The following proceedings were ongoing between Delta and Pine Land and us upon closing of the acquisition, but have since been terminated with prejudice:

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

•	On Jan. 18, 2000, DPL reinstituted a suit against the former Monsanto Company in the Circuit Court of the First Judicial District of Bolivar County, Mississippi, seeking unspecified compensatory damages for lost stock market value of not less than $1 billion, as well as punitive damages. DPL alleged that the former Monsanto Company failed to exercise reasonable efforts to complete a merger between the two companies and tortiously interfered with its prospective business relations by feigning interest in the merger so as to keep it from pursuing transactions with other entities. We filed a counterclaim seeking to set aside the merger agreement on the basis of DPL’s fraudulent nondisclosure of material information and substantial damages including the $83 million breakup fee paid to DPL.

•	The following updates arbitrations that were before the American Arbitration Association (AAA):
•	On May 3, 2006, DPL initiated proceedings seeking a determination that its affiliates’ license agreements with us preclude us from implementing the indemnity collection system that we announced for Brazil in an attempt to protect and enforce our intellectual property rights on insect-resistant cotton in Brazil. In July 2006, Delta and Pine Land’s motion for a temporary injunction was denied.

•	On June 19, 2006, DPL initiated a proceeding seeking a determination that we had not provided it with license terms equal to those extended to Stoneville, which we acquired in 2005. DPL also seeks an injunction against our introduction of BOLLGARD II cotton in Egypt and Burkina Faso, unless commercial arrangements are reached with DPL, notwithstanding those countries’ prohibition of such arrangements.
Agent Orange Proceedings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In re Agent Orange Product Liability Litigation, MDL 381 (MDL), a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States, was settled in 1984, concluding all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After the U.S. Supreme Court allowed new claims to proceed notwithstanding the settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, who originally proceeded over the MDL. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense. Plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeals for the Second Circuit, which heard oral argument on June 18, 2007.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, a purported class action suit, styled VAVAO, et al. v. The Dow Chemical Company, et al., was filed in the U.S. District Court for the Eastern District of New York by the Vietnam Association of Victims of Agent Orange (VAVAO) alleging that the manufacturers of Agent Orange conspired with the U.S. government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case was also assigned to Judge Weinstein. On March 10, 2005, the District Court granted the motions to dismiss and for summary judgment filed by Monsanto and other defendants in this case. Plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeals for the Second Circuit, which heard oral argument on June 18, 2007.
Proceedings Related to Solutia’s Assumed Liabilities
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, and our Report on Form 10-Q for the quarterly period ended Feb. 28, 2007, on Dec. 6, 2005, a products liability lawsuit, styled Abbatiello et al. v. Pharmacia Corporation et al., was filed against Pharmacia, Solutia, and us in the Supreme Court of New York County, New York. The suit claims that all defendants manufactured and sold PCB products to General Electric Company (GE) and is brought by 590 current employees of GE who allege exposure to chemicals used by GE in and around its plant in Schenectady, New York, from the 1970s to the present. The suit seeks actual and punitive damages for alleged personal injuries and fear of future disease. On March 15, 2006, a similar lawsuit styled Abele v. Monsanto Company, et al. was filed by 486 former employees of GE against the same defendants in the same court. Defendants have removed the cases to the U.S. District Court for the Southern District of New York, and on March 5, 2007, the federal judge denied plaintiffs’ motions to remand to state court in both cases. On March 13, 2007, a third related suit, Corlew et al. v. General Electric et al., was filed in the Supreme Court of New York County, New York, by a purported class of landowners within a five mile radius of GE’s plant in Schenectady, NY. The suit, now removed to the U.S. District Court for the Southern District of New York, names GE and Pharmacia as defendants and claims decrease of property values as a result of alleged PCB contamination from the GE plant site.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

See Note 15 for additional information regarding legal proceedings related to Solutia’s Assumed Liabilities.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the front of this Report on Form 10-Q and Part I — Item 1A — Risk Factors — of our Report on Form 10-K for the fiscal year ended Aug. 31, 2006, for information regarding risk factors. Following are the material updates to the risk factors previously disclosed in that Report on Form 10-K.
In the event of any diversion of management’s attention to matters related to acquisitions or any delays or difficulties encountered in connection with integrating acquired operations, our business, and in particular our results of operations and financial condition, may be harmed.
We have recently completed several acquisitions involving seed companies, including Delta and Pine Land, and we expect to make additional acquisitions. We must fit such acquisitions into our long-term growth strategies to generate sufficient value to justify their cost. For more information, please see Part I — Item 2 — MD&A — Financial Condition, Liquidity, and Capital Resources — Recently Completed Acquisition and Dispositions — which is incorporated by reference herein. Acquisitions also present other challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2007 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of
				Shares Purchased as	(d) Approximate Dollar
				Part of Publicly	Value of Shares that May
	(a) Total Number of		(b) Average Price Paid	Announced Plans or	Yet Be Purchased Under
Period	Shares Purchased		per Share(1)	Programs	the Plans or Programs

March 2007:
March 1, 2007, through March 31, 2007	579,400		$51.78	579,400	$585,541,572
April 2007:
April 1, 2007, through April 30, 2007	3,244	(1), (2)	$32.52	0	$585,541,572
May 2007:
May 1, 2007, through May 31, 2007	3,245	(3)	$58.66	0	$585,541,572

Total	585,889		$51.71	579,400	$585,541,572

(1)	Includes 2,000 shares purchased by an affiliated purchaser through the exercise of stock options with an average exercise price of $16.19.

(2)	Includes 1,244 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	Represents total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.
On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of May 31, 2007.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: June 29, 2007

MONSANTO COMPANY	THIRD QUARTER 2007 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Stock Purchase Agreement by and between Bayer CropScience L.P. and Monsanto Company dated May 31, 2007, relating to the shares of Stoneville Pedigreed Seed Company.*

3	Omitted

4	Omitted

10.1	Five-Year Credit Agreement, dated Feb. 28, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 1, 2007, File No. 1-16167)

11	Omitted — see Note 13 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.