Form 10-K
period 2007-08-31
MONSANTO CO /NEW/
filed 2007-10-26
CIK 1110783

MONSANTO COMPANY	2007 FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2007
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 001-16167

MONSANTO COMPANY

Exact name of registrant as specified in its charter

Delaware	43-1878297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 North Lindbergh Blvd., St. Louis, Missouri	63167 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number including area code:	(314) 694-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 28, 2007): approximately $28.4 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 546,319,136 shares of common stock, $0.01 par value, outstanding at Oct. 23, 2007.

Documents Incorporated by Reference

Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about Dec. 5, 2007, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2007 FORM 10-K

INTRODUCTION

This Annual Report on Form 10-K is a document that U.S. public companies file with the Securities and Exchange Commission every year. Part II of the Form 10-K contains the business information and financial statements that many companies include in the financial sections of their annual reports. The other sections of the Form 10-K also include information about our business that we believe will be of interest to investors. We hope investors will find it useful to have all of this information available in a single document.

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2007.

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

Information in this Form 10-K is current as of Oct. 26, 2007, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Legal Proceedings,” “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources,” and “Outlook.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

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

MONSANTO COMPANY	2007 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

PART I		Page

Item 1.	Business	5
	Principal Products	5
	Competition	6
	Distribution of Products; Customers	6
	Employee Relations	7
	Environmental Matters	7
	International Operations	7
	Patents, Trademarks, Licenses, Franchises and Concessions	8
	Principal Equity Affiliates	9
	Raw Materials and Energy Resources	9
	Research and Development	9
	Seasonality and Working Capital; Backlog	9
	Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc.	10
	Available Information	10
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Overview	24
	Results of Operations	27
	Seeds and Genomics Segment	31
	Agricultural Productivity Segment	33
	Financial Condition, Liquidity, and Capital Resources	34
	Outlook	41
	Critical Accounting Policies and Estimates	43
	New Accounting Standards	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	49
	Management Report	49
	Management’s Annual Report on Internal Control over Financial Reporting	50
	Reports of Independent Registered Public Accounting Firm	51
	Statements of Consolidated Operations	53
	Statements of Consolidated Financial Position	54
	Statements of Consolidated Cash Flows	55
	Statements of Consolidated Shareowners’ Equity	56
	Statements of Consolidated Comprehensive Income	57
	Notes to Consolidated Financial Statements	58
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	110
Item 9A.	Controls and Procedures	110
Item 9B.	Other Information	110
Non-Employee Director Equity Incentive Compensation Plan
Amendment to Long-Term Incentive Plan
Amendment to Long-Term Incentive Plan
Amendment to the 2005 Long-Term Incentive Plan
Amendment to the 2005 Long-Term Incentive Plan
Amended and Restated Monsanto Company Recoupment Policy
Annual Cash Compensation of Named Executive Officers dated Oct. 2007
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer
Rule 13a-14(b) Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer

MONSANTO COMPANY	2007 FORM 10-K

MONSANTO COMPANY	2007 FORM 10-K

PART I

ITEM 1. BUSINESS

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.

We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, D&PL, Deltapine and Seminis, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity.

The following information, which appears in other parts of this Form 10-K, is incorporated herein by reference:

•	Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Seeds and Genomics Segment — the tabular information regarding net sales of our seeds and traits, and Agricultural Productivity Segment — the tabular information regarding net sales of Roundup and other glyphosate-based herbicides and other agricultural productivity products

•	Item 8 — Financial Statements and Supplementary Data — Note 22 — Segment and Geographic Data

PRINCIPAL PRODUCTS

Monsanto’s principal products in our two segments include the following:

SEEDS AND GENOMICS SEGMENT

Major Products	End-Use Products and Applications

Roundup Ready traits in corn, soybeans, cotton and canola (1)	Weed-control system for crops tolerant of Roundup and other glyphosate-based herbicides

YieldGard Corn Borer and YieldGard Rootworm traits in corn(1) Bollgard and Bollgard II traits in cotton;(1)	Traits that enable crops to protect themselves from certain insects, reducing the need for applications of insecticides

Agroceres, Asgrow, DEKALB, D&PL, Deltapine and Vistive branded seeds; Holden’s Foundation Seeds; Monsoy foundation seed; American Seeds, Inc. branded seed	Corn hybrids and foundation seed; soybean varieties and foundation seed; cotton varieties, hybrids and foundation seed; sunflower hybrids; sorghum grain and forage hybrids; and oilseed rape and canola varieties

Seminis, Royal Sluis, Asgrow, and Petoseed branded seeds	Vegetable and fruit seeds, including tomato, pepper, eggplant, melon, cucumber, pumpkin, squash, beans, broccoli, onions and lettuce

(1)	Monsanto also offers farmers stacked-trait products, in which two or more traits are combined in a single seed product.

AGRICULTURAL PRODUCTIVITY SEGMENT

Major Products	End-Use Products and Applications

Roundup and other glyphosate-based herbicides	Nonselective agricultural, industrial, ornamental and turf applications for weed control

Harness, Degree, Machete and other acetanilide-based herbicides and other selective herbicides, such as Maverick, Certainty, and Outrider	Control of pre-emergent annual grass and small seeded broadleaf weeds in corn and soybeans; control of specific weeds in rice, wheat, turf, cotton, and barley and on roadsides

Lawn-and-garden herbicides	Residential lawn-and-garden applications for weed control

Posilac bovine somatotropin	Increase efficiency of milk production in dairy cows

The above products may be sold under different brand names outside the United States.

MONSANTO COMPANY	2007 FORM 10-K

COMPETITION

The global markets for our products are competitive. With continued development and commercialization of new technologies and products, including biotechnology traits, we expect competition to intensify.

In our Seeds and Genomics segment, we compete with numerous multinational companies globally and with hundreds of smaller companies regionally. With the exception of competitors in our vegetable and fruit seed business, most of our seed competitors are also licensees of our germplasm or biotechnology traits. In certain countries, we also compete with government-owned seed companies. Farmers who save seed from one year to the next, in violation of license or other commercial terms, also affect competitive conditions. Product performance (in particular, crop vigor and yield for our row crops and quality for our vegetable and fruit seeds), customer support and service, intellectual property protection, and price are important elements of our market success. In addition, distributor, retailer and farmer relationships are important in the United States and many other countries.

Our biotechnology traits compete as a system with other practices, including the application of agricultural chemicals, and traits developed by other companies. Other agricultural and seed marketers produce chemical and seed products that compete with our Roundup Ready and insect-control systems. Our consumer traits compete with other methods of managing and improving food quality. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies and institutions, state-funded programs, and academic institutions. Enabling technologies to enhance biotechnology trait development may also come from academic researchers and biotechnology research companies. The primary factors underlying the competitive success of traits are performance and commercial viability; timeliness of introduction; value compared with other practices and products; market coverage; service provided to distributors, retailers and farmers; governmental approvals; public acceptance; and environmental characteristics.

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

Our lawn-and-garden herbicides compete on product performance and the brand value associated with our trademark Roundup. This business has fewer than five significant national competitors and a larger number of regional competitors in the United States. We are the only supplier of recombinant bovine somatotropin in the United States. The largest market for our lawn-and-garden herbicides and our bovine somatotropin products is the United States.

DISTRIBUTION OF PRODUCTS; CUSTOMERS

We have a worldwide distribution and sales and marketing organization for our seeds and traits and crop protection operations. We market our DEKALB, Asgrow, D&PL and Deltapine branded germplasm (both the conventional and biotech varieties) and our vegetable and fruit seeds to farmers through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers and agents. We also market our vegetable and fruit seeds direct to farmers. Our American Seeds, Inc. (ASI) family of branded seeds is marketed to farmers primarily directly, as well as through dealers, agricultural cooperatives and agents. We also license a broad package of our germplasm and trait technologies to seed companies that do business in the United States and certain international markets, which then market these products to farmers. In Brazil and Paraguay, we have implemented a point-of-delivery, grain-based payment system through which we contract with grain handlers to collect applicable biotech trait fees when farmers deliver their grain.

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

MONSANTO COMPANY	2007 FORM 10-K

While no single customer (including affiliates) represented more than 10 percent of our consolidated worldwide net sales in 2007, our three largest U.S. agricultural distributors and their affiliates represented, in the aggregate, 14 percent of our worldwide net sales and 25 percent of our U.S. net sales. During 2007, one major U.S. distributor and its affiliates represented about 8 percent of the worldwide net sales for our Seeds and Genomics segment, and about 8 percent of the worldwide net sales for our Agricultural Productivity segment.

EMPLOYEE RELATIONS

As of Aug. 31, 2007, we employed approximately 18,800 regular employees worldwide and more than 4,800 temporary employees in various world areas. However, the number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory.

ENVIRONMENTAL MATTERS

Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that can be released from our operations into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or parties who sent waste to these sites, without regard to fault or to the lawfulness of the original disposal. These laws and regulations may be amended from time to time; they may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, and to the remediation of identified existing environmental concerns. In accord with a consent order with the state of Idaho, we have embarked on a multiyear project to design and install state-of-the-art air emission control equipment at our facility at Soda Springs, Idaho. Although the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position, except as noted below. Because of our investment in the Soda Springs project, our capital expenditures for environmental control facilities should be higher than normal in the next few years. Current estimates indicate that total companywide capital expenditures for environmental compliance will be about $17 million in fiscal year 2008 and $25 million in fiscal year 2009.

In addition to potential liability for our own manufacturing locations and off-site disposal and formulation facilities, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (Separation Agreement), we are required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities primarily related to Pharmacia’s former agricultural and chemicals businesses. This includes, but is not limited to, environmental liabilities that Solutia Inc., the former chemicals business of Pharmacia, assumed from Pharmacia in connection with its spinoff on Sept. 1, 1997, to the extent that Solutia fails to pay, perform or discharge those liabilities. Both immediately prior to and since its filing for bankruptcy protection, Solutia has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we assumed the management and defense of certain of Solutia’s environmental matters. In the process of managing such environmental liabilities, we determined that it was probable that we would incur some expenses related to such environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, in fiscal year 2005, we recorded a reserve including, but not limited to, environmental liabilities, based on the best estimates by our management with input from our legal and other outside advisors. For additional information relating to Solutia and the charge recorded with respect to Solutia, see “Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer, Inc., and Solutia Inc.” in this section and Note 21.

For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding remediation of waste disposal sites and reserves for remediation, appearing in Note 21 — Commitments and Contingencies, which is incorporated herein by reference.

INTERNATIONAL OPERATIONS

See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and Note 22 — Segment and Geographic Data, which are

MONSANTO COMPANY	2007 FORM 10-K

incorporated herein by reference. Approximately 43 percent of Monsanto’s sales, including 36 percent of our Seeds and Genomics segment’s sales and 54 percent of our Agricultural Productivity segment’s sales, originated from our legal entities outside the United States during fiscal year 2007.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

In the United States and many foreign countries, Monsanto holds a broad portfolio of patents that provide intellectual property protection for its products and processes. Some of Monsanto’s patents and licenses are currently the subject of litigation; see Item 3 — Legal Proceedings.

We routinely obtain patents and/or plant variety protection for our breeding technology, germplasm, commercial varietal seed products, and for the parents of our commercial hybrid seed products. We also routinely obtain registrations for our germplasm and commercial seed products in registration countries, such as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. Our insect-protection traits (including YieldGard Corn Borer and YieldGard Corn Rootworm traits in corn seed and Bollgard trait in cotton seed) are protected by patents that extend at least until 2011. Having filed patent applications in 2002 and 2001, we anticipate that the Bollgard II insect-protection trait will be patent-protected in the United States, and in other areas in which patent protection is sought, through 2022. Our herbicide tolerant products (Roundup Ready traits in soybean, corn, canola and cotton seeds) are protected by U.S. patents that extend at least until 2014; and our second-generation trait for cotton, Roundup Ready Flex, is protected by U.S. patents through 2025.

Patents protecting glyphosate, the active ingredient in Roundup herbicides, expired in the United States in 2000 and have expired in all other countries. We have several patents on our glyphosate formulations and manufacturing processes in the United States and other countries, some of which extend beyond 2015. Posilac bovine somatotropin is protected by a U.S. patent that expires in 2008 but is no longer fully protected by patents in other countries in which this product is sold. Other patents that we own protect various aspects of bovine somatotropin manufacture in the United States and expire at varying dates ending March 2012; corresponding patents in other countries have varying terms.

Monsanto also holds licenses from other parties relating to certain products and processes. We have obtained licenses to protect certain technologies used in the production of Roundup Ready seeds and certain technologies relating to pipeline products from claims that we are infringing the patents of others. These licenses last for the lifetimes of the applicable patents, after which no licenses will be required to use the respective patented technologies. We have also obtained perpetual licenses to certain technologies contained in certain pipeline products (i.e., SmartStax), which combine insect control traits with herbicide resistant traits. We hold numerous licenses in connection with our genomics program. For example, we hold a perpetual license to certain genomics technologies for use in plant and animal agriculture, perpetual licenses to patents expiring from 2018 to 2023 for classes of proprietary genes for the development of commercial traits in crops, perpetual licenses to functional characterizations of our proprietary genes, and perpetual licenses to certain genomics sequences and certain genomics technologies. We have also obtained perpetual licenses to chemicals used to make Harness herbicides and to manufacturing technology for Posilac bovine somatotropin.

We own trademark registrations, and we file trademark applications for the names and many of the designs we use on our branded products around the world. Important company trademarks include Roundup for herbicide products; Roundup Ready, Bollgard, Bollgard II, YieldGard, YieldGard VT, and Roundup RReady2Yield for traits; DEKALB, Asgrow, Deltapine, D&PL, and Vistive for agricultural seeds; Seminis, Royal Sluis, Asgrow and Petoseed for fruit and vegetable seeds; and Posilac for dairy productivity products.

We hold (directly or by assignment) numerous phosphate leases issued on behalf of or granted by the United States, the state of Idaho, and private parties. None of these leases is material individually, although the leases are significant in the aggregate because elemental phosphorus is a key raw material for the production of glyphosate-based herbicides. The phosphate leases have varying terms. The leases obtained from the United States are of indefinite duration, subject to the modification of lease terms at 20-year intervals.

MONSANTO COMPANY	2007 FORM 10-K

PRINCIPAL EQUITY AFFILIATES

Renessen LLC, our joint venture with Cargill, Incorporated, has developed and plans to commercialize a proprietary grain processing technology, marketed under the name Extrax™. This technology separates corn into three high-value fractions: a high-starch fraction, ideal for ethanol fermentation; food-grade corn oil, valuable as a non-trans fat oil solution or for biodiesel; and a nutrient-rich meal that can be used as a corn replacement in animal feed rations. The Extrax™ technology will be licensed by Renessen to North American ethanol manufacturers interested in optimizing the operation of ethanol plants and diversifying the income streams generated by the traditional dry grind ethanol manufacturing process. We own 50 percent of Renessen and have equal governance and funding rights and responsibilities with Cargill. Cargill has agreed to grant Renessen an exclusive right and license to Cargill’s intellectual property related to this corn processing technology needed for Renessen to pursue its business plan and receives rights to use intellectual property developed by Renessen in other specified areas. Both Cargill and Monsanto provide specified services to Renessen for a fee. See information regarding Renessen in Note 24 — Equity Affiliate.

RAW MATERIALS AND ENERGY RESOURCES

We are a significant purchaser of basic and intermediate raw materials. We typically purchase our major raw materials and the energy we need through long-term contracts. We do not depend on any single outside supplier for a significant amount of any raw materials, but a few major suppliers provide us with certain important raw materials. The markets for our raw materials are balanced and are expected to remain so. Although some additional capacity does exist, pricing is substantially higher today than under existing contracts. Energy is available as required, but pricing is subject to market fluctuations.

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

Different catalysts are used in various intermediate steps in the production of glyphosate. These are produced by two major catalyst manufacturers who use our proprietary technology at various sites globally. These suppliers have additional capacity at other manufacturing locations. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate. We manufacture most of our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides, and we purchase the remainder through a third-party supplier.

RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $780 million in 2007, $710 million in 2006, and $583 million in 2005. In addition, we incurred charges of $193 million and $230 million for acquired in-process research and development (IPR&D) related to acquisitions during 2007 and 2005, respectively. See Note 4 — Business Combinations — for additional information regarding these acquisitions.

During 2007, we and BASF announced a long-term joint research and development and commercialization collaboration in plant biotechnology that will focus on the development of high-yielding crops and crops more tolerant to adverse environmental conditions such as drought. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress-tolerance traits for corn, soybeans, cotton and canola.

SEASONALITY AND WORKING CAPITAL; BACKLOG

For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources, incorporated herein by reference.

MONSANTO COMPANY	2007 FORM 10-K

RELATIONSHIPS AMONG MONSANTO COMPANY, PHARMACIA CORPORATION, PFIZER INC., AND SOLUTIA INC.

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

Date of Event		Description of Event

Sept. 1, 1997	•	Pharmacia (then known as Monsanto Company) entered into a Distribution Agreement (Distribution Agreement) with Solutia related to the transfer of the operations, assets and liabilities of the Chemicals Business from Pharmacia (then known as Monsanto Company) to Solutia.

	•	Pursuant to the Distribution Agreement, Solutia assumed and agreed to indemnify Pharmacia (then known as Monsanto Company) for certain liabilities related to the Chemicals Business.

Dec. 19, 1999	•	Pharmacia (then known as Monsanto Company) entered into an agreement with Pharmacia & Upjohn, Inc. (PNU) relating to a merger (the Merger).

Feb. 9, 2000	•	We were incorporated in Delaware as a wholly owned subsidiary of Pharmacia (then known as Monsanto Company) under the name “Monsanto Ag Company.”

March 31, 2000	•	Effective date of the Merger.

	•	In connection with the Merger, (1) PNU became a wholly owned subsidiary of Pharmacia (then known as Monsanto Company); (2) Pharmacia (then known as Monsanto Company) changed its name from “Monsanto Company” to “Pharmacia Corporation;” and (3) we changed our name from “Monsanto Ag Company” to “Monsanto Company.”

Sept. 1, 2000	•	We entered into a Separation Agreement (Separation Agreement) with Pharmacia related to the transfer of the operations, assets and liabilities of the Ag Business from Pharmacia to us.

	•	Pursuant to the Separation Agreement, we were required to indemnify Pharmacia for any liabilities primarily related to the Ag Business or the Chemicals Business, and for liabilities assumed by Solutia pursuant to the Distribution Agreement, to the extent that Solutia fails to pay, perform or discharge those liabilities.

Oct. 23, 2000	•	We completed an initial public offering in which we sold approximately 15 percent of the shares of our common stock to the public. Pharmacia continued to own approximately 85 percent of our common stock.

July 1, 2002	•	Pharmacia, Solutia and we amended the Distribution Agreement to provide that Solutia will indemnify us for the same liabilities for which it had agreed to indemnify Pharmacia and to clarify the parties’ rights and obligations.

	•	Pharmacia and we amended the Separation Agreement to clarify our respective rights and obligations relating to our indemnification obligations.

Aug. 13, 2002	•	Pharmacia distributed the shares of our common stock that it owned to its shareowners via a tax-free stock dividend (the Monsanto Spinoff).

	•	As a result of the Monsanto Spinoff, Pharmacia no longer owns any equity interest in Monsanto.

April 16, 2003	•	Pursuant to a merger transaction, Pharmacia became a wholly owned subsidiary of Pfizer.

Dec. 17, 2003	•	Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

See Item 3 — Legal Proceedings for information concerning litigation matters that Monsanto is managing pursuant to its obligation under the Separation Agreement to indemnify Pharmacia. See Note 21 for further information regarding litigation and environmental matters that we are managing pursuant to our obligation under the Separation Agreement to indemnify Pharmacia; Solutia’s bankruptcy; the related charge we recorded associated with certain of Solutia’s litigation and environmental obligations; and other arrangements between Solutia and us.

AVAILABLE INFORMATION

Our Internet address is www.monsanto.com. We make available, free of charge through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our site by the end of the business day after filing. All of these materials are located under the “Investors” tab.

MONSANTO COMPANY	2007 FORM 10-K

Our Web site also includes the following corporate governance materials, under the tab “Corporate Responsibility”: our Code of Business Conduct, our Code of Ethics for Chief Executive and Senior Financial Officers, our Board of Directors’ Charter and Corporate Governance Guidelines, and charters of our Board committees. These materials are also available on paper. Any shareowner may request them by contacting the Office of the General Counsel, Monsanto Company, 800 N. Lindbergh Blvd., St. Louis, Missouri, 63167. Information on our Web site does not constitute part of this report.

ITEM 1A. RISK FACTORS

Competition in seeds and traits and agricultural chemicals has significantly affected, and will continue to affect, our sales.

Many companies engage in research in plant biotechnology, breeding and agricultural chemicals, and speed in getting a new product to market can be a significant competitive advantage. Our competitors’ success could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies. We also expect to face continued competition for our Roundup herbicides and selective herbicides product lines. The extent to which we can realize cash and gross profit from these products will depend on our ability to: control manufacturing and marketing costs without adversely affecting sales; respond effectively to competitor pricing and marketing; provide marketing programs meeting the needs of our customers and of the farmers who are our end users; maintain an efficient distribution system; and develop new products with features attractive to our end users.

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect sales and profitability or restrict our ability to do business.

Intellectual property rights are crucial to our business, particularly our Seeds and Genomics segment. We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, farmers, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. For example, the practice by some farmers of saving seeds from non-hybrid crops (such as soybeans, canola and cotton) containing our biotechnology traits has prevented and may continue to prevent us from realizing the full value of our intellectual property, particularly outside the United States. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

We are subject to extensive regulation affecting our seed biotechnology and agricultural products and our research and manufacturing processes, which affects our sales and profitability.

Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining testing, planting and import approvals can be lengthy and costly, with no guarantee of success. Planting approvals may also include significant regulatory requirements that can limit our sales. Lack of approval to import crops containing biotechnology traits into key markets can affect sales of our traits, even in jurisdictions where planting has been approved. Concern about unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and the sale of our products. Further, the detection of adventitious presence of traits not approved in the importing country may result in the withdrawal of seed lots from sale or in compliance actions, such as crop destruction or product recalls. Legislation encouraging or

MONSANTO COMPANY	2007 FORM 10-K

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

Although all of our products go through rigorous testing, some opponents of our technology actively raise public concern about the potential for adverse effects of our products on human or animal health, other plants and the environment. The potential for adventitious presence of commercial biotechnology traits in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that can affect general public acceptance of these traits. Public concern can affect the timing of, and whether we are able to obtain, government approvals. Even after approvals are granted, public concern may lead to increased regulation or legislation, which could affect our sales and profitability, and may adversely affect sales of our products to farmers, due to their concerns about available markets for the sale of crops or other products derived from biotechnology. In addition, opponents of agricultural biotechnology have attacked farmers’ fields and facilities used by agricultural biotechnology companies, and may launch future attacks against farmers’ fields and our field testing sites and research, production, or other facilities.

The successful development and commercialization of our pipeline products will be necessary for our growth.

We use advanced breeding technologies to produce hybrids and varieties with superior performance in the farmer’s field. The process of breeding and trait integration is lengthy, and less than 1% of the pipeline is selected for commercialization. There are a number of reasons why a new product concept may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand, and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The length of time and the risk associated with the breeding and biotech pipelines are similar and interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. In countries where biotech traits are not approved for widespread use, our sales depend on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology or improved germplasm products. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

We are involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations, employee benefits, and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. In addition, pursuant to the Separation Agreement, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. We have recorded a reserve for certain estimated payments or costs related to third-party tort litigation and environmental matters that we are managing following Solutia’s refusal to manage such matters, for which the amount recorded in our Statement of Consolidated Financial Position as of Aug. 31, 2007, was $182 million. We believe that the recorded amount represents the estimated discounted cost that we would incur in the future in connection with these litigation and environmental matters. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain. Further, additional litigation or environmental matters that are not reflected in the reserve may arise in the future, and we may also assume the management of, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 21 and in other sections of this report.

MONSANTO COMPANY	2007 FORM 10-K

Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability.

We engage in manufacturing, seed production, research and development, and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2007 were principally to customers in Brazil, Argentina, Canada, Mexico and France. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.

In the event of any diversion of management’s attention to matters related to acquisitions or any delays or difficulties encountered in connection with integrating acquired operations, our business, and in particular our results of operations and financial condition, may be harmed.

We have recently completed the acquisition of Delta and Pine Land, and we expect to make additional acquisitions. We must fit such acquisitions into our long-term growth strategies to generate sufficient value to justify their cost. Acquisitions also present other challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.

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

Because we use hazardous and other regulated materials in our chemical manufacturing processes and engage in mining operations, we are subject to risks of accidental environmental contamination, and therefore to potential personal injury claims, remediation expenses and penalties. We have entered into agreements with various regulatory agencies for the management of many of our sites, and if we fail to comply with such agreements, we could be subject to penalties and facility shutdowns. Should a catastrophic event occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could affect our sales. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.

Our ability to match our production to the level of product demanded by farmers or our licensed customers has a significant effect on our sales, costs, and growth potential.

Farmers’ decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventory of our products will reduce our current sales. However, product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition,

MONSANTO COMPANY	2007 FORM 10-K

inadequate distributor liquidity could affect distributors’ ability to pay for our products and, therefore, affect our sales or our ability to collect on our receivables. With demand for our glyphosate products in recent years, we are producing near capacity and have a low inventory.

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

Weather conditions and natural disasters can affect the timing of planting and the acreage planted, as well as yields and commodity prices. In turn, the quality, cost and volumes of the seed that we are able to produce and sell will be affected, which will affect our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

At Aug. 31, 2007, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.

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

Additional principal properties used by the Seeds and Genomics segment include seed conditioning plants at Constantine, Michigan; Grinnell, Iowa; Kearney, Nebraska; Oxnard, California; Peyrehorade, France; Rojas, Argentina; Sinesti, Romania; Trèbes, France; and Uberlândia, Brazil; and research sites at Ankeny, Iowa; Maui, Hawaii; Middleton, Wisconsin; Mystic, Connecticut; and Woodland, California. We own all of these properties, except the property in Maui. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various locations worldwide.

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

We believe that our principal properties are suitable and adequate for their use. Use of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. Our facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs. In particular, we plan to invest up to $610 million to expand our corn production facilities in North America over the next three years to meet anticipated increased demand for our corn seed and are evaluating alternatives to

MONSANTO COMPANY	2007 FORM 10-K

increase our capacity to produce glyphosate through de-bottlenecking or the extension of existing facilities. In certain instances, we have leased to third parties portions of sites not required for current operations.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities (as defined in Note 21). We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 21 under the subheading “Litigation and Indemnification” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.

Patent and Commercial Proceedings

On Dec. 4, 2000, we filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG, and its affiliates that four patents that involve claims to truncated Bt technology were invalid and not infringed by the MON810 corn product contained in YieldGard corn. Bayer CropScience counterclaimed to request royalties for prior sales of YieldGard corn and injunctive relief but later dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue us, our affiliates or our sublicensees under those patents for any of our current commercial products. On Nov. 22, 2005, a jury returned a verdict in our favor and determined that MON810 did not infringe the remaining patent at issue and that the patent was invalid. On Aug. 28, 2006, the Court entered an order also invalidating the patents on the basis of inequitable conduct. Bayer CropScience filed a notice of appeal of the results of the jury trial and the Court’s decision on Oct. 24, 2006. Oral argument on Bayer’s appeal of the jury verdict is set for Nov. 5, 2007.

The following proceedings involve Syngenta AG (Syngenta) and its affiliates:

•	On May 10, 2004, we filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for a declaratory judgment seeking a determination that, under its license from us, Syngenta Seeds is limited to commercializing its Roundup Ready soybeans under one product brand. On Feb. 8, 2006, after a bench trial, the Court ruled in our favor and permanently enjoined Syngenta from using any brand other than the NK® brand in the production, marketing, advertising, or sale of our Roundup Ready soybean technology. On June 12, 2007, the Missouri Court of Appeals reversed the judgment of the trial court and remanded for a new trial. The case currently has no trial setting.

•	On May 12, 2004, we filed suit against Syngenta Seeds and Syngenta Biotechnology, Inc. in the U.S. District Court for the District of Delaware (the Shah case). On July 27, 2004, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Northern District of Illinois (the Lundquist case). The suits allege infringement of our patents involving glyphosate-tolerant crops and fertile transgenic corn and seek injunctions against the sale of GA21 corn by Syngenta and its affiliates and damages for willful infringement of our patents. On May 19, 2005, the U.S. District Court for the Northern District of Illinois transferred the Lundquist case to the U.S. District Court for the District of Delaware. It was then consolidated for discovery and trial with the Shah case. The District Court granted summary judgment in favor of Syngenta on May 11, 2006, ruling that the Shah patent was invalid and Syngenta did not infringe the Lundquist patents. On June 8, 2006, we appealed the Court’s

MONSANTO COMPANY	2007 FORM 10-K

decision to the U.S. Court of Appeals for the Federal Circuit. On Oct. 4, 2007, the Federal Circuit affirmed the decision of the District Court.

•	On July 28, 2004, Syngenta filed suit against us in the U.S. District Court for the District of Delaware, alleging that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed (the Antitrust Action). Syngenta seeks $57 million in supposed actual damages and requested treble damages, attorneys’ fees and injunctive relief. In July 2005, we filed counterclaims against Syngenta, Syngenta Seeds, and affiliated companies for misappropriation of property and false advertising. On Nov. 8, 2006, the Court stayed the trial of this matter. It currently has no trial setting.

•	On Sept. 21, 2004, Golden Harvest Seeds, Inc., a subsidiary of Syngenta, filed suit against us in the Circuit Court of St. Louis County, Missouri, seeking a declaration with respect to its right to sell-off certain corn products after the termination of its various corn trait licenses with us. We counterclaimed for unjust enrichment and breach of the agreements and seek recovery of damages and injunctive relief. This case has been set for trial commencing Jan. 21, 2008.

•	On Aug. 7, 2006, acting on a long pending jury advisory verdict, the U.S. District Court for the Middle District of North Carolina ruled that scientists of Rhône Poulenc Agrochimie S.A. were entitled to be named as co-inventors of U.S. Patent No. 6,040,497 but were not entitled to be named as co-inventors of U.S. Patent No. 5,554,798 (the ‘798 Patent). The ‘798 Patent covers glyphosate-tolerant crops and fertile transgenic corn and was assigned to DEKALB. On Aug. 9, 2006, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Eastern District of Missouri. The suit alleges infringement of the ‘798 Patent by the making and selling of GA21 corn. We are seeking an injunction against the sale of GA21 corn by Syngenta and its affiliates and damages for willful infringement of DEKALB’s patent. This case is currently set for trial beginning July 7, 2008.

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

While efforts continue, discussions have failed to resolve outstanding issues related to the development of a payment system for the use of our technology to produce soybean products in Argentina or Uruguay containing our patented Roundup Ready technologies. We have initiated patent infringement actions against importers of Argentine soy products that were found to have contained our unlicensed glyphosate-tolerant technology, which is patented in the respective European countries. In June 2005, we filed cases against Cefetra, in The Hague, the Netherlands, and Den Lokale, A.m.d.A., et al., in the Danish High Court, Eastern Division. In February and March 2006, we filed cases against Bunge Iberica SA, Ceralto SL and Sesostris SAE in Spain, and Cargill International SA and Cargill plc in England. Further cases were filed in May and June 2006 against Alfred C. Toepfer International GmbH and Glencore Grain BV and Glencore Grain Rotterdam BV, in the courts of The Hague. A first trial is scheduled for The Hague in October 2007. The trial in England took place in June 2007, and a decision was received in October 2007. The court found that our patent is valid and that the patented sequence is present in the soy meal imported from Argentina but that there was no infringement on the basis of an interpretation of our patent claim language. We are appealing the decision. The hearing in the Sesostris case in Spain took place in July 2007. An adverse decision was delivered in September 2007 and has since been appealed. The first Dutch case is scheduled for trial beginning Oct. 26, 2007. No trial has yet been scheduled in the Danish High Court. The Argentine government has opposed our use of patent infringement actions as a means of securing payment for the use of our technology in Argentina and has been admitted as a co-defendant to the proceedings in the Netherlands and as an observer to the proceedings in Denmark. Also in response to our actions, the Argentine Secretary of Agriculture has requested that the national competition commission in Argentina (CNDC) proceed with a civil administrative action against us. The CNDC has initiated a market investigation, under which we were given the opportunity to provide information to the CNDC before it would consider whether or not to initiate a formal proceeding. We provided information to the CNDC in February 2007.

MONSANTO COMPANY	2007 FORM 10-K

On May 22, 2007, Iowa State University Research Foundation (ISURF) filed but did not serve an action in the U.S. District Court for the Southern District of Iowa, alleging that our low linolenic acid soybean product, commercialized under the trade name Vistive, infringes two ISURF patents relating to the use of certain varieties to create low linolenic acid soybeans. ISURF sought damages, including treble damages for willful infringement, and an injunction. ISURF also seeks a declaration that it did not enter into an enforceable settlement agreement with us. On Aug. 31, 2007, ISURF, Iowa State University (ISU), and we entered into agreements under which we received a commercial license from ISURF for current and future low linolenic acid soybean products developed by ISU, while ISU received a research license for use of our next generation glyphosate tolerant soybean technology. As part of those agreements, ISURF dismissed with prejudice all of its claims in the lawsuit.

Starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer Hi-Bred International, Inc. and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by allegedly fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, which has been dismissed. No trial dates have been set for these matters.

Two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all farmers who purchased our Roundup brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes, and seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware. On July 18, 2007, the court ruled that any such suit had to be filed in federal or state court in Missouri and granted our motion to dismiss the two original cases. On Aug. 8, 2007, plaintiffs in the remaining three cases voluntarily dismissed their complaints, which have not been re-filed. On Aug. 10, 2007, the same set of counsel filed a parallel action in federal court in San Antonio, Texas, on behalf of a retailer of glyphosate. Plaintiffs seek to certify a national class of all entities that purchased glyphosate directly from us since August 2003.

On Aug. 3, 2007, we filed an arbitration claim against Sandoz GmbH, a subsidiary of the pharmaceutical company Novartis AG, in an International Chamber of Commerce proceeding. We seek to recover damages suffered while Sandoz made corrections and improvements at its facility in response to deficiencies cited by the U.S. Food and Drug Administration (FDA) in a Warning Letter to Sandoz following an inspection of its pharmaceutical facility in Kundl, Austria, which contracted to supply our dairy product, Posilac bovine somatotropin.

Agent Orange Proceedings

Various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In re Agent Orange Product Liability Litigation, MDL 381 (MDL), a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States, was settled in 1984, concluding all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After the U.S. Supreme Court allowed new claims to proceed notwithstanding the settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, who originally presided over the MDL. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense. Plaintiffs have appealed the District Court’s judgment to the U.S. Court of Appeals for the Second Circuit, which heard oral argument on June 18, 2007.

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

MONSANTO COMPANY	2007 FORM 10-K

In a purported class action suit styled Dobbie, et al. v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by it during the course of a 30-year program to control weeds and vegetation at the facility. Thereafter, purported class action lawsuits have been filed by plaintiffs against the Canadian government in at least four provinces, including Manitoba, New Brunswick, Newfoundland, and Ontario. On Jan. 12, 2007, in the New Brunswick action, the Canadian government filed a third party action against Dow Chemical and us, as manufacturers of Agent Orange, seeking contribution for any injuries plaintiffs may have suffered as the result of the spraying of Agent Orange chemicals in 1967 and 1968. On Aug. 1, 2007, the trial court in the case pending in Newfoundland certified a class of all individuals who were at CFB Gagetown between 1956 and the present and who claim they were exposed to dangerous levels of dioxin or HCB while on the base. On Sept. 18, 2007, the Court of Appeal granted the application of the Canadian government, Dow, and Monsanto for leave to appeal the trial court’s class certification decision.

Governmental Proceedings and Undertakings

On Oct. 20, 2004, the EPA issued a Notice of Violation to us, alleging violations of federal and state hazardous waste management regulations at our phosphorus manufacturing plant in Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject us to civil penalties. We are working with the EPA to reach a resolution of this matter.

On Sept. 17, 2007, the EPA issued a Notice of Violation to us, alleging violations of the Clean Water Act at the South Rasmussen Mine located near Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject us to civil penalties. We are working with the EPA to reach a resolution of this matter.

In January 2005, we consented to an SEC Order and entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice concerning their investigations of improper payments and related financial irregularities in connection with our Indonesian affiliates. We paid penalties of $1.5 million, agreed to certain enhancements of our compliance program, and are required to cease and desist from any further violations of the Foreign Corrupt Practices Act (FCPA) and to retain for a period of three years an independent consultant to review and evaluate our policies and procedures to ensure compliance with the FCPA. If we comply with the terms of the DPA for three years, we fully expect the charges deferred under the DPA to be permanently dismissed. The independent consultant began his review in March 2005. We continue to work with the independent consultant and also continue to implement improvements to our FCPA compliance program.

Prior to our acquisition of Delta and Pine Land Company, through our due diligence, we discovered and Delta and Pine Land reported to the SEC and the DOJ immaterial potential FCPA compliance issues, including payments that were not properly recorded in a subsidiary’s books and records. Delta and Pine Land has entered into an agreement with the SEC to pay penalties of $300,000 and to retain for a period of one year an independent consultant to review and evaluate its policies and procedures to ensure compliance with the FCPA. Delta and Pine Land has retained the same independent consultant retained by Monsanto. As the acquiring company, we have assumed responsibility for that agreement.

On April 18, 2005, we received a subpoena from the Illinois Attorney General for the production of documents relating to the prices and terms upon which we license technology for genetically modified seeds, and upon which we sell or license genetically modified seeds to farmers. We are cooperating with the production of the requested materials.

On Sept. 4, 2007, we received a civil investigative demand from the Iowa Attorney General seeking information regarding the production and marketing of glyphosate and the development, production, marketing, or licensing of soybean, corn, or cotton germplasm containing transgenic traits. We are cooperating with the production of the requested materials. Iowa is coordinating with several other states that are also interested in receiving the requested materials.

On Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.13 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $52 million (subject to currency exchange rates) of tax, excluding penalties and interest, related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $986 million (subject to currency exchange rates). The issuance of the notes was properly registered with the

MONSANTO COMPANY	2007 FORM 10-K

Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.79 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future.

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

See Note 21 for additional information regarding legal proceedings related to Solutia’s Assumed Liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers

See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2007 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 23, 2007, was 47,396.

On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflects this stock split.

The original dividend rate adopted by the board of directors following the initial public offering (IPO) in October 2000 was $0.06. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.065, in May 2004 to $0.0725, in December 2004 to $0.085, in December 2005 to $0.10, in December 2006 to $0.125, and in August 2007 to $0.175.

The following table sets forth dividend declarations, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal year 2007 and 2006 quarters indicated.

	1st	2nd		3rd	4th		Fiscal
Dividends per Share	Quarter	Quarter		Quarter	Quarter		Year

2007	$—	$0.25	(1)	$—	$0.30	(1)	$0.55

2006	$—	$0.20	(2)	$—	$0.20	(2)	$0.40

		1st	2nd	3rd	4th	Fiscal
Common Stock Price		Quarter	Quarter	Quarter	Quarter	Year

2007	High	$49.44	$57.08	$63.90	$70.88	$70.88
	Low	42.75	47.12	50.01	58.50	42.75

2006	High	$37.48	$43.98	$44.88	$47.58	$47.58
	Low	27.80	36.80	39.63	37.91	27.80

(1)	During the period from Dec. 1, 2006, through Feb. 28, 2007, Monsanto declared two dividends, $0.125 per share on Dec. 12, 2006, and $0.125 per share on Jan. 17, 2007. During the period from June 1, 2007, through Aug. 31, 2007, Monsanto declared two dividends, $0.125 per share on June 15, 2007, and $0.175 per share on Aug. 7, 2007.

(2)	During the period from Dec. 1, 2005, through Feb. 28, 2006, Monsanto declared two dividends, $0.10 per share on Dec. 12, 2005, and $0.10 per share on Jan. 17, 2006. During the period from June 1, 2006, through Aug. 31, 2006, Monsanto declared two dividends, $0.10 per share on June 27, 2006, and $0.10 per share on Aug. 7, 2006.

Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2007 by Monsanto and affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
			Purchased as Part of	Value of Shares That May
	(a) Total Number of	(b) Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share(1)	or Programs	the Plans or Programs

June 2007:
June 1, 2007, through June 30, 2007	953 (2)	$66.23	—	$585,541,572
July 2007:
July 1, 2007, through July 31, 2007	1,402,690	$67.69	1,402,690	$490,588,851
August 2007:
Aug. 1, 2007, through Aug. 31, 2007	—	—	—	$490,588,851

Total	1,403,643	$67.69	1,402,690	$490,588,851

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock.

MONSANTO COMPANY	2007 FORM 10-K

On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Aug. 31, 2007.

Stock Price Performance Graph

The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 68-month period extending through the end of the 2007 fiscal year. In July 2003, we changed from a calendar year end to a fiscal year ending August 31. Monsanto therefore had an eight-month transition period from Jan. 1, 2003, through Aug. 31, 2003. The measurement periods shown in the performance graph below correspond to our calendar year ends prior to our change in fiscal year, our transition period that ended on Aug. 31, 2003, and our subsequent Aug. 31 fiscal year ends. The graph assumes that $100 was invested on Jan. 1, 2002, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.

Because we are involved both in the agricultural products business and in the seeds and genomics business, no published peer group accurately mirrors our portfolio of businesses. Accordingly, we created a peer group index that includes Bayer AG ADR, Dow Chemical Company, DuPont (E.I.) de Nemours and Company, BASF AG and Syngenta AG. The Standard & Poor’s 500 Stock Index and the peer group index are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.

In accordance with the rules of the SEC, the information contained in the Stock Price Performance Graph on this page shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that Monsanto specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONSANTO COMPANY	2007 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended Aug. 31,					Eight Months Ended Aug. 31,		Year Ended Dec. 31,
(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003	2003	2002	2002

Operating Results:
Net sales(1)	$8,563	$7,294	$6,275	$5,423	$4,924	$3,378	$3,129	$4,674
Income from operations	1,418	1,171	778	603	676	483	151	344
Income from continuing operations	922	695	193	266	98	—	48	146
Income (loss) on discontinued operations(2)	71	—	62	1	(18)	(11)	(11)	(17)
Cumulative effect of a change in accounting principle, net of tax benefit(3,4,5)	—	(6)	—	—	(12)	(12)	(1,822)	(1,822)
Net income (loss)	993	689	255	267	68	(23)	(1,785)	(1,693)
Basic Earnings (Loss) per Share(6):
Income from continuing operations	$1.70	$1.29	$0.36	$0.50	$0.19	$—	$0.09	$0.28
Income (loss) on discontinued operations(2)	0.13	—	0.12	—	(0.04)	(0.02)	(0.02)	(0.03)
Cumulative effect of accounting change(3,4,5)	—	(0.01)	—	—	(0.02)	(0.02)	(3.50)	(3.50)
Net income (loss)	1.83	1.28	0.48	0.50	0.13	(0.04)	(3.43)	(3.25)
Diluted Earnings (Loss) per Share(6):
Income from continuing operations	$1.66	$1.26	$0.35	$0.50	$0.19	$—	$0.09	$0.28
Income (loss) on discontinued operations(2)	0.13	—	0.12	—	(0.04)	(0.02)	(0.02)	(0.03)
Cumulative effect of accounting change(3,4,5)	—	(0.01)	—	—	(0.02)	(0.02)	(3.46)	(3.47)
Net income (loss)	1.79	1.25	0.47	0.50	0.13	(0.04)	(3.39)	(3.22)
Financial Position at end of Period:
Total assets	$12,983	$11,728	$10,579	$9,164	$9,536	$9,536	$9,175	$8,949
Working capital(7)	2,009	3,182	2,485	3,037	2,920	2,920	2,804	2,537
Current ratio(7)	1.65:1	2.40:1	2.15:1	2.60:1	2.45:1	2.45:1	2.62:1	2.36:1
Long-term debt	1,150	1,639	1,458	1,075	1,258	1,258	1,148	851
Debt-to-capital ratio(8)	16%	20%	22%	21%	22%	22%	26%	19%
Other Data(6):
Dividends per share	$0.55	$0.40	$0.34	$0.34	$0.25	$0.13	$0.12	$0.24
Stock price per share:
High	$70.88	$47.58	$34.62	$19.25	$13.18	$13.18	$16.65	$16.65
Low	$42.75	$27.80	$17.08	$11.54	$6.78	$6.78	$6.51	$6.51
End of period	$69.74	$47.44	$31.92	$18.30	$12.86	$12.86	$9.19	$9.57
Basic shares outstanding	544.1	540.0	533.6	528.8	523.2	523.3	520.6	521.3
Diluted shares outstanding	555.0	551.6	545.3	538.4	523.7	524.3	526.4	525.2

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results. In July 2003, Monsanto’s board of directors approved a change in the company’s fiscal year end from December 31 to August 31. Accordingly, data presented in this report from Jan. 1, 2003, through Aug. 31, 2003, is otherwise known as the transition period. For all periods except the 12 months ended Aug. 31, 2003, and the eight months ended Aug. 31, 2002, the operating results data, earnings (loss) per share data, and financial position data set forth above are derived from Monsanto Company’s audited consolidated financial statements. For the 12-month period ended Aug. 31, 2003, and the eight-month period ended Aug. 31, 2002, this data is derived from unaudited consolidated financial statements.

MONSANTO COMPANY	2007 FORM 10-K

(1)	In 2005, Monsanto acquired Channel Bio Corp., and the North American canola seed businesses of Advanta Seeds. In 2005, Monsanto completed three acquisitions: Seminis Inc., Stoneville, and NC+ Hybrids Inc. In 2006 and 2007, ASI acquired several regional seed companies. In 2007, Monsanto acquired Delta and Pine Land Company (DPL) and divested the Stoneville® and NexGen® cotton seed brands and related business assets. See Note 4 — Business Combinations for further details of these acquisitions and Note 26 — Discontinued Operations for further details of these divestitures.

(2)	In 2007, we sold the Stoneville and NexGen businesses as part of the U.S. Department of Justice (DOJ) approval for the acquisition of DPL. In 2005, Monsanto sold substantially all of the environmental technologies businesses. In 2004, Monsanto discontinued the plant-made pharmaceuticals program and finalized the sale of assets associated with the company’s European wheat and barley business. Accordingly, these businesses have been presented as discontinued operations in the Statements of Consolidated Operations for all periods presented above. In 2006, Monsanto recorded an additional write-down of $3 million aftertax related to the remaining assets associated with the environmental technologies businesses. See Note 26 — Discontinued Operations for further details of these dispositions.

(3)	In 2002, Monsanto adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of this new accounting standard, Monsanto recognized a transitional goodwill impairment charge of $1.8 billion aftertax effective Jan. 1, 2002.

(4)	In 2003, Monsanto adopted SFAS No. 143, Accounting for Asset Retirement Obligations. In connection with the adoption of this new accounting standard, Monsanto recorded a cumulative effect of accounting change of $12 million aftertax effective Jan. 1, 2003.

(5)	In 2006, Monsanto adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. In connection with the adoption of this new accounting guidance, Monsanto recorded a cumulative effect of accounting change of $6 million aftertax.

(6)	For all periods presented, the share and per share amounts (including stock price) reflect the effect of the two-for-one stock split (in the form of a 100 percent stock dividend) that was completed on July 28, 2006.

(7)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(8)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity. Fluctuations in our debt-to-capital ratio from December 31 to August 31 were affected by the seasonality of our business.

MONSANTO COMPANY	2007 FORM 10-K

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

We manage our business in two segments: Seeds and Genomics, and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, D&PL, Deltapine and Seminis, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity. Approximately 43 percent of our total company sales, 36 percent of our Seeds and Genomics segment sales, and 54 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2007.

In the fourth quarter of 2007, we sold our U.S. Stoneville® and NexGen® cotton seed brands and related business assets (divested cotton businesses) as part of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). In 2005, we sold substantially all of our environmental technologies businesses. As a result, financial data for these businesses have been presented as discontinued operations. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for 2007, 2006 and 2005, the Statements of Consolidated Operations have been conformed to this presentation. The divested cotton businesses were previously reported as part of the Seeds and Genomics segment. The environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Note 26 — Discontinued Operations — for further details.

This MD&A should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part II — Item 8 — Financial Statements and Supplementary Data — of this Report on Form 10-K. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations.

Non-GAAP Financial Measures

MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income (loss), cash flows, financial position, or comprehensive income (loss), as determined in accordance with U.S. GAAP.

EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment and Geographic Data — for a reconciliation of EBIT to net income (loss) for fiscal years 2007, 2006 and 2005.

MONSANTO COMPANY	2007 FORM 10-K

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

Executive Summary

Discontinued Operations — As discussed in Note 26 — Discontinued Operations, in conjunction with the DOJ consent decree, we sold our divested cotton businesses for $317 million during fourth quarter 2007. We recorded income of discontinued operations of $71 million aftertax, or $0.13 per share, primarily related to the gain on the sale of the divested cotton businesses which were part of the Seeds and Genomics segment.

Consolidated Operating Results — Net sales in 2007 increased $1.3 billion from 2006. This improvement was a result of a $1.0 billion increase in sales of global corn seed and traits and increased sales of global Roundup and other glyphosate-based herbicides sales, which were partially offset by a decline in U.S. soybean seed and trait sales and cotton trait sales in Australia and the United States. Net income in 2007 was $1.79 per share, compared with $1.25 per share in 2006.

The following factors affected the two-year comparison:

2007:

•	In 2007, we expensed non-taxdeductible acquired in-process research and development (IPR&D) of $193 million related to acquisitions.

•	We recorded income on discontinued operations of $71 million aftertax, or $0.13 per share, in 2007, primarily related to the gain on the sale of the divested cotton businesses.

•	A tax benefit of $79 million was recorded in 2007 for several discrete tax adjustments. This benefit is primarily the result of audit settlements, including the conclusion of an Internal Revenue Service (IRS) audit, an ex-U.S. audit, and the resolution of various state income tax matters. We also recorded an additional tax benefit of $33 million in 2007 and $15 million in 2006 for the reversal of a portion of our valuation allowance in Argentina.

2006:

•	We adopted SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R) on Sept. 1, 2005. As a result, the 2006 results included incremental after-tax stock-based compensation expense of $32 million, or $0.06 per share. See Note 16 — Stock-Based Compensation Plans — for additional discussion.

•	We recorded a tax charge of $21 million, or $0.04 per share, in the fourth quarter of 2006, in conjunction with our repatriation of $437 million of foreign earnings under the American Jobs Creation Act of 2004.

•	We recorded a charge of $3 million aftertax, or $0.01 per share, in 2006 associated with a write-down to fair value of assets of discontinued businesses held for sale.

•	We recorded a charge of $6 million aftertax, or $0.01 per share, in 2006 for the cumulative effect of a change in accounting principle as a result of adopting FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).

Financial Condition, Liquidity, and Capital Resources — In 2007, net cash provided by operating activities was $1,854 million, compared with $1,674 million in 2006. Net cash required by investing activities was $1,911 million in 2007, compared with $625 million in 2006. As a result, our free cash flow, as defined in the “Overview — Non-GAAP Financial Measures” section of MD&A, was a use of cash of $57 million in 2007, compared with a source of cash of $1,049 million in 2006. We

MONSANTO COMPANY	2007 FORM 10-K

used cash for acquisitions of businesses of $1,679 million in 2007, compared with $258 million in 2006. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.

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

Roundup herbicides remain the market leader. We have increased our average selling prices and experienced increased demand in recent years. We are implementing strategies to meet the future demand for Roundup. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally. Our selective acetochlor herbicide products face increasing competitive pressures and a declining market, in part because of the rapid penetration of Roundup Ready corn in the United States.

We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (defined in Note 21), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. In 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia’s bankruptcy. As of Aug. 31, 2007, the remaining Solutia-related reserve was $182 million. We believe that the reserve represents the discounted cost that we expect to incur in connection with these litigation and environmental matters. However, our actual costs may differ materially from this estimate. In addition, the reserve may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or other recoveries that we might receive. We also continue to incur legal and other expenses associated with the bankruptcy proceedings. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve or other of Solutia’s Assumed Liabilities or Solutia-related expenses is uncertain until the outcome of all matters in the Chapter 11 proceeding are resolved. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 21. See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” above and Part I — Item 1A — Risk Factors of this Form 10-K.

MONSANTO COMPANY	2007 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,
				% Change
				2007 vs.	2006 vs.
(Dollars in millions, except per share amounts)	2007	2006	2005	2006	2005

Net Sales	$8,563	$7,294	$6,275	17%	16%
Gross Profit	4,286	3,519	2,995	22%	17%
Operating Expenses:
Selling, general and administrative expenses	1,895	1,638	1,404	16%	17%
Research and development expenses	780	710	583	10%	22%
Acquired in-process research and development (see Note 4)	193	—	230	NM	NM

Total Operating Expenses	2,868	2,348	2,217	22%	6%

Income from Operations	1,418	1,171	778	21%	51%
Interest expense	139	134	115	4%	17%
Interest income	(122)	(55)	(40)	122%	38%
Solutia-related expenses (see Note 21)	40	29	309	38%	(91)%
Other expense — net	25	14	79	79%	(82)%

Income from Continuing Operations Before Income Taxes and Minority Interest	1,336	1,049	315	27%	233%
Income tax provision	402	337	104	19%	224%
Minority interest expense	12	17	18	(29)%	(6)%

Income from Continuing Operations	922	695	193	33%	260%
Discontinued Operations (see Note 26):
Income (loss) from operations of discontinued businesses	43	1	(25)	NM	NM
Income tax provision (benefit)	(28)	1	(87)	NM	NM

Income on Discontinued Operations	71	—	62	NM	NM

Income Before Cumulative Effect of Accounting Change	993	695	255	43%	173%
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit (see Note 2)	—	(6)	—	NM	NM

Net Income	$993	$689	$255	44%	170%

Diluted Earnings per Share:
Income from continuing operations	$1.66	$1.26	$0.35	32%	260%
Income on discontinued operations	0.13	—	0.12	NM	NM
Cumulative effect of accounting change	—	(0.01)	—	NM	NM

Net Income	$1.79	$1.25	$0.47	43%	166%

NM = Not Meaningful

Effective Tax Rate (continuing operations)	30%	32%	33%

Comparison as a Percent of Net Sales:
Gross profit	50%	48%	48%
Selling, general and administrative expenses	22%	22%	22%
Research and development expenses (excluding acquired IPR&D)	9%	10%	9%
Total operating expenses	33%	32%	35%
Income from continuing operations before income taxes and minority interest expense	16%	14%	5%
Net income	12%	9%	4%

Overview of Financial Performance (2007 compared with 2006)

The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2007 with fiscal year 2006.

MONSANTO COMPANY	2007 FORM 10-K

Net sales increased 17 percent in 2007 from 2006. Our Seeds and Genomics segment net sales improved 25 percent, and our Agricultural Productivity segment net sales improved 9 percent. The following table presents the percentage changes in 2007 worldwide net sales by segment compared with net sales in 2006, including the effect that volume, price, currency and acquisitions had on these percentage changes:

	2007 Percentage Change in Net Sales vs. 2006
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	16%	3%	2%	21%	4%	25%
Agricultural Productivity Segment	6%	—	3%	9%	—	9%
Total Monsanto Company	11%	2%	2%	15%	2%	17%

(1)	See Note 4 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2007 and 2006. In this presentation, acquisitions are segregated for one year from the acquisition date.

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

Gross profit increased 22 percent, or $767 million. Total company gross profit as a percent of net sales increased 2 percentage points to 50 percent in 2007, driven by the increase in higher margin traits, particularly in U.S. corn, and an increase in the average selling price of Roundup and other glyphosate-based herbicides. Gross profit as a percent of sales for the Seeds and Genomics Segment remained at 61 percent. Gross profit as a percent of sales for the Agriculture Productivity segment increased 2 percentage points to 35 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.

Operating expenses increased 22 percent, or $520 million, in 2007 from 2006, primarily because of the $193 million acquired IPR&D charge in 2007. Selling, general and administrative (SG&A) expenses increased 16 percent, and R&D expenses increased 10 percent, primarily because of the Seeds and Genomics business growth and acquisitions in the United States and the increase in our investment in our product pipeline. Also, SG&A expenses increased because of higher charitable contribution expense in 2007 related to the donation of $18 million of equity securities. As a percent of net sales, SG&A expenses remained at 22, and R&D expenses decreased 1 point to 9 in 2007.

Interest expense increased 4 percent, or $5 million, in fiscal year 2007 from 2006. The increased expense was primarily from higher average commercial paper borrowings outstanding during 2007.

Interest income increased 122 percent, or $67 million, in 2007 because of interest earned on higher cash balances in Brazil and the United States and interest earned on past-due trade receivables in Brazil.

We recorded Solutia-related expenses of $40 million in 2007 and $29 million in 2006. See Note 21 — Commitments and Contingencies — for further details.

Income tax provision for 2007 increased to $402 million. The effective tax rate on continuing operations was 30 percent, a decrease of 2 percentage points from 2006. This difference was primarily the result of the following items:

•	A tax benefit of $79 million was recorded in 2007 for several discrete tax adjustments. This benefit is primarily the result of audit settlements, including the conclusion of an IRS audit for tax years 2003 and 2004, an ex-U.S. audit, the resolution of various state income tax matters and, to a lesser extent, a benefit related to the retroactive extension of the R&D tax credit that was enacted as part of the Tax Relief and Health Care Act of 2006 on Dec. 20, 2006. We also recorded an additional tax benefit of $33 million in 2007 and $15 million in 2006 for the reversal of a portion of our valuation allowance in Argentina.

•	Nondeductible acquired IPR&D charges of $193 million were recorded in 2007.

•	A tax charge of $21 million was recorded in 2006, in conjunction with the repatriation of $437 million of foreign earnings under the American Jobs Creation Act of 2004 (see discussion in Note 10 — Income Taxes).

MONSANTO COMPANY	2007 FORM 10-K

•	A tax benefit of $32 million was recorded in 2006 as a result of the conclusion of an audit of Pharmacia for tax years 2000 to 2002 (when we were a member of Pharmacia’s consolidated group) by the IRS and, to a lesser extent, favorable adjustments related to various state income tax issues.

Without these items, our effective tax rate for 2007 would have been lower than the 2006 rate, primarily driven by a full-year benefit of the R&D tax credit in 2007 and a shift in our earnings mix to lower tax-rate jurisdictions.

The factors noted above explain the change in income from continuing operations. In 2007, we recorded income on discontinued operations of $71 million. As discussed in Note 26 — Discontinued Operations, in conjunction with the DOJ consent decree received in 2007, we agreed to sell our divested cotton businesses, which were part of the Seeds and Genomics segment. We completed our acquisition of DPL and sold our divested cotton businesses during the fourth quarter of 2007 for $317 million. We also divested certain cotton germplasm that was acquired from DPL’s cotton breeding program, as required by the consent decree. We have retained certain rights to this germplasm. The buyers of these assets are licensed to use our traits in their brands prospectively under a royalty bearing agreement. We realized a pre-tax gain of $46 million, and a tax benefit of $27 million, in 2007 related to these divestitures. The tax benefit was driven by a higher tax basis in the businesses sold, compared with the book basis.

Overview of Financial Performance (2006 compared with 2005)

The following section discusses the significant components of our results of operations that affected the comparison of 2006 with 2005.

Net sales increased 16 percent in 2006 from 2005. Our Seeds and Genomics segment net sales improved 23 percent, and our Agricultural Productivity segment net sales improved 9 percent. The following table presents the percentage changes in 2006 worldwide net sales by segment compared with net sales in 2005, including the effect that volume, price, currency and acquisitions had on these percentage changes:

	2006 Percentage Change in Net Sales vs. 2005
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	10%	—	—	10%	13%	23%
Agricultural Productivity Segment	5%	3%	1%	9%	—	9%
Total Monsanto Company	6%	2%	1%	9%	7%	16%

(1)	See Note 4 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2007 and 2006. In this presentation, acquisitions are segregated for one year from the acquisition date.

For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections of MD&A.

Gross profit increased 17 percent, or $524 million. Total company gross profit as a percent of net sales remained at 48 percent in 2006. Gross profit as a percent of sales for the Seeds and Genomics Segment remained at 61 percent. Gross profit as a percent of sales for the Agriculture Productivity segment declined 1 percentage point, to 33 percent in 2006. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.

Operating expenses increased 6 percent, or $131 million, in 2006 from 2005 because our increases more than offset the $230 million acquired IPR&D charge in 2005. SG&A expenses increased 17 percent, and R&D expenses increased 22 percent, primarily because of expenses of the businesses we acquired in 2006, higher staffing levels, and stock-based compensation. In accordance with SFAS 123R, we recorded an incremental $34 million in SG&A expenses and an incremental $12 million in R&D expenses for stock-based compensation (see Note 16 — Stock-Based Compensation Plans). As a percent of net sales, SG&A expenses remained at 22 percent, and R&D expenses increased 1 percentage point to 10 percent in 2006.

Interest expense increased 17 percent, or $19 million, in 2006 from 2005. The increased expense was primarily from the July 2005 $400 million long-term debt issuance. There was a full year of interest expense in 2006 on the July 2005 debt issuance compared with less than two months in 2005. We also incurred additional interest expense for a $251 million three-year term bank loan completed in July 2006.

MONSANTO COMPANY	2007 FORM 10-K

Interest income increased 38 percent, or $15 million, in 2006 because of interest earned on higher cash balances in Brazil and Europe.

We recorded Solutia-related expenses of $29 million in 2006 and $309 million in 2005. In the first quarter 2005, we recorded a Solutia-related charge of $284 million pretax in anticipation of certain litigation and environmental liabilities reverting to Pharmacia, and by extension, to Monsanto. This charge was based on the best estimates by our management with input from our legal and other outside advisors. We believe that this charge represented the estimated discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, actual costs to the company may be materially different from this estimate. See Note 21 — Commitments and Contingencies — for further details.

Other expense — net decreased $65 million, to $14 million in 2006. In first quarter 2005, we established a $15 million reserve for litigation related to our lawn-and-garden business, which was paid out in second quarter 2005. Net foreign-currency transaction losses decreased $15 million, to $9 million.

Income tax provision for fiscal year 2006 increased to $337 million. The effective tax rate was 32 percent, a decrease of 1 percentage point from fiscal year 2005. This difference was primarily the result of the following items:

•	A tax charge of $21 million was recorded in 2006, in conjunction with the repatriation of $437 million of foreign earnings under the American Jobs Creation Act of 2004 (see discussion in Note 10 — Income Taxes).

•	A tax benefit of $32 million was recorded in 2006 as a result of the conclusion of an audit of Pharmacia for tax years 2000 to 2002 (when we were a member of Pharmacia’s consolidated group) by the IRS and, to a lesser extent, favorable adjustments related to various state income tax issues.

•	The effective tax rate for 2005 was affected by the $284 million Solutia-related charge ($175 million aftertax).

•	Nondeductible acquired IPR&D charges of $230 million were recorded in 2005.

•	A tax benefit of $20 million was recorded in continuing operations in 2005 as a result of the loss incurred on the European wheat and barley business (see the discontinued operations discussion in this section and Note 10 — Income Taxes).

•	A favorable adjustment was recorded in 2005 resulting from the conclusion of an audit of Monsanto’s export subsidiary by the IRS for tax years 2000-2001.

Without these items, our effective tax rate for 2006 would have been higher than the 2005 rate, primarily driven by a shift in our earnings mix to higher tax-rate jurisdictions.

The factors noted above explain the change in income from continuing operations. In 2005, we recorded income on discontinued operations of $62 million. As discussed in the 2007 overview above, the results of our divested cotton businesses have been presented as discontinued operations. As discussed in Note 10, the sale of the European wheat and barley business in fiscal year 2004 generated a tax loss deductible in either the United Kingdom or the United States. As of Aug. 31, 2004, a deferred tax asset had not been recorded for the tax loss incurred in the United States because of the existence of a number of uncertainties. These uncertainties diminished with the enactment of the American Jobs Creation Act of 2004 (AJCA) on Oct. 22, 2004. As a result, Monsanto recorded a deferred tax benefit of $106 million, or $0.20 per share, in 2005. Of this tax benefit, $20 million was recorded in continuing operations, and the remaining $86 million was recorded in discontinued operations. The tax benefit of $20 million recorded in continuing operations was related to the $69 million goodwill impairment related to our global wheat business recorded in continuing operations in 2004. Since the goodwill impairment was recorded in continuing operations, the related tax benefit was also recorded in continuing operations. The tax benefit of $86 million recorded in discontinued operations was primarily related to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. The recognition of this tax benefit in the United States effectively precludes us from claiming any U.K. benefit for the U.K. tax loss. Accordingly, the U.K. deferred tax asset of $71 million, which had a full valuation allowance against it, was written off during first quarter 2005. Also, in August 2006, we recorded an after-tax charge of $3 million to adjust the carrying amount of a miscellaneous receivable of the environmental technologies businesses.

MONSANTO COMPANY	2007 FORM 10-K

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net Sales
Corn seed and traits	$2,807	$1,793	$1,494	57%	20%
Soybean seed and traits	901	960	889	(6)%	8%
Cotton seed and traits	319	376	335	(15)%	12%
Vegetable and fruit seed	612	569	226	8%	152%
All other crops seeds and traits	325	280	289	16%	(3)%

Total Net Sales	$4,964	$3,978	$3,233	25%	23%

Gross Profit
Corn seed and traits	$1,721	$1,019	$825	69%	24%
Soybean seed and traits	588	667	613	(12)%	9%
Cotton seed and traits	267	305	281	(12)%	9%
Vegetable and fruit seed	267	296	113	(10)%	162%
All other crops seeds and traits	171	146	141	17%	4%

Total Gross Profit	$3,014	$2,433	$1,973	24%	23%

EBIT(1)	$905	$794	$374	14%	112%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance for Fiscal Year 2007

Net sales of corn seed and traits increased 57 percent, or $1,014 million, in the 12-month comparison. In 2007, our U.S. corn seed and traits sales volume and sales mix improved because of stronger customer demand, increased trait penetration, growth in stacked traits, and additional acres in 2007, compared with 2006. Our U.S. national branded corn business increased to 23 share points in 2007, a 4 percentage point improvement compared with 2006 results. Net sales of U.S. corn seed and traits also increased because of incremental revenues from the recently acquired American Seeds Inc. (ASI) subsidiaries, which were not part of the company’s operations in 2006. Further, net sales of corn seed in Europe, Argentina and Brazil also increased because of growth in sales volumes related to stronger customer demand.

Soybean seed and traits net sales decreased 6 percent, or $59 million, in 2007. This sales decrease was driven by a decrease in sales volumes of U.S. soybean seed and traits because fewer soybean acres were planted. This decrease was partially offset by the incremental soybean seed and traits revenue from the recently acquired ASI subsidiaries, which were not part of the company’s operations in 2006. Further, this decrease was partially offset by the increase in net sales of soybean traits in Brazil, primarily resulting from a volume increase in the grain-based payment system related to saved and replanted Roundup Ready soybeans.

Cotton seed and traits net sales decreased 15 percent, or $57 million, in 2007. This sales decrease was driven by lower cotton trait sales volumes in Australia resulting from a decline in cotton acres. Planted cotton acres declined 54 percent there in the 12-month comparison because of a severe drought in certain parts of Australia in first quarter 2007. In addition, there was a decline in net sales of cotton seed and traits related to the decline in cotton acres in the United States.

In 2007, vegetable and fruit seed net sales increased 8 percent, or $43 million, in the 12-month comparison because of higher average net selling prices and the favorable effect of the exchange rate of the European euro.

All other crops seeds and traits net sales increased 16 percent, or $45 million, in 2007, primarily because of higher canola seed volumes driven by stronger customer demand in Europe and higher canola trait volumes driven by an increase in acres planted to canola in Canada.

Gross profit as a percent of sales for this segment remained at 61 percent. The positive factor of increased penetration of higher margin traits, particularly in U.S. corn, was offset by declines in the gross profit percentage in vegetable and fruit seed and soybean seed and traits. Vegetable and fruit seed gross profit percentage decreased in 2007 primarily because of certain charges to cost of goods sold for write downs of inventory to the lower of cost or market. The decrease in vegetable and fruit seeds gross profit as a percent of sales was partially offset by the effect on cost of goods sold associated with the inventory step-up for the Seminis acquisition, which was $5 million in 2007 and $50 million in 2006. Soybean seed and trait gross

MONSANTO COMPANY	2007 FORM 10-K

profit percentage decreased in the 12-month comparison, primarily because of the unfavorable impact of higher soybean commodity prices and lower soybean volumes on our cost of production.

EBIT for the Seeds and Genomics segment increased $111 million to $905 million in 2007. The acquired IPR&D write-offs that resulted from the DPL and Western Seed acquisitions negatively affected EBIT by $193 million in 2007. In the 12-month comparison, incremental SG&A and R&D expenses related to the growth of the business and the 2007 acquisitions partially offset the gross profit improvement.

Seeds and Genomics Financial Performance for Fiscal Year 2006

Net sales of corn seed and traits increased 20 percent, or $299 million, in 2006, primarily because of an increase in sales of U.S. corn seed and traits. In 2006, our U.S. branded corn seed and traits sales volume and sales mix improved because of stronger customer demand. Our U.S. national branded corn business increased to 19 share points in 2006, a 3 percentage point improvement over 2005 results. Increased trait penetration and growth in stacked traits also favorably affected our licensed and ASI channels in the United States. Net sales of U.S. corn seed and traits increased because of incremental revenues from the recently acquired ASI subsidiaries, which were not part of the company’s operations in 2005.

Soybean seed and traits net sales increased 8 percent, or $71 million, in 2006. This sales increase was driven by an increase in the average net selling price of Roundup Ready soybean traits in the United States, stemming from lower sales discounts. Net sales of U.S. soybean seed and traits improved because of revenues from the recently acquired ASI subsidiaries, which were not part of the company’s operations in 2005. Further, net sales of soybean traits increased in Brazil because of a volume increase in the grain-based payment system related to saved and replanted Roundup Ready soybeans.

In 2006, vegetable and fruit seed net sales increased $343 million because of our March 2005 acquisition of Seminis. The full-year results of Seminis are included in 2006. We owned Seminis for approximately five months in 2005.

Cotton seed and traits net sales increased 12 percent, or $41 million, in 2006, primarily because of higher cotton trait volume in the United States, stemming from an improved product mix consisting of more stacked traits and from an increase in total cotton acres. Somewhat offsetting these increases in the United States was an increase in sales discounts stemming from the drought in Texas. Other contributing factors to this net sales increase were higher cotton trait sales in Australia because of increased cotton trait penetration and an improvement in our cotton sales mix to include a higher percentage of the Bollgard II with Roundup Ready cotton stacked offering.

Gross profit as a percent of sales for this segment remained at 61 percent. The positive factor of increased penetration of higher margin traits, particularly in U.S. corn, was partially offset by the effect on cost of goods sold associated with the inventory step-up for the Seminis acquisition, which was $50 million in 2006 and $19 million in 2005. EBIT for the Seeds and Genomics segment increased $420 million, to $794 million in 2006. The IPR&D write offs that resulted from the 2005 acquisitions negatively affected EBIT by $230 million in 2005. In the 12-month comparison, incremental SG&A and R&D expenses related to the 2005 and 2006 acquisitions partially offset the gross profit improvement.

MONSANTO COMPANY	2007 FORM 10-K

AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net Sales
Roundup and other glyphosate-based herbicides	$2,568	$2,262	$2,049	14%	10%
All other agricultural productivity products	1,031	1,054	993	(2)%	6%

Total Net Sales	$3,599	$3,316	$3,042	9%	9%

Gross Profit
Roundup and other glyphosate-based herbicides	$854	$648	$637	32%	2%
All other agricultural productivity products	418	438	385	(5)%	14%

Total Gross Profit	$1,272	$1,086	$1,022	17%	6%

EBIT(1)	$471	$301	$(27)	56%	NM

NM	=	Not Meaningful

(1)		EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance for Fiscal Year 2007

Net sales of Roundup and other glyphosate-based herbicides increased 14 percent, or $306 million, in 2007. In the 12-month comparison, sales of Roundup and other glyphosate-based herbicides increased globally, especially in Brazil, Europe and the United States. Sales volumes of Roundup and other glyphosate-based herbicides increased 6 percent in 2007 from 2006. The average net selling price remained relatively flat in the United States, but it increased moderately in most other regions.

Sales volumes of Roundup and other glyphosate-based herbicides increased in Brazil because of the improvement in the market for Roundup and other glyphosate-based herbicides in Brazil. Key contributors to the increase in the herbicide market there were an improvement in farmer liquidity resulting from higher soybean commodity prices and the increase in acres planted with Roundup Ready soybeans and sugarcane in 2007 over 2006. Further, net sales of Roundup and other glyphosate-based herbicides increased in the 12-month comparison because of the favorable effect of the exchange rate of the Brazilian real and, to a lesser extent, because of higher average net selling prices.

Sales of Roundup and other glyphosate-based herbicides increased in Europe because of the favorable effect of the exchange rate of the European euro. Sales volumes of Roundup and other glyphosate-based herbicides increased in Europe, primarily because of more favorable weather conditions in 2007 than in 2006.

Sales volumes of Roundup and other glyphosate-based herbicides improved in the United States because of an increase in customer demand resulting from an increase in Roundup Ready corn acres.

Gross profit as a percent of sales increased 2 percentage points for the Agricultural Productivity segment to 35 percent in 2007. The primary contributor to this increase was higher average selling prices.

The sales increases discussed in this section resulted in $186 million higher gross profit in 2007. EBIT for the Agricultural Productivity segment increased $170 million, to $471 million in 2007.

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

MONSANTO COMPANY	2007 FORM 10-K

In the 12-month comparison, the Argentine sales volume of Roundup herbicides increased, primarily because of a successful October 2005 launch of the Roundup UltraMax brand and greater acceptance of lower-tiered brands. A change in distribution strategy also contributed to the increase. In Argentina, we previously sold our crop protection products primarily through distributors. In fiscal year 2004, we changed our Argentine distribution strategy to sell directly to growers. Our sales were lower in 2005 than in 2006, primarily because Argentine distributors still had some of our products on hand for sale in 2005.

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

Gross profit as a percent of sales declined 1 percentage point for the Agricultural Productivity segment, to 33 percent in 2006. A key contributor to this decline was higher cost of goods sold for herbicides because of price increases for certain raw materials and energy required for herbicide production. During 2006, we established a reserve for certain value-added tax credits in Brazil, because the realization of these assets was determined to be unlikely. Also, as a percent of net sales, Posilac gross profit declined in the 12-month comparison because of increased cost of goods sold primarily driven by actions implemented to reduce bulk powder production to better manage working capital. A favorable mix and a price increase for our U.S. acetanilide-based herbicides, coupled with a 2005 portfolio rationalization of other selective herbicides in Argentina, offset these factors. EBIT for the Agricultural Productivity segment was $301 million in 2006, compared with a loss of $27 million in the prior year. In 2005, the largest driver of the EBIT loss was the $284 million Solutia-related charge. Other key contributors to the EBIT change were higher sales and gross profit.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions)	2007	2006

Cash and Cash Equivalents	$866	$1,460
Trade Receivables — Net	1,499	1,455
Inventories	1,719	1,688
Other Current Assets(1)	1,000	858

Total Current Assets	$5,084	$5,461

Short-Term Debt	$270	$28
Accounts Payable	649	514
Accrued Liabilities(2)	2,156	1,737

Total Current Liabilities	$3,075	$2,279

Working Capital(3)	$2,009	$3,182
Current Ratio(3)	1.65:1	2.40:1

(1)	Includes miscellaneous receivables, current deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

MONSANTO COMPANY	2007 FORM 10-K

Working capital decreased $1.2 billion between Aug. 31, 2006, and Aug. 31, 2007, primarily because of the following factors:

•	Cash and cash equivalents decreased $594 million. The higher use of cash for acquisitions was the primary driver of this decline. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•	Accrued liabilities and accounts payable increased $419 million and $135 million, respectively, primarily because of higher activity levels in 2007 resulting from the increase in sales and the 2007 acquisitions. In addition, deferred revenue increased related to certain customer prepayments, primarily in Brazil and Argentina.

•	Short-term debt increased $242 million, primarily because $236 million of 4% Senior Notes, due May 15, 2008, was classified as short-term debt as of Aug. 31, 2007.

These working capital decreases were partially offset by the increase in other current assets, receivables and inventory that primarily relate to the increased activity levels in 2007 with the growth of both segments and the 2007 acquisitions.

Backlog: Inventories of finished goods, goods in process, and raw materials and supplies are maintained to meet customer requirements and our scheduled production. As is consistent with the nature of the seed industry, we generally produce in one growing season the seed inventories we expect to sell the following season. In general, we do not manufacture our products against a backlog of firm orders; production is geared to projected demand.

Customer Financing Programs: We refer certain interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. We received $305 million in 2007, $286 million in 2006 and $236 million in 2005 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

As of Aug. 31, 2007, and Aug. 31, 2006, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $301 million and $268 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Aug. 31, 2007, and Aug. 31, 2006, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.

In November 2004, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement as amended in May 2005 qualified for sales treatment under SFAS 140. Proceeds from the transfer of the receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $140 million under subsequent amendments. We received $139 million, $73 million and $22 million of proceeds through these customer financing programs in 2007, 2006 and 2005, respectively. The amount of loans outstanding was $86 million and $64 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $86 million as of Aug. 31, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $3 million and $2 million as of Aug. 31, 2007, and

MONSANTO COMPANY	2007 FORM 10-K

Aug. 31, 2006, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $115 million, $65 million and $73 million of proceeds through these customer financing programs in 2007, 2006 and 2005, respectively. The amount of loans outstanding was $66 million and $47 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $66 million as of Aug. 31, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $2 million and $1 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.

We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $46 million, $49 million and $33 million for 2007, 2006 and 2005, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Aug. 31, 2007 and 2006, respectively. The maximum potential amount of future payments under the recourse provisions of the agreements was $28 million as of Aug. 31, 2007. The outstanding balance of the receivables sold was $28 million and $37 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Net Cash Provided by Operating Activities	$1,854	$1,674	$1,737
Net Cash Required by Investing Activities	(1,911)	(625)	(1,667)

Free Cash Flow(1)	(57)	1,049	70

Net Cash Required by Financing Activities	(583)	(117)	(582)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	46	3	—

Net Increase (Decrease) in Cash and Cash Equivalents	(594)	935	(512)

Cash and Cash Equivalents at Beginning of Period	1,460	525	1,037
Cash and Cash Equivalents at End of Period	$866	$1,460	$525

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section of MD&A for a further discussion).

2007 compared with 2006: In 2007, our free cash flow was a use of cash of $57 million, compared with a source of cash of $1,049 million in 2006. Cash provided by operating activities increased 11 percent, or $180 million, in 2007, primarily because of the increase in earnings. This positive factor was partially offset by an unfavorable change in trade receivables because of the increase in sales activity in 2007 and the significant collections improvement made in 2006.

Cash required by investing activities was $1,911 million in 2007 compared with $625 million in 2006. In 2007, we used cash for acquisitions of businesses of $1,679 million compared with $258 million in 2006.

Cash required by financing activities was $583 million in 2007, compared with $117 million in 2006. The net change in short-term financing required cash of $5 million in 2007 compared with $139 million in 2006. Cash proceeds from long-term debt decreased $248 million in 2007 from 2006. Cash required for long-term debt reductions was $281 million in 2007, compared with $118 million in 2006. The 12-month comparison of changes in long-term debt proceeds and reductions are affected because a $251 million three-year term bank loan was obtained in 2006 and repaid in 2007. We purchased shares under the four-year $800 million share repurchase program authorized by our board of directors in October 2005. Our purchases under this plan required cash of $197 million in 2007, compared with $114 million in 2006.

MONSANTO COMPANY	2007 FORM 10-K

2006 compared with 2005: In 2006, our free cash flow was $1.0 billion, compared with $70 million in 2005. Cash provided by operating activities decreased 4 percent, from $1,737 million in 2005 to $1,674 million in 2006. Trade receivables were a contributor to this decrease because of the significant collections improvement in 2005 and the increase in sales activity in 2006. Cash required by investing activities was $625 million in 2006, compared with $1.7 billion in 2005. In 2006, we used cash for acquisitions of businesses of $258 million, compared with $1.5 billion in 2005. In 2006, we used cash of $125 million for a contingent payment related to the Seminis acquisition. Our capital expenditures increased $89 million in the 12-month comparison, to $370 million, primarily for the expansion of seed production and research facilities for corn and cotton. Cash required for technology and other investments increased $82 million, primarily because of a $100 million animal agriculture upfront royalty payment in the second quarter of 2006.

Cash required by financing activities was $117 million in 2006, compared with $582 million in 2005. The net change in short-term financing required cash of $139 million in 2006, compared with a source of cash of $44 million in 2005. Cash required for long-term debt reductions was $118 million in 2006, compared with $794 million in 2005. The 2005 amount included $495 million to fund the tender offer of the Seminis Senior Subordinated Notes and to retire other Seminis debt after the acquisition closed. Cash proceeds from long-term debt decreased $219 million in 2006 from 2005, primarily because a $251 million three-year term bank loan was secured in July 2006 and $400 million of 5 1/2% Senior Notes due 2035 were issued in July 2005. We purchased shares in 2006 under the four-year $800 million share repurchase program. Our purchases under this plan required cash of $114 million in 2006. In 2005, treasury stock purchases required cash of $234 million under the $500 million share repurchase program, which was completed in July 2005.

Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions)	2007	2006

Short-Term Debt	$270	$28
Long-Term Debt	1,150	1,639
Total Shareowners’ Equity	7,503	6,525
Debt-to-Capital Ratio	16%	20%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the second and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements.

Total debt outstanding decreased by $247 million between Aug. 31, 2006, and Aug. 31, 2007. During 2006, we obtained a $251 million three-year term bank loan in Europe through a private placement. During 2007, we repaid this three-year term bank loan. See Note 11 — Debt and Other Credit Arrangements — for additional information on this debt.

Our August 2007 debt-to-capital ratio was 4 percentage points lower than the August 2006 ratio, primarily because of the increase in shareowners’ equity and the decrease in total debt outstanding.

In connection with the acquisition of DPL, we borrowed $1.5 billion pursuant to the terms of a 15-day term bank loan (Bank Loan), dated June 1, 2007. On June 5, 2007, we repaid the entire principal amount outstanding under the Bank Loan, together with all accrued and unpaid interest thereon. The repayment of the indebtedness outstanding under the Bank Loan was funded through borrowings under our existing commercial paper program. During the fourth quarter of 2007, this commercial paper was repaid with cash from operating activities and the $317 million of proceeds from the sale of our divested cotton businesses on June 19, 2007.

We plan to issue new fixed-rate debt on or before May 1, 2008 to repay $236 million of 4% Senior Notes that are due May 15, 2008, and to finance our expansion of corn seed production facilities. In September 2007, we entered into forward starting interest rate swaps with a total notional amount of $500 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in our benchmark interest rates until the debt is issued.

In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). In August 2002, we issued $800 million in 7 3/8% Senior Notes under the 2002 shelf registration (7 3/8% Senior

MONSANTO COMPANY	2007 FORM 10-K

Notes). As of Aug. 31, 2007, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see the discussion later in this section regarding a debt exchange for $314 million of the 7 3/8% Senior Notes). In May 2003, we issued $250 million of 4% Senior Notes (4% Senior Notes) under the 2002 shelf registration. During 2006, we repurchased $12 million of these 4% Senior Notes. The 4% Senior Notes are due on May 15, 2008.

In May 2005, we filed a new shelf registration with the SEC (2005 shelf registration) that allowed us to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the 2002 shelf registration). In July 2005, we issued 5 1/2% 2035 Senior Notes of $400 million under the 2005 shelf registration. The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. As of Aug. 31, 2007, $1.6 billion remained available under the 2005 shelf registration.

In August 2005, we exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of our outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange. The $53 million premium was included in the cash flows required by financing activities in the Statement of Consolidated Cash Flows. The transaction has been accounted for as an exchange of debt under Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered favorable. In February 2006, we issued $314 million aggregate principal amount of our 5 1/2% Senior Notes due 2025 in exchange for the same principal amount of our 5 1/2% Senior Notes due 2025, which had been issued in the private placement transaction in August 2005. The offering of the notes issued in February was registered under the Securities Act of 1933 through a Form S-4 filing.

During February 2007, we finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaced the $1 billion credit facility established in 2004. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. This facility, which was unused as of Aug. 31, 2007, gives us the financial flexibility to satisfy short- and medium-term funding requirements. As of Aug. 31, 2007, we were in compliance with all debt covenants under this credit facility.

Capital Expenditures: Our capital expenditures increased by 38 percent, or $139 million, to $509 million in 2007, compared with 2006. This increase was primarily for the expansion of corn seed production and seed research facilities. We expect fiscal year 2008 capital expenditures to be in the range of $700 million. The primary driver of this increase compared with 2007 is projects to expand corn seed production facilities.

Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $60 million annually in 2007, 2006 and 2005. In September 2007, we voluntarily contributed $60 million to the U.S. qualified pension plan in order to maintain the future contribution flexibility allowed by regulations. No additional contributions are planned for fiscal year 2008 for the U.S. qualified pension plan. Although the level of required future contributions is unpredictable and depends heavily on plan asset experience and interest rates, we expect to continue to contribute to the plan on a regular basis in the near term.

Share Repurchases: In July 2003, the Executive Committee of the board of directors authorized the purchase of up to $500 million of our common stock over a three-year period. In 2005, we purchased $234 million of our common stock under the $500 million authorization. A total of 25.3 million shares were repurchased under this program. In July 2005, the $500 million repurchase program was completed. In October 2005, the board of directors authorized the purchase of up to $800 million of our common stock over a four-year period. In 2007 and 2006, we purchased $191 million and $120 million, respectively, of our common stock under the $800 million authorization. A total of 6.2 million shares have been repurchased under this program.

MONSANTO COMPANY	2007 FORM 10-K

Dividends: We paid dividends totaling $258 million in 2007, $207 million in 2006 and $174 million in 2005. In August 2007, we increased our dividend 40 percent to $0.175 per share. We continue to review our options for returning additional value to shareowners, including the possibility of a dividend increase.

2008 Acquisition: In September 2007, we acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $90 million, net of cash acquired. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. We consummated the transaction with cash.

2007 Acquisitions: On June 1, 2007, we completed the purchase of all the outstanding stock of DPL for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). The transaction was reviewed by federal and state authorities, including the DOJ pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In order to complete the transaction, we entered into an agreement with the DOJ. See Note 26 — Discontinued Operations — for further discussion of this agreement. After the acquisition of DPL, the legal proceedings related to DPL were terminated. See Note 4 — Business Combinations — for further discussion of this acquisition.

During 2007, our ASI subsidiary acquired 10 regional U.S. seed companies in separate transactions for an aggregate purchase price of $87 million (net of cash acquired), inclusive of transaction costs of $3 million, with potential additional earn-out amounts of up to $6 million. In conjunction with one of these acquisitions, we entered into a five-year global technology license agreement. See Note 8 — Goodwill and Other Intangible Assets — for further discussion of the agreement. Also during 2007, we acquired two European vegetable and fruit seed businesses for $57 million, inclusive of transaction costs of $6 million. Additional contingent purchase price may be payable in the future if certain earnings targets are met. Such amounts are not expected to be material.

For all fiscal year 2007 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions.

2006 Acquisitions: In 2006, ASI acquired 12 regional U.S. seed companies for an aggregate purchase price of $133 million (net of cash acquired), inclusive of transaction costs of $4 million. The financial results of these acquisitions were included in the company’s consolidated financial statements from their respective dates of acquisition. Also, in 2006, we used cash of $125 million for a contingent payment related to the Seminis acquisition. For all fiscal year 2006 acquisitions, the business operations of the acquired entities were included in the Seeds and Genomics segment. See Note 4 — Business Combinations — for the purchase price allocations as of Aug. 31, 2007.

Solutia Contingency: On Feb. 14, 2006, Solutia filed its Plan of Reorganization with the Bankruptcy Court. Among other things, that Plan of Reorganization provided for $250 million of new investment in a reorganized Solutia in the form of a rights offering to certain unsecured creditors, which we had agreed to backstop. However, on Oct. 15, 2007, Solutia filed a revised Plan of Reorganization, which does not include any obligation of Monsanto to backstop the rights offering. The Bankruptcy Court has determined that the Revised Disclosure Statement which accompanies the Revised Plan of Reorganization provides sufficient information for creditors and other parties to vote on, and has scheduled a hearing for confirmation of, the Revised Plan of Reorganization. See Note 21 for further details.

See the “Solutia Contingency” discussion in the preceding section of MD&A. These potential obligations are not included in the following table as they are contingent upon the approval requirements described therein.

MONSANTO COMPANY	2007 FORM 10-K

We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2007. See Note 21 of the consolidated financial statements for a further description of our contractual obligations.

	Payments Due by Fiscal Year Ending Aug. 31,
							2013 and
(Dollars in millions)	Total	2008	2009	2010	2011	2012	beyond

Total Debt	$1,420	$270	$3	$1	$1	$485	$660
Interest Payments Relating to Total Debt(1)	1,124	93	75	75	75	75	731
Operating Lease Obligations	205	91	30	21	15	13	35
Purchase Obligations:
Uncompleted additions to property	293	290	1	1	1	—	—
Commitments to purchase inventories	668	521	36	31	29	23	28
Commitments to purchase breeding research	938	45	45	45	44	44	715
R&D alliances and joint venture obligations	94	27	23	17	17	8	2
Other purchase obligations	92	53	25	12	1	—	1
Other Liabilities	150	71	6	6	6	5	56

Total Contractual Obligations	$4,984	$1,461	$244	$209	$189	$653	$2,228

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2007.

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)

Under the Separation Agreement, we were required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and have sought relief from paying certain liabilities, including Solutia’s Assumed Liabilities. Solutia disclaimed its obligations to defend pending or future litigation relating to Solutia’s Assumed Liabilities and has taken the position that the bankruptcy proceeding prevents it from continuing to perform its environmental obligations, except within the boundaries of its current operations. On an interim basis, we assumed the management and defense of certain of Solutia’s third-party tort litigation and environmental matters. In the process of managing such litigation and environmental liabilities, we determined that it was probable that we would incur some expenses related to such litigation and environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, in first quarter 2005, we recorded a charge in the amount of $284 million based on the best estimates by our management with input from our legal and other outside advisors. As of Aug. 31, 2007, the remaining Solutia-related reserve was $182 million.

We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. However, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Accordingly, our actual costs may be materially different from this estimate. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. See Note 21 under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities, the charge discussed above, and the status of Solutia’s bankruptcy proceeding. Also see Part I — Item 3 — Legal Proceedings and Item 1 — Relationships Among Monsanto Company, Pharmacia Corporation, Pfizer Inc. and Solutia Inc. for further information.

Other Information

As discussed in Note 21 — Commitments and Contingencies and Item 3 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities; this obligation is discussed in Note 21.

Seasonality

Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2007, approximately 71 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2007, with approximately 54 percent of these sales occurring in the second half of the year. Seasonality varies by the world areas where

MONSANTO COMPANY	2007 FORM 10-K

our Agricultural Productivity businesses operate. For example, the United States, Europe and Brazil were the largest contributors to Agricultural Productivity sales in 2007. The United States and Europe experienced most of their sales in the second half of 2007. Brazil had a higher concentration of sales in the first half of 2007.

Net income in 2007 was the highest in second and third quarters, which correlated with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters, depending on planting and growing conditions. Our inventory is at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable are at their lowest levels in our first quarter, primarily because of prepayments received on behalf of both segments in the United States, and the seasonality of our sales.

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

OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. In the Agricultural Productivity segment, our glyphosate business is stable, and our selective chemistry business is expected to decline. As a result, we are striving to expand our seeds and traits business and working to maintain our position in our chemistry business.

We believe that our company is positioned to sustain earnings growth and strong cash flow, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments. We also expect to see increased gross profit as our higher-margin seeds and traits business grows.

We expect to continue to implement locally responsive business strategies for our businesses in each world area. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We have taken steps to reduce our credit exposure in those areas, which has the potential to affect sales negatively in the near term.

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

We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable and fruit portfolio will focus on 25 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable and fruit seed germplasm, and we expect that to lead to growth in that business. We also plan to make strategic acquisitions by our corn, soybean, and cotton businesses and our vegetable and fruit seed business, to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. When we acquired DPL on June 1, 2007, which will provide us a leadership position in the U.S. cotton market, we were required by regulatory authorities to sell our existing branded U.S. cotton business. We expect to see continued competition in seeds and genomics in the near term. We believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.

MONSANTO COMPANY	2007 FORM 10-K

Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2008, we expect that higher-value, stacked-trait products will represent a larger share of our total U.S. corn seed sales than they did in 2007. Acquisitions may also present near-term opportunities to increase penetration of our traits. In particular, we expect that our acquisition of DPL will enable us to accelerate penetration of our second-generation cotton traits. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.

Regulatory approvals have been obtained in the United States and Canada for Roundup RReady2Yield soybeans (RR2Y), our second-generation glyphosate-tolerant soybean product. In addition, regulatory submissions for RR2Y have been filed in at least 10 soybean-importing countries, with notable progress in Japan and other key export markets. Cultivation opportunities were expanded for corn in South America with Argentina’s regulatory approvals for YieldGard Corn Borer stacked with Roundup Ready 2 Corn.

During 2007, we and BASF announced a long-term joint research and development and commercialization collaboration in plant biotechnology that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton and canola.

Our international traits businesses, in particular, will probably continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic environments. Although we see growth potential in our India cotton business with the ongoing conversion to new hybrids and Bollgard II, this business is currently operating under state governmental pricing directives that we believe limit near-term earnings growth.

In Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system to ensure that we capture value on all Monsanto Roundup Ready soybeans and Bollgard cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. However, full regulatory system approval of additional traits must be realized for us to see a step change in contributions from seeds and traits. The agricultural economy in Brazil is benefiting from strong global commodity prices, particularly for soybeans. Although farmer liquidity has improved from last year, we continue to monitor our credit policy, expand our grain-based collection system, and increase cash sales, as part of a continuous effort to manage our Brazilian risk against possible market and foreign exchange volatility.

It is likely that rulings of patent infringement from several ongoing court cases in Europe will be required before we can expect to capture value from our Roundup Ready soybeans grown in Argentina. One Spanish case and a U.K. case have had adverse early results and will be appealed. Additional cases are expected to provide rulings in the next several quarters. We are continuing to discuss alternative arrangements with various stakeholders. However, we have no certainty that any of these discussions will lead to an income producing outcome in the near term. We do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we would be compensated for the technology.

Agricultural Productivity

We believe our Roundup herbicide business will continue to generate a sustainable source of cash and gross profit. Pricing of generic formulations of glyphosate herbicides has increased during 2007. The generic pricing can be somewhat unstable during the short-term, but we believe both the short- and long-term trends will be favorable. We have experienced increased demand in recent years, and we are implementing strategies to meet the future demands for Roundup, as well as for our licensed glyphosate. To sustain the cash and income generation of our Roundup business, we will continue to actively manage our inventory and other costs and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to increase prices. Further expansion of crops with our Roundup Ready traits may also incrementally increase sales of our Roundup products.

Like most other selective herbicides, our selective acetochlor herbicide products face increasing competitive pressures and a declining market, in part because of the rapid penetration of Roundup Ready corn in the United States. We will continue to seek ways to optimize our selective herbicides business, as we believe it is important to offer fully integrated crop-protection solutions, particularly in Roundup Ready corn. We anticipate a continued decline in this business in the near term, but the

MONSANTO COMPANY	2007 FORM 10-K

gross profit from the Roundup Ready traits and from the Roundup herbicides used on these acres is significantly higher than the gross profit from the lost selective herbicide sales.

We expect that our lawn-and-garden herbicide products will remain a strong cash generator and support our Roundup brand equity in the marketplace. However, we anticipate continued competition from generic and private-label products and, as a result, cost pressures from major retailers.

During 2008, our Posilac business will continue to reduce bulk powder inventory. Sandoz GmbH, which manufactures the active ingredient and the finished dose formulation for Posilac, has notified us of its intention to terminate its agreement with us, effective Dec. 31, 2008. We do not expect the termination to have a significant effect on our supplies because in 2006 we received FDA approval for the Augusta, Georgia facility for finished formulation and packaging of Posilac. We believe some processor requests for “r-BST-free” milk will limit our future sales.

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

Goodwill: The majority of our goodwill relates to our seed company acquisitions. We are required to assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent component parts of our business. Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. The annual goodwill impairment tests were performed as of March 1, 2007, and March 1, 2006. No indications of goodwill impairment existed as of either date. In 2007 and 2006, we recorded goodwill related to our acquisitions (see Note 4 — Business Combinations). Future declines in the fair value of our reporting units could result in an impairment of goodwill and reduce shareowners’ equity.

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

MONSANTO COMPANY	2007 FORM 10-K

In the process of managing certain litigation and environmental liabilities related to Solutia, and through our involvement in Solutia’s bankruptcy process, we determined that it was probable that we would incur some expenses related to Solutia’s third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, we determined that it was appropriate to establish a reserve for such expenses based on the best estimates by our management with input from our legal and other outside advisors. Accordingly, a charge in the amount of $284 million was recorded in first quarter fiscal 2005. As of Aug. 31, 2007, the remaining Solutia-related reserve is $182 million. We believe that this reserve represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters. We expect to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. Actual costs to us may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in this reserve may arise or become probable and reasonably estimable in the future, and we may also manage, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and us, if Solutia refuses to do so. This reserve may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements, any recoveries we might receive through the bankruptcy process, or any recoveries we might receive through the contribution actions that we are pursuing on Pharmacia’s behalf. See Note 21 — Commitments and Contingencies and the section captioned Financial Condition, Liquidity, and Capital Resources —“Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)” of MD&A for additional information on Solutia’s Assumed Liabilities and the Solutia-related reserve.

Pensions and Other Postretirement Benefits: The actuarial valuations of our pension and other postretirement benefit costs, assets and obligations affect our financial position, results of operations and cash flows. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others: assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, health care cost trends, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions (caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, for example) could have a material effect on our pension obligations and expenses, and can affect our net income (loss), intangible assets, liabilities, and shareowners’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our qualified pension plan. Because of the design of our postretirement health care plans, our liabilities associated with these plans are not highly sensitive to assumptions regarding health care cost trends.

In fiscal years 2007, 2006 and 2005, we recorded a $79 million decrease, a $148 million decrease, and a $20 million increase, respectively, to adjust the additional minimum pension liability in our financial statements. These adjustments were necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plan. These noncash adjustments to adjust the additional minimum pension liability affected shareowners’ equity, but did not affect our results of operations. In addition, in 2007, we adopted SFAS 158 and recognized the under funded status which resulted in a pre-tax charge of $72 million to accumulated other comprehensive income.

Fiscal year 2008 pension expense, which will be determined using assumptions as of Aug. 31, 2007, is expected to increase compared with fiscal year 2007 because we decreased our expected rate of return on assets assumption as of Aug. 31, 2007, to 8.25 percent. This assumption was 8.5 percent in 2007, and 8.75 percent in both 2006 and 2005. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2007, was approximately 67 percent equity securities, 28 percent debt securities and 5 percent other investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. While we do not currently expect to further reduce the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower our fiscal year 2008 pretax income by approximately $7 million.

Our discount rate assumption for the 2008 pension expense is 6.05 percent. This assumption was 5.9 percent, 5.0 percent and 5.8 percent in 2007, 2006 and 2005, respectively. In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a half-percent decrease in the discount rate will decrease our fiscal year 2008 pretax income by approximately $4 million. Our salary rate assumption as of Aug. 31, 2007, was approximately 6 percent for the next two years and then 4 percent prospectively on all plans. Holding all other

MONSANTO COMPANY	2007 FORM 10-K

assumptions constant, we estimate that a half-percent increase in the salary rate assumption would decrease our fiscal year 2008 pretax income $2 million.

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

As of Aug. 31, 2007, management has recorded a deferred tax asset of $413 million in Brazil primarily related to net tax operating loss carryforwards (NOLs) that have no expiration date. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil.

As of Aug. 31, 2005, management had recorded a valuation allowance of $103 million in Argentina related to NOLs. Monsanto Argentina generated taxable income in its 2006 tax year (calendar 2006). Management is also projecting taxable income for the current tax year (calendar 2007) and, accordingly, reversed $33 million and $15 million of the valuation allowance as a favorable adjustment to our 2007 and 2006 tax provision, respectively. Also, during 2007 and 2006, the valuation allowance changed slightly because of foreign currency fluctuations. As of Aug. 31, 2007, we have a valuation allowance of $43 million related to the remaining NOLs which expire from 2008 to 2010. A valuation allowance is still necessary based on the recent history of losses through 2005, the uncertainty of capturing value from our technology, and also the limited tax carryforward period of five years. We are taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in our control. We also concluded that it is more likely than not that we will realize our deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

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

Stock-Based Compensation: On Sept. 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS 123R using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the years ended Aug. 31, 2007, and Aug. 31, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Pre-tax stock-based compensation expense recognized under SFAS 123R was $73 million and $63 million in 2007 and 2006, respectively (including $16 million and $13 million in 2007 and 2006, respectively, related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R).

MONSANTO COMPANY	2007 FORM 10-K

Upon adoption of SFAS 123R, we began estimating the value of employee stock options on the date of grant using a lattice-binomial model. Prior to adoption of SFAS 123R, the value of employee stock options was estimated on the date of grant using the Black-Scholes model, for the disclosures of pro forma financial information required under SFAS 123. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $61 million as of Aug. 31, 2007, which will be recognized over weighted-average periods of two to three years. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during 2007 was $13.63 per share, using the lattice-binomial model. We based our estimate of future volatility on a combination of historical volatility on our stock and implied volatility on publicly traded options on our stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. See Note 16 — Stock-Based Compensation Plans— for pro forma disclosure of stock-based compensation expense for 2005.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained deficit. We currently estimate the cumulative effect adjustment of the adoption of FIN 48 to be a charge of $25 million to $35 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. We do not believe the adoption of SFAS 156 will have a material impact on the consolidated financial statements.

MONSANTO COMPANY	2007 FORM 10-K

Significant Accounting Guidance Adopted in 2007:

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158). As required, we adopted this statement effective Aug. 31, 2007. The initial recognition of the underfunded status resulted in a pre-tax charge of $72 million ($44 million after tax) to accumulated other comprehensive loss. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the Consolidated Statement of Financial Position as of Aug. 31, 2007:

	Year Ended Aug. 31, 2007
	Before Adoption of SFAS	Increase/(Decrease)	After Adoption of SFAS
(Dollars in millions)	158	Required by SFAS 158	158

Other Intangible Assets — Net	$1,427	$(12)	$1,415
Noncurrent Deferred Tax Assets	700	30	730
Other Assets	477	(4)	473
Miscellaneous Short-term Accruals	689	9	698
Postretirement Liabilities	496	46	542
Other Liabilities	591	3	594
Accumulated Other Comprehensive Loss	(333)	(44)	(377)

The pre-tax components of the amount recognized in accumulated other comprehensive loss at Aug. 31, 2007, follow:

	Pension Plans		Postretirement
(Dollars in millions)	U.S.	Outside the U.S.	Plans

Net loss (gain)	$325	$13	$(3)
Prior service cost (credit)	11	(2)	(7)

Total	$336	$11	$(10)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $37 million and $3 million, respectively. The estimated net gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1 million and $1 million, respectively.

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

See Notes 2 and 12 to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.

The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2007, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity prices. Actual changes may prove to be greater or less than those hypothesized.

Changes in Interest Rates: Because the company’s short- and long-term debt exceeds cash and investments, Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. The majority of our debt as of Aug. 31, 2007, consisted of fixed-rate long-term obligations.

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

MONSANTO COMPANY	2007 FORM 10-K

than 360 days and the carrying amounts of variable-rate medium-term notes approximate their respective fair values, a 1 percentage point change in the interest rates would not result in a material change in the fair value of our debt and investments portfolio.

On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. In August 2005, the company exchanged $314 million of new 5 1/2% Senior Notes due 2025 for $314 million of the company’s outstanding 7 3/8% Senior Notes. As of Aug. 31, 2007, the fair value of the 7 3/8% Senior Notes was $530 million, and the fair value of the 5 1/2% 2025 Senior Notes was $294 million. A 1 percentage point change in the interest rates would change the fair value of the remaining 7 3/8% Senior Notes by approximately $23 million, and the fair value of the 5 1/2% 2025 Senior Notes by $35 million.

In May 2003, Monsanto issued $250 million of 4% Senior Notes. The interest rate on the 4% Senior Notes was subsequently swapped to six-month London Interbank Offered Rate (LIBOR), plus a spread of 39 basis points. During 2006, we bought back $12 million of these 4% Senior Notes. As of Aug. 31, 2007, the fair value of the 4% Senior Notes (including the effect of the swap) was $236 million. A 1 percentage point change in the interest rates would change the fair value of the 4% Senior Notes by $2 million.

In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes due 2035. As of Aug. 31, 2007, the fair value of the 5 1/2% 2035 Senior Notes was $364 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/2% 2035 Senior Notes by $55 million.

Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign-currency forward exchange contracts and foreign-currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the euro, the Canadian dollar, the Brazilian real, the Australian dollar, and the Mexican peso. Unfavorable currency movements of 10 percent would negatively affect the fair market values of the derivatives held to hedge currency exposures by $104 million.

Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases and uses options contracts to limit the unfavorable effect that price changes could have on these purchases. The company’s futures and options contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. A 10 percent decrease in the prices would have a negative effect on the fair value of these instruments of $17 million. We also use natural gas, crude oil and heating oil swaps and heating oil options to manage energy input costs. A 10 percent decrease in price of gas, crude oil and heating oil would have a negative effect on the fair value of these instruments of $10 million.

MONSANTO COMPANY	2007 FORM 10-K

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

Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2007.

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

/s/ Hugh Grant

Hugh Grant
Chairman, President and Chief Executive Officer

/s/ Terrell K. Crews

Terrell K. Crews
Executive Vice President and Chief Financial Officer

Oct. 25, 2007

MONSANTO COMPANY	2007 FORM 10-K

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

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of Aug. 31, 2007, we have excluded the acquisition of Delta and Pine Land Company (DPL), as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The acquisition of DPL was completed on June 1, 2007. DPL constituted 12 percent of total assets as of Aug. 31, 2007, and less than 1 percent of total revenues for the fiscal year then ended. See Note 4 — Business Combinations — for a further discussion of this acquisition and its impact on Monsanto’s Consolidated Financial Statements.

Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of Aug. 31, 2007.

The company’s independent registered public accounting firm, Deloitte & Touche LLP, was appointed by the Audit and Finance Committee of the company’s Board of Directors, and ratified by the company’s shareowners. Deloitte & Touche LLP has audited and reported on the Consolidated Financial Statements of Monsanto Company and subsidiaries and the effectiveness of the company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in Item 8 of this Annual Report.

/s/ Hugh Grant

Hugh Grant
Chairman, President and Chief Executive Officer

/s/ Terrell K. Crews

Terrell K. Crews
Executive Vice President and Chief Financial Officer

Oct. 25, 2007

MONSANTO COMPANY	2007 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:

We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Delta & Pine Land Company, which was acquired on June 1, 2007 and whose financial statements constitute 12% of total assets and less than 1% of total revenues of the consolidated financial statement amounts as of and for the year ended August 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Delta & Pine Land Company. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2007 and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income for the year ended August 31, 2007, of the Company and our report dated October 25, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R), Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, and Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, effective August 31, 2007, August 31, 2006, and September 1, 2005, respectively.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
October 25, 2007

MONSANTO COMPANY	2007 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:

We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2007 and 2006, and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R), Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, and Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, effective August 31, 2007, August 31, 2006, and September 1, 2005, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
October 25, 2007

MONSANTO COMPANY	2007 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2007	2006	2005

Net Sales	$8,563	$7,294	$6,275
Cost of goods sold	4,277	3,775	3,280

Gross Profit	4,286	3,519	2,995
Operating Expenses:
Selling, general and administrative expenses	1,895	1,638	1,404
Research and development expenses	780	710	583
Acquired in-process research and development (see Note 4)	193	—	230

Total Operating Expenses	2,868	2,348	2,217
Income from Operations	1,418	1,171	778
Interest expense	139	134	115
Interest income	(122)	(55)	(40)
Solutia-related expenses (see Note 21)	40	29	309
Other expense — net	25	14	79

Income from Continuing Operations Before Income Taxes and Minority Interest	1,336	1,049	315
Income tax provision	402	337	104
Minority interest expense	12	17	18

Income from Continuing Operations	922	695	193

Discontinued Operations (see Note 26):
Income (loss) from operations of discontinued businesses	43	1	(25)
Income tax provision (benefit)	(28)	1	(87)

Income on Discontinued Operations	71	—	62

Income Before Cumulative Effect of Accounting Change	993	695	255
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit (see Note 2)	—	(6)	—

Net Income	$993	$689	$255

Basic Earnings (Loss) per Share:
Income from continuing operations	$1.70	$1.29	$0.36
Income on discontinued operations	0.13	—	0.12
Cumulative effect of accounting change	—	(0.01)	—

Net Income	$1.83	$1.28	$0.48

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.66	$1.26	$0.35
Income on discontinued operations	0.13	—	0.12
Cumulative effect of accounting change	—	(0.01)	—

Net Income	$1.79	$1.25	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2007 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$866	$1,460
Trade receivables — net (see Note 5)	1,499	1,455
Miscellaneous receivables	407	344
Deferred tax assets	449	390
Inventories (see Note 7)	1,719	1,688
Other current assets	144	124

Total Current Assets	5,084	5,461
Property, Plant and Equipment:
Land and improvements	259	221
Buildings and improvements	1,206	1,114
Machinery and equipment	3,525	3,337
Computer software	384	347
Construction in progress and other	542	398

Total Property, Plant and Equipment	5,916	5,417
Less Accumulated Depreciation	3,260	2,999

Property, Plant and Equipment — Net	2,656	2,418
Goodwill (see Note 8)	2,625	1,522
Other Intangible Assets — Net (see Note 8)	1,415	1,229
Noncurrent Deferred Tax Assets	730	625
Other Assets	473	473

Total Assets	$12,983	$11,728

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$270	$28
Accounts payable	649	514
Income taxes payable	150	234
Accrued compensation and benefits	349	295
Accrued marketing programs	517	494
Deferred revenues	260	120
Grower production accruals	86	26
Dividends payable	96	55
Miscellaneous short-term accruals	698	513

Total Current Liabilities	3,075	2,279
Long-Term Debt	1,150	1,639
Postretirement Liabilities	542	600
Long-Term Portion of Solutia-Related Reserve (see Note 21)	119	155
Other Liabilities	594	530
Commitments and Contingencies (see Note 21)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 577,244,601 and 571,377,639 shares, respectively; Outstanding 545,609,310 and 543,177,133 shares, respectively	6	6
Treasury stock 31,635,291 and 28,200,506 shares, respectively, at cost	(814)	(623)
Additional contributed capital	9,106	8,879
Retained deficit	(405)	(1,099)
Accumulated other comprehensive loss	(377)	(623)
Reserve for ESOP debt retirement	(13)	(15)

Total Shareowners’ Equity	7,503	6,525

Total Liabilities and Shareowners’ Equity	$12,983	$11,728

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2007 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Operating Activities:
Net Income	$993	$689	$255
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Pre-tax cumulative effect of change in accounting principle (see Note 2)	—	9	—
Depreciation and amortization expense	527	519	488
Bad-debt expense	70	47	67
Stock-based compensation expense	73	63	—
Excess tax benefits from stock-based compensation	(83)	(98)	—
Tax benefit on employee stock options	—	—	94
Deferred income taxes	(89)	39	(86)
Equity affiliate expense — net	34	31	31
Acquired in-process research and development (see Note 4)	193	—	266
Solutia-related charge (see Note 21)	—	—	284
Net gain on sale of Stoneville and NexGen businesses (see Note 26)	(73)	—	—
Other items	15	26	70
Changes in assets and liabilities, net of the effects of acquisitions:
Trade receivables	(2)	218	394
Inventories	60	(25)	6
Accounts payable and other accrued liabilities	276	135	(46)
Solutia-related payments (see Note 21)	(33)	(34)	(49)
PCB litigation settlement proceeds (see Note 21)	27	27	14
Net investment hedge settlement	(23)	(1)	(48)
Other items	(111)	29	(3)

Net Cash Provided by Operating Activities	1,854	1,674	1,737

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	(59)	(171)	(150)
Maturities of short-term investments	22	300	300
Capital expenditures	(509)	(370)	(281)
Acquisitions of businesses, net of cash acquired	(1,679)	(258)	(1,541)
Technology and other investments	(54)	(147)	(65)
Proceeds from sale of Stoneville and NexGen businesses (see Note 26)	317	—	—
Other investments and property disposal proceeds	51	21	70

Net Cash Required by Investing Activities	(1,911)	(625)	(1,667)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(5)	(106)	28
Short-term debt proceeds	8	6	68
Short-term debt reductions	(8)	(39)	(52)
Long-term debt proceeds	8	256	475
Long-term debt reductions	(281)	(118)	(299)
Payments on debt assumed in Seminis acquisition	—	—	(495)
Payments on other financing	(16)	(9)	(15)
Payment of premium to exchange notes payable	—	—	(53)
Debt issuance costs	—	—	(4)
Treasury stock purchases	(197)	(114)	(234)
Stock option exercises	83	116	173
Excess tax benefits from stock-based compensation	83	98	—
Dividend payments	(258)	(207)	(174)

Net Cash Required by Financing Activities	(583)	(117)	(582)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	46	3	—

Net Increase (Decrease) in Cash and Cash Equivalents	(594)	935	(512)
Cash and Cash Equivalents at Beginning of Period	1,460	525	1,037

Cash and Cash Equivalents at End of Period	$866	$1,460	$525

See Note 20 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2007 FORM 10-K

Statements of Consolidated Shareowners’ Equity

			Additional	Retained	Accumulated Other
	Common	Treasury	Contributed	Earnings	Comprehensive	Reserve for
(Dollars in millions, except per share amounts)	Stock	Stock	Capital	(Deficit)	Income (Loss)(1)	ESOP Debt	Total

Balance as of Sept. 1, 2004	$3	$(266)	$8,315	$(1,645)	$(1,132)	$(17)	$5,258
Net income	—	—	—	255	—	—	255
Treasury stock purchases	—	(234)	—	—	—	—	(234)
Grants of restricted stock (49,400 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	173	—	—	—	173
Tax benefit on employee stock options	—	—	94	—	—	—	94
Cash dividends of $0.34 per common share	—	—	—	(182)	—	—	(182)
Foreign currency translation	—	—	—	—	231	—	231
Minimum pension liability, net of tax	—	—	—	—	(2)	—	(2)
Net unrealized loss on investments, net of tax	—	—	—	—	(2)	—	(2)
Accumulated derivative gain, net of tax	—	—	—	—	16	—	16
Other adjustments(2)	—	—	5	—	—	—	5

Balance as of Aug. 31, 2005	$3	$(500)	$8,588	$(1,572)	$(889)	$(17)	$5,613
Net income	—	—	—	689	—	—	689
Treasury stock purchases	—	(120)	—	—	—	—	(120)
Restricted stock withholding	—	(3)	—	—	—	—	(3)
Grants of restricted stock (48,200 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	116	—	—	—	116
Excess tax benefits from stock-based compensation	—	—	98	—	—	—	98
Stock-based compensation expense	—	—	64	—	—	—	64
Cash dividends of $0.40 per common share	—	—	—	(216)	—	—	(216)
Foreign currency translation	—	—	—	—	191	—	191
Minimum pension liability, net of tax	—	—	—	—	90	—	90
Net unrealized gain on investments, net of tax	—	—	—	—	11	—	11
Accumulated derivative loss, net of tax	—	—	—	—	(26)	—	(26)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	2
Two-for-one stock split (See Note 1)	3	—	(3)	—	—	—	—
Other adjustments(3)	—	—	15	—	—	—	15

Balance as of Aug. 31, 2006	$6	$(623)	$8,879	$(1,099)	$(623)	$(15)	$6,525
Net income	—	—	—	993	—	—	993
Treasury stock purchases	—	(191)	—	—	—	—	(191)
Restricted stock withholding	—	—	(11)	—	—	—	(11)
Grants of restricted stock (83,500 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	83	—	—	—	83
Excess tax benefits from stock-based compensation	—	—	83	—	—	—	83
Stock-based compensation expense	—	—	71	—	—	—	71
Cash dividends of $0.55 per common share	—	—	—	(299)	—	—	(299)
Foreign currency translation	—	—	—	—	248	—	248
Minimum pension liability, net of tax	—	—	—	—	46	—	46
Realized and unrealized gain on investments, net of tax	—	—	—	—	(18)	—	(18)
Accumulated derivative gain, net of tax	—	—	—	—	14	—	14
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	2
Adjustment to initially apply SFAS 158, net of tax(4)	—	—	—	—	(44)	—	(44)

Balance as of Aug. 31, 2007	$6	$(814)	$9,106	$(405)	$(377)	$(13)	$7,503

(1)	See Note 18 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive income (loss).

(2)	Includes adjustments to deferred tax liabilities and other assets associated with the separation from Pharmacia in 2000.

(3)	Includes prior year balance reclassifications upon adoption of SFAS 123(R). Also, includes adjustments to deferred tax assets associated with the spinoff from Pharmacia in 2002.

(4)	Component of ending Accumulated Other Comprehensive Loss, and not a component of comprehensive income per SFAS 158. Refer to Statements of Consolidated Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2007 FORM 10-K

Statements of Consolidated Comprehensive Income

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Net Income	$993	$689	$255
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	248	191	231
Unrealized net holding gains (net of tax of $5 in 2007, $7 in 2006 and $3 in 2005)	7	11	4
Realized net holding gains (net of tax of $(16) in 2007 and $(4) in 2005)	(25)	—	(6)
Unrealized net derivative gains (losses) (net of tax of $14 in 2007, $(17) in 2006 and $(1) in 2005)	5	(28)	(2)
Realized net derivative losses (net of tax of $1 in 2007, $1 in 2006 and $11 in 2005)	9	2	18
Additional minimum pension liability adjustment (net of tax of $33 in 2007, $56 in 2006 and $(21) in 2005(1))	46	90	(2)

Total Other Comprehensive Income	290	266	243

Total Comprehensive Income	$1,283	$955	$498

(1)	Includes adjustment to record deferred state income tax benefit on the minimum pension liability.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2007 FORM 10-K

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

Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, D&PL, Deltapine and Seminis, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity. See Note 22 — Segment and Geographic Data — for further details.

In the fourth quarter of 2007, the company sold its U.S. Stoneville® and NexGen® businesses (divested cotton businesses) as part of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). In 2005, the company sold substantially all of the environmental technologies businesses. As a result, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. The Stoneville and NexGen businesses were previously reported as part of the Seeds and Genomics segment, and the environmental technologies businesses were previously reported as part of the Agricultural Productivity segment. See Note 26 — Discontinued Operations — for further details.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements pertain to Monsanto and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies in which Monsanto has the ability to exercise significant influence (generally through an ownership interest greater than 20 percent) are included in the other assets item in the Statements of Consolidated Financial Position. The company records minority interest expense in the Statements of Consolidated Operations for any non-owned portion of consolidated subsidiaries. Minority interest is recorded in other liabilities in the Statements of Consolidated Financial Position.

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

Monsanto has an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers. See Note 6 — Customer Financing Programs — for a description of this arrangement. This special-purpose entity was consolidated. For other types of variable interest entities, the company has evaluated its relationships with two entities and has determined that, although the entities are variable interest entities and Monsanto holds variable interests in the entities, these entities are not required to be consolidated in the company’s financial statements pursuant to FIN 46R because Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which the company had a 9 percent equity investment as of Aug. 31, 2007. Monsanto had an agreement in place under which Monsanto made payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $18 million and total liabilities of $5 million as of Aug. 31, 2007, and revenues of $13 million for the 12 months ended Aug. 31, 2007. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus on corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $24 million and total liabilities of $10 million as of Aug. 31, 2007, and revenues of $17 million for the 12 months ended Aug. 31, 2007. As of Aug. 31, 2007, Monsanto’s total estimate of maximum exposure to loss as a result of its relationships with these entities was approximately $22 million, which represents Monsanto’s equity investments in these entities. No other commitments were required to these entities as of Aug. 31, 2007.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

To reduce credit exposure in Latin America, Monsanto collects payments on certain customer accounts in grain. Monsanto does not take ownership of the grain or the associated inventory risk and therefore does not record revenue or the related cost of sales for the grain. Such payments in grain are negotiated at the time Monsanto’s products are sold to the customers and are valued at the prevailing grain commodity prices on that day. By entering into forward sales contracts with grain merchants, Monsanto mitigates the commodity price exposure from the time a contract is signed with a customer until the time the grain is collected from the customer by a grain merchant on Monsanto’s behalf. The grain merchant converts the grain to cash for Monsanto.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development Costs

The company accounts for research and development (R&D) costs in accordance with SFAS No. 2, Accounting for Research and Development Costs (SFAS 2). Under SFAS 2, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. Acquired in-process R&D costs with no alternative future uses are expensed in the period acquired. The costs of purchased in-process R&D that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses. In fiscal year 2007, Monsanto and BASF announced a long-term joint R&D and commercialization collaboration in plant technology that will focus on high yielding crops and crops that are tolerant to adverse conditions. The collaboration has resulted in shared R&D costs. Only Monsanto’s portion has been included in research and development expenses in the Statements of Consolidated Operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2007, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.

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

Long-Term Investments

Monsanto previously had long-term investments in equity securities, which were considered available-for-sale. They were classified as other assets in the Statements of Consolidated Financial Position, and they were carried at fair value, with unrealized gains and losses reported in the Statements of Consolidated Shareowners’ Equity in accumulated other comprehensive income (loss). During 2007, Monsanto made a donation of its long-term equity securities. Monsanto has other long-term investments in equity securities for which market values are not readily available. These other securities and investments are carried at cost, and they are reviewed regularly to evaluate whether they have experienced an other-than-temporary decline in fair value. If Monsanto believes that an other-than-temporary decline exists, the investment in question is written down to market value in accordance with EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). The write-down is recorded in the Statements of Consolidated Operations as an impairment of securities.

Fair Values of Financial Instruments

The recorded amounts of cash, trade receivables, investments in securities, miscellaneous receivables, third-party guarantees, commodity futures contracts, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values. Fair values are based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. The fair value estimates do not necessarily reflect the values that could be realized in the current market on any one day. See Note 12 — Financial Instruments — for further details.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory Valuation

Inventories are stated at the lower of cost or market, and the inventory reserve reduces the cost basis of inventory. Inventories are valued as follows:

•	Seeds and Genomics: Actual cost is used to value raw materials such as treatment chemicals and packaging, as well as goods in process. Costs for substantially all finished goods, which include the cost of carry-over crops from the previous year, are valued at weighted-average actual cost. Weighted-average actual cost includes field growing and harvesting costs, plant conditioning and packaging costs, and manufacturing overhead costs.

•	Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of unusual volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States, excluding supplies (approximately one-fourth of total inventories as of Aug. 31, 2007, and Aug. 31, 2006) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.

Goodwill

Monsanto follows the guidance of SFAS No. 141, Business Combinations (SFAS 141), in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.

Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized and is subject to annual impairment tests. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of March 1, 2007. See Note 8 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.

Other Intangible Assets

Other intangible assets consist primarily of acquired seed germplasm, acquired biotechnology intellectual property, trademarks and customer relationships. Seed germplasm is the genetic material used in new seed varieties. Germplasm is amortized on a straight-line basis over useful lives ranging from seven years for completed technology germplasm to a maximum of 30 years for certain core technology germplasm. Completed technology germplasm consists of seed hybrids and varieties that are commercially available. Core technology germplasm is the collective germplasm of inbred and hybrid seeds and has a longer useful life as it is used to develop new seed hybrids and varieties. Acquired biotechnology intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from five to 13 years. The useful lives of acquired germplasm and acquired biotechnology intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the use of the asset.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto has a broad portfolio of trademarks and patents including trademarks for Roundup (for herbicide products), Roundup Ready, Bollgard, and YieldGard (for traits), DEKALB, Asgrow, and Seminis (for agricultural seeds), Posilac (for dairy productivity products), and patents for our insect-protection traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for trademarks and patents ranges from nine to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis over the period in which the patent is legally protected, the period over which benefits are expected to be received, or the estimated market-life of the product with which the patent is associated, whichever is less.

In conjunction with acquisitions, Monsanto has access to the distribution channels and customer relationships of the acquired companies. These relationships are expected to provide economic benefits to Monsanto. The amortization period for customer relationships ranges from five to 13 years, and amortization is recognized on a straight-line basis over these periods. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience of customer attrition rates.

In accordance with SFAS 144, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. See Note 8 — Goodwill and Other Intangible Assets — for further discussion of Monsanto’s intangible assets.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until they are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of approximately 25 years for buildings, and 10 years for machinery and equipment. In compliance with SFAS 144, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair market value or, if fair market value is not readily determinable, to an estimated fair value based on discounted cash flows.

Monsanto follows SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $54 million and $49 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively, primarily relating to its manufacturing facilities. The change in carrying value as of Aug. 31, 2007, consisted of $4 million for accretion expense, and $1 million related to increased costs.

As of Aug. 31, 2006, Monsanto adopted the provisions of FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS 143, and therefore should be recognized if their fair value is reasonably estimable. As a result of adopting FIN 47, Monsanto recorded a noncash pre-tax charge of $9 million ($6 million after-tax). This charge is reported as a cumulative effect of a change in accounting principle in the fourth quarter of 2006. If FIN 47 would have been effective for all periods presented, net income would have been reduced by less than $1 million for fiscal year 2005, or less than $0.01 per diluted share, and the aggregate carrying amount of the obligation would have been $10 million as of Aug. 31, 2005.

Environmental Remediation Liabilities

Monsanto follows AICPA Statement of Position 96-1, Environmental Remediation Liabilities, which provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. Monsanto accrues these costs in the period when responsibility is established and when such costs are probable and reasonably estimable based on current law and

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

existing technology. Postclosure and remediation costs for hazardous waste sites and other waste facilities at operating locations are accrued over the estimated life of the facility, as part of its anticipated closure cost.

Litigation and Other Contingencies

Monsanto is involved in various intellectual property, biotechnology, tort, contract, antitrust, employee benefit, environmental and other litigation, claims and legal proceedings, such as, proceedings relating to Solutia’s bankruptcy filing (see Note 21 — Commitments and Contingencies); environmental remediation; and government investigations. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with SFAS No. 5, Accounting for Contingencies, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations, and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Guarantees

Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45). For additional information on the company’s commitments and other contractual and commercial obligations, see Note 21 — Commitments and Contingencies.

Foreign Currency Translation

The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in the Statements of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive income (loss). The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates, in accordance with SFAS No. 52, Foreign Currency Translation. These currency adjustments are included in net income. Since Sept. 1, 2005, the company had no significant entities designated as highly inflationary.

Significant translation exposures include the Brazilian real, the euro, the Canadian dollar, Romanian leu, and the Argentine peso. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity, or capital resources.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair-value or cash-flow hedge (a foreign-currency hedge), (4) a foreign-currency hedge of the net investment in a foreign subsidiary, or (5) a derivative that does not qualify for hedge accounting treatment.

Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in net income. Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income (loss), until net income is affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period net income. Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a foreign-currency hedge, are recorded either in current-period earnings or in accumulated other comprehensive income (loss), depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary, are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.

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

Monsanto uses interest rate derivatives to reduce interest rate risk and to manage the interest rate sensitivity of its debt. By entering into these agreements, Monsanto changes the interest rate mix (fixed/variable) of its debt portfolio. During fiscal years 2007, 2006 and 2005, the company also used natural gas swaps to manage risk associated with energy input costs.

Pension and Postretirement Plans

Monsanto has various defined benefit and postretirement plans. Monsanto generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for most plans is August 31. See Note 13 — Postretirement Benefits — Pensions and Note 14 — Postretirement Benefits — Health Care and Other — for a full description of these plans and the accounting and funding policies.

Adoption of SFAS 158

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158). As required, the company adopted this statement effective Aug. 31, 2007. The initial recognition of the underfunded status resulted in a pre-tax charge of $72 million ($44 million after tax) to accumulated other comprehensive loss. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the Consolidated Statement of Financial Position as of Aug. 31, 2007:

	Year Ended Aug. 31, 2007
(Dollars in millions)	Before Adoption	Increase/(Decrease)	After Adoption
	of SFAS 158	Required by SFAS 158	of SFAS 158

Other Intangible Assets — Net	$1,427	$(12)	$1,415
Noncurrent Deferred Tax Assets	700	30	730
Other Assets	477	(4)	473
Miscellaneous Short-term Accruals	689	9	698
Postretirement Liabilities	496	46	542
Other Liabilities	591	3	594
Accumulated Other Comprehensive Loss	(333)	(44)	(377)

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax components of the amount recognized in accumulated other comprehensive loss at Aug. 31, 2007, follow:

	Pension Plans		Postretirement
(Dollars in millions)	U.S.	Outside the U.S.	Plans

Net loss (gain)	$325	$13	$(3)
Prior service cost (credit)	11	(2)	(7)

Total	$336	$11	$(10)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $37 million and $3 million, respectively. The estimated net gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1 million and $1 million, respectively.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On Sept. 1, 2005, Monsanto adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Monsanto adopted SFAS 123R using the modified prospective transition method. Under this method, the consolidated financial statements as of and for the years ended Aug. 31, 2007 and Aug. 31, 2006, reflect the impact of SFAS 123R, while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 16 — Stock-Based Compensation Plans — for pro forma disclosure of stock-based compensation expense for 2005.

Compensation expense for restricted stock is based on the fair value of Monsanto’s restricted stock at the grant date and is recognized throughout the vesting period as calculated in accordance with SFAS 123R.

NOTE 3. NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, Monsanto will adopt SFAS 159 in fiscal year 2009. The company is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

adjustment to opening retained deficit. The company currently estimates the cumulative effect adjustment of the adoption of FIN 48 to be a charge of $25 million to $35 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. The company does not currently believe the adoption of SFAS 156 will have a material impact on the consolidated financial statements.

NOTE 4. BUSINESS COMBINATIONS

2007 Acquisitions: On June 1, 2007, Monsanto completed the purchase of all the outstanding stock of DPL for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed). The company financed the transaction using cash reserves and a short-term loan, which was subsequently refinanced with commercial paper. All commercial paper was repaid during fourth quarter 2007. The transaction was reviewed by federal and state authorities including the DOJ pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In order to complete the transaction, Monsanto entered into an agreement with the DOJ. See Note 26 — Discontinued Operations — for further discussion of this agreement. Prior to the acquisition, Monsanto owned an investment in preferred stock of DPL in the amount of $20 million, which is included in the purchase price allocation below. After the acquisition of DPL, the legal proceedings related to DPL were terminated.

In December 2006, Monsanto’s American Seeds, Inc. (ASI) subsidiary acquired Fielder’s Choice Direct, a U.S. seed company, for $50 million (net of cash acquired), inclusive of transaction costs of $1 million, with a potential additional earn-out amount of up to $5 million. In conjunction with this acquisition, Monsanto entered into a five-year global technology license agreement. See Note 8 — Goodwill and Other Intangible Assets — for further discussion of the agreement. In January and May 2007, Monsanto acquired two European vegetable and fruit seed companies in separate transactions for an aggregate purchase price of $57 million, inclusive of transaction costs of $6 million. Additional contingent purchase price may be payable in the future if certain earnings targets are met. Such amounts are not expected to be material. Also, in fiscal year 2007, ASI acquired nine regional U.S. seed companies in separate transactions for an aggregate purchase price of $37 million, inclusive of transaction costs of $2 million, with a potential additional earn-out amount of up to $1 million.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For all fiscal year 2007 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for all fiscal year 2007 acquisitions as of Aug. 31, 2007, are preliminary and are summarized in the following table. These allocations are subject to adjustment pending further assessments, including the valuation of intangible assets. In addition, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

			Aggregate
(Dollars in millions)	DPL	All Other Acquisitions	Acquisitions

Current Assets	$380	$45	$425
Property, Plant and Equipment	63	16	79
Goodwill	1,097	114	1,211
Other Intangible Assets	415	54	469
Acquired In-process Research and Development	186	7	193
Other Assets	174	—	174

Total Assets Acquired	2,315	236	2,551

Current Liabilities	410	71	481
Other Liabilities	290	21	311

Total Liabilities Assumed	700	92	792

Net Assets Acquired	$1,615	$144	$1,759

Supplemental Information:
Net assets acquired	$1,615	$144	$1,759
Cash acquired	60	—	60

Cash paid, net of cash acquired	$1,555	$144	$1,699

The primary items that generated the goodwill were the premium paid by the company for the right to control the businesses acquired and for the direct-to-farmer and farmer-dealer distribution networks (specific to the ASI acquisitions), and the value of the acquired assembled workforces. The majority of the goodwill is not deductible for tax purposes.

As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. Through Aug. 31, 2007, estimated costs of $6 million have been recognized as current liabilities in the purchase price allocations above, and $4 million has been charged against these liabilities, primarily related to payments for employee terminations. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.

The following table presents details of the acquired identifiable intangible assets:

	Weighted
	Average Life	Useful Life		All Other	Aggregate
(Dollars in millions)	(Years)	(Years)	DPL	Acquisitions	Acquisitions

Acquired Germplasm	20	10-30	$205	$12	$217
Acquired Biotechnology Intellectual Property	5	5-7	94	5	99
Trademarks	28	2-30	101	11	112
Customer Relationships	12	3-20	15	24	39
Other	5	3-7	—	2	2

Other Intangible Assets			$415	$54	$469

Charges of $193 million were recorded in research and development expenses in fiscal year 2007, for the write-off of acquired in-process R&D (IPR&D). Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were expensed immediately, in accordance with generally accepted accounting principles.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma financial information presents the combined results of operations of the company and DPL as if the acquisition had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented and should not be taken as representative of Monsanto’s future consolidated results of operations. Pro forma information related to other fiscal 2007 acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company’s consolidated results of operations is not considered to be significant. Pro forma results were as follows for fiscal years 2007 and 2006:

	Year Ended Aug. 31,
(Dollars in millions, except per share)	2007	2006

Net Sales	$8,754	$7,543
Income Before Cumulative Effect of Accounting Change	986	672
Net Income	986	666

Net Income per Basic Share	$1.81	$1.23
Net Income per Diluted Share	1.78	1.21

The pro forma information contains the actual combined operating results of Monsanto and DPL, with the results prior to the acquisition date adjusted to include the amortization of the acquired intangible assets presented above. The pro forma results exclude the write-off of acquired IPR&D and the increase in cost of goods sold due to the revaluation of inventory related to the DPL acquisition.

The historical financial information for DPL includes nonrecurring IPR&D write-off charges of $28 million in the 12 months ended Aug. 31, 2006, related to prior DPL technology acquisitions. The historical financial information for DPL also includes nonrecurring legal expenses of $14 million in the 12 months ended Aug. 31, 2006, related to suits, disputes and arbitration with Monsanto.

2006 Acquisitions: In fiscal year 2006, ASI acquired 12 regional U.S. seed companies for an aggregate purchase price of $133 million (net of cash acquired), inclusive of transaction costs of $4 million. The financial results of these acquisitions were included within the Seeds and Genomics segment from their respective dates of acquisition.

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

In fiscal year 2005, charges of $266 million, including $36 million related to operations discontinued during fiscal 2007, were recorded in R&D expenses for the write-off of IPR&D. Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were required to be expensed immediately under generally accepted accounting principles.

As of the acquisition dates, management began to assess and formulate plans to integrate or restructure the acquired entities in accordance with EITF 95-3. The plans for Seminis and the acquired India cotton business included employee terminations and relocations, exiting certain product lines and facility closures. As of Aug. 31, 2007, estimated restructuring costs of $18 million have been recognized as current liabilities in the purchase price allocations, and $18 million has been charged against these liabilities, primarily related to payments for employee terminations and relocations.

All fiscal year 2005 acquisitions described above were included within the Seeds and Genomics segment from their respective dates of acquisition. Their estimated fair values, including the EITF 95-3 liabilities discussed above, were adjusted during fiscal year 2006, resulting in additional goodwill of $36 million.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. TRADE RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2007, 2006 and 2005.

(Dollars in millions)

Balance Sept. 1, 2004	$250
Additions — charged to expense	67
Deductions and other(1)	(42)

Balance Aug. 31, 2005	$275
Additions — charged to expense	47
Deductions and other(1)	(24)

Balance Aug. 31, 2006	$298
Additions — charged to expense	70
Deductions and other(1)	(151)

Balance Aug. 31, 2007	$217

(1)	Includes foreign currency translation adjustments.

See Note 21 — Commitments and Contingencies — for further discussion of trade receivables and the increase in the allowance for doubtful accounts deductions in 2007.

NOTE 6. CUSTOMER FINANCING PROGRAMS

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

Monsanto accounts for the guarantee in accordance with FIN 45, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during fiscal years 2007, 2006 and 2005.

Proceeds from customer loans sold through the financing program totaled $305 million for fiscal year 2007, $286 million for fiscal year 2006, and $236 million for fiscal year 2005. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The loan balance outstanding as of Aug. 31, 2007, and Aug. 31, 2006, was $301 million and $268 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Aug. 31, 2007, and Aug. 31, 2006, less than $1 million of loans sold through this financing program were

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In November 2004, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement, as amended in May 2005, qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables subsequent to the May 2005 amendment are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $140 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $139 million, $73 million and $22 million for fiscal years 2007, 2006 and 2005, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $3 million and $2 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $86 million as of Aug. 31, 2007. The loan balance outstanding for these programs was $86 million and $64 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $115 million, $65 million and $73 million for fiscal years 2007, 2006 and 2005, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $2 million and $1 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $66 million as of Aug. 31, 2007. The loan balance outstanding for these programs was $66 million and $47 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $46 million, $49 million and $33 million for fiscal years 2007, 2006 and 2005, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Aug. 31, 2007, and Aug. 31, 2006. The maximum potential amount of future payments under the recourse provisions of the agreements was $28 million as of Aug. 31, 2007. The outstanding balance of the receivables sold was $28 million and $37 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. INVENTORIES

Components of inventories were:

	As of Aug. 31,
(Dollars in millions)	2007	2006

Finished Goods	$635	$719
Goods In Process	893	836
Raw Materials and Supplies	253	216

Inventories at FIFO Cost	1,781	1,771
Excess of FIFO over LIFO Cost	(62)	(83)

Total	$1,719	$1,688

Monsanto uses commodity futures and options contracts to hedge the price volatility of certain commodities, primarily soybeans and corn. This hedging activity is intended to manage the price paid to production growers for corn and soybean seeds.

The decrease in the excess of FIFO over LIFO cost is primarily the result of cost decreases of certain raw material and energy required for glyphosate and selective chemistry herbicide production. Early in fiscal year 2006, the supply of petrochemical feedstocks and natural gas in the Gulf Coast region of the United States were impacted by hurricanes. These natural disasters and the global energy cost escalations contributed to price escalations for certain raw materials and energy in 2006. In 2007, certain raw materials and energy prices started to decline as the factors impacting these costs stabilized.

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

The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2005, 2006 and 2007.

(Dollars in millions)

Balance Sept. 1, 2004	$73
Additions — charged to expense	103
Deductions and other(1)	(85)

Balance Aug. 31, 2005	$91
Additions — charged to expense	107
Deductions and other(1)	(81)

Balance Aug. 31, 2006	$117
Additions — charged to expense	121
Deductions and other(1)	(69)

Balance Aug. 31, 2007	$169

(1)	Includes foreign currency translation adjustments.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2007 and 2006 annual goodwill impairment tests were performed as of March 1, 2007 and 2006, and no indications of goodwill impairment existed as of either date. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2007.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the net carrying amount of goodwill for fiscal years 2006 and 2007, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Sept. 1, 2005	$1,183	$65	$1,248
Acquisition Activity	262	—	262
Foreign Currency Translation	12	—	12

Balance as of Aug. 31, 2006	$1,457	$65	$1,522
Acquisition Activity (see Note 4)	1,130	—	1,130
Divested Cotton Businesses (see Note 26)	(67)	—	(67)
Foreign Currency Translation	39	1	40

Balance as of Aug. 31, 2007	$2,559	$66	$2,625

In fiscal year 2007, a $78 million reduction in Seminis, Inc. goodwill was recorded. This reduction was primarily related to the reversal of certain income tax liabilities.

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2007			As of Aug. 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,028	$(547)	$481	$932	$(518)	$414
Acquired Biotechnology Intellectual Property	900	(457)	443	823	(376)	447
Trademarks	320	(60)	260	211	(48)	163
Customer Relationships	250	(40)	210	208	(21)	187
Other	39	(18)	21	32	(14)	18

Total	$2,537	$(1,122)	$1,415	$2,206	$(977)	$1,229

In fiscal year 2007, Monsanto entered into a five-year global technology license for certain seed coating technology and received an option to purchase technology. Related to this agreement, Monsanto recorded intangible assets and a corresponding liability in the amount of $15 million for discounted minimum future payments, of which $2.5 million was paid in January 2007.

The increase in acquired biotechnology intellectual property during fiscal year 2006 primarily resulted from a license agreement with the Regents of the University of California (UC), under which Monsanto is granted an exclusive commercial license for the manufacture of bovine somatotropin in exchange for an upfront payment plus future royalties. Monsanto sells bovine somatotropin under the brand name Posilac, which is used to improve dairy cow productivity. In second quarter 2006, Monsanto paid a $100 million upfront royalty and recorded an additional asset and corresponding liability of $61 million for discounted minimum royalty obligations of $5 million annually through the 2023 expiration of UC’s patent estate. As of Aug. 31, 2007, $59 million was included in liabilities related to this agreement.

The increases in other intangible assets as of Aug. 31, 2007, primarily resulted from the acquisitions described in Note 4 — Business Combinations. These increases were partially offset by the divestiture of certain cotton businesses. See Note 26 — Discontinued Operations — for further discussion of the divested cotton businesses.

As of Aug. 31, 2006, other intangible assets included the company’s only nonamortizing intangible asset of $13 million associated with minimum pension liabilities. The minimum pension liability adjustment is discussed in Note 13 — Postretirement Benefits — Pensions. During fiscal year 2007, this asset was adjusted due to the adoption of SFAS 158. See Note 2 — Significant Accounting Policies — for further discussion of the adoption of SFAS 158.

Total amortization expense of other intangible assets was $150 million in fiscal year 2007, $149 million in fiscal year 2006 and $135 million in fiscal year 2005.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount

2008	$145
2009	120
2010	105
2011	90
2012	75

NOTE 9. INVESTMENTS

Other current assets as of Aug. 31, 2007, and Aug. 31, 2006, included $59 million and $22 million, respectively, of short-term investments of U.S. Treasury bills, other government securities, and commercial paper with original maturities of one year or less, stated at fair value.

Long-Term Investments

As of Aug. 31, 2007, there were no long-term equity securities classified as available-for-sale. As of Aug. 31, 2006, Monsanto had equity securities available-for-sale with a cost of $21 million and a fair value of $50 million, which resulted in unrealized gains of $29 million.

Long-term equity securities available-for-sale as of Aug. 31, 2006, related primarily to an investment in DPL. In June 2007, Monsanto acquired all of the outstanding stock of DPL. See Note 4 — Business Combinations — for further discussion of the acquisition.

There were no unrealized gains or losses on long-term investments as of Aug. 31, 2007. Net unrealized gains on long-term investments (net of deferred taxes) included in shareowners’ equity amounted to $18 million as of Aug. 31, 2006.

Monsanto realized gains of $11 million net of $6 million tax expense in 2007 as a result of a donation of equity securities. There were no sales of equity securities in fiscal year 2006. Proceeds from sales of equity securities were $16 million in 2005. Realized gains of $6 million net of $4 million tax expense in 2005, were determined using the specific identification method, and were included in net income. In fiscal year 2005, an impairment loss of $2 million was recognized in the Statement of Consolidated Operations in accordance with EITF 03-01.

NOTE 10. INCOME TAXES

The components of income from continuing operations before income taxes and minority interest were:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

United States	$665	$689	$(87)
Outside United States	671	360	402

Total	$1,336	$1,049	$315

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Current:
U.S. federal	$365	$163	$135
U.S. state	31	7	1
Outside United States	121	84	101

Total Current	517	254	237

Deferred:
U.S. federal	(113)	65	(109)
U.S. state	(11)	14	(24)
Outside United States	9	4	—

Total Deferred	(115)	83	(133)

Total	$402	$337	$104

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

U.S. Federal Statutory Rate	$468	$367	$110
U.S. Export Earnings	(1)	(6)	(9)
U.S. R&D Tax Credit	(17)	(2)	(5)
Lower Ex-U.S. Rates	(49)	(18)	(24)
One-Time Dividend Repatriation	—	21	—
European Wheat and Barley Tax Benefit	—	—	(20)
State Income Taxes	21	21	2
Valuation Allowances	(33)	(14)	(13)
Effect of U.S. State Tax Rate Change	—	—	(6)
Acquired IPR&D	67	—	80
Tax Reserve	(38)	(25)	(11)
Other	(16)	(7)	—

Income Tax Provision	$402	$337	$104

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2007	2006

Net Operating Loss and Other Carryforwards	$717	$746
Employee Fringe Benefits	316	304
Intangible Assets	119	101
Allowance for Doubtful Accounts	130	111
Inventories	104	101
Litigation Reserves	137	129
Other	341	226
Valuation Allowance	(93)	(131)

Total Deferred Tax Assets	$1,771	$1,587

Property, Plant and Equipment	$221	$275
Intangibles	452	336
Other	8	40

Total Deferred Tax Liabilities	$681	$651

Net Deferred Tax Assets	$1,090	$936

As of Aug. 31, 2007, Monsanto had available approximately $1.2 billion in net operating loss carryforwards (NOLs), most of which related to Brazilian, Belgian and Argentine operations. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31, 2007, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil and Belgium. As of Aug. 31, 2005, management had recorded a valuation allowance of $103 million in Argentina related to NOLs. Monsanto Argentina generated taxable income in its 2006 tax year (calendar 2006). Management is also projecting taxable income for the current tax year (calendar 2007) and, accordingly, reversed $33 million and $15 million of the valuation allowance as a favorable

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

adjustment to the 2007 and 2006 tax provision, respectively. Also, during 2007 and 2006, the valuation allowance changed slightly because of foreign currency fluctuations. As of Aug. 31, 2007, Monsanto has a valuation allowance of $43 million related to the remaining NOLs which expire from 2008 to 2010. A valuation allowance is still necessary based on the recent history of losses through 2005, the uncertainty of capturing value from the company's technology, and also the limited tax carryforward period of five years. The company is taking actions to attempt to realize such deferred tax assets; however, such actions are dependent, in part, on conditions that are not entirely in management’s control. Monsanto also concluded that it is more likely than not that it will realize its deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.

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

Income taxes and remittance taxes have not been recorded on approximately $1.7 billion of undistributed earnings of foreign operations of Monsanto, either because any taxes on dividends would be substantially offset by foreign tax credits, or because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal year 2007, Monsanto has recorded a favorable adjustment to the income tax reserve as a result of the conclusion of an IRS audit for tax years 2003 and 2004, an ex-U.S. audit and the resolution of various state income tax matters. During fiscal year 2006, the IRS completed an audit of Pharmacia Corporation for tax years 2000 to 2002 (for which period Monsanto was a member of Pharmacia’s consolidated group). As a result of the conclusion of this audit, and to a lesser extent, the resolution of various state income tax issues, Monsanto has recorded a favorable adjustment to the income tax reserve in fiscal year 2006. During fiscal year 2005, the IRS completed their audit of the company’s export subsidiary for 2000 and 2001 and issued a no-change report for these periods. As a result of the conclusion of this audit, Monsanto has recorded a favorable adjustment to the income tax reserve in fiscal year 2005. As of Aug. 31, 2007, management believes that its accruals for income tax liabilities are adequate.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. DEBT AND OTHER CREDIT ARRANGEMENTS

Effective Feb. 28, 2007, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaces the existing $1 billion credit facility established in 2004. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. The new Agreement also provides for Euro denominated loans, letters of credit, and swingline borrowings, and allows certain designated subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2007, Monsanto was in compliance with all debt covenants and there were no outstanding borrowings under this credit facility.

Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2007	2006

Current Maturities of Long-Term Debt	$236	$4
Notes Payable to Banks	34	24

Total Short-Term Debt	$270	$28

	As of Aug. 31,
	2007	2006

Weighted-Average Interest Rate on Notes Payable to Banks at End of Period	9.3%	8.8%

In May 2003, Monsanto issued $250 million of 4% Senior Notes under the 2002 shelf registration, which are due on May 15, 2008. As of Aug. 31, 2007, $236 million of these notes are outstanding and were reclassified to Current Maturities of Long-Term Debt.

As of Aug. 31, 2007, the company did not have any outstanding commercial paper, but it had several short-term borrowings to support ex-U.S. operations, which had weighted-average interest rates as indicated above. Certain of these bank loans also act to limit exposure to changes in foreign-currency exchange rates.

Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2007	2006

7 3/8% Senior Notes, Due 2012(1)	$484	$484
4% Senior Notes, Due 2008(1, 2)	—	232
5 1/2% Senior Notes, Due 2035(1)	394	394
5 1/2% Senior Notes, Due 2025(1)	265	263
Euro Bank Facility, Due 2009(3)	—	257
Other	7	9

Total Long-Term Debt	$1,150	$1,639

(1)	Amounts are net of unamortized discounts. For the 5 1/2% Senior Notes due 2025, amount is also net of the unamortized premium of $48 million and $50 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

(2)	In connection with this debt, the company entered into certain interest rate hedging contracts, which effectively exchange the fixed interest rate to variable interest at the six-month London Interbank Offered Rate (LIBOR), plus a weighted-average spread of 0.39 percentage points.

(3)	The interest rate is a floating rated based on the Euro Interbank Offered Rate (Euribor).

In 2002, Monsanto filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration) and issued $800 million in 7 3/8% Senior Notes. As of Aug. 31, 2007, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see discussion below regarding a debt exchange for $314 million of the 7 3/8% Senior Notes).

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2005, Monsanto filed a new shelf registration with the SEC (2005 shelf registration) that allowed the company to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million remaining available under the 2002 shelf registration statement). In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes under the 2005 shelf registration, which are due on July 15, 2035 (5 1/2% 2035 Senior Notes). As of Aug. 31, 2007, $1.6 billion remained available under the 2005 shelf registration.

In August 2005, Monsanto exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of its outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. The transaction has been accounted for as an exchange of debt under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered to be favorable.

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

In July 2006, Monsanto issued $251 million of additional debt in Europe through a private placement in order to fund repatriated foreign earnings. See Note 10 — Income Taxes — for additional discussion of the repatriated earnings. The interest rate was a variable rate based on the Euro Interbank Offered Rate (Euribor). In 2007, the outstanding balance was repaid.

During fiscal year 2005, $60 million in debt was issued in Brazil to finance fiscal year 2006 working capital needs at a term of 18 months. As of Aug. 31, 2007, none of this debt was outstanding.

Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of the company’s debt. For a more complete discussion of interest rate management, see Note 12 — Financial Instruments.

The information regarding interest expense below reflects Monsanto’s interest expense on debt, accretion expense, and amortization of debt issuance costs:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Interest Cost Incurred	$153	$143	$121
Less: Capitalized on Construction	(14)	(9)	(6)

Interest Expense	$139	$134	$115

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. FINANCIAL INSTRUMENTS

The notional amounts, carrying amounts, and estimated fair values of the company’s financial instruments were as follows as of Aug. 31, 2007, and Aug. 31, 2006:

	As of Aug. 31,
	2007			2006
	Notional	Carrying	Fair	Notional	Carrying	Fair
(Dollars in millions)	Amount	Amount	Value	Amount	Amount	Value

Financial Assets:
Foreign-currency contracts:
Forward purchases	$872	$10	$10	$691	$1	$1
Forward sales	1,105	(16)	(16)	939	(14)	(14)
Options	510	5	5	216	(7)	(7)
Commodity futures:
Futures purchased — net	150	(1)	(1)	153	(5)	(5)
Options purchased	117	(1)	(1)	32	—	—
Swaps	98	(6)	(6)	74	(1)	(1)
Other derivative contracts	19	(1)	(1)	3	—	—
Financial Liabilities:
Interest rate derivatives	250	2	2	250	6	6
Short-term debt	—	270	267	—	28	28
Long-term debt	—	1,150	1,138	—	1,639	1,627

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

All foreign-currency contracts outstanding at Aug. 31, 2007, have maturities of less than 12 months, and they require Monsanto to exchange currencies at agreed-upon rates at maturity. The company does not expect any losses from credit exposure related to these instruments because these are with large financial institutions.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Foreign-Currency Hedges

The company sometimes uses foreign-currency options and foreign-currency forward contracts as hedges against anticipated sales and / or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual dollar-net-cash flows will be adversely affected by changes in exchange rates. The company also uses foreign-currency contracts to hedge the effects of fluctuations in exchange rates on foreign-currency-denominated third-party and intercompany receivables and payables.

The company hedges a portion of its net investment in Brazilian subsidiaries and recorded an after-tax loss of $14 million, $5 million and $23 million in fiscal years 2007, 2006 and 2005, respectively, all of which are included in accumulated foreign currency translation.

Foreign currencies in which Monsanto has significant hedged exposures are the Brazilian real, the euro, the Canadian dollar, the Romanian leu and the Argentine peso. The aggregate net transaction loss, net of related hedging gains and losses, included in net earnings for fiscal years 2007, 2006 and 2005, was $14 million, $9 million and $24 million, respectively.

As of Aug. 31, 2007, $9 million has been recorded in accumulated other comprehensive loss to reflect the after-tax change in the fair value of foreign currency derivatives that have been designated as hedges of foreign currency cash flows. These derivatives all expire or mature within the next 22 months, and any realized gain or loss will be reclassified to earnings.

Fair-Value Hedges

Monsanto uses futures and options contracts to manage the value of the corn and soybean seed inventories that it buys from growers. Generally, the company hedges from 70 percent to 100 percent of the corn and soybean inventory value, depending on the crop and grower pricing.

Interest rate swap agreements are used to reduce interest rate risk and to manage the interest rate sensitivity of its debt. Monsanto may use interest rate swaps to convert its fixed-rate debt to variable-rate debt. The resulting cost of funds may be lower or higher than it would have been if variable-rate debt had been issued directly. Under the interest rate swap contracts, the company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. In connection with the 4% Senior Notes, Monsanto entered into a $250 million notional amount interest rate swap maturing in May 2008. The fair value of Monsanto’s interest rate swap agreement was a liability of $2 million as of Aug. 31, 2007, and a liability of $6 million as of Aug. 31, 2006. The company estimates the fair value of its interest rate management derivative based on quoted market prices.

The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS 149, had an immaterial effect on earnings in fiscal years 2007, 2006 and 2005. No fair-value hedges were discontinued during fiscal years 2007, 2006 or 2005.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto recognized net gains of less than $1 million in fiscal years 2007 and 2006, and a net loss of $2 million in fiscal year 2005, in cost of goods sold, which represented the ineffectiveness of all cash-flow hedges. These amounts represent the portion of the derivatives’ fair value that was excluded from the assessment of hedge effectiveness. No cash-flow hedges were discontinued during fiscal years 2007, 2006 or 2005.

As of Aug. 31, 2007, $8 million of after-tax deferred net gains on derivative instruments was recorded in accumulated other comprehensive loss and is expected to be reclassified into earnings in fiscal year 2008. The actual sales of the inventory, which are expected to occur during the next 12 months, will necessitate the reclassification of the derivative gains into earnings. As of Aug. 31, 2006 and 2005, after-tax deferred net gains on derivative instruments accumulated in other comprehensive loss were $3 million and $11 million, respectively. The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 60 months.

In May 2005, the company entered into treasury rate lock agreements with several banks to hedge against changes in long-term interest rates in anticipation of a long-term debt issuance. The closing of these agreements in July 2005 resulted in a pre-tax loss of $10 million because of a decrease in interest rates. Monsanto designated these rate lock agreements as cash-flow hedges. The net loss on the rate locks is recognized in other comprehensive loss until the hedged interest costs are recognized in earnings. As of Aug. 31, 2007, $6 million of after-tax deferred net losses on the interest rate lock accumulated in other comprehensive loss is expected to be reclassified into earnings during the next 28 years, which is the remaining term of the underlying debt.

Credit Risk Management

Monsanto invests its excess cash in deposits with major banks throughout the world and in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Aug. 31, 2007, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

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

Monsanto regularly evaluates its business practices to minimize its credit risk. During fiscal years 2007 and 2006, the company engaged multiple banks in Argentina and Brazil in the development of new customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 6 — Customer Financing Programs.

NOTE 13. POSTRETIREMENT BENEFITS — PENSIONS

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of Net Periodic Benefit Cost

Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $62 million, $73 million and $57 million in fiscal years 2007, 2006 and 2005, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31,			Year Ended Aug. 31,			Year Ended Aug. 31,
	2007			2006			2005
		Outside			Outside			Outside
(Dollars in millions)	U.S.	the U.S.	Total	U.S.	the U.S.	Total	U.S.	the U.S.	Total

Service Cost for Benefits Earned During the Year	$34	$6	$40	$36	$7	$43	$32	$4	$36
Interest Cost on Benefit Obligation	89	11	100	83	10	93	87	9	96
Assumed Return on Plan Assets	(104)	(15)	(119)	(104)	(15)	(119)	(104)	(12)	(116)
Amortization of Unrecognized Amounts	38	3	41	50	5	55	36	3	39
SFAS 88 Settlement Charge (1)	—	—	—	—	1	1	—	2	2

Total	$57	$5	$62	$65	$8	$73	$51	$6	$57

(1)	SFAS 88 refers to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
	2007		2006		2005
		Outside the		Outside the		Outside the
	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.

Discount Rate	5.90%	4.96%	5.00%	4.29%	5.80%	5.56%
Assumed Long-Term Rate of Return on Assets	8.50%	7.18%	8.75%	7.43%	8.75%	8.34%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	4.00%	3.54%	4.00%	3.60%	3.25%	4.52%

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2007, and Aug. 31, 2006, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,535	$1,671	$252	$270	$1,787	$1,941
Service cost	34	36	5	7	39	43
Interest cost	89	83	11	10	100	93
Plan participants’ contributions	—	—	1	1	1	1
Actuarial loss (gain)	33	(126)	(8)	(28)	25	(154)
Acquisitions (1)	23	—	—	—	23	—
Benefits paid	(129)	(129)	(11)	(18)	(140)	(147)
Plan amendments	2	—	—	(2)	2	(2)
Currency loss	—	—	14	12	14	12

Benefit Obligation at End of Period	$1,587	$1,535	$264	$252	$1,851	$1,787

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,271	$1,232	$204	$189	$1,475	$1,421
Actual return on plan assets	168	105	17	13	185	118
Employer contribution(2)	65	63	8	9	73	72
Plan participants’ contributions	—	—	1	1	1	1
Acquisitions (1)	23	—	—	—	23	—
Fair value of benefits paid(2)	(129)	(129)	(11)	(18)	(140)	(147)
Currency gain	—	—	14	10	14	10

Plan Assets at End of Period	$1,398	$1,271	$233	$204	$1,631	$1,475

Funded Status	189	264	31	48	220	312
Unrecognized Prior Service Cost(3)	N/A	(12)	N/A	1	N/A	(11)
Unrecognized Subsequent Loss(3)	N/A	(391)	N/A	(23)	N/A	(414)

Net Amount Recognized	$189	$(139)	$31	$26	$220	$(113)

(1)	Includes DPL acquisition in 2007.

(2)	Employer contributions and benefits paid include $6 million and $4 million paid from employer assets for unfunded plans in each of fiscal years 2007 and 2006, respectively.

(3)	On Aug. 31, 2007, the company adopted prospectively SFAS 158 and as required the Aug. 31, 2007 effects are recognized as a component of the ending balance of Accumulated Other Comprehensive Loss.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2007, and Aug. 31, 2006, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2007	2006	2007	2006

Discount Rate	6.05%	5.90%	5.38%	4.96%
Rate of Compensation Increase	4.30%	4.00%	3.22%	3.54%

In fiscal year 2008, pension expense, which will be determined using assumptions as of Aug. 31, 2007, is expected to increase compared with fiscal year 2007 expense. The company increased its discount rate assumption as of Aug. 31, 2007, to reflect current economic conditions of market interest rates.

The U.S. accumulated benefit obligation (ABO) as of Aug. 31, 2007, and Aug. 31, 2006, was $1.5 billion. The ABO for plans outside of the United States was $203 million and $195 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The projected benefit obligation (PBO), ABO, and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2007, and Aug. 31, 2006, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2007	2006	2007	2006	2007	2006

PBO	$1,564	$1,535	$107	$107	$1,671	$1,642
ABO	1,497	1,478	98	98	1,595	1,576
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	1,374	1,271	82	80	1,456	1,351

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2007, and Aug. 31, 2006, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2007	2006	2007	2006	2007	2006

PBO	$1,564	$1,535	$27	$107	$1,591	$1,642
ABO	1,497	1,478	23	98	1,520	1,576
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	1,374	1,271	7	80	1,381	1,351

As of Aug. 31, 2007, and Aug. 31, 2006, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:

Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2007	2006	2007	2006	2007	2006

Short-Term Pension Liability	$5	$—	$5	$4	$10	$4
Long-Term Pension Liability	185	25	49	54	234	79
Additional Minimum Liability	N/A	183	N/A	4	N/A	187
Pre-Tax Accumulated Other Comprehensive Loss	N/A	(335)	N/A	(3)	N/A	(338)
Long-Term Pension Asset	(1)	—	(23)	(32)	(24)	(32)
Other Intangible Assets	N/A	(12)	N/A	(1)	N/A	(13)

Net Amount Recognized	$189	$(139)	$31	$26	$220	$(113)

As of Aug. 31, 2007, Monsanto adopted SFAS 158, which requires employers to recognize the underfunded or overfunded status of a pension plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareowners’ equity. As a result of the implementation of SFAS 158, Monsanto recognized an after-tax increase in accumulated other comprehensive loss of $44 million. Monsanto also follows SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87). In accordance with SFAS 87, Monsanto recorded an additional minimum pension liability adjustment during fiscal years 2007 and 2006. The noncash adjustment recorded in fiscal year 2006 decreased postretirement liabilities by approximately $148 million, increased shareowners’ equity by approximately $90 million after-tax, decreased deferred income tax assets by approximately $56 million and decreased intangible assets for prior service costs by approximately $2 million. These adjustments were necessary to keep the recorded pension liability at least equal to the unfunded accumulated benefit obligation for the plans. The noncash charges to shareowners’ equity for these adjustments did not affect Monsanto’s results of operations, but they are reflected in other comprehensive income (loss) at Aug. 31, 2006.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets

U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2007, and Aug. 31, 2006, and the target allocation range for fiscal year 2008, by asset category, follow. The fair value of assets for these plans was $1.4 billion and $1.3 billion as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,
Asset Category	2008	2007	2006

Equity Securities	60 - 70%	66.8%	66.5%
Debt Securities	25 - 35%	28.5%	28.1%
Real Estate	2 - 8%	3.8%	4.0%
Other	0 - 3%	0.9%	1.4%

Total		100.0%	100.0%

The expected long-term rate of return on these plan assets was 8.50 percent in fiscal year 2007 and 8.75 percent in fiscal years 2006 and 2005. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and is adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.

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

In 2007, the company conducted an asset/liability study to determine the optimal strategic asset allocation to meet the plan’s projected long-term benefit obligations and desired funding status. The target asset allocation resulting from the asset/liability study is outlined in the previous table.

The plan’s investment fiduciaries are responsible for selecting investment managers, commissioning periodic asset/liability studies, setting asset allocation targets, and monitoring asset allocation and investment performance. The company’s pension investment professionals have discretion to manage assets within established asset allocation ranges approved by the plan fiduciaries.

Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2007, and Aug. 31, 2006, and the weighted-average target allocation range for fiscal year 2008, by asset category, follows. The fair value of plan assets for these plans was $233 million and $204 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

		Percentage of Plan Assets
	Target Allocation(1)	As of Aug. 31,
Asset Category	2008	2007	2006

Equity Securities	47%	44.6%	50.4%
Debt Securities	51%	52.2%	48.3%
Other	2%	3.2%	1.3%

Total		100.0%	100.0%

(1)	Monsanto’s plans outside the U.S. have a wide range of target allocations, and therefore the 2008 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average expected long-term rate of return on the plans’ assets was 7.2 percent in fiscal year 2007, 7.4 percent in fiscal year 2006 and 8.3 percent in fiscal year 2005. See the discussion in the U.S. Plans section of this note related to the determination of the expected long-term rate of return on plan assets.

Expected Cash Flows

Information about the expected cash flows for the pension benefit plans follows:

		Outside
(Dollars in millions)	U.S.	the U.S.

Employer Contributions 2008	$64	$7
Benefit Payments
2008	141	15
2009	137	17
2010	137	16
2011	141	16
2012	144	16
2013-2017	749	76

In September 2007, Monsanto voluntarily contributed $60 million to the U.S. qualified plan. No additional contributions to the U.S. qualified plan are currently planned in fiscal year 2008. The company may contribute additional amounts to the plan depending on the level of future contributions required. The remaining portion of expected contributions in 2008 relates to the non-qualified U.S. plan and plans outside of the United States. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plans.

NOTE 14. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER POST EMPLOYMENT BENEFITS

Monsanto-Sponsored Plans

Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for company-subsidized postretirement health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees who retired from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2007, 2006 and 2005, were $18 million, $33 million and $34 million, respectively.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides authoritative guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law on Dec. 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. FSP 106-2 was effective for Monsanto’s first quarter of fiscal year 2005. Final regulations necessary to implement the Act were released in January 2005, which resulted in a remeasurement of postretirement obligations. Accordingly, Monsanto estimated a reduction of the postretirement benefit obligation of approximately $46 million as of Aug. 31, 2005. The reduction in annual benefit cost recorded in fiscal years 2007, 2006 and 2005, was $4 million, $5 million and $4 million, respectively.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Service Cost for Benefits Earned During the Year	$11	$13	$12
Interest Cost on Benefit Obligation	17	16	18
Amortization of Unrecognized Net (Gain) Loss	(10)	4	4

Total	$18	$33	$34

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2007	2006	2005

Discount Rate	5.90%	5.00%	5.80%
Initial Trend Rate for Health Care Costs	7.00%	7.00%	8.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%

A 7 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. This assumption is consistent with the plans’ recent experience and expectations of future growth. The rate is assumed to decrease gradually to 5 percent for 2011 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on Total of Service and Interest Cost	$1	$(1)

Effect on Postretirement Benefit Obligation	$5	$(5)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006

Change in Benefit Obligation:
Benefit obligation at beginning of period	$287	$319
Service cost	11	13
Interest cost	17	16
Actuarial gain	(8)	(34)
Plan participant contributions	1	1
Medicare Part D subsidy receipts	1	1
Benefits paid(1)	(30)	(29)

Benefit Obligation at End of Period	$279	$287

Funded Status	$279	$287
Unrecognized Prior Service Credit(2)	N/A	8
Unrecognized Subsequent Gain(2)	N/A	4

Net Amount Recognized	$279	$299

(1)	Benefits paid under the other postretirement benefit plans include $30 million and $29 million from employer assets in fiscal years 2007 and 2006, respectively.

(2)	On Aug. 31, 2007, the company adopted SFAS 158 and as required the Aug. 31, 2007 effects are recognized as a component of the ending balance of Accumulated Other Comprehensive Loss.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2007, and Aug. 31, 2006, were as follows:

	Year Ended Aug. 31,
	2007	2006

Discount Rate	6.05%	5.90%
Initial Trend Rate for Health Care Costs(1)	7.00%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2007, this rate is assumed to decrease gradually to 5 percent for 2012 and remain at that level thereafter. Previously, the rate was assumed to decrease gradually to 5 percent for 2011.

As of Aug. 31, 2007, and Aug. 31, 2006, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2007	2006

Miscellaneous Short-Term Accruals	$25	$24
Postretirement Liabilities	254	275

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.

Expected Cash Flows

Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2008	$25
Benefit Payments(1)
2008	26
2009	26
2010	27
2011	27
2012	26
2013-2017	121

(1)	Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Act (as discussed above), which are estimated to be $2 million to $3 million annually from 2008 through 2012, and $11 million for the period 2013 through 2017.

Expected contributions include other postretirement benefits of $25 million to be paid from employer assets in 2008. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

Other Sponsored Plans

Other plans are offered to certain eligible employees. There is an accrual of $35 million and $42 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively, in the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated employment.

In accordance with local statutory requirements, Seminis sponsors retirement and severance plans at several of its foreign locations. The plans are administered based on the legislative and tax requirements in the country in which they are established. The related accrual for anticipated payments to be made to foreign employees upon retirement or termination recognized in the Statements of Consolidated Financial Position was $22 million and $17 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. EMPLOYEE SAVINGS PLANS

Monsanto-Sponsored Plans

The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to 25 percent of an employee’s eligible pay. Monsanto matches employee contributions to the plan with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). The Monsanto ESOP is leveraged by debt due to Monsanto. The debt, which was $12 million as of Aug. 31, 2007, is repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. The Monsanto ESOP debt was restructured in December 2004 to level out the future allocation of stock in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, including the increased diversification rights that were provided to certain participants, was completed in accordance with the best interests of plan participants. As a result of these enhancements related to the restructuring, a liability of $40 million was recorded as of Aug. 31, 2006, to reflect the ESOP enhancement. The liability balance as of Aug. 31, 2007, was $41 million.

As of Aug. 31, 2007, the Monsanto ESOP held 10.2 million shares of Monsanto common stock (allocated and unallocated). The unallocated shares of Monsanto common stock held by the ESOP are allocated each year to employee savings accounts as matching contributions in accordance with the terms of the Monsanto SIP. During fiscal year 2007, 0.9 million Monsanto shares were allocated specifically to Monsanto participants, leaving 3.7 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2007.

Contributions to the plan, representing compensation expense, are made annually in amounts sufficient to fund ESOP debt repayment. Monsanto contributed $2 million, less than $1 million and $1 million to the plan in 2007, 2006 and 2005, respectively. Dividends paid on the shares held by the Monsanto ESOP were $5 million in 2007 and $4 million in both 2006 and 2005. These dividends were greater than the cost of the shares allocated to the participants and the Monsanto contributions resulting in total ESOP expense of less than $1 million in 2007, 2006 and 2005.

Other Sponsored Plans

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

DPL maintains a qualified company-sponsored defined contribution savings plan covering eligible employees. Effective Aug. 5, 2007, this plan was frozen. While the plan permits annual discretionary employer matching contributions up to 6% of pay, no Company contributions have been made to the plan. Effective Aug. 6, 2007, DPL employees became eligible to participate in the Monsanto SIP. It is anticipated that the assets of the DPL Company Savings Plan that were allocated to the participants will be transferred to the Monsanto SIP on Jan. 1, 2008.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16. STOCK-BASED COMPENSATION PLANS

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

Stock-based compensation expense recognized under SFAS 123R was $63 million for 2006, which consisted of: (1) compensation expense for all unvested share-based awards outstanding as of Aug. 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense of $73 million was recognized under SFAS 123R in fiscal year 2007. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $3 million as of Aug. 31, 2007 and Aug. 31, 2006. No compensation cost was capitalized during fiscal year 2005. SFAS 123R amends SFAS No. 95, Statements of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS 123R on the Statement of Consolidated Operations and Statement of Consolidated Cash Flows.

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2007	2006

Cost of Goods Sold	$(7)	$(4)
Selling, General and Administrative Expenses (1)	(52)	(47)
Research and Development Expenses (2)	(14)	(12)

Total stock-based compensation expense included in operating expenses	(73)	(63)
Income From Continuing Operations Before Income Taxes	(73)	(63)
Income Tax Benefit	(26)	(23)

Net Loss	$(47)	$(40)

Basic and Diluted Loss per Share	$(0.09)	$(0.07)

Net Cash Required by Operating Activities	$(83)	$(98)
Net Cash Provided by Financing Activities	$83	$98

(1)	Includes $15 million and $13 million related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R for fiscal years 2007 and 2006, respectively.

(2)	Includes $1 million related to share-based awards for which compensation expense was being recognized prior to the adoption of SFAS 123R for fiscal year 2007.

Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and provide incentives for them to remain with the company. Monsanto issues stock option awards, restricted stock, and restricted stock units with performance conditions under three stock plans. Under the Monsanto Company Long-Term Incentive Plan, as amended (LTIP), formerly known as the Monsanto 2000 Management Incentive Plan, the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 78.5 million shares of Monsanto common stock. Other employees may be granted options under the Monsanto Company Broad-Based Stock Option Plan (Broad-Based Plan), which permits the granting of a maximum of 5.4 million shares of Monsanto common stock to employees other than officers and other employees subject to special reporting requirements. In January 2005, shareowners approved the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP), under which the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 24.0 million shares of Monsanto common stock. Under the LTIP, the option exercise price equals the fair market value of the common stock on the date of grant.

The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the board of directors. Generally, the options vest over three years, with one-third of the total award vesting

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Certain Monsanto employees outside the United States may receive stock appreciation rights as part of Monsanto’s stock compensation plans. In addition, certain employees on international assignment may receive phantom stock awards. Both awards entitle those employees to receive a cash amount determined by the appreciation in the fair market value of the company’s common stock between the date of the award and the date of exercise. As of Aug. 31, 2007, the fair value of stock appreciation rights and phantom stock was $1 million and $2 million, respectively. The fair value is remeasured at the end of each reporting period until exercised, and compensation expense is recognized over the requisite service period in accordance with SFAS 123R. Share-based liabilities paid related to stock appreciation rights was less than $1 million, $2 million and $1 million during fiscal years 2007, 2006 and 2005, respectively. Additionally, $1 million was paid related to phantom stock in fiscal 2007 and less than $1 million per year was paid in fiscal years 2006 and 2005.

Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each nonemployee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted common stock, deferred common stock, current cash and / or deferred cash. The Director Plan also provides that a nonemployee director will receive a grant of 3,000 shares of restricted stock upon commencement of service as a member of Monsanto’s board of directors which vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are automatically granted under the LTIP as provided for in the Director Plan. The fair value of awards granted under the Director Plan was $9 million as of Aug. 31, 2007. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award. There were no share-based liabilities paid under the Director Plan in 2007, 2006 or 2005. Additionally, 244,207 shares of directors’ deferred stock related to grants and dividend equivalents received in prior years were vested and outstanding at Aug. 31, 2007.

A summary of the status of the Monsanto plans for the periods from Sept. 1, 2004, through Aug. 31, 2007, follows:

		Outstanding
		Weighted-Average
	Shares	Exercise Price

Balance Outstanding Sept. 1, 2004	38,820,610	$11.16
Granted	7,717,948	21.15
Exercised	(16,231,368)	10.69
Forfeited	(941,598)	17.34

Balance Outstanding Aug. 31, 2005	29,365,592	13.86
Granted	5,994,560	29.60
Exercised	(9,468,690)	12.15
Forfeited	(448,686)	24.83

Balance Outstanding Aug. 31, 2006	25,442,776	18.01
Granted	4,326,010	44.35
Exercised	(5,623,543)	14.90
Forfeited	(343,749)	36.46

Balance Outstanding Aug. 31, 2007	23,801,494	$23.27

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto stock options outstanding as of Aug. 31, 2007, are summarized as follows:

	Options Outstanding				Options Exercisable
						Weighted-		Aggregate
		Weighted-Average	Weighted-	Aggregate		Average	Weighted-	Intrinsic
		Remaining	Average	Intrinsic Value(1)		Remaining	Average	Value(1)
Range of		Contractual Life	Exercise Price	(dollars in		Contractual Life	Exercise Price	(dollars in
Exercise Price	Shares	(Years)	per Share	millions)	Shares	(Years)	per Share	millions)

$7.32 - $10.00	5,488,887	4.38	$8.86	$334	5,488,887	4.38	$8.86	$334
$10.01-$20.00	3,932,770	5.73	$15.74	$212	3,932,770	5.73	$15.74	$212
$20.01-$30.00	9,979,717	7.43	$25.06	$446	4,415,337	7.09	$23.82	$203
$30.01-$70.06	4,400,120	9.03	$43.89	$114	102,205	7.68	$36.29	$4

	23,801,494	6.74	$23.27	$1,106	13,939,199	5.64	$15.74	$753

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Monsanto’s closing stock price of $69.74 as of Aug. 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

At Aug. 31, 2007, 21,198,978 non-qualified stock options were vested or expected to vest. The weighted average remaining contractual life of these stock options was 6.66 years and the weighted average exercise price was $23.13 per share. The aggregate intrinsic value of these stock options was $988 million at Aug. 31, 2007.

The weighted-average grant-date fair value of non-qualified stock options granted during fiscal 2007, 2006 and 2005 was $13.63, $9.59 and $5.08, respectively, per share. The total pre-tax intrinsic value of options exercised during the fiscal years ended 2007, 2006 and 2005 was $238 million, $270 million and $268 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $38 million as of Aug. 31, 2007, and will be recognized as expense over a weighted-average period of 1.8 years.

A summary of the status of Monsanto’s restricted stock, restricted stock units, and directors’ deferred stock compensation plans for fiscal year 2007 follows:

		Weighted-Average		Weighted-		Weighted-Average
	Restricted	Grant Date Fair	Restricted	Average Grant	Directors’	Grant Date Fair
	Stock	Values	Stock Units	Date Fair Values	Deferred Stock	Value

Nonvested as of Aug. 31, 2006	156,600	$23.46	569,600	$30.86	—	—
Granted	83,500	$50.13	304,380	$48.00	19,471	$46.90
Vested	64,768	$16.64	327,120	$31.93	19,471	$46.90
Forfeitures	7,832	$30.64	4,628	$31.48	—	—

Nonvested as of Aug. 31, 2007	167,500	$39.05	542,232	$39.83	—	—

The weighted-average grant-date fair value of restricted stock granted during fiscal years 2007, 2006 and 2005 was $50.13, $30.09 and $27.23, respectively, per share. The weighted average fair value for restricted stock units was $48.00 and $29.44 on the grant date for those granted during fiscal years 2007 and 2006, respectively, and $31.92 upon adoption of SFAS 123R for those granted during fiscal year 2005. The weighted-average grant-date fair value of directors’ deferred stock granted during fiscal 2007, 2006 and 2005 was $46.90, $31.46 and $18.27, respectively, per share. The total fair value of restricted stock that vested during fiscal years 2007, 2006, and 2005 was $1 million, $3 million and less than $1 million, respectively. The total fair value of restricted stock units that vested during fiscal years 2007 and 2006 was $10 million and $7 million, respectively. No restricted stock units vested during fiscal year 2005. The total fair value of directors’ deferred stock vested during fiscal years 2007, 2006 and 2005 was $1 million per year.

Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $4 million and $19 million, respectively, as of Aug. 31, 2007, which will be recognized as expense over the weighted-average remaining requisite service periods. At Aug. 31, 2007, there was no unrecognized compensation expense related to directors’ deferred stock. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 2.3 years and 1.8 years, respectively, as of Aug. 31, 2007.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	2007	2006	2005
Assumptions	Lattice-binomial		Black-Scholes

Expected Dividend Yield	1.0%	1.1%	1.44%
Expected Volatility	28%-33%	32%-36%	32.81%
Weighted-Average Volatility	29.5%	33.2%	N/A
Risk-Free Interest Rates	4.42%-5.05%	4.22%-5.02%	2.62%
Weighted-Average Risk-Free Interest Rate	4.6%	4.4%	N/A
Expected Option Life (in years)	5.8	5.9	4.0

In accordance with the modified prospective transition method, Monsanto’s consolidated financial statements for periods prior to fiscal year 2006 have not been restated and do not include the impact of SFAS 123R. Accordingly, no compensation expense related to stock option awards was recognized in 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and income per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption for SFAS 123R. Stock-based compensation expense of $15 million included in net income for 2005 was related to expense for awards of restricted stock, restricted stock units, stock appreciation rights and awards granted under the Director Plan. For purposes of this pro forma disclosure, the estimated fair value of the award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2005

Net Income:
As reported	$255
Add: Stock-based compensation expense included in reported Net Income, net of tax	9
Less: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(33)

Pro forma	$231

Basic Income per Share:
As reported	$0.48
Pro forma	$0.43
Diluted Income per Share:
As reported	$0.47
Pro forma	$0.42

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. The excess benefits totaled $83 million, $98 million and $94 million for the fiscal years ended 2007, 2006 and 2005, respectively, and were recorded as an increase to additional paid-in capital.

NOTE 17. CAPITAL STOCK

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

There were no shares of preferred stock outstanding as of Aug. 31, 2007, or Aug. 31, 2006. As of Aug. 31, 2007, and Aug. 31, 2006, 545.6 and 543.2 million shares of common stock were outstanding, respectively. In addition, 108 million shares of common stock were approved for employee and director stock options, of which 22 million and 26 million were remaining in reserve at Aug. 31, 2007, and Aug. 31, 2006, respectively.

In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. Through Aug. 31, 2007, a total of 6.2 million shares for $311 million, excluding commissions, had been repurchased under the $800 million authorization.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS

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

	As of Aug. 31,
(Dollars in millions)	2007	2006	2005

Accumulated Foreign Currency Translation Adjustments	$(154)	$(402)	$(593)
Net Unrealized Gains on Investments, Net of Tax	—	18	7
Net Accumulated Derivative Loss, Net of Tax	(14)	(28)	(2)
Minimum Pension Liability, Net of Tax	(165)	(211)	(301)
Impact of Adoption of SFAS 158, Net of Tax	(44)	—	—

Accumulated Other Comprehensive Loss	$(377)	$(623)	$(889)

NOTE 19. EARNINGS (LOSS) PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. Diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. These dilutive potential common shares consisted of 11 million, 12 million and 12 million, in fiscal years 2007, 2006 and 2005, respectively. Less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the years ended Aug. 31, 2007 and 2006. Similarly, approximately 0.2 million stock options were excluded from the computation for the year ended Aug. 31, 2005. Of those antidilutive options, less than 0.1 million stock options were

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

excluded from the computations of dilutive potential common shares for the fiscal years ended Aug. 31, 2007 and 2006, and approximately 0.2 million stock options were excluded at Aug. 31, 2005, as their exercise prices were greater than the average market price of common shares for the period.

	Year Ended Aug. 31,
(Shares in millions)	2007	2006	2005

Weighted-Average Number of Common Shares	544.1	540.0	533.6
Dilutive Potential Common Shares	10.9	11.6	11.7

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes during fiscal years 2007, 2006 and 2005 were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Interest	$111	$118	$128
Taxes	482	180	83

During fiscal years 2007, 2006 and 2005, the company recorded the following noncash investing and financing transactions:

•	In fourth quarter 2007, 2006 and 2005, the board of directors declared a dividend payable in first quarter 2008, 2007 and 2006, respectively. As of Aug. 31, 2007, 2006 and 2005, a dividend payable of $96 million, $55 million and $46 million, respectively, was recorded.

•	During fiscal years 2007, 2006 and 2005, the company recognized noncash transactions related to acquisitions. See Note 4 — Business Combinations — for details of adjustments to goodwill.

•	In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. Through Aug. 31, 2007, the company acquired 6.2 million shares for $311 million. As of Aug. 31, 2006, $6 million was included in accrued liabilities.

•	In second quarter 2007, intangible assets and a liability in the amount of $15 million were recorded as a result of minimum payment provisions under a license agreement. See Note 8 — Goodwill and Other Intangible Assets — for further discussion of the agreement.

•	In second quarter 2006, an intangible asset and a liability in the amount of $61 million were recorded as a result of minimum annual royalty provisions in the UC license agreement described in Note 8 — Goodwill and Other Intangible Assets.

•	During fiscal year 2005, the company recognized a noncash transaction related to a customer financing program in Brazil. See Note 6 — Customer Financing Programs — for further discussion of the program and the related noncash transaction.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 21. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2007.

	Payments Due by Fiscal Year Ending Aug. 31,
							2013 and
(Dollars in millions)	Total	2008	2009	2010	2011	2012	beyond

Total Debt	$1,420	$270	$3	$1	$1	$485	$660
Interest Payments Relating to Total Debt(1)	1,124	93	75	75	75	75	731
Operating Lease Obligations	205	91	30	21	15	13	35
Purchase Obligations:
Uncompleted additions to property	293	290	1	1	1	—	—
Commitments to purchase inventories	668	521	36	31	29	23	28
Commitments to purchase breeding research	938	45	45	45	44	44	715
R&D alliances and joint venture obligations	94	27	23	17	17	8	2
Other purchase obligations	92	53	25	12	1	—	1
Other Liabilities	150	71	6	6	6	5	56

Total Contractual Obligations	$4,984	$1,461	$244	$209	$189	$653	$2,228

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2007.

Rent expense was $133 million for fiscal year 2007, $99 million for fiscal year 2006, and $83 million for fiscal year 2005.

Guarantees: Monsanto provides guarantees on behalf of certain suppliers. As of Aug. 31, 2007, a guarantee is outstanding to a bank that financed construction of a supplier’s plant. This plant supplies certain raw materials to a Monsanto facility in Brazil. The term of this guarantee is equivalent to the term of the financing agreements, which are to be paid during calendar year 2008. If the supplier fails to pay the obligations when due, Monsanto would incur a liability to make these payments. As of Aug. 31, 2007, the maximum potential amount of future payments under this guarantee was $5 million with respect to principal, plus additional amounts with respect to interest and related expenses. Monsanto believes that it is not likely to incur a loss under this guarantee, and it has therefore not recorded any liability related to its obligation under this guarantee. If Monsanto were to incur a loss under this guarantee, Monsanto would have recourse against the supplier and the shareowners of the supplier’s parent company pursuant to an agreement entered into by the parties.

Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

In fiscal year 2005, Monsanto established a 100% owned finance subsidiary in Canada. The new subsidiary issued debt securities of $150 million, which are outstanding as of Aug. 31, 2007, and which are fully and unconditionally guaranteed by Monsanto. There are no significant restrictions on Monsanto’s ability to obtain funds from the finance subsidiary by dividend or loan.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements, and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of $3 million as of fiscal years 2007 and 2006, related to these indemnifications.

Monsanto provides guarantees for certain customer loans in the United States, Brazil, Europe and Argentina. See Note 6 — Customer Financing Programs — for additional information.

Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation and Indemnification” section of this note.

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2007, and Aug. 31, 2006, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2007	2006

U.S. Agricultural Product Distributors	$654	$504
European Agricultural Product Distributors	456	413
Argentina(1)	132	126
Brazil(1)	65	315
Mexico(1)	53	63
Asia-Pacific(1)	149	125
Canada(1)	70	80
Other	137	127

Gross Trade Receivables	1,716	1,753
Less: Allowance for Doubtful Accounts	(217)	(298)

Net Trade Receivables	$1,499	$1,455

(1)	Represents customer receivables within the specified geography.

In fiscal year 2007, trade receivables related to U.S. agricultural product distributors increased primarily because of higher sales. The company’s receivables focus continues to be on the key agricultural markets of Argentina and Brazil. Net trade receivables in Argentina and Brazil were as follows:

	As of Aug. 31,
(Dollars in millions)	2007	2006

Argentina	$81	$77
Brazil	57	198

In fiscal 2007, the agriculture economy in Brazil benefited from strong global commodity prices. As part of Monsanto’s continuous effort to manage its Brazilian risk against possible market and foreign exchange volatility, Monsanto continued to monitor its credit policy, expanded its grain-based collection system, and increased cash sales in 2007. Net trade receivables related to Brazil decreased in 2007 compared to 2006 primarily as a result of higher customer collections and a reclassification of certain trade receivables which were determined to not be collected within one year. As a result of this determination, the gross trade receivables and the related allowance for doubtful trade receivables were reclassified to long-

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

term notes receivable. For further details on the allowance for doubtful trade receivables, see Note 5 — Trade Receivables. Net receivables as a percent of sales in Brazil have improved from 36% in 2006 to 8% in 2007.

Remediation Obligations: Monsanto’s Statements of Consolidated Financial Position include accrued liabilities of $33 million as of Aug. 31, 2007, and $26 million as of Aug. 31, 2006, for the remediation of Monsanto’s existing and Pharmacia’s former agricultural manufacturing facilities and certain off-site disposal and formulation facilities. There is currently no material range of loss in excess of the amount recorded for these sites. It is possible that new information about these sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto, or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses at these sites may be affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other potentially responsible parties. Monsanto does not expect the resolution of such uncertainties to have a material adverse effect on its financial position, profitability, or liquidity. The amounts described above do not include Solutia environmental liabilities that Monsanto expects to fund on behalf of Pharmacia. See “Litigation and Indemnification” below for a discussion of amounts accrued in connection with Solutia’s environmental liabilities.

Litigation and Indemnification: Monsanto is involved in various legal proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These include proceedings to which Monsanto is a party in its own name, proceedings to which Pharmacia is a party but that Monsanto manages and for which Monsanto is responsible, and proceedings that Monsanto is managing related to Solutia’s Assumed Liabilities (defined below). Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. Although the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity, excluding liabilities relating to Solutia. Specific information with respect to these proceedings appears below and in Part I — Item 3 — Legal Proceedings of this report.

Certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Three complaints filed in October 1999 are being handled collectively and involve approximately 16,800 plaintiffs. The plaintiffs allege that they were exposed to Agent Orange and that as a result they suffered injuries or their children suffered birth defects. In 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims on the basis of lack of causation and statutes of limitations. On Jan. 26, 2006, the Seoul High Court affirmed the denial of any recovery for approximately 10,000 plaintiffs, stating they had failed to show that any injuries they claimed were caused by exposure to the Agent Orange. In addition, for approximately 6,800 plaintiffs, the Seoul High Court reversed the decision of the Seoul District Court and awarded damages jointly against Dow Chemical and the former Monsanto Company in the amount of $62 million, plus prejudgment interest in the amount of approximately $30 million and post judgment interest at the rate of 20 percent per annum. On Feb. 17, 2006, Dow Chemical and the former Monsanto Company filed a notice of appeal with the Korean Supreme Court, as did the plaintiffs. Management does not believe it is probable that Monsanto will incur this liability, and accordingly, has not recorded a charge for the judgment.

On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The court will now set a schedule for proceeding on the merits of the case.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia is seeking relief from paying certain liabilities, including some or all of Solutia’s Assumed Liabilities. Solutia may retain responsibility for all or a portion of Solutia’s Assumed Liabilities. However, if Solutia is discharged from all or a portion of Solutia’s Assumed Liabilities, Monsanto may be required to indemnify Pharmacia for all or a portion of them. Monsanto is participating in the Chapter 11 proceeding as a creditor of Solutia and will act as appropriate to protect Monsanto’s interests and the interests of its shareowners. Pharmacia or Monsanto may have defenses to payment obligations for some or all of Solutia’s Assumed Liabilities, and Monsanto has legal claims against Solutia. Following is a description of the current status of Monsanto’s claims against Solutia, the treatment of such claims and certain of the proceedings related to Solutia’s bankruptcy:

•	On April 20, 2004, Solutia filed a complaint for declaratory judgment against Pharmacia and Monsanto that, among other things: (i) any and all rights that Pharmacia and Monsanto have against Solutia for indemnification pursuant to the Distribution Agreement are “claims” that arose before Solutia filed its bankruptcy petition and may be discharged in the Chapter 11 proceeding; and (ii) the Distribution Agreement has been fully performed. On May 7, 2004, the Official Committee of Retirees (Retirees’ Committee) filed a complaint for declaratory judgment against Solutia, Pharmacia and Monsanto that Pharmacia and Monsanto share responsibility for providing certain benefits to certain retirees and must pay certain benefits to certain retirees if Solutia reduces or terminates retiree benefits. The Retirees’ Committee also seeks to have the Bankruptcy Court declare all claims held by Pharmacia and Monsanto subordinate to the retiree claims. Monsanto believes it has meritorious defenses to assert in each of these matters. This litigation is being stayed because an agreement in principle (AIP) (described more fully below) has been reached to support a consensual reorganization plan for Solutia. The AIP and the Revised Plan (defined and described more fully below) provide for a settlement and release for Monsanto and Pharmacia for the matters raised in Solutia’s complaint and the Retirees’ Committee’s complaint. As part of the confirmation process for the Revised Plan, Solutia has filed a motion to approve its settlement with Monsanto and Pharmacia and seek Court authority to settle the same matters raised in Solutia’s complaint and the Retirees’ Committee’s complaint.

•	Monsanto filed its initial proof of claim on Nov. 29, 2004. By order of the Bankruptcy Court, Monsanto and Pharmacia amended their initial proofs of claim by June 30, 2007, for additional out-of-pocket costs incurred, which claims are subject to further amendment(s) as additional costs are incurred. Monsanto and Pharmacia have reserved the right to file additional claims on behalf of third parties who have not previously filed claims against Solutia, as may be permitted under the Rules of Bankruptcy Procedure.

•	On March 7, 2005, the Official Committee of Equity Security Holders of Solutia (Equity Committee) filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia’s spinoff, and Solutia’s indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Equity Committee’s Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto’s and Pharmacia’s claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On Sept. 14, 2006, the Bankruptcy Court determined that the Equity Committee lacks standing to pursue

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Solutia’s claims against Pharmacia and Monsanto but that the Equity Committee has standing to pursue its own objections to the claims of Pharmacia and Monsanto. Pharmacia and Monsanto intend to challenge any pursuit of claims by the Equity Committee. This litigation is also being stayed because the AIP has been reached to support a consensual reorganization plan for Solutia. The AIP and the Revised Plan (defined and described more fully below) provide for a settlement and release for Monsanto and Pharmacia for the matters raised in the Equity Committee’s Complaint and Objection to Claim. As part of the confirmation process for the Revised Plan, Solutia has filed a motion to approve its settlement with Monsanto and Pharmacia and seek Bankruptcy Court authority to settle the same claims alleged by the Equity Committee in its lawsuit against Monsanto and Pharmacia.

•	On Dec. 16, 2005, Solutia filed a complaint against Pharmacia and Monsanto to recover alleged preferential transfers from Monsanto and avoid the transfers of certain liabilities allegedly fraudulently transferred to Solutia by Pharmacia and Monsanto. Concurrent with this filing, Solutia announced that it filed this action to preserve the legal rights of its bankruptcy estate, and it has made no decision to pursue this action. The complaint is redundant in many respects to other pending actions filed against Monsanto and Pharmacia by other constituents in the case (including the Equity Committee and the Retirees’ Committee). This litigation is also currently stayed, and the matters raised in Solutia’s complaint are being resolved under the AIP. As part of the confirmation process for the Revised Plan, Solutia has filed a motion to approve its settlement of these claims with Pharmacia and Monsanto and seek Bankruptcy Court authority to settle the same matters raised in Solutia’s complaint.

•	Solutia, the Official Committee of Unsecured Creditors (Creditors’ Committee), the Retirees’ Committee, Monsanto and Pharmacia have agreed to stay all litigation in the bankruptcy proceedings, which stay remains in force and effect, subject to any party’s right to issue a termination notice. No termination notice has been issued and no such notice is expected to be issued in the near term, because the AIP has been reached to support a consensual reorganization plan for Solutia.

•	On Aug. 17, 2007, the AIP was reached among Solutia, Monsanto, Pharmacia, the Creditors’ Committee, the Retirees’ Committee, the Ad Hoc Solutia Trade Claims Committee, the Ad Hoc Committee of Solutia Noteholders, and the Equity Committee. The AIP (i) forms the basis for a consensual plan of reorganization for Solutia; (ii) resolves all pending litigation and objections including Solutia’s, the Retirees’ Committee’s and the Equity Committee’s complaints against Monsanto and Pharmacia (described above); and (iii) provides Solutia with significant relief from certain of Solutia’s Assumed Liabilities. The AIP has been incorporated into a revised plan of reorganization (Revised Plan) and revised disclosure statement (Revised Disclosure Statement) which were filed in the Bankruptcy Court on Oct. 15, 2007. The Revised Plan will ultimately be subject to approval by the Court.

•	The terms of the AIP have been incorporated into the Revised Plan and Revised Disclosure Statement. Monsanto’s contribution commitment to Solutia under the Revised Plan would be similar to that described in Solutia’s original Plan of Reorganization filed on Feb. 14, 2006, with the exception that Monsanto will not backstop a $250 million rights offering to certain unsecured creditors who will be given the opportunity to purchase the common stock of Reorganized Solutia. Consistent with Solutia’s original reorganization plan, under the Revised Plan with regard to Solutia’s Assumed Liabilities, Monsanto will (i) accept financial responsibility for toxic tort litigation relating to Pharmacia’s chemical business that occurred prior to Sept. 1, 1997; (ii) accept financial responsibility for environmental remediation obligations at sites relating to Pharmacia’s chemical business which Solutia never owned or operated; and (iii) share financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois, provided that Solutia would pay the first $50 million, Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia’s Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility for costs equally. However, because of the length of Solutia’s bankruptcy proceeding, Monsanto has already spent $70 million for offsite environmental remediation and related legal costs in Anniston, Alabama, and Sauget, Illinois, as of Aug. 31, 2007. Under the Revised Plan, Monsanto would receive cash reimbursement for environmental remediation payments made at Anniston, Alabama, and Sauget, Illinois, during the course of Solutia’s Chapter 11 case in excess of $50 million. The Revised Plan also provides for a comprehensive retiree settlement and includes a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance, and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997. In consideration for Monsanto’s contributions in

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Revised Plan, the resolution of Monsanto’s claims in Solutia’s Chapter 11 case, and settlement of ongoing and potential litigation in the case, among other things, on the effective date of the Revised Plan, Monsanto would receive $175 million in cash from Solutia from the proceeds of an offering of approximately 17 percent of common stock of Reorganized Solutia for eligible Solutia equity holders; provided, however, that if the proceeds from the offering are less than $175 million, Monsanto would receive (i) cash equal to the aggregate proceeds of the sale of Solutia’s new common stock to eligible Solutia equity holders, plus (ii) a number of shares of Solutia’s new common stock equal to the difference between the number of shares equal to 17 percent of Solutia’s new common stock and the number of shares of Solutia’s new common stock that were sold to eligible equity holders in the offering. The Revised Plan would also provide for a settlement and release for Monsanto and Pharmacia for the litigation filed by Solutia, the Retirees’ Committee, and the matters raised in the Equity Committee’s Complaint and Objection to Claim, as discussed above.

•	The Bankruptcy Court held a hearing on Oct. 19, 2007, to consider the legal adequacy of the Revised Disclosure Statement which accompanies the Revised Plan. At that hearing, the Court determined that the Revised Disclosure Statement provides sufficient information for creditors and other parties to make an informed decision to vote on the Revised Plan, and has scheduled Nov. 29, 2007, as the date for confirmation hearings to consider (i) approval or “confirmation” of the Revised Plan, and (ii) the various settlements by and between Solutia, Pharmacia, Monsanto, the Retirees’ Committee, the Equity Committee, and others, which are integrated into the Revised Plan. Prior to conducting confirmation hearings, the Revised Plan and Revised Disclosure Statement would be distributed to all parties for voting purposes. If the Court confirms the Revised Plan (or further amendments to the Revised Plan) and the various settlements which are integrated into the Revised Plan, Solutia would emerge from Chapter 11 thereafter. If the Bankruptcy Court determines that Solutia’s proposed settlement with Monsanto and Pharmacia does not meet the requisite legal standard and/or the requisite number or amount of Solutia’s creditors do not vote to accept the Revised Plan, the Revised Plan will not be approved. In such event, it is unknown whether or when an amended reorganization plan would be filed, or if an amended reorganization plan is filed, what the terms of an amended plan of reorganization might include. However, in such event, Monsanto would continue to discuss a negotiated resolution of unresolved issues in Solutia’s Chapter 11 proceeding and support Solutia’s efforts to reorganize as a viable company.

Both immediately prior to and since its Chapter 11 filing, Solutia failed to perform its obligations relating to some of Solutia’s Assumed Liabilities. Monsanto believes Solutia is required to meet its obligations unless and until those obligations are discharged by the Bankruptcy Court. However, in order to protect Pharmacia’s and Monsanto’s interests until that issue is resolved, pursuant to Monsanto’s obligation to indemnify Pharmacia and on an interim basis, Monsanto has assumed the management and defense of certain third-party tort litigation and funded some of Solutia’s environmental obligations. In the process of managing such litigation and environmental liabilities, and through Monsanto’s involvement in the bankruptcy process, Monsanto determined that it was probable that Monsanto would incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, Monsanto determined that it was appropriate to establish a reserve for such expenses based on the best estimates by Monsanto’s management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million (the Solutia-related charge or the charge) was recorded in Monsanto’s first quarter fiscal 2005 results. As of Aug. 31, 2007, $182 million was recorded in the Statement of Consolidated Financial Position ($63 million in current liabilities and $119 million in other liabilities).

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A portion of the charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter of fiscal year 2005. In fiscal year 2007, interest expense of $3 million was recognized for the accretion of the discounted amount. The following table provides a detailed summary of the discounted and undiscounted amounts included in the charge.

(Dollars in millions)

Undiscounted Portion:
Amount accrued in first quarter fiscal year 2005	$86
Amount accrued and paid during first quarter fiscal year 2005	21

Aggregate Undiscounted Amount	107

Discounted Portion:
Expected payment (undiscounted) for 2005:	29
2006	26
2007	18
2008	7
2009	5
Undiscounted aggregate expected payments after 2009	137

Aggregate Amount to be Discounted as of Nov. 30, 2004	222
Discount, as of Nov. 30, 2004	(45)

Aggregate Discounted Amount Accrued in First Quarter Fiscal Year 2005	177

Total Charge Recognized in First Quarter Fiscal Year 2005	$284

Payments	(49)
Accretion	4

Balance Aug. 31, 2005	$239
Payments	(34)
Accretion	5

Balance Aug. 31, 2006	$210
Payments	(33)
Accretion	3
Additional charge recognized in fiscal year 2007	2

Balance Aug. 31, 2007	$182

Monsanto believes that the Solutia-related charge represents the discounted cost that Monsanto would expect to incur in connection with these litigation and environmental matters. Monsanto expects to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. Actual costs to Monsanto may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in the charge may arise in the future, and Monsanto may also manage, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and Monsanto.

The charge does not reflect any insurance reimbursements, any recoveries Monsanto might receive through the bankruptcy process, or any recoveries Monsanto might receive through actions that it is pursuing on Pharmacia’s behalf with regard to the Anniston, Alabama, Sauget, Illinois, and Lower Passaic River, New Jersey, sites. Receivables of $19 million were recorded as of Aug. 31, 2007 ($16 million was recorded in miscellaneous receivables and $3 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of Monsanto’s settlement payments for certain litigation related to Anniston, Alabama. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $140 million.

In September 2003, the state and federal courts approved a global settlement of certain PCB litigation: Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama); and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). Monsanto, Solutia and Pharmacia are each responsible for paying the full amount of the settlement. However, they agreed among themselves that Solutia would pay $50 million of the settlement amount over the next 11 years or more. Solutia has made four payments of $5 million each through September 2007, and is obligated to continue making its settlement payments under the terms of the AIP and the Revised Plan. Monsanto paid $150 million of its share of the $550 million cash settlement in August 2003, and the remaining $400 million was paid in September 2003. Also in connection with that settlement, Solutia agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share. Solutia did not execute a final warrant agreement or issue or deliver the warrants and, therefore, Monsanto has not recorded the warrants in its financial statements. Monsanto has made a claim for its unreimbursed

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

settlement contribution in the course of the Chapter 11 proceeding. Solutia’s obligation to issue the warrants would be resolved if the AIP and the Revised Plan become effective and binding.

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

Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s third-party tort litigation, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins, and other chemical and premises liability litigation. The following describes the significant litigation matters reflected in the Solutia-related charge.

On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing is set for Oct. 29, 2007. On Oct. 1, 2007, 78 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia and Apogee Coal Company, LLC. Except for the name of the plaintiff, each complaint is identical and each alleges personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5T (1949-1969) and thereafter. These cases are related to, and were filed in the same court as, the Allen action described above.

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

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto is performing various remedial activities at the IndustriPlex site in Woburn, Massachusetts. In January 2006, the EPA published a Record of Decision identifying additional remedial work it anticipates for the Aberjona River, which is downstream of the IndustriPlex Site. On behalf of Pharmacia, Monsanto is finalizing an agreement with the EPA under which it and another party will perform this work.

NOTE 22. SEGMENT AND GEOGRAPHIC DATA

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable operating segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, vegetable and fruit seeds and all other crops seeds and traits. After the acquisition of DPL in 2007, Monsanto identified cotton seed and traits as an additional significant operating segment within the Seeds and Genomics segment. The Agricultural Productivity segment consists of the crop protection products, animal agriculture businesses and lawn-and-garden herbicide products. Within the Agricultural Productivity segment, the significant operating segments are Roundup and other glyphosate-based products and all other agricultural products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2007. Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments is presented in the table that follows.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Net Sales(1)
Corn seed and traits	$2,807	$1,793	$1,494
Soybean seed and traits	901	960	889
Cotton seed and traits	319	376	335
Vegetable and fruit seed	612	569	226
All other crops seeds and traits	325	280	289

Total Seeds and Genomics	$4,964	$3,978	$3,233

Roundup and other glyphosate-based herbicides	$2,568	$2,262	$2,049
All other agricultural products	1,031	1,054	993

Total Agricultural Productivity	$3,599	$3,316	$3,042

Total	$8,563	$7,294	$6,275

EBIT(2)(3)
Seeds and Genomics	$905	$794	$374
Agricultural Productivity	471	301	(27)

Total	$1,376	$1,095	$347

Depreciation and Amortization Expense(4)
Seeds and Genomics	$347	$328	$302
Agricultural Productivity	180	191	186

Total	$527	$519	$488

Equity Affiliate Expense
Seeds and Genomics	$34	$31	$31
Agricultural Productivity	—	—	—

Total	$34	$31	$31

Total Assets(5)
Seeds and Genomics	$8,872	$7,499	$6,380
Agricultural Productivity	4,111	4,229	4,199

Total	$12,983	$11,728	$10,579

Property, Plant and Equipment Purchases
Seeds and Genomics	$427	$294	$185
Agricultural Productivity	82	76	96

Total	$509	$370	$281

Investment in Equity Affiliates
Seeds and Genomics	$51	$49	$47
Agricultural Productivity	—	—	—

Total	$51	$49	$47

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Seeds and Genomics EBIT includes income of $45 million, income of $6 million and a loss of $36 million from discontinued operations for fiscal years 2007, 2006 and 2005, respectively. Agricultural Productivity EBIT includes a loss of $2 million, a loss of $5 million and income of $11 million from discontinued operations for fiscal years 2007, 2006 and 2005, respectively.

(4)	Seeds and Genomics depreciation and amortization expense includes $10 million, $10 million and $4 million from discontinued operations for fiscal years 2007, 2006 and 2005, respectively.

(5)	Includes assets recorded in continuing operations and discontinued operations.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of EBIT to net income for each year follows:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

EBIT(1)	$1,376	$1,095	$347
Interest Expense — Net	17	79	75
Income Tax Provision(2)	366	327	17

Net Income	$993	$689	$255

(1)	Includes the income (loss) from operations of discontinued businesses, the pre-tax cumulative effect of accounting change and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on minority interest, the income tax benefit (provision) on discontinued operations, and the income tax benefit on the cumulative effect of a change in accounting principle.

Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Latin America is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers Excluding Inter-area Sales			Long-Lived Assets
	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2007	2006	2005	2007	2006

United States	$4,845	$4,151	$3,294	$4,805	$3,420
Latin America	1,580	1,281	1,239	871	863
Europe-Africa	1,262	1,061	973	1,003	794
Asia-Pacific	552	528	497	409	466
Canada	324	273	272	81	98

Total	$8,563	$7,294	$6,275	$7,169	$5,641

NOTE 23. OTHER EXPENSE — NET

The significant components of other expense (income) were equity affiliate expense, foreign currency transaction losses, and in 2007 a donation of long-term equity securities. See Note 24 — Equity Affiliates — for information regarding the majority of equity affiliate expense.

NOTE 24. EQUITY AFFILIATE

Renessen LLC, Monsanto’s joint venture with Cargill, Incorporated, has developed and plans to commercialize a proprietary grain processing technology, marketed under the name Extrax™. This technology separates corn into three high-value fractions: a high-starch fraction, ideal for ethanol fermentation; food-grade corn oil, valuable as a non-trans fat oil solution or for biodiesel; and a nutrient-rich meal that can be used as a corn replacement in animal feed rations. The Extrax™ technology will be licensed by Renessen to North American ethanol manufacturers interested in optimizing the operation of ethanol plants and diversifying the income streams generated by the traditional dry grind ethanol manufacturing process. Monsanto owns 50 percent of Renessen and has equal governance and funding rights and responsibilities with Cargill. Cargill has agreed to grant Renessen an exclusive right and license to Cargill’s intellectual property related to this corn processing technology needed for Renessen to pursue its business plan and receive rights to use intellectual property developed by Renessen in other specified areas. Both Cargill and Monsanto provide specified services to Renessen for a fee.

As of Aug. 31, 2007, Monsanto performed the majority of Renessen’s upstream research and development activities. During fiscal years 2007, 2006 and 2005, Monsanto performed R&D services of $40 million, $44 million and $42 million, respectively, for Renessen, which was recovered at cost. The fair value of performing these services approximates the recovered costs. Monsanto’s investment in Renessen, including outstanding advances, was $2 million and $6 million as of Aug. 31, 2007, and Aug. 31, 2006, respectively. Equity affiliate expense from Renessen was $36 million in fiscal year 2007, $34 million in fiscal year 2006, and $33 million in fiscal year 2005, and represented substantially all of equity affiliate expense.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 25. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising Costs: Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative (SG&A) expenses as they were incurred, or expensed ratably during the year in relation to revenues or certain other performance measures. Advertising costs were $84 million, $84 million and $65 million in 2007, 2006 and 2005, respectively.

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

Monsanto is obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds that vary by program year. The commission due to Scotts is accrued monthly and is included in SG&A expenses. The commission expense included in SG&A expenses was $63 million in fiscal year 2007, $61 million in fiscal year 2006, and $66 million in fiscal year 2005 (the commission expense presented herein is not netted with any payments received from Scotts).

NOTE 26. DISCONTINUED OPERATIONS

Divested Cotton Businesses: In conjunction with the DOJ consent decree received on May 31, 2007, Monsanto agreed to divest its U.S. Stoneville and NexGen Branded Cotton Seed businesses. Monsanto completed its acquisition of DPL as of June 1, 2007. The U.S. Stoneville and NexGen businesses were part of the Seeds and Genomics segment. Monsanto sold its Stoneville and NexGen cotton seed brands and related business assets on June 19, 2007, for $310 million and $7 million, respectively. Monsanto also divested certain cotton germplasm that was acquired from DPL’s cotton breeding program, as required by the consent decree. Monsanto has retained certain rights to this germplasm. The buyers of these assets are licensed to use our traits in their brands prospectively under a royalty bearing agreement. Monsanto realized a pre-tax gain of $46 million and a tax benefit of $27 million in 2007 related to these divestitures.

Environmental technologies businesses: In 2005, Monsanto sold Enviro-Chem Systems, Inc. (“Enviro-Chem” or the “environmental technologies businesses”), a business that provided engineering, procurement and construction management services, and sold proprietary equipment and process technologies. These businesses were previously reported as part of the Agricultural Productivity segment. The company determined that these businesses were no longer consistent with its strategic business goals. This divestiture resulted in an after-tax gain of $7 million recorded in income (loss) from operations of discontinued businesses, after accounting for currency translation adjustments and transactional costs.

In April 2001, Enviro-Chem entered into an agreement with a third party related to the engineering, design and construction of a power generation plant in Oregon. As of the date of the divestiture, the receivable related to this power plant and related fixed assets had not been collected. The title to the receivable was transferred to the buyer of Enviro-Chem, and the buyer entered into an agreement with Monsanto in August 2005 to remit the proceeds of this receivable to Monsanto upon repayment by the third party. As of Aug. 31, 2006, the miscellaneous receivable of $6 million was recorded as other current assets and $2 million of deferred taxes on the miscellaneous receivable was recorded as miscellaneous short-term accruals. On Aug. 31, 2007, Monsanto closed on the sale of the security interest in this plant, which resulted in a loss of $1 million. As such, the receivable that the third party owed to Enviro-Chem and the related deferred taxes have been removed from assets and liabilities of discontinued operations as of Aug. 31, 2007.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

European wheat and barley business and plant-made pharmaceuticals program: In October 2003, Monsanto announced plans to exit the European breeding and seed business for wheat and barley and to discontinue the plant-made pharmaceuticals program. The European wheat and barley business and plant-made pharmaceuticals program were previously reported as part of the Seeds and Genomics segment. In fiscal year 2004, the sale of assets associated with the European wheat and barley business was finalized. The divestiture generated a tax loss that was recognized as a tax benefit in the United States. In fiscal year 2005, Monsanto recorded a deferred tax benefit of $106 million, $20 million in continuing operations and the remaining $86 million in discontinued operations. The tax benefit of $86 million recorded in discontinued operations was related primarily to the wheat reporting unit goodwill impairment loss at the date of adoption of SFAS 142 on Jan. 1, 2002, which was recorded as a cumulative effect of a change in accounting principle. See Note 10 — Income Taxes — for further discussion of the tax benefit.

As a result of the plans to sell the businesses discussed above, certain financial data for these businesses has been presented as discontinued operations in accordance with SFAS 144. Accordingly, for fiscal years 2007, 2006 and 2005, the Statements of Consolidated Operations have been conformed to this presentation.

The following amounts related to the divested cotton businesses, environmental technologies businesses, European wheat and barley business and the plant-made pharmaceuticals program have been segregated from continuing operations and reflected as discontinued operations:

	Year Ended Aug. 31,
(Dollars in millions)	2007	2006	2005

Net Sales	$44	$50	$165
Income (Loss) from Operations of Discontinued Businesses (including gain on disposal of $46 million in 2007)	43	1	(25)
Income Tax Provision (Benefit) (including tax benefit on disposal of $27 million in 2007)	(28)	1	(87)

Net Income on Discontinued Operations	$71	$—	$62

NOTE 27. QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the fiscal year quarters in 2007 and 2006, which have been adjusted for discontinued operations. See Note 26 — Discontinued Operations — for further discussion of the divested cotton businesses.

(Dollars in millions, except per share amounts)
							Diluted Earnings (Loss) per Share (1)
			Income	Income	Cumulative		Income	Income	Cumulative
			(Loss) From	(Loss) on	Effect of	Net	(Loss) From	(Loss) on	Effect of	Net
	Net	Gross	Continuing	Discontinued	Accounting	Income	Continuing	Discontinued	Accounting	Income
2007	Sales	Profit	Operations	Operations	Change	(Loss)	Operations	Operations	Change	(Loss)

1st Quarter	$1,539	$682	$95	$(5)	$—	$90	$0.17	$(0.01)	$—	$0.16
2nd Quarter	2,609	1,448	546	(3)	—	543	0.99	(0.01)	—	0.98
3rd Quarter	2,842	1,503	565	5	—	570	1.02	0.01	—	1.03
4th Quarter	1,573	653	(284)	74	—	(210)	(0.52)	0.13	—	(0.39)

Total Fiscal Year	$8,563	$4,286	$922	$71	$—	$993	$1.66	$0.13	$—	$1.79

2006
1st Quarter	$1,405	$634	$63	$(4)	$—	$59	$0.12	$(0.01)	$—	$0.11
2nd Quarter	2,190	1,236	441	(1)	—	440	0.80	—	—	0.80
3rd Quarter	2,309	1,169	322	12	—	334	0.58	0.02	—	0.60
4th Quarter	1,390	480	(131)	(7)	(6)	(144)	(0.25)	(0.01)	(0.01)	(0.27)

Total Fiscal Year	$7,294	$3,519	$695	$—	$(6)	$689	$1.26	$—	$(0.01)	$1.25

(1)	Because Monsanto reported a loss from continuing operations in the fourth quarters of 2007 and 2006, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.

MONSANTO COMPANY	2007 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 28. SUBSEQUENT EVENTS

In September 2007, Monsanto acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $90 million, net of cash acquired. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. Monsanto consummated the transaction with cash.

MONSANTO COMPANY	2007 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Monsanto’s management, including its Chief Executive Officer and Chief Financial Officer, as appropropriate, to allow timely decisions regarding required disclosures. As of Aug. 31, 2007 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control over Financial Reporting, included in Part II — Item 8 of this Form 10-K. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the attestation report of Deloitte & Touche LLP, the company’s independent registered public accounting firm, on internal control over financial reporting, included in Part II — Item 8 of this Form 10-K.

During the quarter that ended on the Evaluation Date, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We consider the inclusion of the acquisition of DPL significant to our results of operations, financial position and cash flows from the date of acquisition through Aug. 31, 2007, and consider the integration of DPL to have materially affected our internal control over financial reporting. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

ITEM 9B. OTHER INFORMATION

On Oct. 22, 2007, the People and Compensation Committee of Monsanto’s Board of Directors approved base salaries to become effective as of Dec. 31, 2007, and annual incentive awards for the 2007 fiscal year, which will be paid on Nov. 9, 2007, for the named executive officers included in Monsanto’s proxy statement dated Dec. 6, 2006. A summary of these cash compensation arrangements is included in Exhibit 10.28 to this Form 10-K and incorporated herein by reference.

MONSANTO COMPANY	2007 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A on or about Dec. 5, 2007 (Proxy Statement), is incorporated herein by reference:

•	Information appearing under the heading “Information Regarding Board of Directors and Committees — Composition of Board of Directors,” including biographical information regarding nominees for election to, and members of, the Board of Directors;

•	Information appearing under the heading “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance;” and

•	Information appearing under the heading “Board Meetings and Committees — Audit and Finance Committee,” regarding the membership and function of the Audit and Finance Committee, and the financial expertise of its members.

Monsanto has adopted a Code of Ethics for Chief Executive and Senior Financial Officers (Code), which applies to its Chief Executive Officer and the senior leadership of its finance department, including its Chief Financial Officer and Controller. This Code is available on our Web site at www.monsanto.com, at the tab “Corporate Responsibility.” Any amendments to, or waivers from, the provisions of the Code will be posted to that same location within four business days, and will remain on the Web site for at least a 12-month period.

The following information with respect to the executive officers of the Company on Oct. 25, 2007, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2002*

Brett D. Begemann, 46	Executive Vice President, Global Commercial	2003	Vice President, Asia-Pacific — Monsanto Company, 11/01-6/03; Executive Vice President, International Commercial — Monsanto Company, 6/03-10/07; present position, 10/07

Carl M. Casale, 46	Executive Vice President, Strategy & Operations	2000	Vice President, North America — Monsanto Company, 6/00-6/03; Executive Vice President, North America Commercial — Monsanto Company, 6/03-10/07; present position, 10/07

Richard B. Clark, 55	Vice President and Controller	2001	Present position, 2001

Terrell K. Crews, 52	Executive Vice President, Chief Financial Officer and Seminis CEO	2000	Executive Vice President and Chief Financial Officer — Monsanto Company, 8/00-10/07; present position, 10/07

Scarlett Lee Foster, 50	Vice President, Investor Relations	2005	Director, Investor Relations — Monsanto Company, 1/01-8/05; present position, 8/05

Robert T. Fraley, 54	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

Hugh Grant, 49	Chairman of the Board, President and Chief Executive Officer	2000	Executive Vice President and Chief Operating Officer — Monsanto Company, 8/00-5/03; Director, President and Chief Executive Officer — Monsanto Company, 5/03-10/03; present position, 10/03

Janet M. Holloway, 53	Senior Vice President, Chief of Staff and Community Relations	2000	Chief Information Officer — Monsanto Company, 8/00-6/03; Vice President and Chief Information Officer, Responsible for Human Resources — Monsanto Company, 7/03-4/04; Vice President and Chief Information Officer — Monsanto Company, 4/04-4/05; Vice President and Chief of Staff — Monsanto Company, 4/05-10/07; present position, 10/07

MONSANTO COMPANY	2007 FORM 10-K

		Year First
		Became
	Present Position	an Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2002*

Mark J. Leidy, 51	Executive Vice President, Manufacturing	2001	Vice President, Manufacturing — Monsanto Company, 2/01-6/03; present position, 6/03

Steven C. Mizell, 47	Executive Vice President, Human Resources	2004	Senior Vice President and Chief Corporate Resources Officer — Advance PCS, 8/01-3/04; Senior Vice President, Human Resources — Monsanto Company, 4/04-8/07; present position, 8/07

Cheryl P. Morley, 53	Senior Vice President, Corporate Strategy	2000	President, Animal Agricultural Group — Monsanto Company, 8/00-6/03; present position, 6/03

Robert A. Paley, 59	Vice President and Treasurer	2002	Assistant Treasurer — Monsanto Company, 2000-2002; present position, 9/02

Nicole M. Ringenberg, 46	Vice President, Finance & Operations, Global Commercial	2007	General Auditor — Monsanto Company, 06/01-07/03; International Finance Lead — Monsanto Company, 07/03-07/04; Asia Pacific Business Lead — Monsanto Company, 08/04-12/06; Vice President, Finance — Monsanto Company, 1/07-10/07; present position, 10/07

David F. Snively, 53	Senior Vice President, Secretary and General Counsel	2006	Associate General Counsel, Litigation — Monsanto Company, 2000-2004; Deputy General Counsel, Core Functions — Monsanto Company, 2004-9/06; present position, 9/06

Gerald A. Steiner, 47	Executive Vice President, Commercial Acceptance	2001	Vice President, Strategy — Monsanto Company, 2001-6/03; present position, 6/03

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation of Directors;” “Executive Compensation — Compensation Discussion and Analysis;” “Report of the People and Compensation Committee;” “Compensation Committee Interlocks and Insider Participation;” “Summary Compensation Table and Narrative Disclosure” including associated compensation tables, “— 2007 Grants of Plan-Based Awards,” “— 2007 Outstanding Equity Awards at Fiscal Year-End,” “— 2007 Option Exercises and Stock Vested,” “— 2007 Pension Benefits Table,” “— 2007  Non-qualified Deferred Compensation,” and “— Potential Payments Upon Termination or Change of Control.”

The information contained in “Report of the People and Compensation Committee” shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Exchange Act, except to the extent that the company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing in the Proxy Statement under the heading “Stock Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing in the Proxy Statement under the heading “Certain Relationships and Related Person Transactions” and the last three paragraphs of “Corporate Governance” are incorporated herein by reference.

Equity Compensation Plan Information

We currently have three compensation plans under which our equity securities are authorized for issuance to employees or nonemployee directors: (i) the Monsanto Company Long-Term Incentive Plan (which we refer to as the “2000 Amended Long-Term Incentive Plan”), (ii) the Monsanto Company 2005 Long-Term Incentive Plan (which we refer to as the “2005 Long-Term Incentive Plan”), and (iii) the Monsanto Broad-Based Stock Option Plan (which we refer to as the “Broad-Based Plan”). Each of the plans has been approved by our shareowners. Equity-based compensation awards under the Directors’ Plan have been granted under the 2000 Amended Long-Term Incentive Plan as and when provided for under the Directors’ Plan.

The following table shows for these plans as a group the number of shares of common stock to be issued upon exercise of options outstanding at Aug. 31, 2007, the weighted average exercise price of those options, and the number of shares of

MONSANTO COMPANY	2007 FORM 10-K

common stock remaining available for future issuance at Aug. 31, 2007, excluding shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Table

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for future
	exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding	compensation plans
	warrants and	options, warrants	(excluding securities to be
Plan category	rights	and rights(2)	issued upon exercise)(1)(3)
Equity compensation plans approved by security holders(1)	24,353,955	$23.27	24,645,772
Total	24,353,955	$23.27	24,645,772

(1)	At Aug. 31, 2007, under the 2000 Amended Long-Term Incentive Plan, there was a total of 20,606,254 shares of common stock to be issued upon exercise of outstanding options granted having a weighted average exercise price of $20.78 and 518,636 shares of common stock remaining available for future issuance (excluding shares to be issued upon exercise of outstanding options). At Aug. 31, 2007, under the Broad-Based Stock Option Plan, there was a total of 574,600 shares of common stock to be issued upon exercise of outstanding options having a weighted average exercise price of $16.41 and 34,856 shares of common stock remaining available for future issuance (excluding shares issuable upon exercise of outstanding options). At Aug. 31, 2007, under the 2005 Long-Term Incentive Plan, there was a total of 2,620,640 shares of common stock to be issued upon exercise of outstanding options granted having a weighted average exercise price of $44.33 per share and 21,379,360 shares of common stock remaining available for future issuance (excluding shares to be issued upon exercise of outstanding options). As of Aug. 31, 2007, 265,941 shares of deferred stock and 286,520 shares of unvested restricted stock units were issued.

(2)	This calculation does not take into account awards of deferred stock or restricted stock units.

(3)	Our Employee Stock Purchase Plan allows certain of our employees in the United States, Canada and Singapore (excluding executive officers and directors) to borrow up to $10,000 from the company to purchase shares of Monsanto stock at the fair market value of the stock on the date of the purchase, and repay the borrowed funds, without interest, through payroll deductions over 40 months. While there is no fixed limit on the number of shares available under the plan, all shares are purchased on the open market. The plan prohibits a participant from having loan advances for more than $10,000 in total or for more than three separate purchases of stock outstanding at one time. Amounts relating to the Employee Stock Purchase Plan are not reflected in the above table. As of Aug. 31, 2007, 2,712,920 shares of our common stock remain available for purchase by employees under the plan and 287 employees were participating in the plan. This plan has been approved by our shareowners.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to our independent registered public accounting firm and approval of services by our audit and finance committee that appears in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm (Proxy Item No. 2)” is incorporated herein by reference.

MONSANTO COMPANY	2007 FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations;” “Statements of Consolidated Financial Position;” “Statements of Consolidated Cash Flows;” “Statements of Consolidated Shareowners’ Equity;” and “Statements of Consolidated Comprehensive Income.”

(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2007 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ RICHARD B. CLARK
Richard B. Clark Vice President and Controller (Principal Accounting Officer)

Date: Oct. 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK V. ATLEE III (Frank V. AtLee III)	Director	Oct. 26, 2007
/s/ JOHN W. BACHMANN (John W. Bachmann)	Director	Oct. 26, 2007
/s/ HUGH GRANT (Hugh Grant)	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	Oct. 26, 2007
(Arthur H. Harper)	Director
/s/ GWENDOLYN S. KING (Gwendolyn S. King)	Director	Oct. 26, 2007
/s/ SHARON R. LONG (Sharon R. Long)	Director	Oct. 26, 2007
/s/ C. STEVEN MCMILLAN (C. Steven McMillan)	Director	Oct. 26, 2007
/s/ WILLIAM U. PARFET (William U. Parfet)	Director	Oct. 26, 2007
/s/ GEORGE POSTE (George Poste)	Director	Oct. 26, 2007
/s/ ROBERT J. STEVENS (Robert J. Stevens)	Director	Oct. 26, 2007
/s/ TERRELL K. CREWS (Terrell K. Crews)	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Oct. 26, 2007
/s/ RICHARD B. CLARK (Richard B. Clark)	Vice President and Controller (Principal Accounting Officer)	Oct. 26, 2007

MONSANTO COMPANY	2007 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	1.	Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).*

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).*

	3.	Agreement and Plan of Merger, dated as of Aug. 14, 2006, by and among Delta and Pine Land Company, Monsanto Sub, Inc. and the company (incorporated by reference to Exhibit 2.1 of Form 8-K, filed Aug. 18, 2006, File No. 1-16167).*

	4.	Stock Purchase Agreement by and between Bayer CropScience L.P. and the company dated May 31, 2007, relating to the shares of Stoneville Pedigreed Seed Company (incorporated by reference to Exhibit 2 of Form 10-Q for the period ended May 31, 2007, File No. 1-16167).*

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Monsanto Company Bylaws, as amended effective June 15, 2007 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed June 21, 2007, File No. 1-16167).

4	1.	Indenture, dated as of Aug. 1, 2002, between the company and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

	2.	Form of Registration Rights Agreement, dated Aug. 25, 2005, relating to 5 1/2 % Senior Notes due 2025 of the company (incorporated by reference to Exhibit 4.3 of Form 8-K, filed Aug. 31, 2005, File No. 1-16167).

9	Omitted

10	1.	Tax Sharing Agreement, dated July 19, 2002, between the company and Pharmacia (incorporated by reference to Exhibit 10.4 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	2.	Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated as of Sept. 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	2.1.	Amendment to Employee Benefits and Compensation Allocation Agreement between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 2.1 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	3.	Intellectual Property Transfer Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	4.	Services Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	5.	Corporate Agreement, dated Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).

	6.	Distribution Agreement between Pharmacia and Solutia, as of Sept. 1, 1997 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by Pharmacia Corporation (f/k/a Monsanto Company) on Sept. 16, 1997, File No. 1-2516).

	6.1.	Amendment to Distribution Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company (incorporated by reference to Exhibit 99.1 of Form 8-K, filed July 30, 2002, File No. 1-16167).

	7.	Protocol Agreement, dated July 1, 2002, among Pharmacia, Solutia and the company, relating to litigation in Alabama (incorporated by reference to Exhibit 99.3 of Form 8-K, filed July 30, 2002, File No. 1-16167).

	8.	Protocol Agreement dated Nov. 15, 2002, among Pharmacia, Solutia and the company (the Pennsylvania Agreement) (incorporated by reference to Exhibit 99.1 of Form 8-K, filed Nov. 18, 2002, File No. 1-16167).

	8.1.	Amendment to Protocol Agreement, dated March 3, 2003, among Pharmacia, Solutia and the company, amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.1 of Form 10-K for the period ended Dec. 31, 2002, File No. 1-16167).

	8.2.	Second Amendment to Protocol Agreement, dated Aug. 4, 2003, further amending the Pennsylvania Agreement (incorporated by reference to Exhibit 10.8.2 of Form 10-Q for the period ended June 30, 2003, File No. 1-16167).

	9.	Agreement among Solutia, Pharmacia and the company, relating to settlement of certain litigation (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	10.	Global Settlement Agreement, executed Sept. 9, 2003, in the U.S. District Court for the Northern District of Alabama, and in the Circuit Court of Etowah County, Alabama (incorporated by reference to Exhibit 10.25 of Form 10-K for the transition period ended Aug. 31, 2003, File No. 1-16167).

	11.	Letter Agreement between the company and Pharmacia, effective Aug. 13, 2002 (incorporated by reference to Exhibit 10.6 of Form 10-Q for the period ended June 30, 2002, File No. 1-16167).

	12.	Creve Coeur Campus Lease between the company and Pharmacia, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.22 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	13.	Chesterfield Village Campus Lease between Pharmacia and the company, dated Sept. 1, 2000 (incorporated by reference to Exhibit 10.23 of Form 10-K for the period ended Dec. 31, 2001, File No. 1-16167).

	15.	Five-Year Credit Agreement, dated Feb. 28, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 1, 2007, File No. 1-16167).

	16.	364-Day Credit Agreement, dated as of March 11, 2005 (incorporated by reference to Exhibit 10.15 of Form 8-K, filed March 17, 2005, File No. 1-16167).

	17.	€200,000,000 Three-Year Credit Agreement, dated as of July 13, 2006 (incorporated by reference to Exhibit 10.15 of Form 8-K, filed July 19, 2006, File No. 1-16167).

	18.	Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated effective Sept. 1, 2007. †

MONSANTO COMPANY	2007 FORM 10-K

Exhibit
No.	Description

19.
Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

19.1.
First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

19.2.
Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	19.3.	Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated.†

	19.4.	Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated.†

19.5.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

19.6.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167). †

19.7.
Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17.3 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

19.8.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of October 2006 (incorporated by reference to Exhibit 10.18.5 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

19.9.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005 (incorporated by reference to Exhibit 10.17.4 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

19.10.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.4 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

19.11.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Feb. 2004 (incorporated by reference to Exhibit 10.16.5 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

19.12.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed August 10, 2007, File No. 1-16167).†

19.13.
Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

	20.	Monsanto Company 2005 Long-Term Incentive Plan, effective Jan. 20, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Jan. 26, 2005, File No. 1-16167).†

20.1.
First Amendment, effective Oct. 23, 2006, to the Monsanto Company 2005 Long-Term Incentive Plan† (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).

	20.2	Second Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan.†

	20.3	Third Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan.†

20.4.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors by executed unanimous written consent on Oct. 11, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 17, 2007, File No. 1-16167). †

	21.	Amended and Restated Deferred Payment Plan, effective Jan. 1, 2004 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

22.
Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

23.
Fiscal Year 2007 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 8, 2006 (incorporated by reference to Exhibit 10 of Form 8-K, filed Aug. 11, 2006, File No. 1-16167).†

23.1.
Amendment to Fiscal Year 2007 Annual Incentive Plan Summary, effective Oct. 24, 2006, as approved by the People and Compensation Committee of the Board of Directors on Oct. 23, 2006 (incorporated by reference to Exhibit 10.23.1 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

24.
Fiscal Year 2008 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed August 10, 2007, File No. 1-16167).†

25.
Form of Change-of-Control Employment Security Agreement, as approved by the Board of Directors on August 6, 2007, and applicable to Messrs. Grant, Casale, Crews and Fraley and certain other executive officers and members of management (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

26.
Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 23, 2006, (incorporated by reference to Exhibit 10.28 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	27.	Amended and Restated Monsanto Company Recoupment Policy, adopted by the Board of Directors on Oct. 23, 2007.†

	28.	Annual Cash Compensation of Named Executive Officers dated October 2007.†

11	Omitted — see Item 8 — Note 19 — Earnings (Loss) per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
13	Omitted
14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.
16	Omitted
18	Omitted
21	Subsidiaries of the Registrant.
22	Omitted
23	Consent of Independent Registered Public Accounting Firm
24	Omitted
31	1.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
	2.	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

MONSANTO COMPANY	2007 FORM 10-K

Exhibit
No.	Description

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.