Form 10-Q
period 2007-11-30
MONSANTO CO /NEW/
filed 2008-01-08
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 547,993,431 shares of Common Stock, $0.01 par value, outstanding as of Jan. 3, 2008.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits, including proceedings related to Solutia Inc.; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007.
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

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2007, and Nov. 30, 2006, the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2007, and Aug. 31, 2007, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2007, and Nov. 30, 2006, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2007	2006

Net Sales	$2,099	$1,539
Cost of goods sold	1,044	857

Gross Profit	1,055	682
Operating Expenses:
Selling, general and administrative expenses	461	382
Research and development expenses	200	178
Acquired in-process research and development (see Note 3)	1	—

Total Operating Expenses	662	560
Income from Operations	393	122
Interest expense	36	33
Interest income	(32)	(30)
Solutia-related expenses (see Note 16)	17	10
Other expense — net	2	4

Income from Continuing Operations Before Income Taxes and Minority Interest	370	105
Income tax provision	107	13
Minority interest expense (income)	7	(3)

Income from Continuing Operations	$256	$95

Discontinued Operations (see Note 18):
Loss from operations of discontinued businesses	—	(8)
Income tax benefit	—	(3)

Loss on Discontinued Operations	—	(5)

Net Income	$256	$90

Basic Earnings (Loss) per Share:
Income from continuing operations	$0.47	$0.18
Loss on discontinued operations	—	(0.01)

Net Income	$0.47	$0.17

Diluted Earnings (Loss) per Share:
Income from continuing operations	$0.46	$0.17
Loss on discontinued operations	—	(0.01)

Net Income	$0.46	$0.16

Weighted Average Shares Outstanding:
Basic	546.2	543.1
Diluted	557.7	553.6

Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Nov. 30,	As of Aug. 31,
(Dollars in millions, except share amounts)	2007	2007

Assets
Current Assets:
Cash and cash equivalents	$1,617	$866
Trade receivables — net of allowances of $229 and $217, respectively	1,642	1,499
Miscellaneous receivables	473	407
Deferred tax assets	453	449
Inventories (see Note 5)	2,241	1,719
Other current assets	136	144

Total Current Assets	6,562	5,084
Property, Plant and Equipment — Net of Accumulated Depreciation of $3,401 and $3,260, respectively	2,726	2,656
Goodwill (see Note 6)	2,735	2,625
Other Intangible Assets — Net (see Note 6)	1,407	1,415
Noncurrent Deferred Tax Assets	774	730
Long-Term Receivables — Net of Allowances of $147 and $131, respectively	615	79
Other Assets	494	394

Total Assets	$15,313	$12,983

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$261	$270
Accounts payable	673	649
Income taxes payable	80	150
Accrued compensation and benefits	237	349
Accrued marketing programs	467	517
Deferred revenues	1,197	260
Grower production accruals	351	86
Dividends payable	—	96
Miscellaneous short-term accruals	861	698

Total Current Liabilities	4,127	3,075
Long-Term Debt	1,153	1,150
Postretirement Liabilities	491	542
Long-Term Portion of Solutia-Related Reserve (see Note 16)	125	119
Long-Term Deferred Revenue	554	—
Other Liabilities	804	594
Commitments and Contingencies (see Note 16)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 579,438,673 and 577,244,601 shares, respectively; Outstanding 547,227,916 and 545,609,310 shares, respectively	6	6
Treasury stock, 32,210,757 and 31,635,291 shares, respectively, at cost	(863)	(814)
Additional contributed capital	9,200	9,106
Retained deficit (includes cumulative effect of adopting FIN 48 of ($25))	(174)	(405)
Accumulated other comprehensive loss	(97)	(377)
Reserve for ESOP debt retirement	(13)	(13)

Total Shareowners’ Equity	8,059	7,503

Total Liabilities and Shareowners’ Equity	$15,313	$12,983

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006

Operating Activities:
Net Income	$256	$90
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization expense	143	128
Bad-debt expense	19	9
Stock-based compensation expense	19	18
Excess tax benefits from stock-based compensation	(45)	(12)
Deferred income taxes	50	(4)
Equity affiliate expense — net	2	10
Acquired in-process research and development (see Note 3)	1	—
Other items	(13)	3
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	46	251
Inventories	(460)	(256)
Deferred revenues	933	592
Accounts payable and other accrued liabilities	99	(158)
PCB litigation settlement receivable	5	5
Solutia-related liabilities (see Note 16)	(6)	(6)
Net investment hedge settlement	(6)	—
Other items	(47)	(70)

Net Cash Provided by Operating Activities	996	600

Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	—	22
Capital expenditures	(154)	(92)
Acquisition of businesses, net of cash acquired	(92)	—
Purchases of long-term equity securities	(26)	—
Technology and other investments	(12)	(10)
Other investments and property disposal proceeds	28	13

Net Cash Required by Investing Activities	(256)	(67)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	22	(1)
Short-term debt proceeds	—	2
Short-term debt reductions	—	(8)
Long-term debt proceeds	—	3
Long-term debt reductions	—	(69)
Payments on other financing	(1)	(2)
Treasury stock purchases	(49)	(56)
Stock option exercises	32	17
Excess tax benefits from stock-based compensation	45	12
Dividend payments	(96)	(54)

Net Cash Required by Financing Activities	(47)	(156)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	58	5

Net Increase in Cash and Cash Equivalents	751	382
Cash and Cash Equivalents at Beginning of Period	866	1,460

Cash and Cash Equivalents at End of Period	$1,617	$1,842

See Note 15 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

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
Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, D&PL, DELTAPINE and SEMINIS, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market and animal agricultural products focused on improving dairy cow productivity. See Note 17 — Segment Information — for further details.
In the fourth quarter 2007, the company sold its U.S. Stoneville and NexGen businesses as part of the U.S. Department of Justice approval for the acquisition of Delta and Pine Land Company (DPL). As a result, financial data for these businesses have been presented as discontinued operations and have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. See Note 18 — Discontinued Operations — for further details.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007. Financial information for the first three months of fiscal year 2008 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt SFAS 160 in fiscal year 2010. The company is currently evaluating the impact of SFAS 160 on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The IPR&D is evaluated for impairment and if no alternative future use exists, the asset is expensed. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt SFAS 141R in fiscal year 2010.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
NOTE 3. BUSINESS COMBINATIONS

2008 Acquisitions: In September 2007, Monsanto acquired 100 percent of the outstanding stock of Agroeste Sementes (Agroeste), a leading Brazilian corn seed company, for approximately $90 million (net of cash acquired and debt assumed), inclusive of transaction costs of approximately $1 million. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. Monsanto consummated the transaction with cash. The financial results of this business were included in the company’s consolidated financial statements from the date of acquisition.
A charge of approximately $1 million was recorded in research and development expenses in fiscal year 2008, for the write-off of acquired IPR&D. Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amount allocated to IPR&D was expensed immediately, in accordance with generally accepted accounting principles.
Proforma information related to this acquisition is not presented because the impact of this acquisition on the company’s consolidated results of operations is not considered to be significant. The purchase price for this acquisition was primarily allocated to goodwill, intangible assets, and fixed assets. The primary items that generated the goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforces.
For the fiscal year 2008 acquisition described above, the business operation of the acquired entity was included in the Seeds and Genomics segment. This acquisition was accounted for as a purchase transaction. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The purchase price allocation for the 2008 acquisition is preliminary and is subject to adjustment pending further assessments, including the valuation of certain assets.
2007 Acquisitions: In June 2007, Monsanto completed the purchase of all the outstanding stock of DPL, the largest cotton seed breeder in the world, for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed), inclusive of transaction costs of approximately $36 million.
In January and May 2007, Monsanto acquired two European vegetable and fruit seed companies in separate transactions for an aggregate purchase price of $57 million, inclusive of transaction costs of $6 million. Additional contingent purchase price may be payable in the future if certain earnings targets are met. Such amounts are not expected to be material.
In December 2006, Monsanto’s American Seeds, Inc. (ASI) subsidiary acquired Fielder’s Choice Direct, a U.S. seed company, for $50 million (net of cash acquired), inclusive of transaction costs of $1 million. In conjunction with this acquisition, Monsanto entered into a five-year global technology license agreement. Also, in fiscal year 2007, ASI acquired nine regional U.S. seed companies in separate transactions for an aggregate purchase price of $37 million, inclusive of

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

transaction costs of $2 million. In addition, one of these ASI acquisitions included an earn-out amount of up to $1 million, of which approximately $1 million was paid in first quarter 2008.
For all fiscal year 2007 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for all fiscal year 2007 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets.
As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. Through Nov. 30, 2007, estimated costs of $11 million have been recognized as current liabilities in the purchase price allocations above, and $5 million has been charged against these liabilities, primarily related to payments for employee terminations. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.
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
Monsanto has no ownership interest in the lender, the QSPE, or the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the scope of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), and Monsanto does not have the unilateral right to liquidate the QSPE, FIN 46R does not have an effect on Monsanto’s accounting for the U.S. customer financing program.
Monsanto accounts for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45), which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of the customer loans and servicing revenues collected and earned were not significant during the three months ended Nov. 30, 2007, and Nov. 30, 2006.
There were no customer loans sold through the financing program in first quarter 2008. In first quarter 2007, proceeds from customer loans sold through the financing program totaled $4 million. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The loan balance outstanding as of Nov. 30, 2007, and Aug. 31, 2007, was $157 million and $301 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Nov. 30, 2007, and Aug. 31, 2007, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
In 2005, Monsanto entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $140 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $42 million and $51 million for first quarter 2008 and 2007, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $6 million and $3 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $119 million as of Nov. 30, 2007. The loan balance outstanding for these programs was $119 million and $86 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $38 million and $37 million for first quarter 2008 and 2007, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $4 million and $2 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $85 million as of Nov. 30, 2007. The loan balance outstanding for these programs was $85 million and $66 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively.
Monsanto also sells trade receivables, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $3 million and $4 million for first quarter 2008 and 2007, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Nov. 30, 2007, and Aug. 31, 2007. The maximum potential amount of future payments under the recourse provisions of the agreements was $26 million as of Nov. 30, 2007. The outstanding balance of the receivables sold with recourse was $26 million and $28 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively.
NOTE 5. INVENTORIES

Components of inventories were:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2007	2007

Finished Goods	$949	$635
Goods In Process	1,048	893
Raw Materials and Supplies	324	253

Inventories at FIFO Cost	2,321	1,781
Excess of FIFO over LIFO Cost	(80)	(62)

Total	$2,241	$1,719

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2008, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2007	$2,559	$66	$2,625
Acquisition Activity (see Note 3)	63	—	63
Effect of Foreign Currency Translation Adjustments and Other	47	—	47

Balance as of Nov. 30, 2007	$2,669	$66	$2,735

Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2007			As of Aug. 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,040	$(560)	$480	$1,028	$(547)	$481
Acquired Biotechnology Intellectual Property	893	(482)	411	900	(457)	443
Trademarks	335	(65)	270	320	(60)	260
Customer Relationships	268	(47)	221	250	(40)	210
Other	47	(22)	25	39	(18)	21

Total	$2,583	$(1,176)	$1,407	$2,537	$(1,122)	$1,415

The increases in other intangible assets during the three months ended Nov. 30, 2007, primarily resulted from the acquisition described in Note 3 — Business Combinations.
Total amortization expense of other intangible assets was $45 million in first quarter of fiscal year 2008 and $36 million in first quarter of fiscal year 2007. Estimated intangible asset amortization expense for each of the five succeeding fiscal years has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007.
NOTE 7. INVESTMENTS

During first quarter 2008, Monsanto invested in long-term equity securities, which are considered available-for-sale. As of Nov. 30, 2007, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $26 million. The sale of these long-term equity securities is restricted for a period of one year under the terms of the agreement. Net unrealized losses of less than $1 million are included in accumulated other comprehensive income (loss) in shareowners’ equity related to this investment as of Nov. 30, 2007. As of Aug. 31, 2007, there were no long-term equity securities classified as available-for-sale.
NOTE 8. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into an agreement on corn herbicide tolerance and insect control trait technologies with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual license payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. The interest portion of this receivable is reported in interest income and totaled $6 million for the three months ended Nov. 30, 2007.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 9. INCOME TAXES

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). As required, the Company adopted the provisions of FIN 48 as of Sept. 1, 2007. As a result of the implementation of FIN 48, Monsanto recorded a charge to retained deficit of $25 million, primarily attributable to liabilities related to interest and penalties on certain income tax matters. The total amount of unrecognized tax benefits as of the date of adoption on Sept. 1, 2007 was $256 million, of which $139 million would favorably impact the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, management does not expect the change to have a significant impact on Monsanto’s consolidated financial statements.
Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change with the adoption of FIN 48. Monsanto had approximately $55 million accrued for interest and penalties as of Sept. 1, 2007.
Monsanto operates in various countries throughout the world and, as a result, files income tax returns in numerous jurisdictions. These tax returns are subject to examination by various federal, state and local tax authorities. For Monsanto’s major tax jurisdictions, the tax years that remain subject to examination are shown below:

Jurisdiction	Open Tax Years

Argentina	2000 - 2007
U.S. state and local income taxes	2000 - 2007
Brazil	2001 - 2007
Belgium	2002 - 2007
U.S. federal income tax	2005 - 2007

NOTE 10. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto plans to issue new fixed-rate debt on or before May 1, 2008 to repay $238 million of 4% Senior Notes that are due on May 15, 2008, and to finance the expansion of corn seed production facilities. In September 2007, the company entered into forward starting interest rate swaps with a total notional amount of $500 million. Net unrealized losses of $15 million were recorded in accumulated other comprehensive loss to reflect the after-tax change in the fair value of the forward starting interest rate swaps as of Nov. 30, 2007. These swaps are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 11. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Nov. 30, 2007			Three Months Ended Nov. 30, 2006
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$10	$1	$11	$10	$1	$11
Interest Cost on Benefit Obligation	23	3	26	26	3	29
Assumed Return on Plan Assets	(27)	(4)	(31)	(30)	(4)	(34)
Amortization of Unrecognized Net Loss	9	1	10	11	1	12

Total Net Periodic Benefit Cost	$15	$1	$16	$17	$1	$18

Health Care and Other Postretirement Benefits	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006

Service Cost for Benefits Earned During the Period	$3	$3
Interest Cost on Benefit Obligation	4	5
Amortization of Unrecognized Net Gain	—	(3)

Total Net Periodic Benefit Cost	$7	$5

Monsanto contributed $60 million to its U.S. qualified plan and $1 million to plans outside the United States in first quarter 2008 and 2007. As of Nov. 30, 2007, management expects to make additional contributions of approximately $3 million to the company’s non-qualified pension plans and plans outside the United States in fiscal year 2008.
NOTE 12. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2007, and Nov. 30, 2006. Stock-based compensation cost capitalized in inventories was $3 million as of Nov. 30, 2007, and Aug. 31, 2007.

	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006

Cost of Goods Sold	$2	$2
Selling, General and Administrative Expenses	14	13
Research and Development Expenses	3	3

Pre-Tax Stock-Based Compensation Expense	19	18
Income Tax Benefit	(7)	(6)

Net Stock-Based Compensation Expense	$12	$12

During the three months ended Nov. 30, 2007, Monsanto granted 2,439,740 stock options and 179,370 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP during the first quarter of fiscal year 2008. In addition during the three months ended Nov. 30, 2007, 14,439 shares of deferred stock and 1,183 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The weighted-average grant-date fair value of non-qualified stock options granted during the three months ended Nov. 30, 2007 was $29.53 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $91 million as of Nov. 30, 2007, and will be recognized as expense over a weighted-average period of 2.5 years.
The weighted-average grant-date fair value of restricted stock units granted during the first quarter of fiscal year 2008 was $89.68 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $3 million and $30 million, respectively, as of Nov. 30, 2007, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 2.2 years and 2.4 years, respectively, as of Nov. 30, 2007. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the three months ended Nov. 30, 2007 was $69.87 and $69.74, respectively, per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Nov. 30, 2007, and will be recognized as expense over a weighted-average period of 1 year.
NOTE 13. COMPREHENSIVE INCOME

Comprehensive income includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, gains and losses on the foreign currency hedge of the company’s net investment in a foreign subsidiary, net unrealized gains and losses on available-for-sale securities, and net accumulated derivative gains or losses on cash flow hedges and the interest rate lock not yet realized. Comprehensive income for the three months ended Nov. 30, 2007, and Nov. 30, 2006, was $536 million and $142 million, respectively.
The components of accumulated other comprehensive loss are as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2007	2007

Accumulated Foreign Currency Translation Adjustments	$138	$(154)
Net Accumulated Derivative Loss, Net of Tax	(32)	(14)
Funded Status of Pension and Other Post Retirement Benefit Liabilities, Net of Tax	(203)	(209)

Accumulated Other Comprehensive Loss	$(97)	$(377)

NOTE 14. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For first quarter 2008 and 2007, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Approximately 2.4 million and 4.3 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive as of Nov. 30, 2007, and Nov. 30, 2006, respectively. Of those antidilutive options, 2.4 million and 0.1 million stock options were excluded from the computations of dilutive potential common shares as of Nov. 30, 2007, and Nov. 30, 2006, respectively, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended Nov. 30,
	2007	2006

Weighted-Average Number of Common Shares	546.2	543.1
Dilutive Potential Common Shares	11.5	10.5

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006

Interest	$15	$10
Taxes	74	54

In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. In first quarter fiscal year 2008, the company acquired an additional 0.6 million shares for $49 million. In first quarter 2007, the company acquired 1.1 million shares for $50 million. Through Nov. 30, 2007, the company has acquired a total of 6.8 million shares for $360 million under the authorized program.
NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation and Indemnification: Monsanto is involved in various legal proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These include proceedings to which Monsanto is a party in its own name, proceedings to which Pharmacia is a party but that Monsanto manages and for which Monsanto is responsible, and proceedings that Monsanto is managing related to Solutia’s Assumed Liabilities (defined below). Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. Although the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity, excluding liabilities relating to Solutia. Specific information with respect to these proceedings appears below and in Part II — Item I — Legal Proceedings of this report.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Three complaints filed in October 1999 are being handled collectively and involve approximately 16,800 plaintiffs. The plaintiffs allege that they were exposed to Agent Orange and that as a result they suffered injuries or their children suffered birth defects. In 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims on the basis of lack of causation and statutes of limitations. On Jan. 26, 2006, the Seoul High Court affirmed the denial of any recovery for approximately 10,000 plaintiffs, stating they had failed to show that any injuries they claimed were caused by exposure to the Agent Orange. In addition, for approximately 6,800 plaintiffs, the Seoul High Court reversed the decision of the Seoul District Court and awarded damages jointly against Dow Chemical and the former Monsanto Company in the amount of $65 million (subject to currency exchange rates), plus prejudgment interest in the amount of approximately $31 million (subject to currency exchange rates) and post judgment interest at the rate of 20 percent per annum. On Feb. 17, 2006, Dow Chemical and the former Monsanto Company filed a notice of appeal with the Korean Supreme Court, as did the plaintiffs. Management does not believe it is probable that Monsanto will incur this liability, and accordingly, has not recorded a charge for the judgment. As noted, certain dollar amounts have been calculated based on an exchange rate of 936.42 South Korean won per dollar and will fluctuate with exchange rates in the future.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

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
Solutia Inc.: The following discussion provides information regarding proceedings related to Solutia Inc. Pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities are referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.
Bankruptcy Proceedings: On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia has sought relief from paying certain liabilities, including some of Solutia’s Assumed Liabilities. Solutia has retained responsibility for all or a portion of Solutia’s Assumed Liabilities but is expected to be discharged from a portion of Solutia’s Assumed Liabilities, and Monsanto will be required to indemnify Pharmacia for those liabilities for which Solutia has been discharged. Monsanto is participating in the Chapter 11 proceeding as a creditor of Solutia and acting as appropriate to protect Monsanto’s interests and the interests of its shareowners. Pharmacia or Monsanto may have defenses to payment obligations for some or all of Solutia’s Assumed Liabilities, and Monsanto has legal claims against Solutia. Following is a description of the current status of Monsanto’s claims against Solutia, the treatment of such claims and certain of the proceedings related to Solutia’s bankruptcy:
•	On April 20, 2004, Solutia filed a complaint for declaratory judgment against Pharmacia and Monsanto that, among other things: (i) any and all rights that Pharmacia and Monsanto have against Solutia for indemnification pursuant to the Distribution Agreement are “claims” that arose before Solutia filed its bankruptcy petition and may be discharged in the Chapter 11 proceeding; and (ii) the Distribution Agreement has been fully performed. On May 7, 2004, the Official Committee of Retirees (Retirees’ Committee) filed a complaint for declaratory judgment against Solutia, Pharmacia and Monsanto that Pharmacia and Monsanto share responsibility for providing certain benefits to certain retirees and must pay certain benefits to certain retirees if Solutia reduces or terminates retiree benefits. The Retirees’ Committee also sought to have the Bankruptcy Court declare all claims held by Pharmacia and Monsanto subordinate to the retiree claims. This litigation is being stayed because an agreement in principle (AIP) (described more fully below) was reached to support a consensual reorganization plan for Solutia. The AIP and the Revised Plan (defined and described more fully below) provide for a settlement and release for Monsanto and Pharmacia for the matters raised in Solutia’s complaint and the Retirees’ Committee’s complaint.

•	Monsanto filed its initial proof of claim on Nov. 29, 2004. By order of the Bankruptcy Court, Monsanto and Pharmacia amended their initial proofs of claim by June 30, 2007, for additional out-of-pocket costs incurred, which claims are subject to further amendment(s) as additional costs are incurred. Monsanto and Pharmacia have reserved the right to file additional claims on behalf of third parties who have not previously filed claims against Solutia, as may be permitted under the Rules of Bankruptcy Procedure.

•	On March 7, 2005, the Official Committee of Equity Security Holders of Solutia (Equity Committee) filed a Complaint and Objection to Claim against Monsanto and Pharmacia, objecting to the claims filed by Monsanto and Pharmacia against Solutia on the grounds that Solutia was undercapitalized at its inception, Pharmacia failed to disclose the full extent of the potential legacy liabilities at the time of Solutia’s spinoff, and Solutia’s indemnity obligations to Pharmacia and Monsanto are unduly burdensome. The Equity Committee’s Complaint and Objection to Claim seeks, among other things, to: (i) recharacterize Monsanto’s and Pharmacia’s claims as equity interests and subordinate these equity interests; (ii) disallow and expunge any claims of Monsanto and Pharmacia related to the spinoff; (iii) obtain a declaration that the provisions of the Distribution Agreement requiring Solutia to assume the legacy liabilities and requiring Solutia to indemnify Monsanto and Pharmacia were unconscionable and may be avoided; and (iv) allocate all liability for claims related to environmental contamination allegedly caused by Pharmacia to Monsanto and Pharmacia and obtain a declaration that Solutia is entitled to an implied indemnity in

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

contract or in tort from Pharmacia and Monsanto for any liability of Solutia arising from the legacy liabilities of Pharmacia. On Sept. 14, 2006, the Bankruptcy Court determined that the Equity Committee lacks standing to pursue Solutia’s claims against Pharmacia and Monsanto but that the Equity Committee has standing to pursue its own objections to the claims of Pharmacia and Monsanto. Pharmacia and Monsanto intend to challenge any pursuit of claims by the Equity Committee. However, this litigation is also being stayed because the AIP has been reached to support a consensual reorganization plan for Solutia. The AIP and the Revised Plan provide for a settlement and release for Monsanto and Pharmacia for the matters raised in the Equity Committee’s Complaint and Objection to Claim.
•	On Dec. 16, 2005, Solutia filed a complaint against Pharmacia and Monsanto to recover alleged preferential transfers from Monsanto and avoid the transfers of certain liabilities allegedly fraudulently transferred to Solutia by Pharmacia and Monsanto. Concurrent with this filing, Solutia announced that it filed this action to preserve the legal rights of its bankruptcy estate, and it has made no decision to pursue this action. The complaint is redundant in many respects to other pending actions filed against Monsanto and Pharmacia by other constituents in the case (including the Equity Committee and the Retirees’ Committee). This litigation is also currently stayed, and the matters raised in Solutia’s complaint are being resolved under the AIP and Revised Plan.

•	Solutia, the Official Committee of Unsecured Creditors (Creditors’ Committee), the Retirees’ Committee, Monsanto and Pharmacia have agreed to stay all litigation in the bankruptcy proceedings, which stay remains in force and effect, subject to any party’s right to issue a termination notice. No termination notice has been issued and no such notice is expected to be issued in the near term, because the AIP has been reached to support a consensual reorganization plan for Solutia and the Revised Plan has been approved.

•	On Aug. 17, 2007, the AIP was reached among Solutia, Monsanto, Pharmacia, the Creditors’ Committee, the Retirees’ Committee, the Ad Hoc Solutia Trade Claims Committee, the Ad Hoc Committee of Solutia Noteholders, and the Equity Committee. The AIP (i) forms the basis for a consensual plan of reorganization for Solutia; (ii) resolves all pending litigation and objections including Solutia’s, the Retirees’ Committee’s and the Equity Committee’s litigation complaints against Monsanto and Pharmacia (described above); and (iii) provides Solutia with significant relief from certain of Solutia’s Assumed Liabilities. The AIP has been incorporated into a revised plan of reorganization (Revised Plan) and revised disclosure statement (Revised Disclosure Statement) which were filed in the Bankruptcy Court on Oct. 15, 2007.

•	Monsanto’s contribution commitment to Solutia under the Revised Plan is similar to that described in Solutia’s original Plan of Reorganization filed on Feb. 14, 2006, with the exception that Monsanto will not backstop a $250 million rights offering to certain unsecured creditors who are given the opportunity to purchase the common stock of Reorganized Solutia. Consistent with Solutia’s original reorganization plan, under the Revised Plan with regard to Solutia’s Assumed Liabilities, Monsanto will (i) accept financial responsibility for toxic tort litigation relating to Pharmacia’s chemical business that occurred prior to Sept. 1, 1997; (ii) accept financial responsibility for environmental remediation obligations at sites relating to Pharmacia’s chemical business which Solutia never owned or operated; and (iii) share financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois, provided that Solutia would pay the first $50 million, Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia’s Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility for costs equally. However, because of the length of Solutia’s bankruptcy proceeding, Monsanto has already incurred $74 million for offsite environmental remediation and related legal costs in Anniston, Alabama, and Sauget, Illinois, as of Nov. 30, 2007. Upon the effective date of the Revised Plan, Monsanto would receive cash reimbursement for environmental remediation payments made at Anniston, Alabama, and Sauget, Illinois, during the course of Solutia’s Chapter 11 case in excess of $50 million. The Revised Plan also provides for a comprehensive retiree settlement and includes a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance, and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997. In consideration for Monsanto’s contributions in the Revised Plan, the resolution of Monsanto’s claims in Solutia’s Chapter 11 case, and settlement of ongoing and potential litigation in the case, among other things, on the effective date of the Revised Plan,

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Monsanto would receive $175 million in cash from Solutia from the proceeds of an offering of approximately 17 percent of common stock of Reorganized Solutia for eligible Solutia equity holders; provided, however, that if the proceeds from the offering are less than $175 million, Monsanto would receive (i) cash equal to the aggregate proceeds of the sale of Solutia’s new common stock to eligible Solutia equity holders, plus (ii) a number of shares of Solutia’s new common stock equal to the difference between the number of shares equal to 17 percent of Solutia’s new common stock and the number of shares of Solutia’s new common stock that were sold to eligible equity holders in the offering. On the effective date of the Revised Plan, Monsanto will also receive a cash reimbursement for professional fees incurred by Monsanto during the course of Solutia’s Chapter 11 proceedings, which amount will be limited by the amount approved and allowed by the Bankruptcy Court for payment of fees to the Creditors’ Committee’s professionals (which amount is estimated to exceed $30 million). The Revised Plan also provides for a settlement and release for Monsanto and Pharmacia for the litigation filed by Solutia, the Retirees’ Committee, and the Equity Committee against Monsanto and Pharmacia.
•	The Bankruptcy Court held a hearing on Oct. 19, 2007, to consider the legal adequacy of the Revised Disclosure Statement which accompanies the Revised Plan. At that hearing, the Court determined that the Revised Disclosure Statement provided sufficient information for creditors and other parties to make an informed decision to vote on the Revised Plan and scheduled confirmation hearings. At the confirmation hearing on Nov. 29, 2007, Solutia announced that the requisite number and amount of Solutia’s creditors and parties-in-interest voted to accept the Revised Plan, and after conducting a confirmation hearing, the Bankruptcy Court approved the Revised Plan and all the settlements by and between Solutia, Pharmacia, Monsanto, the Retirees’ Committee, the Equity Committee and others.

•	On Dec. 14, 2007, Solutia announced that its equity rights offering had been fully subscribed, based on non-binding indications of interest from eligible equity holders. If these holders act on their promise and pay for the Solutia shares, under the Revised Plan as described above, Monsanto will not receive an equity stake in Solutia but rather will receive $175 million in cash upon Solutia’s emergence from bankruptcy. The Revised Plan will not be effective or binding until all conditions precedent to the effective date (as set forth in the Revised Plan) have been satisfied or waived pursuant to the terms of the Revised Plan. The conditions for effectiveness of the Revised Plan include, among other things, Solutia’s entry into an exit financing facility with its lenders, which Solutia currently estimates to occur in late January 2008.
Solutia-related Expenses: Both immediately prior to and since its Chapter 11 filing, Solutia failed to perform its obligations relating to some of Solutia’s Assumed Liabilities. In order to protect Pharmacia’s and Monsanto’s interests, pursuant to Monsanto’s obligation to indemnify Pharmacia and on an interim basis, Monsanto assumed the management and defense of certain third-party tort litigation and funded some of Solutia’s environmental obligations. In the process of managing such litigation and environmental liabilities, and through Monsanto’s involvement in the bankruptcy process, Monsanto determined that it was probable that Monsanto would incur some expenses related to third-party tort litigation and environmental liabilities and that the amount of certain of these expenses could be reasonably estimated. In December 2004, Monsanto determined that it was appropriate to establish a reserve for such expenses based on the best estimates by Monsanto’s management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million (the Solutia-related charge or the charge) was recorded in Monsanto’s first quarter fiscal 2005 results. As of Nov. 30, 2007, $185 million was recorded in the Condensed Statements of Consolidated Financial Position ($60 million in current liabilities and $125 million in other liabilities).

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

A portion of the charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter of fiscal year 2005. In first quarter 2008, interest expense of $1 million was recognized for the accretion of the discounted amount. The following table provides a detailed summary of the discounted and undiscounted amounts included in the charge.

(Dollars in millions)

Undiscounted Portion:
Amount accrued in first quarter fiscal year 2005	$86
Amount accrued and paid during first quarter fiscal year 2005	21

Aggregate Undiscounted Amount	107

Discounted Portion:
Expected payment (undiscounted) for: 2005	29
2006	26
2007	18
2008	7
2009	5
Undiscounted aggregate expected payments after 2009	137

Aggregate Amount to be Discounted as of Nov. 30, 2004	222
Discount, as of Nov. 30, 2004	(45)

Aggregate Discounted Amount Accrued in First Quarter Fiscal Year 2005	177

Total Charge Recognized in First Quarter Fiscal Year 2005	$284

Payments	(49)
Accretion	4

Balance Aug. 31, 2005	$239
Payments	(34)
Accretion	5

Balance Aug. 31, 2006	$210
Payments	(33)
Accretion	3
Additional charge recognized in fiscal year 2007	2

Balance Aug. 31, 2007	$182
Payments	(6)
Accretion	1
Additional charge recognized in fiscal year 2008	8

Balance Nov. 30, 2007	$185

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
In addition to the Solutia-related charge, Monsanto has incurred legal and other costs related to the Chapter 11 proceeding and its Solutia-related indemnification obligations to Pharmacia. These costs, along with excess amounts for the Sauget and Anniston remediation described above, are expensed as incurred because the potential future costs to Monsanto to protect its interests cannot be reasonably estimated. The legal and other costs, together with the Solutia-related charge, are reflected in the Statements of Consolidated Operations as Solutia-related expenses.
Potential Reimbursements: As described above in the Bankruptcy Proceedings section, the Revised Plan provides that Monsanto would be reimbursed for a portion of its legal and other costs related to the bankruptcy, the excess amounts for the Sauget and Anniston remediation, and up to $175 million in cash or a combination of cash and Solutia stock. The charge does not reflect any recoveries Monsanto might receive through the bankruptcy process. Since Monsanto has previously recognized such expenses and the Solutia-related charge, any such amounts would result in a gain.
Further, a portion of Monsanto’s claim relates to warrants Solutia did not issue, which Monsanto has not recorded in its financial statements. In September 2003, the state and federal courts approved a global settlement of certain PCB litigation: Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County,

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Alabama); and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama). Monsanto, Solutia and Pharmacia are each responsible for paying the full amount of the settlement. However, they agreed among themselves that Solutia would pay $50 million of the settlement amount over the next 11 years or more. Solutia has made four payments of $5 million each through September 2007, and is obligated to continue making its settlement payments under the terms of the Revised Plan. Monsanto paid $150 million of its share of the $550 million cash settlement in August 2003, and the remaining $400 million was paid in September 2003. In connection with that settlement, Solutia agreed to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share. Solutia did not execute a final warrant agreement or issue or deliver the warrants, and Monsanto has asserted a claim for its unreimbursed settlement contribution in the course of Solutia’s Chapter 11 proceeding. Under the Revised Plan, Solutia’s obligation to issue the warrants will be resolved once the Revised Plan becomes effective and binding.
In addition, the charge does not reflect any insurance reimbursements or any recoveries Monsanto might receive through actions that it is pursuing on Pharmacia’s behalf with regard to the Anniston, Alabama, Sauget, Illinois, and Lower Passaic River, New Jersey, sites. Receivables of $13 million were recorded as of Nov. 30, 2007 ($10 million was recorded in miscellaneous receivables and $3 million was recorded in other assets), for the anticipated insurance reimbursement of a portion of Monsanto’s settlement payments for certain litigation related to Anniston, Alabama. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $146 million.
Because of the various uncertainties as to amounts, nature of claims, identification of remedies, determinations of liability, and the timing and terms of Solutia’s emergence from bankruptcy, among other things, the degree to which Monsanto may ultimately be responsible or incur costs for the particular matters reflected in the charge or other of Solutia’s Assumed Liabilities or Solutia-related expenses remains uncertain.
Solutia Litigation Obligations: Included in the Solutia-related charge are amounts related to certain of Solutia’s third-party tort litigation, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins, and other chemical and premises liability litigation. The following describes the significant litigation matters reflected in the Solutia-related charge.
On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys are named defendants in the case but Solutia is not, due to its pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Oct. 1, 2007, 78 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. Except for the name of the plaintiff, each complaint is identical and each alleges personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. These cases are related to, and were filed in the same court as, the Allen action described above.
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

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
Other Solutia-Related Matters: Monsanto is a party to several agreements with Solutia for the supply of raw materials and services used in the production of an intermediate for glyphosate at Monsanto’s facility at Chocolate Bayou, Texas. In November 2007, Monsanto and Solutia amended these agreements to provide that, subject to Solutia’s emergence from bankruptcy under the Revised Plan, the supply arrangements will terminate on Dec. 31, 2012, upon which time Monsanto will be obligated to pay Solutia a $30 million termination fee, the net present value of which is $26 million. The amendments to the supply agreements also provide that Monsanto will purchase certain minimum volumes of raw materials to produce disodium iminodiacetic acid, a key ingredient in the production of glyphosate. These amendments have been approved by the Bankruptcy Court in connection with its approval of the Revised Plan, but will not be effective until Solutia emerges from bankruptcy protection.
Guarantees: Disclosure regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2007. Disclosures regarding these guarantees made by Monsanto can be found in Note 21 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007. Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement relating to Solutia’s Assumed Liabilities can be found above.
NOTE 17. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, vegetable and fruit seeds and all other crops seeds and traits. After the acquisition of DPL in 2007, Monsanto identified cotton seed and traits as an additional significant operating segment within the Seeds and Genomics segment. The Agricultural Productivity segment consists of the crop protection products, animal agriculture businesses and lawn-and-garden herbicide products. Within the Agricultural Productivity segment, the significant operating segments are Roundup and

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

other glyphosate-based products and all other agricultural products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2008. Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows. Prior year amounts have been adjusted to reflect the divestiture of the U.S. Stoneville and NexGen Branded Cotton Seed businesses. See Note 18 — Discontinued Operations — for further discussion of the divestiture.

	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006

Net Sales(1)
Corn seed and traits	$467	$360
Soybean seed and traits	162	170
Cotton seed and traits	42	25
Vegetable and fruit seed	130	100
All other crops seeds and traits	35	25

Total Seeds and Genomics	$836	$680

ROUNDUP and other glyphosate-based herbicides	$1,008	$649
All other agricultural products	255	210

Total Agricultural Productivity	$1,263	$859

Total	$2,099	$1,539

EBIT(2)(3)
Seeds and Genomics	$(20)	$1
Agricultural Productivity	385	103

Total	$365	$104

Depreciation and Amortization Expense(4)
Seeds and Genomics	$99	$86
Agricultural Productivity	44	42

Total	$143	$128

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Seeds and Genomics EBIT includes a loss of $8 million from discontinued operations for first quarter 2007.

(4)	Seeds and Genomics depreciation and amortization expense includes $3 million from discontinued operations for first quarter 2007.
A reconciliation of EBIT to net income for each quarter follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006

EBIT(1)	$365	$104
Interest Expense — Net	4	3
Income Tax Provision(2)	105	11

Net Income	$256	$90

(1)	Includes the loss from operations of discontinued businesses and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit (provision) on minority interest and the income tax benefit on discontinued operations.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 18. DISCONTINUED OPERATIONS

Divested Cotton Businesses: In conjunction with the DOJ consent decree received on May 31, 2007, Monsanto agreed to divest its U.S. Stoneville and NexGen Branded Cotton Seed businesses. Monsanto completed its acquisition of DPL as of June 1, 2007. The U.S. Stoneville and NexGen businesses were part of the Seeds and Genomics segment. Monsanto sold its Stoneville and NexGen cotton seed brands and related business assets on June 19, 2007, for $310 million and $7 million, respectively. Monsanto also divested certain cotton germplasm that was acquired from DPL’s cotton breeding program, as required by the consent decree. Monsanto has retained certain rights to this germplasm. The buyers of these assets are licensed to use our traits in their brands prospectively under a royalty bearing agreement. During the three months ended Nov. 30, 2006, Monsanto included a loss of $5 million related to these businesses in discontinued operations.
NOTE 19. SUBSEQUENT EVENTS

On Dec. 11, 2007, the board of directors declared a quarterly dividend on the company’s common stock of 17.5 cents per share. The dividend is payable on Jan. 25, 2008, to shareowners of record on Jan. 4, 2008.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

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
In the fourth quarter of 2007, we sold our U.S. Stoneville® and NexGen® cotton seed brands and related business assets (divested cotton businesses) as part of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). As a result, financial data for these businesses have been presented as discontinued operations and have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, the Statements of Consolidated Operations have been conformed to this presentation. The divested cotton businesses were previously reported as part of the Seeds and Genomics segment. See Note 18 — Discontinued Operations — for further details.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007. Financial information for the first three months of fiscal year 2008 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

the company. See Note 17 — Segment Information — for a reconciliation of EBIT to net income for the three months ended Nov. 30, 2007, and Nov. 30, 2006.
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
Executive Summary
Consolidated Operating Results — Net sales increased $560 million, or 36 percent, in the three-month comparison. This improvement was a result of increased sales of ROUNDUP and other glyphosate-based herbicides globally combined with higher sales of corn seed and traits in Brazil and Argentina. Net income in first quarter 2008 was $0.46 per share, compared with $0.16 per share in first quarter 2007.
Financial Condition, Liquidity, and Capital Resources — In first quarter 2008, net cash provided by operating activities was $996 million, compared with $600 million in the prior-year quarter. Net cash required by investing activities was $256 million in first quarter 2008, compared with $67 million in first quarter 2007. Free cash flow was $740 million in first quarter 2008 compared with $533 million in the prior-year quarter. This increase is primarily because of higher U.S. customer prepayments in first quarter 2008 than first quarter 2007.
Outlook — We plan to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers. Our current research and development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.
We plan to improve and to grow our vegetable and fruit seed business. We have applied our molecular breeding and marker capabilities to our library of vegetable and fruit germplasm. Our purchase of DPL will expand our cotton breeding operation. In the future, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plans.
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
We are required to indemnify Pharmacia for Solutia’s Assumed Liabilities (defined in Note 16), to the extent that Solutia fails to pay, perform or discharge those liabilities. Prior to and following its filing for bankruptcy protection, Solutia has disclaimed responsibility for some of Solutia’s Assumed Liabilities. In 2005, we recorded a pre-tax charge of $284 million for estimated litigation and environmental costs we expect to incur in connection with Solutia’s bankruptcy. As of Nov. 30, 2007, the remaining Solutia-related reserve was $185 million. We believe that the reserve represents the discounted cost that we expect to incur in connection with these litigation and environmental matters. However, our actual costs may differ materially from this estimate. In addition, the reserve may not reflect all potential liabilities that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or other recoveries that we might receive. We also continue to incur legal and other expenses associated with the bankruptcy proceedings. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve or other of Solutia’s Assumed Liabilities or Solutia-related expenses is uncertain until the outcomes of all matters in the Chapter 11 proceeding are resolved. If Solutia

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

emerges from bankruptcy in January 2008 as it has projected, under the current plan of reorganization we would expect to record a non-recurring gain (net of tax) of approximately $0.22 to $0.24 per share in second quarter 2008 for the settlement of our claim, as we have previously recognized the costs we expect to incur related to Solutia’s Assumed Liabilities. Any change in the timing or terms of Solutia’s emergence from bankruptcy would necessarily affect whether we record any gain, as well as the amount of any such gain. Additional information about Solutia and other litigation matters and the related risks to our business may be found in Note 16. See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007.
RESULTS OF OPERATIONS — FIRST QUARTER FISCAL YEAR 2008

	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2007	2006	Change

Net Sales	$2,099	$1,539	36%
Gross Profit	1,055	682	55%
Operating Expenses:
Selling, general and administrative expenses	461	382	21%
Research and development expenses	200	178	12%
Acquired in-process research and development (see Note 3)	1	—	NM

Total Operating Expenses	662	560	18%

Income from Operations	393	122	222%
Interest expense	36	33	9%
Interest income	(32)	(30)	7%
Solutia-related expenses (see Note 16)	17	10	70%
Other expense — net	2	4	(50)%

Income from Continuing Operations Before Income Taxes and Minority Interest	370	105	252%
Income tax provision	107	13	NM
Minority interest expense (income)	7	(3)	NM

Income from Continuing Operations	256	95	169%
Discontinued Operations (see Note 18):
Loss from operations of discontinued businesses	—	(8)	NM
Income tax benefit	—	(3)	NM

Loss on Discontinued Operations	—	(5)	NM

Net Income	$256	$90	184%

Diluted Earnings (Loss) per Share:
Income from continuing operations	$0.46	$0.17	171%
Income (loss) on discontinued operations	—	(0.01)	NM

Net Income	$0.46	$0.16	188%

NM = Not Meaningful

Effective Tax Rate	29%	12%
Comparison as a Percent of Net Sales:
Gross profit	50%	44%
Selling, general and administrative expenses	22%	25%
Research and development expenses (excluding acquired IPR&D)	10%	12%
Total operating expenses	32%	36%
Income from continuing operations before income taxes and minority interest	18%	7%
Net income	12%	6%

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales increased 36 percent in first quarter 2008 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 23 percent, and our Agricultural Productivity segment net sales improved 47 percent. The following table presents the percentage changes in first quarter 2008 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Quarter 2008 Percentage Change in Net Sales vs. First Quarter 2007
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	9%	6%	3%	18%	5%	23%
Agricultural Productivity Segment	17%	22%	8%	47%	—	47%
Total Monsanto Company	13%	15%	6%	34%	2%	36%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2008 and 2007. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 55 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased 6 percentage points to 50 percent in first quarter 2008 driven by the increase in ROUNDUP and other glyphosate-based herbicides average net selling prices. Gross profit percentage in the Seed and Genomics Segment decreased 2 percentage points to 59 percent in first quarter 2008. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 13 percentage points to 44 percent in first quarter 2008. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 18 percent, or $102 million, in first quarter 2008 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 21 percent primarily because of the Seeds and Genomics business growth including acquisitions, and R&D expenses increased 12 percent related to the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 3 percentage points to 22, and R&D expenses decreased 2 percentage points to 10 in the three-month comparison.
Solutia-related expenses were $17 million in first quarter 2008 and $10 million in the prior year quarter. See Note 16 — Commitments and Contingencies — for further details.
Income tax provision was $107 million in first quarter 2008, compared with $13 million in the prior-year quarter. The effective tax rate increased to 29 percent from 12 percent in first quarter 2007. First quarter 2007 included several discrete tax adjustments resulting in a tax benefit of $23 million. The majority of this benefit in the prior year quarter was the result of audit settlements, including the conclusion of an ex-U.S. audit and the resolution of various state income tax matters. Without these items, our effective tax rate for first quarter 2008 would have been lower than the prior year rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006	Change

Net Sales
Corn seed and traits	$467	$360	30%
Soybean seed and traits	162	170	(5)%
Cotton seed and traits	42	25	68%
Vegetable and fruit seed	130	100	30%
All other crops seeds and traits	35	25	40%

Total Net Sales	$836	$680	23%

Gross Profit
Corn seed and traits	$285	$223	28%
Soybean seed and traits	111	122	(9)%
Cotton seed and traits	24	15	60%
Vegetable and fruit seed	64	51	25%
All other crops seeds and traits	11	5	120%

Total Gross Profit	$495	$416	19%

EBIT(1)	$(20)	$1	NM

NM = Not Meaningful

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 17 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2008

Net sales of corn seed and traits increased 30 percent, or $107 million, in the three-month comparison, primarily because of an increase in sales volumes of Brazil corn seed, which increased because of stronger customer demand. Net sales of corn seed and traits increased in Argentina because of higher volumes from stronger customer demand and an increase in the average net selling price.
In first quarter 2008, vegetable and fruit seed net sales increased 30 percent, or $30 million, in the three-month comparison because of an increase in sales volumes related to stronger customer demand.
Gross profit as a percent of sales for this segment decreased 2 percentage points in the quarter-over-quarter comparison to 59 percent primarily because our higher margin soybean seed and trait sales represented a smaller percentage of this segment’s sales in first quarter 2008 than in first quarter 2007. Further, this segment’s gross profit percentage decreased in the three-month comparison, primarily because of the unfavorable impact of higher soybean commodity prices on our cost of production.
EBIT for the Seeds and Genomics segment decreased $21 million to a loss of $20 million in first quarter 2008. The net sales increases discussed throughout this section resulted in $79 million higher gross profit in first quarter 2008. In the three-month comparison, increased SG&A expenses related to the growth in the business including acquisitions and the increase in the investment in R&D more than offset the gross profit improvement.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006	Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$1,008	$649	55%
All other agricultural productivity products	255	210	21%

Total Net Sales	$1,263	$859	47%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$487	$194	151%
All other agricultural productivity products	73	72	1%

Total Gross Profit	$560	$266	111%

EBIT(1)	$385	$103	274%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 17 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2008

Net sales of ROUNDUP and other glyphosate-based herbicides increased 55 percent, or $359 million, in the three-month comparison. In first quarter 2008, net sales of ROUNDUP and other glyphosate-based herbicides increased globally, especially in Brazil, Argentina, Europe and the United States. The average net selling price increased in all regions. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 14 percent in first quarter 2008 from first quarter 2007.
Net sales of ROUNDUP and other glyphosate-based herbicides increased in Brazil because of higher average net selling prices. Sales volumes of ROUNDUP and other glyphosate-based herbicides also increased in Brazil because of more favorable market conditions. Key contributors were an improvement in farmer liquidity resulting from higher soybean and corn commodity prices and the increase in acres planted with ROUNDUP READY soybeans in 2008 over 2007. Further, net sales of ROUNDUP and other glyphosate-based herbicides increased in the three-month comparison because of the favorable foreign currency translation rate of the Brazilian real.
Sales volumes of ROUNDUP and other glyphosate-based herbicides also increased in Argentina, primarily because of an increase in customer demand in 2008 over 2007. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased in Europe, primarily because of more favorable weather conditions in 2008 than in 2007.
The net sales increases discussed throughout this section resulted in $294 million higher gross profit in first quarter 2008. Gross profit as a percent of sales for the Agricultural Productivity segment increased 13 percentage points to 44 percent in first quarter 2008 because of higher average selling prices for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment increased $282 million to $385 million in first quarter 2008.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

			As of
	As of Nov. 30,		Aug. 31,
(Dollars in millions, except current ratio)	2007	2006	2007

Cash and cash equivalents	$1,617	$1,842	$866
Trade receivables — net	1,642	1,306	1,499
Inventories	2,241	1,954	1,719
Other current assets(1)	1,062	851	1,000

Total Current Assets	$6,562	$5,953	$5,084

Short-term debt	$261	$42	$270
Accounts payable	673	477	649
Accrued liabilities(2)	3,193	2,162	2,156

Total Current Liabilities	$4,127	$2,681	$3,075

Working Capital(3)	$2,435	$3,272	$2,009
Current Ratio(3)	1.59:1	2.22:1	1.65:1

(1)	Includes miscellaneous receivables, current deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Nov. 30, 2007, compared with Aug. 31, 2007: Working capital increased $426 million between Aug. 31, 2007, and Nov. 30, 2007, because of the following factors:
•	Cash and cash equivalents increased $751 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Inventories increased $522 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2007.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

These increases to working capital between Aug. 31, 2007, and Nov. 30, 2007, were offset primarily by the following factor:
•	Accrued liabilities increased $1,037 million primarily because our deferred revenue balance increased due to U.S. customer prepayments in first quarter 2008. Also contributing to this increase was the seasonal increase in our production grower accruals related to the fall harvest of seed products.
Nov. 30, 2007, compared with Nov. 30, 2006: Working capital decreased $837 million between Nov. 30, 2007, and Nov. 30, 2006. The following factors increased working capital as of Nov. 30, 2007, compared with Nov. 30, 2006:
•	Trade receivables increased $336 million primarily because of the increase in net sales in first quarter 2008 from the same quarter a year ago.

•	Inventories increased $287 million primarily because of the Seeds and Genomics acquisitions and business growth in the United States.
These working capital increases were more than offset primarily by the following factors:
•	Cash and cash equivalents decreased $225 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, for further details of this decrease.

•	Short-term debt increased $219 million primarily because $238 million of 4% Senior Notes due on May 15, 2008, are classified as short-term debt as of Nov. 30, 2007.

•	Accrued liabilities and accounts payable increased $1,031 million and $196 million, respectively, primarily because of higher activity levels in 2008 resulting from the increase in sales and the 2007 acquisitions. In addition, deferred revenue increased related to certain customer prepayments, primarily in the United States.
Customer Financing Programs: We refer certain interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. In April 2002, we established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. There were no customer loans sold through the financing program in first quarter 2008. In first quarter 2007, we received $4 million from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
As of Nov. 30, 2007, and Aug. 31, 2007, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $157 million and $301 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Nov. 30, 2007, and Aug. 31, 2007, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
In 2005, we entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement qualified for sales treatment under SFAS 140. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $140 million under subsequent amendments. We received $42 million and $51 million of proceeds through these customer financing programs in the first three months of 2008 and 2007,

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

respectively. The amount of loans outstanding was $119 million and $86 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $119 million as of Nov. 30, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $6 million and $3 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs also qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $38 million and $37 million of proceeds through these customer financing programs in the first three months of 2008 and 2007, respectively. The amount of loans outstanding was $85 million and $66 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $85 million as of Nov. 30, 2007. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $4 million and $2 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $3 million and $4 million for the first three months of 2008 and 2007, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Nov. 30, 2007, and Aug. 31, 2007. The maximum potential amount of future payments under the recourse provisions of the agreements was $26 million as of Nov.30, 2007. The outstanding balance of the receivables sold with recourse was $26 million and $28 million as of Nov. 30, 2007, and Aug. 31, 2007, respectively.
Cash Flow

	Three Months Ended Nov. 30,
(Dollars in millions)	2007	2006

Net Cash Provided by Operating Activities	$996	$600
Net Cash Required by Investing Activities	(256)	(67)

Free Cash Flow(1)	740	533

Net Cash Required by Financing Activities	(47)	(156)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	58	5

Net Increase in Cash and Cash Equivalents	751	382
Cash and Cash Equivalents at Beginning of Period	866	1,460

Cash and Cash Equivalents at End of Period	$1,617	$1,842

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $996 million in first quarter 2008 compared with $600 million in first quarter 2007. Cash provided by the change in deferred revenue increased $341 million in the three-month comparison because of an increase in U.S. customer prepayments in the current quarter compared with the prior year quarter.
Cash required by investing activities was $256 million in first quarter 2008 compared with $67 million in first quarter 2007. In first quarter 2008, we used cash for acquisitions of businesses of $92 million and did not complete any acquisitions in the first three months of 2007. Our capital expenditures increased $62 million in the three-month comparison, to $154 million, primarily for the expansion of corn seed production facilities.
The amount of cash required by financing activities was $47 million in first quarter 2008 compared with $156 million in first quarter 2007. The net change in short-term financing provided cash of $22 million in first quarter 2008 compared with a use

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

of cash of $7 million in the prior-year quarter. Cash required for long-term debt reductions was less than $1 million in first quarter 2008 compared with $69 million in first quarter 2007. Dividend payments increased 78 percent, or $42 million, because we paid dividends of 17.5 cents per share in first quarter 2008 compared with 10 cents per share in first quarter 2007.
Capital Resources and Liquidity

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2007	2006	2007

Short-Term Debt	$261	$42	$270
Long-Term Debt	1,153	1,580	1,150
Total Shareowners’ Equity	8,059	6,661	7,503
Debt-to-Capital Ratio	15%	20%	16%

Total debt outstanding decreased $208 million between Nov. 30, 2006, and Nov. 30, 2007, primarily because we repaid our three-year term bank loan in Europe in the third quarter of 2007.
We plan to issue new fixed-rate debt on or before May 1, 2008, to repay $238 million of 4% Senior Notes that are due May 15, 2008, and to finance our expansion of corn seed production facilities. In September 2007, we entered into forward starting interest rate swaps with a total notional amount of $500 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in our benchmark interest rates until the debt is issued.
As discussed in Note 16 under the subheading “Solutia, Inc.,” the Bankruptcy Court approved Solutia’s Revised Plan and all related settlements with creditor and equity stakeholders on Nov. 29, 2007. If Solutia emerges from bankruptcy protection as they currently project in January 2008, we anticipate receiving $175 million in cash and additional compensation for certain environmental and advisor fee reimbursements for the settlement of our claim.
Dividend: In December 2007, we declared a quarterly dividend of 17.5 cents payable on Jan. 25, 2008, to shareowners of record as of Jan. 4, 2008.
Capital Expenditures: We expect 2008 capital expenditures to be in the range of $800 million compared with $509 million in 2007. The largest drivers of this increase are expected to be projects to expand corn seed production facilities.
2008 Acquisitions: In September 2007, we acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $90 million (net of cash acquired and debt assumed), inclusive of transaction costs of $1 million. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. We consummated the transaction with cash. The financial results of this acquisition were included in the company’s consolidated financial statements from the date of acquisition.
2007 Acquisitions: On June 1, 2007, we completed the purchase of all the outstanding stock of DPL for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed), inclusive of transaction costs of approximately $36 million. During 2007, our ASI subsidiary acquired 10 regional U.S. seed companies in separate transactions for an aggregate purchase price of $87 million (net of cash acquired), inclusive of transaction costs of $3 million. In conjunction with one of these acquisitions, we entered into a five-year global technology license agreement. Also during 2007, we acquired two European vegetable and fruit seed businesses for $57 million, inclusive of transaction costs of $6 million. Additional contingent purchase price may be payable in the future if certain earnings targets are met. Such amounts are not expected to be material.
2008 Contractual Obligation: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report of Form 10-K for the year ended Aug. 31, 2007, except for a change related to the adoption of Financial Accounting Standards Board (FASB) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes —an Interpretation of FASB Statement No. 109, (FIN 48). The anticipated contractual obligations for unrecognized tax benefits under FIN 48 which would require cash settlements were $153 million as of Nov. 30, 2007. Because there is a high degree of uncertainty regarding the timing of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods. The liability at Nov. 30, 2007, was not materially different from the liability at the date of adoption.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Contingent Liabilities Relating to Solutia Inc. (Off-Balance Sheet Arrangement)
Under the Separation Agreement, we were required to indemnify Pharmacia for Solutia’s Assumed Liabilities, to the extent that Solutia fails to pay, perform or discharge those liabilities. Solutia and 14 of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and have sought relief from paying certain liabilities, including Solutia’s Assumed Liabilities. In connection with Solutia’s plan of reorganization, which has been approved by the Bankruptcy Court, we have assumed the management and defense of certain of Solutia’s third-party tort litigation and environmental matters. We had previously determined that it was probable that we would incur some expenses related to such litigation and environmental liabilities and that the amount of such expenses could be reasonably estimated. Accordingly, in first quarter 2005, we recorded a charge in the amount of $284 million based on the best estimates by our management with input from our legal and other outside advisors. As of Nov. 30, 2007, the remaining Solutia-related reserve was $185 million.
We believe that the charge represents the discounted cost that we would expect to incur in connection with these litigation and environmental matters; however, our actual costs may be materially different from this estimate. Further, the charge may not reflect all potential liabilities and expenses that we may incur in connection with Solutia’s bankruptcy and does not reflect any insurance reimbursements or any recoveries we might receive through the bankruptcy process. Under the rules of the SEC, these contingent liabilities are considered to be an off-balance sheet arrangement. See Note 16 under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities, the charge discussed above, and the status of Solutia’s bankruptcy proceeding. Also see Part II — Item 1 — Legal Proceedings for further information.
OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. In the Agricultural Productivity segment, our glyphosate business is solid, and our selective chemistry business is expected to decline. As a result, we are striving to expand our seeds and traits business and working to maintain our position in our chemistry business.
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
Seeds and Genomics
Our capabilities in plant breeding and biotechnology research are generating a rich and balanced product pipeline that we expect will drive long-term growth. We plan to continue to invest in the areas of seeds, genomics and biotechnology and to invest in technology arrangements that have the potential to increase the efficiency and effectiveness of our R&D efforts. We believe that our seeds and traits businesses will have significant near-term growth opportunities through a combination of improved breeding and continued growth of stacked and second-generation biotech traits.
We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable and fruit portfolio will focus on 25 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable and fruit seed germplasm, and we expect that to lead to growth in that business. We also plan to make strategic acquisitions by our seed businesses to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. We expect to see

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

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
Regulatory approvals have been obtained in the United States and Canada for ROUNDUP RREADY2YIELD soybeans, our second-generation glyphosate-tolerant soybean product. In addition, regulatory submissions for ROUNDUP RREADY2YIELD have been filed in at least 10 soybean-importing countries, with notable progress in Japan and other key export markets. Cultivation opportunities were expanded for corn in South America with Argentina’s regulatory approvals for YIELDGARD corn borer stacked with ROUNDUP READY corn.
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
In Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system to ensure that we capture value on all Monsanto ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. However, full regulatory system approval of additional traits must be realized for us to see a step change in contributions from seeds and traits. The agricultural economy in Brazil is benefiting from strong global commodity prices, particularly for corn and soybeans. Although farmer liquidity has improved from last year, we continue to monitor our credit policy, expand our grain-based collection system, and increase cash sales, as part of a continuous effort to manage our Brazilian risk against possible market and foreign exchange volatility.
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
Agricultural Productivity
We believe our ROUNDUP herbicide business will continue to generate a sustainable source of cash and gross profit. Pricing of generic formulations of glyphosate herbicides has increased during 2008. The generic pricing can be somewhat unstable during the short-term, but we believe both the short- and long-term trends will be favorable. We have experienced increased demand in recent years, and we are implementing strategies to meet the future demands for ROUNDUP, as well as for our licensed glyphosate. To sustain the cash and income generation of our ROUNDUP business, we will continue to actively manage our inventory and other costs and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to increase prices. Further expansion of crops with our ROUNDUP READY traits may also incrementally increase sales of our ROUNDUP products.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Like most other selective herbicides, our selective acetochlor herbicide products face increasing competitive pressures and a declining market, in part because of the rapid penetration of ROUNDUP READY corn in the United States. We will continue to seek ways to optimize our selective herbicides business, as we believe it is important to offer fully integrated crop-protection solutions, particularly in ROUNDUP READY corn. We anticipate a continued decline in this business in the near term, but the gross profit from the ROUNDUP READY traits and from the ROUNDUP herbicides used on these acres are significantly higher than the gross profit from the lost selective herbicide sales.
We expect that our lawn-and-garden herbicide products will remain a strong cash generator and support our ROUNDUP brand equity in the marketplace. However, we anticipate continued competition from generic and private-label products and, as a result, cost pressures from major retailers.
During 2008, our POSILAC rbST business will continue to reduce bulk powder inventory. Sandoz GmbH, which manufactures the active ingredient and the finished dose formulation for POSILAC, has notified us of its election to terminate its agreement with us, effective Dec. 31, 2008. We do not expect the termination to have a significant effect on our supplies because in 2006 we received FDA approval for the Augusta, Georgia facility for finished formulation and packaging of POSILAC. We believe some processor requests for milk produced by cows not supplemented with rbST will limit our future sales.
Other Information
As discussed in Note 16 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. In addition, we are required to indemnify Pharmacia for Solutia’s Assumed Liabilities, some of which Solutia has disclaimed in the course of its bankruptcy proceedings. As discussed in Note 16 under the subheading “Solutia, Inc.”, the Bankruptcy Court approved Solutia’s revised plan of reorganization and all related settlements with creditor and equity stakeholders on Nov. 29, 2007. Under the plan of reorganization approved by the Bankruptcy Court for Solutia, upon Solutia’s emergence from bankruptcy protection, we would be entitled to reimbursement for a portion of the costs we have incurred with respect to Solutia’s Assumed Liabilities. Solutia’s emergence from bankruptcy is subject to a number of conditions, including, without limitation, the completion of the equity rights offering and negotiation and completion of Solutia’s new credit facility, and we cannot predict with certainty when Solutia would be able to satisfy such conditions. Solutia has recently projected that it will emerge from bankruptcy in late January 2008. If Solutia emerges from bankruptcy at that time under the current plan of reorganization, we would expect to record a non-recurring gain (net of tax) of approximately $0.22 to $0.24 per share in the second quarter 2008 for the settlement of our claim, as we have previously recognized the costs we expect to incur or have incurred related to Solutia’s Assumed Liabilities. Any change in the timing or terms of Solutia’s emergence from bankruptcy would necessarily affect whether we record a gain, as well as the amount of any such gain. See Note 16 under the subheading “Solutia Inc.” for further information regarding Solutia’s Assumed Liabilities and the status of Solutia’s bankruptcy proceeding. Also see Part II — Item 1 — Legal Proceedings for further information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, by its nature the estimation process is uncertain, given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.
The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2007. Had we used estimates different from any of those contained in such Report on

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q.
NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. Accordingly, we will adopt SFAS 160 in fiscal year 2010. We are currently evaluating the impact of SFAS 160 on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The IPR&D is evaluated for impairment and if no alternative future use exists, the asset is expensed. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, we will adopt SFAS 141R in fiscal year 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Nov. 30, 2007 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

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

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name, proceedings to which Pharmacia is a party but that we manage and for which we are responsible, and proceedings that we are managing related to Solutia’s Assumed Liabilities (as defined in Note 16). We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 16 under the subheading “Litigation and Indemnification” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.
The following discussion provides new and updated information regarding certain proceedings to which Pharmacia or Monsanto is a party and for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007.
Patent and Commercial Proceedings
The following proceeding involves Syngenta AG (Syngenta) and its affiliates:
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on July 28, 2004, Syngenta filed suit against us in the U.S. District Court for the District of Delaware, alleging that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed (the Antitrust Action). Syngenta seeks $57 million in supposed actual damages and requested treble damages, attorneys’ fees and injunctive relief. In July 2005, we filed counterclaims against Syngenta, Syngenta Seeds, and affiliated companies for misappropriation of property and false advertising. The Court has tentatively set the case for trial commencing June 2, 2008.

•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on Sept. 21, 2004, Golden Harvest Seeds, Inc., a subsidiary of Syngenta, filed suit against us in the Circuit Court of St. Louis County, Missouri, seeking a declaration with respect to its right to sell-off certain corn products after the termination of its various corn trait licenses with us. We counterclaimed for unjust enrichment and breach of the agreements and seek recovery of damages and injunctive relief. This case has been set for trial commencing Sept. 8, 2008.
While efforts continue, discussions have failed to resolve outstanding issues related to the development of a payment system for the use of our technology to produce soybean products in Argentina or Uruguay containing our patented Roundup Ready technologies. We have initiated patent infringement actions against importers of Argentine soy products that were found to have contained our unlicensed glyphosate-tolerant technology, which is patented in the respective European countries. In June 2005, we filed cases against Cefetra, in The Hague, the Netherlands, and Den Lokale, A.m.d.A., et al., in the Danish High Court, Eastern Division. In February and March 2006, we filed cases against Bunge Iberica SA, Ceralto SL and Sesostris SAE in Spain, and Cargill International SA and Cargill plc in England. Further cases were filed in May and June 2006 against Alfred C. Toepfer International GmbH and Glencore Grain BV and Glencore Grain Rotterdam BV, in the courts of The Hague. The first Dutch trial took place in The Hague in October 2007. The trial in England took place in June 2007, and a decision was received in October 2007. The court found our patent to be valid and that the patented sequence is present in the soy meal imported from Argentina but that there was no infringement on the basis of an interpretation of our patent claim language. We are appealing the decision. The hearing in the Sesostris case in Spain took place in July 2007. An adverse decision was delivered in September 2007 and has since been appealed. No trial has yet been scheduled in the Danish High Court. The Argentine government has opposed our use of patent infringement actions as a means of securing payment for the use of our technology in Argentina and has been admitted as a co-defendant to the proceedings in the Netherlands and as an observer to the proceedings in Denmark. In addition, the national competition commission in Argentina (CNDC) has initiated a formal investigation regarding our patent infringement actions in the European Union.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

Governmental Proceedings and Undertakings
On Dec. 10, 2007, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our subsidiary Monsanto Nordeste, primarily challenging the treatment of a value added tax incentive granted by the State of Bahia as an inducement for the construction and operation of a manufacturing facility in Camaçari, Brazil. The assessment seeks payment of approximately $35 million (subject to currency exchange rates) of tax, excluding penalties and interest. We believe there is no basis in law for this tax assessment. We will file an appeal of this assessment with the Federal Revenue Service. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.76 Brazilian reais per dollar and will fluctuate with exchange rates in the future.
Proceedings Related to Solutia’s Assumed Liabilities
See Note 16 for additional information regarding legal proceedings related to Solutia’s Assumed Liabilities.
See “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Item 1A below, which refers to Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, for information regarding the risk factors that may affect any forward-looking statements regarding our legal proceedings.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2008 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of
				Shares Purchased as	(d) Approximate Dollar
				Part of Publicly	Value of Shares that May
	(a) Total Number of		(b) Average Price Paid	Announced Plans or	Yet Be Purchased Under
Period	Shares Purchased		per Share(1)	Programs	the Plans or Programs

September 2007:
Sept. 1, 2007, through Sept. 30, 2007	178,240	(2)	$76.19	177,400	$477,067,750
October 2007:
Oct. 1, 2007, through Oct. 31, 2007	323,034	(3) (4)	$88.54	319,484	$448,620,443
November 2007:
Nov. 1, 2007, through Nov. 30, 2007	76,444		$91.57	76,444	$441,620,367

Total	577,718		$85.13	573,328	$441,620,367

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Includes 840 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	Includes 2,252 shares purchased by an affiliated purchaser through the exercise of stock options with an average exercise price of $16.19.

(4)	Includes 1,298 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Nov. 30, 2007.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Jan. 7, 2008

MONSANTO COMPANY	FIRST QUARTER 2008 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

10	First Amendment, effective Dec. 1, 2007, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007. †

11	Omitted — see Note 14 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

†	Represents management contract or compensatory plan or arrangement.