Form 10-Q
period 2008-02-29
MONSANTO CO /NEW/
filed 2008-04-04
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-16167
MONSANTO COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1878297 (I.R.S. Employer Identification No.)

800 North Lindbergh Blvd., St. Louis, MO (Address of principal executive offices)	63167 (Zip Code)
(314) 694-1000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 548,768,744 shares of Common Stock, $0.01 par value, outstanding as of Apr. 2, 2008.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007.
Our forward-looking statements represent our estimates and expectations and are based on currently available information at the time that we make those statements. However, circumstances change constantly, often unpredictably, and many events beyond our control will determine whether the expectations encompassed in our forward-looking statements will be realized. As a result, investors should not place undue reliance on these forward-looking statements. We disclaim any intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and six months ended Feb. 29, 2008, and Feb. 28, 2007, the Condensed Statements of Consolidated Financial Position as of Feb. 29, 2008, and Aug. 31, 2007, the Statements of Consolidated Cash Flows for the six months ended Feb. 29, 2008, and Feb. 28, 2007, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended		Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007

Net Sales	$3,779	$2,609	$5,878	$4,148
Cost of goods sold	1,550	1,161	2,594	2,018

Gross Profit	2,229	1,448	3,284	2,130
Operating Expenses:
Selling, general and administrative expenses	534	430	995	812
Research and development expenses	221	186	421	364
Acquired in-process research and development (see Note 3)	—	—	1	—

Total Operating Expenses	755	616	1,417	1,176
Income from Operations	1,474	832	1,867	954
Interest expense	32	34	68	67
Interest income	(39)	(31)	(71)	(61)
Solutia-related (income) expenses (see Note 16)	(204)	9	(187)	19
Other expense (income) — net	1	(3)	3	1

Income from Continuing Operations Before Income Taxes and Minority Interest	1,684	823	2,054	928
Income tax provision	555	277	662	290
Minority interest expense (income)	—	—	7	(3)

Income from Continuing Operations	$1,129	$546	$1,385	$641

Discontinued Operations (see Note 18):
Loss from operations of discontinued businesses	—	(5)	—	(13)
Income tax benefit	—	(2)	—	(5)

Loss on Discontinued Operations	—	(3)	—	(8)

Net Income	$1,129	$543	$1,385	$633

Basic Earnings (Loss) per Share:
Income from continuing operations	$2.06	$1.00	$2.53	$1.18
Loss on discontinued operations	—	—	—	(0.02)

Net Income	$2.06	$1.00	$2.53	$1.16

Diluted Earnings (Loss) per Share:
Income from continuing operations	$2.02	$0.99	$2.48	$1.16
Loss on discontinued operations	—	(0.01)	—	(0.02)

Net Income	$2.02	$0.98	$2.48	$1.14

Weighted Average Shares Outstanding:
Basic	547.8	543.6	547.0	543.4
Diluted	559.2	554.3	558.5	554.0

Dividends Declared per Share	$0.35	$0.25	$0.35	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 29,	As of Aug. 31,
(Dollars in millions, except share amounts)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$2,285	$866
Trade receivables — net of allowances of $235 and $217, respectively	2,238	1,499
Miscellaneous receivables	466	407
Deferred tax assets	328	449
Inventories (see Note 5)	2,248	1,719
Other current assets	111	144

Total Current Assets	7,676	5,084
Property, Plant and Equipment — Net of Accumulated Depreciation of $3,518 and $3,260, respectively	2,813	2,656
Goodwill (see Note 6)	2,773	2,625
Other Intangible Assets — Net (see Note 6)	1,377	1,415
Noncurrent Deferred Tax Assets	802	730
Long-Term Receivables — Net of Allowances of $166 and $131, respectively	587	79
Other Assets	565	394

Total Assets	$16,593	$12,983

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$260	$270
Accounts payable	709	649
Income taxes payable	234	150
Accrued compensation and benefits	265	349
Accrued marketing programs	646	517
Deferred revenues	924	260
Grower production accruals	143	86
Dividends payable	96	96
Miscellaneous short-term accruals	810	698

Total Current Liabilities	4,087	3,075
Long-Term Debt	1,155	1,150
Postretirement Liabilities	497	542
Long-Term Portion of Solutia-Related Reserve (see Note 16)	136	119
Long-Term Deferred Revenue	550	—
Other Liabilities	869	594
Commitments and Contingencies (see Note 16)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 581,526,121 and 577,244,601 shares, respectively; Outstanding 548,685,619 and 545,609,310 shares, respectively	6	6
Treasury stock, 32,840,502 and 31,635,291 shares, respectively, at cost	(935)	(814)
Additional contributed capital	9,344	9,106
Retained earnings (deficit) (includes cumulative effect of adopting FIN 48 as of Sept. 1, 2007, of ($25))	763	(405)
Accumulated other comprehensive income (loss)	131	(377)
Reserve for ESOP debt retirement	(10)	(13)

Total Shareowners’ Equity	9,299	7,503

Total Liabilities and Shareowners’ Equity	$16,593	$12,983

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Six Months Ended
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007

Operating Activities:
Net Income	$1,385	$633
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization expense	281	257
Bad-debt expense	38	23
Receipt of securities from Solutia settlement (see Notes 7 and 16)	(38)	—
Stock-based compensation expense	41	35
Excess tax benefits from stock-based compensation	(118)	(34)
Deferred income taxes	156	7
Equity affiliate expense — net	3	21
Acquired in-process research and development (see Note 3)	1	—
Other items	(52)	5
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	(505)	(585)
Inventories	(439)	(170)
Deferred revenues	603	291
Accounts payable and other accrued liabilities	673	110
PCB litigation settlement receivable	16	16
Solutia-related liabilities (see Note 16)	(11)	(17)
Net investment hedge settlement	(64)	(4)
Other items	(93)	(68)

Net Cash Provided by Operating Activities	1,877	520

Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	59	22
Capital expenditures	(314)	(182)
Acquisitions of businesses, net of cash acquired	(103)	(62)
Purchases of long-term equity securities	(78)	—
Technology and other investments	(16)	(24)
Other investments and property disposal proceeds	48	16

Net Cash Required by Investing Activities	(404)	(230)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(19)	(5)
Short-term debt reductions	(9)	(8)
Long-term debt proceeds	—	4
Long-term debt reductions	—	(71)
Payments on other financing	(1)	(3)
Treasury stock purchases	(121)	(71)
Stock option exercises	82	42
Excess tax benefits from stock-based compensation	118	34
Dividend payments	(192)	(122)

Net Cash Required by Financing Activities	(142)	(200)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	88	15

Net Increase in Cash and Cash Equivalents	1,419	105
Cash and Cash Equivalents at Beginning of Period	866	1,460

Cash and Cash Equivalents at End of Period	$2,285	$1,565

See Note 15 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

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
In the fourth quarter 2007, the company sold its U.S. Stoneville and NexGen businesses as part of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). As a result, the financial data for these businesses have been presented as discontinued operations and have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. See Note 18 — Discontinued Operations — for further details.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007. Financial information for the first six months of fiscal year 2008 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. Accordingly, Monsanto will adopt SFAS 161 in fiscal year 2010.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

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
NOTE 3. BUSINESS COMBINATIONS

2008 Acquisition: In September 2007, Monsanto acquired 100 percent of the outstanding stock of Agroeste Sementes (Agroeste), a leading Brazilian corn seed company, for approximately $90 million (net of cash acquired and debt assumed), inclusive of transaction costs of approximately $1 million. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. Monsanto consummated the transaction with cash. The financial results of this business were included in the company’s consolidated financial statements from the date of acquisition.
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
2007 Acquisitions: In June 2007, Monsanto completed the purchase of all the outstanding stock of DPL, the largest cotton seed breeder in the world, for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed), inclusive of transaction costs of approximately $37 million.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

acquisition, Monsanto entered into a five-year global technology license agreement. Also, in fiscal year 2007, ASI acquired nine regional U.S. seed companies in separate transactions for an aggregate purchase price of $37 million, inclusive of transaction costs of $2 million. In addition, one of these ASI acquisitions included an earn-out amount of up to $1 million, of which approximately $1 million was paid in first quarter 2008.
For all fiscal year 2008 and 2007 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the March through July 2007 acquisitions and the fiscal year 2008 acquisition are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets.
As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. Through Feb. 29, 2008, estimated costs of $11 million have been recognized as current liabilities in the purchase price allocations above, and $8 million has been charged against these liabilities, primarily related to payments for employee terminations. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.
NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto has established a revolving financing program to provide financing of up to $500 million for selected customers in the United States through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Under the program as amended in August 2006, Monsanto services the loans and provides a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
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
Monsanto accounts for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45), which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of customer loans and servicing expenses were $2 million and $1 million during the six months ended Feb. 29, 2008, and Feb. 28, 2007.
There were no customer loans sold through the financing program in the first six months of 2008. For the first six months of 2007 proceeds from customer loans sold through the financing program totaled $4 million. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. As of Feb. 29, 2008, there were no loans outstanding. The loan balance outstanding as of Aug. 31, 2007, was $301 million. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

perform under the first-loss guarantee. As of Feb. 29, 2008, and Aug. 31, 2007, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has an agreement with a lender to establish a program that originally provided financing of up to $40 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $172 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $91 million and $75 million for the first six months of fiscal years 2008 and 2007, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $8 million and $3 million as of Feb. 29, 2008, and Aug. 31, 2007. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $149 million as of Feb. 29, 2008. The loan balance outstanding for these programs was $149 million and $86 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $50 million and $66 million for the first six months of fiscal years 2008 and 2007, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $5 million and $2 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $102 million as of Feb. 29, 2008. The loan balance outstanding for these programs was $102 million and $66 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively.
Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $3 million and $4 million for first six months of fiscal years 2008 and 2007, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Feb. 29, 2008, and Aug. 31, 2007. The maximum potential amount of future payments under the recourse provisions of the agreements was $2 million as of Feb. 29, 2008. The outstanding balance of the receivables sold was $2 million and $28 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 5. INVENTORIES

Components of inventories were:

	As of Feb. 29,	As of Aug. 31,
(Dollars in millions)	2008	2007

Finished Goods	$982	$635
Goods In Process	1,037	893
Raw Materials and Supplies	338	253

Inventories at FIFO Cost	2,357	1,781
Excess of FIFO over LIFO Cost	(109)	(62)

Total	$2,248	$1,719

The increase in the excess of FIFO over LIFO cost is primarily the result of cost increases in certain raw materials required for glyphosate and selective chemistry herbicide production.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first half of fiscal year 2008, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2007	$2,559	$66	$2,625
Acquisition Activity (See Note 3)	75	—	75
Effect of Foreign Currency Translation Adjustments	73	—	73

Balance as of Feb. 29, 2008	$2,707	$66	$2,773

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 29, 2008			As of Aug. 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,043	$(570)	$473	$1,028	$(547)	$481
Acquired Biotechnology Intellectual Property	897	(504)	393	900	(457)	443
Trademarks	337	(68)	269	320	(60)	260
Customer Relationships	271	(54)	217	250	(40)	210
Other	49	(24)	25	39	(18)	21

Total	$2,597	$(1,220)	$1,377	$2,537	$(1,122)	$1,415

The increases in other intangible assets during the first half of 2008 resulted primarily from the acquisitions described in Note 3 — Business Combinations.
Total amortization expense of other intangible assets was $39 million in second quarter of fiscal year 2008 and $38 million in second quarter of fiscal year 2007. Total amortization expense of other intangible assets for the six months ended Feb. 29, 2008, and Feb. 28, 2007, was $84 million and $74 million, respectively. The estimated intangible asset amortization expense for fiscal year 2008 through fiscal year 2012 is as follows:

Year ending Aug. 31,
(Dollars in millions)	Amount

2008	$155
2009	140
2010	135
2011	130
2012	90

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 7. INVESTMENTS

During second quarter 2008, Monsanto purchased a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Feb. 29, 2008, the carrying value of this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at its carrying value of $50 million. From the date of the investment through Feb. 29, 2008, Monsanto purchased $24 million of inventory from the seed supplier. As of Feb. 29, 2008, the amount payable to the seed supplier of $20 million is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position.
During second quarter 2008, Monsanto received $38 million of Solutia common stock as part of the settlement of its claims against Solutia. This investment is considered available-for-sale and is recorded in other current assets in the Condensed Statements of Consolidated Financial Position as of Feb. 29, 2008. See Note 16 — Commitments and Contingencies — for further discussion of this Solutia-related gain.
During first quarter 2008, Monsanto invested in long-term equity securities, which are considered available-for-sale. As of Feb. 29, 2008, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $25 million. The sale of these long-term equity securities is restricted through Oct. 31, 2008. Net unrealized losses of $1 million are included in accumulated other comprehensive income (loss) in shareowners’ equity related to this investment as of Feb. 29, 2008. As of Aug. 31, 2007, there were no long-term equity securities classified as available-for-sale.
NOTE 8. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into an agreement on corn herbicide tolerance and insect control trait technologies with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $40 million related to this agreement was recorded in the first half of 2008. As of Feb. 29, 2008, the remaining receivable balance is $618 million. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Feb. 29, 2008, the remaining deferred revenue balance is $595 million. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenues in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $11 million for the six months ended Feb. 29, 2008, in the Statements of Consolidated Operations.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

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

During second quarter 2008, total unrecognized tax benefits increased by $85 million, of which $81 million would favorably impact the effective tax rate if recognized, primarily as a result of the tax consequences of the settlement of Monsanto’s claims in the Solutia bankruptcy.
NOTE 10. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto plans to issue new fixed-rate debt on or before May 15, 2008 to repay $238 million or 4% Senior Notes that are due on May 15, 2008, and to finance the expansion of corn seed production facilities. In September 2007, the company entered into forward starting interest rate swaps with a total notional amount of $500 million. Unrealized losses net of tax of $23 million were recorded in accumulated other comprehensive loss to reflect the after-tax change in the fair value of the forward starting interest rate swaps as of Feb. 29, 2008. These swaps are accounted for under SFAS 133.
NOTE 11. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 29, 2008			Three Months Ended Feb. 28, 2007
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$10	$2	$12	$10	$1	$11
Interest Cost on Benefit Obligation	25	3	28	27	3	30
Assumed Return on Plan Assets	(28)	(4)	(32)	(32)	(3)	(35)
Amortization of Unrecognized Net Loss	10	—	10	12	—	12

Total Net Periodic Benefit Cost	$17	$1	$18	$17	$1	$18

	Six Months Ended Feb. 29, 2008			Six Months Ended Feb. 28, 2007
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$20	$3	$23	$20	$2	$22
Interest Cost on Benefit Obligation	48	6	54	53	6	59
Assumed Return on Plan Assets	(55)	(8)	(63)	(62)	(7)	(69)
Amortization of Unrecognized Net Loss	19	1	20	23	1	24

Total Net Periodic Benefit Cost	$32	$2	$34	$34	$2	$36

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Health Care and Other Postretirement Benefits	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007

Service Cost for Benefits Earned During the Period	$3	$3	$6	$6
Interest Cost on Benefit Obligation	4	5	8	10
Amortization of Unrecognized Net Gain	(1)	(3)	(1)	(6)

Total Net Periodic Benefit Cost	$6	$5	$13	$10

In the first half of 2008 and 2007, Monsanto contributed $60 million to its U.S. qualified plan and $3 million and $1 million, respectively, to plans outside the United States. As of Feb. 29, 2008, management expects to make additional contributions of approximately $2 million to the company’s pension plans outside the United States in fiscal year 2008.
NOTE 12. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months and six months ended Feb. 29, 2008, and Feb. 28, 2007. Stock-based compensation cost capitalized in inventories was $3 million as of Feb. 29, 2008.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007

Cost of Goods Sold	$2	$2	$4	$4
Selling, General and Administrative Expenses	16	12	30	25
Research and Development Expenses	4	3	7	6

Pre-Tax Stock-Based Compensation Expense	22	17	41	35
Income Tax Benefit	(8)	(6)	(15)	(12)

Net Stock-Based Compensation Expense	$14	$11	$26	$23

During the six months ended Feb. 29, 2008, Monsanto granted 2,464,380 stock options and 194,845 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP for the six months ended Feb. 29, 2008. In addition, 14,439 shares of deferred stock and 1,183 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the six months ended Feb. 29, 2008, was $29.74 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $75 million as of Feb. 29, 2008, and will be recognized as expense over a weighted-average period of 2.3 years.
The weighted-average grant-date fair value of restricted stock units granted during the six months ended Feb. 29, 2008, was $91.17 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $2 million and $27 million, respectively, as of Feb. 29, 2008, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 2.1 years and 2.3 years, respectively, as of Feb. 29, 2008. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the six months ended Feb. 29, 2008, was $69.87 and $69.74, respectively, per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was less than $1 million as of Feb. 29, 2008, and will be recognized as expense over a weighted-average period of 6 months.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

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

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007

Comprehensive Income	$1,357	$591	$1,893	$733

The components of accumulated other comprehensive income (loss) are as follows:

	As of Feb. 29,	As of Aug. 31,
(Dollars in millions)	2008	2007

Accumulated Foreign Currency Translation Adjustments	$294	$(154)
Net Unrealized Loss on Investments, Net of Tax	(1)	—
Net Accumulated Derivative Gain (Loss), Net of Tax	34	(14)
Funded Status of Pension and Other Post Retirement Benefit Liabilities, Net of Tax	(196)	(209)

Accumulated Other Comprehensive Income (Loss)	$131	$(377)

NOTE 14. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and six months ended Feb. 29, 2008 and Feb. 28, 2007, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Approximately 2.4 million and 4.2 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three months and six months ended Feb. 29, 2008 and Feb. 28, 2007, respectively. Of those antidilutive options, less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the three months and six months ended Feb. 29, 2008, and Feb. 28, 2007, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Six Months Ended
	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007

Weighted-Average Number of Common Shares	547.8	543.6	547.0	543.4
Dilutive Potential Common Shares	11.4	10.7	11.5	10.6

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007

Interest	$57	$54
Taxes	159	91

During the first half of fiscal 2008 and 2007, the company recorded the following noncash investing and financing transactions:

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

•	In second quarter 2007, intangible assets and a liability in the amount of $15 million was recorded as a result of minimum payment provisions under a license agreement.

•	In second quarter 2008 and 2007, the board of directors declared a dividend which was payable in third quarter 2008 and 2007, respectively. As of Feb. 29, 2008, and Feb. 28, 2007, a dividend payable of $96 million and $69 million, respectively, was recorded.
NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation and Indemnification: Monsanto is involved in various legal proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These proceedings include proceedings to which Monsanto is a party in its own name, proceedings to which Pharmacia or Solutia is a party but that Monsanto manages and for which Monsanto is responsible. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Although the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity. Specific information with respect to these proceedings appears below and in Part II — Item 1 — Legal Proceedings of this report.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007, certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Three complaints filed in October 1999 are being handled collectively and involve approximately 16,800 plaintiffs. The plaintiffs allege that they were exposed to Agent Orange and that as a result they suffered injuries or their children suffered birth defects. In 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims on the basis of lack of causation and statutes of limitations. On Jan. 26, 2006, the Seoul High Court affirmed the denial of any recovery for approximately 10,000 plaintiffs, stating they had failed to show that any injuries they claimed were caused by exposure to the Agent Orange. In addition, for approximately 6,800 plaintiffs, the Seoul High Court reversed the decision of the Seoul District Court and awarded damages jointly against Dow Chemical and the former Monsanto Company in the amount of $65 million (subject to currency exchange rates), plus prejudgment interest in the amount of approximately $31 million (subject to currency exchange rates) and post judgment interest at the rate of 20 percent per annum. On Feb. 17, 2006, Dow Chemical and the former Monsanto Company filed a notice of appeal with the Korean Supreme Court, as did the plaintiffs. Management does not believe it is probable that Monsanto will incur this liability, and accordingly, has not recorded a charge for the judgment. As noted, certain dollar amounts have been calculated based on an exchange rate of 936.42 South Korean won per dollar and will fluctuate with exchange rates in the future.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1,1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The court issued a scheduling order that sets a deadline of June 2008 for parties to file dispositive motions. Trial is scheduled to begin October 27, 2008.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Matters related to Solutia Inc.: Pursuant to the Sept. 1, 2000, Separation Agreement between Monsanto and Pharmacia, as amended (Separation Agreement), Monsanto was required to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia under a Distribution Agreement entered into between those companies in connection with the spinoff of Solutia on Sept. 1, 1997, as amended (Distribution Agreement), to the extent that Solutia fails to pay, perform or discharge those liabilities. Those liabilities are referred to as “Solutia’s Assumed Liabilities.” Solutia’s Assumed Liabilities may include, among others, litigation, environmental remediation, and certain retiree liabilities relating to individuals who were employed by Pharmacia prior to the Solutia spinoff.
On Dec. 17, 2003, Solutia and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the Chapter 11 proceeding, Solutia sought relief from paying certain liabilities, including some of Solutia’s Assumed Liabilities. In accordance with a plan of reorganization (Plan) approved by the Bankruptcy Court on Nov. 29, 2007, Solutia emerged from bankruptcy protection on Feb. 28, 2008.
Under the Plan, and with regard to Solutia’s Assumed Liabilities, Monsanto has (i) accepted financial responsibility for toxic tort litigation relating to Pharmacia’s chemical business that occurred prior to Sept. 1, 1997; (ii) accepted financial responsibility for environmental remediation obligations at sites relating to Pharmacia’s chemical business which Solutia never owned or operated; and (iii) agreed to share financial responsibility for off-site environmental remediation costs in Anniston, Alabama, and Sauget, Illinois. The agreement to share financial responsibility for the Anniston and Sauget sites provides that Solutia would pay the first $50 million, Monsanto would pay the next $50 million minus amounts Monsanto paid toward these sites during Solutia’s Chapter 11 case, and Solutia would pay the next $325 million, if needed, after which Monsanto and Solutia would share responsibility for costs equally. Monsanto had already incurred in excess of $50 million for offsite environmental remediation and related legal costs in Anniston and Sauget when Solutia emerged from bankruptcy.
Under the Plan, upon Solutia’s emergence from bankruptcy, in satisfaction of Monsanto’s claims against Solutia, Monsanto received from Solutia: (i) approximately $163 million in cash (which represents proceeds from a rights offering from Solutia’s equity holders, third-party reimbursements and Monsanto’s administrative claim for environmental remediation payments it made in Anniston and Sauget during Solutia’s Chapter 11 proceeding in excess of $50 million); (ii) approximately 2.5 million shares of common stock of Solutia, representing that portion of the equity of reorganized Solutia allocated to Monsanto under the Plan which was not purchased by Solutia’s equity holders; (iii) a credit in an amount in excess of $30 million against certain future payments by Monsanto to Solutia under supply contracts used in the production of an intermediate for glyphosate at Monsanto’s facility at Chocolate Bayou, Texas (described further below under Other Solutia-Related Matters); (iv) a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance, and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997; and (v) a release for Monsanto and Pharmacia for the litigation filed by Solutia, the Official Committee of Retirees, and the Official Committee of Equity Holders of Solutia against Monsanto and Pharmacia. Since Monsanto had previously recognized the expenses for which it received reimbursement, the reimbursed amounts resulted in an after-tax gain of approximately $130 million ($210 million pretax) or $0.23 per share.
In September 2003, in connection with a global settlement of certain PCB litigation: Sabrina Abernathy et al. v. Monsanto Company et al. (a group of consolidated cases in the Circuit Court of Etowah County, Alabama); and Antonia Tolbert et al. v. Monsanto Company et al. (in the U.S. District Court for the Northern District of Alabama), Solutia agreed to pay $50 million of the settlement amount over the next 11 years or more and to issue warrants to Monsanto for the purchase of up to 10 million shares of Solutia common stock, at an exercise price of $1.104 per share, which it did not issue. Under the Plan, Solutia is obligated to continue making its settlement payments under the terms of the Plan but is no longer required to issue the warrants to Monsanto.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Prior to Solutia’s emergence from bankruptcy, Monsanto assumed the management and defense of certain third-party tort litigation and funded some of Solutia’s environmental obligations. In December 2004, Monsanto determined that it was appropriate to establish a reserve for expenses related to third-party tort litigation and environmental liabilities based on the best estimates by Monsanto’s management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million was recorded in Monsanto’s first quarter fiscal 2005 results. As of Feb. 29, 2008, $172 million was recorded in the Condensed Statements of Consolidated Financial Position ($36 million in current liabilities and $136 million in other liabilities). A portion of the charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter of fiscal year 2005. In second quarter 2008, interest expense of $1 million was recognized for the accretion of the discounted amount. The following table provides a detailed summary of the discounted and undiscounted amounts included in the charge.
Rollforward of Liability:

(Dollars in millions)

Total Charge Recognized in First Quarter Fiscal Year 2005	$284

Payments	(49)
Accretion	4

Balance Aug. 31, 2005	$239
Payments	(34)
Accretion	5

Balance Aug. 31, 2006	$210
Payments	(33)
Accretion	3
Additional charge recognized in fiscal year 2007	2

Balance Aug. 31, 2007	$182
Payments	(11)
Accretion	1

Balance Feb. 29, 2008	$172

In addition to the liability, Monsanto incurred legal and other costs related to the Chapter 11 proceeding and its Solutia-related indemnification obligations to Pharmacia. These costs, along with excess amounts for the Sauget and Anniston remediation described above, were expensed as incurred because the potential future costs to Monsanto to protect its interests could not be reasonably estimated. These legal and other costs, together with the recorded liability, have been reflected in the Statements of Consolidated Operations as Solutia-related expenses.
Monsanto believes that the recorded liability represents the discounted cost that Monsanto would expect to incur in connection with these litigation and environmental matters. Monsanto expects to pay for these potential liabilities over time as the various legal proceedings are resolved and remediation is performed at the various environmental sites. Actual costs to Monsanto may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in the liability may arise in the future, and Monsanto may also manage, settle, or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liability and protect Pharmacia and Monsanto.
The liability as of Feb. 29, 2008, does not reflect any insurance reimbursements or any recoveries Monsanto might receive through actions that it is pursuing on Pharmacia’s behalf with regard to the Anniston, Alabama, Sauget, Illinois, and Lower Passaic River, New Jersey, sites. Receivables of $3 million were recorded as of Feb. 29, 2008, in other assets, for the anticipated insurance reimbursement of a portion of Monsanto’s settlement payments for certain litigation related to Anniston, Alabama. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $156 million.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Solutia-related Litigation Obligations: Included in the liability are amounts related to certain third-party tort litigation, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins, and other chemical and premises liability litigation. The following describes the significant litigation matters reflected in the liability.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Oct. 1, 2007, 78 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. Except for the name of the plaintiff, each complaint is identical and each alleges personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. These cases are related to, and were filed in the same court as, the Allen action described above. Akzo Nobel and Flexsys America have tendered their defense of the case to Monsanto. The tenders are currently under consideration.
Solutia-related Environmental Obligations: Included in the liability are amounts related to certain environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia’s current or former operations. The following describes the significant environmental matters reflected in the liability.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007, on Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (RPCD), pursuant to which Pharmacia and Solutia are obligated to perform PCB residential cleanup work and a remedial investigation/feasibility study of PCB contamination in Anniston, among other things. On March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Anniston, Alabama, and Sauget, Illinois, sites under the RPCD and other orders where both Solutia and Pharmacia are named parties. Under the Plan, Solutia is now managing these matters, and Monsanto has notified the EPA of its intention to terminate its agreement with the EPA.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007, in May 2002, the EPA sent Monsanto and Solutia a “notice of potential liability and offer to negotiate for removal action” regarding dioxin in the Kanawha River in Putnam and Kanawha counties, West Virginia, which was premised on Pharmacia’s former operations at its Nitro, West Virginia, manufacturing facility. The EPA, Monsanto and Pharmacia have negotiated a consent order under which Monsanto is preparing an Engineering Evaluation/Cost Analysis Report, which will contain the results of Monsanto’s investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007, Monsanto is performing various remedial activities at the IndustriPlex site in Woburn, Massachusetts. In January 2006, the EPA published a Record of Decision identifying additional remedial work it anticipates for the Aberjona River, which is downstream of the IndustriPlex site. On behalf of Pharmacia, Monsanto

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

entered into an agreement with the EPA, subject to court approval, under which Monsanto and another party will perform this work.
Other Solutia-related Matters: Monsanto is a party to several agreements with Solutia for the supply of raw materials and services used in the production of an intermediate for glyphosate at Monsanto’s facility at Chocolate Bayou, Texas. In November 2007 and February 2008, Monsanto and Solutia amended these agreements to provide that, subject to Solutia’s emergence from bankruptcy under the Plan, the supply arrangements will terminate on Dec. 31, 2012, upon which time Monsanto will be obligated to pay Solutia a $30 million termination fee, the net present value of which is $26 million. Under Solutia’s Plan and with regard to the Solutia Assumed Liabilities, Monsanto received a credit which offsets this termination fee as described above. The amendments to the supply agreements also provide that Monsanto will purchase certain minimum volumes of raw materials to produce disodium iminodiacetic acid, a key ingredient in the production of glyphosate. These amendments became effective when Solutia emerged from bankruptcy protection.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007

Net Sales(1)
Corn seed and traits	$1,747	$1,192	$2,214	$1,552
Soybean seed and traits	455	373	617	543
Cotton seed and traits	40	23	82	48
Vegetable and fruit seed	206	174	336	274
All other crops seeds and traits	97	68	132	93

Total Seeds and Genomics	$2,545	$1,830	$3,381	$2,510

ROUNDUP and other glyphosate-based herbicides	$982	$530	$1,990	$1,179
All other agricultural productivity products	252	249	507	459

Total Agricultural Productivity	$1,234	$779	$2,497	$1,638

Total	$3,779	$2,609	$5,878	$4,148

EBIT(2) (3)
Seeds and Genomics	$1,077	$744	$1,057	$745
Agricultural Productivity	601	78	986	181

Total	$1,678	$822	$2,043	$926

Depreciation and Amortization Expense(4)
Seeds and Genomics	$94	$90	$193	$176
Agricultural Productivity	44	39	88	81

Total	$138	$129	$281	$257

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Seeds and genomics EBIT includes a loss of $5 million and a loss of $13 million from discontinued operations for the three months and six months ended Feb. 28, 2007, respectively.

(4)	Seeds and Genomics depreciation and amortization expense includes $3 million and $6 million from discontinued operations for the three months and six months ended Feb. 28, 2007, respectively.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007

EBIT(1)	$1,678	$822	$2,043	$926
Interest (Income) Expense — Net	(7)	3	(3)	6
Income Tax Provision(2)	556	276	661	287

Net Income	$1,129	$543	$1,385	$633

(1)	Includes the loss from operations of discontinued businesses and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax provision (benefit) on minority interest and the income tax benefit from discontinued operations.
NOTE 18. DISCONTINUED OPERATIONS

Divested Cotton Businesses: In conjunction with the DOJ consent decree received on May 31, 2007, Monsanto agreed to divest its U.S. Stoneville and NexGen Branded Cotton Seed businesses. Monsanto completed its acquisition of DPL as of June 1, 2007. The U.S. Stoneville and NexGen businesses were part of the Seeds and Genomics segment. Monsanto sold its Stoneville and NexGen cotton seed brands and related business assets on June 19, 2007, for $310 million and $7 million, respectively. Monsanto also divested certain cotton germplasm that was acquired from DPL’s cotton breeding program, as required by the consent decree. Monsanto has retained certain rights to this germplasm. The buyers of these assets are licensed to use our traits in their brands prospectively under a royalty bearing agreement. During the six months ended Feb. 28, 2007, Monsanto included a loss of $8 million net of taxes related to these businesses in discontinued operations.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 19. SUBSEQUENT EVENTS

In March 2008, Monsanto entered into a definitive agreement to acquire 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V. and a related company (De Ruiter). De Ruiter is a leading protected culture vegetable seeds company based in the Netherlands with operations worldwide. The purchase price per the agreement is €546 million, which is to be reduced by net debt of approximately €53 million, resulting in a cash purchase price to be paid at closing of €487 million or approximately $769 million (subject to fluctuations in currency exchange rates). Monsanto expects to consummate the transaction with existing cash.
The agreement contains customary representations and warranties, covenants and other terms and conditions, including conditions relating to approvals under competition laws and regulations, and the closing is expected to occur as soon as possible following receipt of such approvals in the relevant jurisdictions. There can be no assurance that the transactions contemplated by the agreement will be consummated. In the agreement, Monsanto agreed to two alternative instances in which an additional amount or a termination fee may be payable:
•	Additional Amount if Transaction Closes After July 31: in the event that the closing condition relating to competition clearance is not satisfied or waived on or before July 31, 2008, but the transaction is ultimately consummated, Monsanto has agreed to pay the seller at closing an amount equal to €100 thousand multiplied by the number of days between July 31, 2008, and the closing date; or

•	Termination Fee: in the event that the closing condition relating to competition clearance is not satisfied or waived on or before Dec. 31, 2008, and the agreement is terminated by either party for that reason, a fee of 10 percent of the purchase price will become due and payable by Monsanto.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2007. Financial information for the first six months of fiscal year 2008 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 17 — Segment Information — for a reconciliation of EBIT to net income for the three and six months ended Feb. 29, 2008, and Feb. 28, 2007.
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
Executive Summary
Consolidated Operating Results — Net sales increased $1,170 million in the three-month comparison and $1,730 million in the six-month comparison. In second quarter 2008, net sales improved as a result of increased sales of corn seed and traits in the United States, higher sales of ROUNDUP and other glyphosate-based herbicides globally, increased sales of corn seed in Brazil and higher sales of U.S. soybean seed and traits. In first half 2008, net sales increased primarily as a result of increased sales of ROUNDUP and other glyphosate-based herbicides globally combined with higher sales of corn seed and traits in the United States and increased sales of corn seed in Brazil. Net income in second quarter 2008 was $2.02 per share, compared with $0.98 per share in second quarter 2007. Net income in the first half of 2008 was $2.48 per share, compared with $1.14 per share in the prior-year comparable period.
We recorded an after-tax gain of $130 million ($210 million pretax), or $0.23 per share (Solutia-related gain), associated with the settlement of our claim on Feb. 28, 2008, in connection with Solutia’s emergence from bankruptcy. This Solutia-related gain affected our second quarter 2008 and first half 2008 results. See Note 16 — Commitments and Contingencies — for further discussion.
Financial Condition, Liquidity, and Capital Resources — In first half 2008, net cash provided by operations was $1,877 million, compared with $520 million in the prior-year first half. This increase was primarily due to improved earnings and a favorable change in accounts payable and other accrued liabilities and deferred revenue. The cash received related to our Solutia-related gain also contributed to this increase. Net cash required by investing activities was $404 million in first half 2008, compared with $230 million in first half 2007, primarily because of increased capital expenditures and purchases of long-term equity securities. As a result, free cash flow improved to $1,473 million in the first half of 2008, compared with $290 million in the first half of 2007. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
Outlook — We plan to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to allow farmers to do more with fewer resources and to produce healthier foods for consumers. Our current research and development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The commercial viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.
We plan to improve and to grow our vegetable and fruit seed business. We are applying our molecular breeding and marker capabilities to our library of vegetable and fruit germplasm. Our purchase of DPL will expand our cotton breeding operation. In the future, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plans.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

ROUNDUP herbicides remain the market leader. We have increased our average selling prices and experienced increased demand in recent years. We are implementing strategies to meet the future demand for ROUNDUP. We are focused on managing the costs associated with our agricultural chemistry business. Our selective acetochlor herbicide products face increasing competitive pressures and a declining market, in part because of the rapid penetration of ROUNDUP READY corn in the United States.
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
RESULTS OF OPERATIONS

	Three Months Ended,			Six Months Ended,
	Feb. 29, 2008	Feb. 28, 2007	% Change	Feb. 29, 2008	Feb. 28, 2007	% Change

Net Sales	$3,779	$2,609	45%	$5,878	$4,148	42%
Gross Profit	2,229	1,448	54%	3,284	2,130	54%
Operating Expenses:
Selling, general and administrative expenses	534	430	24%	995	812	23%
Research and development expenses	221	186	19%	421	364	16%
Acquired in-process research and development (see Note 3)	—	—	—	1	—	NM

Total Operating Expenses	755	616	23%	1,417	1,176	20%

Income from Operations	1,474	832	77%	1,867	954	96%
Interest expense	32	34	(6)%	68	67	1%
Interest income	(39)	(31)	26%	(71)	(61)	16%
Solutia-related (income) expenses (see Note 16)	(204)	9	NM	(187)	19	NM
Other expense (income) — net	1	(3)	(133)%	3	1	200%

Income from Continuing Operations Before Income Taxes and Minority Interest	1,684	823	105%	2,054	928	121%
Income tax provision	555	277	100%	662	290	128%
Minority interest expense (income)	—	—	—	7	(3)	NM

Income from Continuing Operations	1,129	546	107%	1,385	641	116%
Discontinued Operations (see Note 18):
Loss from operations of discontinued businesses	—	(5)	(100)%	—	(13)	(100)%
Income tax benefit	—	(2)	(100)%	—	(5)	(100)%

Loss on Discontinued Operations	—	(3)	(100)%	—	(8)	(100)%

Net Income	$1,129	$543	108%	$1,385	$633	119%

Diluted Earnings (Loss) per Share:
Income from continuing operations	$2.02	$0.99	104%	$2.48	$1.16	114%
Loss on discontinued operations	—	(0.01)	(100)%	—	(0.02)	(100)%

Net Income	$2.02	$0.98	106%	$2.48	$1.14	118%

NM = Not Meaningful

Effective Tax Rate (continuing operations)	33%	34%		32%	31%
Comparison as a Percent of Net Sales:
Gross profit	59%	56%		56%	51%
Selling, general and administrative expenses	14%	16%		17%	20%
Research and development expenses (excluding acquired IPR&D)	6%	7%		7%	9%
Total operating expenses	20%	24%		24%	28%
Income from continuing operations before income taxes and minority interest	45%	32%		35%	22%
Net income	30%	21%		24%	15%

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

Second Quarter Fiscal Year 2008

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income:
Net sales increased 45 percent in second quarter 2008 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 39 percent and our Agricultural Productivity segment net sales increased 58 percent. The following table presents the percentage changes in second quarter 2008 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Second Quarter 2008 Percentage Change in Net Sales vs. Second Quarter 2007
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change
Seeds and Genomics Segment	23%	8%	4%	35%	4%	39%
Agricultural Productivity Segment	13%	37%	8%	58%	—	58%
Total Monsanto Company	20%	17%	5%	42%	3%	45%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2008 and 2007. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 54 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased 3 percentage points to 59 percent in second quarter 2008 driven by the increase in ROUNDUP and other glyphosate-based herbicides average net selling prices. Gross profit percentage in the Seed and Genomics Segment decreased 1 percentage point to 64 percent in second quarter 2008. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 15 percentage points to 48 percent in second quarter 2008. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 23 percent, or $139 million, in second quarter 2008 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 24 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States and Brazil, and R&D expenses increased 19 percent related to the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 2 percentage points to 14, and R&D expenses decreased 1 percentage point to 6 in the three-month comparison.
Interest income increased $8 million in the three-month comparison because of interest earned on higher average cash balances in Brazil and the United States in second quarter 2008.
Solutia-related income was $204 million in second quarter 2008 compared with $9 million of Solutia-related expenses in second quarter 2007. This improvement was a result of our Solutia-related gain. See Note 16 — Commitments and Contingencies — for further discussion of this non-recurring gain.
Income tax provision was $555 million in second quarter 2008, compared with $277 million in the prior-year quarter. The effective tax rate decreased 1 percentage point to 33 percent in the three-month comparison. Second quarter 2007 included a tax benefit related to the retroactive extension of the R&D tax credit. The effective tax rate for second quarter 2008 was affected by our Solutia-related gain for which taxes were provided at a higher U.S.-based rate. Without these adjustments, our effective rate for second quarter 2008 would have been even lower than the 2007 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

First Half of Fiscal Year 2008
The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2008 and 2007 income from continuing operations:
Net sales increased 42 percent in first half 2008 from the same period a year ago. Our Seeds and Genomics segment net sales improved 35 percent and our Agricultural Productivity segment net sales improved 52 percent. The following table presents the percentage changes in first half 2008 worldwide net sales by segment compared with net sales in the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2008 Percentage Change in Net Sales vs. First Half 2007
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change
Seeds and Genomics Segment	19%	8%	4%	31%	4%	35%
Agricultural Productivity Segment	15%	29%	8%	52%	—	52%
Total Monsanto Company	17%	17%	6%	40%	2%	42%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2008 and 2007. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 54 percent in the six-month comparison. Gross profit percentage for the total company increased 5 percentage points to 56 percent in first half 2008 driven by the increase in ROUNDUP and other glyphosate-based herbicides average net selling prices. Gross profit percentage in the Seed and Genomics Segment decreased 1 percentage point to 63 percent in the first half of 2008. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 14 percentage points to 46 percent in the first six months of 2008. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 20 percent, or $241 million, in first half 2008 from the prior-year comparable half. In the six-month comparison, SG&A expenses increased 23 percent and R&D expenses increased 16 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States and Brazil and the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 3 percentage points to 17, and R&D expenses decreased 2 percentage points to 7 in the six-month comparison.
Interest income increased $10 million in the six-month comparison because of interest earned on higher average cash balances in Brazil and the United States in the first half of 2008.
Solutia-related income was $187 million in first half 2008 compared with Solutia-related expenses of $19 million in first half 2007. This improvement was a result of our Solutia-related gain. See Note 16 — Commitments and Contingencies — for further discussion of this non-recurring gain.
Income tax provision increased from $290 million in first half 2007 to $662 million in first half 2008, and the effective tax rate increased from 31 percent to 32 percent, respectively, primarily the result of the following items:
•	The effective tax rate for first half 2008 was affected by our Solutia-related gain for which taxes were provided at a higher U.S.-based rate.

•	First half 2007 includes several discrete tax adjustments resulting in a tax benefit of $30 million. The majority of this benefit is the result of audit settlements, including the conclusion of an ex-U.S. audit and the resolution of various state income tax matters, and, to a lesser extent, a benefit related to the retroactive extension of the R&D tax credit that was enacted as part of the Tax Relief and Health Care Act of 2006 on Dec. 20, 2006.
Without these items, our effective tax rate for the first half of 2008 would have been lower than the 2007 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended,			Six Months Ended,
(Dollars in millions)	Feb. 29, 2008	Feb. 28, 2007	% Change	Feb. 29, 2008	Feb. 28, 2007	% Change

Net Sales
Corn seed and traits	$1,747	$1,192	47%	$2,214	$1,552	43%
Soybean seed and traits	455	373	22%	617	543	14%
Cotton seed and traits	40	23	74%	82	48	71%
Vegetable and fruit seed	206	174	18%	336	274	23%
All other crops seeds and traits	97	68	43%	132	93	42%

Total Net Sales	$2,545	$1,830	39%	$3,381	$2,510	35%

Gross Profit
Corn seed and traits	$1,173	$790	48%	$1,458	$1,013	44%
Soybean seed and traits	269	256	5%	380	378	1%
Cotton seed and traits	33	28	18%	57	43	33%
Vegetable and fruit seed	113	87	30%	177	138	28%
All other crops seeds and traits	46	32	44%	57	37	54%

Total Gross Profit	$1,634	$1,193	37%	$2,129	$1,609	32%

EBIT(1)	$1,077	$744	45%	$1,057	$745	42%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 17 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2008

Net sales of corn seed and traits increased 47 percent, or $555 million, in the three-month comparison primarily because of an increase in sales of U.S. corn seed and traits. In second quarter 2008, our U.S. corn seed and traits sales mix and sales volume improved because of increased trait penetration, growth in stacked traits and stronger customer demand in 2008, compared with 2007. Net sales of corn seed and traits also improved because of growth in corn seed sales volumes in Brazil and Europe related to stronger customer demand. Further, net sales of corn seed in Brazil improved because of revenues from a recently acquired subsidiary which was not part of the company’s operations during this period last year.
Net sales of soybean seed and traits increased 22 percent, or $82 million, in the second quarter of 2008, when compared to the second quarter of 2007 primarily because of an increase in sales volumes of U.S. soybean seed and traits driven by stronger customer demand and an anticipated increase in soybean acres in the United States. Net sales of U.S. soybean seed and trait also increased because of higher average net selling prices.
In second quarter 2008, vegetable and fruit seed net sales increased 18 percent, or $32 million, in the quarter-over-quarter comparison primarily because of the favorable foreign currency translation rate of the Euro.
Gross profit percentage for this segment decreased 1 percentage point in the quarter-over-quarter comparison to 64 percent. This decline was primarily driven by the decline in the gross profit percentage in soybean seed and traits, which decreased in the second quarter 2008 primarily because of the unfavorable impact of higher soybean commodity prices on our cost of production.
EBIT for the Seeds and Genomics segment increased $333 million to $1,077 million in second quarter 2008. The sales increases discussed in this section resulted in $441 million higher gross profit in second quarter 2008. In the three-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

Seeds and Genomics Financial Performance — First Half of Fiscal Year 2008

The corn seed and traits sales explanations provided in the “Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2008” section of MD&A are also applicable for this comparison. Net sales of corn seed and traits increased 43 percent, or $662 million, in the six-month comparison.
Net sales of soybean seed and traits increased 14 percent, or $74 million, in first half 2008, when compared to the prior year first half primarily because of increased sales of soybean seed and traits in the United States driven by higher average net selling prices. Further, net sales volumes of U.S. soybean seed and traits improved in the six-month comparison driven by stronger customer demand and an anticipated increase in soybean acres.
In first half 2008, vegetable and fruit seed net sales increased 23 percent, or $62 million, in the six-month comparison because of an increase in sales volumes related to stronger customer demand.
All other crops seeds and traits net sales increased 42 percent, or $39 million, in the first half of 2008 primarily because of improved sales of sorghum, canola and sunflower seeds. Other crops seeds and traits net sales increased because of favorable foreign currency translation rates, higher prices and improved volumes.
Gross profit percentage for this segment decreased 1 percentage point in the period-over-period comparison to 63 percent. This decline was primarily driven by the decline in the gross profit percentage in soybean seed and traits, which decreased in the first six months of 2008 primarily because of the unfavorable impact of higher soybean commodity prices on our cost of production.
EBIT for the Seeds and Genomics segment increased $312 million to $1,057 million in the first half of 2008. The sales increases discussed in this section resulted in $520 million higher gross profit in the first half of 2008. In the six-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended,			Six Months Ended,
	Feb. 29, 2008	Feb. 28, 2007	% Change	Feb. 29, 2008	Feb. 28, 2007	% Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$982	$530	85%	$1,990	$1,179	69%
All other agricultural productivity products	252	249	1%	507	459	10%

Total Net Sales	$1,234	$779	58%	$2,497	$1,638	52%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$478	$155	208%	$965	$349	177%
All other agricultural productivity products	117	100	17%	190	172	10%

Total Gross Profit	$595	$255	133%	$1,155	$521	122%

EBIT(1)	$601	$78	671%	$986	$181	445%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 17 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2008

Net sales of ROUNDUP and other glyphosate-based herbicides increased 85 percent, or $452 million, in the three-month comparison. In second quarter 2008, net sales of ROUNDUP and other glyphosate-based herbicides increased globally, especially in the United States, Europe, Argentina, Asia, and Brazil. The average net selling price increased in all regions. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 18 percent in second quarter 2008 from second quarter 2007.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

Net sales of ROUNDUP and other glyphosate-based herbicides increased in the United States primarily because of higher average net selling prices. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased in the United States, primarily because of an increase in customer demand driven by anticipated price increases related to tight supply in the marketplace.
Net sales of ROUNDUP and other glyphosate-based herbicides increased in Europe, Argentina and Asia because of higher average net selling prices. Net sales of ROUNDUP and other glyphosate-based herbicides increased in the three-month comparison because of the favorable foreign currency translation rate of the Euro.
Net sales of ROUNDUP and other glyphosate-based herbicides increased in Brazil in the three-month comparison because of the favorable foreign currency translation rate of the Brazilian real. Further, net sales of ROUNDUP and other glyphosate-based herbicides increased in Brazil because of higher average net selling prices.
The net sales increases discussed throughout this section resulted in $340 million higher gross profit in second quarter 2008. Gross profit as a percent of sales for the Agricultural Productivity segment increased 15 percentage points to 48 percent in second quarter 2008 because of higher average selling prices for ROUNDUP and other glyphosate-based herbicides.
EBIT for the Agricultural Productivity segment increased $523 million to $601 million in second quarter 2008. The largest contributor to this increase was the increased gross profit discussed in this section. Another key factor in this increase was our Solutia-related gain. See further discussion at Note 16 — Commitments and Contingencies.
Agricultural Productivity Financial Performance — First Half of Fiscal Year 2008

The sales explanations provided in the “Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2008” section of MD&A are also applicable for this comparison. Net sales of ROUNDUP and other glyphosate-based herbicides increased 69 percent, or $811 million, in the six-month comparison. The average net selling price increased in all regions. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 16 percent in the first six months of 2008 from first half 2007.
Gross profit percentage for the Agricultural Productivity segment increased 14 percentage points to 46 percent in the first half of 2008. This improvement was primarily because of an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides in the first half of 2008, when compared to the first half of 2007.
Gross profit increased $634 million because of higher sales of ROUNDUP and other glyphosate-based herbicides in first half 2008. EBIT for the Agricultural Productivity segment increased $805 million to $986 million in the first half of 2008. A key factor in this increase was our Solutia-related gain. See further discussion at Note 16 — Commitments and Contingencies.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of	As of	As of
	Feb. 29,	Feb. 28,	Aug. 31,
(Dollars in millions, except current ratio)	2008	2007	2007

Cash and cash equivalents	$2,285	$1,565	$866
Trade receivables — net	2,238	2,007	1,499
Inventories	2,248	1,888	1,719
Other current assets(1)	905	836	1,000

Total Current Assets	$7,676	$6,296	$5,084

Short-term debt	$260	$55	$270
Accounts payable	709	547	649
Accrued liabilities(2)	3,118	1,957	2,156

Total Current Liabilities	$4,087	$2,559	$3,075

Working Capital(3)	$3,589	$3,737	$2,009
Current Ratio(3)	1.88:1	2.46:1	1.65:1

(1)	Includes miscellaneous receivables, current deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 29, 2008, compared with Aug. 31, 2007: Working capital increased $1,580 million between Aug. 31, 2007, and Feb. 29, 2008, because of the effect of foreign currency translation combined with the following factors:
•	Cash and cash equivalents increased $1,419 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Trade receivables — net increased $739 million in the first half of 2008 primarily because of the seasonality of our sales and collections excluding customer prepayments, which were classified as accrued liabilities as of Feb. 29, 2008.

•	Inventories increased $529 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance as of Feb. 29, 2008.
These increases to working capital between Aug. 31, 2007, and Feb. 29, 2008, were offset primarily by the following factor:
•	Accrued liabilities and accounts payable increased $962 million and $60 million, respectively, primarily because of higher activity levels in 2008 resulting from the increase in sales and the 2007 acquisitions. In addition, deferred revenue increased related to certain customer prepayments, primarily in the United States. Our unrealized losses on foreign currency and interest hedges also contributed to the increase in accrued liabilities.
Feb. 29, 2008, compared with Feb. 28, 2007: Working capital decreased $148 million between Feb. 29, 2008, and Feb. 28, 2007. The following factors decreased working capital as of Feb. 29, 2008, compared with Feb. 28, 2007:
•	Short-term debt increased $205 million primarily because $238 million of 4% Senior Notes due on May 15, 2008, are classified as short-term debt as of Feb. 29, 2008.

•	Accrued liabilities and accounts payable increased $1,161 million and $162 million, respectively, primarily because of higher activity levels in 2008 resulting from the increase in sales and the 2007 acquisitions. In addition, deferred revenue increased related to certain customer prepayments, primarily in the United States. Our unrealized losses on foreign currency and interest hedges also contributed to the increase in accrued liabilities.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

These working capital decreases were partially offset primarily by the effect of foreign currency translation combined with the following factors:
•	Cash and cash equivalents increased $720 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, for further details of this increase.

•	Inventories and trade receivables — net increased $360 million and $231 million, respectively, primarily because of the growth in our business and the 2007 acquisitions. Higher corn and soybean commodity prices contributed to the increase in inventories.
Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. We established this revolving financing program of up to $500 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $500 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. There were no customer loans sold through the financing program in the first six months of 2008. For the first six months of 2007 proceeds from customer loans sold through the financing program totaled $4 million. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
As of Feb. 29, 2008, there were no outstanding customer loans held by the QSPE. As of Aug. 31, 2007, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $301 million. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Feb. 29, 2008, and Aug. 31, 2007, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
We entered into an agreement with a lender to establish a program that originally provided financing of up to $40 million for selected customers in Brazil. The agreement qualified for sales treatment under SFAS 140. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $172 million under subsequent amendments. We received $91 million and $75 million of proceeds through these customer financing programs in first half 2008 and first half 2007, respectively. The amount of loans outstanding was $149 million and $86 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively. The maximum potential amount of future payments under the guarantees was $149 million as of Feb. 29, 2008. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $8 million and $3 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $50 million and $66 million of proceeds through these customer financing programs in the first six months of 2008 and 2007, respectively. The amount of loans outstanding was $102 million and $66 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $102 million as of Feb. 29, 2008. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

participate in the program and a current assessment of credit exposure. Our guarantee liability was $5 million and $2 million as of Feb. 29, 2008, and Aug. 31, 2007. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $3 million for first half 2008 and $4 million for first half 2007. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Feb. 29, 2008, and Aug. 31, 2007. The maximum potential amount of future payments under the recourse provisions of the agreements was $2 million as of Feb. 29, 2008. The outstanding balance of the receivables sold was $2 million and $28 million as of Feb. 29, 2008, and Aug. 31, 2007, respectively.
Cash Flow

	Six Months Ended,
	Feb 29,	Feb. 28,
(Dollars in millions)	2008	2007

Net Cash Provided by Operating Activities	$1,877	$520
Net Cash Required by Investing Activities	(404)	(230)

Free Cash Flow(1)	1,473	290

Net Cash Required by Financing Activities	(142)	(200)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	88	15

Net Increase in Cash and Cash Equivalents	1,419	105
Cash and Cash Equivalents at Beginning of Period	866	1,460

Cash and Cash Equivalents at End of Period	$2,285	$1,565

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $1,877 million in first half 2008 compared with $520 million in first half 2007. This increase was driven by higher earnings, an increase in cash provided by the change in accounts payable and accrued liabilities and an increase in cash provided by the change in deferred revenue. These increases were offset by the cash required by the increase in seed inventories. The increases in accounts payable and accrued liabilities and inventories primarily relate to the growth in our seeds and genomics business. Customer prepayments in the United States increased in first half 2008 over first half 2007. The cash received related to our Solutia-related gain also contributed to this increase. See Note 16 — Commitments and Contingencies — for further discussion of this Solutia-related gain.
Cash required by investing activities increased $174 million in the period-over-period comparison. This increase is primarily because our capital expenditures increased $132 million in the six-month comparison to $314 million because of the expansion of corn seed production facilities. In addition, we used cash of $78 million in the first half of 2008 for the purchase of long-term equity securities. There were no purchases of long-term equity securities in the first half of 2007.
The amount of cash required by financing activities decreased $58 million to $142 million in first half 2008 primarily because of the decrease in cash required for long-term debt reductions. We did not use any cash for long-term debt reductions in first half 2008 and cash required for long-term debt reductions was $71 million in first half 2007.
Capital Resources and Liquidity

	As of	As of	As of
	Feb. 29,	Feb. 28,	Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2008	2007	2007

Short-Term Debt	$260	$55	$270
Long-Term Debt	1,155	1,581	1,150
Total Shareowners’ Equity	9,299	7,169	7,503
Debt-to-Capital Ratio	13%	19%	16%

Total debt outstanding decreased $221 million between Feb. 28, 2007, and Feb. 29, 2008, primarily because we repaid our three-year term bank loan in Europe in the third quarter of 2007.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

We plan to issue new fixed-rate debt on or before May 15, 2008, to repay $238 million of 4% Senior Notes that are due May 15, 2008, and to finance our expansion of corn seed production facilities. In September 2007, we entered into forward starting interest rate swaps with a total notional amount of $500 million. Our intent was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in our benchmark interest rates until the debt is issued.
As discussed in Note 16 — Commitments and Contingencies — under the subheading “Matters related to Solutia, Inc.,” Solutia emerged from bankruptcy protection on Feb. 28, 2008, and we received $163 million in cash from our Solutia-related gain.
Dividend: In January 2008, we declared a quarterly dividend of 17.5 cents per common share payable on Apr. 25, 2008, to shareowners of record as of Apr. 4, 2008.
Capital Expenditures: We expect 2008 capital expenditures to be in the range of $950 million compared with $509 million in 2007. The largest drivers of this increase are expected to be projects to expand corn seed production facilities and a debottlenecking project at our U.S. ROUNDUP production facility.
Recently Announced Acquisition: In March 2008, we entered into a definitive agreement to acquire 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V. and a related company (De Ruiter). De Ruiter is a leading protected culture vegetable seeds company based in the Netherlands with operations worldwide. The purchase price per the agreement is €546 million, which is to be reduced by net debt of approximately €53 million, resulting in a cash purchase price to be paid at closing of €487 million or approximately $769 million (subject to fluctuations in currency exchange rates). We expect to consummate the transaction with existing cash.
The agreement contains customary representations and warranties, covenants and other terms and conditions, including conditions relating to approvals under competition laws and regulations, and the closing is expected to occur as soon as possible following receipt of such approvals in the relevant jurisdictions. There can be no assurance that the transactions contemplated by the agreement will be consummated. In the agreement, we agreed to two alternative instances in which an additional amount or a termination fee may be payable:
•	Additional Amount if Transaction Closes After July 31: in the event that the closing condition relating to competition clearance is not satisfied or waived on or before July 31, 2008, but the transaction is ultimately consummated, we have agreed to pay the seller at closing an amount equal to €100 thousand multiplied by the number of days between July 31, 2008, and the closing date; or

•	Termination Fee: in the event that the closing condition relating to competition clearance is not satisfied or waived on or before Dec. 31, 2008, and the agreement is terminated by either party for that reason, we have agreed to pay the seller a fee of 10 percent of the purchase price.
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
2007 Acquisitions: On June 1, 2007, we completed the purchase of all the outstanding stock of DPL for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed), inclusive of transaction costs of $37 million. During 2007, our ASI subsidiary acquired 10 regional U.S. seed companies in separate transactions for an aggregate purchase price of $87 million (net of cash acquired), inclusive of transaction costs of $3 million. In conjunction with one of these acquisitions, we entered into a five-year global technology license agreement. Also during 2007, we acquired two European vegetable and fruit seed businesses for $57 million, inclusive of transaction costs of $6 million. Additional contingent purchase price may be payable in the future if certain earnings targets are met. Such amounts are not expected to be material.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

benefits under FIN 48 which would require cash settlements were $219 million as of Feb. 29, 2008. Because there is a high degree of uncertainty regarding the timing of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods. The anticipated contractual obligations for unrecognized tax benefits increased $62 million since the date of adoption, primarily as a result of the tax consequences of our Solutia-related gain. See Note 16 — Commitments and Contingencies — for further discussion of this gain.
Off-Balance Sheet Arrangement
In connection with Solutia’s plan of reorganization and emergence from bankruptcy, we assumed financial responsibility for certain litigation and environmental matters for which we had previously recorded a reserve. As a result, these liabilities are no longer off-balance sheet arrangements. Our obligation to indemnify Pharmacia for liabilities that Solutia assumed from Pharmacia in connection with its 1997 spin-off from Pharmacia continues, to the extent that in the future Solutia fails to pay, perform or discharge those liabilities. See Note 16 — Commitments and Contingencies — under the subheading “Matters related to Solutia Inc.” for further information regarding Solutia, the liability taken in connection with Solutia’s Assumed Liabilities, and Solutia’s plan of reorganization. Also see Part II — Item 1 — Legal Proceedings — for further information.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

seed sales than they did in 2007. Acquisitions may also present near-term opportunities to increase penetration of our traits. In particular, we expect that our acquisition of DPL will enable us to accelerate penetration of our second-generation cotton traits in 2009 and later years. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.
Regulatory approvals have been obtained in the United States and Canada for ROUNDUP READY 2 YIELD soybeans, our second-generation glyphosate-tolerant soybean product. In addition, regulatory submissions and reviews for ROUNDUP READY 2 YIELD are proceeding in other key soybean-importing countries. Significant progress is also being made for still pending submissions for our second generation stacked Bt corn product, YIELDGARD VT TRIPLE PRO. Global cultivation opportunities were expanded for corn, with Argentina and South Africa’s regulatory approvals for YIELDGARD Corn Borer stacked with ROUNDUP READY Corn 2 in 2007, and with Brazil’s recent approval for YIELDGARD Corn Borer. YIELDGARD Corn Borer corn is our first biotech corn product to be commercialized in Brazil.
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
In Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system to ensure that we capture value on all Monsanto ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. However, full regulatory system approval of additional traits must be realized for us to see a step change in contributions from seeds and traits. As noted above, YIELDGARD Corn Borer corn was approved recently. The agricultural economy in Brazil is benefiting from strong global commodity prices, particularly for corn and soybeans. Although farmer liquidity has improved from last year, we continue to monitor our credit policy, expand our grain-based collection system, and increase cash sales, as part of a continuous effort to manage our Brazilian risk against possible market and foreign exchange volatility.
It is likely that rulings of patent infringement from several ongoing court cases in Europe will be required before we can expect to capture value from our ROUNDUP READY soybeans grown in Argentina. One Spanish case and a U.K. case have had adverse early results and are being appealed. The first case in Holland has now been referred to the European Court of Justice (“ECJ”) for an interpretation of the EU patent law for biotech products. This will probably take up to two years. It is likely that all other cases on continental Europe will await the outcome of the ECJ ruling. We are continuing to discuss alternative arrangements with various stakeholders. However, we have no certainty that any of these discussions will lead to an income producing outcome in the near term. We do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we would be compensated for the technology.
In March 2008 a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies including us to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no sales and planting of this product in France during the forthcoming growing season. The legality of the suspension will be decided after a full hearing before the court later this year.
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

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

programs to support or allow us to maintain premium prices commensurate with our brands value. Further expansion of crops with our ROUNDUP READY traits may also incrementally increase sales of our ROUNDUP products.
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
During 2008, our POSILAC branded rbST business will continue to reduce bulk powder inventory. Sandoz GmbH, which manufactures the active ingredient and the finished dose formulation for POSILAC, has notified us of its election to terminate its agreement with us, effective Dec. 31, 2008. We do not expect the termination to have a significant effect on our supplies because in 2006 we received FDA approval for the Augusta, Georgia facility for finished formulation and packaging of POSILAC. We believe some processor requests for milk produced by cows not supplemented with rbST will limit our future sales.
Other Information
As discussed in Note 16 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. Recently, the U.S. Patent and Trademark Office upheld Monsanto’s patent rights associated with four such biotechnology patents submitted for reexamination at the request of the not-for-profit Public Patent Foundation. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007.
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
Based on the significance of our amortizable intangible assets and in particular, those associated with biotechnology, we have added a significant accounting policy related to our accounting for intangible assets since our Report on Form 10-K for the fiscal year ended Aug. 31, 2007. In accordance with SFAS 144, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. Significant changes in key assumptions about the business, market conditions and prospects for which the intangible asset is currently utilized or expected to be utilized, could result in an impairment charge.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

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
NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. Accordingly, we will adopt SFAS 161 in fiscal year 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Feb. 29, 2008 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which Pharmacia or Solutia is a party but that we manage and for which we are responsible. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 16 — Commitments and Contingencies — under the subheading “Litigation and Indemnification” and is incorporated by reference herein. Following is information regarding other potentially material proceedings for which we are responsible.
The following discussion provides new and updated information regarding certain proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2007.
Patent and Commercial Proceedings
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on Dec. 4, 2000, we filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG, and its affiliates that four patents that involve claims to truncated Bt technology were invalid and not infringed by the MON810 corn product contained in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief but later dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue us, our affiliates or our sublicensees under those patents for any of our current commercial products. On Nov. 22, 2005, a jury returned a verdict in our favor and determined that MON810 did not infringe the remaining patent at issue and that the patent was invalid. On Aug. 28, 2006, the Court entered an order also invalidating the patents on the basis of inequitable conduct. On Jan. 25, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the district court that Bayer CropScience’s patents were invalid on the basis of inequitable conduct.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

The following proceedings involve Syngenta AG (Syngenta) and its affiliates:
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on May 10, 2004, we filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for a declaratory judgment seeking a determination that, under its license from us, Syngenta Seeds is limited to commercializing its ROUNDUP READY soybeans under one product brand. On Feb. 8, 2006, after a bench trial, the Court ruled in our favor and permanently enjoined Syngenta from using any brand other than the NK® brand in the production, marketing, advertising, or sale of our ROUNDUP READY soybean technology. On June 12, 2007, the Missouri Court of Appeals reversed the judgment of the trial court and remanded for a new trial. The case currently has a preliminary trial setting in April 2009.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on July 26, 2005, American Seed Company (which is unrelated to Monsanto or its ASI subsidiary) filed a purported class action suit against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed essentially alleges that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Plaintiffs seek an unspecified amount of damages and injunctive relief. On Nov. 13, 2006, the trial court denied plaintiffs’ motion for class certification. On April 1, 2008, the U. S. Court of Appeals for the Third Circuit affirmed the trial court’s decision denying class certification.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2007, while efforts continue, discussions have failed to resolve outstanding issues related to the development of a payment system for the use of our technology to produce soybean products in Argentina or Uruguay containing our patented ROUNDUP READY technologies. We have initiated patent infringement actions against importers of Argentine soy products that were found to have contained our unlicensed glyphosate-tolerant technology, which is patented in the respective European countries. In June 2005, we filed cases against Cefetra, in The Hague, the Netherlands, and Den Lokale, A.m.d.A., et al., in the Danish High Court, Eastern Division. In February and March 2006, we filed cases against Bunge Iberica SA, Ceralto SL and Sesostris SAE in Spain, and against Cargill International SA and Cargill plc in England. Further cases were filed in May and June 2006 against Alfred C. Toepfer International GmbH and Glencore Grain BV and Glencore Grain Rotterdam BV, in the courts of The Hague. The first Dutch trial took place in The Hague in October 2007. Judgment was received on March 19, 2008. The court found that the patented sequence was present in the soymeal imported from Argentina but referred legal questions to the European Court of Justice (ECJ) for interpretation of EU law relating to biotechnology products before deciding the infringement issue. Ruling is likely to take up to two years, and proceedings in continental Europe will probably await the ECJ ruling. The trial in England took place in June 2007, and a decision was received in October 2007. The court found our patent to be valid and that the patented sequence is present in the soy meal imported from Argentina but that there was no infringement on the basis of an interpretation of our patent claim language. We are appealing the decision. The hearing in the Sesostris case in Spain took place in July 2007. An adverse decision was delivered in September 2007 based on technical determination, and has since been appealed. No trial has yet been scheduled in the Danish High Court. Hearings in the second Spanish case are taking place. The Argentine government has opposed our use of patent infringement actions as a means of securing payment for the use of our technology in Argentina and has been admitted as a co-defendant to the proceedings in the Netherlands and as an observer to the proceedings in Denmark. In addition, the national competition commission in Argentina (CNDC) has initiated a formal investigation regarding our patent infringement actions in the European Union.
Agent Orange Proceedings
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In re Agent Orange Product Liability Litigation, MDL 381 (MDL), a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States, was settled in 1984, concluding all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After the U.S. Supreme Court allowed new claims to proceed notwithstanding the settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, who originally presided over the MDL. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense. On Feb. 22, 2008, U.S. Court of Appeals for the Second Circuit affirmed the judgment of the district court.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, a purported class action suit, styled VAVAO, et al. v. The Dow Chemical Company, et al., was filed in the U.S. District Court for the Eastern District of New York by the Vietnam Association of Victims of Agent Orange (VAVAO) alleging that the manufacturers of Agent Orange conspired with the U.S. government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case was also assigned to Judge Weinstein. On March 10, 2005, the District Court granted the motions to dismiss and for summary judgment filed by Monsanto and other defendants in this case. On Feb. 22, 2008, U.S. Court of Appeals for the Second Circuit affirmed the judgment of the district court.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, in a purported class action suit styled Dobbie, et al. v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by it during the course of a 30-year program to control weeds and vegetation at the facility. Thereafter, purported class action lawsuits have been filed by plaintiffs against the Canadian government in at least four provinces, including Manitoba, New Brunswick, Newfoundland and Ontario. On Jan. 12, 2007, in the Newfoundland action, the Canadian government filed a third party action against Dow Chemical and us, as manufacturers of Agent Orange, seeking contribution for any injuries plaintiffs may have suffered as the result of the spraying of Agent Orange chemicals in 1967 and 1968. On Aug. 1, 2007, the trial court in the case pending in Newfoundland certified a class of all individuals who were at CFB Gagetown between 1956 and the present and who claim they were exposed to dangerous levels of dioxin or HCB while on the base. On Sept. 18, 2007, the Court of Appeal granted the application of the Canadian government, Dow, and Monsanto for leave to appeal the trial court’s class certification decision. On Dec. 17, 2007, in the New Brunswick action, the Canadian government filed a third party action against Dow Chemical and us, as manufacturers of Agent Orange, seeking contribution for any injuries plaintiffs may have suffered as the result of the spraying of Agent Orange chemicals in 1967 and 1968.
Governmental Proceedings and Undertakings
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, in January 2005, we consented to an SEC Order and entered into a Deferred Prosecution Agreement (DPA) with the Department of Justice concerning their investigations of improper payments and related financial irregularities in connection with our Indonesian affiliates. We paid penalties of $1.5 million, agreed to certain enhancements of our compliance program, and were required to cease and desist from any further violations of the Foreign Corrupt Practices Act (FCPA) and to retain for a period of three years an independent consultant to review and evaluate our policies and procedures to ensure compliance with the FCPA. The independent consultant began his review in March 2005 and we have worked with the independent consultant to implement improvements to our FCPA compliance program. Upon receipt and review of a motion to dismiss filed by the U.S. Department of Justice, on March 5, 2008 the U.S. District Court for the District of Columbia entered an agreed order dismissing the proceeding against us with prejudice. The continuing work of the independent consultant has progressed with submission of the final report to the government for review. While the action by the Court ends the DPA, we remain committed to our global business conduct and FCPA compliance programs.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, prior to our acquisition of Delta and Pine Land Company, through our due diligence, we discovered and Delta and Pine Land reported to the SEC and the DOJ immaterial potential FCPA compliance issues, including payments that were not properly recorded in a subsidiary’s books and records. We have entered into an agreement with the SEC to pay penalties of $300,000 and to retain for a period of one year an independent consultant to review and evaluate our policies and procedures related to Delta and Pine Land to ensure compliance with the FCPA. We retained the same independent consultant noted above. We continue to work with the independent consultant, and the total integration of Delta and Pine Land into our Business Conduct and FCPA compliance programs is nearly complete. We are committed to a satisfactory conclusion on or before the SEC’s schedule, which runs through the end of summer 2008.
As described in Monsanto’s Form 10-Q for the quarterly period ended Nov. 30, 2007, on Dec. 10, 2007, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our subsidiary Monsanto Nordeste, primarily challenging the treatment of a value added tax incentive granted by the State of Bahia as an inducement for the construction and operation of a manufacturing facility in Camaçari, Brazil. The assessment seeks payment of approximately $35 million (subject to currency exchange rates) of tax, excluding penalties and interest. On Jan. 9, 2008, Monsanto Nordeste filed an appeal of this assessment with the Federal Revenue Service. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.76 Brazilian reais per dollar and will fluctuate with exchange rates in the future.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

Proceedings Related to Solutia
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on June 5, 2003, in an action styled Solutia Inc. and Pharmacia Corporation v. McWane, Inc. et al., Solutia and Pharmacia filed suit in the U.S. District Court for the Northern District of Alabama against 19 parties to force them to pay a share of past and future investigation and cleanup costs in Anniston, Alabama, under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The defendants are owners and operators of manufacturing facilities that Solutia/Pharmacia believed were responsible for a major share of the PCB contamination found throughout Anniston. Under Solutia’s plan of reorganization, Solutia is now managing this matter.
See Note 16 — Commitments and Contingencies — for additional information regarding legal proceedings related to Solutia.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the front of this Report on Form 10-Q and Part I — Item 1A — Risk Factors — of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, for information regarding risk factors. Following are the material updates to the risk factors previously disclosed in our Report on Form 10-K.
Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.
We are involved in major lawsuits concerning intellectual property, biotechnology, torts, contracts, antitrust allegations, employee benefits, and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. Additional information regarding these litigation matters and the related risks to our business may be found in Note 16 and in other sections of this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2008 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of	(d) Approximate Dollar
				Shares Purchased as	Value of Shares that
				Part of Publicly	May Yet Be Purchased
	(a) Total Number of		(b) Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share(1)	Programs	Programs

December 2007:
Dec. 1, 2007, through Dec. 31, 2007	117,012	(2)	$ 106.55	114,464	$ 429,404,536
January 2008:
Jan. 1, 2008, through Jan. 31, 2008	402,417	(3)	$ 116.09	398,177	$ 383,166,894
February 2008:
Feb. 1, 2008, through Feb. 29, 2008	108,766		$ 114.93	108,766	$ 370,666,901

Total	628,195		$ 114.11	621,407	$ 370,666,901

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Includes 2,548 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	Includes 4,240 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. There were no other publicly announced plans outstanding as of Feb. 29, 2008.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareowners on Jan. 16, 2008, four matters were submitted to a vote of shareowners.
1.	John W. Bachmann, William U. Parfet, and George H. Poste, Ph.D., D.V.M. were nominated and elected to serve as directors until the 2011 Annual Meeting or until a successor is elected and has qualified or until his earlier death, resignation or removal. Votes were cast as follows:

Name	Votes “For”	Votes “Against”	Votes “Abstain”

John W. Bachmann	487,465,508	8,218,180	592,353

William U. Parfet	486,164,220	9,533,359	578,462

George H. Poste, Ph.D., D.V.M.	486,533,590	9,051,577	690,874
2.	The appointment by the Board of Directors of Deloitte & Touche LLP as independent registered public accounting firm for the year 2008 was ratified by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 488,663,478 votes were cast in favor of ratification, 3,932,009 votes were cast against, and 3,680,554 votes were counted as abstentions.
3.	The shareowner proposal requesting that the Board separate the roles of Chairman and Chief Executive Officer was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 65,274,675 votes were cast in favor of the proposal, 382,608,929 votes were cast against, 4,628,540 votes were counted as abstentions, and 94,299,087 were counted as broker non-votes.
4.	The shareowner proposal requesting an amendment to the Corporate By-laws limiting director indemnification was not approved by a vote of the shareowners. The Board recommended a vote against the proposal. A total of 8,709,879 votes were cast in favor of the proposal, 418,465,453 votes were cast against, 25,336,812 votes were counted as abstentions, and 94,299,087 were counted as broker non-votes.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Apr. 4, 2008

MONSANTO COMPANY	SECOND QUARTER 2008 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

10.1	Solutia’s Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (As Modified) (incorporated by reference to Exhibit 2.1 of Solutia’s Form 8-K filed December 5, 2007, SEC File No. 001-13255).

10.2	Amended and Restated Settlement Agreement dated February 28, 2008 by and among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

10.3	First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007, among Solutia Inc., the Company and the claimants set forth therein (incorporated by reference to Exhibit 10.3 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

11	Omitted — see Note 14 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).