Form 10-Q
period 2008-05-31
MONSANTO CO /NEW/
filed 2008-06-27
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-16167
MONSANTO COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1878297 (I.R.S. Employer Identification No.)

800 North Lindbergh Blvd., St. Louis, MO (Address of principal executive offices)	63167 (Zip Code)
(314) 694-1000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 550,001,886 shares of Common Stock, $0.01 par value, outstanding as of June 24, 2008.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below, Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Part II — Item 1A of our Report on Form 10-Q for the quarterly period ended Feb. 29, 2008.
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

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and nine months ended May 31, 2008, and May 31, 2007, the Condensed Statements of Consolidated Financial Position as of May 31, 2008, and Aug. 31, 2007, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2008, and May 31, 2007, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2008	2007	2008	2007

Net Sales	$3,588	$2,842	$9,466	$6,990
Cost of goods sold	1,619	1,339	4,213	3,357

Gross Profit	1,969	1,503	5,253	3,633
Operating Expenses:
Selling, general and administrative expenses	622	487	1,617	1,299
Research and development expenses	251	190	672	554
Acquired in-process research and development (see Note 3)	2	7	3	7

Total Operating Expenses	875	684	2,292	1,860
Income from Operations	1,094	819	2,961	1,773
Interest expense	31	29	99	96
Interest income	(34)	(28)	(105)	(89)
Solutia-related expenses (income) (see Note 16)	—	4	(187)	23
Other (income) expense — net	(5)	8	(2)	9

Income from Continuing Operations Before Income Taxes and Minority Interest	1,102	806	3,156	1,734
Income tax provision	285	231	947	521
Minority interest expense	6	10	13	7

Income from Continuing Operations	$811	$565	$2,196	$1,206

Discontinued Operations (see Note 18):
Income (loss) from operations of discontinued businesses	—	8	—	(5)
Income tax expense (benefit)	—	3	—	(2)

Income (Loss) on Discontinued Operations	—	5	—	(3)

Net Income	$811	$570	$2,196	$1,203

Basic Earnings (Loss) per Share:
Income from continuing operations	$1.48	$1.04	$4.01	$2.22
Income (loss) on discontinued operations	—	0.01	—	(0.01)

Net Income	$1.48	$1.05	$4.01	$2.21

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.45	$1.02	$3.93	$2.18
Income (loss) on discontinued operations	—	0.01	—	(0.01)

Net Income	$1.45	$1.03	$3.93	$2.17

Weighted Average Shares Outstanding:
Basic	549.0	544.4	547.6	543.7
Diluted	560.0	555.2	558.9	554.4

Dividends Declared per Share	$—	$—	$0.35	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of May 31,	As of Aug. 31,
(Dollars in millions, except share amounts)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$1,714	$866
Trade receivables — net of allowances of $253 and $217, respectively	3,258	1,499
Miscellaneous receivables	468	407
Deferred tax assets	340	449
Inventories (see Note 5)	2,206	1,719
Other current assets	141	144

Total Current Assets	8,127	5,084
Property, Plant and Equipment — Net of Accumulated Depreciation of $3,625 and $3,260, respectively	2,962	2,656
Goodwill (see Note 6)	2,769	2,625
Other Intangible Assets — Net (see Note 6)	1,375	1,415
Noncurrent Deferred Tax Assets	816	730
Long-Term Receivables — Net of Allowances of $172 and $131, respectively	653	79
Other Assets	590	394

Total Assets	$17,292	$12,983

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$10	$270
Accounts payable	788	649
Income taxes payable	134	150
Accrued compensation and benefits	368	349
Accrued marketing programs	720	517
Deferred revenues	369	260
Grower production accruals	120	86
Dividends payable	—	96
Miscellaneous short-term accruals	779	698

Total Current Liabilities	3,288	3,075
Long-Term Debt	1,703	1,150
Postretirement Liabilities	505	542
Long-Term Portion of Environmental and Related Litigation Reserve (see Note 16)	150	135
Long-Term Deferred Revenue	588	—
Other Liabilities	847	578
Commitments and Contingencies (see Note 16)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 582,675,829 and 577,244,601 shares, respectively; Outstanding 549,616,457 and 545,609,310 shares, respectively	6	6
Treasury stock, 33,059,372 and 31,635,291 shares, respectively, at cost	(961)	(814)
Additional contributed capital	9,428	9,106
Retained earnings (deficit) (includes cumulative effect of adopting FIN 48 as of Sept. 1, 2007, of ($25))	1,574	(405)
Accumulated other comprehensive income (loss)	174	(377)
Reserve for ESOP debt retirement	(10)	(13)

Total Shareowners’ Equity	10,211	7,503

Total Liabilities and Shareowners’ Equity	$17,292	$12,983

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Nine Months Ended May 31,
(Dollars in millions)	2008	2007

Operating Activities:
Net Income	$2,196	$1,203
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization expense	423	386
Bad-debt expense	52	29
Receipt of securities from Solutia settlement (see Notes 7 and 16)	(38)	—
Stock-based compensation expense	64	54
Excess tax benefits from stock-based compensation	(161)	(49)
Deferred income taxes	126	(10)
Equity affiliate expense — net	2	30
Acquired in-process research and development (see Note 3)	3	7
Other items	(10)	(1)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables	(1,490)	(1,969)
Inventories	(387)	91
Deferred revenues	(1)	(45)
Accounts payable and other accrued liabilities	746	466
Net investment hedge settlement	(97)	(4)
Other items	(103)	(99)

Net Cash Provided by Operating Activities	1,325	89

Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	59	22
Capital expenditures	(530)	(297)
Acquisitions of businesses, net of cash acquired	(113)	(125)
Purchases of long-term equity securities	(78)	—
Technology and other investments	(39)	(35)
Other investments and property disposal proceeds	51	25

Net Cash Required by Investing Activities	(650)	(410)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(28)	265
Short-term debt reductions	(9)	(8)
Long-term debt proceeds	548	4
Long-term debt reductions	(238)	(277)
Payments on other financing	(3)	(4)
Debt issuance costs	(5)	—
Treasury stock purchases	(145)	(101)
Stock option exercises	100	59
Excess tax benefits from stock-based compensation	161	49
Dividend payments	(288)	(191)

Net Cash Provided (Required) by Financing Activities	93	(204)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	80	59

Net Increase (Decrease) in Cash and Cash Equivalents	848	(466)
Cash and Cash Equivalents at Beginning of Period	866	1,460

Cash and Cash Equivalents at End of Period	$1,714	$994

See Note 15 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008. Financial information for the first nine months of fiscal year 2008 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Boards (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Monsanto does not anticipate the adoption of SFAS 162 will have an effect on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. Accordingly, Monsanto will adopt SFAS 161 in second quarter 2009. The company is currently evaluating the impact of SFAS 161 on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires an entity to clearly identify and present ownership interests in

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The IPR&D is evaluated for impairment and if no alternative future use exists, the asset is expensed. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt SFAS 141R in fiscal year 2010. The Company is currently evaluating the impact of SFAS 141R on the consolidated financial statements.
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
In fiscal year 2008, Monsanto completed other acquisitions for approximately $16 million, inclusive of transaction costs of $1 million, and the financial results of these businesses were included in the company’s consolidated financial statements from the respective dates of acquisition.
A charge of approximately $3 million was recorded in research and development expenses in fiscal year 2008, for the write-off of acquired IPR&D related to 2008 acquisitions and finalizing the purchase price allocations for 2007 acquisitions. Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amount allocated to IPR&D was expensed immediately, in accordance with generally accepted accounting principles.
Proforma information related to these acquisitions is not presented because the impact of these acquisitions on the company’s consolidated results of operations is not considered to be significant. The purchase price for these acquisitions was primarily

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

allocated to goodwill, intangible assets, and fixed assets. The primary items that generated the goodwill were the premiums paid by the company for the right to control the businesses acquired and the value of the acquired assembled workforces.
2007 Acquisitions: In June 2007, Monsanto completed the purchase of all the outstanding stock of DPL, the largest cotton seed breeder in the world, for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed), inclusive of transaction costs of approximately $37 million.
In January and May 2007, Monsanto acquired two European vegetable and fruit seed companies in separate transactions for an aggregate purchase price of $61 million, inclusive of transaction costs of $10 million.
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
For all fiscal year 2008 and 2007 acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the fourth quarter 2007 acquisitions and the fiscal year 2008 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets.
As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of facilities, the abandonment or redeployment of equipment, and employee terminations or relocations. Through May 31, 2008, estimated costs of $18 million have been recognized as current liabilities in the purchase price allocations above, and $10 million has been charged against these liabilities, primarily related to payments for employee terminations, facility closures and related demolition and dismantling costs. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.
NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto has established a revolving financing program to provide financing of up to $250 million for selected customers in the United States through a third-party specialty lender. Under the financing program, Monsanto originates customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidates, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Under the program as amended in August 2006, Monsanto services the loans and provides a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). Monsanto accounts for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
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

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

rescission of FIN No. 34 (FIN 45), which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Discounts on the sale of customer loans and servicing expenses were $2 million during each of the nine month periods ended May 31, 2008, and May 31, 2007.
Proceeds from customer loans sold through the financing program totaled $3 million and $6 million for the first nine months of fiscal years 2008 and 2007, respectively. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The loan balance outstanding as of May 31, 2008, and Aug. 31, 2007, was $3 million and $301 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of May 31, 2008, and Aug. 31, 2007, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has an agreement with a lender to establish a program that originally provided financing of up to $40 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $172 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $107 million and $83 million for the first nine months of fiscal years 2008 and 2007, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $5 million and $3 million as of May 31, 2008, and Aug. 31, 2007, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $68 million as of May 31, 2008. The loan balance outstanding for these programs was $68 million and $86 million as of May 31, 2008, and Aug. 31, 2007, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. All of these programs qualify for sales treatment under SFAS 140. Accordingly, proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $70 million and $81 million for the first nine months of fiscal years 2008 and 2007, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $4 million and $2 million as of May 31, 2008, and Aug. 31, 2007, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $66 million as of May 31, 2008. The loan balance outstanding for these programs was $66 million as of May 31, 2008, and Aug. 31, 2007.
Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $19 million for the first nine months of fiscal years 2008 and 2007. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of May 31, 2008, and Aug. 31, 2007. The maximum potential amount of future payments under the recourse provisions of the agreements was

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

$16 million as of May 31, 2008. The outstanding balance of the receivables sold was $16 million and $28 million as of May 31, 2008, and Aug. 31, 2007, respectively.
NOTE 5. INVENTORIES

Components of inventories were:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2008	2007
Finished Goods	$953	$635
Goods In Process	1,077	893
Raw Materials and Supplies	304	253

Inventories at FIFO Cost	2,334	1,781
Excess of FIFO over LIFO Cost	(128)	(62)

Total	$2,206	$1,719

The increase in the excess of FIFO over LIFO cost is primarily the result of cost increases in certain raw materials required for glyphosate and selective chemistry herbicide production.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2008 annual goodwill impairment test was performed as of March 1, 2008, and no indications of goodwill impairment existed as of that date. Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2008, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2007	$2,559	$66	$2,625
Acquisition Activity (See Note 3)	71	—	71
Effect of Foreign Currency Translation Adjustments	73	—	73

Balance as of May 31, 2008	$2,703	$66	$2,769

Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2008			As of Aug. 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,047	$(578)	$469	$1,028	$(547)	$481
Acquired Biotechnology Intellectual Property	929	(523)	406	900	(457)	443
Trademarks	334	(72)	262	320	(60)	260
Customer Relationships	273	(60)	213	250	(40)	210
Other	52	(27)	25	39	(18)	21

Total	$2,635	$(1,260)	$1,375	$2,537	$(1,122)	$1,415

The increases in other intangible assets during the first nine months of 2008 resulted primarily from the acquisitions described in Note 3 — Business Combinations.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Total amortization expense of other intangible assets was $39 million in third quarter of fiscal year 2008 and $36 million in third quarter of fiscal year 2007. Total amortization expense of other intangible assets for the nine months ended May 31, 2008, and May 31, 2007, was $123 million and $106 million, respectively. The estimated intangible asset amortization expense for fiscal year 2008 through fiscal year 2012 for owned assets at May 31, 2008, is as follows:

Year ending Aug. 31,
(Dollars in millions)	Amount

2008	$160
2009	145
2010	140
2011	135
2012	95

NOTE 7. INVESTMENTS

During second quarter 2008, Monsanto purchased a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of May 31, 2008, the carrying value of this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at its carrying value of $50 million. From the date of the investment through May 31, 2008, Monsanto purchased $78 million of inventory from the seed supplier. As of May 31, 2008, the amount payable to the seed supplier is less than $1 million and is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position.
During second quarter 2008, Monsanto received $38 million of Solutia common stock as part of the settlement of its claims against Solutia. This investment is considered available-for-sale and is recorded in other current assets in the Condensed Statements of Consolidated Financial Position as of May 31, 2008, at its fair value of $32 million. See Note 16 — Commitments and Contingencies — for further discussion of this Solutia-related gain.
During first quarter 2008, Monsanto invested in long-term equity securities, which are considered available-for-sale. As of May 31, 2008, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at its fair value of $24 million. The sale of these long-term equity securities is restricted through Oct. 31, 2008. Net unrealized losses of $1 million are included in accumulated other comprehensive income (loss) in shareowners’ equity related to this investment as of May 31, 2008. As of Aug. 31, 2007, there were no long-term equity securities classified as available-for-sale.
NOTE 8. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into an agreement on corn herbicide tolerance and insect control trait technologies with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $60 million related to this agreement was recorded in the first nine months of 2008. As of May 31, 2008, the remaining receivable balance is $624 million. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of May 31, 2008, the remaining deferred revenue balance is $575 million. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenues in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $16 million for the nine months ended May 31, 2008, in the Statements of Consolidated Operations.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In third quarter 2008, Monsanto and Syngenta entered into a Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s RR2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine year period. The minimum obligation from Syngenta over this period is $81 million. As a result of this agreement, the company recorded a long term receivable and long term deferred revenue at the net present value of $66 million in third quarter 2008.
NOTE 9. INCOME TAXES

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). As required, the Company adopted the provisions of FIN 48 as of Sept. 1, 2007. As a result of the implementation of FIN 48, Monsanto recorded a charge to retained deficit of $25 million, primarily attributable to liabilities related to interest and penalties on certain income tax matters. The total amount of unrecognized tax benefits as of the date of adoption on Sept. 1, 2007, was $256 million, of which $139 million would favorably impact the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, management does not expect the change to have a significant impact on Monsanto’s consolidated financial statements.
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

During the first nine months of 2008, total unrecognized tax benefits increased by $128 million, of which $108 million would favorably impact the effective tax rate if recognized, primarily as a result of the tax consequences of the settlement of Monsanto’s claims in the Solutia bankruptcy and a transfer pricing item. See Note 16 — Commitments and Contingencies — for further discussion of the Solutia bankruptcy.
Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. At the beginning of fiscal 2008, Argentina had a valuation allowance of $43 million for the deferred tax assets related to net operating loss carryforwards. However, based on improvements in Monsanto Argentina’s operations, management now believes it is more likely than not that such deferred tax assets will be realized. Accordingly, the previously recorded $43 million valuation allowance was reversed in third quarter 2008.
NOTE 10. DEBT AND OTHER CREDIT ARRANGEMENTS

In May 2005, Monsanto filed a new shelf registration with the SEC (2005 shelf registration) that allowed the company to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). In April 2008, Monsanto issued $300 million of 5.125% Senior Notes under the 2005 shelf registration, which are due on April 15, 2018 (5.125% 2018 Senior Notes). The net proceeds from the sale of the 5.125% 2018 Senior Notes will be used to finance the expansion of corn seed production facilities. Also in April 2008, Monsanto issued $250 million of 5.875% Senior Notes under the 2005 shelf registration, which are due on April 15, 2038 (5.875% 2038 Senior Notes). The net proceeds from the sale of the 5.875% 2038 Senior Notes were used to repay $238 million of 4% Senior Notes that were due on May 15, 2008. As of May 31, 2008, $1 billion remained available under the 2005 shelf registration.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In September 2007, the company entered into forward starting interest rate swaps with a total notional amount of $500 million, which were accounted for as derivatives under SFAS 133, as amended. The swaps were terminated in April 2008 at the time of issuance of the 5.125% 2018 Senior Notes and the 5.875% 2038 Senior Notes. Realized losses net of tax of $29 million were recorded in accumulated other comprehensive income (loss) to reflect the after-tax losses of the forward starting interest rate swaps. The realized losses will be recorded in the Statement of Consolidated Operations over the life of the debt instruments.
NOTE 11. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended May 31, 2008			Three Months Ended May 31, 2007
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$9	$1	$10	$7	$2	$9
Interest Cost on Benefit Obligation	23	3	26	19	2	21
Assumed Return on Plan Assets	(26)	(4)	(30)	(22)	(4)	(26)
Amortization of Unrecognized Net Loss	9	1	10	8	1	9

Total Net Periodic Benefit Cost	$15	$1	$16	$12	$1	$13

	Nine Months Ended May 31, 2008			Nine Months Ended May 31, 2007
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$29	$4	$33	$27	$4	$31
Interest Cost on Benefit Obligation	71	9	80	72	8	80
Assumed Return on Plan Assets	(81)	(12)	(93)	(84)	(11)	(95)
Amortization of Unrecognized Net Loss	28	2	30	31	2	33

Total Net Periodic Benefit Cost	$47	$3	$50	$46	$3	$49

Health Care and Other Postretirement Benefits	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2008	2007	2008	2007

Service Cost for Benefits Earned During the Period	$3	$3	$9	$9
Interest Cost on Benefit Obligation	4	4	12	14
Amortization of Unrecognized Net Gain	—	(2)	(1)	(8)

Total Net Periodic Benefit Cost	$7	$5	$20	$15

Monsanto contributed $60 million to its U.S. qualified plan in each of the nine month periods ended May 31, 2008, and May 31, 2007, and $4 million and $3 million to plans outside the United States in the first nine months of 2008 and 2007, respectively. As of May 31, 2008, management expects to make additional contributions of approximately $9 million to the company’s pension plans outside the United States in fiscal year 2008.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 12. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months and nine months ended May 31, 2008, and May 31, 2007. Stock-based compensation cost capitalized in inventories was $3 million as of May 31, 2008.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2008	2007	2008	2007

Cost of Goods Sold	$2	$2	$6	$6
Selling, General and Administrative Expenses	16	13	46	38
Research and Development Expenses	5	4	12	10

Pre-Tax Stock-Based Compensation Expense	23	19	64	54
Income Tax Benefit	(8)	(7)	(23)	(19)

Net Stock-Based Compensation Expense	$15	$12	$41	$35

During the nine months ended May 31, 2008, Monsanto granted 2,487,310 stock options, 1,254 shares of restricted stock and 200,995 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). In addition, 15,042 shares of deferred stock and 1,183 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the nine months ended May 31, 2008, was $29.92 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $60 million as of May 31, 2008, and will be recognized as expense over a weighted-average period of 2.1 years.
The weighted-average grant-date fair value of restricted stock and restricted stock units granted during the nine months ended May 31, 2008, was $131.54 and $91.76, respectively, per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $2 million and $24 million, respectively, as of May 31, 2008, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units was 2.1 years as of May 31, 2008. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the nine months ended May 31, 2008, was $71.64 and $69.74, respectively, per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was less than $1 million as of May 31, 2008, and will be recognized as expense over a weighted-average period of 3 months.
NOTE 13. COMPREHENSIVE INCOME

Comprehensive income includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, gains and losses on the foreign currency hedge of the company’s net investment in a foreign subsidiary, net unrealized gains and losses on available-for-sale securities, and net derivative gains or losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2008	2007	2008	2007

Comprehensive Income	$854	$745	$2,747	$1,478

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The components of accumulated other comprehensive income (loss) are as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2008	2007

Accumulated Foreign Currency Translation Adjustments	$346	$(154)
Net Unrealized Loss on Investments, Net of Tax	(3)	—
Net Accumulated Derivative Gain (Loss), Net of Tax	25	(14)
Funded Status of Pension and Other Post Retirement Benefit Liabilities, Net of Tax	(194)	(209)

Accumulated Other Comprehensive Income (Loss)	$174	$(377)

NOTE 14. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and nine months ended May 31, 2008, and May 31, 2007, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Less than 0.1 million and approximately 0.1 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three months and nine months ended May 31, 2008, respectively. Approximately 0.2 million and 4.2 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three months and nine months ended May 31, 2007, respectively. Of those antidilutive options, less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the three months and nine months ended May 31, 2008, and May 31, 2007, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007

Weighted-Average Number of Common Shares	549.0	544.4	547.6	543.7
Dilutive Potential Common Shares	11.0	10.8	11.3	10.7

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Nine Months Ended May 31,
(Dollars in millions)	2008	2007

Interest	$65	$64
Taxes	522	335

In second quarter 2007, intangible assets and a liability in the amount of $15 million were recorded as a result of minimum payment provisions under a license agreement.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation and Indemnification: Monsanto is involved in various legal proceedings that arise in the ordinary course of its business, as well as proceedings that management has considered to be material under SEC regulations. These proceedings include proceedings to which Monsanto is a party in its own name as well as proceedings to which Pharmacia or Solutia is a party but that Monsanto manages and for which Monsanto is responsible. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Although the ultimate liabilities resulting from such proceedings may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity. Specific information with respect to these proceedings appears below and in Part II — Item 1 — Legal Proceedings of this report.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008, certain Korean veterans of the Vietnam War have filed suit in Seoul, South Korea, against The Dow Chemical Company and the former Monsanto Company. Three complaints filed in October 1999 are being handled collectively and involve approximately 16,800 plaintiffs. The plaintiffs allege that they were exposed to Agent Orange and that as a result they suffered injuries or their children suffered birth defects. In 2002, the Seoul District Court ruled in favor of the defendants and dismissed all claims on the basis of lack of causation and statutes of limitations. On Jan. 26, 2006, the Seoul High Court affirmed the denial of any recovery for approximately 10,000 plaintiffs, stating they had failed to show that any injuries they claimed were caused by exposure to the Agent Orange. In addition, for approximately 6,800 plaintiffs, the Seoul High Court reversed the decision of the Seoul District Court and awarded damages jointly against Dow Chemical and the former Monsanto Company in the amount of $58 million (subject to currency exchange rates), plus prejudgment interest in the amount of approximately $28 million (subject to currency exchange rates) and post judgment interest at the rate of 20 percent per annum. On Feb. 17, 2006, Dow Chemical and the former Monsanto Company filed a notice of appeal with the Korean Supreme Court, as did the plaintiffs. Management does not believe it is probable that Monsanto will incur this liability, and accordingly, has not recorded a charge for the judgment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1,041.67 South Korean won per dollar and will fluctuate with exchange rates in the future.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The court originally issued a scheduling order that set a deadline of June 2008 for parties to file dispositive motions. Trial is scheduled to begin Oct. 27, 2008. The trial judge modified the scheduling order and dispositive motions are now due in August 2008. The trial date is unchanged.
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

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Prior to Solutia’s emergence from bankruptcy, Monsanto assumed the management and defense of certain third-party tort litigation and funded some of Solutia’s environmental obligations. In December 2004, Monsanto determined that it was appropriate to establish a reserve for expenses related to third-party tort litigation and environmental liabilities based on the best estimates by Monsanto’s management with input from its legal and other outside advisors. Accordingly, a charge in the amount of $284 million was recorded in Monsanto’s first quarter fiscal 2005 results. As of May 31, 2008, $199 million was recorded in the Condensed Statements of Consolidated Financial Position for the remaining Solutia-related reserve and other non-Solutia environmental reserves ($49 million in miscellaneous short-term accruals and $150 million in the long-term portion of environmental and related litigation reserve). The amount reported in the long-term portion of environmental and related litigation reserve as of Aug. 31, 2007, includes $16 million of non-Solutia related environmental reserves that were previously classified as other liabilities. A portion of the charge was discounted, using a risk-free discount rate of 3.5 percent. The remaining portion of the charge was not subject to discounting because of uncertainties in the timing of cash outlay or was paid during first quarter of fiscal year 2005. In third quarter 2008, interest expense of $2 million was recognized for the accretion of the discounted amount. The following table provides a rollforward of the environmental liability since the initial charge recorded in fiscal 2005:
Rollforward of Liability:

(Dollars in millions)

Total Charge Recognized in First Quarter Fiscal Year 2005	$284

Payments	(49)
Accretion	4

Balance Aug. 31, 2005	$239
Payments	(34)
Accretion	5

Balance Aug. 31, 2006	$210
Payments	(33)
Accretion	3
Additional charge recognized in fiscal year 2007	2

Balance Aug. 31, 2007	$182
Payments	(19)
Accretion	2
Additional charge recognized in fiscal year 2008	5

Remaining Solutia-Related Reserve as of May 31, 2008	$170

Non-Solutia Environmental Reserve	$29

Total Environmental and Related Litigation Reserve as of May 31, 2008	$199

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
The liability as of Feb. 29, 2008, does not reflect any insurance reimbursements or any recoveries Monsanto might receive through actions that it is pursuing on Pharmacia’s behalf with regard to the Anniston, Alabama, Sauget, Illinois, and Lower Passaic River, New Jersey, sites. Receivables of $3 million were recorded as of May 31, 2008, in other assets, for the anticipated insurance reimbursement of a portion of Monsanto’s settlement payments for certain litigation related to Anniston, Alabama. Monsanto expects these receivables to be paid over three years, in quarterly installments, which began in March 2005. Monsanto has received net insurance proceeds of $156 million.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human contamination, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Akzo Nobel and the Flexsys group of defendants tendered their cases to Monsanto for indemnification and defense. Monsanto agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Oct. 1, 2007, 78 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. Except for the name of the plaintiff, each complaint is identical and each alleges personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. These cases are related to, and were filed in the same court as, the Allen action described above. Akzo Nobel and Flexsys America have tendered their defense of the case to Monsanto. Pursuant to preexisting agreements between the companies, Monsanto agreed to accept the tenders of defense in the matters.
Solutia-related Environmental Obligations: Included in the liability are amounts related to certain environmental liabilities, particularly expenses for environmental remediation of sites Solutia never owned or operated and sites beyond the property lines of Solutia’s current or former operations. The following describes the significant environmental matters reflected in the liability.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008, on Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (RPCD), pursuant to which Pharmacia and Solutia are obligated to perform PCB residential cleanup work and a remedial investigation/feasibility study of PCB contamination in Anniston, among other things. On March 25, 2004, Monsanto, acting on behalf of Pharmacia, entered into an arrangement with the EPA and Solutia to perform certain environmental obligations at the Anniston, Alabama, and Sauget, Illinois, sites under the RPCD and other orders where both Solutia and Pharmacia are named parties. Under the Plan, Solutia is now managing these matters. Monsanto, Solutia and the U.S. have agreed that the arrangement with EPA is moot and has been superseded by the Plan.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008, in May 2002, the EPA sent Monsanto and Solutia a “notice of potential liability and offer to negotiate for removal action” regarding dioxin in the Kanawha River in Putnam and Kanawha counties, West Virginia, which was premised on Pharmacia’s former operations at its Nitro, West Virginia, manufacturing facility. The EPA, Monsanto and Pharmacia have negotiated a consent order under which Monsanto is preparing an Engineering Evaluation/Cost Analysis Report, which will contain the results of Monsanto’s investigation of dioxin contamination in the Kanawha River, the sources of such contamination, an evaluation of removal options, and a recommended approach to removing or otherwise addressing the contaminated sediments.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008, Monsanto is performing various remedial activities at the IndustriPlex site in Woburn, Massachusetts. In January 2006, the EPA published a Record of Decision identifying additional remedial work it anticipates for the Aberjona River, which is downstream of the IndustriPlex site. On

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

behalf of Pharmacia, Monsanto entered into an agreement with the EPA, subject to court approval, under which Monsanto and another party will perform this work.
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
NOTE 17. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, vegetable and fruit seeds and all other crops seeds and traits. After the acquisition of DPL in 2007, Monsanto identified cotton seed and traits as an additional significant operating segment within the Seeds and Genomics segment. The Agricultural Productivity segment consists of the crop protection products, the animal agriculture business and lawn-and-garden herbicide products. Within the Agricultural Productivity segment, the significant operating segments are Roundup and other glyphosate-based products and all other agricultural products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Seeds and Genomics segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2008. Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

Net Sales(1)
Corn seed and traits	$975	$891	$3,189	$2,443
Soybean seed and traits	447	325	1,064	868
Cotton seed and traits	279	212	361	260
Vegetable and fruit seed	185	170	521	444
All other crops seeds and traits	161	114	293	207

Total Seeds and Genomics	$2,047	$1,712	$5,428	$4,222

ROUNDUP and other glyphosate-based herbicides	$1,168	$757	$3,158	$1,936
All other agricultural productivity products	373	373	880	832

Total Agricultural Productivity	$1,541	$1,130	$4,038	$2,768

Total	$3,588	$2,842	$9,466	$6,990

EBIT(2) (3)
Seeds and Genomics	$586	$557	$1,643	$1,302
Agricultural Productivity	502	242	1,488	423

Total	$1,088	$799	$3,131	$1,725

Depreciation and Amortization Expense (4)
Seeds and Genomics	$99	$74	$292	$250
Agricultural Productivity	43	55	131	136

Total	$142	$129	$423	$386

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Seeds and genomics EBIT includes income of $8 million and a loss of $5 million from discontinued operations for the three months and nine months ended May 31, 2007, respectively.

(4)	Seeds and Genomics depreciation and amortization expense includes $3 million and $8 million from discontinued operations for the three months and nine months ended May 31, 2007, respectively.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

EBIT(1)	$1,088	$799	$3,131	$1,725
Interest (Income) Expense — Net	(3)	1	(6)	7
Income Tax Provision(2)	280	228	941	515

Net Income	$811	$570	$2,196	$1,203

(1)	Includes the loss from operations of discontinued businesses and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on minority interest and the income tax provision (benefit) from discontinued operations.
NOTE 18. DISCONTINUED OPERATIONS

Divested Cotton Businesses: In conjunction with the DOJ consent decree received on May 31, 2007, Monsanto agreed to divest its U.S. Stoneville and NexGen Branded Cotton Seed businesses. Monsanto completed its acquisition of DPL as of June 1, 2007. The U.S. Stoneville and NexGen businesses were part of the Seeds and Genomics segment. Monsanto sold its Stoneville and NexGen cotton seed brands and related business assets on June 19, 2007, for $310 million and $7 million, respectively. Monsanto also divested certain cotton germplasm that was acquired from DPL’s cotton breeding program, as required by the consent decree. Monsanto has retained certain rights to this germplasm. The buyers of these assets are licensed to use our traits in their brands prospectively under a royalty bearing agreement. During the nine months ended May 31, 2007, Monsanto included a loss of $3 million net of taxes related to these businesses in discontinued operations.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 19. SUBSEQUENT EVENTS

In March 2008, Monsanto entered into a definitive agreement to acquire 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V. and a related company (De Ruiter). De Ruiter is a leading protected-culture vegetable seeds company based in the Netherlands with operations worldwide. The purchase price per the agreement is €546 million, which was reduced by net debt of approximately €53 million or $82 million, resulting in a cash purchase price to be paid at closing of €493 million or $769 million. Monsanto consummated the transaction with existing cash on June 13, 2008 after receiving approvals from the appropriate regulatory authorities.
In June 2008, Monsanto agreed to acquire Marmot, S.A., which operates Semillas Cristiani Burkard, a privately-held seed company headquartered in Guatemala City, Guatemala, for $135 million. Monsanto expects to consummate the transaction in fourth quarter 2008 with existing cash. The acquisition will build on Monsanto’s corn business leadership and enable it to offer farmers in Central America broader access to high-yielding corn seed varieties.
On June 17, 2008, the board of directors declared a quarterly dividend on its common shares of 24 cents per share. The dividend is payable on July 25, 2008, to shareowners of record on July 3, 2008.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008. Financial information for the first nine months of fiscal year 2008 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 17 — Segment Information — for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2008, and May 31, 2007.
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
Executive Summary
Consolidated Operating Results — Net sales increased $746 million in the three-month comparison and $2,476 million in the nine-month comparison. In third quarter 2008, net sales improved as a result of higher sales of ROUNDUP and other glyphosate-based herbicides globally, and increased sales in the United States of soybean seed and traits, corn seed and traits and cotton seed and traits. In the first nine months of 2008, net sales increased primarily as a result of increased sales of ROUNDUP and other glyphosate-based herbicides globally combined with higher sales of corn seed and traits globally, as well as increased sales in the United States of soybean seed and traits and cotton seed and traits. Net income in third quarter 2008 was $1.45 per share, compared with $1.03 per share in third quarter 2007. Net income in the first nine months of 2008 was $3.93 per share, compared with $2.17 per share in the prior-year comparable period.
We recorded an after-tax gain of $130 million ($210 million pretax), or $0.23 per share (Solutia-related gain), associated with the settlement of our claim on Feb. 28, 2008, in connection with Solutia’s emergence from bankruptcy. This Solutia-related gain affected our second quarter 2008 and first nine months of 2008 results. See Note 16 — Commitments and Contingencies — for further discussion.
Financial Condition, Liquidity, and Capital Resources — In the first nine months of 2008, net cash provided by operating activities was $1,325 million, compared with $89 million in the prior-year first nine months. This increase was primarily due to improved earnings and a more favorable change in accounts receivable in the nine-month comparison. The cash received related to our Solutia-related gain also contributed to this increase. Net cash required by investing activities was $650 million in the first nine months of 2008, compared with $410 million in the first nine months of 2007, primarily because of increased capital expenditures. As a result, free cash flow increased to $675 million in the first nine months of 2008, compared with a negative $321 million in the first nine months of 2007. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
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
We plan to improve and to grow our vegetable and fruit seed business. We are applying our molecular and marker-assisted breeding capabilities to our library of vegetable and fruit germplasm. Our purchase of the De Ruiter Seeds business, a leading protected-culture vegetable seeds company, will allow us to serve our vegetable and fruit seed customers through three

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

dedicated platforms: protected-culture, open field and regional vegetable seed businesses. Our purchase of DPL has expanded our cotton breeding operation. In the future, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plans.
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
RESULTS OF OPERATIONS

	Three Months Ended May 31,			Nine Months Ended May 31,
	2008	2007	Change	2008	2007	Change

Net Sales	$3,588	$2,842	26%	$9,466	$6,990	35%
Gross Profit	1,969	1,503	31%	5,253	3,633	45%
Operating Expenses:
Selling, general and administrative expenses	622	487	28%	1,617	1,299	24%
Research and development expenses	251	190	32%	672	554	21%
Acquired in-process research and development (see Note 3)	2	7	(71)%	3	7	(57)%

Total Operating Expenses	875	684	28%	2,292	1,860	23%

Income from Operations	1,094	819	34%	2,961	1,773	67%
Interest expense	31	29	7%	99	96	3%
Interest income	(34)	(28)	21%	(105)	(89)	18%
Solutia-related expense (income) (see Note 16)	—	4	NM	(187)	23	NM
Other (income) expense — net	(5)	8	NM	(2)	9	NM

Income from Continuing Operations Before Income Taxes and Minority Interest	1,102	806	37%	3,156	1,734	82%
Income tax provision	285	231	23%	947	521	82%
Minority interest expense	6	10	(40)%	13	7	86%

Income from Continuing Operations	811	565	44%	2,196	1,206	82%

Discontinued Operations (see Note 18):
Income (Loss) from operations of discontinued businesses	—	8	NM	—	(5)	NM
Income tax expense (benefit)	—	3	NM	—	(2)	NM

Income (Loss) on Discontinued Operations	—	5	NM	—	(3)	NM

Net Income	$811	$570	42%	$2,196	$1,203	83%

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.45	$1.02	42%	$3.93	$2.18	80%
Income (Loss) on discontinued operations	—	0.01	NM	—	(0.01)	NM

Net Income	$1.45	$1.03	41%	$3.93	$2.17	81%

NM = Not Meaningful

Effective Tax Rate (continuing operations)	26%	29%		30%	30%
Comparison as a Percent of Net Sales:
Gross profit	55%	53%		55%	52%
Selling, general and administrative expenses	17%	17%		17%	19%
Research and development expenses (excluding acquired IPR&D)	7%	7%		7%	8%
Total operating expenses	24%	24%		24%	27%
Income from continuing operations before income taxes and minority interest	31%	28%		33%	25%
Net income	23%	20%		23%	17%

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Third Quarter Fiscal Year 2008

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income:
Net sales increased 26 percent in third quarter 2008 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 20 percent and our Agricultural Productivity segment net sales increased 36 percent. The following table presents the percentage changes in third quarter 2008 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Third Quarter 2008 Percentage Change in Net Sales vs. Third Quarter 2007
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	4%	8%	2%	14%	6%	20%
Agricultural Productivity Segment	(2)%	31%	7%	36%	—	36%
Total Monsanto Company	1%	17%	4%	22%	4%	26%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2008 and 2007. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 31 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased 2 percentage points to 55 percent in third quarter 2008 driven by the increase in ROUNDUP and other glyphosate-based herbicides average net selling prices. Gross profit percentage in the Seeds and Genomics segment decreased 1 percentage point to 60 percent in third quarter 2008. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 9 percentage points to 49 percent in third quarter 2008. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 28 percent, or $191 million, in third quarter 2008 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 28 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States and Brazil, and R&D expenses increased 32 percent related to the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses and R&D expenses were 17 percent and 7 percent, respectively, in both three-month periods.
Interest income increased $6 million in the three-month comparison because of interest earned on higher average cash balances in the United States in third quarter 2008.
Other income — net was income of $5 million in third quarter 2008, compared with expense of $8 million in third quarter 2007. Net foreign-currency transaction gains increased $8 million to $4 million in the three-month comparison.
Income tax provision was $285 million in third quarter 2008, compared with $231 million in the prior-year quarter. The effective tax rate decreased 3 percentage points to 26 percent in the three-month comparison. Third quarter 2007 included a tax benefit of $34 million primarily as a result of the conclusion of an IRS audit for tax years 2003 and 2004, and to a lesser extent, favorable adjustments related to various state income tax matters. The effective tax rate for third quarter 2008 was affected by a tax benefit of $43 million for the reversal of our remaining net operating loss valuation allowance in Argentina and additional tax expense for a transfer pricing item. Without these adjustments, our effective rate for third quarter 2008 would have been even lower than the 2007 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

First Nine Months of Fiscal Year 2008
The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of fiscal years 2008 and 2007 income from continuing operations:
Net sales increased 35 percent in first nine months of 2008 from the same period a year ago. Our Seeds and Genomics segment net sales improved 29 percent and our Agricultural Productivity segment net sales improved 46 percent. The following table presents the percentage changes in first nine months of 2008 worldwide net sales by segment compared with net sales in the prior-year first nine months, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Nine Months of 2008 Percentage Change in Net Sales vs. First Nine Months of 2007
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	13%	8%	3%	24%	5%	29%
Agricultural Productivity Segment	8%	30%	8%	46%	—	46%
Total Monsanto Company	11%	17%	5%	33%	2%	35%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2008 and 2007. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 45 percent in the nine-month comparison. Gross profit percentage for the total company increased 3 percentage points to 55 percent in the first nine months of 2008 driven by the increase in ROUNDUP and other glyphosate-based herbicides average net selling prices. Gross profit percentage in the Seeds and Genomics segment decreased 1 percentage point to 62 percent in the first nine months of 2008. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 12 percentage points to 47 percent in the first nine months of 2008. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 23 percent, or $432 million, in the first nine months of 2008 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased 24 percent and R&D expenses increased 21 percent primarily because of the Seeds and Genomics business growth and acquisitions in the United States and Brazil and the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 2 percentage points to 17, and R&D expenses decreased 1 percentage point to 7 in the nine-month comparison.
Interest income increased $16 million in the nine-month comparison because of interest earned on higher average cash balances in the United States in the first nine months of 2008.
Solutia-related income was $187 million in first nine months of 2008 compared with Solutia-related expenses of $23 million in first nine months of 2007. This improvement was a result of our Solutia-related gain. See Note 16 — Commitments and Contingencies — for further discussion of this non-recurring gain.
Other income — net was income of $2 million in the first nine months of 2008, compared with expense of $9 million in the comparable nine-month period of 2007. Net foreign-currency transaction gains increased $13 million to $1 million in the nine-month comparison.
Income tax provision increased from $521 million in first nine months of 2007 to $947 million in first nine months of 2008. The effective tax rate was 30 percent in both periods and was impacted by the following items:
•	The effective tax rate for first nine months of 2008 was affected by our Solutia-related gain for which taxes were provided at a higher U.S.-based rate, a tax benefit of $43 million for the reversal of our remaining net operating loss valuation allowance in Argentina and additional tax expense for a transfer pricing item.

•	The first nine months of 2007 included several discrete tax adjustments resulting in a tax benefit of $64 million. The majority of this benefit is the result of audit settlements, including the conclusion of an IRS audit for tax years 2003

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

and 2004, an ex-U.S. audit and the resolution of various state income tax matters, and, to a lesser extent, a benefit related to the retroactive extension of the R&D tax credit that was enacted as part of the Tax Relief and Health Care Act of 2006 on Dec. 20, 2006.
Without these items, our effective tax rate for the first nine months of 2008 would have been even lower than the 2007 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.
SEEDS AND GENOMICS SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Net Sales
Corn seed and traits	$975	$891	9%	$3,189	$2,443	31%
Soybean seed and traits	447	325	38%	1,064	868	23%
Cotton seed and traits	279	212	32%	361	260	39%
Vegetable and fruit seed	185	170	9%	521	444	17%
All other crops seeds and traits	161	114	41%	293	207	42%

Total Net Sales	$2,047	$1,712	20%	$5,428	$4,222	29%

Gross Profit
Corn seed and traits	$565	$530	7%	$2,023	$1,543	31%
Soybean seed and traits	269	203	33%	649	581	12%
Cotton seed and traits	195	179	9%	252	222	14%
Vegetable and fruit seed	93	72	29%	270	210	29%
All other crops seeds and traits	97	62	56%	154	99	56%

Total Gross Profit	$1,219	$1,046	17%	$3,348	$2,655	26%

EBIT(1)	$586	$557	5%	$1,643	$1,302	26%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 17 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2008

Net sales of corn seed and traits increased 9 percent, or $84 million, in the three-month comparison primarily because of an increase in sales of U.S. corn seed and traits. In third quarter 2008, our U.S. corn seed and traits sales mix improved because of increased trait penetration, growth in stacked traits and stronger customer demand in 2008, compared with 2007. Net sales of corn seed and traits also improved in the Europe-Africa region in the three-month comparison because of the favorable foreign currency translation rate of the euro.
Net sales of soybean seed and traits increased 38 percent, or $122 million, in the third quarter of 2008, when compared to the third quarter of 2007, primarily because of an increase in sales volume of U.S. soybean seed and traits driven by stronger customer demand and an increase in soybean acres in the United States. Net sales of U.S. soybean seed and traits also increased because of higher average net selling prices.
Net sales of cotton seed and traits increased 32 percent, or $67 million, in the third quarter of 2008, when compared to the third quarter of 2007, primarily because of higher sales of U.S. cotton seed and traits because of revenues from DPL of $97 million which was not part of the company’s operations during this period last year. This increase in cotton seed and traits revenue was partially offset by the decrease in cotton trait sales volume resulting from less U.S. cotton acres in 2008 than in 2007.
All other crops seeds and traits net sales increased 41 percent, or $47 million, in third quarter 2008 primarily because of improved sales of U.S. sugarbeet traits and canola seed and traits in Canada. Sugarbeet trait volume increased because this product was launched in the United States during 2008. Sales volume of canola seed and traits improved because of an increase in canola acres in Canada.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Gross profit percentage for this segment decreased 1 percentage point in the quarter-over-quarter comparison to 60 percent. This decline was primarily driven by the decline in the gross profit percentage in cotton seed and traits. Cotton seed and traits gross profit percentage declined because of an increase in lower margin cotton seed sales volume as a percentage of total cotton seed and traits sales. Corn seed and traits gross profit percentage also declined as a result of the unfavorable impact of a commercial agreement consummated during the third quarter of 2008, which resolved certain disputes regarding our related corn trait licensing fees.
EBIT for the Seeds and Genomics segment increased $29 million to $586 million in third quarter 2008. The sales increases discussed in this section resulted in $173 million higher gross profit in third quarter 2008. In the three-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.
Seeds and Genomics Financial Performance — First Nine Months of Fiscal Year 2008

Net sales of corn seed and traits increased 31 percent, or $746 million, in the first nine months of 2008, when compared to the prior year first nine months, primarily because of increased sales of U.S. corn seed and traits. In the first nine months of 2008, our U.S. corn seed and traits sales mix and sales volume improved because of increased trait penetration, growth in stacked traits and stronger customer demand in 2008, compared with 2007. Net sales of corn seed and traits also improved because of growth in corn seed sales volume in Brazil, Mexico, Argentina and the Asia Pacific region related to stronger customer demand. Net sales of corn seed in Brazil also improved because of revenues from a recently acquired subsidiary which was not part of the company’s operations during this period last year. Further, net sales of corn seed and traits increased in the Europe-Africa region in the nine-month comparison because of higher average selling prices and the favorable foreign currency translation rate of the euro.
Net sales of soybean seed and traits increased 23 percent, or $196 million, in the first nine months of 2008, when compared to the prior year first nine months, primarily because of an increase in sales volume of U.S. soybean seed and traits driven by stronger customer demand and an increase in soybean acres in the United States. Also, U.S. soybean seed and traits revenues increased because of higher average net selling prices. Further, net sales of soybean traits increased in Brazil because of higher average net selling prices.
Net sales of cotton seed and traits increased 39 percent, or $101 million, in the first nine months of 2008, when compared to the first nine months of 2007, primarily because of higher sales of U.S. cotton seed and traits because of revenues from DPL of $140 million which was not part of the company’s operations during this period last year. This increase in cotton seed and traits revenue was partially offset by the decrease in cotton trait sales volume resulting from less U.S. cotton acres in 2008 than in 2007.
In the first nine months of 2008, vegetable and fruit seed net sales increased 17 percent, or $77 million, in the nine-month comparison primarily because of the favorable foreign currency translation rate of the euro.
All other crops seeds and traits net sales increased 42 percent, or $86 million, in the first nine months of 2008, primarily because of improved sales of canola seed and traits, sugarbeet traits, sunflower seeds and sorghum seeds. Sales volume of canola seed and traits improved because of an increase in canola acres in Canada. Sugarbeet trait volume increased because this product was launched in the United States during 2008. Other crops seeds and traits net sales increased because of favorable foreign currency translation rates, higher prices and improved volumes.
Gross profit percentage for this segment decreased 1 percentage point in the period-over-period comparison to 62 percent. This decline was primarily driven by the decline in the gross profit percentage in soybean seed and traits and cotton seed and traits. Soybean seed and traits gross profit percentage decreased in the first nine months of 2008 because of the unfavorable impact of higher soybean commodity prices on our cost of production. Cotton seed and traits gross profit percentage declined because of an increase in lower margin cotton seed sales volume as a percentage of total cotton seed and traits sales.
EBIT for the Seeds and Genomics segment increased $341 million to $1,643 million in the first nine months of 2008. The sales increases discussed in this section resulted in $693 million higher gross profit in the first nine months of 2008. In the nine-month comparison, increased SG&A and R&D expenses related to the growth in the business and the increase in the investment in R&D partially offset the gross profit improvement.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in Millions)	2008	2007	Change	2008	2007	Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$1,168	$757	54%	$3,158	$1,936	63%
All other agricultural productivity products	373	373	—	880	832	6%

Total Net Sales	$1,541	$1,130	36%	$4,038	$2,768	46%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$594	$286	108%	$1,559	$635	146%
All other agricultural productivity products	156	171	(9)%	346	343	1%

Total Gross Profit	$750	$457	64%	$1,905	$978	95%

EBIT(1)	$502	$242	107%	$1,488	$423	252%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 17 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2008

Net sales of ROUNDUP and other glyphosate-based herbicides increased 54 percent, or $411 million, in the three-month comparison. In third quarter 2008, net sales of ROUNDUP and other glyphosate-based herbicides increased globally, especially in Europe, the United States, Asia, Argentina, Brazil and Canada. The average net selling price increased in all regions. Sales volumes of ROUNDUP and other glyphosate-based herbicides decreased 7 percent in third quarter 2008 from third quarter 2007.
Net sales of ROUNDUP and other glyphosate-based herbicides increased globally because of higher average net selling prices. Further, net sales of ROUNDUP and other glyphosate-based herbicides increased in Europe and Brazil in the three-month comparison because of the favorable foreign currency translation rate of the euro and the real, respectively.
The net sales increases discussed throughout this section resulted in $293 million higher gross profit in third quarter 2008. Gross profit as a percent of sales for the Agricultural Productivity segment increased 9 percentage points to 49 percent in third quarter 2008 because of higher average selling prices for ROUNDUP and other glyphosate-based herbicides.
EBIT for the Agricultural Productivity segment increased $260 million to $502 million in third quarter 2008 because of the increased gross profit discussed in this section.
Agricultural Productivity Financial Performance — First Nine Months of Fiscal Year 2008

Net sales of ROUNDUP and other glyphosate-based herbicides increased 63 percent, or $1,222 million, in the nine-month comparison. In the first nine months of 2008, net sales of ROUNDUP and other glyphosate-based herbicides increased globally, especially in the United States, Europe, Brazil, Argentina, Asia and Canada. The average net selling price increased in all regions. Net sales of ROUNDUP and other glyphosate-based herbicides increased in Europe and Brazil in the nine-month comparison because of the favorable foreign currency translation rate of the euro and the real, respectively. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 8 percent in the first nine months of 2008 from the first nine months of 2007.
Gross profit percentage for the Agricultural Productivity segment increased 12 percentage points to 47 percent in the first nine months of 2008. This improvement was primarily because of an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides in the first nine months of 2008, when compared to the first nine months of 2007.
Gross profit increased $927 million because of higher sales of ROUNDUP and other glyphosate-based herbicides in the first nine months of 2008. EBIT for the Agricultural Productivity segment increased $1,065 million to $1,488 million in the first nine months of 2008. Contributing to this increase was our Solutia-related gain recorded in second quarter 2008. See further discussion at Note 16 — Commitments and Contingencies.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

			As of
	As of May 31,		Aug. 31,
(Dollars in millions, except current ratio)	2008	2007	2007

Cash and cash equivalents	$1,714	$994	$866
Trade receivables — net	3,258	3,414	1,499
Inventories	2,206	1,664	1,719
Other current assets(1)	949	937	1,000

Total Current Assets	$8,127	$7,009	$5,084

Short-term debt	$10	$561	$270
Accounts payable	788	493	649
Accrued liabilities(2)	2,490	2,067	2,156

Total Current Liabilities	$3,288	$3,121	$3,075

Working Capital(3)	$4,839	$3,888	$2,009
Current Ratio(3)	2.47:1	2.25:1	1.65:1

(1)	Includes miscellaneous receivables, current deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
May 31, 2008, compared with Aug. 31, 2007: Working capital increased $2,830 million between Aug. 31, 2007, and May 31, 2008, because of the favorable effect of foreign currency translation combined with the following factors:
•	Cash and cash equivalents increased $848 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Trade receivables — net increased $1,759 million in the first nine months of 2008 primarily because of the seasonality of our sales and collections excluding customer prepayments, which were classified as accrued liabilities as of May 31, 2008.

•	Inventories increased $487 million between the respective periods primarily because of increased corn production to support our market share growth in our global corn business and the impact of seasonality on our soybean seed business resulting in a higher inventory balance as of May 31, 2008. Further, our chemistry inventories increased because of cost increases in certain raw materials required for herbicide production.

•	Short-term debt decreased $260 million primarily because $238 million 4% Senior Notes due on May 15, 2008, were classified as short-term debt as of Aug. 31, 2007. See the “Capital Resources and Liquidity” section of the MD&A for further discussion of the retirement of the 4% Senior Notes.
These increases to working capital between Aug. 31, 2007, and May 31, 2008, were offset primarily by the following factors:
•	Accrued liabilities and accounts payable increased $334 million and $139 million, respectively, primarily because of higher activity levels in 2008 resulting from the increase in sales and the 2007 acquisitions. Our unrealized losses on foreign currency hedges also contributed to the increase in accrued liabilities.
May 31, 2008, compared with May 31, 2007: Working capital increased $951 million between May 31, 2007, and May 31, 2008. The following factors combined with the favorable effect of foreign currency translation increased working capital as of May 31, 2008, compared with May 31, 2007:
•	Cash and cash equivalents increased $720 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, for further details of this increase.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

•	Inventories increased $542 million primarily because of increased corn production to support our market share growth in our global corn business and the impact of higher commodity prices on our soybean seed business resulting in a higher inventory balance as of May 31, 2008. Further, our chemistry inventories increased because of cost increases in certain raw materials required for herbicide production.

•	Short-term debt decreased $551 million primarily because of the commercial paper borrowings used to fund our operations as of May 31, 2007. There were no commercial paper borrowings as of May 31, 2008. Further, short term debt decreased because $238 million of 4% Senior Notes due on May 15, 2008, were classified as short-term debt as of May 31, 2007. See the “Capital Resources and Liquidity” section of the MD&A for further discussion of the retirement of the 4% Senior Notes.
These working capital increases were partially offset primarily by the following factors:
•	Accrued liabilities and accounts payable increased $423 million and $295 million, respectively, primarily because of higher activity levels in 2008 resulting from the increase in sales and the 2007 acquisitions. In addition, deferred revenue increased related to certain customer prepayments, primarily in the United States. Our unrealized losses on foreign currency hedges also contributed to the increase in accrued liabilities.
Customer Financing Programs: We refer certain of our interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. We established this revolving financing program of up to $250 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $250 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. Proceeds from customer loans sold through the financing program totaled $3 million and $6 million for the first nine months of fiscal years 2008 and 2007, respectively. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
As of May 31, 2008, and Aug. 31, 2007, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $3 million and $301 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of May 31, 2008, and Aug. 31, 2007, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
We entered into an agreement with a lender to establish a program that originally provided financing of up to $40 million for selected customers in Brazil. The agreement qualified for sales treatment under SFAS 140. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $172 million under subsequent amendments. We received $107 million and $83 million of proceeds through these customer financing programs in the first nine months of 2008 and the first nine months of 2007, respectively. The amount of loans outstanding was $68 million and $86 million as of May 31, 2008, and Aug. 31, 2007, respectively. The maximum potential amount of future payments under the guarantees was $68 million as of May 31, 2008. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $5 million and $3 million as of May 31, 2008, and Aug. 31, 2007, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
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

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Cash Flows. We received $70 million and $81 million of proceeds through these customer financing programs in the first nine months of 2008 and 2007, respectively. The amount of loans outstanding was $66 million as of May 31, 2008, and Aug. 31, 2007. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $66 million as of May 31, 2008. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $4 million and $2 million as of May 31, 2008, and Aug. 31, 2007, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $19 million for the first nine months of 2008 and 2007. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of May 31, 2008, and Aug. 31, 2007. The maximum potential amount of future payments under the recourse provisions of the agreements was $16 million as of May 31, 2008. The outstanding balance of the receivables sold was $16 million and $28 million as of May 31, 2008, and Aug. 31, 2007, respectively.
Cash Flow

	Nine Months Ended May 31,
(Dollars in millions)	2008	2007

Net Cash Provided by Operating Activities	$1,325	$89
Net Cash Required by Investing Activities	(650)	(410)

Free Cash Flow(1)	675	(321)

Net Cash Provided (Required) by Financing Activities	93	(204)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	80	59

Net Increase (Decrease) in Cash and Cash Equivalents	848	(466)
Cash and Cash Equivalents at Beginning of Period	866	1,460

Cash and Cash Equivalents at End of Period	$1,714	$994

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $1,325 million in the first nine months of 2008 compared with $89 million in the first nine months of 2007. This increase was driven by higher earnings and an increase in cash provided by the change in accounts receivable. The cash received related to our Solutia-related gain also contributed to this increase. See Note 16 — Commitments and Contingencies — for further discussion of this Solutia-related gain.
Cash required by investing activities increased $240 million in the period-over-period comparison. This increase is primarily because our capital expenditures increased $233 million in the nine-month comparison to $530 million. The increase in capital expenditures is primarily because of the expansion of corn seed production facilities. In addition, we used cash of $78 million in the first nine months of 2008 for the purchase of long-term equity securities. There were no purchases of long-term equity securities in the first nine months of 2007.
Cash provided by financing activities was $93 million in the first nine months of 2008 compared with cash required by financing activities of $204 million in the first nine months of 2007. The net change in short-term financing was a use of cash of $37 million compared with a source of cash of $257 million in the first nine months of 2008 and 2007, respectively. The net change in long-term financing was a source of cash of $310 million in the first nine months of 2008 compared with a use of cash of $273 million.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Capital Resources and Liquidity

			As of
	As of May 31,		Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2008	2007	2007

Short-Term Debt	$10	$561	$270
Long-Term Debt	1,703	1,150	1,150
Total Shareowners’ Equity	10,211	7,930	7,503
Debt-to-Capital Ratio	14%	18%	16%

Total debt outstanding increased $293 million between Aug. 31, 2007, and May 31, 2008, primarily because we issued $550 million of long-term debt and repaid $238 million of short-term debt in third quarter 2008 as discussed in Note 10 — Debt and Other Credit Arrangements. The net proceeds were used to finance to the expansion of corn seed production facilities.
As discussed in Note 16 — Commitments and Contingencies — under the subheading “Matters related to Solutia, Inc.,” Solutia emerged from bankruptcy protection on Feb. 28, 2008, and we received $163 million in cash from our Solutia-related gain.
Dividend: In June 2008, we declared a quarterly dividend of 24 cents per common share payable on July 25, 2008, to shareowners of record as of July 3, 2008.
Capital Expenditures: We expect 2008 capital expenditures to be in the range of $950 million compared with $509 million in 2007. The largest drivers of this increase are expected to be projects to expand corn seed production facilities and a debottlenecking project at our U.S. ROUNDUP production facility.
Recently Announced Acquisitions: In March 2008, we entered into a definitive agreement to acquire 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V. and a related company (De Ruiter). De Ruiter is a leading protected-culture vegetable seeds company based in the Netherlands with operations worldwide. The purchase price per the agreement was €546 million, which was reduced by net debt of approximately €53 million or $82 million, resulting in a cash purchase price paid at closing of €493 million or $769 million. We consummated the transaction with existing cash on June 13, 2008, after receiving approvals from the appropriate regulatory authorities.
In June 2008, we agreed to acquire Marmot, S.A., which operates Semillas Cristiani Burkard, a privately-held seed company headquartered in Guatemala City, Guatemala, for $135 million. The acquisition will build on our corn business leadership and enable us to offer farmers in Central America broader access to high-yielding corn seed varieties. We expect to consummate the transaction in fourth quarter 2008 with existing cash.
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
2007 Acquisitions: On June 1, 2007, we completed the purchase of all the outstanding stock of DPL for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired and debt assumed), inclusive of transaction costs of $37 million. During 2007, our ASI subsidiary acquired 10 regional U.S. seed companies in separate transactions for an aggregate purchase price of $87 million (net of cash acquired), inclusive of transaction costs of $3 million. In conjunction with one of these acquisitions, we entered into a five-year global technology license agreement. Also during 2007, we acquired two European vegetable and fruit seed businesses for $61 million, inclusive of transaction costs of $10 million. Additional contingent purchase price may be payable in the future if certain earnings targets are met. Such amounts are not expected to be material.
2008 Contractual Obligation: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report of Form 10-K for the year ended Aug. 31, 2007, except for a change related to the adoption of Financial Accounting Standards Board (FASB) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 , (FIN 48). The anticipated contractual obligations for unrecognized tax benefits

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

under FIN 48 which would require cash settlements were $230 million as of May 31, 2008. Because there is a high degree of uncertainty regarding the timing of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods. The anticipated contractual obligations for unrecognized tax benefits increased $73 million since the date of adoption, primarily as a result of the tax consequences of our Solutia-related gain. See Note 16 — Commitments and Contingencies — for further discussion of this gain.
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
OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. In the Agricultural Productivity segment, our glyphosate business is growing through increases in our average net selling prices, and our selective chemistry business is expected to decline. As a result, we are striving to expand our seeds and traits business and working to maintain our position in our chemistry business.
We believe that our company is positioned to sustain earnings growth and strong cash flow, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments. In 2009, we also expect to see increased gross profit as our higher-margin seeds and traits business grows and our ROUNDUP average net selling prices improve.
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
We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable and fruit portfolio will focus on 25 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable and fruit seed germplasm, and we expect that to lead to growth in that business. We also plan to continue making strategic acquisitions by our seed businesses to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics in the near term. We believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.
Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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
Regulatory approvals have been obtained in the United States, Canada, and various importing countries for ROUNDUP READY 2 YIELD soybeans, our second-generation glyphosate-tolerant soybean product that is expected to have a limited launch in 2009. In addition, regulatory submissions and reviews for ROUNDUP READY 2 YIELD are proceeding in other key soybean-importing countries. Significant progress has also been made for our second generation stacked Bt corn product, YIELDGARD VT TRIPLE PRO. The U.S. Environmental Protection Agency granted registration for YIELDGARD VT TRIPLE PRO with a reduced corn borer refuge requirement for the dual Bt gene-containing product to 20 percent in the southern cotton growing areas from the current 50 percent requirement for single Bt gene corn borer products. In addition, we have submitted an amendment to the EPA for YIELDGARD VT TRIPLE PRO requesting a refuge reduction from 20 percent to 5 percent in the Corn Belt for corn borers. In Canada YIELDGARD VT PRO was granted food, feed, and environmental release approval from Health Canada and the Canadian Food Inspection Agency (CFIA), respectively. The CFIA was the first agency to grant commercialization approval for YIELDGARD VT PRO with a reduced 5 percent refuge requirement for corn borers. Regulatory submissions have also been initiated for SMARTSTAX corn including a request to the EPA for a 5 percent refuge in the Corn Belt for this dual Bt gene product which will control above and below ground pests and is anticipated to launch in the United States in 2010. Global cultivation opportunities were expanded for corn, with Argentina and South Africa’s regulatory approvals for YIELDGARD Corn Borer stacked with ROUNDUP READY Corn 2 in 2007, and with Brazil’s recent approval for YIELDGARD Corn Borer. YIELDGARD Corn Borer is our first biotech corn product to be commercialized in Brazil.
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
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies including us to overturn the French government’s

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no sales and planting of this product in France during the forthcoming growing season. The legality of the suspension will be decided after a full hearing before the court later this year.
Agricultural Productivity
We believe our ROUNDUP herbicide business will continue to generate a sustainable source of cash and gross profit. Pricing of generic formulations of glyphosate herbicides has increased during 2008. The generic and private-label pricing can be somewhat unstable during the short-term, but we believe both the short- and long-term trends will be favorable relative to the previous three year period. We have experienced increased demand in recent years, and we are implementing strategies to meet the future demands for ROUNDUP, as well as for our glyphosate supply business. To sustain the cash and income generation of our ROUNDUP business, we will continue to actively manage our inventory and other costs and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to maintain premium prices commensurate with our brands’ value. Further expansion of crops with our ROUNDUP READY traits may also incrementally increase sales of our ROUNDUP products.
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
We expect that our lawn-and-garden herbicide products will remain a strong cash generator and support our ROUNDUP brand equity in the marketplace. However, we anticipate continued competition from generic and private-label products and, as a result, sales price pressures from major retailers.
Our contract with Sandoz GmbH, which manufactured the active ingredient and the finished dose formulation for POSILAC has been terminated with production ending in May 2008. We have planned for this contract termination and have a secure supply and sufficient capacity at our FDA approved facility in Augusta, Georgia. We believe some processor requests for milk produced by cows not supplemented with rbST will limit our future sales.
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

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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
NEW ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate the adoption of SFAS 162 will have an effect on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. Accordingly, we will adopt SFAS 161 in second quarter 2009. We are currently evaluating the impact of SFAS 161 on the consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The IPR&D is evaluated for impairment and if no alternative future use exists, the asset is expensed. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, we will adopt SFAS 141R in fiscal year 2010. We are currenty evaluating the impact of SFAS 141R on the consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

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
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of May 31, 2008 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
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
The following discussion provides new and updated information regarding certain proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2007, and Feb. 29, 2008.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Patent and Commercial Proceedings
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and on Form 10-Q for the quarterly period ended Feb. 29, 2008, on Dec. 4, 2000, we filed suit in the U.S. District Court for the Eastern District of Missouri for a declaratory judgment against Bayer CropScience AG, a subsidiary of Bayer AG, and its affiliates that four patents that involve claims to truncated Bt technology were invalid and not infringed by the MON810 corn product contained in YIELDGARD corn. Bayer CropScience counterclaimed to request royalties for prior sales of YIELDGARD corn and injunctive relief but later dismissed with prejudice its claims on three of the four patents in dispute and agreed not to sue us, our affiliates or our sublicensees under those patents for any of our current commercial products. On Nov. 22, 2005, a jury returned a verdict in our favor and determined that MON810 did not infringe the remaining patent at issue and that the patent was invalid. On Aug. 28, 2006, the Court entered an order also invalidating the patents on the basis of inequitable conduct. On Jan. 25, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the district court that Bayer CropScience’s patents were invalid on the basis of inequitable conduct. On May 14, 2008, the Federal Circuit affirmed a judgment awarding Monsanto its attorney fees and costs of appeal.
On May 23, 2008, we announced a global business agreement with Syngenta AG (Syngenta) that establishes business arrangements including commercial licensing agreements and the dismissal of all patent, antitrust and commercial litigation between the companies, including the following matters:
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and on Form 10-Q for the quarterly period ended Feb. 29, 2008, on May 10, 2004, we filed suit against Syngenta Seeds in the Circuit Court of St. Louis County, Missouri, for a declaratory judgment seeking a determination that, under its license from us, Syngenta Seeds is limited to commercializing its ROUNDUP READY soybeans under one product brand. On Feb. 8, 2006, after a bench trial, the Court ruled in our favor and permanently enjoined Syngenta from using any brand other than the NK® brand in the production, marketing, advertising, or sale of our ROUNDUP READY soybean technology. On June 12, 2007, the Missouri Court of Appeals reversed the judgment of the trial court and remanded for a new trial.

•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on May 12, 2004, we filed suit against Syngenta Seeds and Syngenta Biotechnology, Inc. in the U.S. District Court for the District of Delaware (the Shah case). On July 27, 2004, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Northern District of Illinois (the Lundquist case). The suits alleged infringement of our patents involving glyphosate-tolerant crops and fertile transgenic corn and seek injunctions against the sale of GA21 corn by Syngenta and its affiliates and damages for willful infringement of our patents. On May 19, 2005, the U.S. District Court for the Northern District of Illinois transferred the Lundquist case to the U.S. District Court for the District of Delaware. It was then consolidated for discovery and trial with the Shah case. The District Court granted summary judgment in favor of Syngenta on May 11, 2006, ruling that the Shah patent was invalid and Syngenta did not infringe the Lundquist patents. On June 8, 2006, we appealed the Court’s decision to the U.S. Court of Appeals for the Federal Circuit. On Oct. 4. 2007, the Federal Circuit affirmed the decision of the District Court.

•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and on Form 10-Q for the quarterly period ended Nov. 30, 2007, on July 28, 2004, Syngenta filed suit against us in the U.S. District Court for the District of Delaware, alleging that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed (the Antitrust Action). Syngenta sought $57 million in supposed actual damages and requested treble damages, attorneys’ fees and injunctive relief. In July 2005, we filed counterclaims against Syngenta, Syngenta Seeds, and affiliated companies for misappropriation of property and false advertising.

•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and on Form 10-Q for the quarterly period ended Nov. 30, 2007, on Sept. 21, 2004, Golden Harvest Seeds, Inc., a subsidiary of Syngenta, filed suit against us in the Circuit Court of St. Louis County, Missouri, seeking a declaration with respect to its right to sell-off certain corn products after the termination of its various corn trait licenses with us. We counterclaimed for unjust enrichment and breach of the agreements and seek recovery of damages and injunctive relief.

•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on Aug. 7, 2006, acting on a long pending jury advisory verdict, the U.S. District Court for the Middle District of North Carolina ruled that scientists of Rhône Poulenc Agrochimie S.A. were entitled to be named as co-inventors of U.S. Patent No. 6,040,497 but were not entitled to be named as co-inventors of U.S. Patent No. 5,554,798 (the ‘798 Patent). The ‘798 Patent covers

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

glyphosate-tolerant crops and fertile transgenic corn and was assigned to DEKALB. On Aug. 9, 2006, DEKALB filed suit against Syngenta Seeds and Syngenta Biotechnology in the U.S. District Court for the Eastern District of Missouri. The suit alleged infringement of the ‘798 Patent by the making and selling of GA21 corn.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, on July 26, 2005, and on Form 10-Q for the quarterly period ended Feb. 29, 2008, American Seed Company (which is unrelated to Monsanto or its ASI subsidiary) filed a purported class action suit against us in the U.S. District Court for the District of Delaware, supposedly on behalf of direct purchasers of corn seed containing our transgenic traits. American Seed essentially alleges that we have monopolized or attempted to monopolize markets for glyphosate-tolerant corn seed, European corn borer-protected corn seed and foundation corn seed. Plaintiffs seek an unspecified amount of damages and injunctive relief. On Nov. 13, 2006, the trial court denied plaintiffs’ motion for class certification. On April 1, 2008, the U. S. Court of Appeals for the Third Circuit affirmed the trial court’s decision denying class certification. On May 12, 2008, the Third Circuit denied plaintiff’s motion for rehearing en banc.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer Hi-Bred International, Inc. and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by allegedly fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, which has been dismissed. On May 27, 2008 the Court entered a Scheduling Order setting dates for class related discovery and requiring the plaintiffs to file their motion for class certification by April 30, 2009. No date is set for the class certification hearing.
Two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all farmers who purchased our Roundup brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes, and seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware. On July 18, 2007, the court ruled that any such suit had to be filed in federal or state court in Missouri and granted our motion to dismiss the two original cases. On Aug. 8, 2007, plaintiffs in the remaining three cases voluntarily dismissed their complaints, which have not been re-filed. On Aug. 10, 2007, the same set of counsel filed a parallel action in federal court in San Antonio, Texas, on behalf of a retailer of glyphosate named Texas Grain. Plaintiffs seek to certify a national class of all entities that purchased glyphosate directly from us since August 2003. The Court has set a hearing to determine if the case should proceed as a class action for Feb. 11, 2009.
Agent Orange Proceedings
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and on Form 10-Q for the quarterly period ended Feb. 29, 2008, various manufacturers of herbicides used by the U.S. armed services during the Vietnam War, including the former Monsanto Company, have been parties to lawsuits filed on behalf of veterans and others alleging injury from exposure to the herbicides. In re Agent Orange Product Liability Litigation, MDL 381 (MDL), a multidistrict litigation proceeding established in 1977 to coordinate Agent Orange-related litigation in the United States, was settled in 1984, concluding all class action litigation filed on behalf of U.S. and certain other groups of plaintiffs. After the U.S. Supreme Court allowed new claims to proceed notwithstanding the settlement, this litigation was sent back to Judge Weinstein of the U.S. District Court for the Eastern District of New York, who originally presided over the MDL. After a hearing during the week of Feb. 28, 2005, the District Court granted the motions for summary judgment filed by Monsanto and other defendants in all pending cases arising out of claims from U.S. veterans on the basis of the government contractor defense. On Feb. 22, 2008, U.S. Court of Appeals for the Second Circuit affirmed the judgment of the district court and on May 7, 2008 the Court denied plaintiffs’ motion for rehearing.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and on Form 10-Q for the quarterly period ended Feb. 29, 2008, a purported class action suit, styled VAVAO, et al. v. The Dow Chemical Company, et al., was filed in the U.S. District Court for the Eastern District of New York by the Vietnam Association of Victims of Agent Orange (VAVAO) alleging that the manufacturers of Agent Orange conspired with the U.S. government to commit war crimes and crimes against humanity in connection with the spraying of Agent Orange. This case was also assigned to Judge Weinstein. On March 10, 2005, the District Court granted the motions to dismiss and for summary judgment filed by

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

Monsanto and other defendants in this case. On Feb. 22, 2008, U.S. Court of Appeals for the Second Circuit affirmed the judgment of the district court and on May 7, 2008, the Court denied plaintiffs’ motion for rehearing.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and on Form 10-Q for the quarterly period ended Feb. 29, 2008, in a purported class action suit styled Dobbie, et al. v. The Attorney General of Canada, pending in the Federal Court of Canada in Ottawa, Canada, individuals who either served at or live by a Canadian Forces Base in Gagetown, New Brunswick, brought an action against the Canadian government for injuries supposedly suffered as the result of exposure to a variety of chemicals used by it during the course of a 30-year program to control weeds and vegetation at the facility. After Dow Chemical and Monsanto were joined as third-parties to the federal action, the Court on June 10, 2008 discontinued the action for lack of jurisdiction. Purported class action lawsuits have been filed by plaintiffs against the Canadian government in eight provinces, with Monsanto and Dow being joined as third-party defendants in the Newfoundland and New Brunswick actions. Those third-party actions by the Canadian government join Dow and us as manufacturers of Agent Orange and seek contribution and indemnification for any injuries plaintiffs may have suffered as the result of the spraying of Agent Orange and other chemicals in 1966 and 1967. On Aug. 1, 2007, the trial court in the case pending in Newfoundland certified a class of all individuals who were at CFB Gagetown between 1956 and the present and who claim they were exposed to dangerous levels of dioxin or HCB while on the base. On Sept. 18, 2007, the Newfoundland Court of Appeal granted the application of the Canadian government, Dow, and Monsanto for leave to appeal the trial court’s class certification decision.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the front of this Report on Form 10-Q and Part I — Item 1A — Risk Factors — of our Report on Form 10-K for the fiscal year ended Aug. 31, 2007, and Part II — Item 1A — Risk Factors of our Report on Form 10-Q for the quarter ended Feb. 29, 2008, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2008 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of	(d) Approximate Dollar
				Shares Purchased as	Value of Shares that May
				Part of Publicly	Yet Be Purchased
	(a) Total Number of		(b) Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share(1)	Programs	Programs

March 2008:
Mar. 1, 2008, through Mar. 31, 2008	109,183		$ 109.24	109,183	$ 358,740,073
April 2008:
Apr. 1, 2008, through Apr. 30, 2008	6,924	(2)	$ 112.14	5,226	$ 1,158,167,002
May 2008:
May 1, 2008, through May 31, 2008	102,763		$ 121.64	102,763	$ 1,145,666,938

Total	218,870		$ 115.15	217,172	$ 1,145,666,938

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Includes 1,698 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. On April 16, 2008, the board of directors authorized a new share repurchase program of up to $800 million of the company’s common stock over a three-year period. This repurchase program will commence at the time the company’s current share repurchase program is completed or Oct. 25, 2009, whichever is earlier. The plan expires on April 16, 2011. There were no other publicly announced plans outstanding as of May 31, 2008.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: June 27, 2008

MONSANTO COMPANY	THIRD QUARTER 2008 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Sale and Purchase Agreement, dated March 31, 2008, by and between Monsanto Company and Delhi B.V. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed April 1, 2008, File No. 1-16167)

3	Monsanto Company Bylaws, as amended effective June 18, 2008 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed June 24, 2008, File No. 1-16167).

4	Monsanto Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of the company and its subsidiaries on a consolidated basis.

10	Second Amendment, dated June 18, 2008, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007.†

11	Omitted — see Note 14 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

†	Represents management contract or compensatory plan or arrangement.