Form 10-Q
period 2008-11-30
MONSANTO CO /NEW/
filed 2009-01-08
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 547,318,870 shares of Common Stock, $0.01 par value, outstanding as of Jan. 5, 2009.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
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

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

EX-12
EX-31.1
EX-31.2
EX-32

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2008, and Nov. 30, 2007, the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2008, and Aug. 31, 2008, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2008, and Nov. 30, 2007, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2008	2007

Net Sales	$2,649	$2,049
Cost of goods sold	1,099	1,010

Gross Profit	1,550	1,039
Operating Expenses:
Selling, general and administrative expenses	550	456
Research and development expenses	252	199
Acquired in-process research and development	—	1

Total Operating Expenses	802	656
Income from Operations	748	383
Interest expense	23	34
Interest income	(25)	(32)
Solutia-related expenses	—	17
Other expense, net	26	2

Income from Continuing Operations Before Income Taxes and Minority Interest	724	362
Income tax provision	176	105
Minority interest expense	2	7

Income from Continuing Operations	$546	$250

Discontinued Operations:
Income from operations of discontinued businesses	18	8
Income tax provision	8	2

Income on Discontinued Operations	10	6

Net Income	$556	$256

Basic Earnings per Share:
Income from continuing operations	$1.00	$0.46
Income on discontinued operations	0.01	0.01

Net Income	$1.01	$0.47

Diluted Earnings per Share:
Income from continuing operations	$0.98	$0.45
Income on discontinued operations	0.02	0.01

Net Income	$1.00	$0.46

Weighted Average Shares Outstanding:
Basic	548.2	546.2
Diluted	557.4	557.7

Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Nov. 30,	As of Aug. 31,
(Dollars in millions, except share amounts)	2008	2008

Assets
Current Assets:
Cash and cash equivalents	$1,342	$1,613
Trade receivables, net	1,751	2,067
Miscellaneous receivables	754	742
Deferred tax assets	370	338
Inventory, net	3,012	2,453
Assets of discontinued operations	7	153
Other current assets	253	243

Total Current Assets	7,489	7,609
Total property, plant and equipment	6,441	6,725
Less accumulated depreciation	3,288	3,402

Property, Plant and Equipment, Net	3,153	3,323
Goodwill	2,993	3,132
Other Intangible Assets, Net	1,434	1,531
Noncurrent Deferred Tax Assets	778	1,000
Long-Term Receivables, Net	550	636
Noncurrent Assets of Discontinued Operations	—	236
Other Assets	512	524

Total Assets	$16,909	$17,991

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$70	$24
Accounts payable	804	1,090
Income taxes payable	117	161
Accrued compensation and benefits	247	441
Accrued marketing programs	708	754
Deferred revenues	607	867
Grower production accruals	654	172
Dividends payable	—	132
Liabilities of discontinued operations	12	26
Miscellaneous short-term accruals	699	772

Total Current Liabilities	3,918	4,439
Long-Term Debt	1,755	1,792
Postretirement Liabilities	575	590
Long-Term Deferred Revenue	542	566
Noncurrent Deferred Tax Liabilities	171	204
Long-Term Portion of Environmental and Litigation Liabilities	216	226
Noncurrent Liabilities of Discontinued Operations	—	52
Other Liabilities	650	748
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 583,982,248 and 583,581,984 shares, respectively;
Outstanding 548,001,968 and 548,592,933 shares, respectively	6	6
Treasury stock, 35,980,280 and 34,989,051 shares, respectively, at cost	(1,253)	(1,177)
Additional contributed capital	9,536	9,495
Retained earnings	1,694	1,138
Accumulated other comprehensive loss	(891)	(78)
Reserve for ESOP debt retirement	(10)	(10)

Total Shareowners’ Equity	9,082	9,374

Total Liabilities and Shareowners’ Equity	$16,909	$17,991

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007

Operating Activities:
Net Income	$556	$256
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	135	143
Bad-debt expense	36	19
Stock-based compensation expense	26	19
Excess tax benefits from stock-based compensation	(5)	(45)
Deferred income taxes	52	50
Equity affiliate (income) expense, net	(6)	2
Acquired in-process research and development	—	1
Gain on sale of a business	(6)	—
Other items	7	(13)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	165	46
Inventory, net	(832)	(460)
Deferred revenues	(238)	933
Accounts payable and other accrued liabilities	195	99
Net investment hedge settlement	18	(6)
Other items	11	(48)

Net Cash Provided by Operating Activities	114	996

Cash Flows Provided (Required) by Investing Activities:
Capital expenditures	(264)	(154)
Acquisition of businesses, net of cash acquired	(2)	(92)
Purchases of long-term equity securities	(7)	(26)
Technology and other investments	(18)	(12)
Proceeds from divestiture of a business	300	—
Other investments and property disposal proceeds	1	28

Net Cash Provided (Required) by Investing Activities	10	(256)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(90)	22
Short-term debt proceeds	31	—
Long-term debt reductions	(4)	—
Payments on other financing	—	(1)
Treasury stock purchases	(75)	(49)
Stock option exercises	7	32
Excess tax benefits from stock-based compensation	5	45
Dividend payments	(132)	(96)

Net Cash Required by Financing Activities	(258)	(47)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(137)	58

Net (Decrease) Increase in Cash and Cash Equivalents	(271)	751
Cash and Cash Equivalents at Beginning of Period	1,613	866

Cash and Cash Equivalents at End of Period	$1,342	$1,617

See Note 16 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

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
Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market. See Note 18 — Segment Information — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focuses on dairy cow productivity (the Dairy business). This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations and has been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. See Note 19 — Discontinued Operations — for further details.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Financial information for the first three months of fiscal year 2009 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP SFAS 132R-1). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, Monsanto will adopt FSP SFAS 132R-1 in fiscal year 2010. The company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation Number (FIN) No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Accordingly, Monsanto will adopt FSP SFAS 140-4 and FIN No. 46R-8 in second quarter 2009. The company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In October 2008, the FASB issued FSP No. SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP SFAS 157-3). The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP SFAS 157-3 in first quarter 2009 did not have a material impact on Monsanto’s financial statements. See Note 11 — Fair Value Measurements — for additional discussion regarding fair value measurements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

This FSP is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. Accordingly, Monsanto will adopt FSP EITF 03-6-1 in fiscal year 2010. The company is currently evaluating the impact of FSP EITF 03-6-1 on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective for Monsanto in fourth quarter 2009. Monsanto does not anticipate the adoption of SFAS 162 will have an effect on the consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. Accordingly, Monsanto will adopt SFAS 161 in second quarter 2009. The company is currently evaluating the disclosure impact of SFAS 161 on the consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, Monsanto adopted SFAS 159 in fiscal year 2009. Monsanto has not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value. Therefore, the adoption of SFAS 159 did not have an effect on the consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of SFAS No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Monsanto adopted the portion of SFAS 157 that was not delayed on Sept. 1, 2008, and the partial adoption did not have a material impact on the consolidated financial statements. See Note 11 — Fair Value Measurements — for additional discussion of the adoption of SFAS 157 and its effects. The company is currently evaluating the impact on the consolidated financial statements of adopting the additional requirements of SFAS 157, which were deferred by FSP SFAS 157-2.
NOTE 3. BUSINESS COMBINATIONS

In first quarter 2009, Monsanto paid approximately $1 million of contingent consideration related to a fiscal year 2007 regional U.S. seed company acquisition.
2008 Acquisitions: In June 2008, Monsanto acquired 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V., and a related company (De Ruiter), a leading protected-culture vegetable seeds company, for approximately $757 million (net of cash acquired and debt assumed), inclusive of transaction costs of $4 million.
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
For all fiscal year 2008 acquisitions described above, the business operations and employees of the acquired entities were included within the Seeds and Genomics segment from their respective dates of acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the second, third and fourth quarter 2008 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets.
As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of certain acquired subsidiaries. Through Nov. 30, 2008, estimated costs of $3 million have been recognized as long-term liabilities in the purchase price allocations. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
Monsanto has no ownership interest in the lender, the QSPE, or the loans. However, because Monsanto substantively originates the loans through the SPE (which it consolidates) and partially guarantees and services the loans, Monsanto accounts for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the scope of FIN 46R, Consolidation of Variable Interest Entities (FIN 46R), and Monsanto does not have the unilateral right to liquidate the QSPE, FIN 46R does not have an effect on Monsanto’s accounting for the U.S. customer financing program.
Monsanto accounts for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Servicing revenues collected and earned net of discounts on the sale of customer loans were $1 million and not significant during the three months ended Nov. 30, 2008, and Nov. 30, 2007, respectively.
Proceeds from customer loans sold through the financing program totaled $122 million for the first three months of fiscal year 2009. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no proceeds from customer loans sold for the first three months of fiscal year 2008. The loan balance outstanding as of Nov. 30, 2008, and Aug. 31, 2008, was $135 million and $66 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Nov. 30, 2008, and Aug. 31, 2008, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has an agreement with a lender to establish a program that originally provided financing of up to $40 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $250 million under subsequent amendments. Proceeds from the transfer of receivables through the program totaled $36 million and $42 million for the first three months of fiscal years 2009 and 2008, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $6 million and $10 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $109 million as of Nov. 30, 2008. The loan balance outstanding for these programs was $109 million and $187 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $36 million and $38 million for the first three months of fiscal years 2009 and 2008, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $4 million and $11 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $78 million as of Nov. 30, 2008. The loan balance outstanding for these programs was $78 million and $92 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively.
Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $1 million and $3 million for the first three months of fiscal years 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Nov. 30, 2008, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $16 million as of Nov. 30, 2008. The outstanding balance of the receivables sold was $16 million and $33 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively.
NOTE 5. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $209 million and $218 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively.
Long-term receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $147 million and $179 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively. This decrease was primarily due to the fluctuation in the currency translation rate of the Brazilian real.
NOTE 6. INVENTORY

Components of inventory were:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2008	2008

Finished Goods	$1,479	$1,023
Goods In Process	1,356	1,267
Raw Materials and Supplies	362	358

Inventory at FIFO Cost	3,197	2,648
Excess of FIFO over LIFO Cost	(185)	(195)

Total	$3,012	$2,453

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2009, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2008	$3,070	$62	$3,132
Acquisition Activity (see Note 3)	1	—	1
Effect of Foreign Currency Translation Adjustments and Other	(140)	—	(140)

Balance as of Nov. 30, 2008	$2,931	$62	$2,993

In first quarter 2009, preliminary purchase price allocations for some of the 2008 acquisitions were updated.
Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2008			As of Aug. 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,136	$(567)	$569	$1,174	$(578)	$596
Acquired Biotechnology Intellectual Property	836	(535)	301	847	(519)	328
Trademarks	380	(74)	306	398	(75)	323
Customer Relationships	285	(66)	219	305	(62)	243
Other	70	(31)	39	71	(30)	41

Total	$2,707	$(1,273)	$1,434	$2,795	$(1,264)	$1,531

The decreases in other intangible assets during the three months ended Nov. 30, 2008, primarily resulted from foreign currency fluctuations.
Total amortization expense of other intangible assets was $33 million in first quarter of fiscal year 2009 and $45 million in first quarter of fiscal year 2008. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of Nov. 30, 2008, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
NOTE 8. INVESTMENTS AND EQUITY AFFILIATES

Investments
During first quarter 2008, Monsanto invested in long-term equity securities, which are considered available-for-sale. As of Nov. 30, 2008, and Aug. 31, 2008, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $11 million and $23 million, respectively. Net unrealized losses (net of deferred taxes) of $13 million and $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to this investment as of Nov. 30, 2008, and Aug. 31, 2008, respectively.
Equity Affiliates
During second quarter 2008, Monsanto purchased a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Nov. 30, 2008 and Aug. 31, 2008, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $50 million. In first quarter 2009, Monsanto purchased $99 million of inventory from the seed supplier and there were no sales of inventory to the seed supplier. As of Nov. 30, 2008 and Aug. 31, 2008, the amount payable to the seed supplier is approximately $89 million and $1 million, respectively, and is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 9. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded in the first three months of 2009 and 2008. As of Nov. 30, 2008, and Aug. 31, 2008, the remaining receivable balance is $552 million and $629 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Nov. 30, 2008, and Aug. 31, 2008, the remaining deferred revenue balance is $536 million and $555 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $5 million and $6 million for the three months ended Nov. 30, 2008, and Nov. 30, 2007, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Nov. 30, 2008, and Aug. 31, 2008, $68 million and $67 million, respectively is included in long-term receivables and long-term deferred revenue on the Condensed Statements of Consolidated Financial Position related to the net present value of expected payments under this agreement. The interest portion of this receivable is reported in interest income in the Statement of Consolidated Operations and was less than $1 million for the three months ended Nov. 30, 2008.
NOTE 10. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During first quarter 2009 several domestic tax matters were resolved favorably. On Oct. 3, 2008, the retroactive extension of the research and development credit was enacted as part of the Emergency Economic Stabilization Act of 2008. During first quarter 2009, Monsanto recorded an income tax benefit of $44 million primarily as a result of these items.
NOTE 11. FAIR VALUE MEASUREMENTS

Effective Sept. 1, 2008, Monsanto adopted SFAS 157, FSP SFAS 157-2 and FSP SFAS 157-3. SFAS 157 provides a framework for measuring fair value. SFAS 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. Monsanto did not have any deferred gains or losses at inception of derivative contracts and therefore no adjustment to opening retained earnings was made upon adoption of SFAS 157.
Monsanto determines the fair market values of its derivative contracts and certain other assets based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy contains three levels as follows, with Level 3 representing the lowest level of input:
     Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

     Level 2 — Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market.
     Level 3 — Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques could include use of option pricing models, discounted cash flow models and similar techniques. Monsanto does not currently have any instruments with fair value determined using Level 3 inputs.
The following table sets forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Nov. 30, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Nov. 30, 2008
	Quoted Prices in Active			Amount Reported in
	Markets for Identical	Significant Other		Condensed Statement
	Items	Observable Inputs	Cash Collateral	of Consolidated
(Dollars in millions)	(Level 1)	(Level 2)	Offset(1)	Financial Position

Assets at Fair Value:
Cash Equivalents	$707	$—	$—	$707
Short-Term Investments	132	—	—	132
Equity Securities	11	—	—	11
Derivative Assets Related to:			—
Foreign Currency	—	203	—	203
Commodities	8	—	(8)	—

Total Assets at Fair Value	$858	$203	$(8)	$1,053

Liabilities at Fair Value:
Derivative Liabilities Related to:
Foreign Currency	—	23	—	23
Commodities	144	30	(144)	30

Total Liabilities at Fair Value	$144	$53	$(144)	$53

(1)	As allowed by FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of markets that are not active. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash equivalents: The carrying value of cash equivalents approximates fair value as maturities are less than three months. Monsanto’s cash equivalents are primarily money market funds that trade on a regular basis in active markets and are therefore classified as Level 1.
Short-term investments: Monsanto’s short-term investments primarily consist of fixed-term deposits and commercial paper, which are classified as available-for-sale and are included in other current assets on the Condensed Statements of Consolidated Financial Position. These investments are measured at fair value using quoted market prices in an active market and are classified as Level 1.
Equity securities: Monsanto’s equity securities are classified as available-for-sale and are included in other assets on the Condensed Statements of Consolidated Financial Position. They are measured at fair value using quoted market prices and are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available.
Foreign currency hedges: The foreign currency derivative instruments that Monsanto currently uses are forward and option contracts and futures, as well as net investment hedges to offset the translation adjustments arising from investment in the company’s Brazilian subsidiaries. Valuations are based on broker-quoted prices based on similar instruments in active markets, adjusted for credit risk, which are classified as Level 2. The foreign currency

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

assets are included in miscellaneous receivables and other assets and foreign currency liabilities are included in miscellaneous short-term accruals on the Condensed Statements of Consolidated Financial Position.
Commodity hedges: Monsanto’s commodity contracts relate to corn, soybeans, natural gas and diesel. The commodity derivative instruments that the company currently uses are futures and swaps. The corn and soybean instruments are traded on the Chicago Board of Trade (CBOT). The CBOT is an active market with quoted prices, and therefore these instruments are classified as Level 1. The natural gas and diesel contracts settle based on quoted prices from the New York Mercantile Exchange and Energy Information Administration, respectively, but are held with various banks, not directly with the exchanges. As a result, the natural gas and diesel swaps are classified as Level 2 fair value measurements and the fair values are adjusted for credit risk.
As discussed above, Monsanto utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the company’s consolidated financial statements. The company performs analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of fair value. This process involves quantitative and qualitative analysis. As a result of the analysis, if the company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
NOTE 12. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Nov. 30, 2008			Three Months Ended Nov. 30, 2007
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$12	$2	$14	$10	$1	$11
Interest Cost on Benefit Obligation	27	4	31	23	3	26
Assumed Return on Plan Assets	(30)	(4)	(34)	(27)	(4)	(31)
Amortization of Unrecognized Net Loss	10	—	10	9	1	10

Total Net Periodic Benefit Cost	$19	$2	$21	$15	$1	$16

Health Care and Other Postretirement Benefits	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007

Service Cost for Benefits Earned During the Period	$3	$3
Interest Cost on Benefit Obligation	5	4
Amortization of Unrecognized Net Gain	(4)	—

Total Net Periodic Benefit Cost	$4	$7

Monsanto contributed $15 million and $60 million to its U.S. qualified plan and $2 million and $1 million to plans outside the United States in each of the three month periods ended Nov. 30, 2008, and Nov. 30, 2007, respectively. As of Nov. 30, 2008, management expects to make additional contributions of approximately $45 million and $5 million to the company’s pension plans in the United States and outside the United States, respectively, in fiscal year 2009.
Employee Savings Plan
The Monsanto leveraged employee stock ownership plan (Monsanto ESOP) debt was restructured in November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. As a result of these commitments and enhancements related to this restructuring, an additional liability of $8 million due to the Monsanto ESOP from the company was recorded in first quarter 2009 and is included in other liabilities on the Condensed Statement of Consolidated Financial Position.
NOTE 13. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2008, and Nov. 30, 2007. Stock-based compensation cost capitalized in inventory was $7 million and $5 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively.

	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007

Cost of Goods Sold	$4	$2
Selling, General and Administrative Expenses	16	14
Research and Development Expenses	6	3

Pre-Tax Stock-Based Compensation Expense	26	19
Income Tax Benefit	(9)	(7)

Net Stock-Based Compensation Expense	$17	$12

During the three months ended Nov. 30, 2008, Monsanto granted 2,772,800 stock options and 143,710 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP during the first quarter of fiscal year 2009. In addition, during the three months ended Nov. 30, 2008, 12,035 shares of deferred stock and 853 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the three months ended Nov. 30, 2008, was $37.47 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $122 million as of Nov. 30, 2008, and will be recognized as expense over a weighted-average period of 2.6 years.
The weighted-average grant-date fair value of restricted stock units granted during the first quarter of fiscal year 2009 was $83.52 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $1 million and $111 million, respectively, as of Nov. 30, 2008, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.9 years and 3.1 years, respectively, as of Nov. 30, 2008. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the three months ended Nov. 30, 2008 was $114.25, per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Nov. 30, 2008, and will be recognized as expense over a weighted-average period of 1 year.
NOTE 14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Comprehensive loss for the three months ended Nov. 30, 2008, was $257 million and comprehensive income for the three months ended Nov. 30, 2007, was $536 million.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The components of accumulated other comprehensive loss are as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2008	2008

Accumulated Foreign Currency Translation Adjustments	$(596)	$192
Net Unrealized Loss on Investments, Net of Tax	(13)	(5)
Net Accumulated Derivative Income, Net of Tax	19	43
Postretirement Benefit Plan Activity, Net of Tax	(301)	(308)

Accumulated Other Comprehensive Loss	$(891)	$(78)

The significant decreases in comprehensive income and accumulated foreign currency translation adjustments are primarily related to fluctuations in the currency translation rates of the Brazilian real and European euro.
NOTE 15. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For first quarter 2009 and 2008, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive. Approximately 5.0 million and 2.4 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive as of Nov. 30, 2008, and Nov. 30, 2007, respectively. Of those antidilutive options, 0.1 million and 2.4 million stock options were excluded from the computations of dilutive potential common shares as of Nov. 30, 2008, and Nov. 30, 2007, respectively, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended Nov. 30,
	2008	2007

Weighted-Average Number of Common Shares	548.2	546.2
Dilutive Potential Common Shares	9.2	11.5

NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007

Interest	$18	$15
Taxes	97	74

NOTE 17. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. With respect to certain of these proceedings, Monsanto has a liability recorded of $274 million and $272 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
Litigation: The above liability also includes amounts related to certain third-party litigation with respect to Monsanto’s business, as well as tort litigation related to Pharmacia’s former chemical business, including lawsuits involving

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

polychlorinated biphenyls (PCBs), dioxins, and other chemical and premises liability litigation. Following is a description of one of the more significant litigation matters reflected in the liability.
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia Inc. and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. On Jan. 8, 2008, the trial court issued an order certifying the Carter and Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) cases as class actions matters. The court has not set a trial date for these cases. On Oct. 1, 2007, 78 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. Except for the name of the plaintiff, each complaint is identical and each alleges personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. These cases are related to, and were filed in the same court as, the Allen action described above. Monsanto has agreed to accept the tenders of defense in the matters by Akzo Nobel and Flexsys America. These 78 personal injury cases have not been certified for class action status. On Nov. 21, 2008, Monsanto removed all cases, including the personal injury matters, to federal court based on recent revelations from plaintiffs that afford the opportunity to assert Federal Officers’ defense to the litigation. Plaintiffs filed a motion to remand the cases to West Virginia state court and the federal court granted that motion on Dec. 19, 2008.
Including litigation reflected in the liability, Monsanto is involved in various legal proceedings that arise in the ordinary course of its business or pursuant to Monsanto’s indemnification obligations to Pharmacia, as well as proceedings that management has considered to be material under SEC regulations. Some of the lawsuits seek damages in very large amounts or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. Although the ultimate liabilities resulting from such proceedings, or the proceedings reflected in the above liability, may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity. A description of one of these proceedings appears below.
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. All parties have agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability. Briefing is completed, but oral argument (if there is to be one) has not yet been scheduled. In the interim, on Aug. 4, 2008, the parties filed a joint motion to bifurcate the liability and remedies phases of the case. The parties’ jointly proposed order allows for expert discovery and further briefing on the issue of remedies to take place, if necessary, after the court renders a judgment on liability. The parties

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

have filed cross motions for summary judgment and await a decision from the court. The amount of a potential loss, if any, is not currently determinable.
NOTE 18. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The Agricultural Productivity segment consists of the crop protection products and lawn-and-garden herbicide products. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. Within the Agricultural Productivity segment, the significant operating segments are ROUNDUP and other glyphosate-based products and all other agricultural products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments primarily by the ratio of segment sales to total Monsanto sales, consistent with the company’s historical practice. Based on the Agricultural Productivity segment’s increasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2009.
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007

Net Sales(1)
Corn seed and traits	$628	$467
Soybean seed and traits	212	162
Cotton seed and traits	47	42
Vegetable seeds	157	130
All other crops seeds and traits	55	35

Total Seeds and Genomics	$1,099	$836

ROUNDUP and other glyphosate-based herbicides	$1,359	$1,008
All other agricultural products	191	205

Total Agricultural Productivity	$1,550	$1,213

Total	$2,649	$2,049

EBIT(2)(3)
Seeds and Genomics	$65	$(20)
Agricultural Productivity	673	384

Total	$738	$364

Depreciation and Amortization Expense (4)
Seeds and Genomics	$103	$99
Agricultural Productivity	32	44

Total	$135	$143

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income of $18 million and $9 million from discontinued operations for first quarter 2009 and 2008, respectively.

(4)	Agricultural Productivity depreciation and amortization expense includes $10 million from discontinued operations for first quarter 2008.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of EBIT to net income for each quarter follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007

EBIT(1)	$738	$364
Interest (Income) Expense — Net	(2)	2
Income Tax Provision(2)	184	106

Net Income	$556	$256

(1)	Includes the income from operations of discontinued businesses and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax (benefit) provision on minority interest and the income tax provision on discontinued operations.
NOTE 19. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the three months ended Nov. 30, 2008, income from operations of discontinued businesses included a $12 million pre-tax gain related to the sale.
NOTE 20. SUBSEQUENT EVENTS

In December 2008, Monsanto acquired Aly Participacoes Ltda., which operates the sugar cane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil. CanaVialis is the world’s largest private sugar cane breeding company, and Alellyx is an applied genomics company that is focused on developing biotech traits primarily for sugar cane. The purchase price per the agreement is 616 million Brazilian reais or $264 million. Monsanto consummated the transaction with existing cash.
On Dec. 8, 2008, the board of directors declared a quarterly dividend on the company’s common stock of 24 cents per share. The dividend is payable on Jan. 30, 2009, to shareowners of record on Jan. 9, 2009.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

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
In the fourth quarter of 2008, we entered into an agreement to divest the Dairy business. This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations and has been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Statements of Consolidated Operations have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment. See Note 19 — Discontinued Operations — for further details.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Financial information for the first three months of fiscal year 2009 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 18 — Segment Information — for a reconciliation of EBIT to net income for the three months ended Nov. 30, 2008, and Nov. 30, 2007.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity, and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided by operating activities and net cash provided (required) by investing activities on the Statements of Consolidated Cash Flows.
Executive Summary
Consolidated Operating Results — Net sales increased $600 million, or 29 percent, in the three-month comparison. This improvement was a result of increased sales of ROUNDUP and other glyphosate-based herbicides primarily in Brazil combined with higher sales of corn seed and traits in the U.S. and Brazil. Net income in first quarter 2009 was $1.00 per share, compared with $0.46 per share in first quarter 2008.
Financial Condition, Liquidity, and Capital Resources — In first quarter 2009, net cash provided by operating activities was $114 million, compared with $996 million in the prior-year quarter. Net cash provided by investing activities was $10 million in first quarter 2009 compared to a use of $256 million in first quarter 2008. Free cash flow was $124 million in first quarter 2009 compared with $740 million in the prior-year quarter. This decrease is primarily because of lower U.S. customer prepayments in first quarter 2009 than first quarter 2008 due to late harvest and an extension of our prepay discount program into December.
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
We plan to improve and to grow our vegetable seeds business. We have applied our molecular breeding and marker capabilities to our library of vegetable germplasm. Our purchase of Delta and Pine Land Company (DPL) has expanded our cotton breeding operation. In the future, we will continue to focus on accelerating the potential growth of these new businesses and executing our business plans.
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
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2008.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

RESULTS OF OPERATIONS — FIRST QUARTER FISCAL YEAR 2009

	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2008	2007	Change

Net Sales	$2,649	$2,049	29%
Gross Profit	1,550	1,039	49%
Operating Expenses:
Selling, general and administrative expenses	550	456	21%
Research and development expenses	252	199	27%
Acquired in-process research and development	—	1	NM

Total Operating Expenses	802	656	22%

Income from Operations	748	383	95%
Interest expense	23	34	(32)%
Interest income	(25)	(32)	(22)%
Solutia-related expenses	—	17	NM
Other expense — net	26	2	NM

Income from Continuing Operations Before Income Taxes and Minority Interest	724	362	100%
Income tax provision	176	105	68%
Minority interest expense	2	7	(71)%

Income from Continuing Operations	546	250	118%
Discontinued Operations:
Income from operations of discontinued businesses	18	8	125%
Income tax provision	8	2	300%

Income on Discontinued Operations	10	6	67%

Net Income	$556	$256	117%

Diluted Earnings per Share:
Income from continuing operations	$0.98	$0.45	118%
Income on discontinued operations	0.02	0.01	100%

Net Income	$1.00	$0.46	117%

NM = Not Meaningful

Effective Tax Rate	24%	29%
Comparison as a Percent of Net Sales:
Gross profit	59%	51%
Selling, general and administrative expenses	21%	22%
Research and development expenses (excluding acquired IPR&D)	10%	10%
Total operating expenses	30%	32%
Income from continuing operations before income taxes and minority interest	27%	18%
Net income	21%	12%
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales increased 29 percent in first quarter 2009 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 31 percent, and our Agricultural Productivity segment net sales improved 28 percent. The following table presents the percentage changes in first quarter 2009 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Quarter 2009 Percentage Change in Net Sales vs. First Quarter 2008
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	10%	17%	(2)%	25%	6%	31%
Agricultural Productivity Segment	(16)%	42%	2%	28%	—	28%
Total Monsanto Company	(5)%	31%	—	26%	3%	29%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2009 and 2008. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

Gross profit increased 49 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased 8 percentage points to 59 percent in first quarter 2009 primarily driven by the increase in ROUNDUP and other glyphosate-based herbicides average net selling prices. Gross profit percentage in the Seed and Genomics Segment increased 3 percentage points to 62 percent in first quarter 2009. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 11 percentage points to 56 percent in first quarter 2009. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 22 percent, or $146 million, in first quarter 2009 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 21 percent primarily because of the Seeds and Genomics business growth including acquisitions. R&D expenses increased 27 percent related to the increase in our investment in our product pipeline and acquisitions. As a percent of net sales, SG&A expenses decreased 1 percentage point to 21, and R&D expenses were 10 percent in both periods.
Interest expense decreased $11 million in the three-month comparison because we had no borrowings of commercial paper during first quarter 2009.
Interest income decreased $7 million in the quarter-over-quarter comparison because of lower average cash balances in Brazil in the first quarter 2009.
Solutia-related expenses were $17 million in the prior year quarter. Since Solutia has emerged from bankruptcy, any related expenses for these assumed liabilities are now included within operating expenses.
Other Expense — net was $26 million in first quarter 2009, compared with $2 million in the prior-year quarter. The increase is primarily due to foreign currency losses in Brazil.
Income tax provision was $176 million in first quarter 2009, an increase of $71 million over the prior-year quarter primarily as a result of the growth in pretax income from continuing operations. The effective tax rate decreased to 24 percent from 29 percent in first quarter 2008. First quarter 2009 included several discrete tax adjustments resulting in a tax benefit of $44 million or 8 cents per share. The majority of this benefit was the result of the resolution of several domestic tax matters and the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008. Without these items, our effective tax rate for first quarter 2009 would have been comparable to the 2008 rate.
SEEDS AND GENOMICS SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007	Change

Net Sales
Corn seed and traits	$628	$467	34%
Soybean seed and traits	212	162	31%
Cotton seed and traits	47	42	12%
Vegetable seeds	157	130	21%
All other crops seeds and traits	55	35	57%

Total Net Sales	$1,099	$836	31%

Gross Profit
Corn seed and traits	$403	$285	41%
Soybean seed and traits	145	111	31%
Cotton seed and traits	26	24	8%
Vegetable seeds	80	64	25%
All other crops seeds and traits	24	11	118%

Total Gross Profit	$678	$495	37%

EBIT(1)	$65	$(20)	NM

NM = Not Meaningful

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 18 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2009

Net sales of corn seed and traits increased 34 percent, or $161 million, in the three-month comparison, primarily because of increased sales of U.S corn seed and traits, primarily due to an increase in the average net selling price. Net sales of corn seed and traits also increased in Brazil because of stronger customer demand, increased average net selling price, and the introduction of YIELDGARD Corn Borer trait.
In first quarter 2009, net sales of soybean seed and traits increased 31 percent, or $50 million, in the three-month comparison because of an increase in the average net selling price in the United States.
Net sales of vegetable seeds increased 21 percent, or $27 million, in the three-month comparison. This increase was primarily driven by incremental sales from the De Ruiter acquisition.
The net sales increases discussed throughout this section resulted in $183 million higher gross profit in first quarter 2009. Gross profit as a percent of sales for this segment increased 3 percentage points in the quarter-over-quarter comparison to 62 percent. This improvement was primarily driven by increased prices in U.S. and Brazil corn, U.S. soybeans and a demand shift to higher margin triple trait corn products.
EBIT for the Seeds and Genomics segment increased $85 million to a gain of $65 million in first quarter 2009.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007	Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$1,359	$1,008	35%
All other agricultural productivity products	191	205	(7)%

Total Net Sales	$1,550	$1,213	28%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$804	$487	65%
All other agricultural productivity products	68	57	19%

Total Gross Profit	$872	$544	60%

EBIT(1)	$673	$384	75%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 18 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2009

Net sales of ROUNDUP and other glyphosate-based herbicides increased 35 percent, or $351 million, in the three-month comparison. In first quarter 2009, net sales of ROUNDUP and other glyphosate-based herbicides increased, especially in Brazil, Europe and Canada. The average net selling price increased in most regions in first quarter 2009 compared to first quarter 2008. However, sales volumes of ROUNDUP and other glyphosate-based herbicides decreased 19 percent in first quarter 2009 from first quarter 2008.
Net sales of ROUNDUP and other glyphosate-based herbicides increased in Brazil because of higher average net selling prices. Sales volumes of ROUNDUP and other glyphosate-based herbicides also increased in Brazil because of more favorable market conditions. More than offsetting this volume increase in Brazil was a volume decrease in Argentina due to severe drought conditions. Further, net sales of ROUNDUP and other glyphosate-based herbicides in Brazil increased due to higher sales in first quarter 2009 and a more favorable foreign currency translation rate of the Brazilian real compared to prior year.
The net sales increases discussed throughout this section resulted in $328 million higher gross profit in first quarter 2009. Gross profit as a percent of sales for the Agricultural Productivity segment increased 11 percentage points to 56 percent in first quarter 2009 because of higher average selling prices for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment increased $289 million to $673 million in first quarter 2009.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

			As of
	As of Nov. 30,		Aug. 31,
(Dollars in millions, except current ratio)	2008	2007	2008

Cash and cash equivalents	$1,342	$1,617	$1,613
Trade receivable, net	1,751	1,642	2,067
Inventory, net	3,012	2,241	2,453
Other current assets(1)	1,384	1,062	1,476

Total Current Assets	$7,489	$6,562	$7,609

Short-term debt	$70	$261	$24
Accounts payable	804	673	1,090
Accrued liabilities(2)	3,044	3,193	3,325

Total Current Liabilities	$3,918	$4,127	$4,439

Working Capital(3)	$3,571	$2,435	$3,170
Current Ratio(3)	1.91:1	1.59:1	1.71:1

(1)	Includes miscellaneous receivables, deferred tax assets, assets of discontinued operations and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Nov. 30, 2008, compared with Aug. 31, 2008: Working capital increased $401 million between Aug. 31, 2008, and Nov. 30, 2008, because of the following factors:
•	Inventory increased $559 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2008.

•	Accounts payable decreased $286 million due to the seasonality of our business.

•	Deferred revenue decreased $260 million primarily due to prepaid ROUNDUP orders in Brazil which shipped during the first quarter of 2009. This was offset by a delay in the receipt of U.S. customer prepayments because of the late harvest and an extension of our prepay discount program into December 2008.

•	Accrued compensation and benefits decreased $194 million primarily due to the payment of employee compensation in the first quarter of 2009.

•	Dividends payable decreased $132 million due to the payment of the quarterly dividend on Oct. 24, 2008.
These increases to working capital between Aug. 31, 2008, and Nov. 30, 2008, were partially offset primarily by the following factors:
•	Cash and cash equivalents decreased $271 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Trade receivables decreased $316 million due to the seasonality of our business.

•	Grower production accruals increased $482 million representing amounts payable to farmers who grow seed for us. This increase is also consistent with the seasonality of our business.
Nov. 30, 2008, compared with Nov. 30, 2007: Working capital increased $1,136 million between Nov. 30, 2008, and Nov. 30, 2007. The following factors increased working capital as of Nov. 30, 2008, compared with Nov. 30, 2007:
•	Trade receivables increased $109 million primarily because of the increase in net sales in first quarter 2009 from the same quarter a year ago and acquisitions.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

•	Inventory increased $771 million primarily because of increased corn production to support our market share growth in our global corn business and due to acquisitions. Our chemistry inventory increased because of cost increases in certain raw materials required for herbicide production.

•	Short-term debt decreased $191 million due to the repayment of $238 million of 4% Senior Notes which matured in 2008.

•	Accrued liabilities decreased $149 million primarily because our deferred revenue balance decreased due to the timing of U.S. customer prepayments in first quarter 2009 because of the extension of the prepay program into December. This decrease was partially offset by an increase in market funding accruals related to current year sales and grower accruals representing amounts payable to farmers who grow seed for us.
These working capital increases were partially offset by the following factor:
•	Cash and cash equivalents decreased $275 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008, for further details of this decrease.
Customer Financing Programs: We refer certain interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. We established this revolving financing program of up to $250 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $250 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. In first quarter 2009, we received $122 million from the proceeds of loans made to our customers through this financing program. There were no customer loans sold through the financing program in first quarter 2008. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
As of Nov. 30, 2008, and Aug. 31, 2008, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $135 million and $66 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Nov. 30, 2008, and Aug. 31, 2008, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
We entered into an agreement with a lender to establish a program to provide financing of up to $40 million for selected customers in Brazil. The agreement qualified for sales treatment under SFAS 140. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Total funds available under the program have increased to $250 million under subsequent amendments. We received $36 million, and $42 million of proceeds through these customer financing programs in the first three months of 2009 and 2008, respectively. The amount of loans outstanding was $109 million and $187 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $109 million as of Nov. 30, 2008. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $6 million and $10 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables through the programs described above are included in net cash provided by

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

operating activities in the Statements of Consolidated Cash Flows. We received $36 million and $38 million of proceeds through these customer financing programs in the first three months of 2009 and 2008, respectively. The amount of loans outstanding was $78 million and $92 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $78 million as of Nov. 30, 2008. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $4 million and $11 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $1 million and $3 million for the first three months of 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Nov. 30, 2008, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $16 million as of Nov. 30, 2008. The outstanding balance of the receivables sold was $16 million and $33 million as of Nov. 30, 2008, and Aug. 31, 2008, respectively.
Cash Flow

	Three Months Ended Nov. 30,
(Dollars in millions)	2008	2007

Net Cash Provided by Operating Activities	$114	$996
Net Cash Provided (Required) by Investing Activities	10	(256)

Free Cash Flow(1)	124	740

Net Cash Required by Financing Activities	(258)	(47)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(137)	58

Net (Decrease) Increase in Cash and Cash Equivalents	(271)	751
Cash and Cash Equivalents at Beginning of Period	1,613	866

Cash and Cash Equivalents at End of Period	$1,342	$1,617

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $114 million in first quarter 2009 compared with $996 million in first quarter 2008. Cash provided by the change in deferred revenue decreased $1,171 million in the three-month comparison because of a decrease in U.S. customer prepayments in the current quarter compared with the prior year quarter. First quarter 2009 customer prepayments were lower due to the late harvest and an extension of our prepay discount program into December, and thus we expect this shortfall to be made up in the second quarter. This deferred revenue decrease was offset by an increase in net income of $300 million.
Cash provided by investing activities was $10 million in first quarter 2009 compared to a use of cash of $256 million in first quarter 2008. In first quarter 2009, we received proceeds of $300 million related to the sale of the Dairy business. Offsetting this increase, our capital expenditures increased $110 million in the three-month comparison, to $264 million, primarily for the expansion of corn seed production facilities.
The amount of cash required by financing activities was $258 million in first quarter 2009 compared with $47 million in first quarter 2008. The net change in short-term financing was a use of cash of $59 million in first quarter 2009 compared with a source of cash of $22 million in the prior-year quarter. Dividend payments increased 38 percent, or $36 million, because we paid dividends of 24 cents per share in first quarter 2009 compared with 17.5 cents per share in first quarter 2008. During the first three months of 2009, treasury stock purchases required cash of $75 million compared to $49 million during the first three months of 2008.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

Capital Resources and Liquidity

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2008	2007	2008

Short-Term Debt	$70	$261	$24
Long-Term Debt	1,755	1,153	1,792
Total Shareowners’ Equity	9,082	8,059	9,374
Debt-to-Capital Ratio	17%	15%	16%

Currently, credit markets, including commercial paper markets, are not providing historical levels of liquidity nor length of maturity to the market. While we do not anticipate borrowing in commercial paper markets in 2009, if conditions change and we need to borrow commercial paper, we may find our options limited in terms of amount or duration and cost. We had no commercial paper borrowings during first quarter 2009.
Total debt outstanding increased $411 million between Nov. 30, 2007, and Nov. 30, 2008, primarily because we issued $550 million of long-term debt in third quarter 2008. The net proceeds were used to finance the expansion of corn seed production facilities and were used to repay $238 million of 4% Senior Notes which matured in 2008.
Dividend: In December 2008, we declared a quarterly dividend of 24 cents payable on Jan. 30, 2009, to shareowners of record as of Jan. 9, 2009.
Capital Expenditures: We expect 2009 capital expenditures to be in the range of $1 billion compared with $918 million in 2008. The largest component is expected to be projects to expand corn seed production facilities.
Recently Announced Acquisition: In December 2008, we acquired Aly Participacoes Ltda., which operates the sugar cane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil, for 616 million Brazilian reais or $264 million. We consummated the transaction with existing cash.
Recent Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the three months ended Nov. 30, 2008, income from operations of discontinued businesses included a $12 million pre-tax gain related to the sale.
2008 Acquisitions: In September 2007, we acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $91 million (net of cash acquired and debt assumed), inclusive of transaction costs of $1 million. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. We consummated the transaction with cash.
In June 2008, we acquired 100 percent of the outstanding stock of De Ruiter and a related company for approximately $757 million (net of cash acquired and debt assumed), inclusive of transaction costs of $4 million. De Ruiter is a leading protected-culture vegetable seeds company based in the Netherlands with operations worldwide. We consummated the transaction with existing cash after receiving approvals from the appropriate regulatory authorities.
In July 2008, we acquired Marmot, S.A., which operates Cristiani, a privately held seed company headquartered in Guatemala City, Guatemala, for $135 million (net of cash acquired and debt assumed), inclusive of transaction costs of $3 million. We consummated the transaction with existing cash.
2009 Contractual Obligation: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report of Form 10-K for the year ended Aug. 31, 2008.
Off-Balance Sheet Arrangement
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

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 17 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings — for further information.
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
Declining consumer confidence within the United States is now being seen in the global economy. Turmoil in the financial markets is also straining the availability of credit. Inflation concerns have generally been replaced by recession and credit concerns globally. We expect to continue to implement locally responsive business strategies for our businesses in each world area. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We expect to continue to monitor these developments and the challenges and issues they place on our business. We believe we have taken the appropriate measures to reduce our credit exposure, which has the potential to affect sales negatively in the near term. In addition, recent volatility in foreign-currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity.
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

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

Regulatory approvals have been obtained in the United States, Canada, and various importing countries such as China, Japan, and most recently the European Union for ROUNDUP READY 2 YIELD soybeans, our second-generation glyphosate-tolerant soybean product that will have a controlled commercial release in 2009. Regulatory reviews for ROUNDUP READY 2 YIELD are also proceeding in the remaining soybean-importing countries, such as Korea.
Our next generation corn product is SMARTSTAX, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) corn pests and provides tolerance to the herbicides glyphosate and glufosinate. SMARTSTAX has the potential to significantly reduce the size of structured refuge in the corn belt from the current 20 percent to 5 percent, pending final approval from EPA. A key component of SMARTSTAX is YIELDGARD VT PRO which contains two distinct Bt proteins that control a broad spectrum of these above ground pests. Recently, the U.S. EPA and the Canadian Food Inspection Agency have approved YIELDGARD VT PRO, including a 5 percent refuge in the corn belt, for above ground pests only. The EPA also granted a reduced refuge from the current 50 percent to 20 percent in cotton growing areas. In addition to full U.S. and Canadian approvals for YIELDGARD VT PRO, we have obtained import approvals in Mexico and Japan and the European Food Safety Authority recently published its positive scientific opinion on YIELDGARD VT PRO clearing the way for a potential EU import approval. Regulatory submissions have been initiated for SMARTSTAX corn in the U.S., Japan, Mexico, Canada, and the EU, and approvals have already been obtained for food and feed import in Japan. Additional approvals are expected over the next 6-12 months. SMARTSTAX corn is anticipated to be launched in the United States in 2010, pending necessary regulatory approvals. Global cultivation opportunities were expanded for corn and cotton in Brazil with approval in December 2008 for ROUNDUP READY 2 Corn and ROUNDUP READY Cotton.
During 2007, we announced a long-term joint research and development and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton and canola.
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
In Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system to ensure that we capture value on all our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Continued commercial approval of new traits such as the recently approved YIELDGARD Corn Borer, along with timely approval of combined traits will provide the opportunity for a step change in contributions from seeds and traits. As noted above, YIELDGARD Corn Borer was approved recently, and is now being planted. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
It is likely that rulings of patent infringement from several ongoing court cases in Europe will be required before we can expect to capture value from our ROUNDUP READY soybeans grown in Argentina. One Spanish case, which we have appealed, and a U.K. case have had adverse early results. We recently settled the U.K. case, and both we and the defendants have dismissed our appeals of that matter. The first case in Holland has now been referred to the European Court of Justice (“ECJ”) for an interpretation of the EU patent law for biotech products. This will probably take up to two years. It is likely that all other cases on continental Europe will await the outcome of the ECJ ruling. We are continuing to discuss alternative arrangements with various stakeholders. However, we have no certainty that any of these discussions will lead to an income producing outcome in the near term. We do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we would be compensated for the technology.
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies including us to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

outcome means that there will be no sales or planting of this product in France during the forthcoming growing season. The legality of the suspension will be decided after a full hearing before the court later this year. The European Food Safety Authority (EFSA) has issued its opinion in which it states the French suspension is not supported on a scientific basis.
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
Other Information
As discussed in Note 17 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, by its nature the estimation process is uncertain, given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2008. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q.
NEW ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP SFAS 132R-1). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, we will adopt FSP SFAS 132R-1 in fiscal year 2010. We are currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation Number (FIN) No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Accordingly, we will adopt FSP SFAS 140-4 and FIN No. 46R-8 in second quarter 2009. We are currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In October 2008, the FASB issued FSP No. SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP SFAS 157-3). The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP SFAS 157-3 in first quarter 2009 did not have a material impact on Monsanto’s financial statements. See Note 11 — Fair Value Measurements — for additional discussion regarding fair value measurements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. Accordingly, we will adopt FSP EITF 03-6-1 in fiscal year 2010. We are currently evaluating the impact of FSP EITF 03-6-1 on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective for Monsanto in fourth quarter 2009. We do not anticipate the adoption of SFAS 162 will have an effect on the consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. Accordingly, we will adopt SFAS 161 in second quarter 2009. We are currently evaluating the disclosure impact of SFAS 161 on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires an entity to clearly identify and present its ownership interests in

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, we adopted SFAS 159 in fiscal year 2009. We have not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value. Therefore, the adoption of SFAS 159 did not have an effect on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of SFAS 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. We adopted the portion of SFAS 157 that was not delayed on Sept. 1, 2008, and the partial adoption did not have a material impact on the consolidated financial statements. See Note 11 — Fair Value Measurement — for additional discussion of the adoption of SFAS 157 and its effects. We are currently evaluating the impact on the consolidated financial statements of adopting the additional requirements of SFAS 157, which were deferred by FSP SFAS 157-2.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Nov. 30, 2008 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 17 under the subheading “Environmental and Litigation-related Contingent Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides new and updated information regarding certain other proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
Governmental Proceedings and Undertakings
We have reported the accidental harvest of 0.22 acres of regulated Bt research cotton by a cooperator to the FDA, EPA and USDA. The Bt protein present in this research cotton is nearly identical to the protein in a corn product that has already obtained full approval in the United States and many foreign markets. A small amount of trial cotton hulls and meal may have been fed to animals in the United States and Mexico, but all other potentially impacted materials have been placed on hold by the processor pending review of additional product information by U.S. regulatory agencies. The FDA, EPA and USDA have concluded that the accidental release of this cotton poses no safety risk to humans or animals. However, we could be subject to civil penalties, which we would not expect to be material.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $840 million (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $156 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $741 million (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $78 million to $39 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 2.4 Brazilian Reais per U.S. dollar, and will fluctuate with exchange rates in the future.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2009 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of	(d) Approximate Dollar
				Shares Purchased as	Value of Shares that May
				Part of Publicly	Yet Be Purchased
	(a) Total Number of		(b) Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share(1)	Programs	Programs

September 2008:
Sept. 1, 2008, through Sept. 30, 2008	840	(2)	$115.82	—	$929,340,118
October 2008:
Oct. 1, 2008, through Oct. 31, 2008	990,064	(3)	$76.41	981,800	$854,342,770
November 2008:
Nov. 1, 2008, through Nov. 30, 2008	—		—	—	$854,342,770

Total	990,904		$76.44	981,800	$854,342,770

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Includes 840 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	Includes 8,264 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. The plan expires on Oct. 25, 2009. In April 2008, the board of directors authorized a new repurchase program of up to an additional $800 million of the company’s common stock over a three-year period. This repurchase program will commence at the time the company’s current share repurchase program is completed or Oct. 25, 2009, whichever is earlier. The second plan expires on April 16, 2011. There were no other publicly announced plans outstanding as of Nov. 30, 2008.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Jan. 8, 2009

MONSANTO COMPANY	FIRST QUARTER 2009 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

11	Omitted — see Note 15 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).