Form 10-Q
period 2009-02-28
MONSANTO CO /NEW/
filed 2009-04-03
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 545,748,616 shares of Common Stock, $0.01 par value, outstanding as of March 31, 2009.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and six months ended Feb. 28, 2009, and Feb. 29, 2008, the Condensed Statements of Consolidated Financial Position as of Feb. 28, 2009, and Aug. 31, 2008, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2009, and Feb. 29, 2008, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended		Six Months Ended
(Dollars in millions, except per share amounts)	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008

Net Sales	$4,035	$3,727	$6,684	$5,776
Cost of goods sold	1,514	1,516	2,613	2,526

Gross Profit	2,521	2,211	4,071	3,250
Operating Expenses:
Selling, general and administrative expenses	522	529	1,072	985
Research and development expenses	265	219	517	418
Acquired in-process research and development	162	—	162	1

Total Operating Expenses	949	748	1,751	1,404
Income from Operations	1,572	1,463	2,320	1,846
Interest expense	26	32	49	66
Interest income	(18)	(38)	(43)	(70)
Solutia-related income	—	(204)	—	(187)
Other expense — net	32	1	58	3

Income from Continuing Operations Before Income Taxes and Minority Interest	1,532	1,672	2,256	2,034
Income tax provision	440	552	616	657
Minority interest expense (income)	1	(1)	3	6

Income from Continuing Operations	$1,091	$1,121	$1,637	$1,371

Discontinued Operations:
Income from operations of discontinued businesses	1	11	19	19
Income tax provision	—	3	8	5

Income on Discontinued Operations	1	8	11	14

Net Income	$1,092	$1,129	$1,648	$1,385

Basic Earnings per Share:
Income from continuing operations	$2.00	$2.05	$2.99	$2.51
Income on discontinued operations	—	0.01	0.02	0.02

Net Income	$2.00	$2.06	$3.01	$2.53

Diluted Earnings per Share:
Income from continuing operations	$1.97	$2.00	$2.94	$2.45
Income on discontinued operations	—	0.02	0.02	0.03

Net Income	$1.97	$2.02	$2.96	$2.48

Weighted Average Shares Outstanding:
Basic	546.6	547.8	547.3	547.0
Diluted	555.2	559.2	556.3	558.5

Dividends Declared per Share	$0.51	$0.35	$0.51	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 28,	As of Aug. 31,
(Dollars in millions, except share amounts)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$2,004	$1,613
Trade receivables, net	2,171	2,067
Miscellaneous receivables	616	742
Deferred tax assets	411	338
Inventory, net	3,112	2,453
Assets of discontinued operations	—	153
Other current assets	156	243

Total Current Assets	8,470	7,609
Total property, plant and equipment	6,560	6,725
Less accumulated depreciation	3,358	3,402

Property, Plant and Equipment, Net	3,202	3,323
Goodwill	3,035	3,132
Other Intangible Assets, Net	1,411	1,531
Noncurrent Deferred Tax Assets	818	1,000
Long-Term Receivables, Net	544	636
Noncurrent Assets of Discontinued Operations	—	236
Other Assets	513	524

Total Assets	$17,993	$17,991

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$110	$24
Accounts payable	761	1,090
Income taxes payable	540	161
Accrued compensation and benefits	254	441
Accrued marketing programs	819	754
Deferred revenues	1,022	867
Grower production accruals	308	172
Dividends payable	145	132
Liabilities of discontinued operations	6	26
Miscellaneous short-term accruals	686	772

Total Current Liabilities	4,651	4,439
Long-Term Debt	1,704	1,792
Postretirement Liabilities	562	590
Long-Term Deferred Revenue	518	566
Noncurrent Deferred Tax Liabilities	139	204
Long-Term Portion of Environmental and Litigation Liabilities	215	226
Noncurrent Liabilities of Discontinued Operations	—	52
Other Liabilities	600	748
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 584,385,582 and 583,581,984 shares, respectively;
Outstanding 545,804,660 and 548,592,933 shares, respectively	6	6
Treasury stock, 38,580,922 and 34,989,051 shares, respectively, at cost	(1,453)	(1,177)
Additional contributed capital	9,584	9,495
Retained earnings	2,510	1,138
Accumulated other comprehensive loss	(1,036)	(78)
Reserve for ESOP debt retirement	(7)	(10)

Total Shareowners’ Equity	9,604	9,374

Total Liabilities and Shareowners’ Equity	$17,993	$17,991

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Six Months Ended
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008

Operating Activities:
Net Income	$1,648	$1,385
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	270	281
Bad-debt expense	49	38
Receipt of securities from Solutia settlement	—	(38)
Stock-based compensation expense	55	41
Excess tax benefits from stock-based compensation	(12)	(118)
Deferred income taxes	2	156
Equity affiliate (income) expense, net	(9)	3
Acquired in-process research and development	162	1
Gain on sale of a business	(6)	—
Other items	(4)	(52)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(244)	(505)
Inventory, net	(972)	(439)
Deferred revenues	158	603
Accounts payable and other accrued liabilities	402	673
Net investment hedge settlement	27	(64)
Other items	(31)	(88)

Net Cash Provided by Operating Activities	1,495	1,877

Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	102	59
Capital expenditures	(461)	(314)
Acquisition of businesses, net of cash acquired	(273)	(103)
Purchases of long-term equity securities	(7)	(78)
Technology and other investments	(26)	(16)
Proceeds from divestiture of a business	300	—
Other investments and property disposal proceeds	6	48

Net Cash Required by Investing Activities	(359)	(404)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(73)	(19)
Short-term debt reductions	—	(9)
Short-term debt proceeds	55	—
Long-term debt reductions	(69)	—
Payments on other financing	—	(1)
Treasury stock purchases	(274)	(121)
Stock option exercises	17	82
Excess tax benefits from stock-based compensation	12	118
Dividend payments	(264)	(192)

Net Cash Required by Financing Activities	(596)	(142)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(149)	88

Net Increase in Cash and Cash Equivalents	391	1,419
Cash and Cash Equivalents at Beginning of Period	1,613	866

Cash and Cash Equivalents at End of Period	$2,004	$2,285

See Note 17 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. BACKGROUND, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market. See Note 19 — Segment Information — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity (the Dairy business). This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations and has been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. See Note 21 — Discontinued Operations — for further details.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Financial information for the first six months of fiscal year 2009 should not be annualized because of the seasonality of the company’s business.
Significant Accounting Policy Update
Marketing and Advertising Costs: Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Accrued marketing program costs are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. The company introduced new marketing programs during second quarter 2009 providing certain customers price protection consideration if standard published prices are lowered from the price the distributor paid on eligible products. The associated cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for the liability. Management analyzes and reviews the marketing programs on a quarterly basis and adjustments are recorded as appropriate. Under certain marketing programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.
NOTE 2. NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP SFAS 141R-1). This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt FSP SFAS 141R-1 in fiscal year 2010. The company is currently evaluating the impact of this FSP on the consolidated financial statements.
In December 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). This issue clarifies the accounting for defensive assets, which are separately identifiable intangible assets acquired in an acquisition which an entity does not intend to actively use but does intend to prevent others from using. EITF 08-7 requires an acquirer to account for these assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

period beginning on or after Dec. 15, 2008. Accordingly, Monsanto will adopt EITF 08-7 in fiscal year 2010. The company is currently evaluating the impact of EITF 08-7 on the consolidated financial statements.
In December 2008, the FASB issued FSP SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP SFAS 132R-1). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, Monsanto will adopt FSP SFAS 132R-1 in fiscal year 2010. The company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation Number (FIN) No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP SFAS 140-4 and FIN 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Accordingly, Monsanto adopted FSP SFAS 140-4 and FIN 46R-8 in second quarter 2009. The adoption of FSP SFAS 140-4 and FIN 46R-8 did not have an effect on Monsanto’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. Accordingly, Monsanto will adopt FSP EITF 03-6-1 in fiscal year 2010. The company is currently evaluating the impact of FSP EITF 03-6-1 on the consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. Accordingly, Monsanto adopted SFAS 161 in second quarter 2009. See Note 12 — Financial Instruments — for the disclosures required by SFAS 161.
In February 2008, the FASB issued FSP 157-2, Effective Date of SFAS No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, Monsanto will adopt the additional requirements of SFAS 157 that were deferred by FSP SFAS 157-2 in fiscal year 2010. The company is currently evaluating the impact on the consolidated financial statements of adopting the additional requirements of SFAS 157.
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

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
In December 2007, the FASB issued SFAS 141R. Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized at fair value as an intangible asset and amortized over its estimated useful life. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt SFAS 141R in fiscal year 2010. The company is currently evaluating the impact of SFAS 141R on the consolidated financial statements.
NOTE 3. BUSINESS COMBINATIONS

In the first half of 2009, Monsanto paid approximately $5 million of contingent consideration related to fiscal year 2007 regional U.S. seed company acquisitions.
2009 Acquisition: In December 2008, Monsanto acquired 100 percent of the outstanding stock of Aly Participacoes Ltda. (Aly), which operates the sugarcane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil, for $264 million (net of cash acquired), inclusive of transaction costs of less than $1 million.
A charge of $162 million was recorded in research and development expenses in fiscal year 2009, for the write-off of acquired IPR&D. The Income Approach valuation method was used to determine the fair value of the research projects. In developing assumptions for the valuation model, Monsanto used historical expense of Aly and other comparable data to estimate expected pricing, margins and expense levels. Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amount allocated to IPR&D was expensed immediately, in accordance with generally accepted accounting principles. The significant assumptions used to determine the fair value of IPR&D related to the Aly acquisition were as follows:

(Dollars in millions)

Weighted Average Discount Rate	17%
Expected Costs to Complete (undiscounted)	$166
Expected Years of Product Launches	2010 - 2019

The purchase price for this acquisition was primarily allocated to intangible assets, goodwill, and fixed assets. The primary items that generated the goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforces.
2008 Acquisitions: In June 2008, Monsanto acquired 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V., and a related company, a leading protected-culture vegetable seeds company, for approximately $759 million (net of cash acquired), inclusive of transaction costs of $4 million.
In July 2008, Monsanto acquired Marmot, S.A., which operates Semillas Cristiani Burkard, a privately held seed company headquartered in Guatemala City, Guatemala, for $135 million (net of cash acquired), inclusive of transaction costs of $3 million.
In September 2007, Monsanto acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $91 million (net of cash acquired), inclusive of transaction costs of approximately $1 million.
In fiscal year 2008, Monsanto completed other acquisitions for approximately $18 million, inclusive of transaction costs of $2 million. The financial results of these businesses were included in the company’s consolidated financial statements from the respective dates of acquisition.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

For all fiscal year 2009 and 2008 acquisitions described above, the business operations and employees of the acquired entities were included within the Seeds and Genomics segment from their respective dates of acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the third and fourth quarter 2008 acquisitions and the fiscal year 2009 acquisition are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets. Proforma information related to acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations is not considered to be significant.
As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of certain acquired subsidiaries. Through Feb. 28, 2009, estimated costs of $3 million have been recognized as long-term liabilities in the purchase price allocations above, and $1 million has been charged against these liabilities, primarily related to payments for employee terminations. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.
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
Monsanto accounts for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto records its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto does not recognize any servicing asset or liability because the servicing fee is considered adequate compensation for the servicing activities. Servicing revenues collected and earned net of discounts on the sale of customer loans were $1 million during the six months ended Feb. 28, 2009. Servicing expenses and discounts on the sale of customer loans were $2 million during the six months ended Feb. 29, 2008.
Proceeds from customer loans sold through the financing program totaled $130 million for the first six months of fiscal year 2009. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no proceeds from customer loans sold for the first six months of fiscal year 2008. The loan balance outstanding as of Feb. 28, 2009, and Aug. 31, 2008, was $8 million and $66 million, respectively. Loans are considered delinquent when payments are 31 days past due. If a customer fails to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Feb. 28, 2009, and Aug. 31, 2008, less than $1 million of loans sold through this financing program were delinquent, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure. Adverse

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

changes in the actual loss rate would increase the liability. If Monsanto is called upon to make payments under the first-loss guarantee, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has an agreement with a lender to establish a program that originally provided financing of up to $250 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Proceeds from the transfer of receivables through the program totaled $91 million for each of the first six months of fiscal years 2009 and 2008. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $7 million and $10 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $132 million as of Feb. 28, 2009. The loan balance outstanding for these programs was $132 million and $187 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, Monsanto has similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $51 million and $50 million for the first six months of fiscal years 2009 and 2008, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $8 million and $11 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $75 million as of Feb. 28, 2009. The loan balance outstanding for these programs was $75 million and $92 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively.
Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $1 million and $3 million for the first six months of fiscal years 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Feb. 28, 2009, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $2 million as of Feb. 28, 2009. The outstanding balance of the receivables sold was $2 million and $33 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively.
NOTE 5. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $209 million and $218 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively.
Long-term receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $145 million and $179 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively. This decrease was primarily due to the fluctuation in the currency translation rate of the Brazilian real.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 6. INVENTORY

Components of inventory are:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2009	2008

Finished Goods	$1,614	$1,023
Goods In Process	1,287	1,267
Raw Materials and Supplies	386	358

Inventory at FIFO Cost	3,287	2,648
Excess of FIFO over LIFO Cost	(175)	(195)

Total	$3,112	$2,453

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first half of fiscal year 2009, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2008	$3,070	$62	$3,132
Acquisition Activity (see Note 3)	112	—	112
Effect of Foreign Currency Translation Adjustments and Other	(209)	—	(209)

Balance as of Feb. 28, 2009	$2,973	$62	$3,035

In the first half of 2009, preliminary purchase price allocations for some of the 2008 acquisitions were updated.
Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2009			As of Aug. 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,132	$(574)	$558	$1,174	$(578)	$596
Acquired Biotechnology Intellectual Property	839	(553)	286	847	(519)	328
Trademarks	379	(78)	301	398	(75)	323
Customer Relationships	296	(72)	224	305	(62)	243
Other	75	(33)	42	71	(30)	41

Total	$2,721	$(1,310)	$1,411	$2,795	$(1,264)	$1,531

See Note 3 — Business Combinations — for additional information relating to other intangible assets.
Total amortization expense of other intangible assets was $39 million and $37 million in second quarter of fiscal years 2009 and 2008, respectively. Total amortization expense of other intangible assets for the six months ended Feb. 28, 2009, and Feb. 29, 2008, was $72 million and $80 million, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of Feb. 28, 2009, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
NOTE 8. INVESTMENTS AND EQUITY AFFILIATES

Investments
Other current assets as of Feb. 28, 2009, and Aug. 31, 2008, included $30 million and $132 million, respectively, of short-term investments of fixed-term deposits and commercial paper with original maturities of one year or less, stated at fair value.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

During first quarter 2008, Monsanto invested in long-term equity securities, which are considered available-for-sale. As of Feb. 28, 2009, and Aug. 31, 2008, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $11 million and $23 million, respectively. Net unrealized losses (net of deferred taxes) of $13 million and $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Feb. 28, 2009, and Aug. 31, 2008, respectively.
During second quarter 2008, Monsanto received $38 million of Solutia common stock as part of the settlement of its claims against Solutia. During fourth quarter 2008, Monsanto sold the Solutia common stock and realized a loss of less than $1 million. See Note 20 — Solutia-Related Income — for further information.
Equity Affiliates
During second quarter 2008, Monsanto purchased a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Feb. 28, 2009, and Aug. 31, 2008, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $57 million and $50 million, respectively. Monsanto purchased $41 million and $140 million of inventory from the seed supplier for the three and six months ended Feb. 28, 2009, respectively, and $24 million for the three and six months ended Feb. 29, 2008. There were no sales of inventory to the seed supplier in either 2009 or 2008. As of Feb. 28, 2009, and Aug. 31, 2008, the amount payable to the seed supplier is approximately $23 million and $1 million, respectively, and is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position.
NOTE 9. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. As a result of the agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue related to this agreement of $20 million was recorded for the three months ended Feb. 28, 2009, and Feb. 29, 2008, and revenue of $40 million was recorded for the six months ended Feb. 28, 2009, and Feb. 29, 2008. As of Feb. 28, 2009, and Aug. 31, 2008, the remaining receivable balance is $534 million and $629 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Feb. 28, 2009, and Aug. 31, 2008, the remaining deferred revenue balance is $516 million and $555 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $5 million and $10 million for the three and six months ended Feb. 28, 2009, respectively. Interest income for the three and six months ended Feb. 29, 2008, was $5 million and $11 million, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Feb. 28, 2009, and Aug. 31, 2008, $68 million and $67 million, respectively, is included in long-term receivables on the Condensed Statements of Consolidated Financial Position related to the net present value of expected payments under this agreement. The interest portion of this receivable is reported in interest income in the Statement of Consolidated Operations and is less than $1 million and $1 million for the three and six months ended Feb. 28, 2009, respectively. As of Feb. 28, 2009 and Aug. 31, 2008, the remaining deferred revenue balance of $67 million is included in long-term deferred revenue in the Condensed Statements of Consolidated Financial Position.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 10. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During the first half of 2009 several domestic and ex-US tax audits were resolved favorably. On Oct. 3, 2008, the retroactive extension of the research and development credit was enacted as part of the Emergency Economic Stabilization Act of 2008. In the first half of 2009, Monsanto recorded an income tax benefit of $95 million primarily as a result of these items. Monsanto has total unrecognized tax benefits of $331 million as of Feb. 28, 2009, of which $223 million would favorably impact the tax rate if recognized.
NOTE 11. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157. As required, effective Sept. 1, 2008, Monsanto adopted SFAS 157, FSP SFAS 157-2 and FSP SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active. SFAS 157 provides a framework for measuring fair value. SFAS 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. Monsanto did not have any deferred gains or losses at inception of derivative contracts and therefore no adjustment to opening retained earnings was made upon adoption of SFAS 157.
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

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table sets forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Feb. 28, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Feb. 28, 2009 Using
				Amount Reported in
	Quoted Prices in Active			Condensed Statement
	Markets for Identical	Significant Other		of Consolidated
	Items	Observable Inputs	Cash Collateral	Financial Position as of
(Dollars in millions)	(Level 1)	(Level 2)	Offset(1)	Feb. 28, 2009

Assets at Fair Value:
Cash Equivalents	$1,744	$—	$—	$1,744
Short-Term Investments	30	—	—	30
Equity Securities	11	—	—	11
Derivative Assets Related to:
Foreign Currency	—	172	—	172
Commodities	10	—	(10)	—

Total Assets at Fair Value	$1,795	$172	$(10)	$1,957

Liabilities at Fair Value:
Derivative Liabilities Related to:
Foreign Currency	—	31	—	31
Commodities	150	46	(150)	46

Total Liabilities at Fair Value	$150	$77	$(150)	$77

(1)	As allowed by FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
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
Foreign currency hedges: The foreign currency derivative instruments that Monsanto currently uses are forward and option contracts and futures, as well as net investment hedges to offset the translation adjustments arising from investment in the company’s Brazilian subsidiaries. Valuations are based on broker-quoted prices based on similar instruments in active markets, adjusted for credit risk, which are classified as Level 2. The foreign currency assets are included in miscellaneous receivables and other assets and foreign currency liabilities are included in miscellaneous short-term accruals on the Condensed Statements of Consolidated Financial Position.
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

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
NOTE 12. FINANCIAL INSTRUMENTS

Monsanto’s business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign-currency exchange rates and interest rates. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. As part of its market risk management strategy, Monsanto uses derivative instruments to protect fair values and cash flows from fluctuations caused by volatility in currency exchange rates, commodity prices and interest rates.
Cash Flow Hedges
The company uses foreign-currency options and foreign-currency forward contracts as hedges against anticipated sales or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates.
Monsanto’s commodity price risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly in corn and soybeans, can cause the actual prices paid to production growers for corn and soybean seeds to differ from anticipated cash outlays. Monsanto uses commodity futures and options contracts to manage these risks. Monsanto’s energy risk management strategy is to use derivative instruments to minimize significant unanticipated manufacturing cost fluctuations that may arise from volatility in natural gas prices and diesel prices.
Monsanto’s interest rate risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the company’s borrowings and to manage the interest rate sensitivity of its debt.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions, excluding interest payments on variable-rate debt) is 30 months for foreign-currency hedges and 54 months for commodity hedges. During the next 12 months, a pre-tax net loss of approximately $24 million will be reclassified from other comprehensive income into earnings. No cash flow hedges were discontinued during second quarter 2009.
Fair-Value Hedges
The company uses commodity futures and options contracts as fair-value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as a fair-value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Activities, had an immaterial effect on earnings in the three months ended Feb. 28, 2009. No fair-value hedges were discontinued during second quarter 2009.
Net Investment Hedges
In order to protect itself against adverse changes in the Brazilian real, the company hedges a portion of its net investment in Brazilian subsidiaries. Gains or losses on derivative instruments that are designated as a net investment hedge are included in accumulated foreign currency translation adjustment and reclassified into earnings in the period during which the hedged net investment is sold or liquidated.
Derivatives Not Designated as Hedging Instruments
The company uses foreign-currency contracts to hedge the effects of fluctuations in exchange rates on foreign-currency-denominated third-party and intercompany receivables and payables. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The company uses commodity option contracts to hedge anticipated cash payments to corn growers in Mexico and Brazil, which can fluctuate based on changes in corn price. Since these option contracts do not meet the provisions specified by SFAS 133, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2009, were as follows:

(Dollars in millions)	Notional Amount

Derivatives Designated as Hedges:
Foreign Exchange Contracts	$1,457
Commodity Contracts	847

Total Derivatives Designated as Hedges	$2,304

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	$1,555
Commodity Contracts	4

Total Derivatives Not Designated as Hedges	$1,559

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of Feb. 28, 2009, were as follows:

(Dollars in millions)	Balance Sheet Location	Fair Value

Asset Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	$106
Foreign Exchange Contracts	Other assets	59
Commodity Contracts	Other current assets(1)	10

Total Derivatives Designated as Hedges		175

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	7

Total Derivatives Not Designated as Hedges		7

Total Asset Derivatives		$182

Liability Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	$17
Commodity Contracts	Other current assets(1)	125
Commodity Contracts	Other assets(1)	23
Commodity Contracts	Miscellaneous short-term accruals	26
Commodity Contracts	Other liabilities	20

Total Derivatives Designated as Hedges		211

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	14
Commodity Contracts	Other current assets(1)	2

Total Derivatives Not Designated as Hedges		16

Total Liability Derivatives		$227

(1)	As allowed by FSP FIN 39-1, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statement of Consolidated Financial Position. See Note 11 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statement of Consolidated Financial Position as of Feb. 28, 2009.
The gains and losses on the company’s derivative instruments during second quarter 2009 were as follows:

	Amount of Gain or (Loss)		Amount of Gain or
	Recognized in AOCI(1)	Income Statement	(Loss) Recognized in
(Dollars in millions)	(Effective Portion)	Classification	Income(2)(3)

Derivatives Designated as Hedges:
Fair-Value Hedges:
Commodity Contracts(4)		Cost of goods sold	$5
Cash Flow Hedges:
Foreign Exchange Contracts	$—	Net sales	10
Foreign Exchange Contracts	7	Cost of goods sold	10
Commodity Contracts	(49)	Cost of goods sold	20
Interest Rate Contracts	—	Interest expense	(1)
Net Investment Hedges:
Foreign Exchange Contracts	(2)	N/A(5)	—

Total Derivatives Designated as Hedges	(44)		44

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts		Other expense, net	3
Commodity Contracts		Cost of goods sold	—

Total Derivatives Not Designated as Hedges			3

Total Derivatives	$(44)		$47

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under SFAS 133, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Gain on commodity cash flow hedges includes a loss of $4 million from ineffectiveness. No gains or losses were excluded from the assessment of hedge effectiveness during the period.

(4)	Gain on commodity fair value hedges is offset by a loss of $5 million on the underlying hedged inventory.

(5)	Gain or loss would only be reclassified into income during the period in which the hedged net investment was sold or liquidated.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements;

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position on Feb. 28, 2009, is $70 million, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
NOTE 13. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for eligible retired employees, the latter through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 28, 2009			Three Months Ended Feb. 29, 2008
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$12	$1	$13	$10	$2	$12
Interest Cost on Benefit Obligation	26	4	30	25	3	28
Assumed Return on Plan Assets	(28)	(5)	(33)	(28)	(4)	(32)
Amortization of Unrecognized Net Loss	9	2	11	10	—	10

Total Net Periodic Benefit Cost	$19	$2	$21	$17	$1	$18

	Six Months Ended Feb. 28, 2009			Six Months Ended Feb. 29, 2008
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$24	$3	$27	$20	$3	$23
Interest Cost on Benefit Obligation	53	8	61	48	6	54
Assumed Return on Plan Assets	(58)	(9)	(67)	(55)	(8)	(63)
Amortization of Unrecognized Net Loss	19	2	21	19	1	20

Total Net Periodic Benefit Cost	$38	$4	$42	$32	$2	$34

Health Care and Other Postretirement Benefits	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008

Service Cost for Benefits Earned During the Period	$3	$3	$6	$6
Interest Cost on Benefit Obligation	4	4	9	8
Amortization of Unrecognized Net Gain	(4)	(1)	(8)	(1)

Total Net Periodic Benefit Cost	$3	$6	$7	$13

In the first half of 2009 and 2008, Monsanto contributed $30 million and $60 million, respectively, to its U.S. qualified plan and $4 million and $3 million, respectively, to plans outside the United States. As of Feb. 28, 2009, management expects to make additional contributions of approximately $30 million and $4 million to the company’s pension plans in the United States and outside the United States, respectively, in fiscal year 2009. However, as a result of the recent global financial market downturn and decline in plan asset values, Monsanto is currently assessing the impact on its benefit plans funded status. Pending a final determination, additional plan contributions exceeding these amounts are reasonably possible.
In December 2008, the assets of the Seminis Vegetable Seeds Retirement Plan were transferred into the Monsanto Savings and Investment Plan.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Employee Savings Plan
The Monsanto leveraged employee stock ownership plan (Monsanto ESOP) debt was restructured in November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. As a result of these commitments and enhancements related to this restructuring, an additional liability of $8 million due to the Monsanto ESOP from the company was recorded in first quarter 2009 and is included in other liabilities on the Condensed Statement of Consolidated Financial Position.
NOTE 14. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2009, and Feb. 29, 2008. Stock-based compensation cost capitalized in inventory was $8 million and $5 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively.

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008

Cost of Goods Sold	$4	$2	$8	$4
Selling, General and Administrative Expenses	19	16	35	30
Research and Development Expenses	6	4	12	7

Pre-Tax Stock-Based Compensation Expense	29	22	55	41
Income Tax Benefit	(10)	(8)	(19)	(15)

Net Stock-Based Compensation Expense	$19	$14	$36	$26

During the six months ended Feb. 28, 2009, Monsanto granted 2,825,230 stock options and 175,180 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP during the six months ended Feb. 28, 2009. In addition, during the six months ended Feb. 28, 2009, 12,035 shares of deferred stock and 853 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the six months ended Feb. 28, 2009, was $37.45 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $107 million as of Feb. 28, 2009, and will be recognized as expense over a weighted-average period of 2.4 years.
The weighted-average grant-date fair value of restricted stock units granted during the six months ended Feb. 28, 2009, was $81.79 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $1 million and $99 million, respectively, as of Feb. 28, 2009, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.8 years and 2.9 years, respectively, as of Feb. 28, 2009. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the six months ended Feb. 28, 2009, was $114.25, per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Feb. 28, 2009, and will be recognized as expense over a weighted-average period of six months.
NOTE 15. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008

Comprehensive Income	$947	$1,357	$690	$1,893

The components of accumulated other comprehensive loss are as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2009	2008

Accumulated Foreign Currency Translation Adjustments	$(695)	$192
Net Unrealized Loss on Investments, Net of Tax	(13)	(5)
Net Accumulated Derivative Income (Loss), Net of Tax	(30)	43
Postretirement Benefit Plan Activity, Net of Tax	(298)	(308)

Accumulated Other Comprehensive Loss	$(1,036)	$(78)

The significant decreases in comprehensive income and accumulated foreign currency translation adjustments are primarily related to fluctuations in the currency translation rates of the Brazilian real and European euro.
NOTE 16. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and six months ended Feb. 28, 2009, and Feb. 29, 2008, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive.
Approximately 5 million and 2.4 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and six months ended Feb. 28, 2009, and Feb. 29, 2008, respectively. Of those antidilutive options, approximately 5 million and less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the three and six months ended Feb. 28, 2009, and Feb. 29, 2008, respectively, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Six Months Ended
(Shares in millions)	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008

Weighted-Average Number of Common Shares	546.6	547.8	547.3	547.0
Dilutive Potential Common Shares	8.6	11.4	9.0	11.5

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Six Months Ended
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008

Interest	$55	$57
Taxes	105	159

During the first half of fiscal 2009 and 2008, the company recorded the following noncash investing and financing transaction: In second quarter 2009 and 2008, the board of directors declared a dividend which was payable in third quarter 2009 and 2008, respectively. As of Feb. 28, 2009, and Feb. 29, 2008, a dividend payable of $145 million and $96 million, respectively, was recorded.
NOTE 18. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims, including claims related to pollination variations in South Africa. With respect to certain of these proceedings and claims, Monsanto has a liability recorded of $315 million and $272 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2008, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. This is a companion case to Carter, et al. v. Monsanto, et al., that was filed in the same state court Aug. 4, 2000, and alleges property damage due to dioxin contamination. Monsanto is named as the successor in interest to the liabilities of Pharmacia in both cases. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia Inc. and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. On Jan. 8, 2008, the trial court issued an order certifying the Carter and Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) cases as class actions matters. The court has not set a trial date for these cases. On Oct. 1, 2007, 78 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. Except for the name of the plaintiff, each complaint is identical and each alleges personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. These cases are related to, and were filed in the same court as, the Allen and Carter actions described above. Monsanto has agreed to accept the tenders of defense in the matters by Akzo Nobel and Flexsys America. These 78 personal injury cases have not been certified for class action status. On Nov. 21, 2008, Monsanto removed all cases,

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

including the personal injury matters, to federal court based on recent revelations from plaintiffs that afford the opportunity to assert Federal Officers’ defense to the litigation. Plaintiffs filed a motion to remand the cases to West Virginia state court and the federal court granted that motion, in part, on Dec. 19, 2008. The personal injury cases and the Bibb case were remanded to the state court but the federal court retained jurisdiction in the Carter case.
Including litigation reflected in the above liability, Monsanto is involved in various legal proceedings that arise in the ordinary course of its business or pursuant to Monsanto’s indemnification obligations to Pharmacia, as well as proceedings that management has considered to be material under SEC regulations. Some of the lawsuits seek damages in very large amounts or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal arguments and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. Although the ultimate liabilities resulting from such proceedings, or the proceedings reflected in the above liability, may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity. A description of one of these proceedings appears below.
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2008, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. All parties have agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by Court Order on May 22, 2008. On July 11, 2008, all parties filed motions for summary judgment on the issue of liability. These motions are set to be heard by the Court on April 29, 2009. In addition, on Sept. 29, 2008, the Court ruled on the parties’ joint motion to bifurcate the liability and remedies phases of the case, directing that within 30 days of a ruling on summary judgment, the parties should contact the magistrate for a status conference to address requests for further discovery and proceedings with respect to remedies. The amount of a potential loss, if any, is not currently determinable.
Guarantees: Disclosure regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2008. Disclosures regarding these guarantees made by Monsanto can be found in Note 23 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
NOTE 19. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The sugarcane business acquired in second quarter 2009 is included in the all other crops seeds and traits operating segment. The Agricultural Productivity segment consists of the crop protection products and lawn-and-garden herbicide products. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. Within the Agricultural Productivity segment, the significant operating segments are ROUNDUP and other glyphosate-based products

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008

Net Sales(1)
Corn seed and traits	$2,078	$1,747	$2,706	$2,214
Soybean seed and traits	615	455	827	617
Cotton seed and traits	33	40	80	82
Vegetable seeds	209	206	366	336
All other crops seeds and traits	107	97	162	132

Total Seeds and Genomics	$3,042	$2,545	$4,141	$3,381

ROUNDUP and other glyphosate-based herbicides	$776	$982	$2,135	$1,990
All other agricultural productivity products	217	200	408	405

Total Agricultural Productivity	$993	$1,182	$2,543	$2,395

Total	$4,035	$3,727	$6,684	$5,776

EBIT(2)(3)
Seeds and Genomics	$1,212	$1,077	$1,277	$1,057
Agricultural Productivity	326	601	999	985

Total	$1,538	$1,678	$2,276	$2,042

Depreciation and Amortization Expense(4)
Seeds and Genomics	$105	$94	$208	$193
Agricultural Productivity	30	44	62	88

Total	$135	$138	$270	$281

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income from discontinued operations of $1 million and $11 million for the three months ended Feb. 28, 2009, and Feb. 29, 2008, respectively, and $19 million and $20 million for the six months ended Feb. 28, 2009, and Feb. 29, 2008, respectively.

(4)	Agricultural Productivity depreciation and amortization expense includes $10 million and $20 million from discontinued operations for the three and six months ended Feb. 29, 2008, respectively.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008	Feb. 28, 2009	Feb. 29, 2008

EBIT(1)	$1,538	$1,678	$2,276	$2,042
Interest Expense (Income) — Net	8	(6)	6	(4)
Income Tax Provision(2)	438	555	622	661

Net Income	$1,092	$1,129	$1,648	$1,385

(1)	Includes the income from operations of discontinued businesses and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax provision (benefit) on minority interest and the income tax provision from discontinued operations.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 20. SOLULTIA-RELATED INCOME

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
NOTE 21. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the six months ended Feb. 28, 2009, income from operations of discontinued businesses included a $11 million pre-tax gain related to the sale.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

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
In the fourth quarter of 2008, we entered into an agreement to divest the Dairy business. This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations and has been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Statements of Consolidated Operations have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment. See Note 21 — Discontinued Operations — for further details.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Financial information for the first six months of fiscal year 2009 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 19 — Segment Information — for a reconciliation of EBIT to net income for the six months ended Feb. 28, 2009, and Feb. 29, 2008.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales increased $308 million in the three-month comparison and $908 million in the six month comparison. In second quarter 2009, net sales improved primarily as a result of increased sales of corn and soybean seed and traits in the United States partially offset by a decrease in sales of ROUNDUP and other glyphosate-based herbicides in most regions. We recorded an after-tax charge of $107 million ($162 million pretax), or $0.19 per share, associated with the acquisition of Aly Participacoes Ltda. (Aly). In first half 2009, net sales increased primarily as a result of increased sales of corn and soybean seed and traits in the United States combined with higher sales of ROUNDUP and other glyphosate-based herbicides in Brazil. Net income in first half 2009 was $2.96 per share, compared with $2.48 per share in first half 2008.
Financial Condition, Liquidity, and Capital Resources — In first half 2009, net cash provided by operating activities was $1,495 million, compared with $1,877 million in the prior-year first half. This decrease is primarily due to the increase in inventory during the first half of 2009 which was partially offset by higher net income. Net cash required by investing activities was $359 million in first half 2009 compared to $404 million in first half 2008 as higher spending on capital and acquisitions was more than offset by proceeds from the sale of the Dairy business. Free cash flow was $1,136 million in first half of 2009 compared with $1,473 million in the prior-year first half.
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
ROUNDUP herbicides remain the market leader. We have experienced increased demand in recent years and have increased our average selling prices. We are implementing strategies to meet the future demand for ROUNDUP. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally. Our selective acetochlor herbicide products face increasing competitive pressures and a declining market, in part because of the rapid penetration of ROUNDUP READY corn in the United States.
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

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended,			Six Months Ended,
	Feb. 28, 2009	Feb. 29, 2008	% Change	Feb. 28, 2009	Feb. 29, 2008	% Change

Net Sales	$4,035	$3,727	8%	$6,684	$5,776	16%
Gross Profit	2,521	2,211	14%	4,071	3,250	25%
Operating Expenses:
Selling, general and administrative expenses	522	529	(1)%	1,072	985	9%
Research and development expenses	265	219	21%	517	418	24%
Acquired in-process research and development	162	—	NM	162	1	NM

Total Operating Expenses	949	748	27%	1,751	1,404	25%

Income from Operations	1,572	1,463	7%	2,320	1,846	26%
Interest expense	26	32	(19)%	49	66	(26)%
Interest income	(18)	(38)	(53)%	(43)	(70)	(39)%
Solutia-related income	—	(204)	NM	—	(187)	NM
Other expense — net	32	1	NM	58	3	NM

Income from Continuing Operations Before Income Taxes and Minority Interest	1,532	1,672	(8)%	2,256	2,034	11%
Income tax provision	440	552	(20)%	616	657	(6)%
Minority interest expense (income)	1	(1)	NM	3	6	(50)%

Income from Continuing Operations	1,091	1,121	(3)%	1,637	1,371	19%
Discontinued Operations:
Income from operations of discontinued businesses	1	11	(91)%	19	19	—
Income tax provision	—	3	NM	8	5	60%

Income on Discontinued Operations	1	8	(88)%	11	14	(21)%

Net Income	$1,092	$1,129	(3)%	$1,648	$1,385	19%

Diluted Earnings per Share:
Income from continuing operations	$1.97	$2.00	(2)%	$2.94	$2.45	20%
Income on discontinued operations	—	0.02	NM	0.02	0.03	(33)%

Net Income	$1.97	$2.02	(2)%	$2.96	$2.48	19%

NM = Not Meaningful

Effective Tax Rate (continuing operations)	29%	33%		27%	32%
Comparison as a Percent of Net Sales:
Gross profit	62%	59%		61%	56%
Selling, general and administrative expenses	13%	14%		16%	17%
Research and development expenses (excluding acquired IPR&D)	7%	6%		8%	7%
Total operating expenses	24%	20%		26%	24%
Income from continuing operations before income taxes and minority interest	38%	45%		34%	35%
Net income	27%	30%		25%	24%
Second Quarter Fiscal Year 2009

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales increased 8 percent in second quarter 2009 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 20 percent, and our Agricultural Productivity segment net sales declined 16 percent. The following table presents the percentage changes in second quarter 2009 worldwide net sales by segment compared with net sales in the

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Second Quarter 2009 Percentage Change in Net Sales vs. Second Quarter 2008
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	—	22%	(4)%	18%	2%	20%
Agricultural Productivity Segment	(30)%	20%	(6)%	(16)%	—	(16)%
Total Monsanto Company	(10)%	21%	(4)%	7%	1%	8%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2009 and 2008. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 14 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased 3 percentage points to 62 percent in second quarter 2009 primarily driven by the increase in corn and soybean seed and traits average net selling prices and the increase in sales in the Seeds and Genomics segment. Gross profit percentage in the Seed and Genomics segment increased 1 percentage point to 65 percent in second quarter 2009. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 6 percentage points to 55 percent in second quarter 2009. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 27 percent, or $201 million, in second quarter 2009 from the prior-year comparable quarter, primarily because of the $162 million pre-tax acquired in-process research and development (IPR&D) charge taken in second quarter 2009 related to the Aly acquisition. In the three-month comparison, selling, general and administrative (SG&A) expenses decreased 1 percent. R&D expenses increased 21 percent related to the increase in our investment in our product pipeline and acquisitions. As a percent of net sales, SG&A expenses decreased 1 percentage point to 13 percent, and R&D expenses increased 1 percentage point to 7 percent in the three-month comparison.
Interest expense decreased $6 million in the three-month comparison because we had higher interest capitalized on construction during second quarter 2009 reducing net interest expense.
Interest income decreased $20 million in the quarter-over-quarter comparison because of lower average cash balances in Brazil and Europe in second quarter 2009.
Solutia-related income was $204 million in the prior year quarter. We recorded a gain of $210 million pretax (Solutia-related gain), associated with the settlement of our claim on Feb. 28, 2008, in connection with Solutia’s emergence from bankruptcy. Since Solutia has emerged from bankruptcy, any related expenses for these assumed liabilities are now included within operating expenses.
Other Expense — net was $32 million in second quarter 2009, compared with $1 million in the prior-year quarter. The increase is primarily due to foreign currency losses in Europe and Brazil.
Income tax provision was $440 million in second quarter 2009, a decrease of $112 million from the prior-year quarter. The effective tax rate decreased to 29 percent in second quarter 2009 from 33 percent in second quarter 2008. The effective rate for second quarter 2008 was affected by our Solutia-related gain for which taxes were provided at a higher U.S. based rate. Second quarter 2009 included several discrete tax adjustments resulting in a tax benefit of $51 million. The majority of this benefit was the result of the resolution of several domestic and ex-US tax audits. Without these items, our effective tax rate for second quarter 2009 would have been comparable to the 2008 rate.
First Half of Fiscal Year 2009

The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2009 and 2008 income from continuing operations:

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Net sales increased 16 percent in first half 2009 from the same period a year ago. Our Seeds and Genomics segment net sales improved 22 percent and our Agricultural Productivity segment net sales improved 6 percent. The following table presents the percentage changes in first half 2009 worldwide net sales by segment compared with net sales in the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2009 Percentage Change in Net Sales vs. First Half 2008
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	2%	21%	(3)%	20%	2%	22%
Agricultural Productivity Segment	(23)%	31%	(2)%	6%	—	6%
Total Monsanto Company	(8)%	25%	(3)%	14%	2%	16%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2009 and 2008. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 25 percent in the six-month comparison. Gross profit percentage for the total company increased 5 percentage points to 61 percent in first half 2009 driven by increases in average net selling prices of corn seed and traits, ROUNDUP and other glyphosate-based herbicides and soybean seed and traits. Gross profit percentage in the Seed and Genomics segment increased 1 percentage point to 64 percent in first half 2009. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 9 percentage points to 56 percent in the first six months of 2009. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 25 percent, or $347 million, in first half 2009 from the prior-year comparable half, primarily because of the $162 million pre-tax acquired IPR&D charge in 2009 related to the Aly acquisition. In the six-month comparison, SG&A expenses increased 9 percent and R&D expenses increased 24 percent primarily because of the Seeds and Genomics business growth and acquisitions and the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 1 percentage point to 16 percent, and R&D expenses increased 1 percentage point to 8 percent in the six-month comparison.
Interest expense decreased $17 million in the six-month comparison because we had no borrowings of commercial paper during first half 2009 and we had higher interest capitalized on construction during first half 2009 reducing net interest expense.
Interest income decreased $27 million in the six-month comparison because of less interest earned on lower average cash balances in Brazil and Europe in first half 2009.
Solutia-related income was $187 million in first half 2008 as a result of our Solutia-related gain. Since Solutia has emerged from bankruptcy, any related expenses for these assumed liabilities are now included within operating expenses.
Other Expense — net was $58 million in second quarter 2009, compared with $3 million in the prior-year first half. The increase is primarily due to foreign currency losses in Brazil and Europe.
Income tax provision was $616 million in first half 2009, a decrease of $41 million from the prior-year comparable period. The effective tax rate decreased to 27 percent from 32 percent in the prior period. The effective rate for first half 2008 was affected by our Solutia-related gain for which taxes were provided at a higher U.S.-based rate. First half 2009 included several discrete tax adjustments resulting in a tax benefit of $95 million. The majority of this benefit was the result of the resolution of several domestic and ex-US tax audits and the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008. Without these items, our effective tax rate for first half 2009 would have been comparable to the 2008 rate.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended,			Six Months Ended,
	Feb. 28,	Feb. 29,		Feb. 28,	Feb. 29,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change

Net Sales
Corn seed and traits	$2,078	$1,747	19%	$2,706	$2,214	22%
Soybean seed and traits	615	455	35%	827	617	34%
Cotton seed and traits	33	40	(18)%	80	82	(2)%
Vegetable seeds	209	206	1%	366	336	9%
All other crops seeds and traits	107	97	10%	162	132	23%

Total Net Sales	$3,042	$2,545	20%	$4,141	$3,381	22%

Gross Profit
Corn seed and traits	$1,412	$1,173	20%	$1,815	$1,458	24%
Soybean seed and traits	373	269	39%	518	380	36%
Cotton seed and traits	21	33	(36)%	47	57	(18)%
Vegetable seeds	115	113	2%	195	177	10%
All other crops seeds and traits	56	46	22%	80	57	40%

Total Gross Profit	$1,977	$1,634	21%	$2,655	$2,129	25%

EBIT(1)	$1,212	$1,077	13%	$1,277	$1,057	21%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 19 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2009

Net sales of corn seed and traits increased 19 percent, or $331 million, in the three-month comparison, primarily because of increased sales of U.S corn seed and traits, mostly due to an increase in the average net selling price which is partly due to a demand shift to higher margin triple trait corn products.
In second quarter 2009, net sales of soybean seed and traits increased 35 percent, or $160 million, in the three-month comparison primarily because of an increase in the average net selling price in the United States.
The net sales increases discussed throughout this section resulted in $343 million higher gross profit in second quarter 2009. Gross profit as a percent of sales for this segment increased 1 percentage point in the quarter-over-quarter comparison to 65 percent. This improvement was primarily driven by increased prices in U.S. corn seed and traits, U.S. soybean seed and traits and a demand shift to higher margin triple trait corn products. These positive factors were partially offset by higher costs in the United States resulting from higher commodity prices paid for our seed production and increased costs from product claims related to pollination variations with three hybrids of white corn grown solely in South Africa.
EBIT for the Seeds and Genomics segment increased $135 million to $1,212 million in second quarter 2009.
Seeds and Genomics Financial Performance — First Half of Fiscal Year 2009

The corn seed and traits sales explanations provided in the “Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2009” section of MD&A are also applicable for this comparison. Net sales of corn seed and traits increased 22 percent, or $492 million, in the six-month comparison.
Net sales of soybean seed and traits increased 34 percent, or $210 million, in first half 2009, when compared to the prior year first half primarily because of increased sales of soybean seed and traits in the United States driven by higher average net selling prices. Further, net sales volumes of U.S. soybean seed and traits improved in the six-month comparison driven by stronger customer demand and an anticipated increase in soybean acres.
Gross profit percentage for this segment increased 1 percentage point in the period-over-period comparison to 64 percent. This increase was primarily driven by increased prices in U.S. corn and U.S. soybeans and a demand shift to higher margin

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

triple trait corn products. These positive factors were partially offset by higher costs in the United State resulting primarily from higher commodity prices paid for our seed production and increased costs from product claims related to pollination variations with three hybrids of white corn grown solely in South Africa.
EBIT for the Seeds and Genomics segment increased $220 million to $1,277 million in the first half of 2009. The sales increases discussed in this section resulted in $526 million higher gross profit in the first half of 2009. In the six-month comparison, increased SG&A and R&D expenses related to the acquired IPR&D charge and the growth in the business partially offset the gross profit improvement.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended,			Six Months Ended,
(Dollars in millions)	Feb. 28, 2009	Feb. 29, 2008	% Change	Feb. 28, 2009	Feb. 29, 2008	% Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$776	$982	(21)%	$2,135	$1,990	7%
All other agricultural productivity products	217	200	9%	408	405	1%

Total Net Sales	$993	$1,182	(16)%	$2,543	$2,395	6%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$437	$478	(9)%	$1,241	$965	29%
All other agricultural productivity products	107	99	8%	175	156	12%

Total Gross Profit	$544	$577	(6)%	$1,416	$1,121	26%

EBIT(1)	$326	$601	(46)%	$999	$985	1%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 19 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2009

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 21 percent, or $206 million, in the three-month comparison. In second quarter 2009, net sales of ROUNDUP and other glyphosate-based herbicides decreased primarily in all regions due to decreased volumes. Sales volumes in the U. S. decreased primarily due to a softening of customer demand compared to second quarter 2008 when demand elevated due to the anticipation of future price increases. Sales volumes of ROUNDUP and other glyphosate-based herbicides decreased 39 percent in second quarter 2009 from second quarter 2008. However, the average net selling price increased in most regions in second quarter 2009 compared to second quarter 2008.
The net sales decreases discussed throughout this section resulted in $33 million less gross profit in second quarter 2009. Gross profit as a percent of sales for the Agricultural Productivity segment increased 6 percentage points to 55 percent in second quarter 2009 because of higher average selling prices for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment decreased $275 million to $326 million in second quarter 2009. A key factor in this decrease was our Solutia-related gain of $210 million which occurred in second quarter 2008.
Agricultural Productivity Financial Performance — First Half of Fiscal Year 2009

Net sales of ROUNDUP and other glyphosate-based herbicides increased 7 percent, or $145 million, in the six-month comparison. Net sales of ROUNDUP and other glyphosate-based herbicides increased primarily in Brazil. The average net selling price increased in most regions in the first half of 2009 compared to the first half of 2008. Sales volumes of ROUNDUP and other glyphosate-based herbicides decreased 28 percent in the first six months of 2009 from the first half of 2008. Demand was greater during the first half of 2008 in the U.S. as customers ordered and took volumes earlier in the season in anticipation of future price increases.
Gross profit percentage for the Agricultural Productivity segment increased 9 percentage points to 56 percent in the first half of 2009. This improvement was primarily because of an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides in the first half of 2009, when compared to first half 2008.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Gross profit increased $295 million because of higher sales of ROUNDUP and other glyphosate-based herbicides in first half 2009. EBIT for the Agricultural Productivity segment increased $14 million to $999 million in first half 2009.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of	As of	As of
	Feb. 28,	Feb. 29,	Aug. 31,
(Dollars in millions, except current ratio)	2009	2008	2008

Cash and cash equivalents	$2,004	$2,285	$1,613
Trade receivables, net	2,171	2,238	2,067
Inventory, net	3,112	2,248	2,453
Other current assets(1)	1,183	905	1,476

Total Current Assets	$8,470	$7,676	$7,609

Short-term debt	$110	$260	$24
Accounts payable	761	709	1,090
Accrued liabilities(2)	3,780	3,118	3,325

Total Current Liabilities	$4,651	$4,087	$4,439

Working Capital(3)	$3,819	$3,589	$3,170
Current Ratio(3)	1.82:1	1.88:1	1.71:1

(1)	Includes miscellaneous receivables, deferred tax assets, assets of discontinued operations and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 28, 2009, compared with Aug. 31, 2008: Working capital increased $649 million between Aug. 31, 2008, and Feb. 28, 2009, because of the following factors:
•	Inventory increased $659 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance as of Feb. 28, 2009.

•	Cash and cash equivalents increased $391 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Accounts payable decreased $329 million due to higher capital expenditures outstanding and timing of payments at Aug. 31, 2008, compared to Feb. 28, 2009.
These increases to working capital between Aug. 31, 2008, and Feb. 28, 2009, were partially offset primarily by the following factors:
•	Other current assets decreased $293 million primarily due the sale of the Dairy business during first quarter 2009.

•	Accrued liabilities increased $455 million. Income taxes payable increased $379 million due to strong U.S. results coupled with the timing of U.S. income tax payments. Further, deferred revenue increased $155 million related to customer prepayments, and grower production accruals increased $136 million representing amounts payable to producers who grow seed for us due to higher volumes and commodity prices. These increases were partially offset by a decrease of $187 million in accrued compensation and benefits due to the payment of employee incentives related to fiscal year 2008 but paid in first quarter 2009.
Feb. 28, 2009, compared with Feb. 29, 2008: Working capital increased $230 million between Feb. 28, 2009, and Feb. 29, 2008. The following factors increased working capital as of Feb. 28, 2009, compared with Feb. 29, 2008:

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

•	Inventory increased $864 million primarily because of increased corn production to support our market share growth in our global corn business and due to acquisitions. Our chemistry inventory increased due to delayed timing of sales, planned inventory build, as well as cost increases in certain raw materials required for herbicide production.

•	Short-term debt decreased $150 million primarily due to the repayment of $238 million of 4% Senior Notes which matured in 2008.
These working capital increases were partially offset by the following factors:
•	Cash and cash equivalents decreased $281 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Accrued liabilities increased $662 million. Income taxes payable increased $306 million primarily due to an increase in U.S. pre-tax income and a decrease in stock option exercises during the current year. Further, accrued marketing programs increased $173 million due to an increase in current year sales and grower production accruals increased $165 million representing amounts payable to producers who grow seed for us due to higher commodity prices and volumes.
Customer Financing Programs: We refer certain interested U.S. customers to a third-party specialty lender that makes loans directly to our customers. We established this revolving financing program of up to $250 million, which allows certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The funding availability may be less than $250 million if certain program requirements are not met. It also allows us to reduce our reliance on commercial paper borrowings. In second quarter 2009, we received $130 million from the proceeds of loans made to our customers through this financing program. There were no customer loans sold through the financing program in second quarter 2008. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originate these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidate, using our credit and other underwriting guidelines approved by the lender. We service the loans and provide a first-loss guarantee of up to $130 million. Following origination, the lender transfers the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We have no ownership interest in the lender, in the QSPE, or in the loans. We account for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
As of Feb. 28, 2009, and Aug. 31, 2008, the customer loans held by the QSPE and the QSPE’s liability to the conduits were $8 million and $66 million, respectively. The lender or the conduits may restrict or discontinue the facility at any time. If the facility were to terminate, existing loans would be collected by the QSPE over their remaining terms (generally 12 months or less), and we would revert to our past practice of providing these customers with direct credit purchase terms. Our servicing fee revenues from the program were not significant. As of Feb. 28, 2009, and Aug. 31, 2008, our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
We have an agreement with a lender to establish a program to provide financing of up to $250 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $91 million of proceeds through these customer financing programs in each of the first six months of 2009 and 2008. The amount of loans outstanding was $132 million and $187 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $132 million as of Feb. 28, 2009. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $7 million and $10 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $51 million and $50 million of proceeds

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

through these customer financing programs in the first six months of 2009 and 2008, respectively. The amount of loans outstanding was $75 million and $92 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $75 million as of Feb. 28, 2009. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $8 million and $11 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $1 million and $3 million for the first half of 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Feb. 28, 2009, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $2 million as of Feb. 28, 2009. The outstanding balance of the receivables sold was $2 million and $33 million as of Feb. 28, 2009, and Aug. 31, 2008, respectively.
Cash Flow

	Six Months Ended
	Feb 28,	Feb. 29,
(Dollars in millions)	2009	2008

Net Cash Provided by Operating Activities	$1,495	$1,877
Net Cash Required by Investing Activities	(359)	(404)

Free Cash Flow(1)	1,136	1,473

Net Cash Required by Financing Activities	(596)	(142)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(149)	88

Net Increase in Cash and Cash Equivalents	391	1,419
Cash and Cash Equivalents at Beginning of Period	1,613	866

Cash and Cash Equivalents at End of Period	$2,004	$2,285

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $1,495 million in first half 2009 compared with $1,877 million in first half 2008. This decrease was driven by the cash required for the increase in inventory. Further, the change in deferred revenue of $445 million in the six-month comparison occurred because of the introduction of the prepay program on ROUNDUP in Brazil last year. The cash received in second quarter 2008 of $163 million related to our Solutia-related gain also contributed to this decrease. These decreases were offset by the higher earnings which included the non-cash acquired IPR&D pre-tax charge of $162 million taken in second quarter 2009 related to the Aly acquisition.
Cash required by investing activities decreased $45 million in period-over-period comparison. In 2009, we received proceeds of $300 million related to the sale of the Dairy business. Offsetting this receipt of cash, our capital expenditures increased $147 million in the six-month comparison, to $461 million, primarily for the expansion of corn seed production facilities. We also used $273 million of cash for acquisitions in the first half of 2009 compared to $103 million in the first half of 2008.
The amount of cash required by financing activities was $596 million in first half of 2009 compared with $142 million in first half 2008. The net change in short-term financing was a use of cash of $18 million in first half 2009 compared with a use of $28 million in the prior-year first half. The change in cash required for long-term debt reductions was $69 million in first half 2009. Dividend payments increased 38 percent, or $72 million, because we paid dividends of 51 cents per share in first half 2009 compared with 35 cents per share in first half 2008. During first half 2009, treasury stock purchases required cash of $274 million compared to $121 million during first half 2008.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Capital Resources and Liquidity

	As of	As of	As of
	Feb. 28,	Feb. 29,	Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2009	2008	2008

Short-Term Debt	$110	$260	$24
Long-Term Debt	1,704	1,155	1,792
Total Shareowners’ Equity	9,604	9,299	9,374
Debt-to-Capital Ratio	16%	13%	16%

Total debt outstanding increased $399 million between Feb. 28, 2009, and Feb. 29, 2008, primarily because we issued $550 million of long-term debt in third quarter 2008. The net proceeds were used to finance the expansion of corn seed production facilities and were used to repay $238 million of 4% Senior Notes which matured in 2008.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012 to repay $484 million of 7 3/8 Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward starting interest rate swaps with a total notional amount of $250 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate until the debt is issued.
We expect to make additional contributions of approximately $30 million and $4 million to the company’s pension plans in the United States and outside the United States, respectively, in fiscal year 2009. However, as a result of the recent global financial market downturn and decline in plan asset values, we are currently assessing the impact on our benefit plans funded status. Pending a final determination, additional plan contributions exceeding these amounts are reasonably possible.
Dividend: In January 2009, we declared a quarterly dividend of 26.5 cents payable on April 24, 2009, to shareowners of record as of April 3, 2009.
Capital Expenditures: We expect 2009 capital expenditures to be in the range of $1 billion compared with $918 million in 2008. The largest component is expected to be projects to expand corn seed production facilities.
2009 Acquisition: In December 2008, we acquired Aly, which operates the sugarcane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil, for 616 million Brazilian reais or $264 million (net of cash acquired), inclusive of transaction costs of less than $1 million. We consummated the transaction with existing cash.
Recent Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the six months ended Feb. 28, 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.
2008 Acquisitions: In September 2007, we acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $91 million (net of cash acquired), inclusive of transaction costs of $1 million. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. We consummated the transaction with cash.
In June 2008, we acquired 100 percent of the outstanding stock of De Ruiter and a related company for approximately $759 million (net of cash acquired), inclusive of transaction costs of $4 million. De Ruiter is a leading protected-culture vegetable seeds company based in the Netherlands with operations worldwide. We consummated the transaction with existing cash after receiving approvals from the appropriate regulatory authorities.
In July 2008, we acquired Marmot, S.A., which operates Cristiani, a privately held seed company headquartered in Guatemala City, Guatemala, for $135 million (net of cash acquired), inclusive of transaction costs of $3 million. We consummated the transaction with existing cash.
2009 Contractual Obligation: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report of Form 10-K for the year ended Aug. 31, 2008, except for a decrease in our unrecognized tax benefits related to uncertain tax positions due primarily to the resolution of several domestic and ex-US tax audits. As of Feb. 28, 2009, this unrecognized tax benefit amount was $241 million.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Off-Balance Sheet Arrangement
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 18 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings — for further information.
OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. In the Agricultural Productivity segment, our glyphosate business has grown through increases in our average net selling prices and is expected to peak in 2009, and our selective chemistry business is expected to decline. As a result, we are striving to expand our seeds and traits business and working to maintain our position in our chemistry business.
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
We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable portfolio will focus on 25 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, and we expect that to lead to growth in that business. The acquisition of De Ruiter has broadened our focus to include the protected-culture vegetable seed market, which is a faster growing sector of the vegetable industry. The recent acquisition of Aly will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions by our seed businesses to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics in the near term. We believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2009, we expect that higher-value, triple stacked-trait products will represent a larger share of our total U.S. corn seed sales than they did in 2008. Acquisitions may also present near-term opportunities to increase penetration of our traits. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits while our competitors are delivering their first-generation traits.
Regulatory approvals have been completed in the United States, Canada, and various importing countries such as China, Japan, the European Union and most recently South Korea for ROUNDUP READY 2 YIELD soybeans, our second generation glyphosate-tolerant soybean product that will have a controlled commercial release in 2009.
Our next generation corn product is SMARTSTAX, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) corn pests and provides tolerance to the herbicides glyphosate and glufosinate. SMARTSTAX has the potential to significantly reduce the size of structured refuge in the corn belt from the current requirement of 20 percent to 5 percent, pending final approval from EPA. A key component of SMARTSTAX is YIELDGARD VT PRO which contains two distinct Bt proteins that control a broad spectrum of these above ground pests. Recently, the U.S. EPA and the Canadian Food Inspection Agency have approved YIELDGARD VT PRO, including a 5 percent refuge in the corn belt, for above ground pests only. The EPA also granted a reduced refuge from the current 50 percent to 20 percent for corn grown in cotton growing areas. In addition to full U.S. and Canadian approvals for YIELDGARD VT PRO, we have obtained import approvals in Mexico and Japan and the European Food Safety Authority recently published its positive scientific opinion on YIELDGARD VT PRO clearing the way for a potential EU import approval. Regulatory submissions have been initiated for SMARTSTAX corn in the U.S., Japan, Mexico, Canada, and the EU, and approvals have already been obtained for food and feed import in Japan. SMARTSTAX corn is anticipated to be launched in the United States in 2010, pending necessary regulatory approvals. Global cultivation opportunities were expanded for corn and cotton with approval in December 2008 for ROUNDUP READY Corn 2 and ROUNDUP READY Cotton in Brazil.
During 2007, we announced a long-term joint research and development and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all US and Canada regulatory submissions for the first biotech drought-tolerant corn product. Submission to other key import counties such as Japan, Mexico and Korea will be made in the months to come. Pending necessary approvals, the product is on track for a launch around 2012. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton and canola.
Our international traits businesses, in particular, will probably continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic environments. Although we see growth potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and BOLLGARD II, this business is currently operating under state governmental pricing directives that we believe limit near-term earnings growth from India.
In Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system to ensure that we capture value on all our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Continued commercial approval of new traits such as the recently approved YIELDGARD Corn Borer, along with timely approval of combined traits will provide the opportunity for a step change in contributions from seeds and traits. As noted above, YIELDGARD Corn Borer was approved recently, and was planted in the past growing season. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
It is likely that rulings of patent infringement from several ongoing court cases in Europe will be required before we can expect to capture value from ROUNDUP READY soybeans grown in Argentina. One Spanish case, which we have appealed, and a U.K. case have had adverse early results. We recently settled the U.K. case, and both we and the defendants have dismissed our appeals of that matter. The first case in Holland has now been referred to the European Court of Justice

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

(“ECJ”) for an interpretation of the EU patent law for biotech products. This will probably take up to two years. The decision on appeal of the first Spanish case was also adverse and we are appealing that decision to the Supreme Court. It is likely that all cases will now be stayed pending the outcome of the ECJ ruling. Meanwhile, we are continuing to discuss alternative arrangements with various stakeholders. However, we have no certainty that any of these discussions will lead to an income producing outcome in the near term. We do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for the technology.
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies including us to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The legality of the suspension will be decided after a full hearing before the court later this year. The European Food Safety Authority (EFSA) has issued its opinion in which it states the French suspension is not supported on a scientific basis.
Agricultural Productivity
We believe our ROUNDUP herbicide business will peak in 2009 and continue to generate a significant source of cash and gross profit thereafter. Prices of generic formulations of glyphosate herbicides increased during 2008. Against a background of increased global capacity and softening of raw material values, prices of generic formulations of glyphosate are now trending back towards prior levels. We have experienced increased demand in recent years, and we are increasing production capacity at our Luling, Louisiana, plant to meet the anticipated future demand for ROUNDUP, as well as for our glyphosate supply business. We will continue to actively manage our inventory and other costs and offer product innovations, superior customer service and logistics and marketing programs to support or allow us to maintain premium prices commensurate with our brands’ value. Further expansion of crops with our ROUNDUP READY traits may also incrementally increase sales of our ROUNDUP products.
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
The lawn-and-garden business should continue benefiting from the ROUNDUP brand equity in the marketplace and remain a strong cash generator for Monsanto. Driving demand to more profitable products will be used to offset higher production cost and increased commission expenses owed to The Scott’s Miracle-Gro Company.
Other Information
As discussed in Note 18 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2008.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

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
During second quarter 2009, we amended our accounting policy on marketing programs from our Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Accrued marketing program costs are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. We introduced new marketing programs during second quarter 2009 providing certain customers price protection consideration if standard published prices are lowered from the price the distributor paid on eligible products. The associated cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience) is used as a basis for the liability. Management analyzes and reviews the marketing programs on a quarterly basis and adjustments are recorded as appropriate.
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
NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP SFAS 141R-1). This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, we will adopt FSP SFAS 141R-1 in fiscal year 2010. We are currently evaluating the impact of this FSP on the consolidated financial statements.
In December 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). This issue clarifies the accounting for defensive assets, which are separately identifiable intangible assets acquired in an acquisition which an entity does not intend to actively use but does intend to prevent others from using. EITF 08-7 requires an acquirer to account for these assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after Dec. 15, 2008. Accordingly, we will adopt EITF 08-7 in fiscal year 2010. We are currently evaluating the impact of EITF 08-7 on the consolidated financial statements.
In December 2008, the FASB issued FSP SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP SFAS 132R-1). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, we will adopt FSP SFAS 132R-1 in fiscal year 2010. We are currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation Number (FIN) No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP SFAS 140-4 and FIN 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Accordingly, we adopted FSP SFAS 140-4 and FIN 46R-8 in second quarter 2009. The adoption of FSP SFAS 140-4 and FIN 46R-8 did not have an effect on the consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. Accordingly, we will adopt FSP EITF 03-6-1 in fiscal year 2010. We are currently evaluating the impact of FSP EITF 03-6-1 on the consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. Accordingly, we adopted SFAS 161 in second quarter 2009. See Note 12 — Financial Instruments— for the disclosures required by SFAS 161.
In February 2008, the FASB issued FSP 157-2, Effective Date of SFAS No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, we will adopt the additional requirements of SFAS 157 that were deferred by FSP SFAS 157-2 in fiscal year 2010. We are currently evaluating the impact on the consolidated financial statements of adopting the additional requirements of SFAS 157.
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
In December 2007, the FASB issued SFAS 141R. Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired IPR&D is capitalized at fair value as an intangible asset and amortized over its estimated useful life. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, we will adopt SFAS 141R in fiscal year 2010. We are currently evaluating the impact of SFAS 141R on the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Feb. 28, 2009 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 18 under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides new and updated information regarding certain other proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and our Report on Form 10-Q for the quarterly period ended Nov. 30, 2008.
Patent and Commercial Proceedings
On Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc., a wholly owned subsidiary of E. I. du Pont de Nemours and Company, to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum® GAT® trait in soybeans with our patented first generation ROUNDUP READY technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology absent appropriate terms including compensation for providing access to such technology.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all farmers who purchased our ROUNDUP brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes. Plaintiffs seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware. On July 18, 2007, the court ruled that any such suit had to be filed in federal or state court in Missouri; the court granted our motion to dismiss the two original cases. On Aug. 8, 2007, plaintiffs in the remaining three cases voluntarily dismissed their complaints, which have not been re-filed. On Aug. 10, 2007, the same set of counsel filed a parallel action in federal court in San Antonio, Texas, on behalf of a retailer of glyphosate named Texas Grain. Plaintiffs seek to certify a national class of all entities that purchased glyphosate directly from us since August 2003. In the most recent court scheduling order, the court indicated it will set a hearing on plaintiff’s motion to certify a class. We expect that this hearing will occur in May 2009.
Governmental Proceedings and Undertakings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, on Oct. 20, 2004, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to us, alleging violations of federal and state hazardous waste management regulations at our phosphorus manufacturing plant in Soda Springs, Idaho. On March 20, 2009, we were notified by the U.S. Department of Justice that the Department would not be pursuing any further enforcement action on the alleged violations. In addition, the EPA has concluded that the alleged violations are resolved.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2008, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $770 million (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $143 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $679 million (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $72 million to $36 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 2.2 Brazilian Reais per U.S. dollar, and will fluctuate with exchange rates in the future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2009 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of	(d) Approximate Dollar
				Shares Purchased as	Value of Shares that
				Part of Publicly	May Yet Be Purchased
	(a) Total Number of		(b) Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased		per Share(1)	Programs	Programs

December 2008:
Dec. 1, 2008, through Dec. 31, 2008	739,100		$74.05	739,100	$799,612,220
January 2009:
Jan 1, 2009, through Jan 31, 2009	1,721,564	(2)	$77.69	1,715,129	$666,384,423
February 2009:
Feb. 1, 2009, through Feb. 28, 2009	139,400		$79.08	139,400	$655,361,167

Total	2,600,064		$76.73	2,593,629	$655,361,167

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.

(2)	Includes 6,435 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
On Oct. 25, 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. That plan was completed on Dec. 23, 2008. In April 2008, the board of directors authorized a new repurchase program of up to an additional $800 million of the company’s common stock over a three year period. This repurchase program commenced Dec. 23, 2008 and will expire on Dec. 23, 2011. There were no other publicly announced plans outstanding as of Feb. 28, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareowners on Jan. 14, 2009, two matters were submitted to a vote of shareowners.
1.	Janice L. Fields, Hugh Grant, C. Steven McMillan, and Robert J. Stevens were nominated and elected to serve as directors until the 2012 Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

Name	Votes “For”	Votes “Against”	Votes “Abstain”
Janice L. Fields	474,380,775	5,299,804	531,327
Hugh Grant	470,546,981	9,257,754	407,171
C. Steven McMillan	473,060,005	6,589,350	562,551
Robert J. Stevens	471,616,535	8,018,472	576,899

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

2.	The appointment by the Audit and Finance Committee of the Board of Directors of Deloitte & Touche LLP as independent registered public accounting firm for the year 2009 was ratified by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 469,523,704 votes were cast in favor of ratification, 10,219,646 votes were cast against, and 468,556 votes were counted as abstentions.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Apr. 3, 2009

MONSANTO COMPANY	SECOND QUARTER 2009 FORM 10-Q

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

11	Omitted — see Note 16 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).