Form 10-Q
period 2009-05-31
MONSANTO CO /NEW/
filed 2009-06-26
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 545,914,315 shares of Common Stock, $0.01 par value, outstanding as of June 23, 2009.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and nine months ended May 31, 2009, and May 31, 2008, the Condensed Statements of Consolidated Financial Position as of May 31, 2009, and Aug. 31, 2008, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2009, and May 31, 2008, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2009	2008	2009	2008

Net Sales	$3,161	$3,538	$9,845	$9,314
Cost of goods sold	1,327	1,571	3,940	4,097

Gross Profit	1,834	1,967	5,905	5,217
Operating Expenses:
Selling, general and administrative expenses	504	616	1,576	1,601
Research and development expenses	295	248	812	666
Acquired in-process research and development	—	2	162	3

Total Operating Expenses	799	866	2,550	2,270
Income from Operations	1,035	1,101	3,355	2,947
Interest expense	32	31	81	97
Interest income	(14)	(35)	(57)	(105)
Solutia-related income	—	—	—	(187)
Other expense (income) — net	4	(5)	62	(2)

Income from Continuing Operations Before Income Taxes and Minority Interest	1,013	1,110	3,269	3,144
Income tax provision	308	288	924	945
Minority interest expense	11	7	14	13

Income from Continuing Operations	$694	$815	$2,331	$2,186

Discontinued Operations:
(Loss) income from operations of discontinued businesses	—	(7)	19	12
Income tax (benefit) provision	—	(3)	8	2

(Loss) Income on Discontinued Operations	—	(4)	11	10

Net Income	$694	$811	$2,342	$2,196

Basic Earnings per Share:
Income from continuing operations	$1.27	$1.48	$4.26	$3.99
Income on discontinued operations	—	—	0.02	0.02

Net Income	$1.27	$1.48	$4.28	$4.01

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.25	$1.46	$4.19	$3.91
(Loss) income on discontinued operations	—	(0.01)	0.02	0.02

Net Income	$1.25	$1.45	$4.21	$3.93

Weighted Average Shares Outstanding:
Basic	545.7	549.0	546.9	547.6
Diluted	554.4	560.0	555.7	558.9

Dividends Declared per Share	$—	$—	$0.51	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of May 31,	As of Aug. 31,
(Dollars in millions, except share amounts)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$579	$1,613
Trade receivables, net	3,017	2,067
Miscellaneous receivables	692	742
Deferred tax assets	410	338
Inventory, net	3,169	2,453
Assets of discontinued operations	—	153
Other current assets	132	243

Total Current Assets	7,999	7,609
Total property, plant and equipment	6,918	6,725
Less accumulated depreciation	3,483	3,402

Property, Plant and Equipment, Net	3,435	3,323
Goodwill	3,137	3,132
Other Intangible Assets, Net	1,436	1,531
Noncurrent Deferred Tax Assets	887	1,000
Long-Term Receivables, Net	558	636
Noncurrent Assets of Discontinued Operations	—	236
Other Assets	518	524

Total Assets	$17,970	$17,991

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$120	$24
Accounts payable	711	1,090
Income taxes payable	480	161
Accrued compensation and benefits	276	441
Accrued marketing programs	676	754
Deferred revenues	228	867
Grower production accruals	122	172
Dividends payable	—	132
Liabilities of discontinued operations	8	26
Miscellaneous short-term accruals	866	772

Total Current Liabilities	3,487	4,439
Long-Term Debt	1,705	1,792
Postretirement Liabilities	565	590
Long-Term Deferred Revenue	496	566
Noncurrent Deferred Tax Liabilities	133	204
Long-Term Portion of Environmental and Litigation Liabilities	203	226
Noncurrent Liabilities of Discontinued Operations	—	52
Other Liabilities	614	748
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 585,003,967 and 583,581,984 shares, respectively;
Outstanding 545,986,705 and 548,592,933 shares, respectively	6	6
Treasury stock 39,017,262 and 34,989,051 shares, respectively, at cost	(1,489)	(1,177)
Additional contributed capital	9,638	9,495
Retained earnings	3,204	1,138
Accumulated other comprehensive loss	(586)	(78)
Reserve for ESOP debt retirement	(6)	(10)

Total Shareowners’ Equity	10,767	9,374

Total Liabilities and Shareowners’ Equity	$17,970	$17,991

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Nine Months Ended May 31,
(Dollars in millions)	2009	2008

Operating Activities:
Net Income	$2,342	$2,196
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	404	423
Bad-debt expense	56	52
Receipt of securities from Solutia settlement	—	(38)
Stock-based compensation expense	86	64
Excess tax benefits from stock-based compensation	(24)	(161)
Deferred income taxes	12	126
Equity affiliate (income) expense, net	(11)	2
Acquired in-process research and development	162	3
Gain on sale of a business	(6)	—
Other items	(51)	(10)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(967)	(1,490)
Inventory, net	(853)	(387)
Deferred revenues	(666)	(1)
Accounts payable and other accrued liabilities	(40)	746
Net investment hedge settlement	36	(97)
Other items	(44)	(103)

Net Cash Provided by Operating Activities	436	1,325

Cash Flows Provided (Required) by Investing Activities:
Maturities of short-term investments	117	59
Capital expenditures	(661)	(530)
Acquisition of businesses, net of cash acquired	(280)	(113)
Purchases of long-term equity securities	(7)	(78)
Technology and other investments	(60)	(39)
Proceeds from divestiture of a business	300	—
Other investments and property disposal proceeds	3	51

Net Cash Required by Investing Activities	(588)	(650)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(44)	(28)
Short-term debt reductions	(45)	(9)
Short-term debt proceeds	55	—
Long-term debt reductions	(70)	(238)
Long-term debt proceeds	—	548
Payments on other financing	—	(3)
Debt issuance costs	—	(5)
Treasury stock purchases	(310)	(145)
Stock option exercises	30	100
Excess tax benefits from stock-based compensation	24	161
Dividend payments	(408)	(288)

Net Cash (Required) Provided by Financing Activities	(768)	93

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(114)	80

Net (Decrease) Increase in Cash and Cash Equivalents	(1,034)	848
Cash and Cash Equivalents at Beginning of Period	1,613	866

Cash and Cash Equivalents at End of Period	$579	$1,714

See Note 18 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market. See Note 20 — Segment Information — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity (the Dairy business). This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations and has been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. See Note 22 — Discontinued Operations — for further details.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Financial information for the first nine months of fiscal year 2009 should not be annualized because of the seasonality of the company’s business.
Significant Accounting Policy Update
Marketing and Advertising Costs: Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Accrued marketing program costs are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. The company introduced new marketing programs during 2009 providing certain customers price protection consideration if standard published prices are lowered from the price the distributor paid on eligible products. The associated cost of these marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for the liability. Management analyzes and reviews the marketing programs on a quarterly basis and adjustments are recorded as appropriate. Under certain marketing programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.
NOTE 2. NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto will adopt SFAS 167 in fiscal year 2011. The company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto will adopt SFAS 166 in fiscal year 2011. The company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, Monsanto will adopt SFAS 165 prospectively in fourth quarter fiscal year 2009. The company does not expect the adoption of this standard to have a material effect on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS 157-4). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP SFAS 157-4 amends SFAS No. 157, Fair Value Measurements (SFAS 157) to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP SFAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Accordingly, Monsanto will adopt this FSP in fourth quarter fiscal year 2009. The company is currently evaluating the impact of adopting this FSP on the consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to interim financial statements of publicly-traded companies. FSP SFAS 107-1 and APB 28-1 requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS 107. This FSP is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, Monsanto will adopt this FSP in first quarter fiscal year 2010. The company is currently evaluating the disclosure impact of adopting FSP SFAS 107-1 and APB 28-1 on the consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP SFAS 115-2 and SFAS 124-2). This FSP provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Accordingly, Monsanto will adopt this FSP in fourth quarter fiscal year 2009. The company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP SFAS 141R-1). This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt FSP SFAS 141R-1 prospectively in fiscal year 2010.
In December 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). This issue clarifies the accounting for defensive assets, which are separately identifiable intangible assets acquired in an acquisition which an entity does not intend to actively use but does intend to prevent others from using. EITF 08-7 requires an acquirer to account for these assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after Dec. 15, 2008. Accordingly, Monsanto will adopt EITF 08-7 prospectively in fiscal year 2010.
In December 2008, the FASB issued FSP SFAS No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP SFAS 132R-1). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, Monsanto will adopt FSP SFAS 132R-1 in fiscal year 2010. The company is currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements in Monsanto’s Report on Form 10-K for the fiscal year ending Aug. 31, 2010.
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
In April 2008, the FASB issued FSP SFAS No. 142-3, Determining the Useful Life of Intangible Assets (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This FSP must be applied prospectively to intangible assets acquired after the effective date. This FSP is effective for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. Accordingly, Monsanto will adopt FSP SFAS 142-3 prospectively in fiscal year 2010.
In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of SFAS No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, Monsanto will adopt the additional requirements of SFAS 157 that were deferred by FSP SFAS 157-2 in fiscal year 2010. The company is currently evaluating the impact on the consolidated financial statements of adopting the additional requirements of SFAS 157.
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
In December 2007, the FASB issued SFAS 141R, which was subsequently amended by FSP SFAS 141R-1. Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized at fair value as an intangible asset and amortized over its estimated useful life.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt SFAS 141R in fiscal year 2010. The company is currently evaluating the impact of SFAS 141R on the consolidated financial statements.
NOTE 3. BUSINESS COMBINATIONS

In the first nine months of 2009, Monsanto paid approximately $5 million of contingent consideration related to fiscal year 2007 regional U.S. seed company acquisitions.
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
2008 Acquisitions: In June 2008, Monsanto acquired 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V., and a related company, a leading protected-culture vegetable seeds company, for approximately $757 million (net of cash acquired), inclusive of transaction costs of $3 million.
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
For all fiscal year 2009 and 2008 acquisitions described above, the business operations and employees of the acquired entities were included within the Seeds and Genomics segment from their respective dates of acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the fourth quarter 2008 acquisitions and the fiscal year 2009 acquisition are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets. Proforma information related to acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations is not considered to be significant.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and primarily include the potential closure of certain acquired subsidiaries. Through May 31, 2009, estimated costs of $5 million have been recognized as short-term liabilities in the purchase price allocations above, and $1 million has been charged against these liabilities, primarily related to payments for employee terminations. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.
NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto established a revolving financing program to provide financing of up to $250 million for selected customers in the United States through a third-party specialty lender. The program was terminated in the third quarter of fiscal year 2009. Under the financing program, Monsanto originated customer loans on behalf of the lender, which is a special purpose entity (SPE) that Monsanto consolidated, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Under the program as amended in August 2006, Monsanto serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated QSPE. Monsanto accounted for this transaction as a sale, in accordance with SFAS 140.
Monsanto had no ownership interest in the lender, the QSPE, or the loans. However, because Monsanto substantively originated the loans through the SPE (which it consolidated) and partially guaranteed and serviced the loans, Monsanto accounted for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the scope of FIN 46R, and Monsanto did not have the unilateral right to liquidate the QSPE, FIN 46R did not have an effect on Monsanto’s accounting for the U.S. customer financing program.
Monsanto accounted for the guarantee in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto recorded its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto did not recognize any servicing asset or liability because the servicing fee was considered adequate compensation for the servicing activities. Servicing revenues collected and earned net of discounts on the sale of customer loans were $1 million during the nine months ended May 31, 2009. Servicing expenses and discounts on the sale of customer loans were $2 million during the nine months ended May 31, 2008.
Proceeds from customer loans sold through the financing program totaled $130 million and $3 million for the first nine months of fiscal years 2009 and 2008, respectively. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no loan balances outstanding as of May 31, 2009. As of Aug. 31, 2008, the loan balance outstanding was $66 million. Loans are considered delinquent when payments are 31 days past due. If a customer failed to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of May 31, 2009, there were no delinquent loans nor guarantee liabilities. Less than $1 million of loans sold through this financing program were delinquent as of Aug. 31, 2008, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure.
Monsanto has an agreement with a lender to establish a program that provides financing of up to $250 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Proceeds from the transfer of receivables through the program totaled $119 million and $107 million for the first nine months of fiscal years 2009 and 2008, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $11 million and $10 million as of May 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $99 million as of May 31, 2009. The loan balance outstanding for these programs was $99 million and $187 million as of May 31, 2009, and Aug. 31, 2008, respectively. As of May 31, 2009, $11 million of loans sold through this financing program were delinquent and no loans were delinquent as of Aug. 31, 2008.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, Monsanto has similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $59 million and $70 million for the first nine months of fiscal years 2009 and 2008, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $4 million and $11 million as of May 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $51 million as of May 31, 2009. The loan balance outstanding for these programs was $51 million and $92 million as of May 31, 2009, and Aug. 31, 2008, respectively. As of May 31, 2009, $4 million of loans sold through these financing programs were delinquent and no loans were delinquent as of Aug. 31, 2008.
Monsanto also sells accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $11 million and $19 million for the first nine months of fiscal years 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of May 31, 2009, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $11 million as of May 31, 2009. The outstanding balance of the receivables sold was $11 million and $33 million as of May 31, 2009, and Aug. 31, 2008, respectively. There were no delinquent loans as of May 31, 2009, or Aug. 31, 2008.
NOTE 5. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $218 million as of May 31, 2009, and Aug. 31, 2008.
Long-term receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $166 million and $179 million as of May 31, 2009, and Aug. 31, 2008, respectively.
NOTE 6. INVENTORY

Components of inventory are:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2009	2008

Finished Goods	$1,690	$1,023
Goods In Process	1,264	1,267
Raw Materials and Supplies	399	358

Inventory at FIFO Cost	3,353	2,648
Excess of FIFO over LIFO Cost	(184)	(195)

Total	$3,169	$2,453

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2009 annual goodwill impairment test was performed as of March 1, 2009, and no indications of goodwill impairment existed as of that date.
Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2009, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2008	$3,070	$62	$3,132
Acquisition Activity (see Note 3)	52	—	52
Effect of Foreign Currency Translation Adjustments and Other	(47)	—	(47)

Balance as of May 31, 2009	$3,075	$62	$3,137

In the nine months ended May 31, 2009, preliminary purchase price allocations for several of the 2008 acquisitions were updated.
Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2009			As of Aug. 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,157	$(595)	$562	$1,174	$(578)	$596
Acquired Biotechnology Intellectual Property	847	(572)	275	847	(519)	328
Trademarks	388	(83)	305	398	(75)	323
Customer Relationships	312	(81)	231	305	(62)	243
Other	100	(37)	63	71	(30)	41

Total	$2,804	$(1,368)	$1,436	$2,795	$(1,264)	$1,531

See Note 3 — Business Combinations — for additional information relating to other intangible assets.
Total amortization expense of other intangible assets was $39 million in third quarter of fiscal years 2009 and 2008. Total amortization expense of other intangible assets for the nine months ended May 31, 2009, and May 31, 2008, was $111 million and $123 million, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of May 31, 2009, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
NOTE 8. INVESTMENTS AND EQUITY AFFILIATES

Investments
Other current assets as of May 31, 2009, and Aug. 31, 2008, included $15 million and $132 million, respectively, of short-term investments of fixed-term deposits and commercial paper with original maturities of one year or less, stated at fair value.
During first quarter 2008, Monsanto invested in available-for-sale equity securities. As of May 31, 2009, and Aug. 31, 2008, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $20 million and $23 million, respectively. Net unrealized losses (net of deferred taxes) of $8 million and $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of May 31, 2009, and Aug. 31, 2008, respectively.
During second quarter 2008, Monsanto received $38 million of Solutia common stock as part of the settlement of its claims against Solutia. During fourth quarter 2008, Monsanto sold the Solutia common stock and realized a loss of less than $1 million. See Note 21 — Solutia-Related Income — for further information.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Equity Affiliates
During second quarter 2008, Monsanto purchased a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of May 31, 2009, and Aug. 31, 2008, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $58 million and $50 million, respectively. Monsanto purchased $142 million and $282 million of inventory from the seed supplier for the three and nine months ended May 31, 2009, respectively, and $54 million and $78 million for the three and nine months ended May 31, 2008, respectively. Sales of inventory to the seed supplier for the three and nine months ended May 31, 2009, were $1 million. There were no sales of inventory to the seed supplier in 2008. As of May 31, 2009, and Aug. 31, 2008, the amount payable to the seed supplier is approximately $41 million and $1 million, respectively, and is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position.
NOTE 9. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. As a result of the agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue related to this agreement of $20 million was recorded for the three months ended May 31, 2009, and May 31, 2008, and revenue of $60 million was recorded for the nine months ended May 31, 2009, and May 31, 2008. As of May 31, 2009, and Aug. 31, 2008, the remaining receivable balance is $538 million and $629 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of May 31, 2009, and Aug. 31, 2008, the remaining deferred revenue balance is $496 million and $555 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $5 million for the three months ended May 31, 2009, and May 31, 2008. Interest income for the nine months ended May 31, 2009, and May 31, 2008, is $15 million and $16 million, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of May 31, 2009, and Aug. 31, 2008, $69 million and $67 million, respectively, is included in long-term receivables on the Condensed Statements of Consolidated Financial Position related to the net present value of expected payments under this agreement. The interest portion of this receivable is reported in interest income in the Statement of Consolidated Operations and is $1 million and $2 million for the three and nine months ended May 31, 2009, respectively. There was less than $1 million in interest income for the three and nine months ended May 31, 2008. As of May 31, 2009, and Aug. 31, 2008, the remaining deferred revenue balance of $67 million is included in long-term deferred revenue in the Condensed Statements of Consolidated Financial Position.
NOTE 10. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During the first nine months of 2009 several domestic and ex-US tax audits were resolved favorably. On Oct. 3, 2008, the retroactive extension of the research and development credit was enacted as part of the Emergency Economic Stabilization Act of 2008. Monsanto recorded an income tax benefit of $119 million primarily as a result of these items. Monsanto had total unrecognized tax benefits of $329 million as of May 31, 2009, of which $209 million would favorably impact the tax rate if recognized.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 11. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $484 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate until the debt is issued. Unrealized gains net of tax of $10 million were recorded in accumulated other comprehensive loss to reflect the after-tax change in the fair value of the forward starting interest rate swaps as of May 31, 2009. These swaps are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).
NOTE 12. FAIR VALUE MEASUREMENTS

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

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table sets forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at May 31, 2009, Using
				Amount Reported in
	Quoted Prices in Active			Condensed Statement
	Markets for Identical	Significant Other		of Consolidated
	Items	Observable Inputs	Cash Collateral	Financial Position as of
(Dollars in millions)	(Level 1)	(Level 2)	Offset(1)	May 31, 2009

Assets at Fair Value:
Cash Equivalents	$312	$—	$—	$312
Short-Term Investments	15	—	—	15
Equity Securities	20	—	—	20
Derivative Assets Related to:
Foreign Currency	—	70	—	70
Interest Rates	—	16	—	16
Commodities	19	—	(19)	—

Total Assets at Fair Value	$366	$86	$(19)	$433

Liabilities at Fair Value:
Derivative Liabilities Related to:
Foreign Currency	—	142	—	142
Commodities	60	32	(60)	32

Total Liabilities at Fair Value	$60	$174	$(60)	$174

(1)	As allowed by FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
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
Short-term investments: Monsanto’s short-term investments primarily consist of fixed-term deposits and commercial paper, and are included in other current assets on the Condensed Statements of Consolidated Financial Position. These investments are measured at fair value using quoted market prices in an active market and are classified as Level 1.
Equity securities: Monsanto’s equity securities are classified as available-for-sale and are included in other assets on the Condensed Statements of Consolidated Financial Position. They are measured at fair value using quoted market prices and are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available.
Foreign currency hedges: Monsanto manages its foreign currency risk with foreign currency derivatives, primarily forward foreign exchange contracts and foreign currency options. Foreign currency derivative values are classified as Level 2, and are calculated using pricing components (e.g., exchange rates, forward rates, interest rates and options volatilities) obtained from third party pricing sources which report the trading of these components in active markets. The calculated valuations are adjusted for credit risk. The foreign currency derivative assets are included in miscellaneous receivables or other assets, and foreign currency derivative liabilities are included in miscellaneous short-term accruals on the Condensed Statements of Consolidated Financial Position.
Interest rate swaps: In third quarter 2009, Monsanto entered into forward starting interest rate swaps to hedge the variability of the forecasted interest payments on an expected debt issuance. These swaps are held with banks and will be settled based on broker-quoted prices based on observable market data, adjusted for credit risk, and therefore are classified as Level 2 fair

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

value measurements. The interest rate derivative assets are included in other assets on the Condensed Statements of Consolidated Financial Position.
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
NOTE 13. FINANCIAL INSTRUMENTS

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 27 months for foreign-currency, 58 months for commodity hedges and 39 months for interest rate hedges. During the next 12 months, a pre-tax net gain of approximately $12 million will be reclassified from other comprehensive income into earnings. No cash flow hedges were discontinued during the nine months ended May 31, 2009.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Fair-Value Hedges
The company uses commodity futures and options contracts as fair-value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as a fair-value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, had an immaterial effect on earnings in the nine months ended May 31, 2009. No fair-value hedges were discontinued during the nine months ended May 31, 2009.
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of May 31, 2009, were as follows:

(Dollars in millions)	Notional Amount

Derivatives Designated as Hedges:
Foreign Exchange Contracts	$1,004
Commodity Contracts	500
Interest Rate Contracts	250

Total Derivatives Designated as Hedges	$1,754

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	$1,478
Commodity Contracts	4

Total Derivatives Not Designated as Hedges	$1,482

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of May 31, 2009, were as follows:

(Dollars in millions)	Balance Sheet Location	Fair Value

Asset Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	$37
Foreign Exchange Contracts	Other assets	22
Commodity Contracts	Other current assets(1)	11
Commodity Contracts	Other assets(1)	7
Interest Rate Contracts	Other assets	16

Total Derivatives Designated as Hedges		93

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	11
Commodity Contracts	Other assets(1)	1

Total Derivatives Not Designated as Hedges		12

Total Asset Derivatives		$105

Liability Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	$25
Foreign Exchange Contracts	Other liabilities	1
Commodity Contracts	Other current assets(1)	58
Commodity Contracts	Miscellaneous short-term accruals	21
Commodity Contracts	Other liabilities	11

Total Derivatives Designated as Hedges		116

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	116
Commodity Contracts	Other current assets(1)	2

Total Derivatives Not Designated as Hedges		118

Total Liability Derivatives		$234

(1)	As allowed by FSP FIN 39-1, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statement of Consolidated Financial Position. See Note 12 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statement of Consolidated Financial Position as of May 31, 2009.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain or (Loss) Recognized in
	AOCI(1) (Effective Portion)		Amount of Gain or (Loss) Recognized in Income(2)(3)
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Income Statement
(Dollars in millions)	May 31, 2009	May 31, 2009	May 31, 2009	May 31, 2009	Classification

Derivatives Designated as Hedges:
Fair-Value Hedges:
Commodity Contracts(4)			$(38)	$(16)	Cost of goods sold
Cash Flow Hedges:
Foreign Exchange Contracts	$(40)	$44	20	31	Net sales
Foreign Exchange Contracts	(17)	48	7	19	Cost of goods sold
Commodity Contracts	91	(153)	—	29	Cost of goods sold
Interest Rate Contracts	16	16	(2)	(5)	Interest expense
Net Investment Hedges:
Foreign Exchange Contracts	(20)	24	—	—	N/A(5)

Total Derivatives Designated as Hedges	30	(21)	(13)	58

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts			(115)	(108)	Other expense, net
Commodity Contracts			1	—	Cost of goods sold

Total Derivatives Not Designated as Hedges			(114)	(108)

Total Derivatives	$30	$(21)	$(127)	$(50)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under SFAS 133, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Gain on commodity cash flow hedges includes a gain from ineffectiveness of $7 million and $4 million for the three and nine months ended May 31, 2009, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the nine months ended May 31, 2009.

(4)	Loss on commodity fair value hedges is offset by a gain on the underlying hedged inventory of $38 million and $21 million for the three and nine months ended May 31, 2009, respectively. There was no ineffectiveness included in cost of goods sold during the three months end May 31, 2009. During the nine months ended May 31, 2009, a gain from ineffectiveness of $5 million was included in cost of goods sold.

(5)	Gain or loss would only be reclassified into income during the period in which the hedged net investment was sold or liquidated.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position on May 31, 2009, is $72 million, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 14. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

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

	Three Months Ended May 31, 2009			Three Months Ended May 31, 2008
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$12	$2	$14	$9	$1	$10
Interest Cost on Benefit Obligation	26	4	30	23	3	26
Assumed Return on Plan Assets	(29)	(5)	(34)	(26)	(4)	(30)
Amortization of Unrecognized Net Loss	9	1	10	9	1	10

Total Net Periodic Benefit Cost	$18	$2	$20	$15	$1	$16

	Nine Months Ended May 31, 2009			Nine Months Ended May 31, 2008
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$36	$5	$41	$29	$4	$33
Interest Cost on Benefit Obligation	79	12	91	71	9	80
Assumed Return on Plan Assets	(87)	(14)	(101)	(81)	(12)	(93)
Amortization of Unrecognized Net Loss	28	3	31	28	2	30

Total Net Periodic Benefit Cost	$56	$6	$62	$47	$3	$50

Health Care and Other Postretirement Benefits	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2009	2008	2009	2008

Service Cost for Benefits Earned During the Period	$3	$3	$9	$9
Interest Cost on Benefit Obligation	4	4	13	12
Amortization of Unrecognized Net Gain	(3)	—	(11)	(1)

Total Net Periodic Benefit Cost	$4	$7	$11	$20

In the first nine months of 2009 and 2008, Monsanto contributed $45 million and $60 million, respectively, to its U.S. qualified plan and $6 million and $4 million, respectively, to plans outside the United States. As of May 31, 2009, management expects to make additional contributions of approximately $15 million and $2 million to the company’s pension plans in the United States and outside the United States, respectively, in fiscal year 2009. However, as a result of the recent global financial market downturn and decline in plan asset values, Monsanto is currently assessing the impact on its benefit plans funded status. Pending a final determination, significant additional plan contributions exceeding these amounts are expected on or before Sept. 15, 2009, some of which could occur in fiscal year 2009.
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

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

related to this restructuring, an additional liability of $8 million due to the Monsanto ESOP from the company was recorded in first quarter 2009. The remaining liability from the November 2008 restructuring of $4 million is included in other liabilities on the Condensed Statement of Consolidated Financial Position as of May 31, 2009.
NOTE 15. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2009, and May 31, 2008. Stock-based compensation cost capitalized in inventory was $7 million and $5 million as of May 31, 2009, and Aug. 31, 2008, respectively.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2009	2008	2009	2008

Cost of Goods Sold	$7	$2	$15	$6
Selling, General and Administrative Expenses	18	16	53	46
Research and Development Expenses	6	5	18	12

Pre-Tax Stock-Based Compensation Expense	31	23	86	64
Income Tax Benefit	(11)	(8)	(30)	(23)

Net Stock-Based Compensation Expense	$20	$15	$56	$41

During the nine months ended May 31, 2009, Monsanto granted 2,846,300 stock options, 2,391 shares of restricted stock and 177,380 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). In addition, during the nine months ended May 31, 2009, 12,514 shares of deferred stock and 853 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the nine months ended May 31, 2009, was $37.41 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $90 million as of May 31, 2009, and will be recognized as expense over a weighted-average period of 2.2 years.
The weighted-average grant-date fair value of restricted stock and restricted stock units granted during the nine months ended May 31, 2009, was $81.55 and $81.86, respectively, per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $1 million and $83 million, respectively, as of May 31, 2009, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.9 years and 2.7 years, respectively, as of May 31, 2009. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the nine months ended May 31, 2009, was $113.13 and $114.25, respectively, per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was less than $1 million as of May 31, 2009, and will be recognized as expense over a weighted-average period of three months.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2009	2008	2009	2008

Comprehensive Income	$1,144	$854	$1,834	$2,747

The components of accumulated other comprehensive loss are as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2009	2008

Accumulated Foreign Currency Translation Adjustments	$(256)	$192
Net Unrealized Loss on Investments, Net of Tax	(8)	(5)
Net Accumulated Derivative (Loss) Income, Net of Tax	(26)	43
Postretirement Benefit Plan Activity, Net of Tax	(296)	(308)

Accumulated Other Comprehensive Loss	$(586)	$(78)

The significant decreases in comprehensive income and accumulated foreign currency translation adjustments are primarily related to fluctuations in the currency translation rates of the Brazilian real and European euro.
NOTE 17. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and nine months ended May 31, 2009, and May 31, 2008, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options using the treasury stock method and are excluded if their effect is antidilutive.
Approximately 5 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and nine months ended May 31, 2009. Less than 0.1 million and approximately 0.1 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and nine months ended May 31, 2008, respectively. Of those antidilutive options, approximately 5 million and less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the three and nine months ended May 31, 2009, and May 31, 2008, respectively, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Shares in millions)	2009	2008	2009	2008

Weighted-Average Number of Common Shares	545.7	549.0	546.9	547.6
Dilutive Potential Common Shares	8.7	11.0	8.8	11.3

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Nine Months Ended May 31,
(Dollars in millions)	2009	2008

Interest	$82	$65
Taxes	458	522

NOTE 19. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims, including claims related to pollination variations in South Africa. With respect to certain of these proceedings and claims, Monsanto has a liability recorded of $301 million and $272 million as of May 31, 2009, and Aug. 31, 2008, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2008, and Feb. 28, 2009, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. This is a companion case to Carter, et al. v. Monsanto, et al., that was filed in the same state court Aug. 4, 2000, and alleges property damage due to dioxin contamination. Monsanto is named as the successor in interest to the liabilities of Pharmacia in both cases. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia Inc. and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. On Jan. 8, 2008, the trial court issued an order certifying the Carter and Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) cases as class actions matters. The court has not set a trial date for these cases. On Oct. 1, 2007, 78 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. Except for the name of the plaintiff, each complaint is identical and each alleges personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. These cases are related to, and were filed in the same court as, the Allen and Carter actions described above. Monsanto has agreed to accept the tenders of defense in the matters by Akzo Nobel and Flexsys America. These 78 personal injury cases have not been certified for class action status. On Nov. 21, 2008, Monsanto removed all cases, including the personal injury matters, to federal court based on recent revelations from plaintiffs that afford the opportunity to assert Federal Officers’ defense to the litigation. Plaintiffs filed a motion to remand the cases to West Virginia state court and the federal court granted that motion, in part, on Dec. 19, 2008. The personal injury cases and the Bibb case were remanded to the state court but the federal court retained jurisdiction in the Carter case.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2008, and Feb. 28, 2009, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. All parties have agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by Court Order on May 22, 2008. On July 11, 2008, all parties filed motions for summary judgment on the issue of liability, which motions were heard by the court on May 6, 2009. On June 10, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest. On that claim, the Court ordered that a status conference be held on Aug. 13, 2009, to schedule remaining proceedings, including discovery, with respect to remedies. We do not expect the amount of the post-termination interest claim to be material.
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
NOTE 20. SEGMENT INFORMATION

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

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2009	2008	2009	2008

Net Sales(1)
Corn seed and traits	$1,020	$975	$3,726	$3,189
Soybean seed and traits	540	447	1,367	1,064
Cotton seed and traits	333	279	413	361
Vegetable seeds	206	185	572	521
All other crops seeds and traits	149	161	311	293

Total Seeds and Genomics	$2,248	$2,047	$6,389	$5,428

ROUNDUP and other glyphosate-based herbicides	$614	$1,168	$2,749	$3,158
All other agricultural productivity products	299	323	707	728

Total Agricultural Productivity	$913	$1,491	$3,456	$3,886

Total	$3,161	$3,538	$9,845	$9,314

EBIT(2)(3)
Seeds and Genomics	$804	$586	$2,081	$1,643
Agricultural Productivity	211	501	1,210	1,486

Total	$1,015	$1,087	$3,291	$3,129

Depreciation and Amortization Expense(4)
Seeds and Genomics	$108	$99	$316	$292
Agricultural Productivity	26	43	88	131

Total	$134	$142	$404	$423

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes loss from discontinued operations of $6 million for the three months ended May 31, 2008, and income from discontinued operations of $19 million and $14 million for the nine months ended May 31, 2009, and May 31, 2008, respectively.

(4)	Agricultural Productivity depreciation and amortization expense includes $8 million and $28 million from discontinued operations for the three and nine months ended May 31, 2008, respectively.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2009	2008	2009	2008

EBIT(1)	$1,015	$1,087	$3,291	$3,129
Interest Expense (Income) — Net	18	(4)	24	(8)
Income Tax Provision(2)	303	280	925	941

Net Income	$694	$811	$2,342	$2,196

(1)	Includes the income (loss) from operations of discontinued businesses and pre-tax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on minority interest and the income tax provision (benefit) from discontinued operations.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 21. SOLUTIA-RELATED INCOME

On Dec. 17, 2003, Solutia Inc. (Solutia) and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In accordance with a plan of reorganization approved by the Bankruptcy Court on Nov. 29, 2007, Solutia emerged from bankruptcy protection on Feb. 28, 2008. Upon Solutia’s emergence from bankruptcy, in satisfaction of Monsanto’s claims against Solutia, Monsanto received from Solutia: (1) approximately $163 million in cash (which represents proceeds from a rights offering from Solutia’s equity holders, third-party reimbursements and Monsanto’s administrative claim for environmental remediation payments it made in Anniston and Sauget during Solutia’s Chapter 11 proceeding in excess of $50 million); (2) approximately 2.5 million shares of common stock of Solutia, representing that portion of the equity of reorganized Solutia allocated to Monsanto under the plan which was not purchased by Solutia’s equity holders; (3) a credit in an amount in excess of $30 million against certain future payments by Monsanto to Solutia under supply contracts used in the production of an intermediate for glyphosate at Monsanto’s facility at Chocolate Bayou, Texas; (4) a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance, and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997; and (5) a release for Monsanto and Pharmacia for the litigation filed by Solutia, the Official Committee of Retirees, and the Official Committee of Equity Holders of Solutia against Monsanto and Pharmacia. Since Monsanto had previously recognized the expenses for the amounts incurred, the settlement amounts resulted in an after-tax gain of approximately $130 million ($210 million pretax), or $0.23 per share. Also, included in the Statement of Consolidated Operations for 2008 are expenses of $23 million related to Solutia-related environmental and legal matters prior to Solutia’s emergence from bankruptcy.
NOTE 22. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the nine months ended May 31, 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.
NOTE 23. SUBSEQUENT EVENTS

In June 2009, Monsanto announced plans to take future actions to reduce costs associated with its agricultural businesses. The company will further concentrate its resources on its seeds and traits businesses by creating a separate division for its ROUNDUP and other herbicides business. There are no current plans to impact the previously reported segment structure. This step will allow Monsanto to more closely align its businesses with current market conditions as well as enable it to align the spending and working capital needs associated with each business to its longer-term earnings potential. These actions are expected to require charges of $350 million to $400 million pretax in the fourth quarter of fiscal year 2009.
On June 9, 2009, the board of directors declared a quarterly dividend on its common shares of 26.5 cents per share. The dividend is payable on July 24, 2009, to shareholders of record on July 2, 2009.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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
In the fourth quarter of 2008, we entered into an agreement to divest the Dairy business. This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations and has been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Statements of Consolidated Operations have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment. See Note 22 — Discontinued Operations — for further details.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Financial information for the first nine months of fiscal year 2009 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 20 — Segment Information — for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2009, and May 31, 2008.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales decreased $377 million in the three-month comparison and increased $531 million in the nine month comparison. In third quarter 2009, net sales declined due to a decrease in sales of ROUNDUP and other glyphosate-based herbicides in most regions partially offset by an increase in sales of corn, soybean, and cotton seed and traits in the United States and cotton seed and traits in India. In the first nine months of 2009, net sales increased primarily as a result of increased sales of corn and soybean seed and traits in the United States combined with higher sales of ROUNDUP and other glyphosate-based herbicides in Brazil. Net income in the first nine months of 2009 was $4.21 per share, compared with $3.93 per share in the prior-year comparable period.
Financial Condition, Liquidity, and Capital Resources — In the first nine months of 2009, net cash provided by operating activities was $436 million, compared with $1,325 million in the prior-year first nine months. This decrease is primarily due to the increase in inventory, primarily seed, during the first nine months of 2009 which was partially offset by higher net income. Net cash required by investing activities was $588 million in the first nine months of 2009 compared to $650 million in the first nine months of 2008 as higher spending on capital and acquisitions was more than offset by proceeds from the sale of the Dairy business. Free cash flow was a use of $152 million in the first nine months of 2009 compared with a source of $675 million in the prior-year first nine months.
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
ROUNDUP herbicides remain the largest crop protection brand globally. The previous two year period has seen increasing demand in the glyphosate market in a time of tight supply, causing a period of higher prices. More recently the significant supply of lower priced generics has caused increased competitive pressure in the market and an anticipated decline in the business. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally. Our selective acetochlor herbicide products face increasing competitive pressures and a declining market, in part because of the rapid penetration of ROUNDUP READY corn in the United States.
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

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended May 31,			Nine Months Ended May 31,
	2009	2008	% Change	2009	2008	% Change

Net Sales	$3,161	$3,538	(11)%	$9,845	$9,314	6%
Gross Profit	1,834	1,967	(7)%	5,905	5,217	13%
Operating Expenses:
Selling, general and administrative expenses	504	616	(18)%	1,576	1,601	(2)%
Research and development expenses	295	248	19%	812	666	22%
Acquired in-process research and development	—	2	(100)%	162	3	NM

Total Operating Expenses	799	866	(8)%	2,550	2,270	12%

Income from Operations	1,035	1,101	(6)%	3,355	2,947	14%
Interest expense	32	31	3%	81	97	(16)%
Interest income	(14)	(35)	(60)%	(57)	(105)	(46)%
Solutia-related income	—	—	NM	—	(187)	100%
Other expense (income) — net	4	(5)	(180)%	62	(2)	NM

Income from Continuing Operations Before Income Taxes and Minority interest	1,013	1,110	(9)%	3,269	3,144	4%
Income tax provision	308	288	7%	924	945	(2)%
Minority interest expense	11	7	57%	14	13	8%

Income from Continuing Operations	694	815	(15)%	2,331	2,186	7%
Discontinued Operations:
(Loss) Income from operations of discontinued businesses	—	(7)	(100)%	19	12	58%
Income tax (benefit) provision	—	(3)	(100)%	8	2	300%

(Loss) Income on Discontinued Operations	—	(4)	(100)%	11	10	10%

Net Income	$694	$811	(14)%	$2,342	$2,196	7%

Diluted Earnings (Loss) per Share:
Income from continuing operations	$1.25	$1.46	(14)%	$4.19	$3.91	7%
Income (loss) on discontinued operations	—	(0.01)	(100)%	0.02	0.02	NM

Net Income	$1.25	$1.45	(14)%	$4.21	$3.93	7%

NM = Not Meaningful

Effective Tax Rate (continuing operations)	30%	26%		28%	30%
Comparison as a Percent of Net Sales:
Gross profit	58%	56%		60%	56%
Selling, general and administrative expenses	16%	17%		16%	17%
Research and development expenses (excluding acquired IPR&D)	9%	7%		8%	7%
Total operating expenses	25%	24%		26%	24%
Income from continuing operations before income taxes and minority interest	32%	31%		33%	34%
Net income	22%	23%		24%	24%
Third Quarter Fiscal Year 2009

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales decreased 11 percent in third quarter 2009 from the same quarter a year ago. Our Seeds and Genomics segment net sales improved 10 percent, and our Agricultural Productivity segment net sales declined 39 percent. The following table presents the percentage changes in third quarter 2009 worldwide net sales by segment compared with net sales in the

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Third Quarter 2009 Percentage Change in Net Sales vs. Third Quarter 2008
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	1%	11%	(4)%	8%	2%	10%
Agricultural Productivity Segment	(36)%	2%	(5)%	(39)%	—	(39)%
Total Monsanto Company	(15)%	8%	(5)%	(12)%	1%	(11)%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2009 and 2008. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit decreased 7 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased 2 percentage points to 58 percent in third quarter 2009 primarily driven by the increase in soybean and corn seed and traits average net selling prices and the increase in sales in the Seeds and Genomics segment. Gross profit percentage in the Seed and Genomics segment increased 3 percentage points to 63 percent in third quarter 2009. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment decreased 5 percentage points to 45 percent in third quarter 2009. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses decreased 8 percent, or $67 million, in third quarter 2009 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses decreased 18 percent because of lower spending for marketing, administrative functions and incentives. R&D expenses increased 19 percent related to the increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 1 percentage point to 16 percent, and R&D expenses increased 2 percentage points to 9 percent in the three-month comparison.
Interest income decreased $21 million in the quarter-over-quarter comparison because of lower average cash balances primarily in Brazil and the United States in third quarter 2009.
Other Expense — net was expense of $4 million in third quarter 2009, compared with income of $5 million in the prior-year quarter. The change is primarily due to foreign currency losses in Brazil.
Income tax provision was $308 million in third quarter 2009, an increase of $20 million from the prior-year quarter. The effective tax rate increased to 30 percent from 26 percent in third quarter 2008. The effective rate for third quarter 2008 was affected by a tax benefit of $43 million for the reversal of our remaining net operating loss valuation allowance in Argentina and additional tax expense for a transfer pricing item. Third quarter 2009 included several discrete tax adjustments resulting in a tax benefit of $24 million. The majority of this benefit was the result of tax adjustments related to prior tax years. Without these items, our effective tax rate for third quarter 2009 would have been even higher than the 2008 rate, primarily driven by a shift in our projected earnings mix to higher tax rate jurisdictions.
First Nine Months of Fiscal Year 2009

The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2009 and 2008 income from continuing operations:
Net sales increased 6 percent in the first nine months of 2009 from the same period a year ago. Our Seeds and Genomics segment net sales improved 18 percent and our Agricultural Productivity segment net sales declined 11 percent. The following table presents the percentage changes in the first nine months of 2009 worldwide net sales by segment compared with net sales in the prior-year first nine months, including the effect volume, price, currency and acquisitions had on these percentage changes:

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

	First Nine Months of 2009 Percentage Change in Net Sales vs. First Nine Months of 2008
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	2%	17%	(4)%	15%	3%	18%
Agricultural Productivity Segment	(28)%	20%	(3)%	(11)%	—	(11)%
Total Monsanto Company	(11)%	19%	(3)%	5%	1%	6%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2009 and 2008. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 13 percent in the nine-month comparison. Gross profit percentage for the total company increased 4 percentage points to 60 percent in the first nine months of 2009 driven by increases in average net selling prices of corn and soybean seed and traits and ROUNDUP and other glyphosate-based herbicides. Gross profit percentage in the Seed and Genomics segment increased 2 percentage points to 64 percent in the first nine months of 2009. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment increased 5 percentage points to 53 percent in the first nine months of 2009. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses increased 12 percent, or $280 million, in the first nine months of 2009 from the prior-year comparable period, primarily because of the $162 million pre-tax acquired in-process research and development (IPR&D) charge in 2009 related to the Aly Participacoes Ltda. (Aly) acquisition. In the nine-month comparison, SG&A expenses decreased 2 percent primarily because of lower spending for marketing, administrative functions and incentives. R&D expenses increased 22 percent in the nine-month period due to an increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 1 percentage point to 16 percent, and R&D expenses increased 1 percentage point to 8 percent in the nine-month comparison.
Interest expense decreased $16 million in the nine-month comparison primarily because we had higher interest capitalized on construction during the first nine months of 2009 and due to lower average commercial paper borrowings outstanding during the first nine months of 2009.
Interest income decreased $48 million in the nine-month comparison because of less interest earned on lower average cash balances primarily in Brazil and United States in the first nine months of 2009.
Solutia-related income was $187 million in the first nine months of 2008. We recorded a gain of $210 million pretax (Solutia-related gain), associated with the settlement of our claim on Feb. 28, 2008, in connection with Solutia’s emergence from bankruptcy. Since Solutia has emerged from bankruptcy, any related expenses for these assumed liabilities are now included within operating expenses.
Other Expense — net was expense of $62 million in the first nine months of 2009, compared with income of $2 million in the prior-year nine months. The change is primarily due to foreign currency losses in Brazil and Europe.
Income tax provision was $924 million in the first nine months of 2009, a decrease of $21 million from the prior-year comparable period. The effective tax rate decreased to 28 percent from 30 percent in the prior period.
•	The first nine months of 2009 included several discrete tax adjustments resulting in a tax benefit of $119 million. The majority of this benefit was the result of the resolution of several domestic and ex-US tax audits and the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.

•	The effective rate for the first nine months of 2008 was affected by our Solutia-related gain for which taxes were provided at a higher U.S.-based rate, a tax benefit of $43 million for the reversal of our remaining net operating loss valuation allowance in Argentina and additional tax expense for a transfer pricing item.
Without these items, our effective tax rate for the first nine months of 2009 would have been higher than the 2008 rate, primarily driven by a shift in our projected earnings mix to higher tax rate jurisdictions.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change

Net Sales
Corn seed and traits	$1,020	$975	5%	$3,726	$3,189	17%
Soybean seed and traits	540	447	21%	1,367	1,064	28%
Cotton seed and traits	333	279	19%	413	361	14%
Vegetable seeds	206	185	11%	572	521	10%
All other crops seeds and traits	149	161	(7)%	311	293	6%

Total Net Sales	$2,248	$2,047	10%	$6,389	$5,428	18%

Gross Profit
Corn seed and traits	$630	$565	12%	$2,445	$2,023	21%
Soybean seed and traits	338	269	26%	856	649	32%
Cotton seed and traits	249	195	28%	296	252	17%
Vegetable seeds	113	93	22%	308	270	14%
All other crops seeds and traits	97	97	—	177	154	15%

Total Gross Profit	$1,427	$1,219	17%	$4,082	$3,348	22%

EBIT(1)	$804	$586	37%	$2,081	$1,643	27%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2009

Net sales of corn seed and traits increased 5 percent, or $45 million, in the three-month comparison, primarily because of increased sales of U.S. corn seed and traits, mostly due to an increase in the average net selling price.
In third quarter 2009, net sales of soybean seed and traits increased 21 percent, or $93 million, in the three-month comparison primarily because of an increase in the average net selling price in the United States.
Net sales of cotton seed and traits increased 19 percent, or $54 million, in the three-month comparison primarily because of an increase in the average net selling price and a shift to second generation products in the United States and increased volumes and planting rates in India.
The net sales increases discussed above resulted in $208 million higher gross profit in third quarter 2009. Gross profit as a percent of sales for this segment increased 3 percentage points in the quarter-over-quarter comparison to 63 percent. This improvement was primarily driven by increased prices in U.S. corn seed and traits, U.S. soybean seed and traits and a demand shift to higher margin triple trait corn products. These positive factors were partially offset by higher costs in the United States resulting from higher commodity prices paid for our seed production.
EBIT for the Seeds and Genomics segment increased $218 million to $804 million in third quarter 2009.
Seeds and Genomics Financial Performance — First Nine Months of Fiscal Year 2009

Net sales of corn seed and traits increased 17 percent, or $537 million, in the nine-month comparison, primarily because of increased sales of U.S. corn seed and traits, mostly due to an increase in the average net selling price and a demand shift to higher margin triple trait corn product.
Net sales of soybean seed and traits increased 28 percent, or $303 million, in the first nine months of 2009, when compared to the prior year first nine months primarily because of increased sales of soybean seed and traits in the United States driven by higher average net selling prices. Further, net sales volumes of U.S. soybean seed and traits improved in the nine-month comparison driven by stronger customer demand and an anticipated increase in soybean acres.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

In the first nine months of 2009, net sales of cotton seed and traits increased 14 percent, or $52 million, primarily due to an increase in net sales in India due to increased volume and an increase in the average net selling price and a shift to second generation products in the United States.
Gross profit percentage for this segment increased 2 percentage points in the period-over-period comparison to 64 percent. This increase was primarily driven by increased prices in U.S. corn and U.S. soybeans and a demand shift to higher margin triple trait corn products. These positive factors were partially offset by higher costs in the United States resulting primarily from higher commodity prices paid for our seed production and increased costs from product claims related to pollination variations with three hybrids of white corn grown solely in South Africa.
EBIT for the Seeds and Genomics segment increased $438 million to $2,081 million in the first nine months of 2009. The sales increases discussed in this section resulted in $734 million higher gross profit in the first nine months of 2009. In the nine-month comparison, increased SG&A and R&D expenses related to the acquired IPR&D charge of $162 million pretax and the growth in the business partially offset the gross profit improvement.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$614	$1,168	(47)%	$2,749	$3,158	(13)%
All other agricultural productivity products	299	323	(7)%	707	728	(3)%

Total Net Sales	$913	$1,491	(39)%	$3,456	$3,886	(11)%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$273	$594	(54)%	$1,514	$1,559	(3)%
All other agricultural productivity products	134	154	(13)%	309	310	—

Total Gross Profit	$407	$748	(46)%	$1,823	$1,869	(2)%

EBIT(1)	$211	$501	(58)%	$1,210	$1,486	(19)%

(1)	EBIT is defined as earnings before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 20 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2009

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 47 percent, or $554 million, in the three-month comparison. In third quarter 2009, net sales of ROUNDUP and other glyphosate-based herbicides decreased in all regions after price increases in 2008. Sales volumes in the U. S. decreased primarily due to a softening of customer demand compared to third quarter 2008, driven by increased pressure from generic competition. Sales volumes of ROUNDUP and other glyphosate-based herbicides decreased 44 percent in third quarter 2009 from third quarter 2008.
The net sales decreases discussed throughout this section resulted in $341 million less gross profit in third quarter 2009. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 5 percentage points to 45 percent in third quarter 2009 because of a shift to less profitable glyphosate products and higher costs. EBIT for the Agricultural Productivity segment decreased $290 million to $211 million in third quarter 2009.
Agricultural Productivity Financial Performance — First Nine Months of Fiscal Year 2009

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 13 percent, or $409 million, in the nine-month comparison. Net sales of ROUNDUP and other glyphosate-based herbicides increased primarily in Brazil. The average net selling price increased in most regions in the first nine months of 2009 compared to the first nine months of 2008. Sales volumes of ROUNDUP and other glyphosate-based herbicides decreased 33 percent in the first nine months of 2009 from the first nine months of 2008. Demand was greater during the first nine months of 2008 in the U.S. as customers ordered and

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

took volumes earlier in the season in anticipation of future price increases. In 2009 demand has fallen due to the increased price and shift to the generic competition.
Gross profit percentage for the Agricultural Productivity segment increased 5 percentage points to 53 percent in the first nine months of 2009. This improvement was primarily because of an increase in the average net selling prices of ROUNDUP and other glyphosate-based herbicides in the first nine months of 2009, when compared to the first nine months of 2008.
Gross profit decreased $46 million because of decreased sales volume of ROUNDUP and other glyphosate-based herbicides in the first nine months of 2009. EBIT for the Agricultural Productivity segment decreased $276 million to $1,210 million in the first nine months of 2009. A key factor in this decrease was our Solutia-related gain of $210 million which occurred in second quarter 2008.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

			As of
	As of May 31,		Aug. 31,
(Dollars in millions, except current ratio)	2009	2008	2008

Cash and cash equivalents	$579	$1,714	$1,613
Trade receivables, net	3,017	3,258	2,067
Inventory, net	3,169	2,206	2,453
Other current assets(1)	1,234	949	1,476

Total Current Assets	$7,999	$8,127	$7,609

Short-term debt	$120	$10	$24
Accounts payable	711	788	1,090
Accrued liabilities(2)	2,656	2,490	3,325

Total Current Liabilities	$3,487	$3,288	$4,439

Working Capital(3)	$4,512	$4,839	$3,170
Current Ratio(3)	2.29:1	2.47:1	1.71:1

(1)	Includes miscellaneous receivables, deferred tax assets, assets of discontinued operations and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
May 31, 2009, compared with Aug. 31, 2008: Working capital increased $1,342 million between Aug. 31, 2008, and May 31, 2009, because of the following factors:
•	Trade receivables increased $950 million in the first nine months of 2009 primarily because of the seasonality of our sales and collections as of May 31, 2009.

•	Inventory, primarily seed inventory, increased $716 million, between the respective periods because of North America’s higher corn production and decreased sales of ROUNDUP in the first nine-months of the fiscal year resulting in a higher inventory balance as of May 31, 2009.

•	Accrued liabilities decreased $669 million, primarily due to a decrease in deferred revenue driven by a decrease in certain customer prepayments, primarily in South America, and a decrease in accrued compensation and benefits due to the payment of employee incentives related to fiscal year 2008 but paid in first quarter 2009. In addition, dividends payable decreased $132 million driven by the declaration of dividends in August 2008 and the payment to shareowners in October 2008. These decreases were offset by an increase of $319 million in income taxes payable due to strong U.S. results coupled with the timing of U.S. income tax payments.

•	Accounts payable decreased $379 million due to higher capital expenditures outstanding and timing of payments at Aug. 31, 2008, compared to May 31, 2009.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

These increases to working capital between Aug. 31, 2008, and May 31, 2009, were partially offset primarily by the following factors:
•	Cash and cash equivalents decreased $1,034 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Other current assets decreased $242 million primarily due to the sale of the Dairy business during first quarter 2009.
May 31, 2009, compared with May 31, 2008: Working capital decreased $327 million between May 31, 2009, and May 31, 2008. The following factors decreased working capital as of May 31, 2009, compared with May 31, 2008:
•	Cash and cash equivalents decreased $1,135 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Accrued liabilities increased $166 million. Income taxes payable increased $346 million primarily due to an increase in U.S. pre-tax income and a decrease in stock option exercises during the current year. Further, deferred revenue decreased $141 million due to a decrease in certain customer prepayments, primarily in South America.

•	Short-term debt increased $110 million primarily because of various short-term debt borrowings in Argentina to fund their working capital needs.
These working capital decreases were partially offset by the following factor:
•	Inventory increased $963 million primarily because of increased corn production to support our market share growth in our global corn business and due to acquisitions. Our chemistry inventory increased due to reduced sales volume, planned inventory build, as well as cost increases in certain raw materials required for herbicide production.
Customer Financing Programs: We referred certain interested U.S. customers to a third-party specialty lender that made loans directly to our customers. We established this revolving financing program of up to $250 million, which allowed certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The program was terminated in the third quarter of fiscal year 2009. The funding availability could have been less than $250 million if certain program requirements were not met. It also allowed us to reduce our reliance on commercial paper borrowings. Proceeds from customer loans sold through the financing program totaled $130 million and $3 million for the first nine months of fiscal years 2009 and 2008, respectively. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originated these customer loans on behalf of the third-party specialty lender, a special purpose entity (SPE) that we consolidated, using our credit and other underwriting guidelines approved by the lender. We serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special purpose entity (QSPE). We had no ownership interest in the lender, in the QSPE, or in the loans. We accounted for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).
There were no loan balances outstanding as of May 31, 2009. As of Aug. 31, 2008, the customer loans held by the QSPE and the QSPE’s liability to the conduits was $66 million. Our servicing fee revenues from the program were not significant. As of May 31, 2009, there were no delinquent loans nor guarantee liabilities. Less than $1 million of the loans sold through this financing program were delinquent as of Aug. 31, 2008, and our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
We have an agreement with a lender to establish a program to provide financing of up to $250 million for selected customers in Brazil. The agreement qualifies for sales treatment under SFAS 140. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $119 million and $107 million of proceeds through these customer financing programs in the first nine months of 2009 and 2008, respectively. The amount of loans outstanding was $99 million and $187 million as of May 31, 2009, and Aug. 31, 2008, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $99 million as of May 31, 2009. The liability for the guarantee

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $11 million and $10 million as of May 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. As of May 31, 2009, $11 million of loans sold through this financing program were delinquent, and no loans were delinquent as of Aug. 31, 2008.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $59 million and $70 million of proceeds through these customer financing programs in the first nine months of 2009 and 2008, respectively. The amount of loans outstanding was $51 million and $92 million as of May 31, 2009, and Aug. 31, 2008, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $51 million as of May 31, 2009. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $4 million and $11 million as of May 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. As of May 31, 2009, $4 million of loans sold through these financing programs were delinquent, and no loans were delinquent as of Aug. 31, 2008.
We also sell accounts receivable, both with and without recourse. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $11 million and $19 million for the first nine months of 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of May 31, 2009, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $11 million as of May 31, 2009. The outstanding balance of the receivables sold was $11 million and $33 million as of May 31, 2009, and Aug. 31, 2008, respectively. There were no delinquent loans as of May 31, 2009, or Aug. 31, 2008.
Cash Flow

	Nine Months Ended May 31,
(Dollars in millions)	2009	2008

Net Cash Provided by Operating Activities	$436	$1,325
Net Cash Required by Investing Activities	(588)	(650)

Free Cash Flow(1)	(152)	675

Net Cash (Required) Provided by Financing Activities	(768)	93
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(114)	80

Net (Decrease) Increase in Cash and Cash Equivalents	(1,034)	848
Cash and Cash Equivalents at Beginning of Period	1,613	866

Cash and Cash Equivalents at End of Period	$579	$1,714

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $436 million in the first nine months of 2009 compared with $1,325 million in the first nine months of 2008. This decrease was driven by the cash required for the increase in inventory and the change in accounts payable and other accrued liabilities. Further, the change in deferred revenue of $665 million in the nine-month comparison occurred because of the introduction of the prepay program for ROUNDUP in Brazil last year. The cash received in second quarter 2008 of $163 million related to our Solutia-related gain also contributed to this decrease. These decreases were offset by the higher earnings which included the non-cash acquired IPR&D pre-tax charge of $162 million taken in second quarter 2009 related to the Aly acquisition and an increase in cash provided by the change in accounts receivable.
Cash required by investing activities decreased $62 million in period-over-period comparison. In 2009, we received proceeds of $300 million related to the sale of the Dairy business. Offsetting this receipt of cash, our capital expenditures increased

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

$131 million in the nine-month comparison, to $661 million, primarily for the expansion of corn seed production facilities. We also used $280 million of cash for acquisitions in the first nine months of 2009 compared to $113 million in the first nine months of 2008.
The amount of cash required by financing activities was $768 million in the first nine months of 2009 compared with a source of cash of $93 million in the first nine months of 2008. The net change in long-term financing was a use of cash of $70 million in the first nine months of 2009 compared with a source of $310 million in the prior-year first nine months. Dividend payments increased 42 percent, or $120 million, because we paid dividends of 51 cents per share in the first nine months of 2009 compared with 35 cents per share in the first nine months of 2008. During the first nine months of 2009, treasury stock purchases required cash of $310 million compared to $145 million during the first nine months of 2008.
Capital Resources and Liquidity

			As of
	As of May 31,		Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2009	2008	2008

Short-Term Debt	$120	$10	$24
Long-Term Debt	1,705	1,703	1,792
Total Shareowners’ Equity	10,767	10,211	9,374
Debt-to-Capital Ratio	14%	14%	16%

Total debt outstanding increased $112 million between May 31, 2008, and May 31, 2009. As of May 31, 2009, we did not have any outstanding commercial paper, but there were several short-term debt borrowings to support ex-U.S. operations. In addition, there were no outstanding borrowings under the $2 billion credit facility agreement.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $484 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward starting interest rate swaps with a total notional amount of $250 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate until the debt is issued.
We expect to make additional contributions of approximately $15 million and $2 million to the company’s pension plans in the United States and outside the United States, respectively, in fiscal year 2009. However, as a result of the recent global financial market downturn and decline in plan asset values, we are currently assessing the impact on our benefit plans funded status. Pending a final determination, significant additional plan contributions exceeding these amounts are expected on or before Sept. 15, 2009, some of which could occur in fiscal year 2009.
In June 2009, we announced plans to take future actions to reduce costs associated with our agricultural businesses. We will further concentrate our resources on our ROUNDUP and other herbicides business. There are no current plans to impact the previously reported segment structure. This step will allow us to more closely align our businesses with current market conditions as well as enable us to align the spending and working capital needs associated with each business to our longer-term earnings potential. These actions are expected to require charges of $350 million to $400 million pretax in the fourth quarter of fiscal year 2009.
Dividend: In June 2009, we declared a quarterly dividend of 26.5 cents payable on July 24, 2009, to shareowners of record as of July 2, 2009.
Capital Expenditures: We expect 2009 capital expenditures to be in the range of $950 million compared with $918 million in 2008. The largest component is expected to be projects to expand corn seed production facilities and the Luling glyphosate expansion project.
2009 Acquisition: In December 2008, we acquired Aly, which operates the sugarcane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil, for 616 million Brazilian reais or $264 million (net of cash acquired), inclusive of transaction costs of less than $1 million. We consummated the transaction with existing cash.
Recent Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the nine months ended May 31, 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

2008 Acquisitions: In September 2007, we acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $91 million (net of cash acquired), inclusive of transaction costs of $1 million. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. We consummated the transaction with cash.
In June 2008, we acquired 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V., and a related company for approximately $757 million (net of cash acquired), inclusive of transaction costs of $3 million. De Ruiter is a leading protected-culture vegetable seeds company based in the Netherlands with operations worldwide. We consummated the transaction with existing cash after receiving approvals from the appropriate regulatory authorities.
In July 2008, we acquired Marmot, S.A., which operates Semillas Cristiani Burkard, a privately held seed company headquartered in Guatemala City, Guatemala, for $135 million (net of cash acquired), inclusive of transaction costs of $3 million. We consummated the transaction with existing cash.
2009 Contractual Obligation: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report of Form 10-K for the year ended Aug. 31, 2008, except for a decrease in our unrecognized tax benefits related to uncertain tax positions due primarily to the resolution of several domestic and ex-US tax audits. As of May 31, 2009, this unrecognized tax benefit amount was $234 million.
Off-Balance Sheet Arrangement
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 19 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings — for further information.
OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. In the Agricultural Productivity segment, our glyphosate business has grown through increases in our average net selling prices; however, volumes have declined due to share loss resulting from declining competitive prices and increasing competitive supply, as well as from the effect of the drought in South America. Our selective chemistry business is expected to decline. As a result, we are striving to expand our seeds and traits business and working to attain a competitive position in our chemistry business.
We believe that our company is positioned to meet our commitment to double the gross profit by 2012. In the short term we expect volatility in our ROUNDUP business as it moves to a sustainable level of earnings. We expect to see strong cash flow as well over the period, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments. In 2009, we also expect to see increased gross profit as our higher-margin seeds and traits business grows.
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

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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
We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable portfolio will focus on 23 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, and we expect that to lead to growth in that business. The acquisition of De Ruiter has broadened our focus on the protected-culture vegetable seed market, which is a faster growing sector of the vegetable industry. The recent acquisition of Aly will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions by our seed businesses to grow our branded seed market share or expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics in the near term. We believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.
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
Key regulatory approvals for the commercial launch in 2009 of ROUNDUP READY 2 YIELD soybeans, our second-generation glyphosate-tolerant soybean product, have been obtained.
Our next generation corn product is SMARTSTAX, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests and provides tolerance to the herbicides glyphosate and glufosinate. Because SMARTSTAX contains multiple proteins that each control either above or below ground corn pests, SMARTSTAX has the potential to significantly reduce the size of structured refuge in the corn belt, pending EPA approval. EPA has already granted a reduced refuge for YIELDGARD VT PRO which contains two distinct Bt proteins that control a broad spectrum of these above ground pests. Recently, the U.S. EPA and the Canadian Food Inspection Agency have approved YIELDGARD VT PRO, including a 5 percent refuge in the corn belt, for above ground pests only. Regulatory submissions have been initiated for SMARTSTAX corn in the U.S., Canada, and various import countries such as Japan, Mexico, the EU and Korea. Approvals have been obtained for food and feed import in Japan and the environmental application also required for import is pending. SMARTSTAX corn is anticipated to be launched in the United States in 2010, pending necessary regulatory approvals. Global cultivation opportunities were expanded for corn and cotton with approval of BOLLGARD II cotton in Brazil and field trials in Mexico and Pakistan.
During 2007, we announced a long-term joint research and development and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all U.S., Canada and recently the EU, regulatory submissions for the first biotech drought-tolerant corn product. Submission to other key import countries such as Japan, Mexico and Korea will be made in the months to come. Pending necessary approvals, the product is on track for a launch around 2012. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton and canola.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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
In Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system to ensure that we capture value on all our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Continued commercial approval of new traits such as the recently approved YIELDGARD Corn Borer, along with timely approval of combined traits will provide the opportunity for a step change in contributions from seed and traits. As noted above, YIELDGARD Corn Borer was approved recently, and was planted in the past growing season. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
It is likely that rulings of patent infringement from ongoing court cases in Europe will be required before we can engage in a process to capture value from ROUNDUP READY soybeans grown in Argentina. Three Spanish cases, which we have appealed, and a U.K. case have had adverse early results. We settled the U.K. case, and both we and the defendants have dismissed our appeals of that matter. The first case in Holland has now been referred to the European Court of Justice (“ECJ”) for an interpretation of the EU patent law for biotech products which is expected to take up to two years. It is likely that all other cases will now be stayed pending the outcome of the ECJ ruling in the Dutch case. Meanwhile, we are continuing to discuss alternative arrangements with various stakeholders. However, we have no certainty that any of these discussions will lead to an income producing outcome in the near term. We do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for the use of the technology.
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies, including Monsanto, to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The legality of the suspension will be decided after a full hearing before the court later this year. The European Food Safety Authority (EFSA) has issued an opinion that the French suspension is not supported on a scientific basis. A hearing date has not been set and the ban remains in place. On April 17, 2009, Germany invoked the safeguard clause and also banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, there will be no sales or planting of MON810 products in Germany this growing season and most likely the next growing season. A hearing date has not been set. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked safeguard measures but we have focused our legal challenges to those countries with significant corn plantings.
Agricultural Productivity
We believe our ROUNDUP herbicide gross profit will peak in 2009 at levels similar to 2008, and going forward, will decline. However, we believe the business will continue to generate a strong source of cash and gross profit. Prices of generic formulations of glyphosate herbicides increased during fiscal year 2008, but against a background of increased global supply and softening raw material prices, generic prices are now trending quickly down. We have experienced increased demand in recent years, and we are increasing production capacity at our Luling, Louisiana plant to meet the anticipated future demand for ROUNDUP. We will continue to actively manage our inventory and other costs.
We have submitted a mine plan to the U.S. Bureau of Land Management regarding a new phosphate ore mine in Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our ROUNDUP herbicides and licensed glyphosate. We anticipate receiving regulatory approvals for our new mine in 2010. However, we are aware that certain environmental groups have initiated litigation against other phosphate producers to disrupt and delay the permitting process.
Like most other selective herbicides, our selective acetochlor herbicide products face increasing competitive pressures and a declining market, in part because of the rapid penetration of ROUNDUP READY corn in the United States. We will continue

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

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
Other Information
As discussed in Note 19 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
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
During second quarter 2009, we amended our accounting policy on marketing programs from our Report on Form 10-K for the fiscal year ended Aug. 31, 2008. Accrued marketing program costs are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment and market share increases. We introduced new marketing programs during 2009 providing certain customers price protection consideration if standard published prices are lowered from the price the distributor paid on eligible products. The associated cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience) is used as a basis for the liability. Management analyzes and reviews the marketing programs on a quarterly basis and adjustments are recorded as appropriate.
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
NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt SFAS 167 in fiscal year 2011. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166). SFAS 166 removes the concept of a QSPE from SFAS 140 and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt SFAS 166 in fiscal year 2011. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, we will adopt SFAS 165 prospectively in fourth quarter fiscal year 2009. We do not expect the adoption of this standard to have a material effect on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS 157-4). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP SFAS 157-4 amends SFAS No. 157, Fair Value Measurements (SFAS 157) to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP SFAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Accordingly, we will adopt this FSP in fourth quarter fiscal year 2009. We are currently evaluating the impact of adopting this FSP on the consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to interim financial statements of publicly-traded companies. FSP SFAS 107-1 and APB 28-1 requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS 107. This FSP is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, we will adopt this FSP in first quarter fiscal year 2010. We are currently evaluating the disclosure impact of adopting FSP SFAS 107-1 and APB 28-1 on the consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP SFAS 115-2 and SFAS 124-2). This FSP provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Accordingly, we will adopt this FSP in fourth quarter fiscal year 2009. We are currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP SFAS 141R-1). This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, we will adopt FSP SFAS 141R-1 prospectively in fiscal year 2010.
In December 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). This issue clarifies the accounting for defensive assets, which are separately identifiable intangible assets acquired in an acquisition

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

which an entity does not intend to actively use but does intend to prevent others from using. EITF 08-7 requires an acquirer to account for these assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after Dec. 15, 2008. Accordingly, we will adopt EITF 08-7 prospectively in fiscal year 2010.
In December 2008, the FASB issued FSP SFAS No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP SFAS 132R-1). This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This FSP is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, we will adopt FSP SFAS 132R-1 in fiscal year 2010. We are currently evaluating the disclosure impact of adopting this FSP on the consolidated financial statements in Monsanto’s Report on Form 10-K for the fiscal year ending Aug. 31, 2010.
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
In April 2008, the FASB issued FSP SFAS No. 142-3, Determining the Useful Life of Intangible Assets (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This FSP must be applied prospectively to intangible assets acquired after the effective date. This FSP is effective for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. Accordingly, we will adopt FSP SFAS 142-3 prospectively in fiscal year 2010.
In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of SFAS No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, we will adopt the additional requirements of SFAS 157 that were deferred by FSP SFAS 157-2 in fiscal year 2010. We are currently evaluating the impact on the consolidated financial statements of adopting the additional requirements of SFAS 157.
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
In December 2007, the FASB issued SFAS 141R, which was subsequently amended by FSP SFAS 141R-1. Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired IPR&D is capitalized at fair value as an intangible asset and amortized over its estimated useful life. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, we will adopt SFAS 141R in fiscal year 2010. We are currently evaluating the impact of SFAS 141R on the consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of May 31, 2009 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 19 — Commitments and Contingencies — under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides new and updated information regarding certain other proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and our Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2008, and Feb. 28, 2009.
Patent and Commercial Proceedings
As described in our Report on Form 10-Q for the quarterly period ending Feb. 28, 2009, on Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum® GAT® trait in soybeans with our patented first generation ROUNDUP READY technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our ROUNDUP READY technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, which has been dismissed. On June 5, 2009, the Court entered a revised scheduling order requiring the plaintiffs to file their motion for class certification by Sept. 25, 2009. No date is set for the class certification hearing.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and our Report on Form 10-Q for the quarterly period ending Feb. 28, 2009, two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all farmers who purchased our ROUNDUP brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes. Plaintiffs seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware. On July 18, 2007, the court ruled that any such suit had to be filed in federal or state court in Missouri; the court granted our motion to dismiss the two original cases. On Aug. 8, 2007, plaintiffs in the remaining three cases voluntarily dismissed their complaints, which have not been re-filed. On Aug. 10, 2007, the same set of counsel filed a parallel action in federal court in San Antonio, Texas, on behalf of a retailer of glyphosate named Texas Grain. Plaintiffs seek to certify a national class of all entities that purchased glyphosate directly from us since August 2003. In the most recent court scheduling order, the court set a hearing on plaintiff’s motion to certify a class for June 23-24, 2009.
Governmental Proceedings and Undertakings
As described in our Report on Form 10-Q for the quarterly period ended Nov. 30, 2008, we have reported the accidental harvest of 0.22 acres of regulated Bt research cotton by a cooperator to the FDA, EPA and USDA. The Bt protein present in this research cotton is nearly identical to the protein in a corn product that has already obtained full approval in the United

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

States and many foreign markets. On May 20, 2009, the EPA granted a time-limited exemption from the requirement of a tolerance for the protein in the research cotton, reaffirmed the safety of the protein in food and feed, and provided notice to the USDA and FDA that the cottonseed may now enter U.S. domestic commerce. However, we could be subject to civil penalties, which we would not expect to be material.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, and Monsanto’s Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2008, and Feb. 28, 2009, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $195 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $875 million (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $70 million to $35 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 2.0 Brazilian Reais per U.S. dollar, and will fluctuate with exchange rates in the future.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2008, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2009 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of	(d) Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share(1)	Programs	Programs

March 2009:
Mar. 1, 2009, through Mar. 31, 2009	191,875	$79.39	191,875	$640,128,303
April 2009:
Apr. 1, 2009, through Apr. 30, 2009	111,255	$80.84	111,255	$631,134,959
May 2009:
May 1, 2009, through May 31, 2009	133,210	$88.41	133,210	$619,357,925

Total	436,340	$82.51	436,340	$619,357,925

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.
In April 2008, the board of directors authorized a new repurchase program of up to an additional $800 million of the company’s common stock over a three year period. This repurchase program commenced Dec. 23, 2008 and will expire on Dec. 23, 2011. There were no other publicly announced plans outstanding as of May 31, 2009.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: June 26, 2009

MONSANTO COMPANY	THIRD QUARTER 2009 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

11	Omitted — see Note 17 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).