Form 10-K
period 2009-08-31
MONSANTO CO /NEW/
filed 2009-10-27
CIK 1110783

MONSANTO COMPANY	2009 FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Aug. 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-16167
MONSANTO COMPANY
Exact name of registrant as specified in its charter

Delaware	43-1878297
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

800 North Lindbergh Blvd.,
St. Louis, Missouri	63167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(314) 694-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 28, 2009): approximately $41.7 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 545,055,022 shares of common stock, $0.01 par value, outstanding at Oct. 22, 2009.
Documents Incorporated by Reference
Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about Dec. 7, 2009, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2009 FORM 10-K

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
The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2009.
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
Information in this Form 10-K is current as of Oct. 27, 2009, unless otherwise specified.
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

MONSANTO COMPANY	2009 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2009 FORM 10-K

MONSANTO COMPANY	2009 FORM 10-K

PART I

ITEM 1. BUSINESS

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. We view our Seeds and Genomics segment as the driver for future growth for our company. In 2009, we acquired Aly Participacoes Ltda. (Aly) and the assets of WestBred, LLC to further this growth. Our Agricultural Productivity segment has encountered significant market change in the past year as numerous major global competitors have increased production which, coupled with purchases from local generic companies, has increased channel inventory for generic glyphosate. We have announced plans to increase our production capacity of glyphosate, the major product in that segment, which we expect to complete in 2010. In October 2008, we consummated the divesture of our animal agricultural products business (the Dairy business), which focused on dairy cow productivity. It was previously part of the Agricultural Productivity segment. We determined that the Dairy business was no longer consistent with our strategic business goals. See Note 4 — Business Combinations for further details of these acquisitions and Note 29 — Discontinued Operations for further details of the divestitures.
We provide information about our business, including analyses, significant news releases, and other supplemental information, on our Web site: www.monsanto.com. In addition, we make available through our Web site, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Exchange Act are also available on our site by the end of the business day after filing. All of these materials can be found under the “Investors” tab. Our Web site also includes the following corporate governance materials, under the tab “Corporate Responsibility”: our Code of Business Conduct, our Code of Ethics for Chief Executive and Senior Financial Officers, our Board of Directors’ Charter and Corporate Governance Guidelines, and charters of our Board committees. These materials are also available on paper. Any shareowner may request them by contacting the Office of the General Counsel, Monsanto Company, 800 N. Lindbergh Blvd., St. Louis, Missouri, 63167. Information on our Web site does not constitute part of this report.
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
     Open field and protected-culture seed for tomato, pepper, eggplant, melon, cucumber, pumpkin, squash, beans, broccoli, onions, and lettuce, among others
DEKALB, Channel Bio for corn Asgrow for soybeans Deltapine for cotton Seminis and De Ruiter for vegetable seeds

Biotechnology traits(1)	Enable crops to protect themselves from borers and rootworm in corn and leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides	SmartStax, YieldGard and YieldGard VT for corn; Bollgard and Bollgard II for cotton
	Enable crops, such as corn, soybeans, cotton, and canola to be tolerant of Roundup and other glyphosate-based herbicides	Roundup Ready and Roundup Ready 2 Yield (soybeans only) Genuity, global brand for multiple products

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.

MONSANTO COMPANY	2009 FORM 10-K

Distribution of Products
We have a worldwide distribution and sales and marketing organization for our seeds and traits. We sell our products under Monsanto brands and license technology and genetic material to others for sale under their own brands. Through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers, and agents, we market our DEKALB, Asgrow and Deltapine branded germplasm to farmers in every agricultural region of the world. In the United States, we market regional seed brands under our American Seeds, LLC and Channel Bio, LLC businesses to farmers directly, as well as through dealers, agricultural cooperatives and agents. In countries where they are approved for sale, we market and sell our trait technologies with our branded germplasm, pursuant to license agreements with our farmer customers. In Brazil and Paraguay, we have implemented a point-of-delivery, grain-based payment system: We contract with grain handlers to collect applicable trait fees when farmers deliver their grain. In addition to selling our products under our own brands, we license a broad package of germplasm and trait technologies to large and small seed companies in the United States and certain international markets. Those seed companies in turn market our trait technologies in their branded germplasm; they may also market our germplasm under their own brand name. Our vegetable seeds are marketed in more than 100 countries through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers and agents, as well as directly to farmers.
Competition
The global market for the products of our Seeds and Genomics segment is competitive and the competition has intensified. Both our row crops and our vegetable seed businesses compete with numerous multinational agrichemical and seed marketers globally and with hundreds of smaller companies regionally. With the exception of competitors in our Seminis and De Ruiter vegetable seed business, most of our seed competitors are also licensees of our germplasm or biotechnology traits. In certain countries, we also compete with government-owned seed companies. Our biotechnology traits compete as a system with other practices, including the application of agricultural chemicals, and traits developed by other companies. Our weed- and insect-control systems compete with chemical and seed products produced by other agrichemical and seed marketers. Competition for the discovery of new traits based on biotechnology or genomics is likely to come from major global agrichemical companies, smaller biotechnology research companies and institutions, state-funded programs, and academic institutions. Enabling technologies to enhance biotechnology trait development may also come from academic researchers and biotechnology research companies. Competitors using our technology outside of license terms and farmers who save seed from one year to the next (in violation of license or other commercial terms) also affect competitive conditions.
Product performance (in particular, crop vigor and yield for our row crops and quality for our vegetable seeds), customer support and service, intellectual property rights and protection, product availability and planning, and price are important elements of our market success in seeds. In addition, distributor, retailer and farmer relationships are important in the United States and many other countries. The primary factors underlying the competitive success of traits are performance and commercial viability; timeliness of introduction; value compared with other practices and products; market coverage; service provided to distributors, retailers and farmers; governmental approvals; value capture; public acceptance; and environmental characteristics.
Patents, Trademarks, and Licenses
In the United States and many foreign countries, we hold a broad business portfolio of patents, trademarks and licenses that provide intellectual property protection for our seeds and genomics-related products and processes. We routinely obtain patents and/or plant variety protection for our breeding technology, germplasm, commercial varietal seed products, and for the parents of our commercial hybrid seed products. We also routinely obtain registrations for our germplasm and commercial seed products in registration countries, as well as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. Our insect-protection traits (including YieldGard Corn Borer and YieldGard Corn Rootworm traits in corn seed and Bollgard trait in cotton seed) are protected by patents that extend at least until 2011. Having filed patent applications in 2002 and 2001, we anticipate that the Bollgard II insect-protection trait will be patent-protected in the United States, and in other areas in which patent protection was sought, at least through 2021. Our herbicide-tolerant products (Roundup Ready traits in soybean, corn, canola and cotton seeds) are protected by U.S. patents that extend at least until 2014; our second-generation trait for cotton, Roundup Ready Flex, is protected by U.S. patents through 2025.

MONSANTO COMPANY	2009 FORM 10-K

Monsanto broadly licenses technology and patents to other parties. We also hold licenses from other parties relating to certain products and processes. For example, we have obtained licenses to protect certain technologies we use to produce Roundup Ready seeds and certain technologies relating to our pipeline products from claims that we are infringing the patents of others. These licenses last for the lifetimes of the applicable patents, after which the respective patented technologies will no longer be subject to the terms of the license. We have also obtained perpetual licenses to certain technologies contained in certain pipeline products such as Genuity SmartStax corn, which combines insect control traits with herbicide resistant traits. We hold numerous licenses in connection with our genomics program. For example, we hold a perpetual license to certain genomics technologies for use in plant agriculture, perpetual licenses to patents expiring from 2018 to 2023 for classes of proprietary genes for the development of commercial traits in crops, perpetual licenses to functional characterizations of our proprietary genes, and perpetual licenses to certain genomics sequences and certain genomics technologies.
We own trademark registrations, and we file trademark applications for the names and many of the designs we use on our branded products around the world. Important company trademarks include Roundup Ready, Bollgard, Bollgard II, YieldGard, Genuity Roundup Ready 2 Yield and Genuity SmartStax for traits; DEKALB, Asgrow, Deltapine, and Vistive for row crop seeds; and Seminis and De Ruiter for vegetable seeds.
Raw Materials and Energy Resources
In growing locations throughout the world, we produce directly or contract with third-party growers for corn seed, soybean seed, vegetable seeds, cotton seed, canola seed and other seeds. The availability and cost of seed depends primarily on seed yields, weather conditions, farmer contract terms, commodity prices, and global supply and demand. We seek to manage commodity price fluctuations through the use of futures contracts and other hedging mechanisms. Where practicable, we attempt to minimize the weather risks by producing seed at multiple growing locations and under irrigated conditions. Our Seeds and Genomics segment also purchases the energy we need to process our seed; these energy purchases are managed in conjunction with our Agricultural Productivity segment.
AGRICULTURAL PRODUCTIVITY SEGMENT

Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Agricultural Productivity Segment — the tabular information about net sales of Roundup and other glyphosate-based herbicides and other agricultural productivity products is incorporated by reference herein.

Major Products	Applications	Major Brands

Glyphosate-based herbicides	Nonselective agricultural, industrial, ornamental and turf applications for weed control	Roundup

Selective herbicides	Control of preemergent annual grass and small seeded broadleaf weeds in corn and other crops	Harness for corn and cotton

Lawn-and-garden herbicides	Residential lawn-and-garden applications for weed control	Roundup

Distribution of Products
In some world areas we use the same distribution and sales and marketing organization for our crop protection products as for our seeds and traits. In other world areas, we have separate distribution and sales and marketing organizations for our crop protection products. We sell our crop protection products through distributors, independent retailers and dealers and agricultural cooperatives. In some cases outside the United States, we sell such products directly to farmers. We also sell certain of the chemical intermediates of our crop protection products to other major agricultural chemical producers, who then market their own branded products to farmers. We market our lawn-and-garden herbicide products through The Scotts Miracle-Gro Company.

MONSANTO COMPANY	2009 FORM 10-K

Competition
Our agricultural herbicide products have numerous major global competitors who increased production which, coupled with purchases from local generic companies, has increased channel inventory for generic glyphosate. Competition from local or regional companies may also be significant. Our lawn-and-garden business has fewer than five significant national competitors and a larger number of regional competitors in the United States. The largest market for our lawn-and-garden herbicides is the United States.
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
Environmental Matters
Our operations are subject to environmental laws and regulations in the jurisdictions in which we operate. Some of these laws restrict the amount and type of emissions that our operations can release into the environment. Other laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. (Superfund), can impose liability for the entire cost of cleanup on any former or current site owners or operators or any parties who sent waste to these sites, without regard to fault or to the lawfulness of the original disposal. These laws and regulations may be amended from time to time; they may become more stringent. We are committed to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment, and to the remediation of identified existing environmental concerns. In accord with a consent order with the state of Idaho, we have embarked on a multiyear program to reduce certain air emissions from our facility at Soda Springs, Idaho. Although the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. In addition to compliance obligations at our own manufacturing locations and off-site disposal facilities, under the terms of our Sept. 1, 2000, Separation Agreement with Pharmacia (the Separation Agreement), we are required to indemnify Pharmacia for any liability it may have for environmental remediation or other environmental responsibilities that are primarily related to Pharmacia’s former agricultural and chemicals businesses. For information regarding certain environmental proceedings, see Item 3 — Legal Proceedings. See also information regarding remediation of waste disposal sites and reserves for remediation, appearing in Note 25 — Commitments and Contingencies, which is incorporated herein by reference.
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

MONSANTO COMPANY	2009 FORM 10-K

At various sites globally, two major manufacturers use our proprietary technology to make the catalysts used in various intermediate steps in the production of glyphosate. Each supplier has excess capacity to meet our requirements and we seek to minimize risks associated with production outages by maintaining adequate safety stock levels. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate. We manufacture our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides. We have multiple mineral rights which, subject to obtaining and maintaining appropriate mining permits, will provide a long term supply of phosphate ore to meet our needs into the foreseeable future. As part of the ongoing course of operating our phosphorus production, we are required to periodically permit new mining leases. A new mine is currently in the process of being permitted with the U.S. Bureau of Land Management.
RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $1,098 million in 2009, $980 million in 2008 and $770 million in 2007. In addition, we incurred charges of $163 million in 2009, $164 million in 2008 and $193 million in 2007 for acquired in-process research and development (IPR&D) related to acquisitions. See Note 4 — Business Combinations — for additional information regarding these acquisitions.
SEASONALITY AND WORKING CAPITAL; BACKLOG

For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources, which is incorporated herein by reference.
EMPLOYEE RELATIONS

As of Aug. 31, 2009, we employed about 22,900 regular employees worldwide and more than 4,100 temporary employees. The number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory.
CUSTOMERS

Although no single customer (including affiliates) represented more than 10 percent of our consolidated worldwide net sales in 2009, our three largest U.S. agricultural distributors and their affiliates represented, in the aggregate, 18 percent of our worldwide net sales and 33 percent of our U.S. net sales. During 2009, one major U.S. distributor and its affiliates represented about 10 percent of the worldwide net sales for our Seeds and Genomics segment, and about 9 percent of the worldwide net sales for our Agricultural Productivity segment.
INTERNATIONAL OPERATIONS

See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and Note 26 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 45 percent of Monsanto’s sales, including 36 percent of our Seeds and Genomics segment’s sales and 60 percent of our Agricultural Productivity segment’s sales, originated from our legal entities outside the United States during fiscal year 2009.
SEGMENT AND GEOGRAPHIC DATA

For information on segment and geographic data, see Item 8 — Financial Statements and Supplementary Data — Note 26 — Segment and Geographic Data, which is incorporated by reference herein.

MONSANTO COMPANY	2009 FORM 10-K

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
Intellectual property rights are crucial to our business, particularly our Seeds and Genomics segment. We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Different nations may provide limited rights and inconsistent duration of protection for our products. We may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, farmers, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. For example, the practice by some farmers of saving seeds from non-hybrid crops (such as soybeans, canola and cotton) containing our biotechnology traits has prevented and may continue to prevent us from realizing the full value of our intellectual property, particularly outside the United States. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.
We are subject to extensive regulation affecting our seed biotechnology and agricultural products and our research and manufacturing processes, which affects our sales and profitability.
Regulatory and legislative requirements affect the development, manufacture and distribution of our products, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our sales and profitability. Obtaining permits for mining and production, and obtaining testing, planting and import approvals for seeds or biotechnology traits can be time-consuming and costly, with no guarantee of success. The failure to receive necessary permits or approvals could have near- and long-term effects on our ability to sell some current and future products. Planting approvals may also include significant regulatory requirements that can limit our sales. Sales of our traits can be affected in jurisdictions where planting has been approved if we have not received approval for the import of crops containing biotechnology traits into key markets. Concern about unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and the sale of our products. Further, the detection of adventitious presence of traits not approved in the importing country may result in the withdrawal of seed lots from sale or in compliance actions, such as crop destruction or product recalls. Legislation encouraging or discouraging the planting of specific crops can also harm our sales. In addition, claims that increased use of glyphosate-based herbicides or biotechnology traits increases the potential for the development of

MONSANTO COMPANY	2009 FORM 10-K

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
Although all of our products go through rigorous testing, some opponents of our technology actively raise public concern about the potential for adverse effects of our products on human or animal health, other plants and the environment. The potential for adventitious presence of commercial biotechnology traits in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that can affect general public acceptance of these traits. Public concern can affect the timing of, and whether we are able to obtain, government approvals. Even after approvals are granted, public concern may lead to increased regulation or legislation or litigation against government regulators concerning prior regulatory approvals, which could affect our sales and results of operations by affecting planting approvals, and may adversely affect sales of our products to farmers, due to their concerns about available markets for the sale of crops or other products derived from biotechnology. In addition, opponents of agricultural biotechnology have attacked farmers’ fields and facilities used by agricultural biotechnology companies, and may launch future attacks against farmers’ fields and our field testing sites and research, production, or other facilities, which could affect our sales and our costs.
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
We engage in manufacturing, seed production, research and development, and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2009 were principally to customers in Brazil, Argentina, Canada, Mexico and France. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the

MONSANTO COMPANY	2009 FORM 10-K

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
We have recently completed acquisitions and we expect to make additional acquisitions. We must fit such acquisitions into our long-term growth strategies to generate sufficient value to justify their cost. Acquisitions also present other challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.
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
Farmers’ decisions are affected by market, economic and weather conditions that are not known in advance. Failure to provide distributors with enough inventories of our products will reduce our current sales. However, product inventory levels at our distributors may reduce sales in future periods, as those distributor inventories are worked down. In addition, inadequate distributor liquidity could affect distributors’ ability to pay for our products and, therefore, affect our sales or our ability to collect on our receivables. International glyphosate manufacturing capacity has increased in the past few years. The price of this glyphosate will impact the selling price and margin of Roundup brands and also on our third party sourcing business.

MONSANTO COMPANY	2009 FORM 10-K

Our ability to issue short-term debt to fund our cash flow requirements and the cost of such debt may affect our financial condition.
We regularly extend credit to our customers in certain areas of the world so that they can buy agricultural products at the beginning of their growing seasons. Because of these credit practices and the seasonality of our sales, we may need to issue short-term debt at certain times of the year to fund our cash flow requirements. The amount of short-term debt will be greater to the extent that we are unable to collect customer receivables when due and to manage our costs and expenses. Any downgrade in our credit rating, or other limitation on our access to short-term financing or refinancing, would increase our interest cost and adversely affect our profitability.
Weather, natural disasters and accidents may significantly affect our results of operations and financial condition.
Weather conditions and natural disasters can affect the timing of planting and the acreage planted, as well as yields and commodity prices. In turn, the quality, cost and volumes of the seed that we are able to produce and sell will be affected, which will affect our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes. In addition, several of our key raw material suppliers have production assets in the U.S. gulf coast region and are also susceptible to damage risk from hurricanes. Hawaii, which is also subject to hurricanes, is a major seeds and traits location for our pipeline products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

At Aug. 31, 2009, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.

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
Additional principal properties used by the Seeds and Genomics segment include seed production and conditioning plants at Boone, Grinnell and Williamsburg, Iowa; Constantine, Michigan; Enkhuizen and Bergschenhoek, Netherlands; Illiopolis, Waterman and Farmer City, Illinois; Remington, Indiana; Kearney and Waco, Nebraska; Oxnard, California; Peyrehorade, France; Rojas, Argentina; Sinesti, Romania; Trèbes, France; and Uberlândia, Brazil; and research sites at Ankeny, Iowa; Research Triangle Park, North Carolina; Maui, Hawaii; Middleton, Wisconsin; Mystic, Connecticut; and Woodland, California. We own all of these properties, except the one in Maui. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various other locations worldwide.
The Agricultural Productivity segment has principal chemicals manufacturing facilities at Antwerp, Belgium; Camaçari, Brazil; Luling, Louisiana; Muscatine, Iowa; São José dos Campos, Brazil; Soda Springs, Idaho; and Zárate, Argentina. We own all of these properties, except the one in Antwerp, Belgium, which is subject to a lease for the land underlying the facility. In connection with Solutia’s exit from bankruptcy protection in 2008, we agreed to transfer ownership of our manufacturing facility in Alvin, Texas, to Solutia, which owns the site and continues to manufacture an intermediate we use in the production of glyphosate there. In connection with the sale of the Dairy business, we have sold the Augusta, Georgia, facility.
We believe that our principal properties are suitable and adequate for their use. Our facilities generally have sufficient capacity for our existing needs and expected near-term growth. Expansion projects are undertaken as necessary to meet future needs. In particular, we have undertaken significant multiyear projects to expand our corn production facilities in North

MONSANTO COMPANY	2009 FORM 10-K

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 25 under the subheading “Environmental and Litigation-related Contingent Liabilities — Litigation” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.
Patent and Commercial Proceedings
On Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation Roundup Ready technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum ® GAT ® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our Roundup Ready technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach.
Starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, which has been dismissed. On June 5, 2009, the Court entered a revised scheduling order requiring the plaintiffs to file their motion for class certification by Sept. 25, 2009. No date is set for the class certification hearing. A hearing was held on Oct. 15, 2009, to determine the schedule of proceedings regarding Pioneer’s announced intention to settle the claims for payment of $2 million.
Two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all farmers who purchased our Roundup brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes. Plaintiffs seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware. On July 18, 2007, the court ruled that any such suit had to be filed in federal or state court in Missouri; the court granted our motion to dismiss the two original cases. On Aug. 8, 2007, plaintiffs in the remaining three cases voluntarily dismissed their complaints, which have not been re-filed. On Aug. 10, 2007, the same set of counsel filed a parallel action in federal court in San Antonio, Texas, on behalf of a retailer of glyphosate named Texas Grain. Plaintiffs seek to certify a national class of all entities that purchased glyphosate directly from us since August 2003. The magistrate judge issued his recommendation to the District Court on Aug. 7, 2009, denying class certification.

MONSANTO COMPANY	2009 FORM 10-K

Governmental Proceedings and Undertakings
On Sept. 17, 2007, the EPA issued a Notice of Violation to us, alleging violations of the Clean Water Act at the South Rasmussen Mine near Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject us to civil penalties. We are working with the EPA to reach a resolution of this matter.
On April 18, 2005, we received a subpoena from the Illinois Attorney General and have produced documents relating to the prices and terms upon which we license technology for genetically modified seeds, and upon which we sell or license genetically modified seeds to farmers.
On Sept. 4, 2007, we received a civil investigative demand from the Iowa Attorney General seeking information regarding the production and marketing of glyphosate and the development, production, marketing, or licensing of soybean, corn, or cotton germplasm containing transgenic traits. Iowa is coordinating with several other states and we are cooperating with the production of the requested materials.
We have reported to the EPA that in prior years sales and planting of our Bollgard and Bollgard II cotton products occurred in ten Texas counties where the registrations had included relevant restrictions. The EPA has asserted that the resulting sales and planting may subject us to civil penalties. We are working with the EPA to reach a resolution of this matter.
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
On Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $228 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $80 million to $40 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.7 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
Executive Officers
See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2009 FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 22, 2009, was 42,619.
On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflects this stock split.
The original dividend rate adopted by the board of directors following the initial public offering (IPO) in October 2000 was $0.06. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.065, in May 2004 to $0.0725, in December 2004 to $0.085, in December 2005 to $0.10, in December 2006 to $0.125, in August 2007 to $0.175, in June 2008 to $0.24, and in January 2009 to $0.265.
The following table sets forth dividend declarations, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal year 2009 and 2008 quarters indicated.

	1st	2nd		3rd	4th		Fiscal
Dividends per Share	Quarter	Quarter		Quarter	Quarter		Year

2009	$—	$0.51	(1)	$—	$0.53	(1)	$1.04

2008	$—	$0.35	(2)	$—	$0.48	(2)	$0.83

		1st	2nd	3rd	4th	Fiscal
Common Stock Price		Quarter	Quarter	Quarter	Quarter	Year

2009	High	$121.32	$87.32	$93.35	$87.40	$121.32
	Low	63.47	65.60	69.62	70.08	63.47

2008	High	$100.25	$129.28	$132.36	$145.80	$145.80
	Low	69.22	93.22	90.50	103.50	69.22

(1)	During the period from Dec. 1, 2008, through Feb. 28, 2009, Monsanto declared two dividends, $0.24 per share on Dec. 8, 2008, and $0.265 per share on Jan. 14, 2009. During the period from June 1, 2009, through Aug. 31, 2009, Monsanto declared two dividends, $0.265 per share on June 9, 2009, and $0.265 per share on Aug. 5, 2009.

(2)	During the period from Dec. 1, 2007, through Feb. 29, 2008, Monsanto declared two dividends, $0.175 per share on Dec. 11, 2007, and $0.175 per share on Jan. 16, 2008. During the period from June 1, 2008, through Aug. 31, 2008, Monsanto declared two dividends, $0.24 per share on June 18, 2008, and $0.24 per share on Aug. 6, 2008.
Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2009 by Monsanto and affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
			Purchased as Part of	Value of Shares That May
	(a) Total Number of	(b) Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share(1)	or Programs	the Plans or Programs

June 2009:
June 1, 2009, through June 30, 2009	832,750	$76.67	832,750	$555,507,791
July 2009:
July 1, 2009, through July 31, 2009	150,350	$78.49	150,350	$543,706,485
August 2009:
Aug. 1, 2009, through Aug. 31, 2009	150,175	$83.12	150,175	$531,224,507

Total	1,133,275	$77.77	1,133,275	$531,224,507

(1)	The average price paid per share is calculated on a settlement basis and excludes commission.
In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four-year period. In April 2008, the board of directors authorized a new repurchase program of up to an additional $800

MONSANTO COMPANY	2009 FORM 10-K

million of the company’s common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and will expire on Dec. 23, 2011. There were no other publicly announced plans outstanding as of Aug. 31, 2009.
Stock Price Performance Graph
The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 60-month period extending through the end of the 2009 fiscal year. The graph assumes that $100 was invested on Sept. 1, 2004, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.
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

MONSANTO COMPANY	2009 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005

Operating Results:
Net sales(1)	$11,724	$11,365	$8,349	$7,065	$6,085
Income from operations	3,103	2,721	1,409	1,139	746
Income from continuing operations	2,098	2,007	913	671	173
Income on discontinued operations(2)	11	17	80	24	82
Cumulative effect of a change in accounting principle, net of tax benefit(3)	—	—	—	(6)	—
Net income	2,109	2,024	993	689	255
Basic Earnings (Loss) per Share(4):
Income from continuing operations	$3.84	$3.66	$1.68	$1.24	$0.32
Income on discontinued operations(2)	0.02	0.03	0.15	0.05	0.16
Cumulative effect of accounting change(3)	—	—	—	(0.01)	—
Net income	3.86	3.69	1.83	1.28	0.48
Diluted Earnings (Loss) per Share(4):
Income from continuing operations	$3.78	$3.59	$1.65	$1.22	$0.32
Income on discontinued operations(2)	0.02	0.03	0.14	0.04	0.15
Cumulative effect of accounting change(3)	—	—	—	(0.01)	—
Net income	3.80	3.62	1.79	1.25	0.47
Financial Position at end of Period:
Total assets	$17,877	$17,991	$12,983	$11,728	$10,579
Working capital(5)	4,127	3,170	2,009	3,182	2,485
Current ratio(5)	2.10:1	1.71:1	1.65:1	2.40:1	2.15:1
Long-term debt	1,724	1,792	1,150	1,639	1,458
Debt-to-capital ratio(6)	15%	16%	16%	20%	22%
Other Data(4):
Dividends per share	$1.04	$0.83	$0.55	$0.40	$0.34
Stock price per share:
High	$121.32	$145.80	$70.88	$47.58	$34.62
Low	$63.47	$69.22	$42.75	$27.80	$17.08
End of period	$83.88	$114.25	$69.74	$47.44	$31.92
Basic shares outstanding	546.5	548.1	544.1	540.0	533.6
Diluted shares outstanding	555.2	559.3	555.0	551.6	545.3

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results.

(1)	In 2005, Monsanto acquired Channel Bio Corp., and the North American canola seed businesses of Advanta Seeds. Also, in 2005, Monsanto completed three acquisitions: Seminis, Inc., Stoneville, and NC+ Hybrids Inc. In 2006 and 2007, American Seeds acquired several regional seed companies. In 2007, Monsanto acquired Delta and Pine Land Company (DPL) and divested the Stoneville® and NexGen® cotton seed brands and related business assets. In 2008, Monsanto acquired De Ruiter, Cristiani, and Agroeste and entered into an agreement to divest the Dairy business. In 2009, Monsanto acquired Aly Participacoes Ltda. and WestBred, LLC and divested the Dairy business. See Note 4 — Business Combinations for further details of these acquisitions and Note 29 — Discontinued Operations for further details of these divestitures.

(2)	In 2005, Monsanto sold substantially all of the environmental technologies businesses. In 2006, Monsanto recorded an additional write-down of $3 million aftertax related to the remaining assets associated with the environmental technologies businesses. In 2007, we sold the Stoneville and NexGen businesses as part of the U.S. Department of Justice (DOJ) approval for the acquisition of DPL. In 2008, we entered into an agreement to sell the Dairy business. Accordingly, these businesses have been presented as discontinued operations in the Statements of Consolidated Operations for all periods presented above. See Note 29 — Discontinued Operations for further details of these completed dispositions.

(3)	In 2006, Monsanto adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. In connection with the adoption of this new accounting guidance, Monsanto recorded a cumulative effect of accounting change of $6 million aftertax.

(4)	For all periods presented, the share and per share amounts (including stock price) reflect the effect of the two-for-one stock split (in the form of a 100 percent stock dividend) that was completed on July 28, 2006.

(5)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(6)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity.

MONSANTO COMPANY	2009 FORM 10-K

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
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market. Approximately 45 percent of our total company sales, 36 percent of our Seeds and Genomics segment sales, and 60 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2009.
In the fourth quarter of 2008, we entered into an agreement to divest the animal agricultural products business (the Dairy business). This transaction was consummated on Oct. 1, 2008. In the fourth quarter of 2007, we sold our U.S. Stoneville® and NexGen® cotton seed brands and related business assets (divested cotton businesses) as part of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). As a result, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statements of Consolidated Operations and Consolidated Financial Position have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment. The divested cotton businesses were previously reported as part of the Seeds and Genomics segment. See Note 29 — Discontinued Operations — for further details.
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

MONSANTO COMPANY	2009 FORM 10-K

within the company. See Note 26 — Segment and Geographic Data — for a reconciliation of EBIT to net income (loss) for fiscal years 2009, 2008 and 2007.
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
Executive Summary
Discontinued Operations — As discussed in Note 29 — Discontinued Operations, we recorded income of discontinued operations of $11 million aftertax in 2009, related to the gain on the sale of the Dairy business. We entered into an agreement to divest our Dairy business in 2008. The income on discontinued operations of $17 million aftertax, or $0.03 per share, in 2008 relates only to the Dairy business. In conjunction with the DOJ consent decree, we sold our cotton businesses for $317 million during fourth quarter 2007. We recorded income of discontinued operations of $80 million aftertax, or $0.14 per share in 2007, primarily related to the gain on the sale of the divested cotton businesses which were part of the Seeds and Genomics segment.
Consolidated Operating Results — Net sales in 2009 increased $359 million from 2008. This improvement was primarily a result of increased sales of corn and soybean seed and traits in the United States combined with higher sales of Roundup and other glyphosate-based herbicides in Brazil. Net income in 2009 was $3.80 per share, compared with $3.62 per share in 2008.
The following non-recurring factors affected the two-year comparison:
2009:
•	We recorded a restructuring charge of $406 million in fourth quarter 2009 which was recorded in restructuring charges for $361 million and cost of goods sold for $45 million in the Statement of Consolidated Operations. See Note 5 — Restructuring — for further discussion.
2008:
•	We recorded an after-tax gain of $130 million ($210 million pretax), or $0.23 per share (Solutia-related gain), associated with the settlement of our claim on Feb. 28, 2008, in connection with Solutia’s emergence from bankruptcy. See Note 27 —Other Income and Expense and Solutia-Related Items — for further discussion.
Financial Condition, Liquidity, and Capital Resources — In 2009, net cash provided by operating activities was $2,236 million, compared with $2,799 million in 2008. Net cash required by investing activities was $723 million in 2009, compared with $2,027 million in 2008. As a result, our free cash flow, as defined in the “Overview — Non-GAAP Financial Measures” section of MD&A, was a source of cash of $1,513 million in 2009, compared with $772 million in 2008. We used cash of $329 million in 2009 for acquisitions of businesses, compared with $1,007 million in 2008. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
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

MONSANTO COMPANY	2009 FORM 10-K

expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.
We plan to improve and to grow our vegetable seeds business. We have applied our molecular breeding and marker capabilities to our library of vegetable germplasm. In the future, we will continue to focus on accelerating the potential growth of this new business and executing our business plans.
Roundup herbicides remain the largest crop protection brand globally. The previous two-year period has seen increasing demand in the glyphosate market in a time of tight supply, causing a period of higher prices. More recently the significant supply of lower priced generics has caused increased competitive pressure in the market and an anticipated decline in the business. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” above and Part I — Item 1A — Risk Factors of this Form 10-K.

MONSANTO COMPANY	2009 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,
				Change
				2009 vs.	2008 vs.
(Dollars in millions, except per share amounts)	2009	2008	2007	2008	2007

Net Sales	$11,724	$11,365	$8,349	3%	36%
Gross Profit	6,762	6,177	4,230	9%	46%
Operating Expenses:
Selling, general and administrative expenses	2,037	2,312	1,858	(12)%	24%
Research and development expenses	1,098	980	770	12%	27%
Acquired in-process research and development	163	164	193	(1)%	(15)%
Restructuring charges	361	—	—	NM	NM

Total Operating Expenses	3,659	3,456	2,821	6%	23%

Income from Operations	3,103	2,721	1,409	14%	93%
Interest expense	129	110	136	17%	(19)%
Interest income	(71)	(132)	(120)	(46)%	10%
Solutia-related (income) expense, net	—	(187)	40	NM	NM
Other expense, net	78	4	25	NM	(84)%

Income from Continuing Operations Before Income Taxes and Minority Interest	2,967	2,926	1,328	1%	120%
Income tax provision	845	899	403	(6)%	123%
Minority interest expense	24	20	12	20%	67%

Income from Continuing Operations	2,098	2,007	913	5%	120%
Discontinued Operations:
Income from operations of discontinued businesses	19	20	52	(5)%	(62)%
Income tax provision (benefit)	8	3	(28)	NM	NM

Income on Discontinued Operations	11	17	80	(35)%	(79)%

Net Income	$2,109	$2,024	$993	4%	104%

Diluted Earnings per Share:
Income from continuing operations	$3.78	$3.59	$1.65	5%	118%
Income on discontinued operations	0.02	0.03	0.14	(33)%	(79)%

Net Income	$3.80	$3.62	$1.79	5%	102%

NM = Not Meaningful

Effective Tax Rate (continuing operations)	28%	31%	30%

Comparison as a Percent of Net Sales:
Gross profit	58%	54%	51%
Selling, general and administrative expenses	17%	20%	22%
Research and development expenses (excluding acquired IPR&D)	9%	9%	9%
Total operating expenses	31%	30%	34%
Income from continuing operations before income taxes and minority interest expense	25%	26%	16%
Net income	18%	18%	12%

MONSANTO COMPANY	2009 FORM 10-K

Overview of Financial Performance (2009 compared with 2008)
The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2009 with fiscal year 2008.
Net sales increased 3 percent in 2009 from 2008. Our Seeds and Genomics segment net sales improved 15 percent, and our Agricultural Productivity segment net sales declined 11 percent. The following table presents the percentage changes in 2009 worldwide net sales by segment compared with net sales in 2008, including the effect that volume, price, currency and acquisitions had on these percentage changes:

	2009 Percentage Change in Net Sales vs. 2008
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	(1)%	19%	(5)%	13%	2%	15%
Agricultural Productivity Segment	(24)%	17%	(4)%	(11)%	—	(11)%
Total Monsanto Company	(11)%	17%	(4)%	2%	1%	3%

(1)	See Note 4 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2009 and 2008. In this presentation, acquisitions are segregated for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 9 percent, or $585 million. Total company gross profit as a percent of net sales increased 4 percentage points to 58 percent in 2009, driven by increases in average net selling prices of corn and soybean seed and traits and Roundup and other glyphosate-based herbicides. Gross profit as a percent of net sales for the Seeds and Genomics segment increased 1 percentage point to 62 percent in the 12-month comparison. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 5 percentage points to 51 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.
Operating expenses increased 6 percent, or $203 million, in 2009 from 2008, primarily because of the $361 million pre-tax restructuring charge in 2009. Selling, general and administrative (SG&A) expenses decreased 12 percent primarily because of lower spending for marketing, administrative functions and incentives. R&D expenses increased 12 percent due to an increase in our investment in our product pipeline. As a percent of net sales, SG&A expenses decreased 3 points to 17 percent of net sales, and R&D expenses remained at 9 percent of net sales in 2009.
Interest expense increased 17 percent, or $19 million, in fiscal year 2009 from 2008. The increased expense was primarily due to higher long-term debt interest expense due to the $550 million of debt issued in third quarter 2008.
Interest income decreased 46 percent, or $61 million, in 2009 because of lower average cash balances primarily in Brazil and lower interest rates.
We recorded Solutia-related income of $187 million in 2008. We recorded a gain of $210 million pretax (Solutia-related gain), associated with the settlement of our claim on Feb. 28, 2008, in connection with Solutia’s emergence from bankruptcy. Since Solutia has emerged from bankruptcy, any related expenses for these assumed liabilities are now included within operating expenses.
Other expense — net increased $74 million, to $78 million in 2009. The increase is primarily due to hedging losses partially offset by foreign currency gains.
Income tax provision for 2009 decreased to $845 million, a decrease of $54 million from 2008. The effective tax rate on continuing operations was 28 percent, a decrease of 3 percentage points from fiscal year 2008. This difference was primarily the result of the following items:
•	Benefits totaling $168 million were recorded in 2009 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-U.S. tax audits and other tax matters in

MONSANTO COMPANY	2009 FORM 10-K

addition to the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.
•	The effective rate for 2008 was affected by our Solutia-related gain of $210 million pretax for which taxes were provided at a higher U.S.-based rate, a tax benefit of $43 million for the reversal of our remaining net operating loss valuation allowance in Argentina and additional tax expense for a transfer pricing item.
Without these items, our effective tax rate for 2009 would have been higher than the 2008 rate, primarily driven by a shift in our earnings mix to higher tax-rate jurisdictions.
The factors noted above explain the change in income from continuing operations. In 2009, we recorded income on discontinued operations of $11 million compared to $17 million in 2008 due to the gain recorded on the sale of the Dairy business. In 2008, the $17 million related to income from operations of the Dairy business.
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
We recorded Solutia-related income of $187 million in 2008 and $40 million of expense in 2007. This improvement was a result of our Solutia-related gain as described in Note 27 — Other Income and Expense and Solutia-Related Items.

MONSANTO COMPANY	2009 FORM 10-K

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
The factors noted above explain the change in income from continuing operations. In 2008, we recorded income on discontinued operations of $17 million compared to $80 million in 2007 related to operations of the Dairy business. As discussed in Note 29 — Discontinued Operations, we realized a pre-tax gain of $46 million, and a tax benefit of $27 million, in 2007 related to the sale of the cotton business.
SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net Sales
Corn seed and traits	$4,113	$3,542	$2,807	16%	26%
Soybean seed and traits	1,448	1,174	901	23%	30%
Cotton seed and traits	466	450	319	4%	41%
Vegetable seeds	808	744	612	9%	22%
All other crops seeds and traits	462	459	325	1%	41%

Total Net Sales	$7,297	$6,369	$4,964	15%	28%

Gross Profit
Corn seed and traits	$2,606	$2,174	$1,721	20%	26%
Soybean seed and traits	871	725	588	20%	23%
Cotton seed and traits	344	313	267	10%	17%
Vegetable seeds	416	394	267	6%	48%
All other crops seeds and traits	267	251	171	6%	47%

Total Gross Profit	$4,504	$3,857	$3,014	17%	28%

EBIT(1)	$1,655	$1,200	$905	38%	33%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance for Fiscal Year 2009
Net sales of corn seed and traits increased 16 percent, or $571 million, in the 12-month comparison. In 2009, our U.S. corn seed and traits sales improved because of increased average net selling price and a demand shift to higher margin triple trait corn products, compared with 2008.
Soybean seed and traits net sales increased 23 percent, or $274 million, in 2009. This sales increase was driven by an increase in sales volume of U.S. soybean seed and traits driven by an increase in soybean acres and stronger customer demand in the United States. Also, soybean seed and traits revenues increased in the United States because of higher average net selling prices.

MONSANTO COMPANY	2009 FORM 10-K

In 2009, vegetable seeds net sales increased 9 percent, or $64 million, in the 12-month comparison because of the De Ruiter acquisition in June 2008 and higher average net selling prices. These increases were partially offset by unfavorable foreign currency translation rate of the European euro vs. the U.S. dollar.
Gross profit increased 17 percent for this segment due to increased net sales. Gross profit as a percent of sales for this segment increased 1 percentage point to 62 percent in 2009. This improvement was primarily driven by increased prices in U.S. corn seed and traits, U.S. soybean seed and traits and a demand shift to higher margin triple trait corn products. These positive factors were partially offset by higher costs in the United States resulting from higher commodity prices paid for our seed production.
EBIT for the Seeds and Genomics segment increased $455 million to $1,655 million in 2009. In the 12-month comparison, incremental SG&A and R&D expenses related to the growth of the business and the 2009 acquisitions partially offset the gross profit improvement from higher net sales across all crops. Further, restructuring charges incurred of $292 million reduced EBIT in fourth quarter 2009. For further information see Note 5 — Restructuring.
Seeds and Genomics Financial Performance for Fiscal Year 2008
Net sales of corn seed and traits increased 26 percent, or $735 million, in the 12-month comparison. In 2008, our U.S. corn seed and traits sales improved because of increased sales of U.S. corn seed and traits, increased trait penetration, growth in stacked traits, stronger customer demand and higher average selling prices, compared with 2007. Net sales of corn seed and traits also improved because of growth in corn seed sales volume in Brazil, Argentina and Mexico related to stronger customer demand. Net sales of corn seed in Brazil also improved because of revenues from a recently acquired subsidiary which was not part of the company’s operations during 2007 and the favorable foreign currency translation of the Brazilian real. Further, net sales of corn seed and traits increased in the Europe-Africa region in the 12-month comparison because of higher average selling prices and the favorable foreign currency translation rate of the European euro.
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
Gross profit increased 28 percent for this segment due to increased net sales. Gross profit as a percent of sales for this segment remained at 61 percent. The gross profit percentage declined in soybean seed and traits and cotton seed and traits, but were offset by vegetable seeds. Soybean seed and traits gross profit percentage decreased in 2008 because of the unfavorable impact of higher soybean commodity prices on our cost of production. Cotton seed and traits gross profit percentage declined because of an increase in lower-margin cotton seed sales as a percentage of total cotton seed and traits sales. Vegetable seeds gross profit percentage increased primarily because write-downs of inventory experienced in 2007 were not repeated.

MONSANTO COMPANY	2009 FORM 10-K

EBIT for the Seeds and Genomics segment increased $295 million to $1,200 million in 2008. In the 12-month comparison, incremental SG&A and R&D expenses related to the growth of the business and the 2008 acquisitions partially offset the gross profit improvement from higher net sales across all crops.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net Sales
Roundup and other glyphosate-based herbicides	$3,527	$4,094	$2,568	(14)%	59%
All other agricultural productivity products	900	902	817	—	10%

Total Net Sales	$4,427	$4,996	$3,385	(11)%	48%

Gross Profit
Roundup and other glyphosate-based herbicides	$1,836	$1,976	$854	(7)%	131%
All other agricultural productivity products	422	344	362	23%	(5)%

Total Gross Profit	$2,258	$2,320	$1,216	(3)%	91%

EBIT(1)	$1,352	$1,691	$470	(20)%	260%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance for Fiscal Year 2009
Net sales of Roundup and other glyphosate-based herbicides decreased 14 percent, or $567 million, in 2009. In the 12-month comparison, sales of Roundup and other glyphosate-based herbicides increased primarily in Brazil and Canada. The average net selling price increased in most regions. Offsetting these increases, global sales volumes of Roundup and other glyphosate-based herbicides decreased 29 percent in 2009 from 2008.
Sales volumes of Roundup and other glyphosate-based herbicides increased in Brazil primarily in the first quarter of the fiscal year as the herbicide market increased with improved farmer liquidity resulting from higher soybean commodity prices and the increase in acres planted for Roundup Ready soybeans and sugarcane in 2009 over 2008.
Sales of Roundup and other glyphosate-based herbicides declined in the United States and other world areas except as mentioned above because demand fell due to the increased price of our product and shift to generic competition.
Gross profit as a percent of sales increased 5 percentage points for the Agricultural Productivity segment to 51 percent in 2009. This improvement was primarily because of an increase in the average net selling prices of Roundup and other glyphosate-based herbicides.
The sales decreases discussed in this section resulted in $62 million lower gross profit in 2009. EBIT for the Agricultural Productivity segment decreased $339 million, to $1,352 million in 2009. Contributing to this decrease was our Solutia-related gain of $210 million recorded in second quarter 2008. See further discussion at Note 27 — Other Income and Expense and Solutia-Related Items. Further, restructuring charges incurred of $114 million reduced EBIT in fourth quarter 2009. See Note 5 — Restructuring — for additional information.
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

MONSANTO COMPANY	2009 FORM 10-K

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
The sales increases discussed in this section resulted in $1,104 million higher gross profit in 2008. EBIT for the Agricultural Productivity segment increased $1,221 million, to $1,691 million in 2008. Contributing to this increase was our Solutia-related gain recorded in second quarter 2008. See further discussion at Note 27 — Other Income and Expense and Solutia-Related Items.
RESTRUCTURING

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

Year Ended
Aug. 31,
(Dollars in millions)	2009

Cost of Goods Sold(1)	$(45)
Restructuring Charges(1)	(361)

Loss from Continuing Operations Before Income Taxes	(406)
Income Tax Benefit	116

Net Loss	$(290)

(1)	The $45 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $1 million in Agricultural Productivity and $44 million in Seeds and Genomics. The $361 million of restructuring charges were split by segment as follows: $113 million in Agricultural Productivity and $248 million in Seeds and Genomics.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the increased market supply environment for glyphosate. We created a separate division for our Roundup and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the Roundup business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our Vegetables business. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan.
The total restructuring costs are expected to be in the range of $550 million to $600 million and will be completed by the end of fiscal year 2010. The charges are comprised of approximately $225 million to $250 million in severance and related benefits, $200 million to $225 million of costs related to site closures and product rationalization and $125 million of contract termination costs. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.

MONSANTO COMPANY	2009 FORM 10-K

The following table displays the pretax charges of $406 million incurred by segment under the fiscal year 2009 restructuring plan for the year ended Aug. 31, 2009.

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$175	$63	$238
Facility Closures / Exit Costs	3	47	50
Asset Impairments
Property, plant and equipment	31	4	35
Inventory	24	—	24
Other intangible assets	59	—	59

Total 2009 Restructuring Charges	$292	$114	$406

Our written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, therefore severance charges incurred in connection with the fiscal year 2009 restructuring plan are accounted for when probable and estimable as required under SFAS 112, Employer’s Accounting for Postemployment Benefits.
In fiscal year 2009, we recorded pretax restructuring charges of $238 million related to work force reductions. Within these overall work force reductions, charges of $103 million related to site closures and downsizing in the United States in sales and marketing, manufacturing, R&D and information technology. In addition to the charges in the United States, an additional $93 million in work force reductions were incurred in Europe relating to facility closures. Charges pertaining to the acceleration of stock-based compensation of $15 million were also recorded in fiscal year 2009. The remaining $27 million relates to work force reductions in other countries not previously mentioned.
Facility closures/exit costs of $50 million relate primarily to the termination of a chemical supply contract in the United States and the termination of chemical distributor contracts in Central America.
When the decision to commit to a restructuring plan requires an asset impairment review, Monsanto evaluates such impairment issues under the provisions of SFAS 144. Certain asset impairment charges were recorded in the fourth quarter of 2009 related to the decision to shut down facilities under the 2009 restructuring plan. These asset impairments of $118 million included $45 million recorded in cost of goods sold and the remainder in restructuring charges. Property, plant and equipment impairments of $35 million related to certain manufacturing and technology breeding facilities in the United States, Europe and Central America that will be closed in fiscal year 2010. As of Aug. 31, 2009, future cash flows for these facilities were insufficient to recover the net book value of the related long-lived assets. Accordingly, an impairment charge of $35 million was recorded against these assets in the fourth quarter 2009. Inventory impairments of $24 million were also recorded related to discontinued seed products in the United States and Europe. Other intangible impairments of $59 million related to the discontinuation of certain seed brands, which included $18 million related to the write-off of intellectual property for technology we elected to no longer pursue.
The actions related to this restructuring plan are expected to produce annual cost savings of $220 million to $250 million, primarily in cost of goods sold and SG&A. Approximately one-third of these savings will be recognized in fiscal year 2010, with the full benefit realized in 2011.

MONSANTO COMPANY	2009 FORM 10-K

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions)	2009	2008

Cash and Cash Equivalents	$1,956	$1,613
Trade Receivables, Net	1,556	2,067
Inventory, Net	2,934	2,453
Other Current Assets(1)	1,437	1,476

Total Current Assets	$7,883	$7,609

Short-Term Debt	$79	$24
Accounts Payable	676	1,090
Accrued Liabilities(2)	3,001	3,325

Total Current Liabilities	$3,756	$4,439

Working Capital(3)	$4,127	$3,170
Current Ratio(3)	2.10:1	1.71:1

(1)	Includes miscellaneous receivables, deferred tax assets, assets of discontinued operations and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves, liabilities of discontinued operations and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Working capital increased $957 million between Aug. 31, 2009, and Aug. 31, 2008, primarily because of the following factors:
•	Cash and cash equivalents increased $343 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•	Trade receivables decreased $511 million, primarily because of higher collections partially due to customer financing programs and lower fourth quarter sales.

•	Inventory increased $481 million, primarily because of North America’s increased seed production, higher corn inventory carryover and increased costs.

•	Accounts payable decreased $414 million, primarily because of the cost savings initiative.

•	Accrued liabilities decreased $324 million primarily because of a decrease in deferred revenue due to decreased customer prepayments. In the prior year, we introduced a new prepay program in Brazil which was no longer being offered in August 2009. Further, accrued compensation and benefits decreased $178 million due to lower spending for incentives. Offsetting these decreases was an increase in restructuring reserves of $286 million.
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
Customer Financing Programs: We previously established a revolving financing program of up to $250 million, which allowed certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. The program was terminated in the third quarter of fiscal year 2009. We received $130 million in 2009, $66 million in 2008 and $305 million in 2007 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originated these customer loans on behalf of the third-party specialty lender, a special-purpose entity (SPE) that we consolidated, using our credit and other underwriting guidelines approved by the lender. We serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special-purpose entity (QSPE). We had no ownership interest in the lender, in the QSPE, or in the loans. We accounted for this transaction as a sale, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

MONSANTO COMPANY	2009 FORM 10-K

Proceeds from customer loans sold through the financing program totaled $130 million for fiscal year 2009 and $66 million for fiscal year 2008. Our servicing fee revenues from the program were not significant. As of Aug. 31, 2009, there were no delinquent loans nor guarantee liabilities. Less than $1 million of the loans sold through this financing program were delinquent as of Aug. 31, 2008, and our recorded guarantee liability was less than $1 million, primarily based on our historical collection experience with these customers and a current assessment of credit exposure. Adverse changes in the actual loss rate would increase the liability.
We have agreements with lenders to establish programs to provide financing of up to $300 million for selected customers in Brazil. These agreements qualify for sales treatment under SFAS 140. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $197 million, $239 million and $139 million of proceeds through these customer financing programs in 2009, 2008 and 2007, respectively. The amount of loans outstanding was $160 million and $187 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. In these programs, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $160 million as of Aug. 31, 2009. The liability for the guarantee is recorded at an amount that approximates fair value and is based primarily on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $6 million and $10 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. As of Aug. 31, 2009, $2 million of loans sold through these financing programs were delinquent, and no loans were delinquent as of Aug. 31, 2008.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $91 million, $146 million and $115 million of proceeds through these customer financing programs in 2009, 2008 and 2007, respectively. The amount of loans outstanding was $48 million and $92 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $44 million as of Aug. 31, 2009. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $5 million and $11 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers. There were no delinquent loans as of Aug. 31, 2009, or Aug. 31, 2008.
In August 2009, we entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million annually and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $319 million for fiscal year 2009. The agreement includes recourse provisions, and thus a liability was established at the time of sale which approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $18 million as of Aug. 31, 2009. The outstanding balance of the receivables sold was $319 million as of Aug. 31, 2009. There were no delinquent accounts as of Aug. 31, 2009.
We sell accounts receivable, both with and without recourse outside the United States. These sales qualify for sales treatment under SFAS 140 and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $72 million, $48 million and $46 million for 2009, 2008 and 2007, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Aug. 31, 2009, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $51 million as of Aug. 31, 2009. The outstanding balance of the receivables sold was $57 million and $33 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. There were no delinquent loans as of Aug. 31, 2009, or Aug. 31, 2008.

MONSANTO COMPANY	2009 FORM 10-K

Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Net Cash Provided by Operating Activities	$2,236	$2,799	$1,854
Net Cash Required by Investing Activities	(723)	(2,027)	(1,911)

Free Cash Flow(1)	1,513	772	(57)

Net Cash Required by Financing Activities	(1,065)	(102)	(583)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(105)	77	46

Net Increase (Decrease) in Cash and Cash Equivalents	343	747	(594)

Cash and Cash Equivalents at Beginning of Period	1,613	866	1,460
Cash and Cash Equivalents at End of Period	$1,956	$1,613	$866

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section of MD&A for a further discussion).
2009 compared with 2008: In 2009, our free cash flow was a source of cash of $1,513 million, compared with $772 million in 2008. Cash provided by operating activities decreased 20 percent, or $563 million, in 2009, primarily because of the change in cash provided by deferred revenue of $1,192 million which occurred primarily because of the introduction of the prepay program for Roundup in Brazil in August 2008. This program did not reoccur in August 2009. These decreases were offset by higher earnings and a change in accounts receivable of $844 million due to higher collections and customer financing programs.
Cash required by investing activities was $723 million in 2009 compared with $2,027 million in 2008. This decrease is primarily attributable to cash used for acquisitions of $329 million in 2009 compared with $1,007 million in 2008. Further, we received proceeds of $300 million in 2009 related to the sale of the Dairy business. In addition, we used cash of $132 million in 2008 for the purchase of short-term equity securities compared with no purchases in 2009.
Cash required by financing activities was $1,065 million in 2009, compared with $102 million in 2008. The net change in short-term financing was a use of cash of $112 million in 2009 compared with a source of $82 million in 2008. Cash proceeds from long-term debt decreased $546 million in 2009 from 2008. Cash required for long-term debt reductions was $71 million in 2009, compared with $254 million in 2008. The 12-month comparison of long-term debt proceeds and reductions are affected because we issued $550 million of long-term debt and $238 million of short-term debt was repaid in 2008. Dividend payments increased 32 percent, or $133 million, because we paid dividends of $1.04 per share in 2009 compared with 83 cents per share in 2008. Further, stock option exercises decreased $238 million in 2009.
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

MONSANTO COMPANY	2009 FORM 10-K

Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2009	2008

Short-Term Debt	$79	$24
Long-Term Debt	1,724	1,792
Total Shareowners’ Equity	10,056	9,374
Debt-to-Capital Ratio	15%	16%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. Although the commercial paper market has not fully returned to historical levels, the market is available to those companies with high short-term credit ratings such as Monsanto’s. We anticipate accessing the commercial paper markets in 2010 for short periods of time to finance working capital needs and do not believe our options will be limited.
Our August 2009 debt-to-capital ratio decreased 1 percentage point compared with the August 2008 ratio, primarily because of the increase in shareowners’ equity.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $485 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward-starting interest rate swaps with a total notional amount of $250 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued.
In August 2009, we completed the divestiture of our global sunflower assets which were part of all other crops seeds and traits in our seeds and genomics segment to Syngenta for $160 million in proceeds. We recorded a pretax gain on the sale of $59 million or $.08 per share aftertax.
In June 2008, we assumed debt of $73 million as part of the De Ruiter acquisition. In February 2009, this debt was repaid. The assumed debt was denominated in European euros and was due on Sept. 25, 2012. The interest rate was a variable rate based on the Euro Interbank Offered Rate (Euribor).
In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). In August 2002, we issued $800 million in 7 3/8% Senior Notes under the 2002 shelf registration (7 3/8% Senior Notes). As of Aug. 31, 2009, $485 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see the discussion later in this section regarding a debt exchange for $314 million of the 7 3/8% Senior Notes). In May 2003, we issued $250 million of 4% Senior Notes (4% Senior Notes) under the 2002 shelf registration, which were repaid on May 15, 2008.
In May 2005, we filed a new shelf registration with the SEC (2005 shelf registration) that allowed us to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the 2002 shelf registration). In July 2005, we issued 5 1/2% 2035 Senior Notes of $400 million under the 2005 shelf registration. The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. In April 2008, we issued 5 1/8% 2018 Senior Notes of $300 million. The net proceeds from the sale of 5 1/8% 2018 Senior Notes were used to finance the expansion of corn seed production facilities. Also in April 2008, we issued 5 7/8% 2038 Senior Notes of $250 million. The net proceeds from the sale of 5 7/8% 2038 Senior Notes were used to repay $238 million of 4% Senior Notes that were due on May 15, 2008. The 2005 shelf registration expired in December 2008.
In October 2008, we filed a new shelf registration with the SEC (2008 shelf registration) that allows us to issue an unlimited capacity of debt, equity and hybrid offerings. The 2008 shelf registration will expire on Oct. 31, 2011.
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

MONSANTO COMPANY	2009 FORM 10-K

company paid a premium of $53 million to holders participating in the exchange. The transaction has been accounted for as an exchange of debt under Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered favorable. In February 2006, we issued $314 million aggregate principal amount of our 5 1/2% Senior Notes due 2025 in exchange for the same principal amount of our 7 3/8% Senior Notes due 2025, which had been issued in the private placement transaction in August 2005. The offering of the notes issued in February was registered under the Securities Act through a Form S-4 filing.
During February 2007, we finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaced the $1 billion credit facility established in 2004. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. This facility, which was unused as of Aug. 31, 2009, gives us the financial flexibility to satisfy short- and medium-term funding requirements. As of Aug. 31, 2009, we were in compliance with all debt covenants under this credit facility.
Capital Expenditures: Our capital expenditures were $916 million in 2009, $918 million in 2008 and $509 million in 2007. The largest drivers of the 2009 amount were the construction of corn processing plants and a debottlenecking project at our U.S. Roundup production facility. We expect fiscal year 2010 capital expenditures to be in the range of $750 million to $850 million. The primary driver of this decrease compared with 2009 is lower spending on projects to expand corn seed production facilities.
Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $170 million in 2009, $120 million in 2008 and $60 million in 2007. In September 2009, we voluntarily contributed $75 million to the U.S. qualified pension plan. For fiscal year 2010, contributions in the range of $30 million are planned for the U.S. qualified pension plan. Although the level of required future contributions is unpredictable and depends heavily on plan asset experience and interest rates, we expect to continue to contribute to the plan on a regular basis in the near term.
Share Repurchases: In October 2005, the board of directors authorized the purchase of up to $800 million of our common stock over a four-year period. In 2009 and 2008, we purchased $129 million and $361 million, respectively, of our common stock under the $800 million authorization. A total of 11.2 million shares have been repurchased under this program, which was completed on Dec. 23, 2008. In April 2008, the board of directors authorized a new share repurchase program of up to $800 million of our common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and will expire on Dec. 23, 2011. In 2009, we purchased $269 million of our common stock or 3.4 million shares under the April 2008 program. There were no other publicly announced plans outstanding as of Aug. 31, 2009.
Dividends: We paid dividends totaling $552 million in 2009, $419 million in 2008, and $258 million in 2007. In January 2009, we increased our dividend 10 percent to $0.265 per share. We continue to review our options for returning additional value to shareowners, including the possibility of a dividend increase.
Recent Divestiture: In October 2008, we consummated the sale of the Dairy business after receiving approval from the appropriate regulatory agencies and received $300 million in cash, and may receive additional contingent consideration. The contingent consideration is a 10-year earn-out with potential annual payments being earned by the company if certain revenue levels are exceeded. The first payment on this contingency in 2010 is not expected to be significant. During fiscal year 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.
2009 Acquisitions: In December 2008, we acquired 100 percent of the outstanding stock of Aly Participacoes Ltda. (Aly), which operates the sugarcane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil, for 616 million Brazilian reais or $264 million (net of cash acquired), inclusive of transaction costs of less than $1 million. We consummated the transaction with existing cash.

MONSANTO COMPANY	2009 FORM 10-K

In July 2009, we acquired the assets of WestBred, LLC, a Montana-based company that specializes in wheat germplasm, for $49 million (net of cash acquired), inclusive of transaction costs of $4 million. The acquisition will bolster the future growth of Monsanto’s seeds and traits platform.
2008 Acquisitions: In September 2007, we acquired 100 percent of the outstanding stock of Agroeste Sementes, a leading Brazilian corn seed company, for approximately $91 million (net of cash acquired), inclusive of transaction costs of $1 million. Agroeste focuses on hybrid corn seed production and serves farmers throughout Brazil. We consummated the transaction with cash.
In June 2008, we acquired 100 percent of the outstanding stock of De Ruiter and a related company for approximately $756 million (net of cash acquired), inclusive of transaction costs of $3 million. De Ruiter is a leading protected-culture vegetable seeds company based in the Netherlands with operations worldwide. Monsanto consummated the transaction with existing cash after receiving approvals from the appropriate regulatory authorities.
In July 2008, we acquired Marmot, S.A., which operates Semillas Cristiani Burkard, a privately held seed company headquartered in Guatemala City, Guatemala, for $135 million (net of cash acquired), inclusive of transaction costs of $3 million. Monsanto consummated the transaction with existing cash.
For all acquisitions described above, the business operations and employees of the acquired entities were added into the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. See Note 4 — Business Combinations — for further discussion of these acquisitions.
Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2009. See Note 25 — Commitments and Contingencies — for a further description of our contractual obligations.

	Payments Due by Fiscal Year Ending Aug. 31,
							2015 and
(Dollars in millions)	Total	2010	2011	2012	2013	2014	beyond

Long-Term Debt, including Capital Lease Obligations	$1,724	$—	$3	$487	$2	$2	$1,230
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,524	107	107	107	71	71	1,061
Operating Lease Obligations	372	103	75	61	50	21	62
Purchase Obligations:
Uncompleted additions to property	163	163	—	—	—	—	—
Commitments to purchase inventories	1,259	975	69	40	39	34	102
Commitments to purchase breeding research	174	45	45	45	3	3	33
R&D alliances and joint venture obligations	131	45	33	30	17	6	—
Other purchase obligations	12	6	3	3	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	210	158	—	—	—	—	52
Unrecognized tax benefits(3)	295	4
Other liabilities	191	55	23	17	16	11	69

Total Contractual Obligations	$6,055	$1,661	$358	$790	$198	$148	$2,609

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2009.

(2)	Includes the company’s planned pension and other postretirement benefit contributions for 2010. The actual amounts funded in 2010 may differ from the amounts listed above. Contributions in 2011 through 2015 and beyond are excluded as those amounts are unknown. Refer to Note 17 — Postretirement Benefits — Pensions — and Note 18 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information. The 2015 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 19 — Employee Savings Plans — for more information.

(3)	Unrecognized tax benefits relate to uncertain tax positions recorded under Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 13 — Income Taxes — for more information.
Off-Balance Sheet Arrangements
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional

MONSANTO COMPANY	2009 FORM 10-K

matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 25 — Commitments and Contingencies and Part I — Item 3 — Legal Proceedings — for further information.
We have entered into various customer financing programs which are accounted for in accordance with SFAS 140. See Note 7 — Customer Financing Programs — for further information.
Other Information
As discussed in Note 25 — Commitments and Contingencies and Item 3 — Legal Proceedings, Monsanto is responsible for significant environmental remediation and is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves.
Seasonality
Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2009, approximately 72 percent of our Seeds and Genomics segment sales occurred in the second and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2009, with approximately 43 percent of these sales occurring in the second half of the year. Seasonality varies by the world areas where our Agricultural Productivity businesses operate. For example, the United States, Brazil and Europe were the largest contributors to Agricultural Productivity sales in 2009. The United States and Europe experienced most of their sales evenly across our fiscal quarters in 2009. Brazil had a higher concentration of sales in the first half of 2009.
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
As is the practice in our industry, we regularly extend credit to enable our customers to acquire crop protection products and seeds at the beginning of the growing season. Because of the seasonality of our business and the need to extend credit to customers, we use short-term borrowings to finance working capital requirements. Our need for such financing is generally higher in the first and third quarters of the fiscal year and lower in the second and fourth quarters of the fiscal year. Our customer financing programs are expected to continue to reduce our reliance on commercial paper borrowings.
OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. In the Agricultural Productivity segment, our glyphosate business has grown through increases in our average net selling prices in 2008 and 2009, however prices have declined in fiscal year 2010 and are expected to remain lower than in 2008 and 2009. In 2009, our glyphosate volumes declined due to share loss resulting from declining competitive prices and increasing competitive supply, as well as from the effect of the drought in South America. Our selective chemistry business is expected to decline. As a result, we are working to rebuild a competitive position in our chemistry business, while we strive to expand our business in seeds and traits via our investment in new products.
We believe that our company is positioned to deliver value added products to growers enabling us to double 2007 gross profit by 2012. In the short term, we expect volatility in our Roundup business as it moves to a sustainable level of earnings. We expect to see strong cash flow as well over the period, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our

MONSANTO COMPANY	2009 FORM 10-K

investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments. In 2010, we also expect to see increased gross profit as our higher-margin seeds and traits business continues to grow.
Economic activity in the United States and globally has slowed. Instability in the financial markets is also straining the availability of credit. We expect to continue to implement locally responsive business strategies for our businesses in each world area. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We expect to continue to monitor these developments and the challenges and issues they place on our business. We believe we have taken appropriate measures to reduce our credit exposure, which has the potential to affect sales negatively in the near term. In addition, recent volatility in foreign-currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity.
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
We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable portfolio will focus on 23 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to growth in that business. The acquisition of De Ruiter has broadened our focus on the protected-culture vegetable seed market, which is a faster growing sector of the vegetable industry. The recent acquisition of Aly will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics in the near term. We believe we will have a competitive advantage because of our breeding capabilities and our three-channel sales approach for corn and soybean seeds.
Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2010, we expect that higher-value, stacked-trait products will represent a larger share of our total U.S. corn seed sales than they did in 2009. Acquisitions may also present near-term opportunities to increase penetration of our traits. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally by the end of the decade. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.
Approvals have been obtained in the United States, Canada, Japan, Australia and New Zealand for our next generation corn product, Genuity SmartStax, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests and provides tolerance to the herbicides glyphosate and glufosinate. Genuity SmartStax uses multiple modes of action for insect control, the proven means to enhance performance, reduce structured refuge and maintain long-term durability of corn trait technology. Genuity SmartStax uniquely features a combination of weed and insect control traits that significantly reduces the risk of resistance for both above- and below-ground pests. As a result, the U.S. EPA and the Canadian Food Inspection Agency allowed reduction of the typical structured farm refuge from 20 percent to 5 percent for Genuity SmartStax in the U.S. Corn Belt and Canada and from 50 percent to 20 percent for the U.S. Cotton Belt; Genuity SmartStax corn is anticipated to be launched in the United States in 2010. The few remaining Genuity SmartStax approvals are expected over the next few months. Global cultivation opportunities were expanded for corn and cotton with approval of Bollgard II Cotton in Brazil and field trials in Mexico and Pakistan.
During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all North American and key import country regulatory submissions for the first biotech drought-tolerant corn product.

MONSANTO COMPANY	2009 FORM 10-K

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
In Brazil, notwithstanding continuing and varied legal challenges by private and governmental parties, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system to ensure that we capture value on all of our Roundup Ready soybeans and Bollgard cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that these products protected by pipeline patents have the duration of the U.S. patent (2014), legal rulings have not consistently achieved that outcome. Continued commercial approval of new traits such as the recently approved YieldGard Corn Borer, along with timely approval of combined traits will provide the opportunity for a step change in contributions from seeds and traits. As noted above, YieldGard Corn Borer was approved recently, and was planted in the past growing season. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. While it is unlikely that old technology Roundup Ready soybeans could be subject to a system absent rulings of patent infringement from ongoing court cases in Europe, we do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for providing the technology. Three Spanish cases, which we have appealed, and a U.K. case have had adverse early results regarding the old technology Roundup Ready soybeans. We settled the U.K. case, and both we and the defendants have dismissed our appeals of that matter. The first case in Holland has now been referred to the European Court of Justice (ECJ) for an interpretation of the EU patent law for biotech products. It is likely that all other cases will now be stayed pending the outcome of the ECJ ruling in the Dutch case. Meanwhile, we are continuing to discuss alternative arrangements with various Argentine stakeholders pertaining to new soybean and cotton trait products. However, we have no certainty that any of these discussions will lead to an income producing outcome.
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies, including Monsanto, to overturn the French government’s suspension of planting of YieldGard Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The legality of the suspension will be decided after a full hearing before the court later this year. The European Food Safety Authority (EFSA) has issued an opinion that the French suspension is not supported on a scientific basis. A hearing date has not been set and the ban remains in place. On April 17, 2009, Germany invoked the safeguard clause and also banned the planting of YieldGard Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, there will be no sales or planting of MON810 products in Germany this growing season or most likely the next growing season. A hearing date has not been set. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked safeguard measures but we have focused our legal challenges to those countries with significant corn plantings.
Agricultural Productivity
We believe our Roundup herbicide gross profit peaked in 2008, and will decline in 2010 in light of our announced U.S. price reduction and global oversupply of low priced generic material. However, we believe the business will continue to generate a strong source of cash and gross profit. Prices of generic formulations of glyphosate herbicides increased during fiscal year 2008, but against a background of increased global supply and softening raw material prices, generic prices are now at or near historical lows in many of our key markets. We have experienced fluctuating demand in recent years, and we are increasing production capacity at our Luling, Louisiana, plant to meet the anticipated future demand for Roundup. We will continue to actively manage our inventory and other costs.

MONSANTO COMPANY	2009 FORM 10-K

We have submitted a mine plan to the U.S. Bureau of Land Management (BLM) regarding a new phosphate ore mine near Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our Roundup herbicides and licensed glyphosate. BLM has published its draft Environmental Impact Statement (EIS) for the mine and will receive public comments on the draft EIS until Oct. 31, 2009. We anticipate receiving regulatory approvals for our new mine in 2010. However, we are aware that certain environmental groups have initiated litigation against other phosphate producers to disrupt and delay the permitting process.
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
The lawn-and-garden business should continue benefiting from the Roundup brand equity in the marketplace and remain a strong cash generator for Monsanto. Driving demand to more profitable products will be used to offset higher production costs and increased commission expenses owed to The Scotts Miracle-Gro Company.
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
Goodwill: The majority of our goodwill relates to our seed company acquisitions. We are required to assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent component parts of our business. Our annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. The annual goodwill impairment tests were performed as of March 1, 2009, and March 1, 2008. No indications of goodwill impairment existed as of either date. In 2009 and 2008, we recorded goodwill related to our acquisitions (see Note 4 — Business Combinations). Future declines in the fair value of our reporting units could result in an impairment of goodwill and reduce shareowners’ equity.
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

MONSANTO COMPANY	2009 FORM 10-K

business, market conditions and prospects for which the intangible asset is currently utilized or expected to be utilized could result in an impairment charge.
Litigation and Other Contingencies: We are involved in various intellectual property, tort, contract, antitrust, employee benefit, environmental and other claims and legal proceedings; environmental remediation; government investigations and product claims. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If our assessment of the various factors changes, we may change our estimates. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.
Our environmental and litigation reserve at Aug. 31, 2009, was $262 million. The reserve related to environmental matters represents the discounted cost that we would expect to incur in connection with those matters. We expect to pay for these potential liabilities over time as the various legal proceedings and product claims are resolved and remediation is performed at the various environmental sites. Actual costs to us may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in this reserve may arise or become probable and reasonably estimable in the future, and we may also manage, settle or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liabilities.
Pensions and Other Postretirement Benefits: The actuarial valuations of our pension and other postretirement benefit costs, assets and obligations affect our financial position, results of operations and cash flows. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others: assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, health care cost trends, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions (caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, for example) could have a material effect on our pension obligations and expenses, and can affect our net income (loss), liabilities, and shareowners’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets may result in voluntary decisions or mandatory requirements to make additional contributions to our qualified pension plan. Because of the design of our postretirement health care plans, our liabilities associated with these plans are not highly sensitive to assumptions regarding health care cost trends.
Fiscal year 2010 pension expense, which will be determined using assumptions as of Aug. 31, 2009, is expected to increase compared with fiscal year 2009 because we decreased our expected rate of return on assets assumption as of Aug. 31, 2009, to 7.75 percent. This assumption was 8.0 percent in 2009, 8.25 in 2008 and 8.50 percent in 2007. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2009, was approximately 60 percent equity securities, 28 percent debt securities and 12 percent other investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not currently expect to further reduce the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower our fiscal year 2010 pre-tax income by approximately $8 million.
Our discount rate assumption for the 2010 U.S. pension expense is 5.30 percent. This assumption was 6.50 percent, 6.05 percent and 5.9 percent in 2009, 2008 and 2007, respectively. In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a half-percent decrease in the discount rate will decrease our fiscal year 2010 pre-tax income by approximately $5 million. Our salary rate assumption as of Aug. 31, 2009, was approximately zero for the next two years, and then 3 percent prospectively on all plans. Holding all

MONSANTO COMPANY	2009 FORM 10-K

other assumptions constant, we estimate that a half-percent increase in the salary rate assumption would decrease our fiscal year 2010 pretax income $2 million.
Income Taxes: Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of the company’s future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and shareowners’ equity.
On Sept. 1, 2007, we adopted the provisions of FIN 48. Under FIN 48, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company’s returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2009.
As of Aug. 31, 2009, management has recorded a deferred tax asset of approximately $500 million in Brazil primarily related to net operating loss carryforwards (NOLs) that have no expiration date. We also had available approximately $270 million of U.S. foreign tax credit carryforwards. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil and the United States.
As of Aug. 31, 2005, management had recorded a valuation allowance of $103 million in Argentina related to NOLs. Monsanto Argentina generated taxable income in its 2007 and 2006 tax year (calendar 2007 and 2006) and, accordingly, reversed $33 million and $15 million of the valuation allowance as a favorable adjustment to our 2007 and 2006 tax provision, respectively. At the beginning of fiscal 2008, we had a valuation allowance of $43 million related to the remaining NOLs. However, based upon improvements in Monsanto Argentina’s operations, we concluded it was more likely than not that such deferred tax assets would be realized. Accordingly, the previously recorded $43 million valuation allowance was reversed in third quarter 2008.
Marketing Programs: Accrued marketing program costs are recorded in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment, and market share increases. We introduced new marketing programs during 2009 that provide certain customers price protection consideration if standard published prices fall lower than the price the distributor paid on eligible products. The associated cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience) is used as a basis for the liability. Management analyzes and reviews the marketing program balances on a quarterly basis, and adjustments are recorded as appropriate.
Allowance for Doubtful Trade Receivables: We maintain an allowance for doubtful trade receivables. This allowance represents our estimate of accounts receivable that, subsequent to the time of sale, we have estimated to be of doubtful collectibility because our customers may not be able to pay. In determining the adequacy of the allowance for doubtful accounts, we consider historical bad-debt experience, customer creditworthiness, market conditions, and economic conditions. We perform ongoing evaluations of our allowance for doubtful accounts, and we adjust the allowance as required. Increases in this allowance will reduce the recorded amount of our net trade receivables, net income and shareowners’ equity, and increase our bad-debt expense.
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

MONSANTO COMPANY	2009 FORM 10-K

statements. If seed returns are higher than anticipated, our net sales, net trade receivables, net income and shareowners’ equity for future periods will be reduced. If inventory obsolescence is higher than expected, our cost of goods sold will be increased, and our inventory valuations, net income, and shareowners’ equity will be reduced.
Stock-Based Compensation: SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value. Pre-tax stock-based compensation expense recognized under SFAS 123R was $131 million and $90 million in 2009 and 2008, respectively.
We estimate the value of employee stock options on the date of grant using a lattice-binomial model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a lattice-binomial model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. We based our estimate of future volatility on a combination of historical volatility on our stock and implied volatility on publicly traded options on our stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The weighted-average estimated value of employee stock options granted during 2009 was $37.39 per share using the lattice-binomial model.
We estimate the value of restricted stock and restricted stock units based on the fair value of our stock on the date of grant. When dividends are not paid on outstanding restricted stock units, we value the award by reducing the grant-date price by the present value of the dividends expected to be paid, discounted at the appropriate risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our restricted stock units. The weighted-average value of restricted stock units granted during 2009 was $82.01.
Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $140 million as of Aug. 31, 2009, which will be recognized over weighted-average remaining vesting periods of two to three years.
If factors change and we employ different assumptions in the application of SFAS 123R in future periods, or if employee exercise behavior or forfeiture rates of restricted stock units is significantly different from the assumptions in our model, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.
NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). This statement establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after Sept. 15, 2009. Accordingly, we will adopt this statement in first quarter fiscal year 2010.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt SFAS 167 in fiscal year 2011. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166). SFAS 166 removes the concept of a QSPE from SFAS 140 and removes the exception from applying FIN 46R. This statement also clarifies the

MONSANTO COMPANY	2009 FORM 10-K

requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt SFAS 166 in fiscal year 2011. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 prospectively in fourth quarter fiscal year 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to interim financial statements of publicly traded companies. FSP SFAS 107-1 and APB 28-1 requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS 107. This FSP is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, we will adopt this FSP in first quarter fiscal year 2010. We are currently evaluating the disclosure impact of adopting FSP SFAS 107-1 and APB 28-1 on the consolidated financial statements.
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

MONSANTO COMPANY	2009 FORM 10-K

determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP must be applied prospectively to intangible assets acquired after the effective date. This FSP is effective for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. Accordingly, we will adopt FSP SFAS 142-3 prospectively in fiscal year 2010.
In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of SFAS No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157, Fair Value Measurement, for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, we will adopt the additional requirements of SFAS 157 that were deferred by FSP SFAS 157-2 in fiscal year 2010. We are currently evaluating the impact on the consolidated financial statements of adopting FSP SFAS 157-2.
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
See Note 2 — Significant Accounting Policies — and Note 16 — Financial Instruments — to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2009, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity prices. Actual changes may prove to be greater or less than those hypothesized.
Changes in Interest Rates: Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. The majority of our debt as of Aug. 31, 2009, consisted of fixed-rate long-term obligations.
Market risk with respect to interest rates is estimated as the potential change in fair value resulting from an immediate hypothetical 1 percentage point parallel shift in the yield curve. The fair values of the company’s investments and loans are

MONSANTO COMPANY	2009 FORM 10-K

based on quoted market prices or discounted future cash flows. As the carrying amounts on short-term loans and investments maturing in less than 360 days and the carrying amounts of variable-rate medium-term notes approximate their respective fair values, a 1 percentage point change in the interest rates would not result in a material change in the fair value of our debt and investments portfolio.
On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. In August 2005, the company exchanged $314 million of new 5 1/2% Senior Notes due 2025 for $314 million of the company’s outstanding 7 3/8% Senior Notes. As of Aug. 31, 2009, the fair value of the 7 3/8% Senior Notes was $549 million, and the fair value of the 5 1/2% 2025 Senior Notes was $322 million. A 1 percentage point change in the interest rates would change the fair value of the remaining 7 3/8% Senior Notes by approximately $15 million, and the fair value of the 5 1/2% 2025 Senior Notes by $37 million.
In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes due 2035. As of Aug. 31, 2009, the fair value of the 5 1/2% 2035 Senior Notes was $405 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/2% 2035 Senior Notes by $62 million.
In April 2008, Monsanto issued $300 million of 5 1/8% Senior Notes due 2018. As of Aug. 31, 2009, the fair value of the 5 1/8% 2018 Senior Notes was $319 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/8% 2018 Senior Notes by $23 million.
In April 2008, Monsanto issued $250 million of 5 7/8% Senior Notes due 2038. As of Aug. 31, 2009, the fair value of the 5 7/8% 2038 Senior Notes was $268 million. A 1 percentage point change in the interest rates would change the fair value of the 5 7/8% 2038 Senior Notes by $43 million.
In March 2009, Monsanto entered into forward-starting interest rate swaps with a total notional amount of $250 million. As of Aug. 31, 2009, the fair value of the forward-starting interest rate swap was $14 million. A 1 percentage point change in interest rates would change the fair value of the forward-starting interest rate swap by $2 million.
Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign-currency forward exchange contracts and foreign-currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the European euro, the Brazilian real, the Canadian dollar, the Romanian leu and the Australian dollar. Unfavorable currency movements of 10 percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $136 million.
Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases and uses options contracts to limit the unfavorable effect that price changes could have on these purchases. The company’s futures and options contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. A 10 percent decrease in the prices would have a negative effect on the fair value of these instruments of $57 million. We also use natural gas and diesel swaps and natural gas options to manage energy input costs. A 10 percent decrease in price of gas and diesel would have a negative effect on the fair value of these instruments of $9 million.
Changes in Equity Prices: The company also has investments in marketable equity securities. All such investments are classified as long-term available-for-sale investments. The fair value of these investments is $25 million as of Aug. 31, 2009. These securities are listed on a stock exchange or quoted in an over-the-counter market. If the market price of the traded securities should decrease by 10 percent, the fair value of the equities would decrease by $2 million. See Note 11 — Investments and Equity Affiliates — for further details.

MONSANTO COMPANY	2009 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report
Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.
Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2009.
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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Carl M. Casale
Carl M. Casale
Executive Vice President and Chief Financial Officer
Oct. 27, 2009

MONSANTO COMPANY	2009 FORM 10-K

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
In conducting our evaluation of the effectiveness of our internal control over financial reporting as of Aug. 31, 2009, we have excluded the acquisition of Aly Participacoes Ltda., as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. This acquisition was completed in the second quarter of 2009 and in total constituted less than 1 percent of total assets as of Aug. 31, 2009, and less than 1 percent of total revenues for the fiscal year then ended. See Note 4 — Business Combinations — for a further discussion of this acquisition and its impact on Monsanto’s Consolidated Financial Statements.
Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of Aug. 31, 2009.
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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Carl M. Casale
Carl M. Casale
Executive Vice President and Chief Financial Officer
Oct. 27, 2009

MONSANTO COMPANY	2009 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:
We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Aly Participacoes Ltda. (“Aly”), which was acquired on December 2, 2008. This acquisition constitutes less than 1% of total assets and total revenues of the consolidated financial statement amounts as of and for the year ended August 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Aly. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2009 and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income for year ended August 31, 2009, of the Company and our report dated October 27, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements; Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109; and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective September 1, 2008, September 1, 2007, and August 31, 2007, respectively.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 27, 2009

MONSANTO COMPANY	2009 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:
We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2009 and 2008, and the related statements of consolidated operations, cash flows, shareowners’ equity, and comprehensive income for each of the three years in the period ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 15 and Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements; Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109; and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective September 1, 2008, September 1, 2007, and August 31, 2007, respectively.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 27, 2009

MONSANTO COMPANY	2009 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2009	2008	2007

Net Sales	$11,724	$11,365	$8,349
Cost of goods sold	4,962	5,188	4,119

Gross Profit	6,762	6,177	4,230
Operating Expenses:
Selling, general and administrative expenses	2,037	2,312	1,858
Research and development expenses	1,098	980	770
Acquired in-process research and development	163	164	193
Restructuring charges	361	—	—

Total Operating Expenses	3,659	3,456	2,821
Income from Operations	3,103	2,721	1,409
Interest expense	129	110	136
Interest income	(71)	(132)	(120)
Solutia-related (income) expenses, net	—	(187)	40
Other expense, net	78	4	25

Income from Continuing Operations Before Income Taxes and Minority Interest	2,967	2,926	1,328
Income tax provision	845	899	403
Minority interest expense	24	20	12

Income from Continuing Operations	2,098	2,007	913

Discontinued Operations:
Income from operations of discontinued businesses	19	20	52
Income tax provision (benefit)	8	3	(28)

Income on Discontinued Operations	11	17	80

Net Income	$2,109	$2,024	$993

Basic Earnings per Share:
Income from continuing operations	$3.84	$3.66	$1.68
Income on discontinued operations	0.02	0.03	0.15

Net Income	$3.86	$3.69	$1.83

Diluted Earnings per Share:
Income from continuing operations	$3.78	$3.59	$1.65
Income on discontinued operations	0.02	0.03	0.14

Net Income	$3.80	$3.62	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2009 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$1,956	$1,613
Trade receivables, net	1,556	2,067
Miscellaneous receivables	654	742
Deferred tax assets	662	338
Inventory, net	2,934	2,453
Assets of discontinued operations	—	153
Other current assets	121	243

Total Current Assets	7,883	7,609
Total property, plant and equipment	7,158	6,725
Less accumulated depreciation	3,549	3,402

Property, Plant and Equipment, Net	3,609	3,323
Goodwill	3,218	3,132
Other Intangible Assets, Net	1,371	1,531
Noncurrent Deferred Tax Assets	743	1,000
Long-Term Receivables, Net	557	636
Noncurrent Assets of Discontinued Operations	—	236
Other Assets	496	524

Total Assets	$17,877	$17,991

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$79	$24
Accounts payable	676	1,090
Income taxes payable	79	161
Accrued compensation and benefits	263	441
Accrued marketing programs	934	754
Deferred revenues	219	867
Grower production accruals	139	172
Dividends payable	145	132
Customer payable	307	—
Restructuring reserves	286	—
Liabilities of discontinued operations	—	26
Miscellaneous short-term accruals	629	772

Total Current Liabilities	3,756	4,439
Long-Term Debt	1,724	1,792
Postretirement Liabilities	793	590
Long-Term Deferred Revenue	488	566
Noncurrent Deferred Tax Liabilities	153	204
Long-Term Portion of Environmental and Litigation Liabilities	197	226
Noncurrent Liabilities of Discontinued Operations	—	52
Other Liabilities	710	748
Commitments and Contingencies (see Note 25)
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 585,557,964 and 583,581,984 shares, respectively;
Outstanding 545,407,427 and 548,592,933 shares, respectively	6	6
Treasury stock 40,150,537 and 34,989,051 shares, respectively, at cost	(1,577)	(1,177)
Additional contributed capital	9,695	9,495
Retained earnings	2,682	1,138
Accumulated other comprehensive loss	(744)	(78)
Reserve for ESOP debt retirement	(6)	(10)

Total Shareowners’ Equity	10,056	9,374

Total Liabilities and Shareowners’ Equity	$17,877	$17,991

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2009 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Operating Activities:
Net Income	$2,109	$2,024	$993
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	548	573	527
Bad-debt expense	49	57	70
Receipt of securities from Solutia settlement	—	(38)	—
Stock-based compensation expense	116	90	73
Excess tax benefits from stock-based compensation	(35)	(198)	(83)
Deferred income taxes	264	47	(89)
Restructuring charges	361	—	—
Equity affiliate expense, net	(22)	(2)	34
Acquired in-process research and development	163	164	193
Net gain on sales of a business or other assets	(66)	—	(73)
Other items	(11)	7	15
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	526	(318)	(2)
Inventory, net	(638)	(691)	60
Deferred revenues	(700)	492	129
Accounts payable and other accrued liabilities	(327)	889	147
Pension contributions	(187)	(120)	(60)
Net investment hedge settlement	35	(124)	(23)
Other items	51	(53)	(57)

Net Cash Provided by Operating Activities	2,236	2,799	1,854

Cash Flows Provided (Required) by Investing Activities:
Purchases of short-term investments	—	(132)	(59)
Maturities of short-term investments	132	59	22
Capital expenditures	(916)	(918)	(509)
Acquisitions of businesses, net of cash acquired	(329)	(1,007)	(1,679)
Purchases of long-term equity securities	(7)	(78)	—
Technology and other investments	(72)	(41)	(54)
Proceeds from divestiture of a business	300	—	317
Other investments and property disposal proceeds	169	90	51

Net Cash Required by Investing Activities	(723)	(2,027)	(1,911)

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	(142)	92	(5)
Short-term debt proceeds	75	—	8
Short-term debt reductions	(45)	(10)	(8)
Long-term debt proceeds	—	546	8
Long-term debt reductions	(71)	(254)	(281)
Payments on other financing	(6)	(3)	(16)
Debt issuance costs	—	(5)	—
Treasury stock purchases	(398)	(361)	(197)
Stock option exercises	39	114	83
Excess tax benefits from stock-based compensation	35	198	83
Dividend payments	(552)	(419)	(258)

Net Cash Required by Financing Activities	(1,065)	(102)	(583)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(105)	77	46

Net Increase (Decrease) in Cash and Cash Equivalents	343	747	(594)
Cash and Cash Equivalents at Beginning of Period	1,613	866	1,460

Cash and Cash Equivalents at End of Period	$1,956	$1,613	$866

See Note 24 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2009 FORM 10-K

Statements of Consolidated Shareowners’ Equity

					Accumulated
			Additional	Retained	Other
	Common	Treasury	Contributed	Earnings	Comprehensive	Reserve for
(Dollars in millions, except per share amounts)	Stock	Stock	Capital	(Deficit)	Income (Loss)(1)	ESOP Debt	Total

Balance as of Sept. 1, 2006	$6	$(623)	$8,879	$(1,099)	$(623)	$(15)	$6,525
Net income	—	—	—	993	—	—	993
Treasury stock purchases	—	(191)	—	—	—	—	(191)
Restricted stock withholding	—	—	(11)	—	—	—	(11)
Grants of restricted stock (83,500 shares)	—	—	1	—	—	—	1
Issuance of shares under employee stock plans	—	—	83	—	—	—	83
Excess tax benefits from stock-based compensation	—	—	83	—	—	—	83
Stock-based compensation expense	—	—	71	—	—	—	71
Cash dividends of $0.55 per common share	—	—	—	(299)	—	—	(299)
Foreign currency translation	—	—	—	—	248	—	248
Minimum pension liability, net of tax	—	—	—	—	46	—	46
Realized and unrealized gain on investments, net of tax	—	—	—	—	(18)	—	(18)
Accumulated derivative gain, net of tax	—	—	—	—	14	—	14
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	2
Adjustment to initially apply SFAS 158, net of tax(2)	—	—	—	—	(44)	—	(44)

Balance as of Aug. 31, 2007	$6	$(814)	$9,106	$(405)	$(377)	$(13)	$7,503
Net income	—	—	—	2,024	—	—	2,024
Treasury stock purchases	—	(363)	—	—	—	—	(363)
Restricted stock withholding	—	—	(11)	—	—	—	(11)
Issuance of shares under employee stock plans	—	—	114	—	—	—	114
Excess tax benefits from stock-based compensation	—	—	198	—	—	—	198
Stock-based compensation expense	—	—	88	—	—	—	88
Cash dividends of $0.83 per common share	—	—	—	(456)	—	—	(456)
Foreign currency translation	—	—	—	—	346	—	346
Minimum pension liability, net of tax	—	—	—	—	(99)	—	(99)
Realized and unrealized gain on investments, net of tax	—	—	—	—	(5)	—	(5)
Accumulated derivative gain, net of tax	—	—	—	—	57	—	57
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	3	3
Adjustment to initially apply FIN 48	—	—	—	(25)	—	—	(25)

Balance as of Aug. 31, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$9,374
Net income	—	—	—	2,109	—	—	2,109
Treasury stock purchases	—	(400)	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	39
Excess tax benefits from stock-based compensation	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	(565)
Foreign currency translation	—	—	—	—	(333)	—	(333)
Minimum pension liability, net of tax	—	—	—	—	(189)	—	(189)
Accumulated derivative loss, net of tax	—	—	—	—	(144)	—	(144)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	4

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$10,056

(1)	See Note 22 —Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

(2)	Component of ending Accumulated Other Comprehensive Loss, and not a component of comprehensive income per SFAS 158. Refer to Statements of Consolidated Comprehensive Income.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2009 FORM 10-K

Statements of Consolidated Comprehensive Income

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Net Income	$2,109	$2,024	$993
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(333)	346	248
Unrealized net holding (losses) gains (net of tax of $(4) in 2008 and $5 in 2007)	—	(5)	7
Reclassification for realized net holding gains included in income (net of tax of $(16) in 2007)	—	—	(25)
Unrealized net derivative (losses) gains (net of tax of $(70) in 2009, $31 in 2008 and $14 in 2007)	(81)	53	5
Reclassification for realized net derivative (gains) losses included in income (net of tax of $(25) in 2009, $(3) in 2008 and $1 in 2007)	(63)	4	9
Postretirement benefit plan activity (net of tax of $(119) in 2009, $(44) in 2008, and $33 in 2007)	(189)	(99)	46

Total Other Comprehensive (Loss) Income	(666)	299	290

Total Comprehensive Income	$1,443	$2,323	$1,283

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2009 FORM 10-K

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
Monsanto manages its business in two segments: Seeds and Genomics, and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures Roundup brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market. See Note 26 — Segment and Geographic Data — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focuses on dairy cow productivity (the Dairy business). This transaction was consummated on Oct. 1, 2008. In the fourth quarter of 2007, the company sold its U.S. Stoneville® and NexGen® cotton seed brands and related business assets (divested cotton businesses) as part of the U.S. Department of Justice (DOJ) approval for the acquisition of Delta and Pine Land Company (DPL). As a result, financial data for these businesses have been presented as discontinued operations as outlined below. The financial statements have been prepared in compliance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, for all periods presented herein, the Statements of Consolidated Operations and Consolidated Financial Position have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment, and the Stoneville and NexGen businesses were previously reported as part of the Seeds and Genomics segment. See Note 29 — Discontinued Operations — for further details.
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

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Arrangements with other business enterprises are also evaluated, and those in which Monsanto is determined to have controlling financial interest are consolidated. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities (FIN 46), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities is the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.
Monsanto had an arrangement with a special-purpose entity to provide a financing program for selected Monsanto customers, which terminated in 2009. See Note 7 — Customer Financing Programs — for a description of this arrangement. This special-purpose entity was consolidated. For other types of variable interest entities, the company has evaluated its relationships with two entities and has determined that although the entities are variable interest entities and Monsanto holds variable interests in the entities, these entities are not required to be consolidated in the company’s financial statements pursuant to FIN 46R because Monsanto is not the primary beneficiary. One entity is a biotechnology company focused on plant gene research, development and commercialization, in which Monsanto had a 7 percent equity investment as of Aug. 31, 2009. Monsanto had an agreement in place under which Monsanto made payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $44 million and total liabilities of $4 million as of Aug. 31, 2009, and revenues of $4 million for the 12 months ended Aug. 31, 2009. The second entity is a joint venture in which the company has a 49 percent equity investment. This joint venture packages and sells seeds, with a focus on corn and sunflower seeds, and also sells and distributes agricultural chemical products. The joint venture reported total assets of $40 million and total liabilities of $18 million as of Aug. 31, 2009, and revenues of $31 million for the 12 months ended Aug. 31, 2009. As of Aug. 31, 2009, Monsanto’s estimate of maximum exposure to loss as a result of its relationships with these entities was approximately $8 million, which represents Monsanto’s equity investments in these entities. There were no other commitments to these entities as of Aug. 31, 2009.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, valuations of goodwill and other intangible assets, employee benefit plan liabilities, value of equity-based awards, marketing program liabilities, grower accruals (an estimate of amounts payable to farmers who grow seed for Monsanto), restructuring reserves, self-insurance reserves, environmental reserves, deferred revenue, contingencies, litigation, incentives, and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position, or cash flows.
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

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Monsanto follows Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), the SEC interpretation of accounting guidelines on revenue recognition. SAB 104 primarily affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. Trait royalties and license revenues are recorded when earned, usually when the third-party seed companies sell their seeds containing Monsanto traits to growers.
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
Marketing and Advertising Costs
Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Accrued marketing program costs are recorded in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment, and market share increases. The company introduced new marketing programs during 2009 that provide certain customers price protection consideration if standard published prices fall lower than the price the distributor paid on eligible products. The associated cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for the liability. Management analyzes and reviews the marketing program balances on a quarterly basis and adjustments are recorded as appropriate. Under certain marketing programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.
Research and Development Costs
The company accounts for research and development (R&D) costs in accordance with SFAS No. 2, Accounting for Research and Development Costs (SFAS 2). Under SFAS 2, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. Acquired in-process R&D (IPR&D) costs with no alternative future uses are expensed in the period acquired. The costs of purchased IPR&D that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses. In fiscal year 2007, Monsanto and BASF announced a long-term joint R&D and commercialization collaboration in plant technology that will focus on high-yielding crops and crops that are tolerant to adverse conditions. The collaboration resulted in shared

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

R&D costs. Only Monsanto’s portion has been included in research and development expenses in the Statements of Consolidated Operations.
Income Taxes
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2009, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.
On Sept. 1, 2007, Monsanto adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2009.
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
Long-Term Investments
Monsanto has long-term investments in equity securities, which are categorized as available-for-sale. They are classified as other assets in the Statements of Consolidated Financial Position, and they are carried at fair value, with unrealized gains and losses reported in the Statements of Consolidated Shareowners’ Equity in accumulated other comprehensive income (loss). If Monsanto believes that an other-than-temporary impairment exists, the investment in question is written down to market value in accordance with EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The write-down is recorded in the Statements of Consolidated Operations as an impairment of securities. Monsanto has other long-term investments in equity securities for which market values are not readily available. These other securities and investments are carried at cost, and they are reviewed regularly to evaluate whether they have experienced a decline in fair value.
Fair Values of Assets and Liabilities
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values. For financial assets and liabilities, fair values are based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. See Note 15 — Fair Value Measurements — and Note 16 — Financial Instruments — for further details, including management’s responsibilities for determining these fair values. The fair value estimates do not necessarily reflect the values that could be realized in the current market on any one day.
Inventory Valuation
Inventories are stated at the lower of cost or market, and the inventory reserve reduces the cost basis of inventory. Inventories are valued as follows:

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States (approximately 14 percent and 10 percent of total inventories as of Aug. 31, 2009, and Aug. 31, 2008, respectively) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.
In accordance with SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, Monsanto records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of conversion based on the normal capacity of the production facilities.
Goodwill
Monsanto follows the guidance of SFAS No. 141, Business Combinations, in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.
Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is subject to annual impairment tests. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of March 1, 2009. See Note 10 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.
Other Intangible Assets
Other intangible assets consist primarily of acquired seed germplasm, acquired biotechnology intellectual property, trademarks and customer relationships. Seed germplasm is the genetic material used in new seed varieties. Germplasm is amortized on a straight-line basis over useful lives ranging from five years for completed technology germplasm to a maximum of 30 years for certain core technology germplasm. Completed technology germplasm consists of seed hybrids and varieties that are commercially available. Core technology germplasm is the collective germplasm of inbred and hybrid seeds and has a longer useful life as it is used to develop new seed hybrids and varieties. Acquired biotechnology intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from two to 15 years. The useful lives of acquired germplasm and acquired biotechnology intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the use of the asset.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto has a broad portfolio of trademarks and patents, including trademarks for Roundup (for herbicide products); Roundup Ready, Bollgard, Bollgard II, YieldGard, YieldGard VT and Roundup Ready 2 Yield (for traits); DEKALB, Asgrow, Deltapine and Vistive (for agricultural seeds); Seminis and De Ruiter (for vegetable seeds); and patents for our insect-protection traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for trademarks and patents ranges from two to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis over the period in which the patent is legally protected, the period over which benefits are expected to be received, or the estimated market-life of the product with which the patent is associated, whichever is shorter.
In conjunction with acquisitions, Monsanto obtains access to the distribution channels and customer relationships of the acquired companies. These relationships are expected to provide economic benefits to Monsanto. The amortization period for customer relationships ranges from three to 20 years, and amortization is recognized on a straight-line basis over these periods. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience of customer attrition rates.
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
Monsanto follows SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $61 million and $58 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively, primarily relating to its manufacturing facilities. The change in carrying value as of Aug. 31, 2009, consisted of $5 million for accretion expense offset by $2 million in decreased costs.
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
Litigation and Other Contingencies
Monsanto is involved in various intellectual property, biotechnology, tort, contract, antitrust, employee benefit, environmental and other litigation, claims and legal proceedings; environmental remediation; and government investigations (see Note 25 — Commitments and Contingencies). Management routinely assesses the likelihood of adverse judgments or

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.
Guarantees
Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107, and rescission of FIN No. 34 (FIN 45). For additional information on the company’s commitments and other contractual and commercial obligations, see Note 25 — Commitments and Contingencies.
Foreign Currency Translation
The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in the Statements of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive income (loss). The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates, in accordance with SFAS No. 52, Foreign Currency Translation. These currency adjustments are included in net income. Based on the Consumer Price Index (CPI), Monsanto designated Venezuela as a hyperinflationary country effective June 1, 2009.
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
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities (SFAS 149), and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), all derivatives, whether designated for hedging relationships or not, are recognized in the Statements of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates each derivative as: (1) a hedge of the fair value of a recognized asset or liability (a fair-value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge), (3) a foreign-currency fair-value or cash-flow hedge (a foreign-currency hedge), (4) a foreign-currency hedge of the net investment in a foreign subsidiary, or (5) a derivative that does not qualify for hedge accounting treatment.
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

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Pension and Postretirement Plans
Monsanto has various defined benefit and postretirement plans. Monsanto generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for most plans is August 31. See Note 17 — Postretirement Benefits – Pensions and Note 18 — Postretirement Benefits – Health Care and Other Postemployment Benefits — for a full description of these plans and the accounting and funding policies.
Adoption of SFAS 158
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158). As required, the company adopted this statement effective Aug. 31, 2007. The initial recognition of the underfunded status resulted in a pre-tax charge of $72 million ($44 million aftertax) to accumulated other comprehensive loss.
The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the Consolidated Statement of Financial Position as of Aug. 31, 2007:

	Year Ended Aug. 31, 2007
(Dollars in millions)	Before Adoption of	Increase/(Decrease)	After Adoption of
	SFAS 158	Required by SFAS 158	SFAS 158

Other Intangible Assets — Net	$1,427	$(12)	$1,415
Noncurrent Deferred Tax Assets	700	30	730
Other Assets	398	(4)	394
Miscellaneous Short-term Accruals	689	9	698
Postretirement Liabilities	496	46	542
Other Liabilities	492	3	495
Accumulated Other Comprehensive Loss	(333)	(44)	(377)

Stock-Based Compensation
In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), Monsanto measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. See Note 20 — Stock-Based Compensation Plans — for further details.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3. NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). This statement establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after Sept. 15, 2009. Accordingly, Monsanto will adopt this statement in first quarter fiscal year 2010.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto will adopt SFAS 167 in fiscal year 2011. The company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, Monsanto adopted SFAS 165 prospectively in fourth quarter fiscal year 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to interim financial statements of publicly traded companies. FSP SFAS 107-1 and APB 28-1 requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS 107. This FSP is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, Monsanto will adopt this FSP in first quarter fiscal year 2010. The company is currently evaluating the disclosure impact of adopting FSP SFAS 107-1 and APB 28-1 on the consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP SFAS 141R-1). This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after Dec. 15, 2008. Accordingly, Monsanto will adopt FSP SFAS 141R-1 prospectively in fiscal year 2010.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of SFAS No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, Monsanto will adopt the additional requirements of SFAS 157 that were deferred by FSP SFAS 157-2 in fiscal year 2010. The company is currently evaluating the impact on the consolidated financial statements of adopting FSP SFAS 157-2.
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

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. BUSINESS COMBINATIONS

In 2009, Monsanto paid approximately $5 million of contingent consideration related to fiscal year 2007 regional U.S. seed company acquisitions.
2009 Acquisitions: In July 2009, Monsanto acquired the assets of WestBred, LLC, a Montana-based company that specializes in wheat germplasm, for $49 million (net of cash acquired), inclusive of transaction costs of $4 million. The acquisition will bolster the future growth of Monsanto’s seeds and traits platform.
In December 2008, Monsanto acquired 100 percent of the outstanding stock of Aly Participacoes Ltda. (Aly), which operates the sugarcane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil, for $264 million (net of cash acquired), inclusive of transaction costs of less than $1 million.
For the fiscal year 2009 acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for all fiscal year 2009 acquisitions as of Aug. 31, 2009, are preliminary and are summarized in the following table. These allocations are subject to adjustment pending further assessments, including the valuation of certain tangible and intangible assets. In addition, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

Aggregate
(Dollars in millions)	Acquisitions

Current Assets	$3
Property, Plant and Equipment	7
Goodwill	125
Other Intangible Assets	33
Acquired In-process Research and Development	163
Other Assets	—

Total Assets Acquired	331

Current Liabilities	6
Other Liabilities	2

Total Liabilities Assumed	8

Net Assets Acquired	$323

Supplemental Information:
Net assets acquired	$323
Cash acquired	—

Cash paid, net of cash acquired	$323

A charge of $163 million was recorded in R&D expenses in fiscal year 2009 for the write-off of acquired IPR&D related to 2009 acquisitions. Of the $163 million, $162 million is related to the write-off of acquired IPR&D from Aly. The Income Approach valuation method was used to determine the fair value of the research projects. In developing assumptions for the valuation model, Monsanto used historical expense of Aly and other comparable data to estimate expected pricing, margins and expense levels. Management believed that the technological feasibility of the IPR&D was not established and that the research had no alternative future uses. Accordingly, the amount allocated to IPR&D was expensed immediately, in accordance with generally accepted accounting principles. The significant assumptions used to determine the fair value of IPR&D related to the Aly acquisition were as follows:

(Dollars in millions)

Weighted Average Discount Rate	17%
Expected Costs to Complete (undiscounted)	$166
Expected Years of Product Launches	2010 - 2019

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price for these acquisitions was primarily allocated to intangible assets and goodwill. The primary items that generated the goodwill were the premiums paid by Monsanto for the right to control the businesses acquired and the value of the acquired assembled work forces. The majority of the goodwill is deductible for tax purposes. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company’s consolidated results of operations is not considered to be significant.
As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), and primarily include the potential closure of certain subsidiaries. As management finalizes its plans to integrate or restructure certain activities of the acquired entities, liabilities may be recorded as part of the purchase price allocation.
The following table presents details of the acquired identifiable intangible assets:

	Weighted-
	Average Life	Useful Life	Aggregate
(Dollars in millions)	(Years)	(Years)	Acquisitions

Acquired Germplasm	10	10	$11
Trademarks	11	2-15	2
Customer Relationships	10	9-10	16
Other	5	3-5	4

Other Intangible Assets			$33

2008 Acquisitions: In June 2008, Monsanto acquired 100 percent of the outstanding stock of De Ruiter Seeds Group, B.V., and a related company (De Ruiter) for approximately $756 million (net of cash acquired), inclusive of transaction costs of $3 million. De Ruiter is a leading protected-culture vegetable seeds company based in the Netherlands with operations worldwide. Monsanto consummated the transaction with existing cash after receiving approvals from the appropriate regulatory authorities.
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
In fiscal year 2008, a charge of approximately $164 million was recorded in R&D expenses for the write-off of acquired IPR&D related to 2008 acquisitions and finalizing the purchase price allocations for 2007 acquisitions. Of the $164 million, $161 million related to the write-off of acquired IPR&D associated with plant breeding acquired in the De Ruiter acquisition. The Income Approach valuation method was used to determine the fair value of the research projects. In developing assumptions for the valuation model, Monsanto used data from comparable commercialized hybrids from De Ruiter and hybrids marketed by Monsanto’s current protected-culture vegetable business to estimate expected pricing, margins and expense levels. Management believed that the technological feasibility of the IPR&D projects was not established and that the research had no alternative future uses. Accordingly, the amounts allocated to IPR&D were expensed immediately, in accordance with generally accepted accounting principles. The significant assumptions used to determine the

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair value of IPR&D related to the De Ruiter acquisition were as follows:

(Dollars in millions)

Weighted-Average Discount Rate	12%
Expected Costs to Complete	$142
Expected Years of Product Launches	2009 - 2014

As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3 and primarily include the potential closure of certain subsidiaries. Through Aug. 31, 2009, estimated costs of $23 million have been recognized as restructuring charges in the purchase price allocations above, and $3 million has been charged against these liabilities.
All fiscal year 2008 acquisitions described above were included within the Seeds and Genomics segment from their respective dates of acquisition.
2007 Acquisitions: In June 2007, Monsanto completed the purchase of all the outstanding stock of DPL, the largest cotton seed breeder in the world, for a cash purchase price of $42 per share, or approximately $1.5 billion (net of cash acquired), inclusive of transaction costs of $38 million. The company financed the transaction using cash reserves and a short-term loan, which was subsequently refinanced with commercial paper. All commercial paper was repaid during fourth quarter 2007. The transaction was reviewed by federal and state authorities, including the DOJ, pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In order to complete the transaction, Monsanto entered into an agreement with the DOJ. See Note 29 — Discontinued Operations — for further discussion of this agreement. Prior to the acquisition, Monsanto owned an investment in preferred stock of DPL in the amount of $20 million, which was included in the purchase price allocation. After the acquisition of DPL, the legal proceedings related to DPL were terminated.
In December 2006, Monsanto’s American Seeds subsidiary acquired Fielder’s Choice Direct, a U.S. seed company, for $50 million (net of cash acquired), inclusive of transaction costs of $1 million. In conjunction with this acquisition, Monsanto entered into a five-year global technology license agreement. See Note 10 — Goodwill and Other Intangible Assets — for further discussion of the agreement. In January and May 2007, Monsanto acquired two European vegetable seed companies in separate transactions for an aggregate purchase price of $61 million, inclusive of transaction costs of $10 million. Also, in fiscal year 2007, American Seeds acquired nine regional U.S. seed companies in separate transactions for an aggregate purchase price of $37 million, inclusive of transaction costs of $2 million. In addition, three of these American Seeds acquisitions have contingent consideration of up to $9 million, of which approximately $1 million was paid in 2008.
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

(Dollars in millions)

Weighted-Average Discount Rate	17%
Expected Costs to Complete	$157
Expected Years of Product Launches	2008 - 2017

As of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3 and primarily include the potential closure of acquired facilities, the abandonment or redeployment of equipment, and employee terminations or relocations of the acquired company. Through Aug. 31, 2009, estimated costs of $16 million have been recognized as current liabilities, and $16 million has been charged against these liabilities.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

All fiscal year 2007 acquisitions described above were included within the Seeds and Genomics segment from their respective dates of acquisition.
NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

Year Ended
Aug. 31,
(Dollars in millions)	2009

Cost of Goods Sold(1)	$(45)
Restructuring Charges(1)	(361)

Loss from Continuing Operations Before Income Taxes	(406)
Income Tax Benefit	116

Net Loss	$(290)

(1)	The $45 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $1 million in Agricultural Productivity and $44 million in Seeds and Genomics. The $361 million of restructuring charges were split by segment as follows: $113 million in Agricultural Productivity and $248 million in Seeds and Genomics.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the increased market supply environment for glyphosate. The company created a separate division for its Roundup and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the Roundup business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within our Vegetables business. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan.
The following table displays the pretax charges of $406 million incurred by segment under the fiscal year 2009 restructuring plan for the year ended Aug. 31, 2009.

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$175	$63	$238
Facility Closures / Exit Costs	3	47	50
Asset Impairments
Property, plant and equipment	31	4	35
Inventory	24	—	24
Other intangible assets	59	—	59

Total 2009 Restructuring Charges	$292	$114	$406

The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, therefore severance charges incurred in connection with the fiscal year 2009 Restructuring Plan are accounted for when probable and estimable as required under SFAS 112, Employer’s Accounting for Postemployment Benefits.
In fiscal year 2009, pretax restructuring charges of $238 million were recorded related to work force reductions. Within these overall work force reductions, charges of $103 million related to site closures and downsizing in the United States in sales and marketing, manufacturing, R&D and information technology. In addition to the charges in the United States, an additional $93 million in work force reductions were incurred in Europe relating to facility closures. Charges pertaining to the acceleration of stock-based compensation of $15 million were also recorded in fiscal year 2009. The remaining $27 million relates to work force reductions in other countries not previously mentioned.
Facility closures/exit costs of $50 million relate primarily to the termination of a chemical supply contract in the United States and the termination of chemical distributor contracts in Central America.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

When the decision to commit to a restructuring plan requires an asset impairment review, Monsanto evaluates such impairment issues under the provisions of SFAS 144. Certain asset impairment charges were recorded in the fourth quarter 2009 related to the decision to shut down facilities under the 2009 Restructuring Plan. These asset impairments of $118 million included $45 million recorded in cost of goods sold and the remainder in restructuring charges. Property, plant and equipment impairments of $35 million related to certain manufacturing and technology breeding facilities in the United States, Europe and Central America that will be closed in fiscal year 2010. As of Aug. 31, 2009, future cash flows for these facilities were insufficient to recover the net book value of the related long-lived assets. Accordingly, an impairment charge of $35 million was recorded against these assets in the fourth quarter of 2009. Inventory impairments of $24 million were also recorded related to discontinued seed products in the United States and Europe. Other intangible impairments of $59 million related to the discontinuation of certain seed brands, which included $18 million related to the write-off of intellectual property for technology that the company elected to no longer pursue.
The following table summarizes the activities related to the company’s 2009 Restructuring Plan. See Note 4 — Business Combinations — for restructuring reserves related to acquisitions.

	Work Force	Facility Closures / Exit	Asset
(Dollars in millions)	Reductions	Costs	Impairments	Total

Restructuring charges recognized in fourth quarter 2009	$238	$50	$118	$406
Cash payments	(7)	—	—	(7)
Asset impairments and write-offs	—	—	(118)	(118)
Acceleration of stock-based compensation expense in additional contributed capital	(15)	—	—	(15)

Ending Liability as of Aug. 31, 2009	$216	$50	$—	$266

NOTE 6. RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2007, 2008 and 2009.

(Dollars in millions)

Balance Sept. 1, 2006	$298
Additions — charged to expense	70
Deductions and other(1)	(151)

Balance Aug. 31, 2007	$217
Additions — charged to expense	42
Deductions and other(1)	(41)

Balance Aug. 31, 2008	$218
Additions — charged to expense	23
Deductions and other(1)	(79)

Balance Aug. 31, 2009	$162

(1)	Includes reclassifications to long-term and foreign currency translation adjustments.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table displays a roll forward of the allowance for doubtful long-term receivables for fiscal years 2007, 2008 and 2009. There was no allowance for doubtful long-term receivables in 2006.

(Dollars in millions)

Balance Sept. 1, 2006	$—
Additions — charged to expense	—
Other(1)	131

Balance Aug. 31, 2007	$131
Additions — charged to expense	15
Other(1)	33

Balance Aug. 31, 2008	$179
Additions — charged to expense	26
Other(1)	(33)

Balance Aug. 31, 2009	$172

(1)	Includes reclassifications from current and foreign currency translation adjustments.
NOTE 7. CUSTOMER FINANCING PROGRAMS

Monsanto previously established a revolving financing program to provide financing of up to $250 million for selected customers in the United States through a third-party specialty lender. The program was terminated in the third quarter of fiscal year 2009. Under the financing program, Monsanto originated customer loans on behalf of the lender, which was a special-purpose entity (SPE) that Monsanto consolidated, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Under the program as amended in August 2006, Monsanto serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated QSPE. Monsanto accounted for this transaction as a sale, in accordance with SFAS 140.
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
Monsanto accounted for the guarantee in accordance with FIN 45, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto recorded its guarantee liability at a value that approximates fair value (except that it does not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto did not recognize any servicing asset or liability because the servicing fee was considered adequate compensation for the servicing activities. Servicing activities including discounts on the sale of customer receivables resulted in income of $1 million for 2009 and expense of $2 million for 2008 and 2007.
Proceeds from customer loans sold through the financing program totaled $130 million for fiscal year 2009, $66 million for fiscal year 2008, and $305 million for fiscal year 2007. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. There were no loan balances outstanding as of Aug. 31, 2009. As of Aug. 31, 2008, the loan balance outstanding was $66 million. Loans are considered delinquent when payments are 31 days past due. If a customer failed to pay an obligation when due, Monsanto would incur a liability to perform under the first-loss guarantee. As of Aug. 31, 2009, there were no delinquent loans nor guarantee liabilities. Less than $1 million of loans sold through this financing program were delinquent as of Aug. 31, 2008, and Monsanto recorded its guarantee liability at less than $1 million, based on the company’s historical collection experience with these customers and a current assessment of credit exposure.
Monsanto has agreements with lenders to establish programs that provide financing of up to $300 million for selected customers in Brazil. These agreements qualify for sales treatment under SFAS 140. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Proceeds from the

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transfer of receivables through these programs totaled $197 million, $239 million and $139 million for fiscal years 2009, 2008 and 2007, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $6 million and $10 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $160 million as of Aug. 31, 2009. The loan balance outstanding for these programs was $160 million and $187 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. As of Aug. 31, 2009, $2 million of loans sold through these financing programs were delinquent, and no loans were delinquent as of Aug. 31, 2008.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, Monsanto has similar financing programs in Europe and Argentina. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $91 million, $146 million and $115 million for fiscal years 2009, 2008 and 2007, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $5 million and $11 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $44 million as of Aug. 31, 2009. The loan balance outstanding for these programs was $48 million and $92 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. There were no delinquent loans as of Aug. 31, 2009, or Aug. 31, 2008.
In August 2009, Monsanto entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million annually and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $319 million for fiscal year 2009. The agreement includes recourse provisions and thus a liability was established at the time of sale which approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $18 million as of Aug. 31, 2009. The outstanding balance of the receivables sold was $319 million as of Aug. 31, 2009. There were no delinquent accounts as of Aug. 31, 2009.
Monsanto sells accounts receivable, both with and without recourse, outside of the United States. These sales qualify for sales treatment under SFAS 140 and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $72 million, $48 million and $46 million for fiscal years 2009, 2008 and 2007, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Aug. 31, 2009, and Aug. 31, 2008. The maximum potential amount of future payments under the recourse provisions of the agreements was $51 million as of Aug. 31, 2009. The outstanding balance of the receivables sold was $57 million and $33 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. There were no delinquent loans as of Aug. 31, 2009, or Aug. 31, 2008.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. INVENTORY

Components of inventory are:

	As of Aug. 31,
(Dollars in millions)	2009	2008

Finished Goods	$1,362	$1,023
Goods In Process	1,340	1,267
Raw Materials and Supplies	417	358

Inventories at FIFO Cost	3,119	2,648
Excess of FIFO over LIFO Cost	(185)	(195)

Total	$2,934	$2,453

Monsanto uses commodity futures and options contracts to hedge the price volatility of certain commodities, primarily soybeans and corn. This hedging activity is intended to manage the price paid to production growers for corn and soybean seeds.
Inventory obsolescence reserves are utilized as valuation accounts and effectively establish a new cost basis. The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2007, 2008 and 2009.

(Dollars in millions)

Balance Sept. 1, 2006	$117
Additions — charged to expense	121
Deductions and other(1)	(69)

Balance Aug. 31, 2007	$169
Additions — charged to expense	135
Deductions and other(1)	(40)

Balance Aug. 31, 2008	$264
Additions — charged to expense	196
Deductions and other(1)	(123)

Balance Aug. 31, 2009	$337

(1)	Includes foreign currency translation adjustments.
As part of Monsanto’s 2009 Restructuring Plan, inventory impairment charges of $24 million were recorded in fiscal year 2009. See Note 5 — Restructuring — for additional information.
NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of Aug. 31,
(Dollars in millions)	2009	2008

Land and Improvements	$381	$353
Buildings and Improvements	1,524	1,275
Machinery and Equipment	4,119	3,704
Computer Software	479	446
Construction In Progress and Other	655	947

Total Property, Plant and Equipment	7,158	6,725
Less Accumulated Depreciation	(3,549)	(3,402)

Property, Plant and Equipment, Net	$3,609	$3,323

Gross assets acquired under capital leases of $35 million and $49 million are included primarily in machinery and equipment as of Aug. 31, 2009, and Aug. 31, 2008, respectively. See Note 14 — Debt and Other Credit Arrangements and Note 25 — Commitments and Contingencies — for related capital lease obligations.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As part of Monsanto’s 2009 Restructuring Plan, asset impairment charges of $35 million were recorded in fiscal year 2009. These impairment charges primarily related to buildings and improvements and machinery and equipment and the associated accumulated depreciation. See Note 5 — Restructuring — for additional information.
NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2009 and 2008 annual goodwill impairment tests were performed as of March 1, 2009 and 2008, and no indications of goodwill impairment existed as of either date. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2009.
Changes in the net carrying amount of goodwill for fiscal years 2008 and 2009, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Sept. 1, 2007	$2,559	$66	$2,625
Acquisition Activity (see Note 4)	512	—	512
Divested Dairy Business (see Note 29)	—	(4)	(4)
Foreign Currency Translation and Other	(1)	—	(1)

Balance as of Aug. 31, 2008	$3,070	$62	$3,132
Acquisition Activity (see Note 4)	110	—	110
Foreign Currency Translation and Other	(24)	—	(24)

Balance as of Aug. 31, 2009	$3,156	$62	$3,218

In fiscal year 2009, goodwill increased by $125 million related to 2009 acquisitions and $5 million related to the resolution of contingent considerations for 2007 acquisitions. These increases were offset by a decrease of $20 million related to the finalization of the purchase price allocations for 2008 acquisitions. In fiscal year 2008, goodwill increased by $17 million related to the finalization of the purchase price allocations for 2007 acquisitions, including the resolution of contingent consideration. See Note 4 — Business Combinations — for further information.
Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2009			As of Aug. 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,172	$(604)	$568	$1,174	$(578)	$596
Acquired Biotechnology Intellectual Property	829	(589)	240	847	(519)	328
Trademarks	345	(81)	264	398	(75)	323
Customer Relationships	317	(88)	229	305	(62)	243
Other	110	(40)	70	71	(30)	41

Total	$2,773	$(1,402)	$1,371	$2,795	$(1,264)	$1,531

Monsanto entered a license agreement in fiscal year 2006 with the Regents of the University of California to sell bovine somatotropin, which is used to improve dairy cow productivity, under the brand name Posilac®. This license agreement is part of the divested Dairy business, and therefore, as of Aug. 31, 2008, an intangible asset of $137 million related to this agreement was included in noncurrent assets of discontinued operations.
The decrease in intangibles as of Aug. 31, 2009, primarily resulted from restructuring described in Note 5 — Restructuring. These decreases were partially offset by acquisitions described in Note 4 — Business Combinations.
Total amortization expense of other intangible assets was $151 million in fiscal year 2009, $167 million in fiscal year 2008 and $150 million in fiscal year 2007.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount

2010	$154
2011	146
2012	127
2013	100
2014	87

NOTE 11. INVESTMENTS AND EQUITY AFFILIATES

Investments
There were no short-term investments as of Aug. 31, 2009. Other current assets as of Aug. 31, 2008, included $132 million of short-term investments of fixed-term deposits and commercial paper with original maturities of one year or less, stated at fair value.
During second quarter 2008, Monsanto received $38 million of Solutia common stock as part of the settlement of its claims against Solutia. During fourth quarter 2008, Monsanto sold the Solutia common stock and realized a loss of less than $1 million. See Note 27 — Other Income and Expense and Solutia-Related Items— for discussion of the gain recorded in conjunction with Solutia’s emergence from bankruptcy.
Long-Term Investments: In August 2009, Monsanto invested in a long-term equity security with a cost of $2 million, which is classified as available-for-sale. This investment is recorded in other assets in the Statement of Consolidated Financial Position at its fair value of $2 million.
In 2008, Monsanto invested in long-term equity securities with a cost of $33 million, which are classified as available-for-sale. As of Aug. 31, 2009, and Aug. 31, 2008, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at their fair value of $23 million. The sale of $16 million of these long-term equity securities was restricted through Oct. 31, 2008. Net unrealized losses (net of deferred taxes) of $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Aug. 31, 2009, and Aug. 31, 2008.
As of Aug. 31, 2007, there were no long-term equity securities classified as available-for-sale and no unrealized gains or losses on long-term investments. Monsanto realized gains of $11 million, net of $6 million tax expense, in 2007 as a result of a donation of equity securities.
Equity Affiliates
During second quarter 2008, Monsanto purchased a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Aug. 31, 2009, and Aug. 31, 2008, this investment is recorded in other assets in the Statements of Consolidated Financial Position at its carrying value of $60 million and $50 million, respectively. During fiscal year 2009, Monsanto purchased $330 million of inventory from the seed supplier and made sales of inventory to the seed supplier of $9 million. From the date of the investment through Aug. 31, 2008, Monsanto purchased $91 million of inventory from the seed supplier and sold $4 million of inventory to the seed supplier. As of Aug. 31, 2009, and Aug. 31, 2008, the amount payable to the seed supplier is $84 million and approximately $1 million, respectively, and is recorded in accounts payable in the Statements of Consolidated Financial Position. During 2009 and in the fourth quarter of 2008, Monsanto paid the seed supplier $5 million and $11 million for inventory that will be delivered in fiscal year 2010 and 2009, respectively.
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

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2008, Monsanto and Cargill signed an agreement to narrow the scope of the Renessen joint venture to focus solely on the Extrax™ project. Other projects that were formerly under the joint venture and related intellectual property were transferred to, and are now owned by, Monsanto or Cargill. Monsanto agreed to pay $20 million to Cargill to obtain full rights to intellectual property for products that Monsanto plans to develop and commercialize. These projects were discontinued and the related intangible asset was written off as a result of the restructuring described in Note 5 — Restructuring. As of Aug. 31, 2009, and Aug. 31, 2008, the amount payable to Cargill is less than $1 million and $10 million, respectively, and is recorded in short-term miscellaneous accruals in the Statements of Consolidated Financial Position.
During fiscal years 2009, 2008 and 2007, Monsanto performed R&D services for Renessen of $1 million, $5 million and $40 million, respectively, which were recovered at cost. The fair value of performing these services approximates the recovered costs. Monsanto’s investment in Renessen, including outstanding advances, was $1 million and $2 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. Equity affiliate expense from Renessen was $2 million in fiscal year 2009, $3 million in fiscal year 2008, and $36 million in fiscal year 2007, and represented substantially all of the equity affiliate expense.
NOTE 12. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement, which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $79 million related to this agreement was recorded in fiscal year 2009 and 2008. As of Aug. 31, 2009, and Aug. 31, 2008, the remaining receivable balance is $543 million and $629 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Aug. 31, 2009, and Aug. 31, 2008, the remaining deferred revenue balance is $476 million and $555 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $19 million and $22 million for the fiscal year ended Aug. 31, 2009, and Aug. 31, 2008, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Aug. 31, 2009, and Aug. 31, 2008, $70 million and $67 million, respectively, is included in long-term receivables and long-term deferred revenue in the Statements of Consolidated Financial Position related to the net present value of expected payments under this agreement. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and is $3 million and $1 million for the fiscal year ended Aug. 31, 2009, and Aug. 31, 2008, respectively.
NOTE 13. INCOME TAXES

The components of income from continuing operations before income taxes and minority interest were:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

United States	$2,182	$1,419	$666
Outside United States	785	1,507	662

Total	$2,967	$2,926	$1,328

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Current:
U.S. federal	$529	$527	$366
U.S. state	13	57	31
Outside United States	170	343	121

Total Current	712	927	518

Deferred:
U.S. federal	113	(51)	(113)
U.S. state	43	25	(11)
Outside United States	(23)	(2)	9

Total Deferred	133	(28)	(115)

Total	$845	$899	$403

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

U.S. Federal Statutory Rate	$1,038	$1,024	$465
U.S. R&D Tax Credit	(33)	(5)	(17)
U.S. Domestic Manufacturing Deduction	(45)	(13)	(10)
Lower Ex-U.S. Rates	(118)	(201)	(46)
State Income Taxes	69	49	21
Valuation Allowances	4	(41)	(33)
Acquired IPR&D	—	57	67
Adjustment for Uncertain Tax Benefits	(16)	40	(38)
Other	(54)	(11)	(6)

Income Tax Provision	$845	$899	$403

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2009	2008

Net Operating Loss and Other Carryforwards	$689	$731
Employee Fringe Benefits	424	376
Intangibles	187	144
Restructuring and Impairment Reserves	187	81
Allowance for Doubtful Accounts	73	99
Inventories	168	140
Environmental and Litigation Reserves	89	72
Other	320	300
Valuation Allowance	(38)	(36)

Total Deferred Tax Assets	$2,099	$1,907

Property, Plant and Equipment	$375	$251
Intangibles	459	500
Other	39	50

Total Deferred Tax Liabilities	$873	$801

Net Deferred Tax Assets	$1,226	$1,106

As of Aug. 31, 2009, Monsanto had available approximately $900 million in net operating loss carryforwards (NOLs), most of which related to Brazilian operations, which have an indefinite carryforward period. Monsanto also had available approximately $270 million of U.S. foreign tax credit carryforwards, which expire from 2014 through 2018. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31, 2009, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil and the United States. As of Aug. 31, 2005, management had recorded a valuation allowance of $103 million related to Argentine NOLs. Monsanto Argentina generated taxable income in its 2007 and 2006 tax years

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(calendar 2007 and 2006) and, accordingly, management reversed $33 million and $15 million of the valuation allowance as a favorable adjustment to the 2007 and 2006 tax provision, respectively. Also, during 2007 and 2006, the valuation allowance changed slightly because of foreign currency fluctuations. At the beginning of fiscal 2008, Argentina had a valuation allowance of $43 million for the deferred tax assets related to NOLs. However, based on improvements in Monsanto Argentina’s operations and improvements in Argentina’s overall economy, and in particular the agricultural sector, management believed it was more likely than not that such deferred tax assets would be realized. Accordingly, the previously recorded $43 million valuation allowance was reversed in the third quarter of fiscal 2008. As of Aug. 31, 2009, Monsanto continues to conclude that it is more likely than not that it will realize its deferred tax assets in Argentina that are not related to the NOLs noted above through future projected taxable income.
Income taxes and remittance taxes have not been recorded on approximately $3.4 billion of undistributed earnings of foreign operations of Monsanto, either because any taxes on dividends would be substantially offset by foreign tax credits, or because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal year 2009, Monsanto recorded a favorable adjustment to the income tax reserve as a result of the conclusion of an IRS audit for tax years 2005 and 2006, ex-U.S. audits and the resolution of various state income tax matters. During fiscal year 2007, Monsanto recorded a favorable adjustment to the income tax reserve as a result of the conclusion of an IRS audit for tax years 2003 and 2004, an ex-U.S. audit and the resolution of various state income tax matters.
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
As of Aug. 31, 2009, Monsanto had total unrecognized tax benefits of $358 million, of which $279 million would favorably impact the effective tax rate if recognized. As of Aug. 31, 2008, Monsanto had total unrecognized tax benefits of $434 million, of which $264 million would favorably impact the effective tax rate if recognized.
Accrued interest and penalties included in the Statements of Consolidated Financial Position were $42 million and $79 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the 12 months ended Aug. 31, 2009, we recognized a benefit of $32 million in the income tax provision for interest and penalties. For the 12 months ended Aug. 31, 2008, we recognized $19 million of income tax expense for interest and penalties.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)

Balance Sept. 1, 2007	$256
Increases for prior year tax positions	67
Decreases for prior year tax positions	(5)
Increases for current year tax positions	120
Settlements	(7)
Lapse of statute of limitations	(1)
Foreign currency translation	4

Balance Aug. 31, 2008	$434
Increases for prior year tax positions	23
Decreases for prior year tax positions	(27)
Increases for current year tax positions	59
Settlements	(117)
Lapse of statute of limitations	(4)
Foreign currency translation	(10)

Balance Aug. 31, 2009	$358

Monsanto operates in various countries throughout the world and, as a result, files income tax returns in numerous jurisdictions. These tax returns are subject to examination by various federal, state and local tax authorities. For Monsanto’s major tax jurisdictions, the tax years that remain subject to examination are shown below:

Jurisdiction	Tax Years

Argentina	2000—2009
U.S. state and local income taxes	2000—2009
Brazil	2004—2009
U.S. federal income tax	2007—2009

If our assessment of unrecognized tax benefits is not representative of actual outcomes, our financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires. Management estimates that it is reasonably possible that the total amount of uncertain tax benefits could decrease by as much as $185 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions involving issues common to large multinational corporations, and the lapsing of the statute of limitations in multiple jurisdictions.
NOTE 14. DEBT AND OTHER CREDIT ARRANGEMENTS

Effective Feb. 28, 2007, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. The agreement also provides for European euro denominated loans, letters of credit, and swingline borrowings, and allows certain designated subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2009, Monsanto was in compliance with all financial debt covenants, and there were no outstanding borrowings under this credit facility.
Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2009	2008

Current Maturities of Long-Term Debt	$31	$13
Notes Payable to Banks	48	11

Total Short-Term Debt	$79	$24

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the total short-term debt was $79 million and $24 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively. The weighted average interest rate on notes payable to banks was 10.4% and 9.2% as of Aug. 31, 2009, and Aug. 31, 2008, respectively.
In May 2003, Monsanto issued $250 million of 4% Senior Notes under the 2002 shelf registration, which were repaid on May 15, 2008.
As of Aug. 31, 2009, the company did not have any outstanding commercial paper, but it had several short-term borrowings to support ex-U.S. operations, which had weighted-average interest rates as indicated above. Certain of these bank loans also act to limit exposure to changes in foreign-currency exchange rates.
Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2009	2008

7 3/8% Senior Notes, Due 2012(1)	$485	$484
5 1/2% Senior Notes, Due 2035(1)	394	394
5 1/8% Senior Notes, Due 2018(1)	299	299
5 1/2% Senior Notes, Due 2025(1)	271	268
5 7/8% Senior Notes, Due 2038(1)	246	246
Euro-Denominated Debt, Due 2013	—	65
Other (including Capital Leases)	29	36

Total Long-Term Debt	$1,724	$1,792

(1)	Amounts are net of unamortized discounts. For the 5 1/2% Senior Notes due 2025, amount is also net of the unamortized premium of $42 million and $45 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively.
The fair value of the total long-term debt was $1,863 million and $1,751 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively.
In 2002, Monsanto filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration) and issued $800 million in 7 3/8% Senior Notes. As of Aug. 31, 2009, $485 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see discussion below regarding a debt exchange for $314 million of the 7 3/8% Senior Notes).
In May 2005, Monsanto filed a new shelf registration with the SEC (2005 shelf registration) that allowed the company to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million remaining available under the May 2002 shelf registration statement). In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes under the 2005 shelf registration, which are due on July 15, 2035 (5 1/2% 2035 Senior Notes). In April 2008, Monsanto issued $300 million of 5 1/8% Senior Notes under the 2005 shelf registration, which are due on April 15, 2018 (5 1/8% 2018 Senior Notes). The net proceeds from the issuance of the 5 1/8% 2018 Senior Notes were used to finance the expansion of corn seed production facilities. Also in April 2008, Monsanto issued $250 million of 5 7/8% Senior Notes under the 2005 shelf registration, which are due on April 15, 2038 (5 7/8% 2038 Senior Notes). The net proceeds from the sale of the 5 7/8% 2038 Senior Notes were used to repay $238 million of 4% Senior Notes that were due on May 15, 2008. The 2005 shelf registration expired in December 2008.
In October 2008, Monsanto filed a new shelf registration with the SEC (2008 shelf registration) that allows the company to issue an unlimited capacity of debt, equity and hybrid offerings. The 2008 shelf registration will expire on Oct. 31, 2011.
Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $485 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized gains net of tax of $9 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Aug. 31, 2009. These swaps are accounted for under SFAS 133.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2007, the company entered into forward-starting interest rate swaps, and the swaps were terminated in April 2008 at the time of issuance of the 5 1/8% 2018 Senior Notes and the 5 7/8% 2038 Senior Notes. For a more complete discussion of the forward-starting interest rate swaps, see Note 16 — Financial Instruments.
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
In June 2008, Monsanto assumed long-term debt as part of the De Ruiter acquisition. See Note 4 — Business Combinations — for additional discussion of the De Ruiter acquisition. The assumed debt was denominated in European euros and was due on Sept. 25, 2012. The interest rate was a variable rate based on the Euribor. As of Aug. 31, 2009, the debt assumed as a part of the acquisition had been settled.
The information regarding interest expense below reflects Monsanto’s interest expense on debt and amortization of debt issuance costs:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Interest Cost Incurred	$163	$132	$150
Less: Capitalized on Construction	(34)	(22)	(14)

Interest Expense	$129	$110	$136

NOTE 15. FAIR VALUE MEASUREMENTS

Effective Sept. 1, 2008, Monsanto adopted SFAS 157, FSP SFAS 157-2 and FSP SFAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active. SFAS 157 provides a framework for measuring fair value. SFAS 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. Monsanto did not have any deferred gains or losses at inception of derivative contracts, and therefore, no adjustment to opening retained earnings was made upon adoption of SFAS 157.
Monsanto determines the fair market values of its derivative contracts and certain other assets based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy contains three levels as follows, with Level 3 representing the lowest level of input:
     Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table sets forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Aug. 31, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Aug. 31, 2009, Using
				Amount Reported in
				Statement
	Quoted Prices in Active	Significant Other		of Consolidated
	Markets for Identical Items	Observable Inputs	Cash Collateral	Financial Position as of
(Dollars in millions)	(Level 1)	(Level 2)	Offset(1)	Aug. 31, 2009

Assets at Fair Value:
Cash Equivalents	$1,548	$—	$—	$1,548
Equity Securities	25	—	—	25
Derivative Assets Related to:
Foreign Currency	—	34	—	34
Interest Rates	—	14	—	14
Commodities	2	—	(2)	—

Total Assets at Fair Value	$1,575	$48	$(2)	$1,621

Liabilities at Fair Value:
Derivative Liabilities Related to:
Foreign Currency	—	37	—	37
Commodities	93	31	(93)	31

Total Liabilities at Fair Value	$93	$68	$(93)	$68

(1)	As allowed by FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
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
Equity securities: Monsanto’s equity securities are classified as available-for-sale and are included in other assets on the Statements of Consolidated Financial Position. They are measured at fair value using quoted market prices and are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available.
Foreign currency hedges: Monsanto manages its foreign currency risk with foreign currency derivatives, primarily forward foreign exchange contracts and foreign currency options. Foreign currency derivative values are classified as Level 2, and are calculated using pricing components (e.g., exchange rates, forward rates, interest rates and options volatilities) obtained from third-party pricing sources that report the trading of these components in active markets. The calculated valuations are adjusted for credit risk. The foreign currency derivative assets are included in miscellaneous receivables or other assets, and foreign currency derivative liabilities are included in miscellaneous short-term accruals on the Statements of Consolidated Financial Position.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest rate swaps: In third quarter 2009, Monsanto entered into forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on an expected debt issuance. These swaps are held with banks and will be settled based on broker-quoted prices based on observable market data, adjusted for credit risk, and therefore are classified as Level 2 fair value measurements. The interest rate derivative assets are included in other assets on the Statements of Consolidated Financial Position.
Commodity hedges: Monsanto’s commodity contracts relate to corn, soybeans, natural gas and diesel. The commodity derivative instruments that the company currently uses are futures and swaps. The corn and soybean instruments are traded on the Chicago Board of Trade (CBOT). The CBOT is an active market with quoted prices, and therefore these instruments are classified as Level 1. The natural gas and diesel contracts settle based on quoted prices from the New York Mercantile Exchange and the Energy Information Administration, respectively, but are held with various banks, not directly with the exchanges. As a result, the natural gas and diesel swaps are classified as Level 2 fair value measurements and the fair values are adjusted for credit risk.
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
NOTE 16. FINANCIAL INSTRUMENTS

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
Cash Flow Hedges
The company uses foreign-currency options and foreign-currency forward contracts as hedges of anticipated sales or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 24 months for foreign-currency hedges, 56 months for commodity hedges and 36 months for interest rate

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

hedges. During the next 12 months, a pretax net loss of approximately $68 million will be reclassified from other comprehensive income into earnings. No cash flow hedges were discontinued during the fiscal years 2009, 2008 or 2007.
Fair-Value Hedges
The company uses commodity futures and options contracts as fair-value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as a fair-value hedge, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with SFAS 133 and SFAS 149, had an immaterial effect on earnings in fiscal years 2009, 2008 and 2007. No fair-value hedges were discontinued during fiscal years 2009, 2008 or 2007.
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
Derivatives Not Designated as Hedging Instruments
The company uses foreign-currency contracts to hedge the effects of fluctuations in exchange rates on foreign-currency-denominated third-party and intercompany receivables and payables. Both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The company uses commodity option contracts to hedge anticipated cash payments to corn growers in Mexico and Brazil, which can fluctuate based on changes in corn price. Because these option contracts do not meet the provisions specified by SFAS 133, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2009, and Aug. 31, 2008, were as follows:

	As of Aug. 31,
(Dollars in millions)	2009	2008

Derivatives Designated as Hedges:
Foreign Exchange Contracts	$718	$1,244
Commodity Contracts	716	471
Interest Rate Contracts	250	—

Total Derivatives Designated as Hedges	$1,684	$1,715

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	$1,391	$999
Commodity Contracts	1	229

Total Derivatives Not Designated as Hedges	$1,392	$1,228

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the company’s derivative instruments outstanding as of Aug. 31, 2009, and Aug. 31, 2008, were as follows:

	Balance Sheet Location	Fair Value(1) as of Aug. 31,

(Dollars in millions)		2009	2008

Asset Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	$14	$32
Foreign Exchange Contracts	Other assets	13	—
Commodity Contracts	Other current assets(2)	1	17
Commodity Contracts	Other assets(2)	1	5
Interest Rate Contracts	Other assets	14	—

Total Derivatives Designated as Hedges		43	54

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	7	4

Total Derivatives Not Designated as Hedges		7	4

Total Asset Derivatives		$50	$58

Liability Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	$10	$15
Commodity Contracts	Other current assets(2)	85	3
Commodity Contracts	Other assets(2)	7	2
Commodity Contracts	Miscellaneous short-term accruals	19	6
Commodity Contracts	Other liabilities	12	1

Total Derivatives Designated as Hedges		133	27

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	27	7
Commodity Contracts	Other current assets(2)	1	4

Total Derivatives Not Designated as Hedges		28	11

Total Liability Derivatives		$161	$38

(1)	The carrying values of Monsanto’s derivative instruments approximate fair value.

(2)	As allowed by FSP FIN 39-1, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Statement of Consolidated Financial Position. See Note 15 — Fair Value Measurements — for a reconciliation to amounts reported in the Statement of Consolidated Financial Position as of Aug. 31, 2009.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1)
	(Effective Portion)			Amount of Gain (Loss) Recognized in Income(2)(3)
	Year Ended Aug. 31,			Year Ended Aug. 31,			Income Statement
(Dollars in millions)	2009	2008	2007	2009	2008	2007	Classification

Derivatives Designated as Hedges:
Fair-Value Hedges:
Commodity Contracts(4)				$(9)	(17)	$(4)	Cost of goods sold
Cash Flow Hedges:
Foreign Exchange Contracts	$34	$2	$(2)	35	(15)	—	Net sales
Foreign Exchange Contracts	40	(4)	(5)	32	(18)	(8)	Cost of goods sold
Commodity Contracts	(243)	133	(2)	23	39	(21)	Cost of goods sold
Interest Rate Contracts	14	(47)	—	(6)	(4)	(3)	Interest expense
Net Investment Hedges:
Foreign Exchange Contracts	21	(127)	(23)	—	—	—	N/A(5)

Total Derivatives Designated as Hedges	(134)	(43)	(32)	75	(15)	(36)

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts(6)				(140)	71	8	Other expense, net
Commodity Contracts				14	(1)	(3)	Cost of goods sold

Total Derivatives Not Designated as Hedges				(126)	70	5

Total Derivatives	$(134)	$(43)	$(32)	$(51)	$55	$(31)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under SFAS 133, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a loss from ineffectiveness of $3 million for fiscal year 2009, a gain from ineffectiveness of $3 million for fiscal year 2008, and a loss of $1 million for fiscal year 2007. No gains or losses were excluded from the assessment of hedge effectiveness during fiscal years 2009, 2008 or 2007.

(4)	Loss on commodity fair value hedges is offset by a gain on the underlying hedged inventory of $8 million, $15 million and $3 million for fiscal years 2009, 2008 and 2007, respectively. A loss from ineffectiveness of $1 million, $2 million and less than $1 million in fiscal years 2009, 2008 and 2007, respectively, was included in cost of goods sold.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction gain of $25 million in fiscal year 2009, and a foreign currency transaction loss of $76 million and $22 million in fiscal years 2008 and 2007, respectively.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position on Aug. 31, 2009, is $43 million, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Aug. 31, 2009, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to relatively few large wholesale customers. The company’s agricultural

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Monsanto regularly evaluates its business practices to minimize its credit risk. During fiscal years 2009 and 2008, the company engaged multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 7 — Customer Financing Programs.
NOTE 17. POSTRETIREMENT BENEFITS — PENSIONS

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
Components of Net Periodic Benefit Cost
Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $80 million, $68 million and $62 million in fiscal years 2009, 2008 and 2007, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31,			Year Ended Aug. 31,			Year Ended Aug. 31,
	2009			2008			2007
		Outside			Outside			Outside
(Dollars in millions)	U.S.	the U.S.	Total	U.S.	the U.S.	Total	U.S.	the U.S.	Total

Service Cost for Benefits Earned During the Year	$45	$7	$52	$39	$6	$45	$34	$6	$40
Interest Cost on Benefit Obligation	100	15	115	94	15	109	89	11	100
Assumed Return on Plan Assets	(109)	(17)	(126)	(108)	(18)	(126)	(104)	(15)	(119)
Amortization of Unrecognized Amounts	35	3	38	37	3	40	38	3	41
SFAS 88 Settlement Charge (1)	—	1	1	—	—	—	—	—	—

Total Net Periodic Benefit Cost	$71	$9	$80	$62	$6	$68	$57	$5	$62

(1)	SFAS 88 refers to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.
The other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended Aug. 31, 2009, were:

(Dollars in millions)	U.S.	Outside the U.S.	Total

Current Year Actuarial Loss	$354	$14	$368
Recognition of Actuarial (Loss)	(32)	(4)	(36)
Amortization of Prior Service Credit (Cost)	(3)	1	(2)

Total Recognized in Other Comprehensive Income	$319	$11	$330

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
	2009		2008		2007
	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.

Discount Rate	6.50%	5.84%	6.05%	5.48%	5.90%	4.96%
Assumed Long-Term Rate of Return on Assets	8.00%	7.09%	8.25%	7.05%	8.50%	7.18%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	4.25%	4.14%	4.30%	3.28%	4.00%	3.54%

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status
Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2009, and
Aug. 31, 2008, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,569	$1,587	$309	$264	$1,878	$1,851
Service cost	45	39	7	6	52	45
Interest cost	100	94	15	15	115	109
Plan participants’ contributions	—	—	1	2	1	2
Actuarial (gain) loss	145	(13)	6	25	151	12
Benefits paid	(115)	(137)	(16)	(16)	(131)	(153)
Settlements	—	(1)	(2)	—	(2)	(1)
Plan amendments	—	—	—	(2)	—	(2)
Currency loss	—	—	(13)	15	(13)	15

Benefit Obligation at End of Period	$1,744	$1,569	$307	$309	$2,051	$1,878

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,319	$1,398	$241	$233	$1,560	$1,631
Actual (loss) gain on plan assets	(99)	(68)	4	(19)	(95)	(87)
Employer contribution(1)	176	127	11	21	187	148
Plan participants’ contributions	—	—	2	2	2	2
Fair value of benefits paid(1)	(115)	(138)	(16)	(16)	(131)	(154)
Currency (loss) gain	—	—	(10)	20	(10)	20
Other	—	—	3	—	3	—

Plan Assets at End of Period	$1,281	$1,319	$235	$241	$1,516	$1,560

Net Amount Recognized	$463	$250	$72	$68	$535	$318

(1)	Employer contributions and benefits paid include $7 million paid from employer assets for unfunded plans in each of fiscal years 2009 and 2008.
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2009, and Aug. 31, 2008, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2009	2008	2009	2008

Discount Rate	5.30%	6.50%	5.54%	5.76%
Rate of Compensation Increase	2.45%	4.25%	4.04%	4.11%

Fiscal year 2010 pension expense, which will be determined using assumptions as of Aug. 31, 2009, is expected to increase compared with fiscal year 2009 expense. The company decreased its discount rate assumption as of Aug. 31, 2009, to reflect current economic conditions of market interest rates.
The U.S. accumulated benefit obligation (ABO) was $1.7 billion and $1.5 billion as of Aug. 31, 2009, and Aug. 31, 2008, respectively. The ABO for plans outside of the United States was $244 million and $240 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively.
The projected benefit obligation (PBO), ABO, and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2009, and Aug. 31, 2008, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2009	2008	2009	2008	2009	2008

PBO	$1,744	$1,569	$260	$260	$2,004	$1,829
ABO	1,683	1,496	230	230	1,913	1,726
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	1,281	1,319	206	214	1,487	1,533

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2009, and Aug. 31, 2008, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2009	2008	2009	2008	2009	2008

PBO	$1,744	$1,569	$165	$128	$1,909	$1,697
ABO	1,683	1,496	142	114	1,825	1,610
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	1,281	1,319	113	84	1,394	1,403

As of Aug. 31, 2009, and Aug. 31, 2008, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:
Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2009	2008	2009	2008	2009	2008

Miscellaneous Short-Term Accruals	$4	$5	$8	$7	$12	$12
Postretirement Liabilities	459	245	75	72	534	317
Other Assets	—	—	(11)	(11)	(11)	(11)

Net Liability Recognized	$463	$250	$72	$68	$535	$318

As of Aug. 31, 2007, Monsanto adopted SFAS 158, which requires employers to recognize the underfunded or overfunded status of a pension plan as an asset or liability and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of shareowners’ equity. As a result of the implementation of SFAS 158, Monsanto recognized an aftertax increase in accumulated other comprehensive loss of $44 million. Monsanto also follows SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87). In accordance with SFAS 87, Monsanto recorded an additional minimum pension liability adjustment during fiscal year 2007.
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2009	2008	2009	2008	2009	2008

Net Loss	$775	$454	$64	$54	$839	$508
Prior Service Cost (Credit)	6	8	(2)	(3)	4	5

Total	$781	$462	$62	$51	$843	$513

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $55 million and $2 million, respectively.
Plan Assets
U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2009, and Aug. 31, 2008, and the target allocation range for fiscal year 2010, by asset category, follow. The fair value of assets for these plans was $1.3 billion as of Aug. 31, 2009, and Aug. 31, 2008.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,
Asset Category	2010	2009	2008

Equity Securities	60—70%	59.5%	61.8%
Debt Securities	25—35%	28.3%	31.8%
Real Estate	2—8%	3.3%	4.5%
Other	0—3%	8.9%	1.9%

Total		100.0%	100.0%

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The expected long-term rate of return on these plan assets was 8.0 percent in fiscal year 2009, 8.25 percent in fiscal year 2008, and 8.50 percent in fiscal year 2007. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.
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
Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of
Aug. 31, 2009, and Aug. 31, 2008, and the weighted-average target allocation for fiscal year 2010, by asset category, follow. The fair value of plan assets for these plans was $235 million and $241 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively.

	Target	Percentage of Plan Assets
	Allocation(1)	As of Aug. 31,
Asset Category	2010	2009	2008

Equity Securities	35%	32.9%	37.6%
Debt Securities	56%	59.6%	52.5%
Other	9%	7.5%	9.9%

Total		100.0%	100.0%

(1)	Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2010 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.
The weighted-average expected long-term rate of return on the plans’ assets was 7.1 percent in fiscal years 2009 and 2008 and 7.2 percent in fiscal year 2007. See the discussion in the U.S. Plans section of this note related to the determination of the expected long-term rate of return on plan assets.
Expected Cash Flows
Information about the expected cash flows for the pension plans follows:

		Outside
(Dollars in millions)	U.S.	the U.S.

Employer Contributions 2010	$110	$22
Benefit Payments
2010	151	22
2011	146	19
2012	149	16
2013	150	17
2014	152	21
2015-2019	769	106

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The company may contribute additional amounts to the plan depending on the level of future contributions required.
NOTE 18. POSTRETIREMENT BENEFITS — HEALTH CARE AND OTHER POSTEMPLOYMENT BENEFITS

Monsanto-Sponsored Plans
Substantially all regular full-time U.S. employees hired prior to May 1, 2002, and certain employees in other countries become eligible for company-subsidized postretirement health care benefits if they reach retirement age while employed by Monsanto and have the requisite service history. Employees who retired from Monsanto prior to Jan. 1, 2003, were eligible for retiree life insurance benefits. These postretirement benefits are unfunded and are generally based on the employees’ years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2009, 2008 and 2007, were $14 million, $30 million and $18 million, respectively.
The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Service Cost for Benefits Earned During the Year	$11	$12	$11
Interest Cost on Benefit Obligation	17	17	17
Amortization of Unrecognized Net (Gain) Loss	(14)	(3)	(10)
SFAS 88 Settlement Charge	—	4	—

Total	$14	$30	$18

The other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended Aug. 31, 2009 were:

(Dollars in millions)	Total

Net Gain	$(17)
Amortization of Prior Service Cost	1
Amortization of Loss	13

Total Recognized in Other Comprehensive Income	$(3)

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2009	2008	2007

Discount Rate	6.50%	6.05%	5.90%
Initial Trend Rate for Health Care Costs	6.50%	7.00%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%

A 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. This assumption is consistent with the plans’ recent experience and expectations of future growth. It is assumed that the rate will decrease gradually to 5 percent for 2012 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on Total of Service and Interest Cost	$1	$(1)

Effect on Postretirement Benefit Obligation	$1	$(1)

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008

Change in Benefit Obligation:
Benefit obligation at beginning of period	$261	$279
Service cost	11	12
Interest cost	17	17
Actuarial gain	(18)	(21)
Plan participant contributions	3	2
Medicare Part D subsidy receipts	1	2
Benefits paid(1)	(27)	(30)

Benefit Obligation at End of Period	$248	$261

(1)	Benefits paid under the other postretirement benefit plans include $27 million and $30 million from employer assets in fiscal years 2009 and 2008, respectively.
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2009, and Aug. 31, 2008, were as follows:

	Year Ended Aug. 31,
	2009	2008

Discount Rate Postretirement(1)	5.30%	6.50%
Discount Rate Postemployment(1)	3.50%	6.50%
Initial Trend Rate for Health Care Costs(2)	6.00%	6.50%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	In past years, the same discount rate has been used for both postretirement and postemployment. Effective for fiscal year 2009, a discount rate of 5.30% was used for postretirement and a risk free discount rate of 3.50% for postemployment.

(2)	As of Aug. 31, 2009, this rate is assumed to decrease gradually to 5 percent for 2012 and remain at that level thereafter.
As of Aug. 31, 2009, and Aug. 31, 2008, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2009	2008

Miscellaneous Short-Term Accruals	$26	$26
Postretirement Liabilities	222	235

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008

Net Gain	$31	$27
Prior Service Credit	5	6

Total	$36	$33

The estimated net gain and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $10 million and $1 million, respectively.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows
Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2010	$26
Benefit Payments(1)
2010	26
2011	27
2012	27
2013	27
2014	26
2015-2019	114

(1)	Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which are estimated to be $2 million to $3 million annually from 2010 through 2014, and $11 million for the period 2015 through 2019.
Expected contributions include other postretirement benefits of $26 million to be paid from employer assets in 2010. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.
Other Sponsored Plans
Other plans are offered to certain eligible employees. There is an accrual of $37 million and $39 million as of Aug. 31, 2009, and Aug. 31, 2008, respectively, in the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated their employment.
NOTE 19. EMPLOYEE SAVINGS PLANS

Monsanto-Sponsored Plans
The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to 25 percent of an employee’s eligible pay. Monsanto matches employee contributions to the plan with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). The Monsanto ESOP is leveraged by debt due to Monsanto. The debt, which was $5.8 million as of Aug. 31, 2009, is repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. The Monsanto ESOP debt was restructured in December 2004 to level out the future allocation of stock in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, including the increased diversification rights that were provided to certain participants, was completed in accordance with the best interests of plan participants. As a result of these enhancements related to the 2004 restructuring, a liability of $47 million and $44 million was included in other liabilities in the Statements of Consolidated Financial Position as of Aug. 31, 2009, and Aug. 31, 2008, respectively, to reflect the 2004 ESOP enhancements.
The Monsanto ESOP debt was again restructured in November 2008. The terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was in the best

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interests of participants in the plan’s ESOP component. As a result of these enhancements related to the 2008 ESOP restructuring, Monsanto committed to funding an additional $8 million to the plan, above the number of shares currently scheduled for release under the restructured debt schedule. Pursuant to the agreement, a $4 million Special Allocation was allocated proportionately to eligible participants in May 2009 and funded using plan forfeitures and dividends on Monsanto common stock held in the ESOP suspense account. As of Aug. 31, 2009, a liability of $5 million was included in other liabilities in the Statements of Consolidated Financial Position to reflect the 2008 ESOP enhancements.
As of Aug. 31, 2009, the Monsanto ESOP held 8.6 million shares of Monsanto common stock (allocated and unallocated). The unallocated shares of Monsanto common stock held by the ESOP are allocated each year to employee savings accounts as matching contributions in accordance with the terms of the Monsanto SIP. During fiscal year 2009, 0.9 million Monsanto shares were allocated specifically to Monsanto participants, leaving 2.0 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2009.
Contributions to the plan, representing compensation expense, are made annually in amounts sufficient to fund ESOP debt repayment. Monsanto contributed $4 million, less than $1 million and $2 million to the plan in 2009, 2008 and 2007, respectively. Dividends paid on the shares held by the Monsanto ESOP were $9 million in 2009, $7 million in 2008 and $5 million in 2007. These dividends were greater than the cost of the shares allocated to the participants and the Monsanto contributions resulting in total ESOP expense of less than $1 million in 2009, 2008 and 2007.
Other Sponsored Plans
Seminis maintained a qualified company-sponsored defined contribution savings plan covering eligible employees. Effective Jan. 1, 2006, this plan was frozen. Effective Jan. 1, 2006, Seminis employees became eligible to participate in the Monsanto SIP. The assets of the Seminis Vegetable Seeds Retirement Plan that had been allocated to the participants were transferred to the Monsanto SIP on Dec. 8, 2008.
NOTE 20. STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense of $131 million, $90 million and $73 million was recognized under SFAS 123R in fiscal years 2009, 2008 and 2007, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $7 million, $5 million, and $3 million as of Aug. 31, 2009, Aug. 31, 2008 and Aug. 31, 2007. SFAS 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. The excess tax benefits were recorded as an increase to additional paid-in capital. The following table shows the components of stock-based compensation in the Statements of Consolidated Operations and Statements of Consolidated Cash Flows.

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2009	2008	2007

Cost of Goods Sold	$(21)	$(9)	$(7)
Selling, General and Administrative Expenses	(72)	(63)	(52)
Research and Development Expenses	(23)	(18)	(14)
Restructuring Charges	(15)	—	—

Total stock-based compensation expense included in operating expenses	(131)	(90)	(73)

Loss from Continuing Operations Before Income Taxes	(131)	(90)	(73)
Income Tax Benefit	45	32	26

Net Loss	$(86)	$(58)	$(47)

Basic Loss per Share	$(0.16)	$(0.11)	$(0.09)
Diluted Loss per Share	$(0.16)	$(0.10)	$(0.09)

Net Cash Required by Operating Activities	$(35)	$(198)	$(83)
Net Cash Provided by Financing Activities	$35	$198	$83

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Descriptions: Share-based awards are designed to reward employees for their long-term contributions to the company and to provide incentives for them to remain with the company. Monsanto issues stock option awards, time-based restricted stock, restricted stock units and restricted stock units with performance conditions under three stock plans. Under the Monsanto Company Long-Term Incentive Plan, as amended (LTIP), the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 78.5 million shares of Monsanto common stock. Other employees may be granted options under the Monsanto Company Broad-Based Stock Option Plan (Broad-Based Plan), which permits the granting of a maximum of 5.4 million shares of Monsanto common stock to employees other than officers and other employees subject to special reporting requirements. In January 2005, shareowners approved the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP), under which the company may grant awards to key officers, directors and employees of Monsanto, including stock options, of up to 24.0 million shares of Monsanto common stock. Under the LTIP and the 2005 LTIP, the option exercise price equals the fair value of the common stock on the date of grant.
The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the board of directors. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock or restricted stock units generally vest at the end of a three-year or five-year service period as specified in the terms and conditions of the grant, as approved by the Chairperson of the People and Compensation Committee of the board of directors. Restricted stock and restricted stock units represent the right to receive a number of shares of stock dependent upon vesting requirements. Vesting is subject to the terms and conditions of the grant, which generally require the employees’ continued employment during the designated service period and may also be subject to Monsanto’s attainment of specified performance criteria during the designated performance period. Shares related to restricted stock and restricted stock units are released to employees upon satisfaction of all vesting requirements. During fiscal years 2009 and 2008, Monsanto issued 200,060 and 874,900 restricted stock units, respectively, to certain Monsanto employees under a one-time, broad-based award, as approved by the People and Compensation Committee of the board of directors. Compensation expense for stock options, restricted stock and restricted stock units is measured at fair value on the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award.
Certain Monsanto employees outside the United States may receive stock appreciation rights or cash settled restricted stock units as part of Monsanto’s stock compensation plans. In addition, certain employees on international assignment may receive phantom stock awards that are based on the value of the company’s stock, but paid in cash upon the occurrence of certain events. Stock appreciation rights entitle employees to receive a cash amount determined by the appreciation in the fair value of the company’s common stock between the grant date of the award and the date of exercise. Cash settled restricted stock units and phantom stock awards entitle employees to receive a cash amount determined by the fair value of the company’s common stock on the vesting date. As of Aug. 31, 2009, the fair value of stock appreciation rights, restricted stock units and phantom stock accounted for as liability awards was $1 million, less than $1 million and $2 million, respectively. The fair value is remeasured at the end of each reporting period until exercised, and compensation expense is recognized over the requisite service period in accordance with SFAS 123R. Share-based liabilities paid related to stock appreciation rights was less than $1 million in fiscal years 2009, 2008 and 2007. Additionally, $1 million was paid related to phantom stock in fiscal years 2009, 2008 and 2007.
Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each nonemployee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted common stock, deferred common stock, current cash and/or deferred cash. The Director Plan also provides that a nonemployee director will receive a one-time restricted stock grant upon becoming a member of Monsanto’s board of directors which is equivalent to the annual retainer divided by the closing stock price on the service commencement date. The restricted stock grant will vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are automatically granted under the LTIP as provided for in the Director Plan. The grant date fair value of awards outstanding under the Director Plan was $12 million as of Aug. 31, 2009. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award. There were no share-based liabilities paid under the Director Plan in 2009, 2008 or 2007. Additionally, 278,223 shares of directors’ deferred stock related to grants and dividend equivalents received in prior years were vested and outstanding at Aug. 31, 2009.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2006, through Aug. 31, 2009, follows:

		Outstanding
		Weighted-Average
	Options	Exercise Price

Balance Outstanding Sept. 1, 2006	25,442,776	$18.01
Granted	4,326,010	44.35
Exercised	(5,623,543)	14.90
Forfeited	(343,749)	36.46

Balance Outstanding Aug. 31, 2007	23,801,494	23.27
Granted	2,500,920	87.96
Exercised	(6,190,876)	18.28
Forfeited	(201,162)	68.00

Balance Outstanding Aug. 31, 2008	19,910,376	32.49
Granted	2,852,030	88.96
Exercised	(1,821,983)	21.37
Forfeited	(187,919)	82.39

Balance Outstanding Aug. 31, 2009	20,752,504	$40.78

Monsanto stock options outstanding as of Aug. 31, 2009, are summarized as follows:

	Options Outstanding				Options Exercisable
				Aggregate		Weighted-		Aggregate
		Weighted-Average		Intrinsic		Average		Intrinsic
		Remaining	Weighted-	Value(1)		Remaining	Weighted-	Value(1)
Range of		Contractual Life	Average	(dollars in		Contractual Life	Average	(dollars in
Exercise Price	Options	(Years)	Exercise Price	millions)	Options	(Years)	Exercise Price	millions)

$7.32 - $10.00	3,028,875	2.80	$8.72	$228	3,028,875	2.80	$8.72	$228
$10.01-$20.00	2,165,733	4.21	$16.19	$146	2,165,733	4.21	$16.19	$146
$20.01-$30.00	6,741,854	5.63	$25.49	$394	6,741,854	5.63	$25.49	$394
$30.01-$80.00	3,843,096	7.09	$44.67	$151	2,529,945	7.02	$43.76	$101
$80.01-$141.50	4,972,946	8.62	$88.73	$(24)	831,437	8.10	$87.94	$(3)

	20,752,504	6.06	$40.78	$895	15,297,844	5.23	$27.27	$866

(1)	The aggregate intrinsic value represents the total pretax intrinsic value, based on Monsanto’s closing stock price of $83.88 as of Aug. 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
At Aug. 31, 2009, 20,402,656 nonqualified stock options were vested or expected to vest. The weighted-average remaining contractual life of these stock options was 6.02 years and the weighted-average exercise price was $40.09 per share. The aggregate intrinsic value of these stock options was $893 million at Aug. 31, 2009.
The weighted-average grant-date fair value of nonqualified stock options granted during fiscal 2009, 2008 and 2007 was $37.39, $30.04 and $13.63, respectively, per share. The total pretax intrinsic value of options exercised during the fiscal years ended 2009, 2008 and 2007 was $112 million, $562 million and $238 million, respectively. Pretax unrecognized compensation expense for stock options, net of estimated forfeitures, was $66 million as of Aug. 31, 2009, and will be recognized as expense over a weighted-average remaining vesting period of 1.9 years.
A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2009 follows:

		Weighted-Average		Weighted-		Weighted-Average
	Restricted	Grant Date Fair	Restricted	Average Grant	Directors’	Grant Date Fair
	Stock	Values	Stock Units	Date Fair Values	Deferred Stock	Value

Nonvested as of Aug. 31, 2008	124,638	$40.63	1,438,215	$110.04	—	—
Granted	2,391	$81.55	314,163	$82.01	12,514	$113.13
Vested	45,106	$40.63	216,078	$48.28	12,514	$113.13
Forfeitures	1,337	$44.17	85,473	$122.17	—	—

Nonvested as of Aug. 31, 2009	80,586	$41.79	1,450,827	$113.27	—	—

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average grant-date fair value of restricted stock granted during fiscal years 2009, 2008 and 2007 was $81.55, $131.54 and $50.13, respectively, per share. The weighted-average grant-date fair value of restricted stock units granted during fiscal years 2009, 2008 and 2007 was $82.01, $128.13 and $48.00, respectively, per share. The weighted-average grant-date fair value of directors’ deferred stock granted during fiscal years 2009, 2008 and 2007 was $113.13, $71.64 and $46.90, respectively, per share. The total fair value of restricted stock that vested during fiscal years 2009, 2008 and 2007 was $2 million, $2 million and $1 million, respectively. The total fair value of restricted stock units that vested during fiscal years 2009, 2008 and 2007 was $10 million, $7 million and $10 million, respectively. The total fair value of directors’ deferred stock vested during fiscal years 2009, 2008 and 2007 was $1 million per year.
Pretax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $1 million and $73 million, respectively, as of Aug. 31, 2009, which will be recognized as expense over the weighted-average remaining requisite service periods. At Aug. 31, 2009, there was no unrecognized compensation expense related to directors’ deferred stock. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.8 years and 2.6 years, respectively, as of Aug. 31, 2009.
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

	2009	2008	2007
Assumptions	Lattice-binomial

Expected Dividend Yield	0.9%	1.2%	1.0%
Expected Volatility	37%-69%	30%-54%	28%-33%
Weighted-Average Volatility	45.5%	35.9%	29.5%
Risk-Free Interest Rates	1.72%-3.39%	2.77%-4.18%	4.42%-5.05%
Weighted-Average Risk-Free Interest Rate	3.35%	4.2%	4.6%
Expected Option Life (in years)	6.4	6.0	5.8

Monsanto estimates the value of restricted stock units using the fair value on the date of grant. When dividends are not paid on outstanding restricted stock units, the award is valued by reducing the grant-date price by the present value of the dividends expected to be paid, discounted at the appropriate risk-free interest rate. The fair value of restricted stock units granted was calculated using the same expected dividend yield and weighted-average risk-free interest rate assumptions as those used for stock options.
NOTE 21. CAPITAL STOCK

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

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no shares of preferred stock outstanding as of Aug. 31, 2009, or Aug. 31, 2008. As of Aug. 31, 2009, and Aug. 31, 2008, 545.4 million and 548.6 million shares of common stock were outstanding, respectively. In addition, 108 million shares of common stock were approved for employee and director stock options, of which 16 million and 19 million were remaining in reserve at Aug. 31, 2009, and
Aug. 31, 2008, respectively.
In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four year period. In 2009 and 2008, the company purchased $129 million and $361 million, respectively, of common stock under the $800 million authorization. A total of 11.2 million shares have been repurchased under this program, and it was completed on Dec. 23, 2008. In April 2008, the board of directors authorized a new repurchase program of up to an additional $800 million of the company’s common stock over a three year period. This program commenced on Dec. 23, 2008, and will expire on Dec. 23, 2011. Through Aug. 31, 2009, a total of 3.4 million shares for $269 million had been repurchased, excluding commissions, under the April 2008 program.
NOTE 22. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, net unrealized gains and losses on available-for-sale securities, additional minimum pension liability adjustments and net accumulated derivative gains or losses on cash flow hedges not yet realized.
Information regarding accumulated other comprehensive income (loss) is as follows:

	As of Aug. 31,
(Dollars in millions)	2009	2008	2007

Accumulated Foreign Currency Translation Adjustments	$(141)	$192	$(154)
Net Unrealized Loss on Investments, Net of Tax	(6)	(5)	—
Net Accumulated Derivative Income (Loss), Net of Tax	(101)	43	(14)
Postretirement Benefit Plan Activity, Net of Tax	(496)	(308)	(209)

Accumulated Other Comprehensive Loss	$(744)	$(78)	$(377)

NOTE 23. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. These dilutive potential common shares consisted of 8.7 million, 11.2 million and 10.9 million, in fiscal years 2009, 2008 and 2007, respectively. Approximately 5 million, less than 0.1 million and less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the years ended Aug. 31, 2009, 2008 and 2007, respectively, as their effect is antidilutive.

	Year Ended Aug. 31,
(Shares in millions)	2009	2008	2007

Weighted-Average Number of Common Shares	546.5	548.1	544.1
Dilutive Potential Common Shares	8.7	11.2	10.9

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes during fiscal years 2009, 2008 and 2007 were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Interest	$136	$105	$111
Taxes	657	596	482

During fiscal years 2009, 2008 and 2007, the company recorded the following noncash investing and financing transactions:
•	During fiscal year 2009, the company recognized noncash transactions related to restructuring. See Note 5 — Restructuring.

•	In 2009, the company recognized noncash transactions related to a new capital lease. Long-term debt, short-term debt and assets of $18 million, $2 million, and $20 million, respectively, were recorded as a result of payment provisions under the lease agreement.

•	During fiscal years 2009, 2008 and 2007, the company recognized noncash transactions related to restricted stock units and acquisitions. See Note 20 — Stock-Based Compensation Plans — for further discussion of restricted stock units and Note 4 — Business Combinations — for details of adjustments to goodwill.

•	In fourth quarter 2009, 2008 and 2007, the board of directors declared a dividend payable in first quarter 2010, 2009 and 2008, respectively. As of Aug. 31, 2009, 2008 and 2007, a dividend payable of $145 million, $132 million and $96 million, respectively, was recorded.

•	In 2009 and 2008, intangible assets of $4 million and $16 million, long-term investments of $2 million and $7 million, and liabilities of $6 million and $23 million, respectively, were recorded as a result of payment provisions under collaboration and license agreements. See Note 11 — Investments and Equity Affiliates — for further discussion of the investments.

•	In 2008, intangible assets in the amount of $20 million and a liability in the amount of $10 million were recorded as a result of payment provisions under a joint venture agreement. See Note 11 — Investments and Equity Affiliates — for further discussion of the agreement.

•	In 2007, intangible assets and a liability in the amount of $15 million were recorded as a result of minimum payment provisions under a license agreement. See Note 10 — Goodwill and Other Intangible Assets — for further discussion of the agreement.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 25. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2009.

	Payments Due by Fiscal Year Ending Aug. 31,
							2015 and
(Dollars in millions)	Total	2010	2011	2012	2013	2014	beyond

Long-Term Debt, including Capital Lease Obligations	$1,724	$—	$3	$487	$2	$2	$1,230
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,524	107	107	107	71	71	1,061
Operating Lease Obligations	372	103	75	61	50	21	62
Purchase Obligations:
Uncompleted additions to property	163	163	—	—	—	—	—
Commitments to purchase inventories	1,259	975	69	40	39	34	102
Commitments to purchase breeding research	174	45	45	45	3	3	33
R&D alliances and joint venture obligations	131	45	33	30	17	6	—
Other purchase obligations	12	6	3	3	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	210	158	—	—	—	—	52
Unrecognized tax benefits(3)	295	4
Other liabilities	191	55	23	17	16	11	69

Total Contractual Obligations	$6,055	$1,661	$358	$790	$198	$148	$2,609

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2009.

(2)	Includes the company’s planned pension and other postretirement benefit contributions for 2010. The actual amounts funded in 2010 may differ from the amounts listed above. Contributions in 2011 through 2015 and beyond are excluded as those amounts are unknown. Refer to Note 17 — Postretirement Benefits — Pensions — and Note 18 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information. The 2015 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 19 — Employee Savings Plans — for more information.

(3)	Unrecognized tax benefits relate to uncertain tax positions recorded under FIN 48. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 13 — Income Taxes — for more information.
Leases: The company routinely leases buildings for use as administrative offices or warehousing, land for research facilities, company aircraft, railcars, motor vehicles and equipment. Assets held under capital leases are included in property, plant and equipment. Certain operating leases contain renewal options that may be exercised at Monsanto’s discretion. The expected lease term is considered in the decision as to whether a lease should be recorded as capital or operating.
Certain operating leases contain escalation provisions for an annual inflation adjustment factor and some are based on the CPI published by the Bureau of Labor Statistics. Additionally, certain leases require Monsanto to pay for property taxes, insurance, maintenance, and other operating expenses called rent adjustments, which are subject to change over the life of the lease. These adjustments were not determinable at the time the lease agreements were executed. Therefore, Monsanto recognizes the expenses for rent and rent adjustments when they become known and payable, which is more representative of the time pattern in which the company derives the related benefit in accordance with SFAS No. 13, Accounting for Leases, as amended.
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
Rent expense was $205 million for fiscal year 2009, $165 million for fiscal year 2008 and $133 million for fiscal year 2007.
Guarantees: Monsanto may provide and has provided guarantees on behalf of its consolidated subsidiaries for obligations incurred in the normal course of business. Because these are guarantees of obligations of consolidated subsidiaries, Monsanto’s consolidated financial position is not affected by the issuance of these guarantees.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In fiscal year 2005, Monsanto established a 100 percent owned finance subsidiary in Canada. The new subsidiary issued debt securities of $150 million, which are outstanding as of Aug. 31, 2009, and which are fully and unconditionally guaranteed by Monsanto.
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
In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of $3 million as of fiscal years 2009 and 2008, related to these indemnifications.
Monsanto provides guarantees for certain customer loans in the United States, Brazil, Europe and Argentina. See Note 7 — Customer Financing Programs — for additional information.
Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation and Indemnification” section of this note.
Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2009, and Aug. 31, 2008, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2009	2008

U.S. Agricultural Product Distributors	$577	$892
Europe-Africa(1)	470	664
Asia-Pacific(1)	123	203
Argentina(1)	183	174
Canada(1)	84	66
Mexico(1)	81	66
Brazil(1)	75	101
Other	125	119

Gross Trade Receivables	1,718	2,285
Less: Allowance for Doubtful Accounts	(162)	(218)

Net Trade Receivables	$1,556	$2,067

(1)	Represents customer receivables within the specified geography.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Environmental and Litigation-related Contingent Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and also, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has established a reserve for the estimated liabilities. Following is a summary of these accrued liabilities:

Balance at Sept. 1, 2006	$300
Payments	(50)
Accretion	7
Additional liabilities recognized in fiscal year 2007	21

Balance at Aug. 31, 2007	$278
Payments	(48)
Accretion	6
Additional liabilities recognized in fiscal year 2008	36

Balance at Aug. 31, 2008	$272
Payments	(85)
Accretion	8
Additional liabilities recognized in fiscal year 2009	56
Foreign currency translation and other	11

Total Environmental and Litigation Reserve as of Aug. 31, 2009	$262

Environmental: Included in the liability are amounts related to environmental remediation of sites associated with Pharmacia’s former chemicals and agricultural businesses, with no single site representing the majority of the environmental liability. These sites are in various stages of environmental management: at some sites, work is in the early stages of assessment and investigation, while at others the cleanup remedies have been implemented and the remaining work consists of monitoring the integrity of that remedy. The extent of Monsanto’s involvement at the various sites ranges from less than one percent to 100 percent of the costs currently anticipated. At some sites, Monsanto is acting under court or agency order, while at others it is acting with very minimal government involvement.
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
•	On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Carter and Allen (now Zina G. Bibb et al. v.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
•	On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009.
NOTE 26. SEGMENT AND GEOGRAPHIC DATA

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics, and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarter 2009, respectively, are included in the all other crops seeds and traits operating segment. The Agricultural Productivity segment consists of the crop protection products and lawn-and-garden herbicide products. The Dairy business,

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows.

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Net Sales(1)
Corn seed and traits	$4,113	$3,542	$2,807
Soybean seed and traits	1,448	1,174	901
Cotton seed and traits	466	450	319
Vegetable seeds	808	744	612
All other crops seeds and traits	462	459	325

Total Seeds and Genomics	$7,297	$6,369	$4,964

Roundup and other glyphosate-based herbicides	$3,527	$4,094	$2,568
All other agricultural products	900	902	817

Total Agricultural Productivity	$4,427	$4,996	$3,385

Total	$11,724	$11,365	$8,349

EBIT(2)(3)(6)
Seeds and Genomics	$1,655	$1,200	$905
Agricultural Productivity	1,352	1,691	470

Total	$3,007	$2,891	$1,375

Depreciation and Amortization Expense(4)
Seeds and Genomics	$428	$399	$347
Agricultural Productivity	120	174	180

Total	$548	$573	$527

Equity Affiliate (Income) Expense
Seeds and Genomics	$(24)	$(2)	$34
Agricultural Productivity	—	—	—

Total	$(24)	$(2)	$34

Total Assets(5)
Seeds and Genomics	$13,382	$13,165	$8,872
Agricultural Productivity	4,495	4,826	4,111

Total	$17,877	$17,991	$12,983

Property, Plant and Equipment Purchases
Seeds and Genomics	$717	$779	$427
Agricultural Productivity	199	139	82

Total	$916	$918	$509

Investment in Equity Affiliates
Seeds and Genomics	$122	$104	$51
Agricultural Productivity	—	—	—

Total	$122	$104	$51

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Seeds and Genomics EBIT includes income of $45 million from discontinued operations for fiscal year 2007. Agricultural Productivity EBIT includes income of $18 million, $22 million and $8 million from discontinued operations for fiscal years 2009, 2008 and 2007, respectively.

(4)	Seeds and Genomics depreciation and amortization expense includes $10 million from discontinued operations for fiscal year 2007. Agricultural Productivity depreciation and amortization includes $37 million and $36 million from discontinued operations for fiscal years 2008 and 2007, respectively.

(5)	Includes assets recorded in continuing operations and discontinued operations.

(6)	EBIT includes restructuring charges for fiscal year 2009. See Note 5 — Restructuring — for additional information.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of EBIT to net income for each year follows:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

EBIT(1)	$3,007	$2,891	$1,375
Interest Expense (Income) — Net	58	(22)	16
Income Tax Provision(2)	840	889	366

Net Income	$2,109	$2,024	$993

(1)	Includes the income from operations of discontinued businesses, the pretax cumulative effect of accounting change and pretax minority interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on minority interest, and the income tax provision (benefit) on discontinued operations.
Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets

	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2009	2008	2007	2009	2008

United States	$6,434	$5,693	$4,640	$6,199	$5,391
Europe-Africa	1,763	1,919	1,253	1,409	1,962
Brazil	1,419	1,260	722	791	792
Argentina	597	783	498	235	186
Asia-Pacific	568	811	552	282	645
Canada	457	432	324	68	69
Mexico	332	301	254	83	85
Other	154	166	106	184	252

Total	$11,724	$11,365	$8,349	$9,251	$9,382

NOTE 27. OTHER INCOME AND EXPENSE AND SOLUTIA-RELATED ITEMS

The significant components of other expense (income) were hedging expenses, foreign currency transaction gains, equity affiliate income, and in 2007 a donation of long-term equity securities. See Note 11 — Investments and Equity Affiliates — for information regarding equity affiliate income.
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

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 28. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising Costs: Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative (SG&A) expenses as they were incurred. Advertising costs were $59 million, $95 million and $84 million in 2009, 2008 and 2007, respectively.
Agency Fee and Marketing Agreement: In 1998, Pharmacia (formerly known as (f/k/a) Monsanto Company) entered into an agency and marketing agreement with The Scotts Miracle-Gro Company (f/k/a The Scotts Company) (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to Monsanto in connection with its separation from Pharmacia. Scotts acts as Monsanto’s principal agent to market and distribute its lawn-and-garden herbicide products. The agreement has an indefinite term, except in certain countries in the European Union. The agreement related to those countries terminates on Sept. 30, 2011, with an option to extend to 2015. Under the agreement, beginning in fourth quarter 1998, Scotts was obligated to pay Monsanto a $20 million fixed fee each year (the annual payment) for the length of the contract to defray costs associated with the lawn-and-garden herbicide business. Monsanto records the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates.
Monsanto is obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds. The commission due to Scotts is accrued monthly and is included in SG&A expenses. The commission expense included in SG&A expenses was $71 million in fiscal year 2009, $64 million in fiscal year 2008 and $63 million in fiscal year 2007 (the commission expense presented herein is not netted with any payments received from Scotts).
NOTE 29. DISCONTINUED OPERATIONS

Dairy Business Divestiture: On Aug. 6, 2008, Monsanto announced plans to divest the Dairy business. The company determined that the business was no longer consistent with its strategic business objectives. On Aug. 20, 2008, Monsanto entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10-year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. The first payment on this contingency in 2010 is not expected to be significant. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. Income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale as of Aug. 31, 2009.
Divested Cotton Businesses: In conjunction with the DOJ consent decree received on May 31, 2007, Monsanto agreed to divest its U.S. Stoneville and NexGen Branded Cotton Seed businesses. Monsanto completed its acquisition of DPL as of June 1, 2007. The U.S. Stoneville and NexGen businesses were reported as part of the Seeds and Genomics segment. Monsanto sold its Stoneville and NexGen cotton seed brands and related business assets on June 19, 2007, for $310 million and $7 million, respectively. Monsanto also divested certain cotton germplasm that was acquired from DPL’s cotton breeding program, as required by the consent decree. Monsanto has retained certain rights to this germplasm. The buyers of these assets are licensed to use our traits in their brands prospectively under a royalty-bearing agreement. Monsanto realized a pre-tax gain of $46 million and a tax benefit of $27 million in 2007 related to these divestitures.
As a result of the plans to sell the businesses discussed above, certain financial data for these businesses have been presented as discontinued operations in accordance with SFAS 144. Accordingly, for fiscal years 2008 and 2007, the Statements of Consolidated Operations have been conformed to this presentation.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Aug. 31, 2009, there were no remaining assets or liabilities of the Dairy business. As of Aug. 31, 2008, the remaining assets and liabilities of the Dairy business are shown in the table below.

As of Aug. 31,
(Dollars in millions)	2008

Assets of Discontinued Operations:
Current Assets
Accounts receivable	$37
Inventories	116

Total Current Assets	153

Noncurrent Assets
Property, plant and equipment — net	96
Other(1)	140

Total Noncurrent Assets	236

Total Assets of Discontinued Operations	$389

Liabilities of Discontinued Operations:
Current liabilities	$26
Long-term liabilities	52

Total Liabilities of Discontinued Operations	$78

(1)	Primarily includes the technology intangible acquired from the University of California. See Note 10 — Goodwill and Other Intangible Assets — for further information.
The following amounts related to the Dairy business and the divested cotton businesses have been segregated from continuing operations and reflected as discontinued operations:

	Year Ended Aug. 31,
(Dollars in millions)	2009	2008	2007

Net Sales	$16	$214	$258
Income from Operations of Discontinued Businesses (1)	19	20	52
Income Tax Provision (Benefit) (2)	8	3	(28)

Net Income of Discontinued Operations	$11	$17	$80

(1)	Includes pre-tax gain on Dairy business divesture of $11 million and pre-tax gain on cotton business divesture of $46 million for fiscal years 2009 and 2007, respectively.

(2)	Includes tax provision on Dairy business divesture of $6 million and income tax benefit on cotton business divesture of $27 million for fiscal years 2009 and 2007, respectively.

MONSANTO COMPANY	2009 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 30. QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the fiscal year quarters in 2009 and 2008, which have been adjusted for discontinued operations. See Note 29 — Discontinued Operations — for further discussion of the divested Dairy and cotton businesses.

(Dollars in millions, except per share amounts)						Diluted Earnings (Loss) per Share(1)

			Income	Income		Income	Income
			(Loss) From	(Loss) on		(Loss) From	(Loss) on
	Net	Gross	Continuing	Discontinued	Net Income	Continuing	Discontinued
2009	Sales	Profit	Operations	Operations	(Loss)	Operations	Operations	Net Income (Loss)

1st Quarter	$2,649	$1,550	$546	$10	$556	$0.98	$0.02	$1.00
2nd Quarter	4,035	2,521	1,091	1	1,092	1.97	—	1.97
3rd Quarter	3,161	1,834	694	—	694	1.25	—	1.25
4th Quarter	1,879	857	(233)	—	(233)	(0.43)	—	(0.43)

Total Fiscal Year	$11,724	$6,762	$2,098	$11	$2,109	$3.78	$0.02	$3.80

2008
1st Quarter	$2,049	$1,039	$250	$6	$256	$0.45	$0.01	$0.46
2nd Quarter	3,727	2,211	1,121	8	1,129	2.00	0.02	2.02
3rd Quarter	3,538	1,967	815	(4)	811	1.46	(0.01)	1.45
4th Quarter	2,051	960	(179)	7	(172)	(0.32)	0.01	(0.31)

Total Fiscal Year	$11,365	$6,177	$2,007	$17	$2,024	$3.59	$0.03	$3.62

(1)	Because Monsanto reported a loss from continuing operations in the fourth quarter of 2009 and 2008, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.
NOTE 31. SUBSEQUENT EVENTS

Monsanto has evaluated subsequent events, as defined by SFAS 165, through the date that the financial statements were issued on Oct. 27, 2009.

MONSANTO COMPANY	2009 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Monsanto’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of Aug. 31, 2009 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
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
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have excluded Aly Participacoes Ltda. (Aly) from the assessment of internal control over financial reporting as of
Aug. 31, 2009, because it was acquired during 2009. Aly’s assets and revenues represented less than 1 percent of the consolidated financial statements as of Aug. 31, 2009.

ITEM 9B. OTHER INFORMATION

On Oct. 26, 2009, the People and Compensation Committee of Monsanto’s Board of Directors approved base salaries to become effective as of Jan. 11, 2010, and annual incentive awards for the 2009 fiscal year, which will be paid on Nov. 6, 2009, for certain of the named executive officers included in Monsanto’s proxy statement dated Dec. 1, 2008. A summary of these cash compensation arrangements is included in Exhibit 10.29 to this Form 10-K and incorporated herein by reference.
In addition, on Oct. 26, 2009, the People and Compensation Committee of Monsanto’s Board of Directors approved grants of equity awards, including, among others, awards of strategic performance goal restricted stock units, or “strategic goal RSUs” under the 2005 Long-Term Incentive Plan for certain of the named executive officers included in Monsanto’s proxy statement dated Dec. 1, 2008. A summary of the potential number of shares that may vest under, and the terms of, the strategic goal RSUs is included in Exhibit 10.20.7.1 to this Form 10-K and incorporated herein by reference.

MONSANTO COMPANY	2009 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A on or about Dec. 7, 2009 (Proxy Statement), is incorporated herein by reference:
•	Information appearing under the heading “Information Regarding Board of Directors and Committees” including biographical information regarding nominees for election to, and members of, the Board of Directors;
•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”; and
•	Information appearing under the heading “Audit and Finance Committee,” regarding the membership and function of the Audit and Finance Committee, and the financial expertise of its members.
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
The following information with respect to the executive officers of the Company on Oct. 27, 2009, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

		Year First
		Became
		an
	Present Position	Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2004*

Brett D. Begemann, 48	Executive Vice President, Seeds & Traits	2003	Executive Vice President, International Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Global Commercial —Monsanto Company, 10/07-10/09; present position, 10/09

Carl M. Casale, 48	Executive Vice President and Chief Financial Officer	2000	Executive Vice President, North America Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Strategy and Operations — Monsanto Company, 10/07-9/09; present position, 9/09

Richard B. Clark, 57	Vice President and Controller	2001	Present position, 2001

Scarlett Lee Foster, 52	Vice President, Investor Relations	2005	Director, Investor Relations — Monsanto Company, 1/01-8/05; present position, 8/05

Robert T. Fraley, 56	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

Hugh Grant, 51	Chairman of the Board, President and Chief Executive Officer	2000	Present position, 10/03

Tom D. Hartley, 50	Vice President and Treasurer	2008	Technology Finance and Alliances Lead — Monsanto Company, 9/04-5/07; Director, International Finance — Monsanto Company, 5/07-12/08; present position, 12/08

Janet M. Holloway, 55	Senior Vice President, Chief of Staff and Community Relations	2000	Vice President and Chief Information Officer — Monsanto Company, 6/03-4/05; Vice President and Chief of Staff — Monsanto Company, 4/05-10/07; present position, 10/07

Mark J. Leidy, 53	Executive Vice President, Manufacturing	2001	Present position 6/03

Consuelo E. Madere, 48	Vice President, Vegetable Business	2009	President, Monsanto Dairy Business — Monsanto Company, 2/04-8/05; General Manager, Europe-Africa — Monsanto Company, 8/05-7/08; President, Vegetable Seeds Division — Monsanto Company, 7/08-10/09; present position 10/09

MONSANTO COMPANY	2009 FORM 10-K

		Year First
		Became
		an
	Present Position	Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2004*

Steven C. Mizell, 49	Executive Vice President, Human Resources	2004	Senior Vice President, Human Resources — Monsanto Company, 4/04-8/07; present position, 8/07

Kerry J. Preete, 49	Vice President, Crop Protection	2008	Vice President U.S. Crop Production — Monsanto Company, 05/03-11/05; President — Seminis Vegetable Seeds, 11/05-6/08; Vice President, International Commercial — Monsanto Company, 6/08-7/09; Vice President, Commercial and President, Roundup Division — Monsanto Company, 7/09-10/09; present position, 10/09

Nicole M. Ringenberg, 48	Vice President, Finance, Seeds & Traits	2007	Asia Pacific Business Lead — Monsanto Company, 08/04-12/06; Vice President, Finance — Monsanto Company, 1/07-10/07; Vice President, Finance and Operations, Global Commercial — Monsanto Company, 10/07-10/09; present position, 10/09

David F. Snively, 55	Senior Vice President, Secretary and General Counsel	2006	Deputy General Counsel, Core Functions — Monsanto Company, 2004-9/06; present position, 9/06

Gerald A. Steiner, 49	Executive Vice President, Sustainability & Corporate Affairs	2001	Executive Vice President, Commercial Acceptance— Monsanto Company, 6/03-12/08; present position, 12/08

Terrell K. Crews serves as Monsanto Company’s Special Assistant to the CEO. Prior to Sept. 1, 2009, Mr. Crews held the office of Monsanto Company’s Executive Vice President, Chief Financial Officer and Vegetable Business CEO.
Robert A. Paley retired as Monsanto Company’s Vice President and Treasurer effective Jan. 31, 2009.
Cheryl P. Morley retired as Monsanto Company’s Senior Vice President, Corporate Strategy effective Oct. 23, 2009.
* Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation of Directors”; “Compensation Discussion and Analysis”; “Report of the People and Compensation Committee”; “Compensation Committee Interlocks and Insider Participation”; “Summary Compensation Table and Narrative Disclosure” including associated compensation tables, “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Non-qualified Deferred Compensation,” and “Potential Payments Upon Termination or Change of Control.”
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

MONSANTO COMPANY	2009 FORM 10-K

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to our independent registered public accounting firm and approval of services by our audit and finance committee that appears in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm (Proxy Item No. 2)” is incorporated herein by reference.

MONSANTO COMPANY	2009 FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:
(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations”; “Statements of Consolidated Financial Position”; “Statements of Consolidated Cash Flows”; “Statements of Consolidated Shareowners’ Equity”; and “Statements of Consolidated Comprehensive Income.”
(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2009 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ RICHARD B. CLARK
Richard B. Clark
Vice President and Controller (Principal Accounting Officer)

Date: Oct. 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK V. ATLEE III (Frank V. AtLee III)	Director	Oct. 27, 2009

/s/ JOHN W. BACHMANN (John W. Bachmann)	Director	Oct. 27, 2009

/s/ DAVID L. CHICOINE (David L. Chicoine)	Director	Oct. 27, 2009

/s/ JANICE L. FIELDS (Janice L. Fields)	Director	Oct. 27, 2009

/s/ HUGH GRANT (Hugh Grant)	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	Oct. 27, 2009

/s/ ARTHUR H. HARPER (Arthur H. Harper)	Director	Oct. 27, 2009

/s/ GWENDOLYN S. KING (Gwendolyn S. King)	Director	Oct. 27, 2009

/s/ C. STEVEN MCMILLAN (C. Steven McMillan)	Director	Oct. 27, 2009

/s/ WILLIAM U. PARFET (William U. Parfet)	Director	Oct. 27, 2009

/s/ GEORGE H. POSTE (George H. Poste)	Director	Oct. 27, 2009

/s/ ROBERT J. STEVENS (Robert J. Stevens)	Director	Oct. 27, 2009

/s/ CARL M. CASALE (Carl M. Casale)	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Oct. 27, 2009

MONSANTO COMPANY	2009 FORM 10-K

Signature	Title	Date

/s/ RICHARD B. CLARK (Richard B. Clark)	Vice President and Controller (Principal Accounting Officer)	Oct. 27, 2009

MONSANTO COMPANY	2009 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.		Description

2	1.
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

9.
Amended and Restated Settlement Agreement dated February 28, 2008, by and among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed March 5, 2008, SEC File No. 001-13255).

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

18.
Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective Sept. 1, 2007 (incorporated by reference to Exhibit 10.18 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

18.1.
First Amendment, effective Dec. 1, 2007, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007 (incorporated by reference to Exhibit 10 of Form 10-Q for the period ended Nov. 30, 2007, File No. 1-16167). †

18.2.
Second Amendment, dated June 18, 2008, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007 (incorporated by reference to Exhibit 10 of the Form 10-Q for the period ended May 31, 2008, File No. 1-16167). †

MONSANTO COMPANY	2009 FORM 10-K

Exhibit
No.	Description

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

19.7.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008.†

19.8.
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

19.12.
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

20.1.
First Amendment, effective Oct. 23, 2006, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167). †

20.2.
Second Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.2 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

20.3.
Third Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

20.4.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors by executed unanimous written consent on Oct. 11, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 17, 2007, File No. 1-16167). †

20.5.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 20, 2008 (incorporated by reference to Exhibit 20.5 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167). †

20.6.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009. †

20.7.
Form of Terms and Conditions of Strategic Performance Goal Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009.†

20.7.1	Summary of Potential Number of Shares that may Vest Under, and Terms and Conditions of, the Strategic Performance Goal Restricted Stock Unit Grants.†

21.	Amended and Restated Deferred Payment Plan, effective Jan. 1, 2004 (incorporated by reference to Exhibit 10.17 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167).†

22.
Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

23.
Fiscal Year 2009 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 5, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167).†

24.
Fiscal Year 2010 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 27, 2009 (incorporated by reference to Exhibit 10 to Form 8-K, filed Sept. 1, 2009, File No. 1-16167).†

25.
Amended and Restated Form of Change-of-Control Employment Security Agreement, as approved by the Board of Directors on Oct. 21, 2008, and applicable to Messrs. Grant, Begemann, Casale, Crews and Fraley and certain other executive officers and members of management (incorporated by reference to Exhibit 20.5 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167). †

26.
Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 23, 2006 (incorporated by reference to Exhibit 10.28 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

27.	Amended and Restated Monsanto Company Recoupment Policy, as approved by the Board of Directors on Oct. 27, 2009.†

28.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167) †

MONSANTO COMPANY	2009 FORM 10-K

Exhibit
No.	Description

28.1	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167) †

29.	Annual Cash Compensation of Named Executive Officers dated Oct. 2009.†

11	Omitted — see Item 8 — Note 23 — Earnings (Loss) per Share.
12	Computation of Ratio of Earnings to Fixed Charges.
13	Omitted
14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.
16	Omitted
18	Omitted
21	Subsidiaries of the Registrant.
22	Omitted
23	Consent of Independent Registered Public Accounting Firm
24	Omitted
31	1. Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
2. Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.