Form 10-Q
period 2009-11-30
MONSANTO CO /NEW/
filed 2010-01-08
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 545,673,732 shares of Common Stock, $0.01 par value, outstanding as of Jan. 5, 2010.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
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

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2009, and Nov. 30, 2008, the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2009, and Aug. 31, 2009, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2009, and Nov. 30, 2008, the Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the three months ended Nov. 30, 2009, and year ended Aug. 31, 2009, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2009	2008

Net Sales	$1,697	$2,649
Cost of goods sold	958	1,099

Gross Profit	739	1,550
Operating Expenses:
Selling, general and administrative expenses	496	550
Research and development expenses	267	252
Restructuring charges, net	14	—

Total Operating Expenses	777	802
(Loss) Income from Operations	(38)	748
Interest expense	39	23
Interest income	(11)	(25)
Other (income) expense, net	(12)	26

(Loss) Income from Continuing Operations Before Income Taxes	(54)	724
Income tax (benefit) provision	(30)	176

(Loss) Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$(24)	$548

Discontinued Operations:
Income from operations of discontinued businesses	5	18
Income tax provision	—	8

Income on Discontinued Operations	5	10

Net (Loss) Income	$(19)	$558

Less: Net income attributable to noncontrolling interest	—	2

Net (Loss) Income Attributable to Monsanto Company	$(19)	$556

Amounts Attributable to Monsanto Company:
(Loss) income from continuing operations	$(24)	$546
Income on discontinued operations	5	10

Net (Loss) Income Attributable to Monsanto Company	$(19)	$556

Basic (Loss) Earnings per Share Attributable to Monsanto Company:
(Loss) income from continuing operations	$(0.04)	$0.99
Income on discontinued operations	0.01	0.02

Net (Loss) Income	$(0.03)	$1.01

Diluted (Loss) Earnings per Share Attributable to Monsanto Company:
(Loss) Income from continuing operations	$(0.04)	$0.98
Income on discontinued operations	0.01	0.02

Net (Loss) Income	$(0.03)	$1.00

Weighted Average Shares Outstanding:
Basic	545.6	548.8
Diluted	545.6	557.6

Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Nov. 30,	As of Aug. 31,
(Dollars in millions, except share amounts)	2009	2009

Assets
Current Assets:
Cash and cash equivalents	$471	$1,956
Trade receivables, net	2,012	1,556
Miscellaneous receivables	716	654
Deferred tax assets	574	662
Inventory, net	3,560	2,934
Other current assets	98	121

Total Current Assets	7,431	7,883
Total property, plant and equipment	7,398	7,158
Less accumulated depreciation	3,678	3,549

Property, Plant and Equipment, Net	3,720	3,609
Goodwill	3,272	3,218
Other Intangible Assets, Net	1,370	1,371
Noncurrent Deferred Tax Assets	804	743
Long-Term Receivables, Net	488	557
Other Assets	521	496

Total Assets	$17,606	$17,877

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$281	$79
Accounts payable	765	676
Income taxes payable	52	79
Accrued compensation and benefits	223	263
Accrued marketing programs	367	934
Deferred revenues	368	219
Grower production accruals	386	139
Dividends payable	—	145
Customer payable	—	307
Restructuring reserves	221	286
Miscellaneous short-term accruals	691	629

Total Current Liabilities	3,354	3,756
Long-Term Debt	1,724	1,724
Postretirement Liabilities	729	793
Long-Term Deferred Revenue	466	488
Noncurrent Deferred Tax Liabilities	159	153
Long-Term Portion of Environmental and Litigation Liabilities	203	197
Other Liabilities	628	641
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 586,351,668 and 585,557,964 shares, respectively
Outstanding 545,354,848 and 545,407,427 shares, respectively	6	6
Treasury stock 40,996,820 and 40,150,537 shares, respectively, at cost	(1,641)	(1,577)
Additional contributed capital	9,749	9,695
Retained earnings	2,663	2,682
Accumulated other comprehensive loss	(485)	(744)
Reserve for ESOP debt retirement	(6)	(6)

Total Monsanto Company Shareowners’ Equity	10,286	10,056

Noncontrolling Interest	57	69

Total Shareowners’ Equity	10,343	10,125

Total Liabilities and Shareowners’ Equity	$17,606	$17,877

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008

Operating Activities:
Net (Loss) Income	$(19)	$558
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	144	135
Bad-debt expense	14	36
Stock-based compensation expense	24	26
Excess tax benefits from stock-based compensation	(13)	(5)
Deferred income taxes	(58)	52
Restructuring charges, net	14	—
Equity affiliate income, net	(14)	(6)
Net gain on sales of a business or other assets	(1)	(6)
Other items	2	5
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(343)	165
Inventory, net	(539)	(832)
Deferred revenues	126	(238)
Accounts payable and other accrued liabilities	(573)	195
Restructuring cash payments	(79)	—
Pension contributions	(78)	(15)
Net investment hedge settlement	(4)	18
Other items	(17)	26

Net Cash (Required) Provided by Operating Activities	(1,414)	114

Cash Flows (Required) Provided by Investing Activities:
Capital expenditures	(192)	(264)
Acquisition of businesses, net of cash acquired	(20)	(2)
Purchases of long-term equity securities	(2)	(7)
Technology and other investments	(9)	(18)
Proceeds from divestiture of a business	—	300
Other investments and property disposal proceeds	26	1

Net Cash (Required) Provided by Investing Activities	(197)	10

Cash Flows Provided (Required) by Financing Activities:
Net change in financing with less than 90-day maturities	299	(90)
Short-term debt proceeds	25	31
Short-term debt reductions	(29)	—
Long-term debt reductions	(1)	(4)
Payments on other financing	(1)	—
Treasury stock purchases	(64)	(75)
Stock option exercises	16	7
Excess tax benefits from stock-based compensation	13	5
Dividend payments	(145)	(132)

Net Cash Provided (Required) by Financing Activities	113	(258)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	(137)

Net Decrease in Cash and Cash Equivalents	(1,485)	(271)
Cash and Cash Equivalents at Beginning of Period	1,956	1,613

Cash and Cash Equivalents at End of Period	$471	$1,342

See Note 19 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
Unaudited			Additional		Other	Reserve	Non-
(Dollars in millions,	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
except per share amounts)	Stock	Stock	Capital	Earnings	(Loss)(1)	Debt	Interests	Total

Balance as of Aug. 31, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$37	$9,411
Net income	—	—	—	2,109	—	—	24	2,133
Foreign currency translation	—	—	—	—	(333)	—	(5)	(338)
Postretirement benefit plan activity, net of tax of $(119)	—	—	—	—	(189)	—	—	(189)
Accumulated derivative loss, net of tax of $(95)	—	—	—	—	(144)	—	—	(144)

Comprehensive income for 2009							19	1,462
Treasury stock purchases	—	(400)	—	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	—	39
Excess tax benefits from stock-based compensation	—	—	35	—	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	—	(565)
Dividends to noncontrolling interest							(10)	(10)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	—	4
Donation of noncontrolling interest	—	—	—	—	—	—	28	28
Purchase of noncontrolling interest	—	—	—	—	—	—	(5)	(5)

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125
Net loss	—	—	—	(19)	—	—	—	(19)
Foreign currency translation	—	—	—	—	219	—	—	219
Postretirement benefit plan activity, net of tax of $2	—	—	—	—	3	—	—	3
Realized and unrealized gain on investments, net of tax of $2	—	—	—	—	3	—	—	3
Accumulated derivative loss, net of tax of $29	—	—	—	—	34	—	—	34

Comprehensive income for three months ended Nov. 30, 2009							—	240
Treasury stock purchases	—	(64)	—	—	—	—	—	(64)
Restricted stock withholding	—	—	(1)	—	—	—	—	(1)
Issuance of shares under employee stock plans	—	—	17	—	—	—	—	17
Excess tax benefits from stock-based compensation	—	—	13	—	—	—	—	13
Stock-based compensation expense	—	—	25	—	—	—	—	25
Dividends to noncontrolling interest	—	—	—	—	—	—	(12)	(12)

Balance as of Nov. 30, 2009	$6	$(1,641)	$9,749	$2,663	$(485)	$(6)	$57	$10,343

(1) See Note 17 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market. See Note 21 — Segment Information — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity (the Dairy business). This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of the Property, Plant and Equipment topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. See Note 22 — Discontinued Operations — for further details.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009. Financial information for the first three months of fiscal year 2010 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative U.S. generally accepted accounting principles (GAAP) (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs will replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change. The ASC does not change GAAP and did not impact the company’s consolidated financial statements.
In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto will adopt this standard in fiscal year 2011. The company is currently evaluating the impact of adoption on the consolidated financial statements.
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto will adopt this standard in fiscal year 2011. The company is currently evaluating the impact of adoption on the consolidated financial statements.
In April 2009, the FASB issued a standard that extends the previous disclosure requirements about fair value of financial instruments to interim financial statements of publicly traded companies. This standard requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments. This standard is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, Monsanto adopted this standard in first quarter fiscal year 2010. See Note 12 — Debt and Other Credit Arrangements, Note 13 — Fair Value Measurements and Note 14 — Financial Instruments — for the disclosures required by this standard.
In December 2008, the FASB issued a standard that provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This standard is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, Monsanto will include the disclosure requirements of this standard in the Report on Form 10-K for the fiscal year ended Aug. 31, 2010. The company is currently evaluating the disclosure impact of adopting this standard on the consolidated financial statements.
In February 2008, the FASB issued a standard that delayed the effective date of the new guidance regarding fair value measurement and disclosure for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, Monsanto adopted the additional requirements of the Fair Value Measurements and Disclosures topic of the ASC that were deferred by this standard in first quarter fiscal year 2010. The adoption of this standard did not have an impact on the company’s consolidated financial statements. See Note 13 — Fair Value Measurements — for additional discussion regarding fair value measurements.
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Statements of Consolidated Operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The provisions of the standard related to accounting for changes in ownership are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively. Monsanto adopted this standard on Sept. 1, 2009, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the consolidated financial statements, other than the following changes in presentation of noncontrolling interests:
•	Consolidated net (loss) income was recast to include net (loss) income attributable to both the company and noncontrolling interests in the Statements of Consolidated Operations.
•	Noncontrolling interests were reclassified from other liabilities to equity, separate from the parent’s shareowners’ equity, in the Condensed Statements of Consolidated Financial Position.
•	The Statements of Consolidated Cash Flows now begin with net (loss) income (including noncontrolling interests) instead of net (loss) income attributable to Monsanto Company, with net (loss) income from noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash provided by operating activities.
•	Interim Statements of Consolidated Shareowners’ Equity and Comprehensive Income have been added to fulfill the disclosure requirements.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 3. BUSINESS COMBINATIONS

Effective Sept. 1, 2009, Monsanto adopted the new guidance in the Business Combinations topic of the ASC for acquisitions subsequent to that date.
2010 Acquisition: In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million for the quarter ended Nov. 30, 2009, and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles, and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other (income) expense, net in the Statement of Consolidated Operations for the quarter ended Nov. 30, 2009. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed twelve months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, Monsanto will retrospectively adjust the amounts recognized as of the acquisition date.
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
For all fiscal year 2010 and 2009 acquisitions described above, the business operations and employees of the acquired entities were included within the Seeds and Genomics segment from their respective dates of acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the first quarter 2010 and the second, third and fourth quarter 2009 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets. Proforma information related to acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations is not considered to be significant.
For acquisitions prior to fiscal year 2010, as of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities in accordance with business combination accounting guidance. These activities primarily include the potential closure of certain acquired subsidiaries. Through Nov. 30, 2009, estimated costs of $23 million have been recognized as short-term liabilities in the purchase price allocations above, and $5 million has been charged against those liabilities, primarily related to payments for employee terminations. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto previously established a revolving financing program to provide financing of up to $250 million for selected customers in the United States through a third-party specialty lender. The program was terminated in the third quarter of fiscal year 2009. Under the financing program, Monsanto originated customer loans on behalf of the lender, which was a special purpose entity (SPE) that Monsanto consolidated, pursuant to Monsanto’s credit and other underwriting guidelines approved by the lender. Under the program, Monsanto serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated QSPE. Monsanto accounted for this transaction as a sale, in accordance with the Transfers and Servicing topic of the ASC.
Monsanto had no ownership interest in the lender, the QSPE, or the loans. However, because Monsanto substantively originated the loans through the SPE (which it consolidated) and partially guaranteed and serviced the loans, Monsanto accounted for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the current guidance within the Consolidation topic of the ASC, and Monsanto did not have the unilateral right to liquidate the QSPE, the consolidation guidance did not have an effect on Monsanto’s accounting for the U.S. customer financing program.
Monsanto accounted for the guarantee in accordance with the Guarantees topic of the ASC, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto recorded its guarantee liability at a value that approximates fair value (except that it did not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto did not recognize any servicing asset or liability because the servicing fee was considered adequate compensation for the servicing activities. Servicing activities including discounts on the sale of customer receivables resulted in income of $1 million for the three months ended Nov. 30, 2008.
Proceeds from customer loans sold through the financing program totaled $122 million for the first three months of fiscal year 2009. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no loan balances outstanding as of Nov. 30, 2009, or Aug. 31, 2009.
Monsanto has agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $315 million) for selected customers in Brazil. These agreements qualify for sales treatment under the Transfers and Servicing topic of the ASC. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Proceeds from the transfer of receivables through the program totaled $60 million and $36 million for the first three months of fiscal years 2010 and 2009, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $8 million and $6 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $149 million as of Nov. 30, 2009. The loan balance outstanding for these programs was $149 million and $160 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. There were no delinquent loans as of Nov. 30, 2009, and there were delinquent loans of $2 million as of Aug. 31, 2009.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs with financial institutions in the United States, Europe and Argentina. Proceeds from the payment of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $66 million and $36 million for the first three months of fiscal years 2010 and 2009, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $3 million and $5 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $90 million as of Nov. 30, 2009. The loan balance outstanding for these programs was $96 million and $48 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively.
In August 2009, Monsanto entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. The gross amount of receivables sold totaled $2 million for the first three months of fiscal year 2010. The agreement includes recourse provisions and thus a liability was established at the time of sale which approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Nov. 30, 2009, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $8 million as of Nov. 30, 2009. The outstanding balance of the receivables sold was $131 million and $319 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. There were no delinquent accounts as of Nov. 30, 2009, or Aug. 31, 2009.
Monsanto also sells accounts receivable in European regions, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $13 million and $1 million for the first three months of fiscal years 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Nov. 30, 2009, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreements was $39 million as of Nov. 30, 2009. The outstanding balance of the receivables sold was $41 million and $57 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. There were no delinquent loans as of Nov. 30, 2009, or Aug. 31, 2009.
NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

Three months ended
(Dollars in millions)	Nov. 30, 2009

Restructuring Charges, Net(1)(2)	$(14)

Loss from Continuing Operations Before Income Taxes	(14)
Income Tax Benefit	1

Net Loss	$(13)

(1)	The $14 million of restructuring charges were split by segment as follows: $11 million in Agricultural Productivity and $3 million in Seeds and Genomics.

(2)	The restructuring charges for the three months ended Nov. 30, 2009, include reversals of $2 million related to the 2009 Restructuring Plan.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. The company created a separate division for its ROUNDUP and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within our vegetables business. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. The plan is expected to be completed by the end of fiscal year 2010.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table displays the pretax charges of $14 million incurred by segment under the 2009 Restructuring Plan for the first quarter ended Nov. 30, 2009, as well as the cumulative pretax charges of $420 million under the 2009 Restructuring Plan.

	Three Months Ended Nov. 30, 2009			Cumulative Amount through Nov. 30, 2009
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$1	$10	$11	$176	$73	$249
Facility Closures / Exit Costs	1	1	2	4	48	52
Asset Impairments
Property, plant and equipment	1	—	1	32	4	36
Inventory	—	—	—	24	—	24
Other intangible assets	—	—	—	59	—	59

Total Restructuring Charges	$3	$11	$14	$295	$125	$420

The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC, therefore severance charges incurred in connection with the 2009 Restructuring Plan are accounted for when probable and estimable as required under the Compensation — Nonretirement Postemployment Benefits topic of the ASC.
In first quarter 2010, pretax restructuring charges of $14 million were recorded, primarily relating to work force reductions in Europe.
The following table summarizes the activities related to the company’s 2009 Restructuring Plan. See Note 3 — Business Combinations — for restructuring reserves related to acquisitions.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Beginning Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in first quarter 2010	11	2	1	14
Cash payments	(77)	(2)	—	(79)
Asset impairments and write-offs	—	—	(1)	(1)
Foreign currency impact	3	—	—	3

Ending Liability as of Nov. 30, 2009	$153	$50	$—	$203

NOTE 6. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $174 million and $162 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively.
Long-term receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $185 million and $172 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 7. INVENTORY

Components of inventory are:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2009	2009

Finished Goods	$1,663	$1,362
Goods In Process	1,562	1,340
Raw Materials and Supplies	500	417

Inventory at FIFO Cost	3,725	3,119
Excess of FIFO over LIFO Cost	(165)	(185)

Total	$3,560	$2,934

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2010, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2009	$3,156	$62	$3,218
Acquisition Activity (see Note 3)	8	—	8
Effect of Foreign Currency Translation Adjustments and Other	46	—	46

Balance as of Nov. 30, 2009	$3,210	$62	$3,272

In first quarter 2010, goodwill increased due to the 2010 acquisition and the updating of the preliminary purchase price allocations for some of the 2009 acquisitions.
Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2009			As of Aug. 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,186	$(618)	$568	$1,172	$(604)	$568
Acquired Biotechnology Intellectual Property	835	(609)	226	829	(589)	240
Trademarks	352	(84)	268	345	(81)	264
Customer Relationships	332	(97)	235	317	(88)	229
Other	116	(43)	73	110	(40)	70

Total	$2,821	$(1,451)	$1,370	$2,773	$(1,402)	$1,371

The increases in other intangible assets during the three months ended Nov. 30, 2009, primarily resulted from the acquisition of Seminium described in Note 3 — Business Combinations.
Total amortization expense of other intangible assets was $40 million in first quarter of fiscal year 2010 and $33 million in first quarter of fiscal year 2009. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of Nov. 30, 2009, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 9. INVESTMENTS AND EQUITY AFFILIATES

Investments
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Nov. 30, 2009, and Aug. 31, 2009, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $30 million and $25 million, respectively. Net unrealized losses (net of deferred taxes) of $3 million and $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Nov. 30, 2009, and Aug. 31, 2009, respectively.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Nov. 30, 2009, and Aug. 31, 2009, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $62 million and $60 million, respectively. In first quarter 2010, Monsanto purchased $19 million of inventory from the seed supplier and there were no sales of inventory to the seed supplier. As of Nov. 30, 2009, there was no payment due to the seed supplier while the amount payable as of Aug. 31, 2009, was $84 million, recorded in accounts payable in the Condensed Statement of Consolidated Financial Position. As of Nov. 30, 2009, and Aug. 31, 2009, prepayments of $4 million and $5 million, respectively, were included in other current assets in the Condensed Statements of Consolidated Financial Position related to inventory that will be delivered in fiscal year 2010.
NOTE 10. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded in the first three months of fiscal years 2010 and 2009. As of Nov. 30, 2009, and Aug. 31, 2009, the remaining receivable balance is $480 million and $543 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Nov. 30, 2009, and Aug. 31, 2009, the remaining deferred revenue balance is $456 million and $476 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $4 million and $5 million for the three months ended Nov. 30, 2009, and Nov. 30, 2008, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Nov. 30, 2009, and Aug. 31, 2009, the remaining receivable and deferred revenue balance is $70 million related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables and long-term deferred revenue on the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables and deferred revenue. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and was less than $1 million for the three months ended Nov. 30, 2009 and Nov. 30, 2008.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 11. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During first quarter 2010 statutes expired in several jurisdictions and an audit was completed in an ex-U.S. jurisdiction. Primarily as a result of these items, Monsanto recorded a tax benefit of $16 million in first quarter 2010.
During first quarter 2009 several domestic tax matters were resolved favorably. On Oct. 3, 2008, the retroactive extension of the research and development credit was enacted as part of the Emergency Economic Stabilization Act of 2008. During first quarter 2009 Monsanto recorded a tax benefit of $44 million primarily as a result of these items.
NOTE 12. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $485 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized gains net of tax of $7 million and $9 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Nov. 30, 2009, and Aug. 31, 2009, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
As of first quarter 2010, Monsanto had commercial paper borrowings outstanding of $195 million which is included in short-term debt on the Condensed Statement of Consolidated Financial Position.
The fair value of the total short-term debt was $281 million and $79 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. The fair value of the total long-term debt was $1,878 million and $1,863 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively.
NOTE 13. FAIR VALUE MEASUREMENTS

Effective Sept. 1, 2008, Monsanto adopted a standard which provides a framework for measuring fair value. The standard also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. The standard requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. Monsanto did not have any deferred gains or losses at inception of derivative contracts and therefore no adjustment to opening retained earnings was made upon adoption of the standard.
Monsanto determines the fair market value of its financial assets and liabilities based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. The company uses the fair value hierarchy established in the Fair Value Measurements and Disclosures topic of the ASC, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy contains three levels as follows, with Level 3 representing the lowest level of input:
     Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Nov. 30, 2009, and Aug. 31, 2009. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Nov. 30, 2009 Using
			Cash Collateral	Net
(Dollars in millions)	Level 1	Level 2	Offset(1)	Balance

Assets at Fair Value:
Cash Equivalents	$166	$—	$—	$166
Equity Securities	30	—	—	30
Derivative Assets Related to:
Foreign Currency	—	17	—	17
Interest Rates	—	11	—	11
Commodities	39	—	(39)	—

Total Assets at Fair Value	$235	$28	$(39)	$224

Liabilities at Fair Value:
Derivative Liabilities Related to:
Foreign Currency	—	17	—	17
Commodities	12	21	(12)	21

Total Liabilities at Fair Value	$12	$38	$(12)	$38

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2009 Using
			Cash Collateral	Net
(Dollars in millions)	Level 1	Level 2	Offset(1)	Balance

Assets at Fair Value:
Cash Equivalents	$1,548	$—	$—	$1,548
Equity Securities	25	—	—	25
Derivative Assets Related to:
Foreign Currency	—	34	—	34
Interest Rates	—	14	—	14
Commodities	2	—	(2)	—

Total Assets at Fair Value	$1,575	$48	$(2)	$1,621

Liabilities at Fair Value:
Derivative Liabilities Related to:
Foreign Currency	—	37	—	37
Commodities	93	31	(93)	31

Total Liabilities at Fair Value	$93	$68	$(93)	$68

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a nonrecurring basis, were required prospectively beginning Sept. 1, 2009. During the three months ended Nov. 30, 2009, there were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values as of Nov. 30, 2009, and Aug. 31, 2009.
NOTE 14. FINANCIAL INSTRUMENTS

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

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 21 months for foreign-currency hedges, 52 months for commodity hedges and 33 months for interest rate hedges. During the next 12 months, a pretax net loss of approximately $64 million will be reclassified from other comprehensive income into earnings. During the three months ended Nov. 30, 2009, a loss of $4 million was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three months ended Nov. 30, 2008.
Fair-Value Hedges
The company uses commodity futures and options contracts as fair-value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as a fair-value hedge, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with the Derivatives and Hedging topic of the ASC, had an immaterial effect on earnings in the three months ended Nov. 30, 2009, and Nov. 30, 2008. No fair-value hedges were discontinued during the three months ended Nov. 30, 2009, or Nov. 30, 2008.
Net Investment Hedges
In order to protect itself against adverse changes in the Brazilian real, the company may, from time to time, hedge a portion of its net investment in Brazilian subsidiaries. Gains or losses on derivative instruments that are designated as a net investment hedge are included in accumulated foreign currency translation adjustment and reclassified into earnings in the period during which the hedged net investment is sold or liquidated.
Derivatives Not Designated as Hedging Instruments
The company uses foreign-currency contracts to hedge the effects of fluctuations in exchange rates on foreign-currency-denominated third-party and intercompany receivables and payables. Both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The company uses commodity option contracts to hedge anticipated cash payments to corn growers in Mexico and Brazil, which can fluctuate based on changes in corn price. Because these option contracts do not meet the provisions specified by the Derivatives and Hedging topic of the ASC, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2009, and Aug. 31, 2009, were as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2009	2009

Derivatives Designated as Hedges:
Foreign Exchange Contracts	$620	$718
Commodity Contracts	653	716
Interest Rate Contracts	250	250

Total Derivatives Designated as Hedges	$1,523	$1,684

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	$1,169	$1,391
Commodity Contracts	1	1

Total Derivatives Not Designated as Hedges	$1,170	$1,392

The fair values of the company’s derivative instruments outstanding as of Nov. 30, 2009, and Aug. 31, 2009, were as follows:

	Balance Sheet Location	Fair Value(1)
		As of Nov. 30,	As of Aug. 31,
(Dollars in millions)		2009	2009

Asset Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	$7	$14
Foreign Exchange Contracts	Other assets	6	13
Commodity Contracts	Other current assets(2)	27	1
Commodity Contracts	Other assets(2)	12	1
Interest Rate Contracts	Other assets	11	14

Total Derivatives Designated as Hedges		63	43

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous receivables	4	7

Total Derivatives Not Designated as Hedges		4	7

Total Asset Derivatives		$67	$50

Liability Derivatives:
Derivatives Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	$10	$10
Commodity Contracts	Other current assets(2)	12	85
Commodity Contracts	Other assets(2)	—	7
Commodity Contracts	Miscellaneous short-term accruals	12	19
Commodity Contracts	Other liabilities	9	12

Total Derivatives Designated as Hedges		43	133

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts	Miscellaneous short-term accruals	7	27
Commodity Contracts	Other current assets(2)	—	1

Total Derivatives Not Designated as Hedges		7	28

Total Liability Derivatives		$50	$161

(1)	The carrying values of Monsanto’s derivative instruments approximate fair value.

(2)	As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 13 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2009 and Aug. 31, 2009.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments for the three months ended Nov. 30, 2009, were as follows:

	Amount of Gain (Loss)
	Recognized in AOCI (1)	Amount of Gain (Loss)	Income Statement
(Dollars in millions)	(Effective Portion)	Recognized in Income(2)(3)	Classification

Derivatives Designated as Hedges:
Fair-Value Hedges:
Commodity Contracts(4)		$(5)	Cost of goods sold
Cash Flow Hedges:
Foreign Exchange Contracts	$(5)	1	Net sales
Foreign Exchange Contracts	(9)	7	Cost of goods sold
Commodity Contracts	73	(14)	Cost of goods sold
Interest Rate Contracts	(4)	(2)	Interest expense
Net Investment Hedges:
Foreign Exchange Contracts	(3)	—	N/A(5)

Total Derivatives Designated as Hedges	52	(13)

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts(6)		(8)	Other expense, net
Commodity Contracts		—	Cost of goods sold

Total Derivatives Not Designated as Hedges		(8)

Total Derivatives	$52	$(21)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Loss on commodity cash flow hedges includes a gain from ineffectiveness of $2 million, and a loss from discontinued hedges of $4 million for the three months ended Nov. 30, 2009. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2009.

(4)	Loss on commodity fair value hedges is offset by a gain on the underlying hedged inventory of $5 million for the three months ended Nov. 30, 2009. A loss from ineffectiveness of less than $1 million during the three months ended Nov. 30, 2009, was included in cost of goods sold.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction gain of $5 million during the three months ended Nov. 30, 2009.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position on Nov. 30, 2009, is $34 million, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2009, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
Monsanto regularly evaluates its business practices to minimize its credit risk. During the three months ended Nov. 30, 2009, and Nov. 30, 2008, the company engaged multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.
NOTE 15. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Nov. 30, 2009			Three Months Ended Nov. 30, 2008
Pension Benefits	Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$13	$2	$15	$12	$2	$14
Interest Cost on Benefit Obligation	25	4	29	27	4	31
Assumed Return on Plan Assets	(32)	(4)	(36)	(30)	(4)	(34)
Amortization of Unrecognized Net Loss	14	1	15	10	—	10

Total Net Periodic Benefit Cost	$20	$3	$23	$19	$2	$21

Health Care and Other Postretirement Benefits	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008

Service Cost for Benefits Earned During the Period	$3	$3
Interest Cost on Benefit Obligation	4	5
Amortization of Unrecognized Net Gain	(4)	(4)

Total Net Periodic Benefit Cost	$3	$4

Monsanto contributed $75 million and $15 million to its U.S. qualified plan and $3 million and $2 million to plans outside the United States in each of the three month periods ended Nov. 30, 2009, and Nov. 30, 2008, respectively. As of Nov. 30, 2009, management expects to make additional contributions of approximately $35 million and $19 million to the company’s pension plans in the United States and outside the United States, respectively, in fiscal year 2010.
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

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

was completed in accordance with the best interests of plan participants. A liability of $53 million and $52 million is due to the Monsanto ESOP from the company and is included in other liabilities on the Condensed Statements of Financial Position as of Nov. 30, 2009, and Aug. 31, 2009, respectively, related to this restructuring and the 2004 ESOP enhancement.
NOTE 16. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2009, and Nov. 30, 2008. Stock-based compensation cost capitalized in inventory was $7 million as of Nov. 30, 2009, and Aug. 31, 2009.

	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008

Cost of Goods Sold	$4	$4
Selling, General and Administrative Expenses	15	16
Research and Development Expenses	5	6

Pre-Tax Stock-Based Compensation Expense	24	26
Income Tax Benefit	(8)	(9)

Net Stock-Based Compensation Expense	$16	$17

During the three months ended Nov. 30, 2009, Monsanto granted 3,249,030 stock options and 260,525 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP during the first quarter of fiscal year 2010. In addition, during the three months ended Nov. 30, 2009, 17,970 shares of deferred stock and 1,190 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the three months ended Nov. 30, 2009, was $24.05 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $120 million as of Nov. 30, 2009, and will be recognized as expense over a weighted-average period of 2.4 years.
The weighted-average grant-date fair value of restricted stock units granted during the first quarter of fiscal year 2010 was $70.61 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $1 million and $85 million, respectively, as of Nov. 30, 2009, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.7 years and 2.8 years, respectively, as of Nov. 30, 2009. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the three months ended Nov. 30, 2009 was $81.94, per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Nov. 30, 2009, and will be recognized as expense over a weighted-average period of one year.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 17. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized.

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2009	2009

Accumulated Foreign Currency Translation Adjustments	$78	$(141)
Net Unrealized Loss on Investments, Net of Tax	(3)	(6)
Net Accumulated Derivative Loss, Net of Tax	(67)	(101)
Postretirement Benefit Plan Activity, Net of Tax	(493)	(496)

Accumulated Other Comprehensive Loss	$(485)	$(744)

NOTE 18. EARNINGS (LOSS) PER SHARE

Basic (loss) earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. In the three months ended Nov. 30, 2009, basic loss per share and diluted loss per share were the same because the effect of dilutive potential securities would have been antidilutive as the company generated a loss from continuing operations. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 5.0 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive as of Nov. 30, 2008.
Effective Sept. 1, 2009, the company retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC. The adoption of this standard increased the weighted average number of basic and diluted shares by 0.6 million and 0.2 million, respectively, for the three months ended Nov. 30, 2008, but did not change net income per share on the consolidated financial statements.

	Three Months Ended Nov. 30,
	2009	2008

Weighted-Average Number of Common Shares	545.6	548.8
Dilutive Potential Common Shares	—	8.8

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008

Interest	$30	$18
Taxes	57	97

NOTE 20. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $267 million and $262 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
Litigation: The above liability includes amounts related to certain third-party litigation with respect to Monsanto’s business, as well as tort litigation related to Pharmacia’s former chemical business, including lawsuits involving polychlorinated biphenyls (PCBs), dioxins, and other chemical and premises liability litigation. Additional matters that are not reflected in the liability may arise in the future, and Monsanto may manage, settle, or pay judgments or damages with respect thereto in order to mitigate contesting potential liability. Following is a description of one of the more significant litigation matters reflected in the liability.
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Carter and Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) cases as class action matters. The court has set a trial date of April 4, 2011, for the Bibb class action.

In October 2007 and November 2009, a total of approximately 200 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. These cases allege personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. Monsanto has agreed to accept the tenders of defense in the matters by Pharmacia, Solutia, Akzo Nobel and Flexsys America under a reservation of rights.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims.
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe, and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2009. Disclosures regarding these guarantees made by Monsanto can be found in Note 25 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
NOTE 21. SEGMENT INFORMATION

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

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2010.
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008

Net Sales(1)
Corn seed and traits	$569	$628
Soybean seed and traits	201	212
Cotton seed and traits	59	47
Vegetable seeds	173	157
All other crops seeds and traits	29	55

Total Seeds and Genomics	$1,031	$1,099

ROUNDUP and other glyphosate-based herbicides	$509	$1,359
All other agricultural products	157	191

Total Agricultural Productivity	$666	$1,550

Total	$1,697	$2,649

EBIT(2)(3)(4)
Seeds and Genomics	$(57)	$65
Agricultural Productivity	34	673

Total	$(23)	$738

Depreciation and Amortization Expense
Seeds and Genomics	$110	$103
Agricultural Productivity	34	32

Total	$144	$135

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income of $5 million and $18 million from discontinued operations for first quarter 2010 and 2009, respectively.

(4)	EBIT includes restructuring charges for first quarter 2010. See Note 5 – Restructuring – for additional information.
A reconciliation of EBIT to net income for each quarter follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008

EBIT(1)	$(23)	$738
Interest Expense (Income) — Net	28	(2)
Income Tax (Benefit) Provision(2)	(32)	184

Net (Loss) Income Attributable to Monsanto Company	$(19)	$556

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax (benefit) provision from continuing operations, the income tax (benefit) provision on noncontrolling interest and the income tax provision on discontinued operations.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 22. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the three months ended Nov. 30, 2008, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale. During the three months ended Nov. 30, 2009, income from operations of discontinued businesses included a $5 million pre-tax gain related to the sale of assets.
NOTE 23. SUBSEQUENT EVENTS

Monsanto has evaluated subsequent events, as defined by the Subsequent Events topic of the ASC, through the date that the financial statements were issued on Jan. 8, 2010.
On Dec. 7, 2009, the board of directors declared a quarterly dividend on the company’s common stock of 26.5 cents per share. The dividend is payable on Jan. 29, 2010, to shareowners of record on Jan. 8, 2010.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
In the fourth quarter of 2008, we entered into an agreement to divest the Dairy business. This transaction was consummated on Oct. 1, 2008. As a result, financial statements have been prepared in compliance with the provisions of the Property, Plant and Equipment topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Accordingly, the Statements of Consolidated Operations have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment. See Note 22 — Discontinued Operations — for further details.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009. Financial information for the first three months of fiscal year 2010 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21 — Segment Information — for a reconciliation of EBIT to net income for the three months ended Nov. 30, 2009, and Nov. 30, 2008.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity, and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash (required) provided by operating activities and net cash (required) provided  by investing activities on the Statements of Consolidated Cash Flows.
Executive Summary
Consolidated Operating Results — Net sales decreased $952 million, or 36 percent, in the three-month comparison. This decline was primarily a result of decreased sales of ROUNDUP and other glyphosate-based herbicides primarily in Brazil and Europe. Net (loss) income in first quarter 2010 was a loss of $0.03 per share, compared with income of $1.00 per share in first quarter 2009.
Financial Condition, Liquidity, and Capital Resources — In first quarter 2010, net cash required by operating activities was $1,414 million, compared with a source of cash of $114 million in the prior-year quarter. Net cash required by investing activities was $197 million in first quarter 2010 compared with a source of cash of $10 million in first quarter 2009. Free cash flow was a negative $1,611 million in first quarter 2010 compared with a positive $124 million in the prior-year quarter. This decrease is primarily because of lower sales in first quarter 2010 than first quarter 2009 reducing net income, the timing of collections and the sale of the Dairy business in the prior year first quarter.
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
We plan to grow our vegetable seeds business. We have applied our molecular breeding and marker capabilities to our library of vegetable germplasm. In the future, we will continue to focus on accelerating the potential growth of this business and executing our business plans.
ROUNDUP herbicides remain the largest crop protection brand globally. Previous periods had seen increasing global demand and higher raw material costs in the glyphosate market in a time of tight supply, causing a period of higher prices. More recently the significant supply of lower priced generics has caused increased competitive pressure in the market and an anticipated decline in the business. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2009.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

RESULTS OF OPERATIONS — FIRST QUARTER FISCAL YEAR 2010

	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2009	2008	Change

Net Sales	$1,697	$2,649	(36)%
Gross Profit	739	1,550	(52)%
Operating Expenses:
Selling, general and administrative expenses	496	550	(10)%
Research and development expenses	267	252	6%
Restructuring charges, net	14	—	NM

Total Operating Expenses	777	802	(3)%

(Loss) Income from Operations	(38)	748	(105)%
Interest expense	39	23	70%
Interest income	(11)	(25)	(56)%
Other (income) expense — net	(12)	26	(146)%

(Loss) Income from Continuing Operations Before Income Taxes	(54)	724	(107)%
Income tax (benefit) provision	(30)	176	(117)%

(Loss) Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	(24)	548	(104)%

Discontinued Operations:
Income from operations of discontinued businesses	5	18	(72)%
Income tax provision	—	8	NM

Income on Discontinued Operations	5	10	(50)%

Net (Loss) Income	$(19)	$558	(103)%

Less: Net income attributable to noncontrolling interest	—	(2)	NM

Net (Loss) Income Attributable to Monsanto Company	$(19)	$556	(103)%

Diluted (Loss) Earnings per Share Attributable to Monsanto Company:
(Loss) income from continuing operations	$(0.04)	$0.98	(104)%
Income on discontinued operations	0.01	0.02	(50)%

Net (Loss) Income	$(0.03)	$1.00	(103)%

NM = Not Meaningful

Effective Tax Rate	56%	24%
Comparison as a Percent of Net Sales:
Gross profit	44%	59%
Selling, general and administrative expenses	29%	21%
Research and development expenses (excluding acquired IPR&D)	16%	10%
Total operating expenses	46%	30%
(Loss) income from continuing operations before income taxes	(3)%	27%
Net (loss) income attributable to Monsanto Company	(1)%	21%

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales decreased 36 percent in first quarter 2010 from the same quarter a year ago. Our Seeds and Genomics segment net sales declined 6 percent, and our Agricultural Productivity segment net sales declined 57 percent. The following table presents the percentage changes in first quarter 2010 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Quarter 2010 Percentage Change in Net Sales vs. First Quarter 2009
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	(6)%	(1)%	1%	(6)%	—	(6)%
Agricultural Productivity Segment	(16)%	(40)%	(1)%	(57)%	—	(57)%
Total Monsanto Company	(12)%	(24)%	—	(36)%	—	(36)%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2010 and 2009. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit decreased 52 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company decreased 15 points to 44 percent in first quarter 2010 primarily driven by the decrease in ROUNDUP and other glyphosate-based herbicides average net selling prices. Gross profit percentage in the Seed and Genomics Segment decreased four percentage points to 58 percent in first quarter 2010. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment decreased 35 percentage points to 21 percent in first quarter 2010. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses decreased 3 percent, or $25 million, in first quarter 2010 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses decreased 10 percent primarily because of lower spending for marketing, administrative functions and incentives. R&D expenses increased 6 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A expenses increased 8 percentage points to 29, and R&D expenses increased six percentage points to 16.
Interest expense increased $16 million in the three-month comparison as a result of increased customer financing activity and programs during first quarter 2010 compared to the prior year first quarter.
Interest income changed $14 million in the quarter-over-quarter comparison because of lower average cash balances in the United States and Brazil in first quarter 2010.
Other (income) expense — net was income of $12 million in first quarter 2010, compared with expense of $26 million in the prior-year quarter. The change occurred due to the gain recorded on the Seminium acquisition as well as a decline in foreign currency losses in the current year.
Income tax (benefit) provision was $(30) million in first quarter 2010, a decrease of $206 million over the prior-year quarter primarily as a result of the decrease in pretax income from continuing operations. The effective tax rate increased to 56 percent from 24 percent in first quarter 2009. First quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $16 million. The majority of this benefit resulted from the expiration of statutes in several jurisdictions and the resolution of an ex-U.S. audit. In addition, the effective tax rate for first quarter 2010 was affected by restructuring charges in low tax rate jurisdictions. First quarter 2009 included several discrete tax adjustments resulting in a tax benefit of $44 million. The majority of this benefit was the result of the resolution of several domestic tax matters and the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

Without these items, our effective tax rate for first quarter 2010 would still have been higher than the 2009 rate, primarily driven by a shift in our projected earnings mix to higher tax rate jurisdictions.
SEEDS AND GENOMICS SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008	Change

Net Sales
Corn seed and traits	$569	$628	(9)%
Soybean seed and traits	201	212	(5)%
Cotton seed and traits	59	47	26%
Vegetable seeds	173	157	10%
All other crops seeds and traits	29	55	(47)%

Total Net Sales	$1,031	$1,099	(6)%

Gross Profit
Corn seed and traits	$304	$403	(25)%
Soybean seed and traits	139	145	(4)%
Cotton seed and traits	33	26	27%
Vegetable seeds	112	80	40%
All other crops seeds and traits	9	24	(63)%

Total Gross Profit	$597	$678	(12)%

EBIT(1)	$(57)	$65	(188)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2010

Net sales of corn seed and traits decreased 9 percent, or $59 million, in the three-month comparison, primarily because of lower sales in Brazil due to a decrease in volumes. In addition, there were lower sales of Mexico corn seed and traits, primarily due to earlier demand in the season. Offsetting these decreases, net sales of corn seed and traits increased in the U.S. because of higher volumes and demand.
All other crops seeds and traits net sales decreased 47 percent, or $26 million, in the first three months of 2010 primarily because of the divestiture of our global sunflower assets in August 2009.
The net sales decreases discussed throughout this section resulted in $81 million lower gross profit in first quarter 2010. Gross profit as a percent of sales for this segment decreased 4 percentage points in the quarter-over-quarter comparison to 58 percent. This decline was primarily driven by corn in the United States as we experienced a channel shift to more seed and trait sales as opposed to primarily trait sales during the first quarter 2010.
EBIT for the Seeds and Genomics segment decreased $122 million to a loss of $57 million in first quarter 2010.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008	Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$509	$1,359	(63)%
All other agricultural productivity products	157	191	(18)%

Total Net Sales	$666	$1,550	(57)%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$87	$804	(89)%
All other agricultural productivity products	55	68	(19)%

Total Gross Profit	$142	$872	(84)%

EBIT(1)	$34	$673	(95)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2010

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 63 percent, or $850 million, in the three-month comparison, especially in Brazil, Europe and the United States. The average net selling price decreased in most regions in first quarter 2010 compared to first quarter 2009 due to a previously announced price decrease on our products. Further contributing to the decline is decreased sales volumes of ROUNDUP and other glyphosate-based herbicides of 14 percent in first quarter 2010 from first quarter 2009, primarily in Canada, Europe and Brazil.
The net sales decreases discussed throughout this section resulted in $730 million lower gross profit in first quarter 2010. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 35 percentage points to 21 percent in first quarter 2010 because of lower average selling prices for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment decreased $639 million to $34 million in first quarter 2010.
RESTRUCTURING

Restructuring charges were recorded in the Statement of Consolidated Operations as follows:

Three Months Ended
Nov. 30,
(Dollars in millions)	2009

Restructuring Charges, Net(1) (2)	$(14)

Loss from Continuing Operations Before Income Taxes	(14)
Income Tax Benefit	1

Net Loss	$(13)

(1)	The $14 million of restructuring charges were split by segment as follows: $11 million in Agricultural Productivity and $3 million in Seeds and Genomics.

(2)	The restructuring charges for the three months ended Nov. 30, 2009, include reversals of $2 million related to the 2009 Restructuring Plan.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. We created a separate division for our ROUNDUP and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our Vegetables business. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

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
The following table displays the pretax charges of $14 million incurred by segment under the 2009 Restructuring Plan for the three months ended Nov. 30, 2009.

	Three Months Ended Nov. 30, 2009			Cumulative Amount through Nov. 30, 2009
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$1	$10	$11	$176	$73	$249
Facility Closures / Exit Costs	1	1	2	4	48	52
Asset Impairments
Property, plant and equipment	1	—	1	32	4	36
Inventory	—	—	—	24	—	24
Other intangible assets	—	—	—	59	—	59

Total Restructuring Charges	$3	$11	$14	$295	$125	$420

Our written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC, therefore severance charges incurred in connection with the 2009 Restructuring Plan are accounted for when probable and estimable as required under the Compensation – Nonretirement Postemployment Benefits topic of the ASC.
In first quarter 2010, pretax restructuring charges of $14 million were recorded, primarily relating to work force reductions in Europe.
The actions related to this restructuring plan are expected to produce annual cost savings of $220 million to $250 million, primarily in cost of goods sold and SG&A. Approximately one-third of these savings will be recognized in fiscal year 2010, with the full benefit realized in 2011.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except current ratio)	2009	2008	2009

Cash and Cash Equivalents	$471	$1,342	$1,956
Trade Receivables, Net	2,012	1,751	1,556
Inventory, Net	3,560	3,012	2,934
Other Current Assets(1)	1,388	1,384	1,437

Total Current Assets	$7,431	$7,489	$7,883

Short-Term Debt	$281	$70	$79
Accounts Payable	765	804	676
Accrued Liabilities(2)	2,308	3,044	3,001

Total Current Liabilities	$3,354	$3,918	$3,756

Working Capital(3)	$4,077	$3,571	$4,127
Current Ratio(3)	2.22:1	1.91:1	2.10:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Nov. 30, 2009, compared with Aug. 31, 2009: Working capital decreased $50 million between Aug. 31, 2009, and Nov. 30, 2009, because of the following factors:
•	Cash and cash equivalents decreased $1,485 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Grower production accruals increased $247 million representing amounts payable to farmers who grow seed for us. This increase is also consistent with the seasonality of our business.
These decreases to working capital between Aug. 31, 2009, and Nov. 30, 2009, were significantly offset by the following factors:
•	Trade receivables increased $456 million due to normal ongoing sales activity.

•	Inventory increased $626 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2009.

•	Accrued marketing programs decreased $567 million due to a decrease in current year Agricultural Productivity sales.

•	Dividends payable decreased $145 million due to the payment of the quarterly dividend on Oct. 30, 2009.

•	Customer payable decreased $307 million during the three months ended Nov. 30, 2009, due to payments to our customers for prior season overpayments.
Nov. 30, 2009, compared with Nov. 30, 2008: Working capital increased $506 million between Nov. 30, 2009, and Nov. 30, 2008. The following factors increased working capital as of Nov. 30, 2009, compared with Nov. 30, 2008:
•	Trade receivables increased $261 million due to an extension of terms for our glyphosate business compared to terms in the prior year.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

•	Inventory increased $548 million primarily because of higher corn inventory carryover and increased costs.

•	Accrued liabilities decreased $736 million primarily due to a change in the U.S. customer prepayment date that was shifted from the month of November to the month of December. This change in the timing of the seed prepay program drove a decrease in the deferred revenue balance. In addition, market funding accruals related to current year sales decreased due to the decline in sales and grower production accruals decreased as less seed volumes were produced this period.
These working capital increases were partially offset by the following factors:
•	Cash and cash equivalents decreased $871 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009, for further details of this decrease.

•	Short-term debt increased $211 million due to commercial paper of $195 million outstanding at the end of Nov. 30, 2009, compared to zero as of Nov. 30, 2008.

•	Restructuring reserves increased $221 million due to the 2009 Restructuring Plan.
Customer Financing Programs: We previously established a revolving financing program of up to $250 million, which allowed certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. We received $122 million in first quarter 2009 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originated these customer loans on behalf of the third-party specialty lender, a special-purpose entity (SPE) that we consolidated, using our credit and other underwriting guidelines approved by the lender. We serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special-purpose entity (QSPE). We had no ownership interest in the lender, in the QSPE, or in the loans. We accounted for this transaction as a sale, in accordance with the Transfers and Servicing topic of the ASC. There were no loan balances outstanding as of Nov. 30, 2009, and Aug. 31, 2009. The program was terminated in the third quarter of fiscal year 2009.
We have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $315 million) for selected customers in Brazil. These agreements qualify for sales treatment under the Transfers and Servicing topic of the ASC. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $60 million and $36 million of proceeds through these customer financing programs in the first three months of 2010 and 2009, respectively. The amount of loans outstanding was $149 million and $160 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $149 million as of Nov. 30, 2009. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $8 million and $6 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs with financial institutions in the United States, Europe and Argentina. Proceeds from the payment of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $66 million and $36 million of proceeds through these customer financing programs in the first three months of 2010 and 2009, respectively. The amount of loans outstanding was $96 million and $48 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $90 million as of Nov. 30,

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

2009. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $3 million and $5 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
In August 2009, we entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $2 million for the first three months of fiscal year 2010. The agreement includes recourse provisions and thus a liability was established at the time of sale which approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $2 million as of Nov. 30, 2009, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $8 million as of Nov. 30, 2009. The outstanding balance of the receivables sold was $131 million and $319 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively. There were no delinquent accounts as of Nov. 30, 2009.
We sell accounts receivable in European regions both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $13 million and $1 million for the first three months of 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Nov. 30, 2009, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreements was $39 million as of Nov. 30, 2009. The outstanding balance of the receivables sold was $41 million and $57 million as of Nov. 30, 2009, and Aug. 31, 2009, respectively.
Cash Flow

	Three Months Ended Nov. 30,
(Dollars in millions)	2009	2008

Net Cash (Required) Provided by Operating Activities	$(1,414)	$114
Net Cash (Required) Provided by Investing Activities	(197)	10

Free Cash Flow(1)	(1,611)	124

Net Cash Provided (Required) by Financing Activities	113	(258)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	(137)

Net Decrease in Cash and Cash Equivalents	(1,485)	(271)
Cash and Cash Equivalents at Beginning of Period	1,956	1,613

Cash and Cash Equivalents at End of Period	$471	$1,342

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash required by operating activities was $1,414 million in first quarter 2010 compared with cash provided by operating activities of $114 million in first quarter 2009. Cash required by the change in accounts payable and other accrued liabilities decreased $768 million in the three-month comparison because of lower commodity prices and reduced market funding compared with the prior year quarter. In addition, in the current year first quarter we have a net loss of $19 million compared to net income of $558 million in the prior year first quarter resulting in a change of $577 million in the three-month comparison. Further, the cash flow impact of accounts receivable decreased due to an extension of glyphosate terms and timing of collections. These decreases were partially offset by a change in cash provided by deferred revenue of $364 million which occurred primarily because of the introduction of the prepay program for ROUNDUP in Brazil in August 2008. This program did not reoccur in August 2009.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

Cash required by investing activities was $197 million in first quarter 2010 compared to a source of cash of $10 million in first quarter 2009. In first quarter 2009, we received proceeds of $300 million related to the sale of the Dairy business. Offsetting this increase in the prior year first quarter, our capital expenditures decreased $72 million in the three-month comparison, to $192 million due to less spending in the first three months of the current year.
The amount of cash provided by financing activities was $113 million in first quarter 2010 compared with a use of cash of $258 million in first quarter 2009. The net change in short-term financing was a source of cash of $295 million in first quarter 2010 compared with a use of cash of $59 million in the prior-year quarter primarily due to the commercial paper borrowings during the current quarter.
Capital Resources and Liquidity

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2009	2008	2009

Short-Term Debt	$281	$70	$79
Long-Term Debt	1,724	1,755	1,724
Total Shareowners’ Equity	10,286	9,082	10,056
Debt-to-Capital Ratio	16%	17%	15%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. Although the commercial paper market has not fully returned to historical levels, the market is available to those companies with high short-term credit ratings such as Monsanto’s. We anticipate accessing the commercial paper markets in 2010 for short periods of time to finance working capital needs and do not believe our options will be limited. We had $195 million of commercial paper borrowings outstanding during first quarter 2010.
Total debt outstanding increased $180 million between Nov. 30, 2008, and Nov. 30, 2009, primarily because we borrowed $195 million of commercial paper in first quarter 2010. The commercial paper was used to finance normal ongoing operations during the quarter.
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
Dividend: In December 2009, we declared a quarterly dividend of 26.5 cents payable on Jan. 29, 2010, to shareowners of record as of Jan. 8, 2010.
Capital Expenditures: We expect 2010 capital expenditures to be in the range of $750 million to $850 million compared with $916 million in 2009. The primary driver of this decrease is lower spending on projects to expand corn seed production facilities compared to prior year.
Intent to Purchase Chesterfield Village Research Center: In November 2009, we entered into an agreement to acquire Pfizer’s Chesterfield Village Research Center located in Chesterfield, MO. We plan to acquire the property for $435 million which will be paid over the next two calendar years.
Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the three months ended Nov. 30, 2008, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.
2010 Acquisition: In October 2009, we acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million for the quarter ended Nov. 30, 2009, and

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition.
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
2010 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2009, except as discussed above.
Off-Balance Sheet Arrangement
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 20 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings — for further information.
We have entered into various customer financing programs which are accounted for in accordance with the Transfers and Servicing topic of the ASC. See Note 4 — Customer Financing Programs — for further information.
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
Economic activity in the United States and globally appears to be recovering from the slowdown seen in fiscal year 2009. The instability in the global financial markets also appears to have eased, and while credit availability is still restrained, markets are relatively stable. Outside of the United States, our businesses will continue to face additional challenges related

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

to the risks inherent in operating in emerging markets. We expect to continue to monitor these developments and the challenges and issues they place on our business. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign-currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity.
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
We expect advanced breeding techniques combined with improved production practices and capital investments to continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable portfolio will focus on 23 crops. We plan to continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to growth in that business. The integration of De Ruiter has improved our abilities to develop and deliver new, innovative products to our broad customer base. The recent acquisition of Aly will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics in the near term. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple channel sales approach in the United States for corn and soybean seeds.
Commercialization of second-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2010, we expect that higher-value, stacked-trait products will represent a larger share of our total U.S. corn seed sales than they did in 2009. Acquisitions may also present near-term opportunities to increase penetration of our traits. We expect the competition in biotechnology to increase, as more competitors launch traits in the United States and internationally. However, we believe we will have a competitive advantage because we will be poised to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.
Approvals have been obtained in the United States and Canada, and key import countries of Japan, Korea, Taiwan, Australia and New Zealand for our next generation corn product GENUITY SMARTSTAX. We are awaiting an administrative step to be completed for the last key export market approval in Mexico. This new corn product contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests; it also provides tolerance to the herbicides glyphosate and glufosinate. GENUITY SMARTSTAX uses multiple modes of action for insect control, the proven means to enhance performance, reduce structured refuge and maintain long-term durability of corn insect-protected technology. The U.S. EPA and the Canadian Food Inspection Agency granted a reduction of structured farm refuge from 20 percent to 5 percent for GENUITY SMARTSTAX in the U.S. Corn Belt and Canada and from 50 percent to 20 percent for the U.S. Cotton Belt. GENUITY SMARTSTAX corn is anticipated to be launched in the United States in 2010. Global cultivation opportunities were expanded for corn and cotton with approval of BOLLGARD II Cotton in Brazil and field trials in Mexico and Pakistan.
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

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and BOLLGARD II, this business is currently operating under state governmental pricing directives that we believe limit near-term earnings growth from India.
In Brazil, notwithstanding continuing and varied legal challenges by private and governmental parties, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans) or our indemnification collection system (BOLLARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that these products protected by pipeline patents have the duration of the U.S. patent (2014 for ROUNDUP READY soybeans and 2011 for BOLLARD cotton), legal rulings have not consistently achieved that outcome. Continued commercial approval of new products such as the recently approved YIELDGARD VT PRO, YIELDGARD ROUNDUP READY 2 and YIELDGARD Corn Borer will provide the opportunity for a step change in contributions from seeds and traits. As noted above, YIELDGARD Corn Borer was approved recently, and was planted in the past growing season. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. While it is unlikely that old technology ROUNDUP READY soybeans could be subject to a system absent rulings of patent infringement from ongoing court cases in Europe, we do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for providing the technology. Three Spanish cases, which we have appealed, and a U.K. case have had adverse early results regarding the old technology ROUNDUP READY soybeans. We settled the U.K. case, and both we and the defendants have dismissed our appeals of that matter. The first case in Holland has now been referred to the European Court of Justice (ECJ) for an interpretation of the EU patent law for biotech products. It is likely that all other cases will now be stayed pending the outcome of the ECJ ruling in the Dutch case. The ECJ had a hearing on Dec. 15, 2009, and its Advocate General is expected to deliver his opinion on the case on March 9, 2010. The Court’s judgment should follow later in 2010. Meanwhile, we are continuing to discuss alternative arrangements with various Argentine stakeholders pertaining to new soybean and cotton trait products. However, we have no certainty that any of these discussions will lead to an income producing outcome.
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
Agricultural Productivity
We believe our ROUNDUP herbicide gross profit peaked in 2008 and will decline in 2010 in light of our previously announced U.S. price reduction and a global oversupply of low priced generic material. However, we believe the business will continue to generate a strong source of cash and gross profit. Prices of generic formulations of glyphosate herbicides increased during fiscal year 2008, but against a background of increased global supply and softening raw material prices, generic prices are now at or near historical lows in many of our key markets. We have experienced fluctuating demand in recent years, and we are increasing production capacity at our Luling, Louisiana, plant to meet the anticipated future demand for ROUNDUP. We will continue to actively manage our inventory and other costs.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

We have submitted a mine plan to the U.S. Bureau of Land Management (BLM) regarding a new phosphate ore mine near Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our ROUNDUP herbicides and licensed glyphosate. BLM is in the process of considering the public comments on its draft Environmental Impact Statement (EIS) for the mine. We anticipate receiving regulatory approvals for our new mine in calendar year 2010. However, we are aware that certain environmental groups have initiated litigation against other phosphate producers to disrupt and delay the permitting process.
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
Other Information
As discussed in Note 20 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, by its nature the estimation process is uncertain, given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.
The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2009. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q.
NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission).

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs will replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change. The ASC does not change GAAP and did not impact the company’s consolidated financial statements.
In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt this standard in fiscal year 2011. We are currently evaluating the impact of adoption on the consolidated financial statements.
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt this standard in fiscal year 2011. We are currently evaluating the impact of adoption on the consolidated financial statements.
In April 2009, the FASB issued a standard that extends the previous disclosure requirements about fair value of financial instruments to interim financial statements of publicly traded companies. This standard requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments. This standard is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, we adopted this standard in first quarter fiscal year 2010. See Note 12 — Debt and Other Credit Arrangements, Note 13 — Fair Value Measurements and Note 14 — Financial Instruments — for the disclosures required by this standard.
In December 2008, the FASB issued a standard that provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This standard is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, we will include the disclosure requirements of this standard in the Report on Form 10-K for the fiscal year ended Aug. 31, 2010. We are currently evaluating the disclosure impact of adopting this standard on the consolidated financial statements.
In February 2008, the FASB issued a standard that delayed the effective date of the new guidance regarding fair value measurement and disclosure for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, we adopted the additional requirements of the Fair Value Measurements and Disclosures topic of the ASC that were deferred by this standard in first quarter fiscal year 2010. The adoption of this standard did not have an impact on our consolidated financial statements. See Note 12 — Debt and Other Credit Arrangements and Note 13 — Fair Value Measurements — for additional discussion regarding fair value measurements.
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Statements of Consolidated Operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The provisions of the standard related to accounting for changes in ownership are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively. We adopted this standard on Sept. 1, 2009, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the consolidated financial statements, other than the following changes in presentation of noncontrolling interests:
•	Consolidated net (loss) income was recast to include net (loss) income attributable to both the company and noncontrolling interests in the Statements of Consolidated Operations.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

•	Noncontrolling interests were reclassified from other liabilities to equity, separate from the parent’s shareowners’ equity, in the Condensed Statements of Consolidated Financial Position.

•	The Statements of Consolidated Cash Flows now begin with net (loss) income (including noncontrolling interests) instead of net (loss) income attributable to Monsanto Company, with net (loss) income from noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash provided by operating activities.

•	Interim Statements of Consolidated Shareowners’ Equity and Comprehensive Income have been added to fulfill the disclosure requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Nov. 30, 2009 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. We believe we have meritorious legal arguments and will continue to represent our interests vigorously in all of the proceedings that we are defending or prosecuting. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 20 under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides new and updated information regarding certain other proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
Patent and Commercial Proceedings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, on Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation ROUNDUP READY technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum ® GAT ® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our ROUNDUP READY technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, which has been dismissed. A hearing was held on Oct. 15, 2009, to determine the schedule of proceedings regarding Pioneer’s announced intention to settle the claims for payment of $2 million. On Dec. 8, 2009, the Court declined to grant preliminary settlement class approval to the purported Pioneer settlement. The Court will conduct a single hearing to determine all class certification issues. No date is set for the class certification hearing.
Governmental Proceedings and Undertakings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $232 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

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
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2010 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of Shares	(d) Approximate Dollar
			(b) Average	Purchased as Part of	Value of Shares that May
	(a) Total Number of		Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased		per Share(1)	or Programs	the Plans or Programs

September 2009:
Sept. 1, 2009, through Sept. 30, 2009	136,807	(2)	$79.41	134,600	$520,541,424
October 2009:
Oct. 1, 2009, through Oct. 31, 2009	596,500		$74.99	596,500	$475,809,632
November 2009:
Nov. 1, 2009, through Nov. 30, 2009	111,600		$73.23	111,600	$467,637,236

Total	844,907		$75.47	842,700	$467,637,236

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 2,207 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
In April 2008, the board of directors authorized a repurchase program of up to $800 million of the company’s common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and will expire on Dec. 23, 2011. There were no other publicly announced plans outstanding as of Nov. 30, 2009.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Jan. 8, 2010

MONSANTO COMPANY	FIRST QUARTER 2010 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Monsanto Company Bylaws, as amended effective October 27, 2009 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed October 30, 2009, File No. 1-16167).

4	Omitted

11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings (Loss) Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13(a)-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.