Form 10-Q
period 2010-02-28
MONSANTO CO /NEW/
filed 2010-04-08
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 545,557,688 shares of Common Stock, $0.01 par value, outstanding as of April 1, 2010.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and six months ended Feb. 28, 2010, and Feb. 28, 2009, the Condensed Statements of Consolidated Financial Position as of Feb. 28, 2010, and Aug. 31, 2009, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2010, and Feb. 28, 2009, the Condensed Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the six months ended Feb. 28, 2010, and year ended Aug. 31, 2009, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009

Net Sales	$3,890	$4,035	$5,587	$6,684
Cost of goods sold	1,791	1,514	2,749	2,613

Gross Profit	2,099	2,521	2,838	4,071
Operating Expenses:
Selling, general and administrative expenses	512	522	1,008	1,072
Research and development expenses	279	265	546	517
Acquired in-process research and development	—	162	—	162
Restructuring charges, net	30	—	44	—

Total Operating Expenses	821	949	1,598	1,751
Income from Operations	1,278	1,572	1,240	2,320
Interest expense	41	26	80	49
Interest income	(14)	(18)	(25)	(43)
Other expense (income), net	2	32	(10)	58

Income from Continuing Operations Before Income Taxes	1,249	1,532	1,195	2,256
Income tax provision	360	440	330	616

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$889	$1,092	$865	$1,640

Discontinued Operations:
Income from operations of discontinued businesses	—	1	5	19
Income tax provision	—	—	—	8

Income on Discontinued Operations	—	1	5	11

Net Income	$889	$1,093	$870	$1,651

Less: Net income attributable to noncontrolling interest	2	1	2	3

Net Income Attributable to Monsanto Company	$887	$1,092	$868	$1,648

Amounts Attributable to Monsanto Company:
Income from continuing operations	$887	$1,091	$863	$1,637
Income on discontinued operations	—	1	5	11

Net Income Attributable to Monsanto Company	$887	$1,092	$868	$1,648

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.63	$1.99	$1.58	$2.99
Income on discontinued operations	—	0.01	0.01	0.02

Net Income	$1.63	$2.00	$1.59	$3.01

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.60	$1.96	$1.56	$2.94
Income on discontinued operations	—	0.01	0.01	0.02

Net Income	$1.60	$1.97	$1.57	$2.96

Weighted Average Shares Outstanding:
Basic	545.8	547.2	545.7	548.0
Diluted	553.4	555.5	553.4	556.5

Dividends Declared per Share	$0.53	$0.51	$0.53	$0.51
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 28,	As of Aug. 31,
(Dollars in millions, except share amounts)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$1,607	$1,956
Trade receivables, net	2,093	1,556
Miscellaneous receivables	634	654
Deferred tax assets	595	662
Inventory, net	3,199	2,934
Other current assets	117	121

Total Current Assets	8,245	7,883
Total property, plant and equipment	7,391	7,158
Less accumulated depreciation	3,704	3,549

Property, Plant and Equipment, Net	3,687	3,609
Goodwill	3,226	3,218
Other Intangible Assets, Net	1,313	1,371
Noncurrent Deferred Tax Assets	775	743
Long-Term Receivables, Net	468	557
Other Assets	532	496

Total Assets	$18,246	$17,877

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$114	$79
Accounts payable	673	676
Income taxes payable	266	79
Accrued compensation and benefits	185	263
Accrued marketing programs	667	934
Deferred revenues	601	219
Grower production accruals	208	139
Dividends payable	145	145
Customer payable	—	307
Restructuring reserves	197	286
Miscellaneous short-term accruals	623	629

Total Current Liabilities	3,679	3,756
Long-Term Debt	1,726	1,724
Postretirement Liabilities	720	793
Long-Term Deferred Revenue	444	488
Noncurrent Deferred Tax Liabilities	140	153
Long-Term Portion of Environmental and Litigation Liabilities	191	197
Other Liabilities	605	641
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 587,322,226 and 585,557,964 shares, respectively
Outstanding 545,569,237 and 545,407,427 shares, respectively	6	6
Treasury stock 41,752,989 and 40,150,537 shares, respectively, at cost	(1,701)	(1,577)
Additional contributed capital	9,815	9,695
Retained earnings	3,260	2,682
Accumulated other comprehensive loss	(674)	(744)
Reserve for ESOP debt retirement	(5)	(6)

Total Monsanto Company Shareowners’ Equity	10,701	10,056

Noncontrolling Interest	40	69

Total Shareowners’ Equity	10,741	10,125

Total Liabilities and Shareowners’ Equity	$18,246	$17,877

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009

Operating Activities:
Net Income	$870	$1,651
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	294	270
Bad-debt expense	26	49
Stock-based compensation expense	52	55
Excess tax benefits from stock-based compensation	(31)	(12)
Deferred income taxes	(62)	2
Restructuring charges, net	44	—
Equity affiliate income, net	(18)	(9)
Acquired in-process research and development	—	162
Net gain on sales of a business or other assets	(2)	(6)
Other items	38	(2)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(459)	(244)
Inventory, net	(241)	(972)
Deferred revenues	341	158
Accounts payable and other accrued liabilities	(323)	402
Restructuring cash payments	(124)	—
Pension contributions	(86)	(34)
Net investment hedge settlement	(4)	27
Other items	(59)	3

Net Cash Provided by Operating Activities	256	1,500

Cash Flows Required by Investing Activities:
Maturities of short-term investments	—	102
Capital expenditures	(342)	(461)
Acquisition of businesses, net of cash acquired	(23)	(273)
Purchases of long-term debt and equity securities	(8)	(7)
Technology and other investments	(14)	(26)
Proceeds from divestiture of a business	—	300
Other investments and property disposal proceeds	42	6

Net Cash Required by Investing Activities	(345)	(359)

Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	126	(73)
Short-term debt proceeds	25	55
Short-term debt reductions	(32)	—
Long-term debt reductions	(1)	(69)
Payments on other financing	(1)	—
Treasury stock purchases	(124)	(274)
Stock option exercises	38	17
Excess tax benefits from stock-based compensation	31	12
Dividend payments	(290)	(264)
Dividend payments to noncontrolling interests	(31)	(5)

Net Cash Required by Financing Activities	(259)	(601)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(149)

Net (Decrease) Increase in Cash and Cash Equivalents	(349)	391
Cash and Cash Equivalents at Beginning of Period	1,956	1,613

Cash and Cash Equivalents at End of Period	$1,607	$2,004

See Note 19 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

Condensed Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
Unaudited			Additional		Other	Reserve	Non-
(Dollars in millions,	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
except per share amounts)	Stock	Stock	Capital	Earnings	(Loss)(1)	Debt	Interests	Total

Balance as of Aug. 31, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$37	$9,411
Net income	—	—	—	2,109	—	—	24	2,133
Foreign currency translation	—	—	—	—	(333)	—	(5)	(338)
Postretirement benefit plan activity, net of tax of $(119)	—	—	—	—	(189)	—	—	(189)
Accumulated derivative activity, net of tax of $(95)	—	—	—	—	(144)	—	—	(144)

Comprehensive income for 2009							19	1,462
Treasury stock purchases	—	(400)	—	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	—	39
Excess tax benefits from stock- based compensation	—	—	35	—	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	—	(565)
Dividend payments to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	—	4
Donation of noncontrolling interest	—	—	—	—	—	—	28	28
Purchase of noncontrolling interest	—	—	—	—	—	—	(5)	(5)

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125
Net income	—	—	—	868	—	—	2	870
Foreign currency translation	—	—	—	—	(17)	—	—	(17)
Postretirement benefit plan activity, net of tax of $14	—	—	—	—	22	—	—	22
Realized and unrealized gain on investments, net of tax of $2	—	—	—	—	3	—	—	3
Accumulated derivative activity, net of tax of $37	—	—	—	—	62	—	—	62

Comprehensive income for six months ended Feb. 28, 2010							2	940
Treasury stock purchases	—	(124)	—	—	—	—	—	(124)
Restricted stock withholding	—	—	(1)	—	—	—	—	(1)
Issuance of shares under employee stock plans	—	—	38	—	—	—	—	38
Excess tax benefits from stock- based compensation	—	—	31	—	—	—	—	31
Stock-based compensation expense	—	—	52	—	—	—	—	52
Cash dividends of $0.53 per common share	—	—	—	(290)	—	—	—	(290)
Dividend payments to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1

Balance as of Feb. 28, 2010	$6	$(1,701)	$9,815	$3,260	$(674)	$(5)	$40	$10,741

(1)	See Note 17 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009. Financial information for the first six months of fiscal year 2010 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010. Accordingly, Monsanto will adopt this amendment in third quarter 2010, except for the additional Level 3 requirements which will be adopted in fiscal year 2011. The company is currently evaluating the disclosure impact of adopting this standard on the consolidated financial statements.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto will adopt this standard in fiscal year 2011. The company is currently evaluating the impact of adoption on its QSPE, other financing programs and on the consolidated financial statements.
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
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Statements of Consolidated Operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The provisions of the standard related to accounting for changes in ownership are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively. Monsanto adopted this standard on Sept. 1, 2009, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the consolidated financial statements, other than the following changes in presentation of noncontrolling interests:
•	Consolidated net income was recast to include net income attributable to both the company and noncontrolling interests in the Statements of Consolidated Operations.
•	Noncontrolling interests were reclassified from other liabilities to equity, separate from the parent’s shareowners’ equity, in the Condensed Statements of Consolidated Financial Position.
•	The Statements of Consolidated Cash Flows now begin with net income (including noncontrolling interests) instead of net income attributable to Monsanto Company, with net income from noncontrolling interests (previously,

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

minority interests) no longer a reconciling item in arriving at net cash provided by operating activities, and the Statements of Consolidated Cash Flows were recast to include dividend payments to noncontrolling interests.

•	Interim Condensed Statements of Consolidated Shareowners’ Equity and Comprehensive Income have been added to fulfill the disclosure requirements.
NOTE 3. BUSINESS COMBINATIONS

Effective Sept. 1, 2009, Monsanto adopted the new guidance in the Business Combinations topic of the ASC for acquisitions subsequent to that date.
2010 Acquisition: In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million for the six months ended Feb. 28, 2010, and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles, and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other expense (income), net in the Statements of Consolidated Operations for the six months ended Feb. 28, 2010. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed twelve months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, Monsanto will retrospectively adjust the amounts recognized as of the acquisition date.
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
For all fiscal year 2010 and 2009 acquisitions described above, the business operations and employees of the acquired entities were included within the Seeds and Genomics segment from their respective dates of acquisition. These acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the first and second quarter 2010 and the third and fourth quarter 2009 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets. Proforma information related to acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations is not considered to be significant.
For acquisitions prior to fiscal year 2010, as of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities in accordance with business combination accounting guidance. These activities primarily include the potential closure of certain acquired subsidiaries. Through Feb. 28, 2010, estimated costs of $23 million have been recognized as short-term liabilities in the purchase price allocations above, and $10 million has been charged against those liabilities, primarily related to payments for employee terminations and entity consolidation. As management finalizes

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
Monsanto accounted for the guarantee in accordance with the Guarantees topic of the ASC, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto recorded its guarantee liability at a value that approximated fair value (except that it did not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto did not recognize any servicing asset or liability because the servicing fee was considered adequate compensation for the servicing activities. Servicing activities including discounts on the sale of customer receivables resulted in income of $1 million for the six months ended Feb. 28, 2009.
Proceeds from customer loans sold through the financing program totaled $130 million for the first six months of fiscal year 2009. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no loan balances outstanding as of Feb. 28, 2010, or Aug. 31, 2009.
During the second quarter 2010, Monsanto began participating in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $550 million) in customer receivables to a QSPE. Third parties, primarily investment funds, hold an 88 percent senior interest in the QSPE, and Monsanto holds the remaining 12 percent subordinate interest. Because QSPEs are excluded from the scope of the current guidance within the Consolidation topic of the ASC, and Monsanto does not have the unilateral right to liquidate the QSPE, the consolidation guidance does not have an effect on Monsanto’s accounting for this customer financing program.
Monsanto’s investment in the QSPE was $4 million as of Feb. 28, 2010, and is included in other assets in the Condensed Statements of Consolidated Financial Position and is classified as a debt security. Interest earned on Monsanto’s investment in the QSPE was less than $1 million for the three months ended Feb. 28, 2010, and is included in interest income on the Statements of Consolidated Operations.
Under the financing program, Monsanto’s transfer of select customer receivables to the QSPE is accounted for as a sale, in accordance with the Transfers and Servicing topic of the ASC. Monsanto does not service the receivables; however, under the QSPE a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Proceeds from customer receivables sold through the financing program and derecognized from the Condensed Statements of Consolidated Financial Position totaled $47 million in fiscal year 2010. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and are net of a loss on sale of receivables of $3 million for the six months ended Feb. 28, 2010. The remaining receivable balance in the QSPE outstanding as of Feb. 28, 2010, was $43 million. Receivables are considered delinquent when payments are one day past due, but the provisions on the financing program for non-performance start on the 15th day past due. If a customer fails to pay an obligation when due, the provisions for bad debt on the program will be accounted for as an expense by the QSPE and the investment on Monsanto’s Condensed Statements of Consolidated Financial Position will be decreased. As of Feb. 28, 2010, there were no receivables sold through this financing program that were delinquent. However, based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded its recourse provision at $2 million as of Feb. 28, 2010. Adverse changes in the actual loss rate would decrease Monsanto’s investment asset. The maximum potential amount of future payments under the recourse provision was $6 million as of Feb. 28, 2010. If Monsanto is called upon to make payments under the recourse provision, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $300 million) for selected customers in Brazil. These agreements qualify for sales treatment under the Transfers and Servicing topic of the ASC. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Proceeds from the transfer of receivables through the program totaled $114 million and $91 million for the first six months of fiscal years 2010 and 2009, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $8 million and $6 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $177 million as of Feb. 28, 2010. The loan balance outstanding for these programs was $177 million and $160 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. There were no delinquent loans as of Feb. 28, 2010, and there were delinquent loans of $2 million as of Aug. 31, 2009.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs with financial institutions in the United States, Europe and Argentina. Proceeds from the payment of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $103 million and $51 million for the first six months of fiscal years 2010 and 2009, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $4 million and $5 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $52 million as of Feb. 28, 2010. The loan balance outstanding for these programs was $52 million and $48 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively.
In August 2009, Monsanto entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $2 million for the first six months of fiscal year 2010. The agreement includes recourse provisions and thus a liability was established at the time of sale which approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Feb. 28, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $4 million as of Feb. 28, 2010. The outstanding balance of the receivables sold was $14 million and $319

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. There were delinquent accounts of $14 million as of Feb. 28, 2010, and there were no delinquent accounts as of Aug. 31, 2009.
Monsanto also sells accounts receivable in European regions, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $15 million and $1 million for the first six months of fiscal years 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Feb. 28, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreements was $5 million as of Feb. 28, 2010. The outstanding balance of the receivables sold was $5 million and $57 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. There were no delinquent loans as of Feb. 28, 2010, or Aug. 31, 2009.
NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended	Six Months Ended
(Dollars in millions)	Feb. 28, 2010	Feb. 28, 2010

Costs of Goods Sold(1)	$(54)	$(54)
Restructuring Charges, Net(1)(2)	(30)	(44)

Loss from Continuing Operations Before Income Taxes	(84)	(98)
Income Tax Benefit	30	31

Net Loss	$(54)	$(67)

(1)	For the three months and six months ended Feb. 28, 2010, the $54 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2010, the $30 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $25 million in Agricultural Productivity and $5 million in Seeds and Genomics. For the six months ended Feb. 28, 2010, the $44 million of restructuring charges were split by segment as follows: $36 million in Agricultural Productivity and $8 million in Seeds and Genomics.

(2)	The restructuring charges for the three and six months ended Feb. 28, 2010, include reversals of $9 million and $11 million, respectively, related to the 2009 Restructuring Plan.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. The company created a separate division for its ROUNDUP and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the vegetables and U.S. corn businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. The plan is expected to be completed by the end of fiscal year 2010.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table displays the pretax charges of $84 million and $98 million incurred by segment under the 2009 Restructuring Plan for the three and six months ended Feb. 28, 2010, respectively, as well as the cumulative pretax charges of $504 million under the 2009 Restructuring Plan.

	Three Months Ended Feb. 28, 2010			Six Months Ended Feb. 28, 2010
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$3	$1	$4	$4	$11	$15
Facility Closures / Exit Costs	2	24	26	3	25	28
Asset Impairments
Property, plant and equipment	—	—	—	1	—	1
Inventory	54	—	54	54	—	54

Total Restructuring Charges, Net	$59	$25	$84	$62	$36	$98

	Cumulative Amount through Feb. 28, 2010
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$179	$74	$253
Facility Closures / Exit Costs	6	72	78
Asset Impairments
Property, plant and equipment	32	4	36
Inventory	78	—	78
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$354	$150	$504

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
In the six months ended Feb. 28, 2010, pretax restructuring charges of $98 million were recorded. The $15 million in work force reductions relate primarily to Europe. The facility closures/exit costs of $28 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $54 million recorded in cost of goods sold related to discontinued corn seed products in the United States.
The following table summarizes the activities related to the company’s 2009 Restructuring Plan. See Note 3 — Business Combinations — for restructuring reserves related to acquisitions.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Beginning Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in first six months of fiscal year 2010	15	28	55	98
Cash payments	(101)	(23)	—	(124)
Asset impairments and write-offs	—	—	(55)	(55)
Foreign currency impact	(1)		—	(1)

Ending Liability as of Feb. 28, 2010	$129	$55	$—	$184

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 6. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $180 million and $162 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively.
Long-term receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $179 million and $172 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively.
NOTE 7. INVENTORY

Components of inventory are:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2010	2009

Finished Goods	$1,429	$1,362
Goods In Process	1,433	1,340
Raw Materials and Supplies	490	417

Inventory at FIFO Cost	3,352	3,119
Excess of FIFO over LIFO Cost	(153)	(185)

Total	$3,199	$2,934

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first six months of fiscal year 2010, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2009	$3,156	$62	$3,218
Acquisition activity (see Note 3)	13	—	13
Effect of foreign currency translation adjustments and other	(5)	—	(5)

Balance as of Feb. 28, 2010	$3,164	$62	$3,226

In the six months ended Feb. 28, 2010, goodwill increased due to the 2010 acquisition of Seminium and the updating of the preliminary purchase price allocations for some of the 2009 acquisitions. See Note 3 — Business Combinations — for further information.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2010			As of Aug. 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,168	$(622)	$546	$1,172	$(604)	$568
Acquired Biotechnology Intellectual Property	835	(625)	210	829	(589)	240
Trademarks	347	(87)	260	345	(81)	264
Customer Relationships	321	(100)	221	317	(88)	229
Other	123	(47)	76	110	(40)	70

Total	$2,794	$(1,481)	$1,313	$2,773	$(1,402)	$1,371

The increases in other intangible assets during the six months ended Feb. 28, 2010, primarily resulted from the acquisition of Seminium described in Note 3 — Business Combinations.
Total amortization expense of other intangible assets was $39 million in second quarter of fiscal year 2010 and $39 million in second quarter of fiscal year 2009. Total amortization expense of other intangible assets was $79 million for the six months ended Feb. 28, 2010, and $72 million for the six months ended Feb. 28, 2009. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of Feb. 28, 2010, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
NOTE 9. INVESTMENTS AND EQUITY AFFILIATES

Investments
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Feb. 28, 2010, and Aug. 31, 2009, these long-term debt and equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $36 million and $25 million, respectively. Net unrealized losses (net of deferred taxes) of $4 million and $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Feb. 28, 2010, and Aug. 31, 2009, respectively.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Feb. 28, 2010, and Aug. 31, 2009, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $62 million and $60 million, respectively. Monsanto purchased $101 million and $109 million of inventory from the seed supplier for the three and six months ended Feb. 28, 2010, respectively, and $41 million and $140 million for the three and six months ended Feb. 28, 2009. There were no sales of inventory to the seed supplier in either 2010 or 2009. As of Feb. 28, 2010, and Aug. 31, 2009, the amount payable to the seed supplier was $18 million and $84 million, respectively, and recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. As of Feb. 28, 2010, there were no prepayments, while the prepayment as of Aug. 31, 2009, was $5 million, included in other current assets in the Condensed Statements of Consolidated Financial Position related to inventory delivered in fiscal year 2010.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 10. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for the three months ended Feb. 28, 2010, and Feb. 28, 2009, and revenue of $40 million was recorded for the six months ended Feb. 28, 2010, and Feb. 28, 2009. As of Feb. 28, 2010, and Aug. 31, 2009, the remaining receivable balance is $462 million and $543 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Feb. 28, 2010, and Aug. 31, 2009, the remaining deferred revenue balance is $436 million and $476 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $4 million and $8 million for the three and six months ended Feb. 28, 2010, respectively. Interest income for the three and six months ended Feb. 28, 2009, was $5 million and $10 million, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Feb. 28, 2010, and Aug. 31, 2009, the remaining receivable balance is $71 million and $70 million, respectively, related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables on the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and was less than $1 million and $1 million for both the three and six months ended Feb. 28, 2010, and Feb. 28, 2009. As of Feb. 28, 2010, and Aug. 31, 2009, the remaining deferred revenue balance of $66 million and $70 million, respectively, is included in long-term deferred revenue in the Condensed Statements of Consolidated Financial Position and the current portion is included in deferred revenue.
NOTE 11. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. In the first half of 2010, statutes expired in several jurisdictions and several domestic and ex-US tax matters were resolved favorably. In addition, favorable adjustments were recorded as a result of the preparation of tax returns in several jurisdictions. Primarily as a result of these items, Monsanto recorded a tax benefit of $32 million in the first half of 2010.
During the first half of 2009 several domestic and ex-US tax matters were resolved favorably. On Oct. 3, 2008, the retroactive extension of the research and development credit was enacted as part of the Emergency Economic Stabilization Act of 2008. During the first half of 2009, Monsanto recorded an income tax benefit of $95 million primarily as a result of these items.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 12. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized gains, net of tax, of $12 million and $9 million were recorded in accumulated other comprehensive loss to reflect the after tax change in the fair value of the forward-starting interest rate swaps as of Feb. 28, 2010, and Aug. 31, 2009, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
As of Feb. 28, 2010, Monsanto did not have any commercial paper outstanding.
The fair value of the total short-term debt was $114 million and $79 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. The fair value of the total long-term debt was $1,843 million and $1,863 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively.
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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Feb. 28, 2010, and Aug. 31, 2009. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Feb. 28, 2010 Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,276	$—	$—	$—	$1,276
Debt and Equity securities	32	—	4	—	36
Derivative assets related to:
Foreign currency	—	32	—	—	32
Interest rates	—	19	—	—	19
Commodities	11	6	—	(11)	6

Total Assets at Fair Value	$1,319	$57	$4	$(11)	$1,369

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	15	—	—	15
Commodities	4	25	—	(4)	25

Total Liabilities at Fair Value	$4	$40	$—	$(4)	$40

	Fair Value Measurements at Aug. 31, 2009 Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,548	$—	$—	$—	$1,548
Equity securities	25	—	—	—	25
Derivative assets related to:
Foreign currency	—	34	—	—	34
Interest rates	—	14	—	—	14
Commodities	2	—	—	(2)	—

Total Assets at Fair Value	$1,575	$48	$—	$(2)	$1,621

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	37	—	—	37
Commodities	93	31	—	(93)	31

Total Liabilities at Fair Value	$93	$68	$—	$(93)	$68

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
As discussed in Note 4 — Customer Financing Programs, Monsanto purchased available-for-sale securities in second quarter of fiscal year 2010, which are recorded in other assets in the Condensed Statements of Consolidated Financial Position. The initial investment is measured at fair value using an independent pricing source and subsequently adjusted for expected future credit losses. Because the credit losses are based on internal assumptions, these investments are considered to be Level 3.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table summarizes the changes in fair value of the Level 3 asset as of Feb. 28, 2010.

	Three Months	Six Months Ended
	Ended	Ended
(Dollars in millions)	Feb. 28, 2010	Feb. 28, 2010

Beginning Balance	$—	$—
Purchases, sales, issuances, settlements and payments received	6	6
Unrealized loss in investments included in accumulated other comprehensive loss	(2)	(2)

Ending Balance	$4	$4

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a nonrecurring basis, were required prospectively beginning Sept. 1, 2009. During the three and six months ended Feb. 28, 2010, there were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values as of Feb. 28, 2010, and Aug. 31, 2009.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign-currency hedges, 49 months for commodity hedges and 30 months for interest rate

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

hedges. During the next 12 months, a pretax net loss of approximately $40 million will be reclassified from other comprehensive income into earnings. During the three and six months ended Feb. 28, 2010, a loss of $25 million and $29 million, respectively, was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three and six months ended Feb. 28, 2009.
Fair-Value Hedges
The company uses commodity futures and options contracts as fair-value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as a fair-value hedge, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with the Derivatives and Hedging topic of the ASC, had an immaterial effect on earnings in the three and six months ended Feb. 28, 2010, and Feb. 28, 2009. No fair-value hedges were discontinued during the three and six months ended Feb. 28, 2010, or Feb. 28, 2009.
Net Investment Hedges
In order to protect the value of its investment from adverse changes in exchange rates, the company may, from time to time, hedge a portion of its net investment in one or more of its foreign subsidiaries. Gains or losses on derivative instruments that are designated as a net investment hedge are included in accumulated foreign currency translation adjustment and reclassified into earnings in the period during which the hedged net investment is sold or liquidated.
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
To reduce credit exposure in Latin America, Monsanto collects payments on certain customer accounts in grain. Such payments in grain are negotiated at the time Monsanto’s products are sold to the customers and are valued at the prevailing grain commodity prices. By entering into forward sales contracts related to grain, Monsanto may choose to mitigate the commodity price exposure from the time a contract is signed with a customer until the time the grain is collected from the customer by a grain merchant on Monsanto’s behalf. The forward sales contracts are not designated as hedging instruments under the Derivatives and Hedging topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2010, and Aug. 31, 2009, were as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2010	2009

Derivatives Designated as Hedges:
Foreign exchange contracts	$524	$718
Commodity contracts	712	716
Interest rate contracts	250	250

Total Derivatives Designated as Hedges	$1,486	$1,684

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$998	$1,391
Commodity contracts	185	1

Total Derivatives Not Designated as Hedges	$1,183	$1,392

The fair values of the company’s derivative instruments outstanding as of Feb. 28, 2010, and Aug. 31, 2009, were as follows:

	Balance Sheet Location	Fair Value(1)
		As of Feb. 28,	As of Aug. 31,
(Dollars in millions)		2010	2009

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$19	$14
Foreign exchange contracts	Other assets	9	13
Commodity contracts	Other current assets(2)	10	1
Commodity contracts	Other assets(2)	1	1
Interest rate contracts	Other assets	19	14

Total derivatives designated as hedges		58	43

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	4	7
Commodity contracts	Trade receivables, net	2	—
Commodity contracts	Miscellaneous receivables	4	—

Total derivatives not designated as hedges		10	7

Total Asset Derivatives		$68	$50

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$6	$10
Commodity contracts	Other current assets(2)	3	85
Commodity contracts	Other assets(2)	—	7
Commodity contracts	Miscellaneous short-term accruals	10	19
Commodity contracts	Other liabilities	9	12

Total derivatives designated as hedges		28	133

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	9	27
Commodity contracts	Trade receivables, net	5	—
Commodity contracts	Other current assets(2)	1	1
Commodity contracts	Miscellaneous short-term accruals	1	—

Total derivatives not designated as hedges		16	28

Total Liability Derivatives		$44	$161

(1)	The carrying values of Monsanto’s derivative instruments approximate fair value.

(2)	As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 13 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of Feb. 28, 2010, and Aug. 31, 2009.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Three Months Ended Feb. 28,		Three Months Ended Feb. 28,		Income Statement
(Dollars in millions)	2010	2009	2010	2009	Classification

Derivatives Designated as Hedges:
Fair-value hedges:
Commodity contracts(4)			$13	$5	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(1)	$—	1	10	Net sales
Foreign exchange contracts	20	7	1	10	Cost of goods sold
Commodity contracts	(44)	(49)	(54)	20	Cost of goods sold
Interest rate contracts	8	—	(1)	(1)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(2)	—	—	N/A(5)

Total Derivatives Designated as Hedges	(17)	(44)	(40)	44
					Income Statement
Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			(12)	3	Other expense, net

Total Derivatives Not Designated as Hedges			(12)	3

Total Derivatives	$(17)	$(44)	$(52)	$47

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Six Months Ended Feb. 28,		Six Months Ended Feb. 28,		Income Statement
(Dollars in millions)	2010	2009	2010	2009	Classification

Derivatives Designated as Hedges:
Fair-value hedges:
Commodity contracts(4)			$8	$22	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(6)	$84	2	11	Net sales
Foreign exchange contracts	11	65	8	12	Cost of goods sold
Commodity contracts	29	(244)	(68)	29	Cost of goods sold
Interest rate contracts	4	—	(3)	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	(3)	44	—	—	N/A(5)

Total Derivatives Designated as Hedges	35	(51)	(53)	71

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			(20)	7	Other expense, net
Commodity contracts			—	(1)	Cost of goods sold

Total Derivatives Not Designated as Hedges			(20)	6

Total Derivatives	$35	$(51)	$(73)	$77

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a loss of less than $1 million and $4 million from ineffectiveness for the three months ended Feb. 28, 2010, and Feb. 28, 2009, respectively, and a gain of $1 million and a loss of $3 million from ineffectiveness for the six months ended Feb. 28, 2010, and Feb. 28, 2009, respectively. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $25 million and $29 million for the three and six months ended Feb. 28, 2010, respectively. No gains or losses were excluded from the assessment of hedge effectiveness during the three or six months ended Feb. 28, 2010, and Feb. 28, 2009.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

(4)	Gain on commodity fair value hedges is offset by a loss of $12 million and $5 million on the underlying hedged inventory for the three months ended Feb. 28, 2010, and Feb. 28, 2009, respectively, and a loss of $7 million and $17 million on the underlying hedged inventory for the six months ended Feb. 28, 2010, and Feb. 28, 2009, respectively. A gain from ineffectiveness of $1 million and less than $1 million during the three months ended Feb. 28, 2010, and Feb. 28, 2009, and a gain from ineffectiveness of $1 million and $5 million during the six months ended Feb. 28, 2010, and Feb. 28, 2009, respectively, was included in cost of goods sold.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of less than $1 million and $39 million during the three months ended Feb. 28, 2010, and Feb. 28, 2009, respectively, and a gain of $5 million and a loss of $76 million during the six months ended Feb. 28, 2010, and Feb. 28, 2009, respectively.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position on Feb. 28, 2010, and Feb. 28, 2009, is $32 million and $70 million, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 28, 2010, and Aug. 31, 2009, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Monsanto regularly evaluates its business practices to minimize its credit risk. During the six months ended Feb. 28, 2010, and Aug. 31, 2009, the company engaged multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 15. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 28, 2010			Three Months Ended Feb. 28, 2009
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$12	$1	$13	$12	$1	$13
Interest Cost on Benefit Obligation	22	4	26	26	4	30
Assumed Return on Plan Assets	(29)	(4)	(33)	(28)	(5)	(33)
Amortization of Unrecognized Net Loss	13	1	14	9	2	11
Curtailment and Settlement Charge (Gain)	2	(7)	(5)	—	—	—

Total Net Periodic Benefit Cost (Gain)	$20	$(5)	$15	$19	$2	$21

	Six Months Ended Feb. 28, 2010			Six Months Ended Feb. 28, 2009
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$25	$3	$28	$24	$3	$27
Interest Cost on Benefit Obligation	47	8	55	53	8	61
Assumed Return on Plan Assets	(61)	(8)	(69)	(58)	(9)	(67)
Amortization of Unrecognized Net Loss	27	2	29	19	2	21
Curtailment and Settlement Charge (Gain)	2	(7)	(5)	—	—	—

Total Net Periodic Benefit Cost (Gain)	$40	$(2)	$38	$38	$4	$42

Health Care and Other Postretirement Benefits	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009	2010	2009

Service Cost for Benefits Earned During the Period	$2	$3	$5	$6
Interest Cost on Benefit Obligation	2	4	6	9
Amortization of Unrecognized Net Gain	(2)	(4)	(6)	(8)

Total Net Periodic Benefit Cost	$2	$3	$5	$7

Monsanto contributed $75 million and $30 million to its U.S. qualified plan and $11 million and $4 million to plans outside the United States in each of the six month periods ended Feb. 28, 2010, and Feb. 28, 2009, respectively. As of Feb. 28, 2010, management does not expect to make additional contributions to the company’s U.S. qualified plan in fiscal 2010. Pension plan funding regulations include conditions that allow a plan’s credit balance created as a result of prior years’ contributions in excess of the required minimum to be used to satisfy current year contributions. Discretionary contributions made by the company previously have created a credit balance and the company expects to use a portion of it in lieu of making additional fiscal year 2010 contributions. As of Feb. 28, 2010, management expects to make additional contributions of approximately $11 million to the company’s pension plans outside the United States in fiscal year 2010.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $54 million and $52 million is due to the Monsanto ESOP from the company and is included in other liabilities on the Condensed Statements of Financial Position as of Feb. 28, 2010, and Aug. 31, 2009, respectively, related to this restructuring and the 2004 ESOP enhancement.
NOTE 16. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2010, and Feb. 28, 2009. Stock-based compensation cost capitalized in inventory was $7 million as of Feb. 28, 2010, and Aug. 31, 2009.

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009	2010	2009

Cost of Goods Sold	$4	$4	$8	$8
Selling, General and Administrative Expenses	17	19	32	35
Research and Development Expenses	7	6	12	12

Pre-Tax Stock-Based Compensation Expense	28	29	52	55
Income Tax Benefit	(10)	(10)	(18)	(19)

Net Stock-Based Compensation Expense	$18	$19	$34	$36

During the six months ended Feb. 28, 2010, Monsanto granted 3,296,890 stock options and 491,675 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP during the six months ended Feb. 28, 2010. In addition, during the six months ended Feb. 28, 2010, 17,970 shares of deferred stock and 1,190 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the six months ended Feb. 28, 2010, was $24.08 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $104 million as of Feb. 28, 2010, and will be recognized as expense over a weighted-average period of 2.2 years.
The weighted-average grant-date fair value of restricted stock units granted during the six months ended Feb. 28, 2010, was $72.29 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was $1 million and $92 million, respectively, as of Feb. 28, 2010, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.6 years and 2.8 years, respectively, as of Feb. 28, 2010. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the six months ended Feb. 28, 2010, was $81.94 per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Feb. 28, 2010, and will be recognized as expense over a weighted-average period of one year.
NOTE 17. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009	2010	2009

Comprehensive Income	$700	$947	$940	$690

The components of accumulated other comprehensive loss are as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2010	2009

Accumulated Foreign Currency Translation Adjustments	$(158)	$(141)
Net Unrealized Loss on Investments, Net of Tax	(3)	(6)
Net Accumulated Derivative Loss, Net of Tax	(39)	(101)
Postretirement Benefit Plan Activity, Net of Tax	(474)	(496)

Accumulated Other Comprehensive Loss	$(674)	$(744)

NOTE 18. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and six months ended Feb. 28, 2010, and Feb. 28, 2009, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 8.1 million and 5 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and six months ended Feb. 28, 2010, and Feb. 28, 2009, respectively. Of those antidilutive options, approximately 5 million stock options were excluded from the computations of dilutive potential common shares for the three and six months ended Feb. 28, 2010, and Feb. 28, 2009, as their exercise prices were greater than the average market price of common shares for the period.
Effective Sept. 1, 2009, the company retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC. The adoption of this standard increased the weighted average number of basic and diluted shares by 0.6 million and 0.3 million, respectively, for the three months ended Feb. 28, 2009, and by 0.7 million and 0.2 million, respectively, for the six months ended Feb. 28, 2009.

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
	2010	2009	2010	2009

Weighted-Average Number of Common Shares	545.8	547.2	545.7	548.0
Dilutive Potential Common Shares	7.6	8.3	7.7	8.5

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009

Interest	$81	$55
Taxes	160	105

During the first half of fiscal 2010 and 2009, the company recorded the following noncash investing and financing transaction: In second quarter 2010 and 2009, the board of directors declared a dividend which was payable in third quarter 2010 and 2009, respectively. As of Feb. 28, 2010, and Feb. 28, 2009, a dividend payable of $145 million was recorded.
NOTE 20. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $281 million and $262 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2009, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Carter and Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) cases as class action matters. The court has set a trial date of April 4, 2011, for the Bibb class action.

In October 2007 and November 2009, a total of approximately 200 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2009, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals has scheduled oral argument in this case for April 20, 2010.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009	2010	2009

Net Sales(1)
Corn seed and traits	$2,247	$2,078	$2,816	$2,706
Soybean seed and traits	633	615	834	827
Cotton seed and traits	34	33	93	80
Vegetable seeds	223	209	396	366
All other crops seeds and traits	111	107	140	162

Total seeds and genomics	$3,248	$3,042	$4,279	$4,141

ROUNDUP and other glyphosate-based herbicides	$465	$776	$974	$2,135
All other agricultural products	177	217	334	408

Total agricultural productivity	$642	$993	$1,308	$2,543

Total	$3,890	$4,035	$5,587	$6,684

EBIT(2)(3)(4)
Seeds and genomics	$1,362	$1,212	$1,305	$1,277
Agricultural productivity	(87)	326	(53)	999

Total	$1,275	$1,538	$1,252	$2,276

Depreciation and Amortization Expense
Seeds and genomics	$114	$105	$224	$208
Agricultural productivity	36	30	70	62

Total	$150	$135	$294	$270

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income from discontinued operations of $1 million for the three months ended Feb. 28, 2009, and $5 million and $19 million for the six months ended Feb. 28, 2010, and Feb. 28, 2009, respectively.

(4)	EBIT includes restructuring charges for three and six months ended Feb. 28, 2010. See Note 5 — Restructuring — for additional information.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009	2010	2009

EBIT(1)	$1,275	$1,538	$1,252	$2,276
Interest Expense — Net	27	8	55	6
Income Tax Provision(2)	361	438	329	622

Net Income Attributable to Monsanto Company	$887	$1,092	$868	$1,648

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax (benefit) provision on noncontrolling interest and the income tax provision on discontinued operations.
NOTE 22. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the six months ended Feb. 28, 2010, income from operations of discontinued businesses included a $5 million pre-tax gain related to the sale of assets. During the six months ended Feb. 28, 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009. Financial information for the first six months of fiscal year 2010 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21 — Segment Information — for a reconciliation of EBIT to net income for the three and six months ended Feb. 28, 2010, and Feb. 28, 2009.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales decreased $145 million, or four percent, in the three-month comparison and $1,097 million, or 16 percent, in the six-month comparison. This decline was primarily a result of decreased sales of ROUNDUP and other glyphosate-based herbicides in the United States, Brazil and Europe. Net income in first half 2010 was $1.57 per share, compared with $2.96 per share in first half 2009.
Financial Condition, Liquidity, and Capital Resources — In first half 2010, net cash provided by operating activities was $256 million, compared with $1,500 million in the prior-year period. Net cash required by investing activities was $345 million in first half of 2010 compared with $359 million in first half of 2009. Free cash flow was a negative $89 million for the six months ended Feb. 28, 2010, compared with a positive $1,141 million for the six months ended Feb. 28, 2009. This decrease is primarily because of lower glyphosate sales in 2010 compared to 2009 reducing net income, the timing of collections, lower commodity prices, reduced market funding and the sale of the Dairy business in the prior year.
Outlook — We plan to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers. Our current research and development (R&D) strategy and commercial priorities are focused on bringing our farmer customers even more choices of seed offerings through second-generation traits that deliver multiple solutions in one seed (“stacking”) and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally and on continued patent and legal rights to offer our products.
We plan to grow our vegetable seeds business. We have applied our molecular breeding and marker capabilities to our library of vegetable germplasm. In the future, we will continue to focus on accelerating the potential growth of this business and executing our business plans.
ROUNDUP herbicides remain the largest crop protection brand globally. Previous periods had seen increasing global demand and higher raw material costs in the glyphosate market in a time of tight supply, causing a period of higher prices. More recently the significant supply of lower priced generics has caused increased competitive pressure in the market and a decline in the business due to our previously announced price reduction. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions, except per share amounts)	2010	2009	Change	2010	2009	Change

Net Sales	$3,890	$4,035	(4)%	$5,587	$6,684	(16)%
Gross Profit	2,099	2,521	(17)%	2,838	4,071	(30)%
Operating Expenses:
Selling, general and administrative expenses	512	522	(2)%	1,008	1,072	(6)%
Research and development expenses	279	265	5%	546	517	6%
Acquired in-process research and development	—	162	(100)%	—	162	(100)%
Restructuring charges, net	30	—	NM	44	—	NM

Total Operating Expenses	821	949	(13)%	1,598	1,751	(9)%

Income from Operations	1,278	1,572	(19)%	1,240	2,320	(47)%
Interest expense	41	26	58%	80	49	63%
Interest income	(14)	(18)	(22)%	(25)	(43)	(42)%
Other expense (income) — net	2	32	(94)%	(10)	58	(117)%

Income from Continuing Operations Before Income Taxes	1,249	1,532	(18)%	1,195	2,256	(47)%
Income tax provision	360	440	(18)%	330	616	(46)%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	889	1,092	(19)%	865	1,640	(47)%

Discontinued Operations:
Income from operations of discontinued businesses	—	1	(100)%	5	19	(74)%
Income tax provision	—	—	NM	—	8	(100)%

Income on Discontinued Operations	—	1	(100)%	5	11	(55)%

Net Income	$889	$1,093	(19)%	$870	$1,651	(47)%

Less: Net income attributable to noncontrolling interest	2	1	100%	2	3	(33)%

Net Income Attributable to Monsanto Company	$887	$1,092	(19)%	$868	$1,648	(47)%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.60	$1.96	(18)%	$1.56	$2.94	(47)%
Income on discontinued operations	—	0.01	NM	0.01	0.02	(50)%

Net Income	$1.60	$1.97	(19)%	$1.57	$2.96	(47)%

NM = Not Meaningful

Effective Tax Rate	29%	29%		28%	27%

Comparison as a Percent of Net Sales:
Gross profit	54%	62%		51%	61%
Selling, general and administrative expenses	13%	13%		18%	16%
Research and development expenses (excluding acquired IPR&D)	7%	7%		10%	8%
Total operating expenses	21%	24%		29%	26%
Income from continuing operations before income taxes	32%	38%		21%	34%
Net income attributable to Monsanto Company	23%	27%		16%	25%
Second Quarter Fiscal Year 2010

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales decreased four percent in second quarter 2010 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased seven percent, and our Agricultural Productivity segment net sales declined 35 percent. The following table presents the percentage changes in second quarter 2010 worldwide net sales by segment compared with net sales in the

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Second Quarter 2010 Percentage Change in Net Sales vs. Second Quarter 2009
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	1%	3%	3%	7%	—	7%
Agricultural Productivity Segment	18%	(55)%	2%	(35)%	—	(35)%
Total Monsanto Company	5%	(11)%	2%	(4)%	—	(4)%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2010 and 2009. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit decreased 17 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company decreased eight percentage points to 54 percent in second quarter 2010 primarily driven by the decrease in ROUNDUP herbicides average net selling prices. Gross profit percentage in the Seed and Genomics Segment decreased three percentage points to 62 percent in second quarter 2010. This decline was primarily driven by higher U.S. hedged commodity prices, manufacturing costs for corn and corn seed restructuring. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment decreased 41 percentage points to 14 percent in second quarter 2010. This decline was due to lower average selling prices for ROUNDUP and other glyphosate-based herbicides. See the “Agricultural Productivity Segment” section of the MD&A for further details regarding the Agricultural Productivity gross profit.
Operating expenses decreased 13 percent, or $128 million, in second quarter 2010 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses decreased two percent primarily because of lower spending for administrative functions and incentives as well as savings from restructuring actions. R&D expenses increased five percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A and R&D expenses remained constant at 13 percent and seven percent, respectively.
Interest expense increased $15 million in the three-month comparison as a result of increased customer financing activity and programs during second quarter 2010 compared to the prior-year second quarter.
Interest income decreased $4 million in the quarter-over-quarter comparison because of lower average cash balances in the United States and lower interest rates in second quarter 2010.
Other expense — net was expense of $2 million in second quarter 2010, compared with expense of $32 million in the prior-year quarter. The decrease occurred due to a decline in foreign currency losses in the current year.
Income tax provision was $360 million in second quarter 2010, a decrease of $80 million over the prior-year quarter primarily as a result of the decrease in pretax income from continuing operations. The effective tax rate of 29 percent in second quarter 2010 was the same as the prior-year quarter. Second quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $16 million. The majority of this benefit resulted from the resolution of domestic tax matters, the expiration of statutes in several ex-US jurisdictions, and favorable adjustments from the preparation of tax returns in several jurisdictions. Second quarter 2009 included several discrete tax adjustments resulting in a tax benefit of $51 million. The majority of this benefit was the result of the resolution of several domestic and ex-US tax audits. Without the discrete items, our effective tax rate for second quarter 2010 would have been lower than the 2009 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

First Half of Fiscal Year 2010

The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2010 and 2009 income from continuing operations:
Net sales decreased 16 percent in first half 2010 from the same period a year ago. Our Seeds and Genomics segment net sales increased three percent, and our Agricultural Productivity segment net sales declined 49 percent. The following table presents the percentage changes in first half 2010 worldwide net sales by segment compared with net sales in the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2010 Percentage Change in Net Sales vs. First Half 2009
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	(1)%	2%	2%	3%	—	3%
Agricultural Productivity Segment	(3)%	(46)%	—	(49)%	—	(49)%
Total Monsanto Company	(2)%	(16)%	2%	(16)%	—	(16)%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2010 and 2009. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit decreased 30 percent in the six-month comparison. Gross profit percentage for the total company decreased ten percentage points to 51 percent in first half 2010 driven by decreases in average net selling prices of ROUNDUP herbicides. Gross profit percentage in the Seed and Genomics segment decreased three percentage points to 61 percent in first half 2010. This decline was primarily because of higher U.S. hedged commodity prices, manufacturing costs for corn and corn seed restructuring as well as a channel shift of more seed and trait sales as opposed to primarily trait sales during first half of 2010. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment decreased 38 percentage points to 18 percent in the first six months of 2010 because of lower average selling prices for ROUNDUP and other glyphosate-based herbicides. See the “Agricultural Productivity Segment” section of the MD&A for the further information regarding the Agricultural Productivity gross profit.
Operating expenses decreased 9 percent, or $153 million, in first half 2010 from the prior-year comparable half. In the six-month comparison, SG&A expenses decreased six percent primarily because of lower spending for marketing, administrative functions and incentives and savings from restructuring actions, and R&D expenses increased six percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A expenses increased two percentage points to 18 percent, and R&D expenses increased two percentage points to 10 percent in the six-month comparison.
Interest expense increased $31 million in the six-month comparison because of the increased customer financing activity and programs during the first half of 2010 compared to the first half of 2009.
Interest income decreased $18 million in the six-month comparison because of less interest earned on lower average cash balances in the United States and Brazil in first half 2010.
Other (income) expense — net was a gain of $10 million in the first half of 2010, compared with a loss of $58 million in the prior-year first half. The change occurred due to the gain recorded on the Seminium acquisition as well as a decline in foreign currency losses in the first six months of 2010.
Income tax provision was $330 million in first half 2010, a decrease of $286 million from the prior-year comparable period primarily as a result of the decrease in pretax income from continuing operations. The effective tax rate increased to 28 percent from 27 percent in the prior period. First half 2010 included several discrete tax adjustments resulting in a tax benefit of $32 million. The majority of this benefit resulted from the expiration of statutes in several jurisdictions and the resolution of domestic and ex-U.S. tax matters. In addition, favorable adjustments were recorded as a result of the preparation of tax

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

returns in several jurisdictions. First half 2009 included several discrete tax adjustments resulting in a tax benefit of $95 million. The majority of this benefit was the result of the resolution of several domestic and ex-US tax audits and the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008. Without the discrete items, our effective tax rate for first half 2010 would have been lower than the 2009 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.
SEEDS AND GENOMICS SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Net Sales
Corn seed and traits	$2,247	$2,078	8%	$2,816	$2,706	4%
Soybean seed and traits	633	615	3%	834	827	1%
Cotton seed and traits	34	33	3%	93	80	16%
Vegetable seeds	223	209	7%	396	366	8%
All other crops seeds and traits	111	107	4%	140	162	(14)%

Total Net Sales	$3,248	$3,042	7%	$4,279	$4,141	3%

Gross Profit
Corn seed and traits	$1,420	$1,412	1%	$1,724	$1,815	(5)%
Soybean seed and traits	386	373	3%	525	518	1%
Cotton seed and traits	15	21	(29)%	48	47	2%
Vegetable seeds	138	115	20%	250	195	28%
All other crops seeds and traits	53	56	(5)%	62	80	(23)%

Total Gross Profit	$2,012	$1,977	2%	$2,609	$2,655	(2)%

EBIT(1)	$1,362	$1,212	12%	$1,305	$1,277	2%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2010

Net sales of corn seed and traits increased eight percent, or $169 million, in the three-month comparison, primarily because of higher sales in Brazil and the United States due to an increase in the average net selling price.
The net sales increases discussed throughout this section resulted in $35 million higher gross profit in second quarter 2010. Gross profit as a percent of sales for this segment decreased three percentage points in the quarter-over-quarter comparison to 62 percent. This decline was primarily driven by higher U.S. hedged commodity prices and manufacturing costs for corn. In addition, we recorded inventory impairments of $54 million related to discontinued corn seed products in the United States in the three months ended Feb. 28, 2010, as part of our 2009 Restructuring Plan. See Note 5 — Restructuring — for further information.
EBIT for the Seeds and Genomics segment increased $150 million to $1,362 million in second quarter 2010.
Seeds and Genomics Financial Performance — First Half of Fiscal Year 2010

Net sales of corn seed and traits increased 4 percent, or $110 million, in the six-month comparison, primarily because of higher sales in the United States due to an increase in the average net selling price. Offsetting this increase, net sales of corn seed and traits decreased in Mexico primarily due to earlier demand in the selling season.
All other crops seeds and traits net sales decreased 14 percent, or $22 million, in the first half of 2010 primarily because of the divestiture of our global sunflower assets in August 2009.
Gross profit decreased $46 million in the first half of 2010. Gross profit as a percent of sales for this segment decreased 3 percentage points in the period-over-period comparison to 61 percent. This decline was primarily because of higher U.S.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

hedged commodity prices and manufacturing costs for corn as well as a channel shift to more seed and trait sales as opposed to primarily trait sales during the first half of 2010. In addition, we recorded inventory impairments of $54 million related to discontinued corn seed products in the United States in the six months ended Feb. 28, 2010, as part of our 2009 Restructuring Plan. See Note 5 — Restructuring — for further information. Partially offsetting this decline, gross profit as a percent of sales increased ten percentage points for vegetables in the six-month comparison due to improved product availability, mix, parity and the successful integration of the De Ruiter acquisition.
EBIT for the Seeds and Genomics segment increased $28 million to $1,305 million in the first half of 2010.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$465	$776	(40)%	$974	$2,135	(54)%
All other agricultural productivity products	177	217	(18)%	334	408	(18)%

Total Net Sales	$642	$993	(35)%	$1,308	$2,543	(49)%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$(1)	$437	(100)%	$86	$1,241	(93)%
All other agricultural productivity products	88	107	(18)%	143	175	(18)%

Total Gross Profit	$87	$544	(84)%	$229	$1,416	(84)%

EBIT(1)	$(87)	$326	(127)%	$(53)	$999	(105)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2010

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 40 percent, or $311 million, in the three-month comparison, primarily in the United States and Europe. The average net selling price decreased in all regions in second quarter 2010 compared to second quarter 2009 due to a previously announced price decrease on our products. Partially offsetting this decline is an increase in sales volumes of ROUNDUP and other glyphosate-based herbicides of 27 percent in second quarter 2010 from second quarter 2009, primarily in Brazil, Argentina, Asia and the United States.
The net sales decreases discussed throughout this section resulted in $457 million lower gross profit in second quarter 2010. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 41 percentage points to 14 percent in second quarter 2010 because of lower average selling prices for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment decreased $413 million to a loss of $87 million in second quarter 2010 due to lower net selling prices partially offset by savings in SG&A.
Agricultural Productivity Financial Performance — First Half of Fiscal Year 2010

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 54 percent, or $1,161 million, in the six-month comparison, especially in Brazil, the United States and Europe. The average net selling price decreased in all regions in the first six months of 2010 compared to the first six months of 2009 due to a previously announced price decrease on our products. Offsetting this decline is a slight increase in sales volumes of ROUNDUP and other glyphosate-based herbicides of three percent in the period-over-period comparison, primarily in Argentina, Asia and the United States.
The net sales decreases discussed throughout this section resulted in $1,187 million lower gross profit in the first half of 2010. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 38 percentage points to 18 percent in the period-over-period comparison because of lower average selling prices for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment decreased $1,052 million to a loss of $53 million in the first half of 2010 due to lower net selling prices partially offset by savings in SG&A.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended	Six Months Ended
(Dollars in millions)	Feb. 28, 2010	Feb. 28, 2010

Costs of Goods Sold(1)	$(54)	$(54)
Restructuring Charges, Net(1)(2)	(30)	(44)

Loss from Continuing Operations Before Income Taxes	(84)	(98)
Income Tax Benefit	30	31

Net Loss	$(54)	$(67)

(1)	For the three months and six months ended Feb. 28, 2010, the $54 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2010, the $30 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $25 million in Agricultural Productivity and $5 million in Seeds and Genomics. For the six months ended Feb. 28, 2010, the $44 million of restructuring charges were split by segment as follows: $36 million in Agricultural Productivity and $8 million in Seeds and Genomics.

(2)	The restructuring charges for the three and six months ended Feb. 28, 2010, include reversals of $9 million and $11 million, respectively, related to the 2009 Restructuring Plan.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. We created a separate division for our ROUNDUP and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our Vegetables and our U.S. corn businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. The plan is expected to be completed by the end of fiscal year 2010.
The total restructuring costs are expected to be in the range of $550 million to $600 million and will be completed by the end of fiscal year 2010. The charges are expected to be comprised of approximately $225 million to $250 million in severance and related benefits, $200 million to $225 million of costs related to site closures and product rationalization and $125 million of contract termination costs. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

The following table displays the pretax charges of $84 million and $98 million incurred by segment under the 2009 Restructuring Plan for the three and six months ended Feb. 28, 2010, respectively, as well as the cumulative pretax charges of $504 million under the 2009 Restructuring Plan.

	Three Months Ended Feb. 28, 2010			Six Months Ended Feb. 28, 2010
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$3	$1	$4	$4	$11	$15
Facility Closures / Exit Costs	2	24	26	3	25	28
Asset Impairments
Property, plant and equipment	—	—	—	1	—	1
Inventory	54	—	54	54	—	54

Total Restructuring Charges, Net	$59	$25	$84	$62	$36	$98

	Cumulative Amount through Feb. 28, 2010
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$179	$74	$253
Facility Closures / Exit Costs	6	72	78
Asset Impairments
Property, plant and equipment	32	4	36
Inventory	78	—	78
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$354	$150	$504

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
In the six months ended Feb. 28, 2010, pretax restructuring charges of $98 million were recorded. The $15 million in work force reductions relate primarily to Europe. The facility closures/exit costs of $28 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $54 million recorded in cost of goods sold related to discontinued corn seed products in the United States.
The actions related to this restructuring plan are expected to produce annual cost savings of $220 million to $250 million, primarily in cost of goods sold and SG&A. Approximately one-third of these savings are expected to be recognized in fiscal year 2010, with the full benefit realized in 2011.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of Feb. 28,		As of Aug. 31,
(Dollars in millions, except current ratio)	2010	2009	2009

Cash and Cash Equivalents	$1,607	$2,004	$1,956
Trade Receivables, Net	2,093	2,171	1,556
Inventory, Net	3,199	3,112	2,934
Other Current Assets(1)	1,346	1,183	1,437

Total Current Assets	$8,245	$8,470	$7,883

Short-Term Debt	$114	$110	$79
Accounts Payable	673	761	676
Accrued Liabilities(2)	2,892	3,780	3,001

Total Current Liabilities	$3,679	$4,651	$3,756

Working Capital(3)	$4,566	$3,819	$4,127
Current Ratio(3)	2.24:1	1.82:1	2.10:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 28, 2010, compared with Aug. 31, 2009: Working capital increased $439 million between Aug. 31, 2009, and Feb. 28, 2010, because of the following factors:
•	Trade receivables increased $537 million due to normal ongoing sales activity.

•	Inventory increased $265 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance as of Feb. 28, 2010. Partially offsetting this increase was an inventory impairment of $54 million related to discontinued corn seed products in the United States which was part of our 2009 Restructuring Plan.

•	Accrued marketing programs decreased $267 million due to a decrease in current year Agricultural Productivity segment sales.

•	Customer payable decreased $307 million during the first half of 2010 due to payments to our customers for prior season overpayments.
These increases to working capital between Aug. 31, 2009, and Feb. 28, 2010, were significantly offset by the following factors:
•	Cash and cash equivalents decreased $349 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Income taxes payable increased $187 million primarily due to the seasonality of U.S. results coupled with the timing of U.S. income tax payments.

•	Deferred revenue increased $382 million related to customer prepayments.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

Feb. 28, 2010, compared with Feb. 28, 2009: Working capital increased $747 million between Feb. 28, 2010, and Feb. 28, 2009. The following factors increased working capital as of Feb. 28, 2010, compared with Feb. 28, 2009:
•	Inventory increased $87 million primarily because of higher corn inventory carryover and increased costs. Partially offsetting this increase was an inventory impairment of $54 million related to discontinued corn seed products in the United States which was part of our 2009 Restructuring Plan.

•	Accrued liabilities decreased $888 million. Income taxes payable decreased $274 million primarily due to a decrease in U.S. pretax income. Accrued marketing programs related to current year sales decreased $152 million due to the decline in sales and timing of payments. Further, a decrease of $421 million in deferred revenue, and grower production accruals decreased $100 million as less seed volumes were produced this period.
These working capital increases were partially offset by the following factors:
•	Cash and cash equivalents decreased $397 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009, for further details of this decrease.

•	Trade receivables decreased $78 million due to a decrease in current year sales compared to prior year.

•	Restructuring reserves increased $197 million due to the 2009 Restructuring Plan.
Customer Financing Programs: We previously established a revolving financing program of up to $250 million, which allowed certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. We received $130 million in first six months of 2009 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originated these customer loans on behalf of the third-party specialty lender, a special-purpose entity (SPE) that we consolidated, using our credit and other underwriting guidelines approved by the lender. We serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special-purpose entity (QSPE). We had no ownership interest in the lender, in the QSPE, or in the loans. We accounted for this transaction as a sale, in accordance with the Transfers and Servicing topic of the ASC. There were no loan balances outstanding as of Feb. 28, 2010, and Aug. 31, 2009. The program was terminated in the third quarter of fiscal year 2009.
During the second quarter 2010, we began participating in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $550 million) in customer receivables to a QSPE. Third parties, primarily investment funds, hold an 88 percent senior interest in the QSPE, and we hold the remaining 12 percent subordinate interest. Because QSPEs are excluded from the scope of the current guidance within the Consolidation topic of the ASC, and we do not have the unilateral right to liquidate the QSPE, the consolidation guidance does not have an effect on our accounting for this customer financing program.
Our investment in the QSPE was $4 million as of Feb. 28, 2010, and is included in other assets in the Condensed Statements of Consolidated Financial Position and is classified as a debt security. Interest earned on our investment in the QSPE was less than $1 million for the three months ended Feb. 28, 2010, and is included in interest income on the Statements of Consolidated Operations.
Under the financing program, our transfer of select customer receivables to the QSPE is accounted for as a sale in accordance with the Transfers and Servicing topic of the ASC. We do not service the receivable; however, under the QSPE a recourse provision requires us to cover the first 12 percent of credit losses within the program.
Proceeds from customer receivables sold through the financing program and derecognized from the Condensed Statements of Consolidated Financial Position totaled $47 million in fiscal year 2010. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and are net of a loss on sale of receivables of $3 million for the six months ended Feb. 28, 2010. The remaining receivable balance in the QSPE outstanding as of Feb. 28, 2010, was $43

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

million. As of Feb. 28, 2010, there were no receivables sold through this financing program that were delinquent. However, based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded our recourse provision at $2 million as of Feb. 28, 2010. Adverse changes in the actual loss rate would decrease our investment asset. The maximum potential amount of future payments under the recourse provision was $6 million as of Feb. 28, 2010. If we are called upon to make payments under the recourse provision, we would have the benefit under the financing program of any amounts subsequently collected from the customer.
We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $300 million) for selected customers in Brazil. These agreements qualify for sales treatment under the Transfers and Servicing topic of the ASC. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $114 million and $91 million of proceeds through these customer financing programs in the first six months of 2010 and 2009, respectively. The amount of loans outstanding was $177 million and $160 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $177 million as of Feb. 28, 2010. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $8 million and $6 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs with financial institutions in the United States, Europe and Argentina. Proceeds from the payment of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $103 million and $51 million of proceeds through these customer financing programs in the first six months of 2010 and 2009, respectively. The amount of loans outstanding was $52 million and $48 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. For most programs, we provide a full guarantee of the loans in the event of customer default. The terms of guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $52 million as of Feb. 28, 2010. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $4 million and $5 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
In August 2009, we entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $2 million for the first six months of fiscal year 2010. The agreement includes recourse provisions and thus a liability was established at the time of sale which approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $2 million as of Feb. 28, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $4 million as of Feb. 28, 2010. The outstanding balance of the receivables sold was $14 million and $319 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively. There were delinquent loans of $14 million as of Feb. 28, 2010, and there were no delinquent accounts as of Aug. 31, 2009.
We sell accounts receivable in European regions both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $15 million and $1 million for the first six months of 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Feb. 28, 2010, and Aug. 31, 2009. The maximum potential amount of future payments

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

under the recourse provisions of the agreements was $5 million as of Feb. 28, 2010. The outstanding balance of the receivables sold was $5 million and $57 million as of Feb. 28, 2010, and Aug. 31, 2009, respectively.
Cash Flow

	Six Months Ended Feb. 28,
(Dollars in millions)	2010	2009

Net Cash Provided by Operating Activities	$256	$1,500
Net Cash Required by Investing Activities	(345)	(359)

Free Cash Flow(1)	(89)	1,141

Net Cash Required by Financing Activities	(259)	(601)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(149)

Net (Decrease) Increase in Cash and Cash Equivalents	(349)	391
Cash and Cash Equivalents at Beginning of Period	1,956	1,613

Cash and Cash Equivalents at End of Period	$1,607	$2,004

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $256 million in first half 2010 compared with $1,500 million in first half 2009. The decrease of $1,244 million was driven by the change in accounts payable and other accrued liabilities of $725 million in the six-month comparison because of lower commodity prices and reduced market funding. In addition, the decrease was also driven by the decline in net income of $781 million in the six-month comparison from $1,651 million to $870 million. Further, the change in accounts receivable of $205 million provided less cash from lower collections during the current year. In the prior-year first half, we incurred a non-cash acquired in-process R&D pre-tax charge of $162 million. These decreases were partially offset by a change in cash provided by inventory of $731 million which occurred primarily because of a decline in inventory production.
Cash required by investing activities was $345 million in first half 2010 compared to $359 million in first half 2009. In second quarter 2009, we received proceeds of $300 million related to the sale of the Dairy business. Offsetting this increase in the prior year we acquired the sugarcane business for $264 million, and there was no similar sized acquisition in the current year. Further, our capital expenditures decreased $119 million in the six-month comparison due to less spending in the first half of the current year.
The amount of cash required by financing activities was $259 million in the first six months of 2010 compared with $601 million in the first six months of 2009. The net change in short-term financing was a source of cash of $119 million in first half 2010 compared with a use of cash of $18 million in the prior-year first half primarily due to an increase in short-term borrowings to support ex-U.S. operations during the current fiscal year. Further, treasury stock purchases declined $150 million as we did not repurchase as many shares during the first six months of 2010 compared to the comparable prior-year period.
Capital Resources and Liquidity

	As of Feb. 28,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2010	2009	2009

Short-Term Debt	$114	$110	$79
Long-Term Debt	1,726	1,704	1,724
Total Shareowners’ Equity	10,701	9,604	10,056
Debt-to-Capital Ratio	15%	16%	15%

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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

available to those companies with high short-term credit ratings such as Monsanto’s. We accessed the commercial paper markets in 2010 for short periods of time to finance working capital needs and our options have not been limited. We had no commercial paper borrowings outstanding at Feb. 28, 2010.
Total debt outstanding increased $26 million between Feb. 28, 2009, and Feb. 28, 2010, primarily because we have several short-term debt borrowings outstanding to support ex-U.S. operations.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward starting interest rate swaps with a total notional amount of $250 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate until the debt is issued.
We are currently evaluating the impact of the Patient Protection and Affordable Care Act signed by President Obama on March 23, 2010, and the Heath Care and Education Act of 2010 signed on March 30, 2010 (collectively the “Acts”). We anticipate a tax charge of less than $10 million due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Acts. We are still evaluating the other impacts from the Acts, but we do not expect them to have a material impact on our consolidated financial statements.
Dividend: In January 2010, we declared a quarterly dividend of 26.5 cents payable on April 30, 2010, to shareowners of record as of April 9, 2010.
Capital Expenditures: We expect 2010 capital expenditures to be in the range of $750 million to $850 million compared with $916 million in 2009. The primary driver of this decrease is lower spending on projects to expand corn seed production facilities compared to prior year.
Purchase of Chesterfield Village Research Center: In November 2009, we entered into an agreement to acquire Pfizer’s Chesterfield Village Research Center located in Chesterfield, MO. We are expected to acquire the property in early April 2010 for $435 million which will be paid this year and over the next two fiscal years.
Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the six months ended Feb. 28, 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.
2010 Acquisition: In October 2009, we acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million for the six months ended Feb. 28, 2010, and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
We believe that our company is positioned to deliver value added products to growers enabling us to grow our gross profit in the future. In the short term, we expect volatility in our ROUNDUP business as it moves to a sustainable level of earnings. We expect to see strong cash flow as well over the period, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
Approvals have been obtained in the United States and Canada, and key import countries of Japan, Korea, Taiwan, Philippines, Mexico, Australia and New Zealand for our next generation corn product. GENUITY SMARTSTAX, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests and provides tolerance to the herbicides glyphosate and glufosinate, uses multiple modes of action for insect control, the proven means to enhance performance, reduce structured refuge and maintain long-term durability of corn trait technology. GENUITY SMARTSTAX uniquely features a combination of weed and insect control traits that significantly reduces the risk of resistance for both above and below ground pests. As a result, the U.S. EPA and the Canadian Food Inspection Agency allowed reduction of the typical structured farm refuge from 20 percent to 5 percent for GENUITY SMARTSTAX in the U.S. Corn Belt and Canada and from 50 percent to 20 percent for the U.S. Cotton Belt. GENUITY SMARTSTAX corn was launched in the United States in 2010. A full regulatory submission was completed for a 5 percent refuge-in-a-bag (RIB) seed blend to the U.S. EPA and Canadian Feed Inspection Agency. GENUITY SMARTSTAX RIB would enable farmers in the Corn Belt to plant one corn product across their entire field without the need to plant a separate refuge. Global cultivation opportunities were expanded for corn and cotton with approval of BOLLGARD II Cotton in Brazil and corn field trials in Mexico and Pakistan.
During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all North American and key import country regulatory submissions for the first biotech drought-tolerant corn product. Pending necessary approvals, the product is on track for an introduction around 2012. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $1.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton and canola.
Our international traits businesses, in particular, will probably continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic environments. Although we see growth potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and BOLLGARD II, this business is currently operating under state governmental pricing directives that we believe limit near-term earnings growth in India.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

for a step change in contributions from seeds and traits in Brazil. As noted above, YIELDGARD Corn Borer was approved recently, and was planted in the past growing season. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. While it is unlikely that old technology ROUNDUP READY soybeans could be subject to a system absent rulings of patent infringement from ongoing court cases in Europe, we do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for providing the technology. Three Spanish cases, which we have appealed, and a U.K. case have had adverse early results regarding the old technology ROUNDUP READY soybeans. We settled the U.K. case, and both we and the defendants have dismissed our appeals of that matter. The first case in Holland has now been referred to the European Court of Justice (ECJ) for an interpretation of the EU patent law for biotech products. The ECJ had a hearing on Dec. 15, 2009, and its Advocate General delivered his opinion against patent enforcement on March 9, 2010. The Court’s judgment is expected later in 2010. Meanwhile, we are continuing to discuss alternative arrangements with various Argentine stakeholders pertaining to new soybean and cotton trait products. However, we have no certainty that any of these discussions will lead to an income producing outcome.
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies, including Monsanto, to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The European Food Safety Authority (EFSA) has issued an opinion that the French suspension is not supported on a scientific basis. The case has now been referred to the European Court of Justice (ECJ) and the ban remains in place. On April 17, 2009, Germany invoked the safeguard clause and also banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, there will be no sales or planting of MON810 products in Germany this growing season. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked safeguard measures but we have focused our legal challenges to those countries with significant corn plantings.
Agricultural Productivity
We believe our ROUNDUP herbicide gross profit peaked in 2008 and will decline in 2010 in light of our previously announced U.S. price reduction and a global oversupply of low priced generic material. However, we believe the business will continue to generate a strong source of cash and gross profit. Prices of generic formulations of glyphosate herbicides increased during fiscal year 2008, but against a background of increased global supply and softening raw material prices, generic prices are now at or near historical lows in many of our key markets. However, raw material prices have started to increase again. We have experienced fluctuating demand in recent years, and we recently successfully started-up new production capacity at our Luling, Louisiana, plant to meet the anticipated future demand for ROUNDUP. We will continue to actively manage our inventory and other costs.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

The lawn-and-garden business should continue benefiting from the ROUNDUP brand equity in the marketplace and remain a strong cash generator for Monsanto. Driving demand to more profitable products will allow us to offset higher production costs and increased commission expenses owed to The Scotts Miracle-Gro Company.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010. Accordingly, we will adopt this amendment in third quarter 2010, except for the additional Level 3 requirements which will be adopted in fiscal year 2011. We are currently evaluating the disclosure impact of adopting this standard on the consolidated financial statements.
In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs will replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change. The ASC does not change GAAP and did not impact our consolidated financial statements.
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
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt this standard in fiscal year 2011. We are currently evaluating the impact of adoption on our QSPE, other financing programs and on the consolidated financial statements.
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

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Statements of Consolidated Operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The provisions of the standard related to accounting for changes in ownership are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively. We adopted this standard on Sept. 1, 2009, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the consolidated financial statements, other than the following changes in presentation of noncontrolling interests:
•	Consolidated net income was recast to include net income attributable to both the company and noncontrolling interests in the Statements of Consolidated Operations.

•	Noncontrolling interests were reclassified from other liabilities to equity, separate from the parent’s shareowners’ equity, in the Condensed Statements of Consolidated Financial Position.

•	The Statements of Consolidated Cash Flows now begin with net income (including noncontrolling interests) instead of net income attributable to Monsanto Company, with net income from noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash provided by operating activities, and the Statements of Consolidated Cash Flows were recast to include dividend payments to noncontrolling interests.

•	Interim Condensed Statements of Consolidated Shareowners’ Equity and Comprehensive Income have been added to fulfill the disclosure requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Feb. 28, 2010 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

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
Patent and Commercial Proceedings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2009, on Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation ROUNDUP READY technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our ROUNDUP READY technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us. On Jan. 15, 2010, the Court granted our motion declaring that DuPont and Pioneer are not licensed to create a product containing ROUNDUP READY and Optimum® GAT® traits stacked in combination. The remaining patent claims are set for trial on Sept. 12, 2011.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s report on Form 10-Q for the quarterly period ended Nov. 30, 2009, starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, which has been dismissed. The Court set a Nov. 15, 2010, date for hearing to determine class certification. Pioneer has entered a stipulated settlement agreement with individual plaintiffs with no settlement class being certified.
Governmental Proceedings and Undertakings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, we have reported the accidental harvest of 0.22 acres of regulated Bt research cotton by a cooperator to the FDA, EPA and USDA. The Bt protein present in this research cotton is nearly identical to the protein in a corn product that has already obtained full approval in the United States and many foreign markets. On May 20, 2009, the EPA granted a time-limited exemption from the requirement of a tolerance for the protein in the research cotton, reaffirmed the safety of the protein in food and feed, and provided notice to the USDA and FDA that the cottonseed may now enter U.S. domestic commerce. On Feb. 10, 2010, we settled with the USDA, without admitting liability, and paid a civil penalty of an immaterial amount.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s report on Form 10-Q for the quarterly period ended Nov. 30, 2009, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.1 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $230 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $79 million to $40 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.8 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future.
On Jan. 12, 2010, the Antitrust Division of the U.S. Department of Justice (DOJ) issued a civil investigative demand to Monsanto requesting information on our soybean traits business. Among other things, the DOJ has requested information regarding our plans for and licensing of soybean seed containing ROUNDUP READY or ROUNDUP READY 2 YIELD traits. We are cooperating with this request.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2010 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of Shares	(d) Approximate Dollar
			(b) Average	Purchased as Part of	Value of Shares that May
	(a) Total Number of		Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased		per Share (1)	or Programs	the Plans or Programs

December 2009:
Dec. 1, 2009, through Dec. 31, 2009	106,725	(2)	$82.51	99,500	$459,431,394
January 2010:
Jan. 1, 2010, through Jan. 31, 2010	539,919	(3)	$81.19	537,900	$415,759,819
February 2010:
Feb. 1, 2010, through Feb. 28, 2010	107,300		$76.64	107,300	$407,536,762

Total	753,944		$80.73	744,700	$407,536,762

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 7,225 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	Includes 2,019 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
In April 2008, the board of directors authorized a repurchase program of up to $800 million of the company’s common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and will expire on Dec. 23, 2011. There were no other publicly announced plans outstanding as of Feb. 28, 2010.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareowers on Jan. 26, 2010, three matters were submitted to a vote of shareowers.
1.	Frank V. AtLee III, David L. Chicoine, Ph.D., Arthur H. Harper, and Gwendolyn S. King were nominated and elected to serve as directors until the 2013 Annual Meeting or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

Name	Votes “For”	Votes “Against”	Votes “Abstain”
Frank V. AtLee III	378,871,488	6,719,053	706,603

David L. Chicoine, Ph.D.	383,332,051	2,477,729	487,365

Arthur H. Harper	383,219,811	2,577,067	500,267

Gwendolyn S. King	380,512,130	5,262,362	522,653
2.	The appointment by the Audit and Finance Committee of the Board of Directors of Deloitte & Touche LLP as independent registered public accounting firm for the year 2010 was ratified by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 424,478,014 votes were cast in favor of ratification, 10,219,320 votes were cast against, and 1,258,728 votes were counted as abstentions.

3.	The performance goals under the Monsanto Company 2005 Long-Term Incentive Plan was ratified by a vote of the shareowners. The Board recommended a vote for the proposal. A total of 370,316,730 votes were cast in favor of ratification, 14,856,012 votes were cast against, and 1,123,100 votes were counted as abstentions.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: April 8, 2010

MONSANTO COMPANY	SECOND QUARTER 2010 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.