Form 10-Q
period 2010-05-31
MONSANTO CO /NEW/
filed 2010-07-02
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 540,450,295 shares of Common Stock, $0.01 par value, outstanding as of June 28, 2010.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and nine months ended May 31, 2010, and May 31, 2009, the Condensed Statements of Consolidated Financial Position as of May 31, 2010, and Aug. 31, 2009, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2010, and May 31, 2009, the Condensed Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the nine months ended May 31, 2010, and year ended Aug. 31, 2009, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009

Net Sales	$2,962	$3,161	$8,549	$9,845
Cost of goods sold	1,575	1,327	4,324	3,940

Gross Profit	1,387	1,834	4,225	5,905
Operating Expenses:
Selling, general and administrative expenses	492	504	1,500	1,576
Research and development expenses	302	295	848	812
Acquired in-process research and development	—	—	—	162
Restructuring charges, net	34	—	78	—

Total Operating Expenses	828	799	2,426	2,550
Income from Operations	559	1,035	1,799	3,355
Interest expense	35	32	115	81
Interest income	(18)	(14)	(43)	(57)
Other expense (income), net	7	4	(3)	62

Income from Continuing Operations Before Income Taxes	535	1,013	1,730	3,269
Income tax provision	138	308	468	924

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$397	$705	$1,262	$2,345

Discontinued Operations:
Income from operations of discontinued businesses	—	—	5	19
Income tax provision	—	—	—	8

Income on Discontinued Operations	—	—	5	11

Net Income	$397	$705	$1,267	$2,356

Less: Net income attributable to noncontrolling interest	13	11	15	14

Net Income Attributable to Monsanto Company	$384	$694	$1,252	$2,342

Amounts Attributable to Monsanto Company:
Income from continuing operations	$384	$694	$1,247	$2,331
Income on discontinued operations	—	—	5	11

Net Income Attributable to Monsanto Company	$384	$694	$1,252	$2,342

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.71	$1.27	$2.29	$4.26
Income on discontinued operations	—	—	0.01	0.02

Net Income	$0.71	$1.27	$2.30	$4.28

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.70	$1.25	$2.26	$4.19
Income on discontinued operations	—	—	0.01	0.02

Net Income	$0.70	$1.25	$2.27	$4.21

Weighted Average Shares Outstanding:
Basic	543.2	546.4	544.7	547.5
Diluted	549.9	554.6	552.1	555.9

Dividends Declared per Share	$—	$—	$0.53	$0.51
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of May 31,	As of Aug. 31,
(Dollars in millions, except share amounts)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$475	$1,956
Trade receivables, net	3,233	1,556
Miscellaneous receivables	710	654
Deferred tax assets	552	662
Inventory, net	2,847	2,934
Other current assets	83	121

Total Current Assets	7,900	7,883
Total property, plant and equipment	7,833	7,158
Less accumulated depreciation	3,730	3,549

Property, Plant and Equipment, Net	4,103	3,609
Goodwill	3,184	3,218
Other Intangible Assets, Net	1,262	1,371
Noncurrent Deferred Tax Assets	858	743
Long-Term Receivables, Net	473	557
Other Assets	558	496

Total Assets	$18,338	$17,877

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$839	$79
Accounts payable	573	676
Income taxes payable	147	79
Accrued compensation and benefits	197	263
Accrued marketing programs	708	934
Deferred revenues	201	219
Grower production accruals	146	139
Dividends payable	—	145
Customer payable	—	307
Restructuring reserves	177	286
Miscellaneous short-term accruals	717	629

Total Current Liabilities	3,705	3,756
Long-Term Debt	1,862	1,724
Postretirement Liabilities	722	793
Long-Term Deferred Revenue	422	488
Noncurrent Deferred Tax Liabilities	134	153
Long-Term Portion of Environmental and Litigation Liabilities	189	197
Other Liabilities	687	641
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 587,941,317 and 585,557,964 shares, respectively
Outstanding 540,521,813 and 545,407,427 shares, respectively	6	6
Treasury stock 47,419,504 and 40,150,537 shares, respectively, at cost	(2,076)	(1,577)
Additional contributed capital	9,856	9,695
Retained earnings	3,644	2,682
Accumulated other comprehensive loss	(851)	(744)
Reserve for ESOP debt retirement	(5)	(6)

Total Monsanto Company Shareowners’ Equity	10,574	10,056

Noncontrolling Interest	43	69

Total Shareowners’ Equity	10,617	10,125

Total Liabilities and Shareowners’ Equity	$18,338	$17,877

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Nine Months Ended May 31,
(Dollars in millions)	2010	2009

Operating Activities:
Net Income	$1,267	$2,356
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	446	404
Bad-debt expense	41	56
Stock-based compensation expense	72	86
Excess tax benefits from stock-based compensation	(40)	(24)
Deferred income taxes	(98)	12
Restructuring charges, net	78	—
Equity affiliate income, net	(21)	(11)
Acquired in-process research and development	—	162
Net gain on sales of a business or other assets	(2)	(6)
Other items	38	(58)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(1,648)	(967)
Inventory, net	78	(853)
Deferred revenues	(80)	(666)
Accounts payable and other accrued liabilities	(324)	(40)
Restructuring cash payments	(175)	—
Pension contributions	(95)	(51)
Net investment hedge settlement	(4)	36
Other items	(71)	7

Net Cash (Required) Provided by Operating Activities	(538)	443

Cash Flows Required by Investing Activities:
Maturities of short-term investments	—	117
Capital expenditures	(560)	(661)
Acquisition of businesses, net of cash acquired	(57)	(280)
Purchases of long-term debt and equity securities	(14)	(7)
Technology and other investments	(26)	(60)
Proceeds from divestiture of a business	—	300
Other investments and property disposal proceeds	43	3

Net Cash Required by Investing Activities	(614)	(588)

Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	596	(44)
Short-term debt proceeds	26	55
Short-term debt reductions	(54)	(45)
Long-term debt reductions	(3)	(70)
Payments on other financing	(3)	—
Treasury stock purchases	(498)	(310)
Stock option exercises	50	30
Excess tax benefits from stock-based compensation	40	24
Dividend payments	(434)	(408)
Dividend payments to noncontrolling interests	(43)	(7)

Net Cash Required by Financing Activities	(323)	(775)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	(114)

Net Decrease in Cash and Cash Equivalents	(1,481)	(1,034)
Cash and Cash Equivalents at Beginning of Period	1,956	1,613

Cash and Cash Equivalents at End of Period	$475	$579

See Note 19 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

Condensed Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
Unaudited			Additional		Other	Reserve	Non-
(Dollars in millions,	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
except per share amounts)	Stock	Stock	Capital	Earnings	(Loss)(1)	Debt	Interests	Total

Balance as of Aug. 31, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$37	$9,411
Net income	—	—	—	2,109	—	—	24	2,133
Foreign currency translation	—	—	—	—	(333)	—	(5)	(338)
Postretirement benefit plan activity, net of tax of $(119)	—	—	—	—	(189)	—	—	(189)
Accumulated derivative activity, net of tax of $(95)	—	—	—	—	(144)	—	—	(144)

Comprehensive income for 2009							19	1,462
Treasury stock purchases	—	(400)	—	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	—	39
Excess tax benefits from stock-based compensation	—	—	35	—	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	—	(565)
Dividend payments to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	—	4
Donation of noncontrolling interest	—	—	—	—	—	—	28	28
Purchase of noncontrolling interest	—	—	—	—	—	—	(5)	(5)

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125
Net income	—	—	—	1,252	—	—	15	1,267
Foreign currency translation	—	—	—	—	(201)	—	—	(201)
Postretirement benefit plan activity, net of tax of $9	—	—	—	—	31	—	—	31
Realized and unrealized gain on investments, net of tax of ($1)	—	—	—	—	(1)	—	—	(1)
Accumulated derivative activity, net of tax of $35	—	—	—	—	64	—	—	64

Comprehensive income for nine months ended May 31, 2010							15	1,160
Treasury stock purchases	—	(499)	—	—	—	—	—	(499)
Restricted stock withholding	—	—	(3)	—	—	—	—	(3)
Issuance of shares under employee stock plans	—	—	50	—	—	—	—	50
Excess tax benefits from stock-based compensation	—	—	40	—	—	—	—	40
Stock-based compensation expense	—	—	74	—	—	—	—	74
Cash dividends of $0.53 per common share	—	—	—	(290)	—	—	—	(290)
Dividend payments to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of May 31, 2010	$6	$(2,076)	$9,856	$3,644	$(851)	$(5)	$43	$10,617

(1)	See Note 17 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009. Financial information for the first nine months of fiscal year 2010 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. Accordingly, Monsanto prospectively adopted this amendment in third quarter 2010, except for the additional Level 3 requirements which will be adopted in fiscal year 2011. See Note 13 — Fair Value Measurements for the new disclosures. The company is currently evaluating the disclosure impact of adopting the additional Level 3 requirements of the standard on the consolidated financial statements.
In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative U.S. generally accepted accounting principles (GAAP) (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change. The ASC does not change GAAP and did not impact the company’s consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Statements of Consolidated Operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The provisions of the standard related to accounting for changes in ownership are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively. Monsanto adopted this standard on Sept. 1, 2009, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the consolidated financial statements, other than the following changes in presentation of noncontrolling interests:
•	Consolidated net income was recast to include net income attributable to both the company and noncontrolling interests in the Statements of Consolidated Operations.

•	Noncontrolling interests were reclassified from other liabilities to equity, separate from the parent’s shareowners’ equity, in the Condensed Statements of Consolidated Financial Position.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

•	The Statements of Consolidated Cash Flows now begin with net income (including noncontrolling interests) instead of net income attributable to Monsanto Company, with net income from noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash provided by operating activities, and the Statements of Consolidated Cash Flows were recast to include dividend payments to noncontrolling interests.

•	Interim Condensed Statements of Consolidated Shareowners’ Equity and Comprehensive Income have been added to fulfill the disclosure requirements.
NOTE 3. BUSINESS COMBINATIONS

Effective Sept. 1, 2009, Monsanto adopted the new guidance in the Business Combinations topic of the ASC for acquisitions subsequent to that date.
2010 Acquisitions: In April 2010, Monsanto acquired a corn and soybean processing plant located in Paine, Chile from Anasac, a Santiago-based company that provides seed processing services. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce tolling in Chile, while increasing production supply. Acquisition costs were less than $1 million for the nine months ended May 31, 2010, and classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition were $34 million, and it was primarily allocated to fixed assets, goodwill, and intangibles. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.
In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million for the nine months ended May 31, 2010, and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles, and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other expense (income), net in the Statements of Consolidated Operations for the nine months ended May 31, 2010.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

accounted for as purchase transactions. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The purchase price allocations for the first and third quarter 2010 and the fourth quarter 2009 acquisitions are preliminary and are subject to adjustment pending further assessments, including the valuation of certain assets. Proforma information related to acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations is not considered to be significant.
For acquisitions prior to fiscal year 2010, as of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities in accordance with business combination accounting guidance. These activities primarily include the potential closure of certain acquired subsidiaries. Through May 31, 2010, estimated costs of $22 million have been recognized as short-term liabilities in the purchase price allocations above and for fiscal year 2008 acquisitions, and $14 million has been charged against those liabilities, primarily related to payments for employee terminations and entity consolidation. As management finalizes plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.
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
Monsanto accounted for the guarantee in accordance with the Guarantees topic of the ASC, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto recorded its guarantee liability at a value that approximated fair value (except that it did not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto did not recognize any servicing asset or liability because the servicing fee was considered adequate compensation for the servicing activities. Servicing activities including discounts on the sale of customer receivables resulted in income of $1 million for the nine months ended May 31, 2009.
Proceeds from customer loans sold through the financing program totaled $130 million for the first nine months of fiscal year 2009. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no loan balances outstanding as of May 31, 2010, or Aug. 31, 2009.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Monsanto’s investment in the QSPE was $10 million as of May 31, 2010, and is included in other assets in the Condensed Statements of Consolidated Financial Position and is classified as a debt security. Interest earned on Monsanto’s investment in the QSPE was less than $1 million for the three months and nine months ended May 31, 2010, and is included in interest income on the Statements of Consolidated Operations.
Under the financing program, Monsanto’s transfer of select customer receivables to the QSPE is accounted for as a sale, in accordance with the Transfers and Servicing topic of the ASC. Monsanto does not service the receivables; however, under the QSPE a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program.
Proceeds from customer receivables sold through the financing program and derecognized from the Condensed Statements of Consolidated Financial Position totaled $70 million for the first nine months of fiscal year 2010. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and are net of a loss on sale of receivables of $4 million for the nine months ended May 31, 2010. The remaining receivable balance in the QSPE outstanding as of May 31, 2010, was $36 million. Receivables are considered delinquent when payments are one day past due, but the provisions on the financing program for non-performance start on the 15th day past due. If a customer fails to pay an obligation when due, the provisions for bad debt on the program will be accounted for as an expense by the QSPE and the investment on Monsanto’s Condensed Statements of Consolidated Financial Position will be decreased. As of May 31, 2010, there were $2 million of receivables sold through this financing program that were delinquent. Based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded its recourse provision at $3 million as of May 31, 2010. Adverse changes in the actual loss rate would decrease Monsanto’s investment asset. The maximum potential amount of future payments under the recourse provision was $13 million as of May 31, 2010. If Monsanto is called upon to make payments under the recourse provision, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $300 million) for selected customers in Brazil. These agreements qualify for sales treatment under the Transfers and Servicing topic of the ASC. Proceeds from the transfer of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. Proceeds from the transfer of receivables through the program totaled $136 million and $119 million for the first nine months of fiscal years 2010 and 2009, respectively. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $17 million and $6 million as of May 31, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $125 million as of May 31, 2010. The loan balance outstanding for these programs was $125 million and $160 million as of May 31, 2010, and Aug. 31, 2009, respectively. There were delinquent loans of $5 million and $2 million as of May 31, 2010, and Aug. 31, 2009, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs with financial institutions in the United States, Europe and Argentina. Proceeds from the payment of receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and totaled $112 million and $59 million for the first nine months of fiscal years 2010 and 2009, respectively. Under most of these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value and is based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $5 million as of May 31, 2010, and Aug. 31, 2009. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $26 million as of May 31, 2010. The loan balance outstanding for these programs was $27 million and $48 million as of May 31, 2010, and Aug. 31, 2009, respectively.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In August 2009, Monsanto entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $51 million for the first nine months of fiscal year 2010. The agreement includes recourse provisions and thus a liability was established at the time of sale which approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $3 million as of May 31, 2010, and $2 million as of Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $3 million as of May 31, 2010. The outstanding balance of the receivables sold was $54 million and $319 million as of May 31, 2010, and Aug. 31, 2009, respectively. There were delinquent accounts of $5 million as of May 31, 2010, and there were no delinquent accounts as of Aug. 31, 2009.
Monsanto also sells accounts receivable in European regions and Argentina, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $12 million and $11 million for the first nine months of fiscal years 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of May 31, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreements was $4 million as of May 31, 2010. The outstanding balance of the receivables sold was $8 million and $57 million as of May 31, 2010, and Aug. 31, 2009, respectively. There were no delinquent loans as of May 31, 2010, or Aug. 31, 2009.
NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended	Nine Months Ended
(Dollars in millions)	May 31, 2010	May 31, 2010

Costs of Goods Sold(1)	$(52)	$(106)
Restructuring Charges, Net(1)(2)	(34)	(78)

Loss from Continuing Operations Before Income Taxes	(86)	(184)
Income Tax Benefit	25	56

Net Loss	$(61)	$(128)

(1)	For the three months ended May 31, 2010, the $52 million of restructuring charges recorded in costs of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $39 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $106 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $93 million in Seeds and Genomics. For the three months ended May 31, 2010, the $34 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $5 million in Agricultural Productivity and $29 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $78 million of restructuring charges were split by segment as follows: $41 million in Agricultural Productivity and $37 million in Seeds and Genomics.

(2)	The restructuring charges for the three and nine months ended May 31, 2010, include reversals of $15 million and $26 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance as positions originally included in the plan were eliminated through attrition.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. The company created a separate division for its ROUNDUP and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

previously announced restructuring plan. The plan is expected to be completed by the end of the fiscal year, and all payments will be made by the end of the first quarter in fiscal year 2011.
The following table displays the pretax charges of $86 million and $184 million incurred by segment under the 2009 Restructuring Plan for the three and nine months ended May 31, 2010, respectively, as well as the cumulative pretax charges of $590 million under the 2009 Restructuring Plan.

	Three Months Ended May 31, 2010			Nine Months Ended May 31, 2010
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$13	$4	$17	$17	$15	$32
Facility Closures / Exit Costs	16	1	17	19	26	45
Asset Impairments
Property, plant and equipment	—	—	—	1	—	1
Inventory	39	13	52	93	13	106

Total Restructuring Charges, Net	$68	$18	$86	$130	$54	$184

				Cumulative Amount through May 31, 2010
				Seeds and	Agricultural
(Dollars in millions)				Genomics	Productivity	Total

Work Force Reductions				$192	$78	$270
Facility Closures / Exit Costs				22	73	95
Asset Impairments
Property, plant and equipment				32	4	36
Inventory				117	13	130
Other intangible assets				59	—	59

Total Restructuring Charges, Net				$422	$168	$590

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
In the nine months ended May 31, 2010, pretax restructuring charges of $184 million were recorded. The $32 million in work force reductions relate primarily to Europe and the United States. The facility closures/exit costs of $45 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold related to discontinued products worldwide.
The following table summarizes the activities related to the company’s 2009 Restructuring Plan. See Note 3 — Business Combinations — for restructuring reserves related to acquisitions.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Beginning Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in first nine months of fiscal year 2010	32	45	107	184
Cash payments	(136)	(39)	—	(175)
Asset impairments and write-offs	—	—	(107)	(107)
Foreign currency impact	1	—	—	1

Ending Liability as of May 31, 2010	$113	$56	$—	$169

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 6. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $177 million and $162 million as of May 31, 2010, and Aug. 31, 2009, respectively.
Long-term receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $177 million and $172 million as of May 31, 2010, and Aug. 31, 2009, respectively.
NOTE 7. INVENTORY

Components of inventory are:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2010	2009

Finished Goods	$1,418	$1,362
Goods In Process	1,164	1,340
Raw Materials and Supplies	408	417

Inventory at FIFO Cost	2,990	3,119
Excess of FIFO over LIFO Cost	(143)	(185)

Total	$2,847	$2,934

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2010 annual goodwill impairment test was performed as of March 1, 2010, and no goodwill impairment existed as of that date.
Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2010, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2009	$3,156	$62	$3,218
Acquisition activity (see Note 3)	24	—	24
Effect of foreign currency translation adjustments and other	(58)	—	(58)

Balance as of May 31, 2010	$3,122	$62	$3,184

In the nine months ended May 31, 2010, goodwill decreased due to the effect of foreign currency translation adjustments. This was offset by an increase due to the 2010 acquisitions of Seminium and a seed processing business in Chile and the updating of the preliminary purchase price allocations for some of the 2009 acquisitions. See Note 3 — Business Combinations — for further information.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2010			As of Aug. 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,156	$(628)	$528	$1,172	$(604)	$568
Acquired Biotechnology Intellectual Property	834	(639)	195	829	(589)	240
Trademarks	343	(90)	253	345	(81)	264
Customer Relationships	312	(104)	208	317	(88)	229
Other	125	(47)	78	110	(40)	70

Total	$2,770	$(1,508)	$1,262	$2,773	$(1,402)	$1,371

The decrease in other intangible assets during the nine months ended May 31, 2010, primarily resulted from the effect of foreign currency translation adjustments. This was offset by an increase resulting from the acquisition of Seminium described in Note 3 — Business Combinations.
Total amortization expense of other intangible assets was $38 million in third quarter of fiscal year 2010 and $39 million in third quarter of fiscal year 2009. Total amortization expense of other intangible assets was $117 million for the nine months ended May 31, 2010, and $111 million for the nine months ended May 31, 2009. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of May 31, 2010, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
NOTE 9. INVESTMENTS AND EQUITY AFFILIATES

Investments
Monsanto has investments in long-term debt and equity securities, which are considered available-for-sale. As of May 31, 2010, and Aug. 31, 2009, these long-term debt and equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $35 million and $25 million, respectively. Net unrealized losses (net of deferred taxes) of $12 million and $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of May 31, 2010, and Aug. 31, 2009, respectively.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of May 31, 2010, and Aug. 31, 2009, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $62 million and $60 million, respectively. Monsanto purchased $88 million and $197 million of inventory from the seed supplier for the three and nine months ended May 31, 2010, respectively, and $142 million and $282 million for the three and nine months ended May 31, 2009. Sales of inventory to the seed supplier were $5 million for the three and nine months ended May 31, 2010, and $1 million for the three and nine months ended May 31, 2009. As of May 31, 2010, and Aug. 31, 2009, the amount payable to the seed supplier was $1 million and $84 million, respectively, and recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. As of May 31, 2010, there were no prepayments, while the prepayment as of Aug. 31, 2009, was $5 million, included in other current assets in the Condensed Statements of Consolidated Financial Position related to inventory delivered in fiscal year 2010.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 10. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for the three months ended May 31, 2010, and May 31, 2009, and revenue of $60 million was recorded for the nine months ended May 31, 2010, and May 31, 2009. As of May 31, 2010, and Aug. 31, 2009, the remaining receivable balance is $466 million and $543 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of May 31, 2010, and Aug. 31, 2009, the remaining deferred revenue balance is $417 million and $476 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $4 million and $12 million for the three and nine months ended May 31, 2010, respectively. Interest income for the three and nine months ended May 31, 2009, was $5 million and $15 million, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of May 31, 2010, and Aug. 31, 2009, the remaining receivable balance is $72 million and $70 million, respectively, related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables on the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and was less than $1 million and $2 million for the three and nine months ended May 31, 2010, respectively. There was $1 million and $2 million in interest income for the three and nine months ended May 31, 2009, respectively. As of May 31, 2010, and Aug. 31, 2009, the remaining deferred revenue balance of $72 million and $70 million, respectively, is included in long-term deferred revenue in the Condensed Statements of Consolidated Financial Position and the current portion is included in deferred revenue.
NOTE 11. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. In the first nine months of 2010 statutes expired in several jurisdictions and several domestic and ex-US tax matters were resolved favorably. In addition, favorable adjustments were recorded as a result of the filing of tax returns in several jurisdictions. The Patient Protection and Affordable Care Act was signed by President Obama on March 23, 2010, and the Health Care and Education Act of 2010 was signed on March 30, 2010 (collectively the “Acts”). Monsanto recorded a tax charge of $8 million during third quarter 2010 due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Acts. Monsanto recorded a net tax benefit of $63 million in the first nine months of 2010 primarily driven by the cumulative effect of these items.
During the first nine months of 2009 several domestic and ex-US tax matters were resolved favorably. On Oct. 3, 2008, the retroactive extension of the research and development credit was enacted as part of the Emergency Economic Stabilization Act of 2008. During the first nine months of 2009, Monsanto recorded an income tax benefit of $119 million primarily as a result of these items.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 12. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized gains, net of tax, of $5 million and $9 million were recorded in accumulated other comprehensive loss to reflect the after tax change in the fair value of the forward-starting interest rate swaps as of May 31, 2010, and Aug. 31, 2009, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
The fair value of the total short-term debt was $839 million and $79 million as of May 31, 2010, and Aug. 31, 2009, respectively. The fair value of the total long-term debt was $2,021 million and $1,863 million as of May 31, 2010, and Aug. 31, 2009, respectively.
As of May 31, 2010, Monsanto had commercial paper borrowings outstanding of $561 million which is included in short-term debt on the Condensed Statements of Consolidated Financial Position.
In April 2010, Monsanto completed the purchase of the Chesterfield Village Research Center from Pfizer. There is debt outstanding of $324 million on the purchase price of which $188 million is included in short-term debt and $136 million is included in long-term debt on the Condensed Statements of Consolidated Financial Position as of May 31, 2010. As of May 31, 2010, the interest rate on the notes was 0.99%.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2010, and Aug. 31, 2009. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at May 31, 2010 Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$190	$—	$—	$—	$190
Debt and equity securities	25	—	10	—	35
Derivative assets related to:
Foreign currency	—	39	—	—	39
Interest rates	—	9	—	—	9
Corn	—	2	—	—	2
Soybeans	5	2	—	(5)	2

Total Assets at Fair Value	$220	$52	$10	$(5)	$277

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	18	—	—	18
Corn	16	7	—	(16)	7
Soybeans	5	—	—	(5)	—
Energy and raw materials	—	21	—	—	21

Total Liabilities at Fair Value	$21	$46	$—	$(21)	$46

	Fair Value Measurements at Aug. 31, 2009 Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,548	$—	$—	$—	$1,548
Equity securities	25	—	—	—	25
Derivative assets related to:
Foreign currency	—	34	—	—	34
Interest rates	—	14	—	—	14
Commodities	2	—	—	(2)	—

Total Assets at Fair Value	$1,575	$48	$—	$(2)	$1,621

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	37	—	—	37
Commodities	93	31	—	(93)	31

Total Liabilities at Fair Value	$93	$68	$—	$(93)	$68

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
As discussed in Note 4 — Customer Financing Programs, Monsanto purchased available-for-sale securities in the first nine months of fiscal year 2010, which are recorded in other assets in the Condensed Statements of Consolidated Financial

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Position. The initial investment is measured at fair value using an independent pricing source and subsequently adjusted for expected future credit losses. Because the credit losses are based on internal assumptions, these investments are considered to be Level 3.
The following table summarizes the changes in fair value of the Level 3 asset as of May 31, 2010.

	Three Months	Nine Months
	Ended	Ended
(Dollars in millions)	May 31, 2010	May 31, 2010

Beginning Balance	$4	$—
Purchases, sales, issuances, settlements and payments received	7	13
Unrealized loss in investments included in accumulated other comprehensive loss	(1)	(3)

Ending Balance	$10	$10

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a nonrecurring basis, were required prospectively beginning Sept. 1, 2009. During the three and nine months ended May 31, 2010, there were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of May 31, 2010, and Aug. 31, 2009.
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
Monsanto’s commodity price risk management strategy is to use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from volatility in commodity prices. Price fluctuations in commodities, mainly in corn and soybeans, can cause the actual prices paid to production growers for corn and soybean seeds to differ from anticipated cash outlays. Monsanto uses commodity futures and options contracts to manage these risks. Monsanto’s energy and raw material risk management strategy is to use derivative instruments to minimize significant unanticipated manufacturing cost fluctuations that may arise from volatility in natural gas, diesel and ethylene prices.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 15 months for foreign-currency hedges, 46 months for commodity hedges and 27 months for interest rate hedges. During the next 12 months, a pretax net loss of approximately $24 million will be reclassified from other comprehensive income into earnings. During the nine months ended May 31, 2010, a loss of $29 million was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during the three months ended May 31, 2010, or during the three and nine months ended May 31, 2009.
Fair-Value Hedges
The company uses commodity futures and options contracts as fair-value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as a fair-value hedge, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The difference between the carrying value and the fair value of hedged items classified as fair-value hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair-value hedges, determined in accordance with the Derivatives and Hedging topic of the ASC, had an immaterial effect on earnings in the three and nine months ended May 31, 2010, and May 31, 2009. No fair-value hedges were discontinued during the three and nine months ended May 31, 2010, or May 31, 2009.
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
The company uses commodity option contracts to hedge anticipated cash payments to corn growers in the United States, Mexico and Brazil, which can fluctuate based on changes in corn price. Because these option contracts do not meet the provisions specified by the Derivatives and Hedging topic of the ASC, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
To reduce credit exposure in Latin America, Monsanto collects payments on certain customer accounts in grain. Such payments in grain are negotiated at or near the time Monsanto’s products are sold to the customers and are valued at the prevailing grain commodity prices. By entering into forward sales contracts related to grain, Monsanto may choose to mitigate the commodity price exposure from the time a contract is signed with a customer until the time the grain is collected from the customer by a grain merchant on Monsanto’s behalf. The forward sales contracts are not designated as hedging instruments under the Derivatives and Hedging topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of May 31, 2010, and Aug. 31, 2009, were as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2010	2009

Derivatives Designated as Hedges:
Foreign exchange contracts	$359	$718
Commodity contracts	579	716
Interest rate contracts	250	250

Total Derivatives Designated as Hedges	$1,188	$1,684

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,147	$1,391
Commodity contracts	270	1

Total Derivatives Not Designated as Hedges	$1,417	$1,392

The fair values of the company’s derivative instruments outstanding as of May 31, 2010, and Aug. 31, 2009, were as follows:

	Balance Sheet Location	Fair Value(1)
		As of May 31,	As of Aug. 31,
(Dollars in millions)		2010	2009

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$25	$14
Foreign exchange contracts	Other assets	5	13
Commodity contracts	Other current assets(2)	5	1
Commodity contracts	Other assets(2)	—	1
Interest rate contracts	Other assets	9	14

Total derivatives designated as hedges		44	43

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	9	7
Commodity contracts	Trade receivables, net	1	—
Commodity contracts	Miscellaneous receivables	3	—

Total derivatives not designated as hedges		13	7

Total Asset Derivatives		$57	$50

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$2	$10
Commodity contracts	Other current assets(2)	13	85
Commodity contracts	Other assets(2)	3	7
Commodity contracts	Miscellaneous short-term accruals	12	19
Commodity contracts	Other liabilities	9	12

Total derivatives designated as hedges		39	133

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	16	27
Commodity contracts	Trade receivables, net	6	—
Commodity contracts	Other current assets(2)	6	1

Total derivatives not designated as hedges		28	28

Total Liability Derivatives		$67	$161

(1)	The carrying values of Monsanto’s derivative instruments approximate fair value.

(2)	As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 13 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of May 31, 2010, and Aug. 31, 2009.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Three Months Ended May 31,		Three Months Ended May 31,		Income Statement
(Dollars in millions)	2010	2009	2010	2009	Classification

Derivatives Designated as Hedges:
Fair-value hedges:
Commodity contracts(4)			$(4)	$(38)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(6)	$(40)	(5)	20	Net sales
Foreign exchange contracts	11	(17)	4	7	Cost of goods sold
Commodity contracts	(17)	91	(19)	—	Cost of goods sold
Interest rate contracts	(9)	16	(2)	(2)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(20)	—	—	N/A(5)

Total Derivatives Designated as Hedges	(21)	30	(26)	(13)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			(13)	(115)	Other expense, net
Commodity contracts			(5)	—	Net sales
Commodity contracts			(1)	1	Cost of goods sold
Commodity contracts			(2)	—	Other expense, net

Total Derivatives Not Designated as Hedges			(21)	(114)

Total Derivatives	$(21)	$30	$(47)	$(127)

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Nine Months Ended May 31,		Nine Months Ended May 31,		Income Statement
(Dollars in millions)	2010	2009	2010	2009	Classification

Derivatives Designated as Hedges:
Fair-value hedges:
Commodity contracts(4)			$4	$(16)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(12)	$44	(3)	31	Net sales
Foreign exchange contracts	22	48	12	19	Cost of goods sold
Commodity contracts	12	(153)	(87)	29	Cost of goods sold
Interest rate contracts	(5)	16	(5)	(5)	Interest expense
Net investment hedges:
Foreign exchange contracts	(3)	24	—	—	N/A(5)

Total Derivatives Designated as Hedges	14	(21)	(79)	58

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			(33)	(108)	Other expense, net
Commodity contracts			(5)	—	Net sales
Commodity contracts			(1)	—	Cost of goods sold
Commodity contracts			(2)	—	Other expense, net

Total Derivatives Not Designated as Hedges			(41)	(108)

Total Derivatives	$14	$(21)	$(120)	$(50)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

(3)	Gain or loss on commodity cash flow hedges includes a loss of $1 million and a gain of $7 million from ineffectiveness for the three months ended May 31, 2010, and May 31, 2009, respectively, and a gain of less than $1 million and $4 million from ineffectiveness for the nine months ended May 31, 2010, and May 31, 2009, respectively. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $29 million for the nine months ended May 31, 2010. There were no hedges discontinued in the three months ended May 31, 2010. No gains or losses were excluded from the assessment of hedge effectiveness during the three or nine months ended May 31, 2010, and May 31, 2009.

(4)	Gain or loss on commodity fair value hedges is offset by a gain of $1 million and $38 million on the underlying hedged inventory for the three months ended May 31, 2010, and May 31, 2009, respectively, and a loss of $6 million and a gain of $21 million on the underlying hedged inventory for the nine months ended May 31, 2010, and May 31, 2009, respectively. A loss of $3 million and less than $1 million during the three months ended May 31, 2010, and May 31, 2009, and a loss of $2 million and a gain of $5 million during the nine months ended May 31, 2010, and May 31, 2009, respectively, was included in cost of goods sold due to ineffectiveness.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction gain of $4 million and $108 million during the three months ended May 31, 2010, and May 31, 2009, respectively, and a gain of $9 million and $32 million during the nine months ended May 31, 2010, and May 31, 2009, respectively.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position on May 31, 2010, and Aug. 31, 2009, is $35 million and $43 million, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2010, and Aug. 31, 2009, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to relatively few large wholesale customers. The company’s business is highly seasonal, and it is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation, and account monitoring procedures are used to minimize the risk of loss. Collateral is obtained when it is deemed appropriate by the company.
Monsanto regularly evaluates its business practices to minimize its credit risk. During the nine months ended May 31, 2010, and Aug. 31, 2009, the company engaged multiple banks primarily in the United States, Argentina, Brazil and Europe in the development of customer financing programs. For further information on these programs, see Note 4 — Customer Financing Programs.
NOTE 15. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended May 31, 2010			Three Months Ended May 31, 2009
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$13	$2	$15	$12	$2	$14
Interest Cost on Benefit Obligation	23	3	26	26	4	30
Assumed Return on Plan Assets	(30)	(4)	(34)	(29)	(5)	(34)
Amortization of Unrecognized Net Loss	13	1	14	9	1	10

Total Net Periodic Benefit Cost	$19	$2	$21	$18	$2	$20

	Nine Months Ended May 31, 2010			Nine Months Ended May 31, 2009
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$38	$5	$43	$36	$5	$41
Interest Cost on Benefit Obligation	70	11	81	79	12	91
Assumed Return on Plan Assets	(91)	(12)	(103)	(87)	(14)	(101)
Amortization of Unrecognized Net Loss	40	3	43	28	3	31
Curtailment and Settlement Charge (Gain)	2	(7)	(5)	—	—	—

Total Net Periodic Benefit Cost	$59	$—	$59	$56	$6	$62

Health Care and Other Postretirement Benefits	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2010	2009	2010	2009

Service Cost for Benefits Earned During the Period	$2	$3	$7	$9
Interest Cost on Benefit Obligation	3	4	9	13
Amortization of Unrecognized Net Gain	(2)	(3)	(8)	(11)

Total Net Periodic Benefit Cost	$3	$4	$8	$11

Monsanto contributed $75 million and $45 million to its U.S. qualified plan and $20 million and $6 million to plans outside the United States in each of the nine month periods ended May 31, 2010, and May 31, 2009, respectively. As of May 31, 2010, management does not expect to make additional contributions to the company’s U.S. qualified plan in fiscal 2010. Pension plan funding regulations include conditions that allow a plan’s credit balance created as a result of prior years’ contributions in excess of the required minimum to be used to satisfy current year contributions. Discretionary contributions made by the company previously have created a credit balance and the company expects to use a portion of it in lieu of making additional fiscal year 2010 contributions. As of May 31, 2010, management expects to make additional contributions of approximately $2 million to the company’s pension plans outside the United States in fiscal year 2010.
Employee Savings Plan
The Monsanto leveraged employee stock ownership plan (Monsanto ESOP) debt was restructured in November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $54 million and $52 million is due to the Monsanto ESOP from the company and is included in other liabilities on the Condensed Statements of Financial Position as of May 31, 2010, and Aug. 31, 2009, respectively, related to this restructuring and the 2004 ESOP enhancement.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 16. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2010, and May 31, 2009. Stock-based compensation cost capitalized in inventory was $8 million and $7 million as of May 31, 2010, and Aug. 31, 2009, respectively.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2010	2009	2010	2009

Cost of Goods Sold	$3	$7	$11	$15
Selling, General and Administrative Expenses	12	18	44	53
Research and Development Expenses	5	6	17	18

Pre-Tax Stock-Based Compensation Expense	20	31	72	86
Income Tax Benefit	(7)	(11)	(25)	(30)

Net Stock-Based Compensation Expense	$13	$20	$47	$56

During the nine months ended May 31, 2010, Monsanto granted 3,324,820 stock options and 491,675 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP during the nine months ended May 31, 2010. In addition, during the nine months ended May 31, 2010, 17,970 shares of deferred stock and 1,190 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the nine months ended May 31, 2010, was $24.05 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $89 million as of May 31, 2010, and will be recognized as expense over a weighted-average period of 2.0 years.
The weighted-average grant-date fair value of restricted stock units granted during the nine months ended May 31, 2010, was $72.34 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was less than $1 million and $64 million, respectively, as of May 31, 2010, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.4 years and 2.4 years, respectively, as of May 31, 2010. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the nine months ended May 31, 2010, was $81.94 per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was less than $1 million as of May 31, 2010, and will be recognized as expense over a weighted-average period of three months.
NOTE 17. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity and consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2010	2009	2010	2009

Comprehensive Income	$220	$1,144	$1,160	$1,834

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The components of accumulated other comprehensive loss are as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2010	2009

Accumulated Foreign Currency Translation Adjustments	$(342)	$(141)
Net Unrealized Loss on Investments, Net of Tax	(7)	(6)
Net Accumulated Derivative Loss, Net of Tax	(37)	(101)
Postretirement Benefit Plan Activity, Net of Tax	(465)	(496)

Accumulated Other Comprehensive Loss	$(851)	$(744)

NOTE 18. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and nine months ended May 31, 2010, and May 31, 2009, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 8 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and nine months ended May 31, 2010. Approximately 5 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and nine months ended May 31, 2009. Of those antidilutive options, approximately 8 million stock options were excluded from the computations of dilutive potential common shares for the three months ended May 31, 2010, as their exercise prices were greater than the average market price of common shares for the period. For the nine months ended May 31, 2010, and the three and nine months ended May 31, 2009, approximately 5 million stock options were excluded as their exercise prices were greater than the average market price of common shares for the period.
Effective Sept. 1, 2009, the company retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC. The adoption of this standard increased the weighted average number of basic and diluted shares by 0.7 million and 0.2 million, respectively, for the three months ended May 31, 2009, and by 0.6 million and 0.2 million, respectively, for the nine months ended May 31, 2009.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Weighted-Average Number of Common Shares	543.2	546.4	544.7	547.5
Dilutive Potential Common Shares	6.7	8.2	7.4	8.4

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Nine Months Ended May 31,
(Dollars in millions)	2010	2009

Interest	$106	$82
Taxes	436	458

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In third quarter 2010, Monsanto acquired the Chesterfield Village Research Center from Pfizer for $435 million. The seller financed $324 million of this purchase. As of May 31, 2010, $188 million is included within short-term debt and $136 million is included within long-term debt on the Condensed Statements of Consolidated Financial Position.
NOTE 20. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $288 million and $262 million as of May 31, 2010, and Aug. 31, 2009, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009.
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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2009, and Feb. 28, 2010, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action. The court has set a trial date of April 4, 2011, for the Bibb class action.

In October 2007 and November 2009, a total of approximately 200 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. These cases allege personal injury occasioned by exposure to dioxin generated by the Nitro Plant during production of 2,4,5 T (1949-1969) and thereafter. Monsanto has agreed to accept the tenders of defense in the matters by Pharmacia, Solutia, Akzo Nobel, Flexsys America, and Apogee Coal under a reservation of rights.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity. A description of one of these proceedings appears below.
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2009, and Feb. 28, 2010, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals heard oral argument in the case on April 20, 2010; a decision is expected by the fall of 2010.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2010.
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2010	2009	2010	2009

Net Sales(1)
Corn seed and traits	$1,020	$1,020	$3,836	$3,726
Soybean seed and traits	549	540	1,383	1,367
Cotton seed and traits	420	333	513	413
Vegetable seeds	204	206	600	572
All other crops seeds and traits	169	149	309	311

Total seeds and genomics	$2,362	$2,248	$6,641	$6,389

ROUNDUP and other glyphosate-based herbicides	$269	$614	$1,243	$2,749
All other agricultural products	331	299	665	707

Total agricultural productivity	$600	$913	$1,908	$3,456

Total	$2,962	$3,161	$8,549	$9,845

EBIT(2)(3)(4)
Seeds and genomics	$704	$804	$2,009	$2,081
Agricultural productivity	(175)	211	(228)	1,210

Total	$529	$1,015	$1,781	$3,291

Depreciation and Amortization Expense
Seeds and genomics	$113	$108	$338	$316
Agricultural productivity	39	26	108	88

Total	$152	$134	$446	$404

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income from discontinued operations of $5 million and $19 million for the nine months ended May 31, 2010, and May 31, 2009, respectively.

(4)	EBIT includes restructuring charges for three and nine months ended May 31, 2010. See Note 5 — Restructuring — for additional information.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2010	2009	2010	2009

EBIT(1)	$529	$1,015	$1,781	$3,291
Interest Expense — Net	17	18	72	24
Income Tax Provision(2)	128	303	457	925

Net Income Attributable to Monsanto Company	$384	$694	$1,252	$2,342

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax (benefit) provision on discontinued operations.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 22. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the nine months ended May 31, 2010, income from operations of discontinued businesses included a $5 million pre-tax gain related to the sale of assets. During the nine months ended May 31, 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.
NOTE 23. SUBSEQUENT EVENTS

On June 9, 2010, the board of directors declared a quarterly dividend on its common shares of 26.5 cents per share. The dividend is payable on July 30, 2010, to shareholders of record on July 9, 2010.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009. Financial information for the first nine months of fiscal year 2010 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 21 — Segment Information — for a reconciliation of EBIT to net income for the three and nine months ended May 31, 2010, and May 31, 2009.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity, and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash (required) provided by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.
Executive Summary
Consolidated Operating Results — Net sales decreased $199 million, or six percent, in the three-month comparison and $1,296 million, or 13 percent, in the nine-month comparison. This decline was primarily a result of decreased sales of ROUNDUP and other glyphosate-based herbicides in the United States and Europe. Net income in the first nine months of 2010 was $2.27 per share, compared with $4.21 per share in the prior-year comparable period.
Financial Condition, Liquidity, and Capital Resources — In the first nine months of 2010, net cash required by operating activities was $538 million, compared with a source of cash of $443 million in the prior-year period. Net cash required by investing activities was $614 million in the first nine months of 2010 compared with $588 million in the first nine months of 2009. Free cash flow was a use of $1,152 million for the nine months ended May 31, 2010, compared with a use of $145 million for the nine months ended May 31, 2009. This decrease is primarily because of lower glyphosate sales reducing net income in 2010 compared to 2009.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2010	2009	Change	2010	2009	Change

Net Sales	$2,962	$3,161	(6)%	$8,549	$9,845	(13)%
Gross Profit	1,387	1,834	(24)%	4,225	5,905	(28)%
Operating Expenses:
Selling, general and administrative expenses	492	504	(2)%	1,500	1,576	(5)%
Research and development expenses	302	295	2%	848	812	4%
Acquired in-process research and development	—	—	NM	—	162	(100)%
Restructuring charges, net	34	—	NM	78	—	NM

Total Operating Expenses	828	799	4%	2,426	2,550	(5)%

Income from Operations	559	1,035	(46)%	1,799	3,355	(46)%
Interest expense	35	32	9%	115	81	42%
Interest income	(18)	(14)	29%	(43)	(57)	(25)%
Other expense (income) — net	7	4	75%	(3)	62	(105)%

Income from Continuing Operations Before Income Taxes	535	1,013	(47)%	1,730	3,269	(47)%
Income tax provision	138	308	(55)%	468	924	(49)%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	397	705	(44)%	1,262	2,345	(46)%

Discontinued Operations:
Income from operations of discontinued businesses	—	—	NM	5	19	(74)%
Income tax provision	—	—	NM	—	8	(100)%

Income on Discontinued Operations	—	—	NM	5	11	(55)%

Net Income	$397	$705	(44)%	$1,267	$2,356	(46)%

Less: Net income attributable to noncontrolling interest	13	11	18%	15	14	7%

Net Income Attributable to Monsanto Company	$384	$694	(45)%	$1,252	$2,342	(47)%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.70	$1.25	(44)%	$2.26	$4.19	(46)%
Income on discontinued operations	—	—	NM	0.01	0.02	(50)%

Net Income	$0.70	$1.25	(44)%	$2.27	$4.21	(46)%

NM = Not Meaningful

Effective Tax Rate	26%	30%		27%	28%

Comparison as a Percent of Net Sales:
Gross profit	47%	58%		49%	60%
Selling, general and administrative expenses	17%	16%		18%	16%
Research and development expenses (excluding acquired IPR&D)	10%	9%		10%	8%
Total operating expenses	28%	25%		28%	26%
Income from continuing operations before income taxes	18%	32%		20%	33%
Net income attributable to Monsanto Company	13%	22%		15%	24%
Third Quarter Fiscal Year 2010

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales decreased six percent in third quarter 2010 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased five percent, and our Agricultural Productivity segment net sales declined 34 percent. The following table

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

presents the percentage changes in third quarter 2010 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Third Quarter 2010 Percentage Change in Net Sales vs. Third Quarter 2009
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	(7)%	10%	2%	5%	—	5%
Agricultural Productivity Segment	60%	(100)%	6%	(34)%	—	(34)%
Total Monsanto Company	12%	(21)%	3%	(6)%	—	(6)%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2010 and 2009. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit decreased 24 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company decreased 11 percentage points to 47 percent in third quarter 2010 primarily driven by the decrease in ROUNDUP herbicides average net selling prices. Gross profit percentage in the Seed and Genomics Segment decreased three percentage points to 60 percent in third quarter 2010. This decline was primarily driven by higher manufacturing costs for corn and soybeans and seed restructuring. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment decreased 48 percentage points to a loss of three percent in third quarter 2010. This decline was due to lower average selling prices for ROUNDUP and other glyphosate-based herbicides. See the “Agricultural Productivity Segment” section of MD&A for further details regarding the Agricultural Productivity gross profit.
Operating expenses increased four percent, or $29 million, in third quarter 2010 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses decreased two percent primarily because of lower spending for administrative functions and incentives as well as savings from restructuring actions. R&D expenses increased two percent related to the increase in activity of our expanded product pipeline. Restructuring charges were $34 million due to the 2009 Restructuring Plan. As a percent of net sales, SG&A and R&D expenses increased one percentage point to 17 percent and 10 percent, respectively.
Interest expense increased $3 million in the three-month comparison as a result of increased customer financing activity during third quarter 2010 compared to the prior-year third quarter.
Interest income increased $4 million in the quarter-over-quarter comparison because of the interest income related to a U.S. income tax refund partially offset by lower average cash balances in the United States and lower interest rates in third quarter 2010.
Income tax provision was $138 million in third quarter 2010, a decrease of $170 million over the prior-year quarter primarily as a result of the decrease in pretax income from continuing operations. The effective tax rate decreased to 26 percent from 30 percent in third quarter 2009. Third quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $31 million. The majority of this benefit resulted from favorable adjustments from the filing of tax returns in several jurisdictions. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of President Obama signing the Patient Protection and Affordable Care Act on March 23, 2010, and the Health Care and Education Act of 2010 signed on March 30, 2010 (collectively the “Healthcare Acts”). Third quarter 2009 included several discrete tax adjustments resulting in a tax benefit of $24 million. The majority of this benefit was the result of tax adjustments related to prior tax years. Without these items, our effective tax rate for third quarter 2010 would still have been lower than the 2009 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

First Nine Months of Fiscal Year 2010

The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2010 and 2009 income from continuing operations:
Net sales decreased 13 percent in first nine months of 2010 from the same period a year ago. Our Seeds and Genomics segment net sales increased four percent, and our Agricultural Productivity segment net sales declined 45 percent. The following table presents the percentage changes in first nine months of 2010 worldwide net sales by segment compared with net sales in the prior-year first nine months, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Nine Months of 2010 Percentage Change in Net Sales vs. First Nine Months of 2009
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	(3)%	5%	2%	4%	—	4%
Agricultural Productivity Segment	13%	(60)%	2%	(45)%	—	(45)%
Total Monsanto Company	3%	(18)%	2%	(13)%	—	(13)%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2010 and 2009. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit decreased 28 percent in the nine-month comparison. Gross profit percentage for the total company decreased 11 percentage points to 49 percent in the first nine months of 2010 driven by decreases in average net selling prices of ROUNDUP herbicides. Gross profit percentage in the Seed and Genomics segment decreased four percentage points to 60 percent in the first nine months of 2010. This decline was primarily because of higher U.S. hedged commodity prices, manufacturing costs for corn and soybeans, and seed restructuring. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment decreased 42 percentage points to 11 percent in the first nine months of 2010 because of lower average selling prices for ROUNDUP and other glyphosate-based herbicides. See the “Agricultural Productivity Segment” section of MD&A for the further information regarding the Agricultural Productivity gross profit.
Operating expenses decreased 5 percent, or $124 million, in the first nine months of 2010 from the prior-year comparable period. In the nine-month comparison, SG&A expenses decreased five percent primarily because of lower spending for marketing, administrative functions and incentives and savings from restructuring actions, and R&D expenses increased four percent related to the increase in activity of our expanded product pipeline. As a percent of net sales, SG&A expenses increased two percentage points to 18 percent, and R&D expenses increased two percentage points to 10 percent in the nine-month comparison.
Interest expense increased $34 million in the nine-month comparison because of the increased customer financing activity and programs during the first nine months of 2010 compared to the first nine months of 2009.
Interest income decreased $14 million in the nine-month comparison because of less interest earned on lower average cash balances in the United States and Brazil in the first nine months of 2010.
Other (income) expense — net was a gain of $3 million in the first nine months of 2010, compared with a loss of $62 million in the prior-year comparable period. The change occurred due to the gain recorded on the Seminium acquisition as well as a decline in foreign currency losses in the first nine months of 2010.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

Income tax provision was $468 million in the first nine months of 2010, a decrease of $456 million from the prior-year comparable period primarily as a result of the decrease in pretax income from continuing operations. The effective tax rate decreased to 27 percent from 28 percent in the prior period.
•	The first nine months of 2010 included several discrete tax adjustments resulting in a tax benefit of $63 million. The majority of this benefit resulted from favorable adjustments from the filing of tax returns in several jurisdictions. In addition, statutes expired in several jurisdictions and several domestic and ex-U.S. tax matters were resolved favorably. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of the Healthcare Acts signed by President Obama in March 2010.

•	The first nine months of 2009 included several discrete tax adjustments resulting in a tax benefit of $119 million. The majority of this benefit was the result of the resolution of several domestic and ex-US tax audits and the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.
Without these items, our effective tax rate for the first nine months of 2010 would still have been lower than the 2009 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.
SEEDS AND GENOMICS SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Net Sales
Corn seed and traits	$1,020	$1,020	NM	$3,836	$3,726	3%
Soybean seed and traits	549	540	2%	1,383	1,367	1%
Cotton seed and traits	420	333	26%	513	413	24%
Vegetable seeds	204	206	(1)%	600	572	5%
All other crops seeds and traits	169	149	13%	309	311	(1)%

Total Net Sales	$2,362	$2,248	5%	$6,641	$6,389	4%

Gross Profit
Corn seed and traits	$570	$630	(10)%	$2,294	$2,445	(6)%
Soybean seed and traits	292	338	(14)%	817	856	(5)%
Cotton seed and traits	328	249	32%	376	296	27%
Vegetable seeds	112	113	(1)%	362	308	18%
All other crops seeds and traits	104	97	7%	166	177	(6)%

Total Gross Profit	$1,406	$1,427	(1)%	$4,015	$4,082	(2)%

EBIT(1)	$704	$804	(12)%	$2,009	$2,081	(3)%

NM = Not Meaningful

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2010

Net sales of corn seed and traits remained flat in the three-month comparison.
Net sales of cotton seed and traits increased 26 percent or $87 million in the three month comparison primarily in the United States and India due to an increase in planted acres.
In third quarter 2010, gross profit declined $21 million to $1,406 million. Gross profit as a percent of sales for this segment decreased three percentage points in the quarter-over-quarter comparison to 60 percent. This decline was primarily driven by higher manufacturing costs for corn and soybeans. In addition, we recorded inventory impairments of $39 million related to discontinued seed products worldwide in the three months ended May 31, 2010, as part of our 2009 Restructuring Plan. See Note 5 — Restructuring — for further information.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

EBIT for the Seeds and Genomics segment decreased $100 million to $704 million in third quarter 2010 primarily because of restructuring charges due to the 2009 Restructuring Plan and increased R&D expense as projects have advanced to later stages in the development cycle.
Seeds and Genomics Financial Performance — First Nine Months of Fiscal Year 2010

Net sales of corn seed and traits increased three percent, or $110 million, in the nine-month comparison, primarily because of higher sales in the United States due to an increase in the average net selling price. Offsetting this increase, net sales of corn seed and traits decreased in Mexico primarily due to earlier demand in the selling season.
Net sales of cotton seed and traits increased 24 percent, or $100 million, in the nine-month comparison, primarily because of higher sales in the United States and India due to an increase in planted acres.
All other crops seeds and traits net sales decreased one percent, or $2 million, in the first nine months of 2010 primarily because of the divestiture of our global sunflower assets in August 2009.
Gross profit decreased $67 million in the first nine months of 2010. Gross profit as a percent of sales for this segment decreased four percentage points in the period-over-period comparison to 60 percent. This decline was primarily because of higher U.S. hedged commodity prices and manufacturing costs for corn and soybeans. In addition, we recorded inventory impairments of $93 million related to discontinued seed products worldwide in the nine months ended May 31, 2010, as part of our 2009 Restructuring Plan. See Note 5 — Restructuring — for further information.
EBIT for the Seeds and Genomics segment decreased $72 million to $2,009 million in the first nine months of 2010.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$269	$614	(56)%	$1,243	$2,749	(55)%
All other agricultural productivity products	331	299	11%	665	707	(6)%

Total Net Sales	$600	$913	(34)%	$1,908	$3,456	(45)%

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$(189)	$273	(169)%	$(103)	$1,514	(107)%
All other agricultural productivity products	170	134	27%	313	309	1%

Total Gross Profit	$(19)	$407	(105)%	$210	$1,823	(88)%

EBIT(1)	$(175)	$211	(183)%	$(228)	$1,210	(119)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 21 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2010

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 56 percent, or $345 million, in the three-month comparison, primarily in the United States, Canada and Europe. The average net selling price decreased in all regions in third quarter 2010 compared to third quarter 2009 due to a previously announced price decrease on our products and increased marketing programs over the prior year period. Partially offsetting this decline is an increase in sales volumes of ROUNDUP and other glyphosate-based herbicides of 76 percent in third quarter 2010 from third quarter 2009, primarily in Brazil, Canada and the United States.
The net sales decreases discussed throughout this section resulted in $426 million lower gross profit in third quarter 2010. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 48 percentage points to a negative three percent in third quarter 2010 because of lower average selling prices for ROUNDUP and other glyphosate-based herbicides.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

EBIT for the Agricultural Productivity segment decreased $386 million to a loss of $175 million in third quarter 2010 due to lower net selling prices.
Agricultural Productivity Financial Performance — First Nine Months of Fiscal Year 2010

Net sales of ROUNDUP and other glyphosate-based herbicides decreased 55 percent, or $1,506 million, in the nine-month comparison, especially in the United States, Brazil and Europe. The average net selling price decreased in all regions in the first nine months of 2010 compared to the first nine months of 2009 due to a previously announced price decrease on our products and increased marketing programs over the prior year period. Offsetting this decline is an increase in sales volumes of ROUNDUP and other glyphosate-based herbicides of 22 percent in the period-over-period comparison, primarily in Argentina, Mexico and the United States.
The net sales decreases discussed throughout this section resulted in $1,613 million lower gross profit in the first nine months of 2010. Gross profit as a percent of sales for the Agricultural Productivity segment decreased 42 percentage points to 11 percent in the period-over-period comparison because of lower average selling prices for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment decreased $1,438 million to a loss of $228 million in the first nine months of 2010 due to lower net selling prices partially offset by savings in SG&A.
RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended	Nine Months Ended
(Dollars in millions)	May 31, 2010	May 31, 2010

Costs of Goods Sold(1)	$(52)	$(106)
Restructuring Charges, Net(1)(2)	(34)	(78)

Loss from Continuing Operations Before Income Taxes	(86)	(184)
Income Tax Benefit	25	56

Net Loss	$(61)	$(128)

(1)	For the three months ended May 31, 2010, the $52 million of restructuring charges recorded in costs of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $39 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $106 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $93 million in Seeds and Genomics. For the three months ended May 31, 2010, the $34 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $5 million in Agricultural Productivity and $29 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $78 million of restructuring charges were split by segment as follows: $41 million in Agricultural Productivity and $37 million in Seeds and Genomics.

(2)	The restructuring charges for the three and nine months ended May 31, 2010, include reversals of $15 million and $26 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance as positions originally included in the plan were eliminated through attrition.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. We created a separate division for our ROUNDUP and other herbicides business, which is expected to better align spending and working capital needs. This action is designed to enable Monsanto to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. The plan is expected to be completed by the end of the fiscal year, and all payments will be made by the end of the first quarter in fiscal year 2011.
The total restructuring costs are expected to be in the range of $590 million to $600 million and will be completed by the end of the first quarter of 2011. The charges are expected to be comprised of approximately $270 million to $280 million in severance and related benefits, $240 million of costs related to site closures and product rationalization and $80 million of contract termination costs. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

The following table displays the pretax charges of $86 million and $184 million incurred by segment under the 2009 Restructuring Plan for the three and nine months ended May 31, 2010, respectively, as well as the cumulative pretax charges of $590 million under the 2009 Restructuring Plan.

	Three Months Ended May 31, 2010			Nine Months Ended May 31, 2010
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$13	$4	$17	$17	$15	$32
Facility Closures / Exit Costs	16	1	17	19	26	45
Asset Impairments
Property, plant and equipment	—	—	—	1	—	1
Inventory	39	13	52	93	13	106

Total Restructuring Charges, Net	$68	$18	$86	$130	$54	$184

	Cumulative Amount through May 31, 2010
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$192	$78	$270
Facility Closures / Exit Costs	22	73	95
Asset Impairments
Property, plant and equipment	32	4	36
Inventory	117	13	130
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$422	$168	$590

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
In the nine months ended May 31, 2010, pretax restructuring charges of $184 million were recorded. The $32 million in work force reductions relate primarily to Europe and the United States. The facility closures/exit costs of $45 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold related to discontinued products worldwide.
The actions related to this restructuring plan are expected to produce annual cost savings of $220 million to $250 million, primarily in cost of goods sold and SG&A. Approximately one-third of these savings is expected to be recognized in fiscal year 2010, with the full benefit realized in 2011.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of May 31,		As of Aug. 31,
(Dollars in millions, except current ratio)	2010	2009	2009

Cash and Cash Equivalents	$475	$579	$1,956
Trade Receivables, Net	3,233	3,017	1,556
Inventory, Net	2,847	3,169	2,934
Other Current Assets(1)	1,345	1,234	1,437

Total Current Assets	$7,900	$7,999	$7,883

Short-Term Debt	$839	$120	$79
Accounts Payable	573	711	676
Accrued Liabilities(2)	2,293	2,656	3,001

Total Current Liabilities	$3,705	$3,487	$3,756

Working Capital(3)	$4,195	$4,512	$4,127
Current Ratio(3)	2.13:1	2.29:1	2.10:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
May 31, 2010, compared with Aug. 31, 2009: Working capital increased $68 million between Aug. 31, 2009, and May 31, 2010, because of the following factors:
•	Trade receivables increased $1,677 million in the first nine months of 2010 primarily because of the seasonality of our sales and collections as of May 31, 2010.

•	Accrued marketing programs decreased $226 million due to a decrease in current year Agricultural Productivity segment sales.

•	Dividends payable decreased $145 million driven by the declaration of dividends in August 2009 and the payment to shareowners in October 2009. There were no dividends payable as of May 31, 2010.

•	Customer payable decreased $307 million during the first nine months of 2010 due to payments to our customers for prior season overpayments.
These increases to working capital between Aug. 31, 2009, and May 31, 2010, were significantly offset by the following factors:
•	Cash and cash equivalents decreased $1,481 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this decrease.

•	Short-term debt increased $760 million because we had commercial paper borrowings outstanding due to the decline in our ROUNDUP and other glyphosate-based herbicides sales which caused a decrease in current year collections. In addition, during the third quarter we recorded $188 million of short-term debt related to our purchase of the Chesterfield Village Research Center in April 2010.
May 31, 2010, compared with May 31, 2009: Working capital decreased $317 million between May 31, 2010, and May 31, 2009. The following factors decreased working capital as of May 31, 2010, compared with May 31, 2009:
•	Cash and cash equivalents decreased $104 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2009, for further details of this decrease.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

•	Inventory decreased $322 million primarily because of lower corn production in fiscal year 2010 and higher obsolescence reserves due to inventory impairments related to discontinued seed products which was part of our 2009 Restructuring Plan.

•	Short-term debt increased $719 million because we had commercial paper borrowings outstanding due to the reduction in our ROUNDUP and other glyphosate-based herbicides sales which caused a decrease in current year collections. In addition, during the third quarter we recorded $188 million of short-term debt related to our purchase of the Chesterfield Village Research Center in April 2010.

•	Restructuring reserves increased $177 million due to the 2009 Restructuring Plan.
These working capital decreases were partially offset by the following factors:
•	Trade receivables increased $216 million primarily because of a change in the timing of our collections.

•	Income taxes payable decreased $333 million primarily due to a decrease in U.S. pretax income.
Customer Financing Programs: We previously established a revolving financing program of up to $250 million, which allowed certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. We received $130 million in first nine months of 2009 from the proceeds of loans made to our customers through this financing program. These proceeds are included in the net cash provided by operating activities in the Statements of Consolidated Cash Flows. We originated these customer loans on behalf of the third-party specialty lender, a special-purpose entity (SPE) that we consolidated, using our credit and other underwriting guidelines approved by the lender. We serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multi-seller commercial paper conduits through a nonconsolidated qualifying special-purpose entity (QSPE). We had no ownership interest in the lender, in the QSPE, or in the loans. We accounted for this transaction as a sale, in accordance with the Transfers and Servicing topic of the ASC. There were no loan balances outstanding as of May 31, 2010, and Aug. 31, 2009. The program was terminated in the third quarter of fiscal year 2009.
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
Our investment in the QSPE was $10 million as of May 31, 2010, and is included in other assets in the Condensed Statements of Consolidated Financial Position and is classified as a debt security. Interest earned on our investment in the QSPE was less than $1 million for the three and nine months ended May 31, 2010, and is included in interest income on the Statements of Consolidated Operations.
Under the financing program, our transfer of select customer receivables to the QSPE is accounted for as a sale in accordance with the Transfers and Servicing topic of the ASC. We do not service the receivables; however, under the QSPE a recourse provision requires us to cover the first 12 percent of credit losses within the program.
Proceeds from customer receivables sold through the financing program and derecognized from the Condensed Statements of Consolidated Financial Position totaled $70 million for the first nine months of fiscal year 2010. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and are net of a loss on sale of receivables of $4 million for the nine months ended May 31, 2010. The remaining receivable balance in the QSPE outstanding as of May 31, 2010, was $36 million. As of May 31, 2010, there were $2 million of receivables sold through this financing program that were delinquent. Based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded our recourse provision at $3 million as of May 31, 2010. Adverse changes in the actual loss rate would decrease our investment asset. The maximum potential amount of future payments under the recourse

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

provision was $13 million as of May 31, 2010. If we are called upon to make payments under the recourse provision, we would have the benefit under the financing program of any amounts subsequently collected from the customer.
We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $300 million) for selected customers in Brazil. These agreements qualify for sales treatment under the Transfers and Servicing topic of the ASC. Proceeds from the transfer of the receivables are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $136 million and $119 million of proceeds through these customer financing programs in the first nine months of 2010 and 2009, respectively. The amount of loans outstanding was $125 million and $160 million as of May 31, 2010, and Aug. 31, 2009, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $125 million as of May 31, 2010. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $17 million and $6 million as of May 31, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in Brazil through credit programs that are subsidized by the Brazilian government. In addition, there are similar financing programs with financial institutions in the United States, Europe and Argentina. Proceeds from the payment of receivables through the programs described above are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. We received $112 million and $59 million of proceeds through these customer financing programs in the first nine months of 2010 and 2009, respectively. The amount of loans outstanding was $27 million and $48 million as of May 31, 2010, and Aug. 31, 2009, respectively. For most programs, we provide a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The maximum potential amount of future payments under the guarantees was $26 million as of May 31, 2010. The liability for the guarantee is recorded at an amount that approximates fair value and is primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $5 million as of May 31, 2010, and Aug. 31, 2009. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
In August 2009, we entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. The program will terminate in August 2012. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $51 million for the first nine months of fiscal year 2010. The agreement includes recourse provisions and thus a liability was established at the time of sale which approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $3 million and $2 million as of May 31, 2010, and Aug. 31, 2009, respectively. The maximum potential amount of future payments under the recourse provisions of the agreement was $3 million as of May 31, 2010. The outstanding balance of the receivables sold was $54 million and $319 million as of May 31, 2010, and Aug. 31, 2009, respectively. There were delinquent accounts of $5 million as of May 31, 2010, and there were no delinquent accounts as of Aug. 31, 2009.
We sell accounts receivable in European regions and Argentina both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $12 million and $11 million for the first nine months of 2010 and 2009, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value and is based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of May 31, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreements was $4 million as of May 31, 2010. The outstanding balance of the receivables sold was $8 million and $57 million as of May 31, 2010, and Aug. 31, 2009, respectively.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

Cash Flow

	Nine Months Ended May 31,
(Dollars in millions)	2010	2009

Net Cash (Required) Provided by Operating Activities	$(538)	$443
Net Cash Required by Investing Activities	(614)	(588)

Free Cash Flow(1)	(1,152)	(145)

Net Cash Required by Financing Activities	(323)	(775)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	(114)

Net Decrease in Cash and Cash Equivalents	(1,481)	(1,034)
Cash and Cash Equivalents at Beginning of Period	1,956	1,613

Cash and Cash Equivalents at End of Period	$475	$579

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash required by operating activities was $538 million in the first nine months of 2010 compared with cash provided by operating activities of $443 million in the first nine months of 2009. The decrease of $981 million was driven by the decline in net income of $1,089 million in the nine month comparison from $2,356 million to $1,267 million. Further, the change in accounts receivable of $681 million provided less cash from lower collections during the current year. In addition, the change in accounts payable and other accrued liabilities of $284 million in the nine-month comparison occurred because of lower commodity prices and reduced market funding. These decreases were partially offset by a change in cash provided by inventory of $931 million which occurred primarily because of a decline in inventory production.
Cash required by investing activities was $614 million in the first nine months of 2010 compared to $588 million in the first nine months of 2009. In third quarter 2009, we received proceeds of $300 million related to the sale of the Dairy business. Offsetting this increase in the prior year we acquired the sugarcane business for $264 million, and there was no similar sized acquisition in the current year. Further, our capital expenditures decreased $101 million in the nine-month comparison due to less spending in the first nine months of the current year.
The amount of cash required by financing activities was $323 million in the first nine months of 2010 compared with $775 million in the first nine months of 2009. The net change in short-term financing was a source of cash of $568 million in the first nine months of 2010 compared with a use of cash of $34 million in the prior-year comparable period primarily due to an increase in short-term borrowings due to the decline in sales and collections from the ROUNDUP business. Further, treasury stock purchases increased $188 million as we accelerated our repurchase of shares in the third quarter of 2010 compared to the same prior-year period.
Capital Resources and Liquidity

	As of May 31,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2010	2009	2009

Short-Term Debt	$839	$120	$79
Long-Term Debt	1,862	1,705	1,724
Total Shareowners’ Equity	10,574	10,767	10,056
Debt-to-Capital Ratio	20%	14%	15%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. Although the commercial paper market has not fully returned to historical levels, the market is available to those companies with high short-term credit ratings such as Monsanto’s. We accessed the commercial paper markets in 2010 for periods of time to finance working capital needs and our options have not been limited. We had $561 million of commercial paper borrowings outstanding at May 31, 2010.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

Total debt outstanding increased $876 million between May 31, 2009, and May 31, 2010, primarily because we had commercial paper borrowings outstanding due to the decline in the ROUNDUP business sales and collections this fiscal year. Further, debt increased $324 million due to our purchase of the Chesterfield Village Research Center in April 2010.
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
We are currently evaluating the impact of the Healthcare Acts. We recorded a tax charge of $8 million during the third quarter due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Healthcare Acts. We are still evaluating the other impacts from the Healthcare Acts, but we do not expect them to have a material impact on our consolidated financial statements in the short term. The longer term potential impacts of the Healthcare Acts to our consolidated financial statements are currently uncertain. We will continue to assess how the Healthcare Acts apply to us and how best to meet the stated requirements.
Dividend: In June 2010, we declared a quarterly dividend of 26.5 cents payable on July 30, 2010, to shareowners of record as of July 9, 2010.
Capital Expenditures: We expect 2010 capital expenditures to be in the range of $750 million to $850 million compared with $916 million in 2009. The primary driver of this decrease is lower spending on projects to expand corn seed production facilities compared to prior year.
Purchase of Chesterfield Village Research Center: In November 2009, we entered into an agreement to acquire Pfizer’s Chesterfield Village Research Center located in Chesterfield, MO. We acquired the property in April 2010 for $435 million which will be paid this year and over the next two fiscal years.
Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the nine months ended May 31, 2009, income from operations of discontinued businesses included an $11 million pre-tax gain related to the sale.
2010 Acquisition: In April 2010, we acquired a corn and soybean processing plant located in Paine, Chile from Anasac, a Santiago-based company that provides seed processing services. Acquisition costs were less than $1 million for the nine months ended May 31, 2010, and classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition were $34 million, and the purchase price was primarily allocated to fixed assets, goodwill, and intangibles.
In October 2009, we acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million for the nine months ended May 31, 2010, and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
OUTLOOK

We have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand. In the Agricultural Productivity segment, our glyphosate business grew through increases in our average net selling prices in 2008 and 2009, however prices have declined in fiscal year 2010 and are expected to remain lower than in 2008 and 2009. In 2009, our glyphosate volumes declined due to share loss resulting from declining competitive prices and increasing competitive supply, as well as from the effect of the drought in South America. Our selective chemistry business is expected to decline. As a result, we are working to rebuild a competitive position in our chemistry business, while we strive to expand our business in seeds and traits via our investment in new products.
We believe that our company is positioned to deliver value added products to growers enabling us to grow our gross profit in the future. In the short term, we expect volatility in our ROUNDUP business as it moves to a sustainable level of earnings. We expect to see strong cash flow in the future, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments.
Economic activity in the United States and globally appears to be recovering from the slowdown seen in fiscal year 2009, though credit availability is still restrained. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We expect to continue to monitor these developments and the challenges and issues they place on our business. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign-currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
Approvals have been obtained in the United States and Canada, and key import countries of Japan, Korea, Taiwan, Philippines, Mexico, Australia and New Zealand for our next generation corn product. GENUITY SMARTSTAX, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests and provides tolerance to the herbicides glyphosate and glufosinate, uses multiple modes of action for insect control, the proven means to enhance performance, reduce structured refuge and maintain long-term durability of corn trait technology. GENUITY SMARTSTAX uniquely features a combination of weed and insect control traits that significantly reduces the risk of resistance for both above and below ground pests. As a result, the U.S. EPA and the Canadian Food Inspection Agency allowed reduction of the typical structured farm refuge from 20 percent to 5 percent for GENUITY SMARTSTAX in the U.S. Corn Belt and Canada and from 50 percent to 20 percent for the U.S. Cotton Belt. GENUITY SMARTSTAX corn was launched in the United States in 2010. A full regulatory submission was completed for a 5 percent refuge-in-a-bag (RIB) seed blend to the U.S. EPA and Canadian Feed Inspection Agency. GENUITY SMARTSTAX RIB would enable farmers in the Corn Belt to plant one corn product across their entire field without the need to plant a separate refuge. Global cultivation opportunities were expanded for corn and cotton with approval of BOLLGARD II Cotton in Brazil and corn field trials in Mexico, Indonesia, Vietnam and Pakistan.
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
Our international traits businesses, in particular, will probably continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic environments. Although we see growth potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and BOLLGARD II, this business is currently operating under state governmental pricing directives that we believe limit near-term earnings potential in India.
In Brazil, notwithstanding continuing and varied legal challenges by private and governmental parties, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans) or our indemnification collection system (BOLLGARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that these products protected by pipeline patents have the duration of the U.S. patent (2014 for ROUNDUP READY soybeans and 2011 for BOLLGARD cotton), legal rulings have not consistently achieved that outcome. Continued commercial approval of new products such as the recently approved YIELDGARD VT PRO, YIELDGARD ROUNDUP READY 2 and YIELDGARD Corn Borer will provide the opportunity for a step change in contributions from seeds and traits in Brazil. As noted above, YIELDGARD Corn Borer was approved recently, and was planted in the past two growing seasons. The agricultural economy in Brazil could be impacted

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. We do not plan to collect on ROUNDUP READY 1 soybeans and we do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for providing the technology. A case in Holland was referred to the European Court of Justice (ECJ) for an interpretation of the EU patent law for biotech products. Settlement in the case has been reached and we have withdrawn our claims. The District Court of The Hague has informed the ECJ that the proceedings have been withdrawn. Meanwhile, we are continuing to discuss alternative arrangements with various Argentine stakeholders pertaining to new soybean and cotton trait products. However, we have no certainty that any of these discussions will lead to an income producing outcome.
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
Agricultural Productivity
Our ROUNDUP herbicide gross profit peaked in 2008 and declined in 2010. The structural changes that have occurred in the global glyphosate market, including oversupply and overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s ROUNDUP READY crops.
We have submitted a mine plan to the U.S. Bureau of Land Management (BLM) regarding a new phosphate ore mine near Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our ROUNDUP herbicides and licensed glyphosate. BLM is in the process of considering the public comments on its draft Environmental Impact Statement (EIS) for the mine. We anticipate receiving regulatory approvals for our new mine in fiscal year 2011. However, we are aware that certain environmental groups have initiated litigation against other phosphate producers to disrupt and delay the permitting process.
We will continue to seek ways to optimize our selective herbicides business, as we believe it is important to offer fully integrated crop-protection solutions, particularly in ROUNDUP READY crops.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. Accordingly, we prospectively adopted this amendment in third quarter 2010, except for the additional Level 3 requirements which will be adopted in fiscal year 2011. See Note 13 — Fair Value Measurements for the new disclosures. We are currently evaluating the disclosure impact of adopting the additional Level 3 requirements of the standard on the consolidated financial statements.
In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change. The ASC does not change GAAP and did not impact our consolidated financial statements.
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

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of May 31, 2010 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
Patent and Commercial Proceedings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s report on Form 10-Q for the quarterly periods ended Nov. 30, 2009 and Feb. 28, 2010, starting the week of March 7, 2004, a series of purported class action cases were filed in 14 different state courts against Pioneer Hi-Bred International, Inc. (Pioneer) and us. The suits allege that we conspired with Pioneer to violate various state competition and consumer protection laws by fixing and artificially inflating the prices and fees for our various biotechnology traits and seeds containing those traits and imposing certain use restrictions. All of these cases have been transferred to the U.S. District Court for the Eastern District of Missouri and consolidated, except for one case that was pending in state court in Tennessee, which has been dismissed. The Court set a Nov. 15, 2010, date for hearing to determine class certification. Pioneer has entered a stipulated settlement agreement with individual plaintiffs with no settlement class being certified. In April 2010, we entered a stipulated settlement for an immaterial amount with individual plaintiffs with no settlement class being certified.
Governmental Proceedings and Undertakings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2009, and Monsanto’s report on Form 10-Q for the quarterly periods ended Nov. 30, 2009 and Feb. 28, 2010, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.1 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $228 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $78 million to $39 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.8 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2010 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
		(b) Average	Purchased as Part of	Value of Shares that May
	(a) Total Number of	Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share (1)	or Programs	the Plans or Programs

March 2010:
March 1, 2010, through March 31, 2010	147,563	$72.16	147,563	$396,888,071
April 2010:
April 1, 2010, through April 30, 2010	5,381,352	$66.12	5,381,352	$ 41,086,360
May 2010:
May 1, 2010, through May 31, 2010	137,600	$57.06	137,600	$ 33,235,125

Total	5,666,515	$66.05	5,666,515	$ 33,235,125

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
In April 2008, the board of directors authorized a repurchase program of up to $800 million of the company’s common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and will expire on Dec. 23, 2011. In June 2010, the board of directors authorized a new repurchase program of up to an additional $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. There were no other publicly announced plans outstanding as of May 31, 2010.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: July 2, 2010

MONSANTO COMPANY	THIRD QUARTER 2010 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

11	Omitted — see Note 18 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.