Form 10-K
period 2010-08-31
MONSANTO CO /NEW/
filed 2010-10-27
CIK 1110783

MONSANTO COMPANY	2010 FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Aug. 31, 2010
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (Feb. 28, 2010): approximately $38.4 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 536,392,459 shares of common stock, $0.01 par value, outstanding at Oct. 21, 2010.
Documents Incorporated by Reference
Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in December 2010, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

MONSANTO COMPANY	2010 FORM 10-K

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
The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our Web site after it is filed with the SEC in December 2010.
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
Information in this Form 10-K is current as of Oct. 27, 2010, unless otherwise specified.
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

MONSANTO COMPANY	2010 FORM 10-K

TABLE OF CONTENTS FOR FORM 10-K

MONSANTO COMPANY	2010 FORM 10-K

MONSANTO COMPANY	2010 FORM 10-K

PART I

ITEM 1. BUSINESS

Monsanto Company, along with its subsidiaries, is a leading global provider of agricultural products for farmers. Our seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming, and produce better foods for consumers and better feed for animals.
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. We view our Seeds and Genomics segment as the driver for future growth for our company. Our Agricultural Productivity segment has encountered significant change in the glyphosate industry as numerous major global manufacturing competitors have increased production at the same time that there has been an increase in the number of distributors packaging and selling generic glyphosate sourced from these suppliers. The growth in supply and sellers has added to the competitiveness and margin erosion in the glyphosate industry and in certain regions has increased the channel inventory.
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

MONSANTO COMPANY	2010 FORM 10-K

tabular information about net sales of our seeds and traits, is incorporated herein by reference.

Major Products Applications		Major Brands

Germplasm	Row crop seeds:
	Corn hybrids and foundation seed Soybean varieties and foundation seed Cotton varieties, hybrids and foundation seed Other row crop varieties and hybrids, such as canola	DEKALB, Channel Bio for corn Asgrow for soybeans Deltapine for cotton
Vegetable seeds:
	Open field and protected-culture seed for tomato, pepper, eggplant, melon, cucumber, pumpkin, squash, beans, broccoli, onions, and lettuce, among others	Seminis and De Ruiter for vegetable seeds

Biotechnology traits(1)	Enable crops to protect themselves from borers and rootworm in corn and leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides	SmartStax, YieldGard, YieldGard VT Triple, VT Triple PRO and VT Double PRO for corn; Bollgard and Bollgard II for cotton
	Enable crops, such as corn, soybeans, cotton, and canola to be tolerant of Roundup and other glyphosate-based herbicides	Roundup Ready and Roundup Ready 2 Yield (soybeans only)
Genuity, global umbrella trait brand

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.
Distribution of Products
We have a worldwide distribution and sales and marketing organization for our seeds and traits. We sell our products under Monsanto brands and license technology and genetic material to others for sale under their own brands. Through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers, and agents, we market our DEKALB, Asgrow and Deltapine branded germplasm to farmers in every agricultural region of the world. In the United States, we market regional seed brands under our American Seeds, LLC and Channel Bio, LLC businesses to farmers directly, as well as through dealers, agricultural cooperatives and agents. In countries where they are approved for sale, we market and sell our trait technologies with our branded germplasm, pursuant to license agreements with our farmer customers. In Brazil and Paraguay, we have implemented a point-of-delivery, grain-based payment system. We contract with grain handlers to collect applicable trait fees when farmers deliver their grain. In addition to selling our products under our own brands, we license a broad package of germplasm and trait technologies to large and small seed companies in the United States and certain international markets. Those seed companies in turn market our trait technologies in their branded germplasm; they may also market our germplasm under their own brand name. Our vegetable seeds are marketed in more than 100 countries through distributors, independent retailers and dealers, agricultural cooperatives, plant raisers and agents, as well as directly to farmers.
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

MONSANTO COMPANY	2010 FORM 10-K

States and many other countries. The primary factors underlying the competitive success of traits are performance and commercial viability; timeliness of introduction; value compared with other practices and products; market coverage; service provided to distributors, retailers and farmers; governmental approvals; value capture; public acceptance; and environmental characteristics.
Patents, Trademarks, and Licenses
In the United States and many foreign countries, Monsanto holds a broad business portfolio of patents, trademarks and licenses that provide intellectual property protection for its seeds and genomics-related products and processes. Monsanto routinely obtains patents and/or plant variety protection for its breeding technology, commercial varietal seed products, and for the parents of its commercial hybrid seed products. Monsanto also routinely obtains registrations for its commercial seed products in registration countries, as well as Plant Variety Protection Act Certificates in the United States and equivalent plant breeders’ rights in other countries. Monsanto’s insect-protection traits (including YieldGard Corn Borer in corn seed and Bollgard trait in cotton seed) are protected by patents in various countries that extend at least until 2011, and YieldGard Corn Rootworm traits extend at least until 2018. Having filed patent applications in 2001 and 2002, Monsanto anticipates that the Bollgard II product will be patent-protected in the United States, and in other areas in which patent protection was sought, at least through 2021. Monsanto’s herbicide-tolerant products (Roundup Ready traits in soybean, corn, canola and cotton seeds) are protected by U.S. patents that extend at least until 2014; and its second-generation herbicide-tolerant cotton, Roundup Ready Flex, and soybean, Roundup Ready 2 Yield, are protected by U.S. patents that extend until at least 2020.
Monsanto broadly licenses technology and patents to other parties. For example, Monsanto has licensed the Roundup Ready trait in soybean, corn, canola, and cotton seeds and the YieldGard traits in corn to a wide range of commercial entities and academic institutions. Monsanto also holds licenses from other parties relating to certain products and processes. For example, Monsanto has obtained licenses to certain technologies that it uses to produce Roundup Ready seeds and Genuity SmartStax corn. These licenses generally last for the lifetime of the applicable patents.
Monsanto owns trademark registrations and files trademark applications for the names and many of the designs used on its branded products around the world. Important company trademarks include Roundup Ready, Bollgard, Bollgard II, YieldGard, Genuity, Roundup Ready 2 Yield and SmartStax for traits; Acceleron for seed treatment products, DEKALB, Asgrow, Deltapine, and Vistive for row crop seeds, and Seminis and De Ruiter for vegetable seeds.
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

MONSANTO COMPANY	2010 FORM 10-K

by reference herein.

Major Products	Applications	Major Brands

Glyphosate-based herbicides	Nonselective agricultural, industrial, ornamental and turf applications for weed control	Roundup

Selective herbicides	Control of preemergent annual grass and small seeded broadleaf weeds in corn and other crops	Harness for corn and cotton

Lawn-and-garden herbicides	Residential lawn-and-garden applications for weed control	Roundup
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
Competition
Our agricultural herbicide products have numerous major global manufacturing competitors who increased production at the same time that there has been an increase in the number of distributors packaging and selling generic glyphosate sourced from these suppliers. The growth in supply and sellers has added to the competitiveness and margin erosion in the glyphosate industry and in certain regions has increased the channel inventory. Competition from local or regional companies may also be significant. Our lawn-and-garden business has fewer than five significant national competitors and a larger number of regional competitors in the United States. The largest market for our lawn-and-garden herbicides is the United States.
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
Patents, Trademarks, Licenses, Franchises and Concessions
Monsanto also relies on patent protection for the Agricultural Productivity segment of its business. Patents covering glyphosate, an active ingredient in Roundup herbicides, have expired in the United States and all other countries. However, some of the patents on Monsanto glyphosate formulations and manufacturing processes in the United States and other countries extend beyond 2015. Monsanto has obtained licenses to chemicals used to make Harness herbicides and holds trademark registrations for the brands under which its chemistries are sold. The most significant trademark in this segment is Roundup.
Monsanto holds (directly or by assignment) numerous phosphate leases issued on behalf of or granted by the U.S. government, the state of Idaho, and private parties. None of these leases are material individually, but are significant in the aggregate because elemental phosphorus is a key raw material for the production of glyphosate-based herbicides. The phosphate leases have varying terms. The leases obtained from the U.S. government are of indefinite duration, subject to the modification of lease terms at 20-year intervals.

MONSANTO COMPANY	2010 FORM 10-K

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
Raw Materials and Energy Resources
We are a significant purchaser of basic and intermediate raw materials. Typically, we purchase major raw materials and energy through long-term contracts with multiple suppliers. Certain important raw materials are supplied by a few major suppliers. We expect the markets for our raw materials to remain balanced, though pricing will be cyclical with recovery of the global economy. Energy is available as required, but pricing is subject to market fluctuations. We seek to manage commodity price fluctuations through the use of futures contracts and other hedging mechanisms.
Our proprietary technology is used in various global locations to produce the catalysts used in various intermediate steps in the production of glyphosate. We believe capacity is sufficient for our requirements and adequate safety stock inventory minimizes the risks associated with production outages. We manufacture and purchase disodium iminodiacetic acid, a key ingredient in the production of glyphosate. We manufacture our global supply of elemental phosphorus, a key raw material for the production of Roundup herbicides. We have multiple mineral rights which, subject to obtaining and maintaining appropriate mining permits, we believe will provide a long term supply of phosphate ore to meet our needs into the foreseeable future. As part of the ongoing course of operating our phosphorus production, we are required to periodically permit new mining leases. A new mine is currently in the process of being permitted with the U.S. Bureau of Land Management.
RESEARCH AND DEVELOPMENT

Monsanto’s expenses for research and development were $1,205 million in 2010, $1,098 million in 2009 and $980 million in 2008. In addition, we incurred charges of $163 million in 2009 and $164 million in 2008 for acquired in-process research and development (IPR&D) related to acquisitions. See Note 4 — Business Combinations — for additional information regarding these acquisitions.
SEASONALITY AND WORKING CAPITAL; BACKLOG

For information on seasonality and working capital and backlog practices, see information in Item 7 — MD&A — Financial Condition, Liquidity, and Capital Resources, which is incorporated herein by reference.

MONSANTO COMPANY	2010 FORM 10-K

EMPLOYEE RELATIONS

As of Aug. 31, 2010, we employed about 21,400 regular employees worldwide and more than 6,200 temporary employees. The number of temporary employees varies greatly during the year because of the seasonal nature of our business. We believe that relations between Monsanto and its employees are satisfactory.
CUSTOMERS

Although no single customer (including affiliates) represented more than 10 percent of our consolidated worldwide net sales in 2010, our three largest U.S. agricultural distributors and their affiliates represented, in the aggregate, 15 percent of our worldwide net sales and 27 percent of our U.S. net sales. During 2010, one major U.S. distributor and its affiliates represented about 10 percent of the worldwide net sales for our Seeds and Genomics segment, and about 4 percent of the worldwide net sales for our Agricultural Productivity segment.
INTERNATIONAL OPERATIONS

See Item 1A under the heading “Our operations outside the United States are subject to special risks and restrictions, which could negatively affect our results of operations and profitability” and Note 26 — Segment and Geographic Data, which are incorporated herein by reference. Approximately 43 percent of Monsanto’s sales, including 37 percent of our Seeds and Genomics segment’s sales and 57 percent of our Agricultural Productivity segment’s sales, originated from our legal entities outside the United States during fiscal year 2010.
SEGMENT AND GEOGRAPHIC DATA

For information on segment and geographic data, see Item 8 — Financial Statements and Supplementary Data — Note 26 — Segment and Geographic Data, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS

Competition in seeds and traits and agricultural chemicals has significantly affected, and will continue to affect, our sales.
Many companies engage in plant biotechnology and breeding research and agricultural chemicals, and speed in getting a new product to market can be a significant competitive advantage. Our competitors’ success could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies. We also expect to face continued competition for our Roundup herbicides and selective herbicides product lines, which could be influenced by trade and industrial policies of foreign countries. The extent to which we can realize cash and gross profit from our business will depend on our ability to: control manufacturing and marketing costs without adversely affecting sales; predict and respond effectively to competitor products, pricing and marketing; provide marketing programs meeting the needs of our customers and of the farmers who are our end users; maintain an efficient distribution system; and develop new products and services with features attractive to our end users.
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

MONSANTO COMPANY	2010 FORM 10-K

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
The successful development and commercialization of our pipeline products will be necessary for our growth.

MONSANTO COMPANY	2010 FORM 10-K

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
We engage in manufacturing, seed production, research and development, and sales in many parts of the world. Although we have operations in virtually every region, our sales outside the United States in fiscal year 2010 were principally to customers in Brazil, Argentina, Canada, Mexico and India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareowners’ equity.
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

MONSANTO COMPANY	2010 FORM 10-K

from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies.
Fluctuations in commodity prices can increase our costs and decrease our sales.
We contract production with multiple growers at fair value and retain the seed in inventory until it is sold. These purchases constitute a significant portion of the manufacturing costs for our seeds. Additionally, our chemical manufacturing operations use chemical intermediates and energy, which are subject to increases in price as the costs of oil and natural gas increase. Accordingly, increases in commodity prices may negatively affect our cost of goods sold or cause us to increase seed or chemical prices, which could adversely affect our sales. We use hedging strategies, and most of our raw material supply agreements contain escalation factors, designed to mitigate the risk of short-term changes in commodity prices. However, we are unable to avoid the risk of medium- and long-term increases. Farmers’ incomes are also affected by commodity prices; as a result, fluctuations in commodity prices could have a negative effect on their ability to purchase our seed and chemical products.
Compliance with quality controls and regulations affecting our manufacturing may be costly, and failure to comply may result in decreased sales, penalties and remediation obligations.
Because we use hazardous and other regulated materials in our manufacturing processes and engage in mining operations, we are subject to risks of accidental environmental contamination, and therefore to potential personal injury claims, remediation expenses and penalties. Should a catastrophic event occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could affect our sales. In addition, lapses in quality or other manufacturing controls could affect our sales and result in claims for defective products.
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
Weather conditions and natural disasters can affect the timing of planting and the acreage planted, as well as yields and commodity prices. In turn, the quality, cost and volumes of the seed that we are able to produce and sell will be affected, which will affect our sales and profitability. Natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply. One of our major U.S. glyphosate manufacturing facilities is located in Luling, Louisiana, which is an area subject to hurricanes. In addition, several of our key raw material and utility suppliers have production assets in the U.S. gulf coast

MONSANTO COMPANY	2010 FORM 10-K

region and are also susceptible to damage risk from hurricanes. Hawaii, which is also subject to hurricanes, is a major seeds and traits location for our pipeline products.
ITEM 1B. UNRESOLVED STAFF COMMENTS

At Aug. 31, 2010, there were no unresolved comments from the staff of the SEC related to our periodic or current reports under the Exchange Act.
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
Additional principal properties used by the Seeds and Genomics segment include seed production and conditioning plants at Boone, Grinnell and Williamsburg, Iowa; Constantine, Michigan; Enkhuizen and Bergschenhoek, Netherlands; Illiopolis, Waterman and Farmer City, Illinois; Remington, Indiana; Kearney and Waco, Nebraska; Oxnard, California; Peyrehorade and Trèbes, France; Rojas, Argentina; Sinesti, Romania; and Uberlândia, Brazil; and research sites at Ankeny, Iowa; Research Triangle Park, North Carolina; Maui, Hawaii; Middleton, Wisconsin; Mystic, Connecticut; and Woodland, California. We own all of these properties, except the one in Maui. The Seeds and Genomics segment also uses seed foundation and production facilities, breeding facilities, and genomics and other research laboratories at various other locations worldwide.
The Agricultural Productivity segment has principal chemicals manufacturing facilities at Antwerp, Belgium; Camaçari, Brazil; Luling, Louisiana; Muscatine, Iowa; São José dos Campos, Brazil; Soda Springs, Idaho; and Zárate, Argentina. We own all of these properties, except the one in Antwerp, Belgium, which is subject to a lease for the land underlying the facility.
We believe that our principal properties are suitable and adequate for their use. Our facilities generally have sufficient capacity for our existing needs and expected near-term growth. Expansion projects are undertaken as necessary to meet future needs. In particular, we have undertaken significant multiyear projects to expand our corn production facilities in North America in anticipation of increased demand for our corn seed and completed projects that increased capacity and improved the process at our Luling, Louisiana, glyphosate facility. Use of these facilities may vary with seasonal, economic and other business conditions, but none of the principal properties is substantially idle. In certain instances, we have leased portions of sites not required for current operations to third parties.
ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 25 under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. Following is information regarding other material proceedings for which we are responsible.

MONSANTO COMPANY	2010 FORM 10-K

Patent and Commercial Proceedings
On Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation Roundup Ready technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our Roundup Ready technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us. On Jan. 15, 2010, the Court granted our motion declaring that DuPont and Pioneer are not licensed to create a product containing Roundup Ready and Optimum® GAT® traits stacked in combination. The remaining patent claims are set for trial on Oct. 17, 2011. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Two purported class action suits were filed against us on Sept. 26, 2006, supposedly on behalf of all farmers who purchased our Roundup brand herbicides in the United States for commercial agricultural purposes since Sept. 26, 2002. Plaintiffs essentially allege that we have monopolized the market for glyphosate for commercial agricultural purposes. Plaintiffs seek an unspecified amount of damages and injunctive relief. In late February 2007, three additional suits were filed, alleging similar claims. All of these suits were filed in the U.S. District Court for the District of Delaware. On July 18, 2007, the court ruled that any such suit had to be filed in federal or state court in Missouri; the court granted our motion to dismiss the two original cases. On Aug. 8, 2007, plaintiffs in the remaining three cases voluntarily dismissed their complaints, which have not been re-filed. On Aug. 10, 2007, the same set of counsel filed a parallel action in federal court in San Antonio, Texas, on behalf of a retailer of glyphosate named Texas Grain. Plaintiffs seek to certify a national class of all entities that purchased glyphosate directly from us since August 2003. The magistrate judge issued his recommendation to the District Court on Aug. 7, 2009, denying class certification. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Governmental Proceedings and Undertakings
On Sept. 17, 2007, the EPA issued a Notice of Violation to us, alleging violations of the Clean Water Act at the South Rasmussen Mine near Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject us to civil penalties. We are working with the EPA to reach a resolution of this matter. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
On April 18, 2005, we received a subpoena from the Illinois Attorney General and have produced documents relating to the prices and terms upon which we license technology for genetically modified seeds, and upon which we sell or license genetically modified seeds to farmers. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
On Sept. 4, 2007, we received a civil investigative demand from the Iowa Attorney General seeking information regarding the production and marketing of glyphosate and the development, production, marketing, or licensing of soybean, corn, or cotton germplasm containing transgenic traits. Iowa coordinated this inquiry with several other states. We have fully cooperated with this investigation and complied with all requests. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
We have reported to the EPA that in prior years sales and planting of our Bollgard and Bollgard II cotton products occurred in ten Texas counties where the registrations had included relevant restrictions. On July 1, 2010, we finalized a settlement with the EPA, without admitting liability, and paid a civil penalty of an immaterial amount.

MONSANTO COMPANY	2010 FORM 10-K

On Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $243 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1.1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $82 million to $41 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. The court date is pending. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.7 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
On Jan. 12, 2010, the Antitrust Division of the U.S. Department of Justice (DOJ) issued a civil investigative demand to Monsanto requesting information on our soybean traits business. Among other things, the DOJ has requested information regarding our plans for and licensing of soybean seed containing Roundup Ready or Roundup Ready 2 Yield traits. We are cooperating with this request. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Securities and Derivative Proceedings
On July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleges that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our Roundup business. The alleged class consists of all persons who purchased or otherwise acquired Monsanto common stock between Jan. 7, 2009, and May 27, 2010. Plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Sept. 27, 2010, three members of the alleged class moved to be appointed the lead plaintiff in the action. Those motions have not yet been ruled upon. On Sept. 28, 2010, plaintiff Rochester Laborers Pension Fund advised the Court that it does not intend to file a motion for appointment as lead plaintiff, but is willing to serve as lead plaintiff should the movants fail to satisfy the requirements for doing so.
On Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs have moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. The parties have stipulated to the consolidation of the Espinoza and Clark actions and submitted the stipulation to the Court for its approval. Defendants have moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). The parties have stipulated to a stay of these actions pending resolution of

MONSANTO COMPANY	2010 FORM 10-K

motions to dismiss expected to be filed in the federal actions, subject to specified exceptions, and have submitted their stipulation to the Court for its approval.
On Aug. 30, 2010, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiffs seek injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the Rochester securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, stating that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed on our behalf against certain of our directors. The allegations made and relief sought in the Stone action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, Styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions.
ITEM 4. [Removed and Reserved.]

Executive Officers
See Part III — Item 10 of this Report on Form 10-K for information about our Executive Officers.

MONSANTO COMPANY	2010 FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Monsanto’s common stock is traded principally on the New York Stock Exchange, under the symbol MON. The number of shareowners of record as of Oct. 21, 2010, was 40,580.
On June 27, 2006, the board of directors approved a two-for-one split of the company’s common shares. The additional shares resulting from the stock split were paid on July 28, 2006, to shareowners of record on July 7, 2006. All share and per share information herein reflects this stock split.
The original dividend rate adopted by the board of directors following the initial public offering (IPO) in October 2000 was $0.06. The board of directors increased the company’s quarterly dividend rate in April 2003 to $0.065, in May 2004 to $0.0725, in December 2004 to $0.085, in December 2005 to $0.10, in December 2006 to $0.125, in August 2007 to $0.175, in June 2008 to $0.24, in January 2009 to $0.265 and in August 2010 to $0.28.
The following table sets forth dividend declarations, as well as the high and low sales prices for Monsanto’s common stock, for the fiscal year 2010 and 2009 quarters indicated.

	1st	2nd		3rd	4th		Fiscal
Dividends per Share	Quarter	Quarter		Quarter	Quarter		Year

2010	$—	$0.53	(1)	$—	$0.55	(1)	$1.08

2009	$—	$0.51	(2)	$—	$0.53	(2)	$1.04

		1st	2nd	3rd	4th	Fiscal
Common Stock Price		Quarter	Quarter	Quarter	Quarter	Year

2010	High	$84.36	$87.06	$74.80	$62.29	$87.06
	Low	66.57	70.53	48.16	44.61	44.61

2009	High	$121.32	$87.32	$93.35	$87.40	$121.32
	Low	63.47	65.60	69.62	70.08	63.47

(1)	During the period from Dec. 1, 2009, through Feb. 28, 2010, Monsanto declared two dividends, $0.265 per share on Dec. 7, 2009, and $0.265 per share on Jan. 26, 2010. During the period from June 1, 2010, through Aug. 31, 2010, Monsanto declared two dividends, $0.265 per share on June 9, 2010, and $0.28 per share on Aug. 4, 2010.

(2)	During the period from Dec. 1, 2008, through Feb. 28, 2009, Monsanto declared two dividends, $0.24 per share on Dec. 8, 2008, and $0.265 per share on Jan. 14, 2009. During the period from June 1, 2009, through Aug. 31, 2009, Monsanto declared two dividends, $0.265 per share on June 9, 2009, and $0.265 per share on Aug. 5, 2009.

MONSANTO COMPANY	2010 FORM 10-K

Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2010 by Monsanto and affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of Shares	(d) Approximate Dollar
				Purchased as Part of	Value of Shares that May
	(a) Total Number of		(b) Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased		per Share(1)	or Programs	the Plans or Programs

June 2010:
June 1, 2010, through June 30, 2010	204,558	(2)	$49.63	204,400	$23,090,661
July 2010:
July 1, 2010, through July 31, 2010	356,400	(3)	$53.17	288,900	$1,007,656,927
August 2010:
Aug. 1, 2010, through Aug. 31, 2010	149,600		$58.17	149,600	$998,954,568

Total	710,558		$53.20	642,900	$998,954,568

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 158 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	Includes 67,500 shares purchased by affiliated purchasers.
In April 2008, the board of directors authorized a repurchase program of up to $800 million of the company’s common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and was completed on Aug. 24, 2010. In June 2010, the board of directors authorized a new repurchase program of up to an additional $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010, and will expire on Aug. 24, 2013. There were no other publicly announced plans outstanding as of Aug. 31, 2010.

MONSANTO COMPANY	2010 FORM 10-K

Stock Price Performance Graph
The graph below compares the performance of Monsanto’s common stock with the performance of the Standard & Poor’s 500 Stock Index (a broad-based market index) and a peer group index over a 60-month period extending through the end of the 2010 fiscal year. The graph assumes that $100 was invested on Sept. 1, 2005, in our common stock, in the Standard & Poor’s 500 Stock Index and the peer group index, and that all dividends were reinvested.
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

Comparison of Cumulative Five Year Total Return
$400
$300
$200
$100
$0
8/31/05
8/31/06
8/31/07
8/31/08
8/31/09
8/31/10
Monsanto Co
S&P 500 Index
Peer Group

	08/31/05	08/31/06	08/31/07	08/31/08	08/31/09	08/31/10
Monsanto Company	100	150.08	222.53	367.08	272.90	174.09
S&P 500 Index	100	108.88	125.36	111.40	91.06	95.53
Peer Group	100	114.18	162.31	159.30	131.93	145.22

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

MONSANTO COMPANY	2010 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2010	2009	2008	2007	2006

Operating Results:
Net sales(1)	$10,502	$11,724	$11,365	$8,349	$7,065
Income from operations	1,607	3,103	2,721	1,409	1,139
Income from continuing operations(6)	1,124	2,122	2,027	925	688
Income on discontinued operations(2)	4	11	17	80	24
Cumulative effect of a change in accounting principle, net of tax benefit(3)	—	—	—	—	(6)
Net income attributable to Monsanto Company	1,109	2,109	2,024	993	689
Basic Earnings (Loss) per Share Attributable to Monsanto Company:(4)(5)
Income from continuing operations	$2.03	$3.83	$3.66	$1.68	$1.24
Income on discontinued operations(2)	0.01	0.02	0.03	0.14	0.04
Cumulative effect of accounting change(3)	—	—	—	—	(0.01)
Net income	2.04	3.85	3.69	1.82	1.27
Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(4)(5)
Income from continuing operations	$2.01	$3.78	$3.59	$1.64	$1.22
Income on discontinued operations(2)	—	0.02	0.03	0.15	0.04
Cumulative effect of accounting change(3)	—	—	—	—	(0.01)
Net income	2.01	3.80	3.62	1.79	1.25
Financial Position at end of Period:
Total assets	$17,867	$17,877	$17,991	$12,983	$11,728
Working capital(7)	3,581	4,127	3,170	2,009	3,182
Current ratio(7)	2.01:1	2.10:1	1.71:1	1.65:1	2.40:1
Long-term debt	1,862	1,724	1,792	1,150	1,639
Debt-to-capital ratio(8)	17%	15%	16%	16%	20%
Other Data:(4)
Dividends per share	$1.08	$1.04	$0.83	$0.55	$0.40
Stock price per share:
High	$87.06	$121.32	$145.80	$70.88	$47.58
Low	$44.61	$63.47	$69.22	$42.75	$27.80
End of period	$52.65	$83.88	$114.25	$69.74	$47.44
Basic shares outstanding(5)	543.7	547.1	548.9	544.8	540.6
Diluted shares outstanding(5)	550.8	555.6	559.7	555.3	551.9

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for information regarding the factors that have affected or may affect the comparability of our business results.

(1)	In 2006 and 2007, American Seeds acquired several regional seed companies. In 2007, we acquired Delta and Pine Land Company (DPL) and divested the Stoneville® and NexGen® cotton seed brands and related business assets. In 2008, we acquired De Ruiter, Cristiani, and Agroeste and entered into an agreement to divest the Dairy business. In 2009, we acquired Aly Participacoes Ltda. and WestBred, LLC and divested the Dairy business. See Note 4 — Business Combinations for further details of these acquisitions and Note 29 — Discontinued Operations for further details of these divestitures.

(2)	In 2006, we recorded an additional write-down of $3 million aftertax related to the remaining assets associated with the environmental technologies businesses. In 2007, we sold the Stoneville and NexGen businesses as part of the U.S. Department of Justice (DOJ) approval for the acquisition of DPL. In 2008, we entered into an agreement to sell the Dairy business. Accordingly, these businesses have been presented as discontinued operations in the Statements of Consolidated Operations for all periods presented above. See Note 29 — Discontinued Operations for further details of these completed dispositions.

(3)	In 2006, we adopted the Asset Retirement and Environmental Obligations topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). In connection with the adoption of this new accounting guidance, we recorded a cumulative effect of accounting change of $6 million aftertax.

(4)	For all periods presented, the share and per share amounts (including stock price) reflect the effect of the two-for-one stock split (in the form of a 100 percent stock dividend) that was completed on July 28, 2006.

MONSANTO COMPANY	2010 FORM 10-K

(5)	Effective Sept. 1, 2009, we retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC.

(6)	Effective Sept. 1, 2009, we retrospectively adopted the new accounting guidance related to the Consolidation topic of the ASC.

(7)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(8)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity.

MONSANTO COMPANY	2010 FORM 10-K

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
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, Asgrow, Deltapine, Seminis and De Ruiter, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market. Approximately 43 percent of our total company sales, 37 percent of our Seeds and Genomics segment sales, and 57 percent of our Agricultural Productivity segment sales originated from our legal entities outside the United States during fiscal year 2010.
In the fourth quarter of 2008, we entered into an agreement to divest the animal agricultural products business (the Dairy business). This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations as outlined below. The financial statements have been prepared in compliance with the provisions of the Property, Plant and Equipment topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Accordingly, for all periods presented herein, the Statements of Consolidated Operations and Consolidated Financial Position have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment. See Note 29 — Discontinued Operations — for further details.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 26 — Segment and Geographic Data — for a reconciliation of EBIT to net income (loss) for fiscal years 2010, 2009 and 2008.
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and net cash provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to

MONSANTO COMPANY	2010 FORM 10-K

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
Executive Summary
Consolidated Operating Results — Net sales in 2010 decreased $1,222 million from 2009. This decline was primarily a result of decreased sales of Roundup and other glyphosate-based herbicides in the United States, Europe and Brazil. Net income attributable to Monsanto Company in 2010 was $2.01 per share, compared with $3.80 per share in 2009.
The following factors affected the two-year comparison:
2010:
•	We recorded restructuring charges of $324 million in 2010 which was recorded in restructuring charges for $210 million and cost of goods sold for $114 million in the Statement of Consolidated Operations. See Note 5 — Restructuring — for further discussion.
2009:
•	We recorded restructuring charges of $406 million in fourth quarter 2009 which was recorded in restructuring charges for $361 million and cost of goods sold for $45 million in the Statement of Consolidated Operations. See Note 5 — Restructuring — for further discussion.
Financial Condition, Liquidity, and Capital Resources — In 2010, net cash provided by operating activities was $1,398 million, compared with $2,246 million in 2009. Net cash required by investing activities was $834 million in 2010, compared with $723 million in 2009. As a result, our free cash flow, as defined in the “Overview — Non-GAAP Financial Measures” section of MD&A, was a source of cash of $564 million in 2010, compared with $1,523 million in 2009. We used cash of $57 million in 2010 for acquisitions of businesses, compared with $329 million in 2009. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
Outlook — We plan to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to produce healthier foods for consumers. Our current research and development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.
We plan to improve and to grow our vegetable seeds business. We have applied our molecular breeding and marker capabilities to our library of vegetable germplasm. In the future, we will continue to focus on accelerating the potential growth of this business and executing our business plans.
Roundup herbicides remain the largest crop protection brand globally. Following a period of increasing inventories within the global glyphosate market and expansion of global glyphosate production capacity, the market has moved to an oversupply position. As a result, the significant supply of lower-priced generics has caused increased competitive pressure in the market and a decline in the business. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.

MONSANTO COMPANY	2010 FORM 10-K

See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” above and Part I — Item 1A — Risk Factors of this Form 10-K.

MONSANTO COMPANY	2010 FORM 10-K

RESULTS OF OPERATIONS

	Year Ended Aug. 31,
				Change
				2010 vs.	2009 vs.
(Dollars in millions, except per share amounts)	2010	2009	2008	2009	2008

Net Sales	$10,502	$11,724	$11,365	(10)%	3%
Gross Profit	5,086	6,762	6,177	(25)%	9%
Operating Expenses:
Selling, general and administrative expenses	2,064	2,037	2,312	1%	(12)%
Research and development expenses	1,205	1,098	980	10%	12%
Acquired in-process research and development	—	163	164	NM	(1)%
Restructuring charges, net	210	361	—	(42)%	NM

Total Operating Expenses	3,479	3,659	3,456	(5)%	6%

Income from Operations	1,607	3,103	2,721	(48)%	14%
Interest expense	162	129	110	26%	17%
Interest income	(56)	(71)	(132)	(21)%	(46)%
Solutia-related income, net	—	—	(187)	NM	NM
Other expense, net	7	78	4	(91)%	NM

Income from Continuing Operations Before Income Taxes	1,494	2,967	2,926	(50)%	1%
Income tax provision	370	845	899	(56)%	(6)%

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	1,124	2,122	2,027	(47)%	5%

Discontinued Operations:
Income from operations of discontinued businesses	4	19	20	(79)%	(5)%
Income tax provision	—	8	3	NM	NM

Income on Discontinued Operations	4	11	17	(64)%	(35)%

Net Income	$1,128	$2,133	$2,044	(47)%	4%

Less: Net income attributable to noncontrolling interest	19	24	20	(21)%	20%

Net Income Attributable to Monsanto Company	$1,109	$2,109	$2,024	(47)%	4%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.01	$3.78	$3.59	(47)%	5%
Income on discontinued operations	—	0.02	0.03	(100)%	(33)%

Net Income Attributable to Monsanto Company	$2.01	$3.80	$3.62	(47)%	5%

NM = Not Meaningful

Effective Tax Rate	25%	28%	31%

Comparison as a Percent of Net Sales:
Gross profit	48%	58%	54%
Selling, general and administrative expenses	20%	17%	20%
Research and development expenses (excluding acquired IPR&D)	11%	9%	9%
Total operating expenses	33%	31%	30%
Income from continuing operations before income taxes	14%	25%	26%
Net income attributable to Monsanto Company	11%	18%	18%
Overview of Financial Performance (2010 compared with 2009)
The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2010 with fiscal year 2009.
Net sales decreased 10 percent in 2010 from 2009. Our Seeds and Genomics segment net sales improved 4 percent, and our Agricultural Productivity segment net sales declined 35 percent. The following table presents the percentage changes in 2010 worldwide net sales by segment compared with net sales in 2009, including the effect that volume, price, currency and

MONSANTO COMPANY	2010 FORM 10-K

acquisitions had on these percentage changes:

	2010 Percentage Change in Net Sales vs. 2009
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	(2)%	4%	2%	4%	—	4%
Agricultural Productivity Segment	27%	(63)%	1%	(35)%	—	(35)%
Total Monsanto Company	9%	(21)%	2%	(10)%	—	(10)%

(1)	See Note 4 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2010 and 2009. In this presentation, acquisitions are segregated for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit decreased 25 percent, or $1,676 million. Total company gross profit as a percent of net sales decreased 10 percentage points to 48 percent in 2010, driven by decreases in average net selling prices of Roundup and other glyphosate-based herbicides. Gross profit as a percent of net sales for the Seeds and Genomics segment decreased 2 percentage points to 60 percent in the 12-month comparison partially due to increased restructuring charges recorded in cost of goods sold related to inventory impairments over the prior year. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 32 percentage points to 19 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.
Operating expenses decreased 5 percent, or $180 million, in 2010 from 2009, primarily because of the $163 million of acquired in-process R&D in 2009 and $151 million less in restructuring charges. Selling, general and administrative (SG&A) expenses increased 1 percent primarily because of increased marketing expense offset by lower spending for administrative functions and incentives. R&D expenses increased 10 percent due to an increase in activity of our expanded product pipeline. Restructuring charges decreased 42 percent because the majority of the actions took place upon approval and communication of the 2009 Restructuring Plan in fiscal year 2009. As a percent of net sales, SG&A expenses increased 3 points to 20 percent of net sales, and R&D expenses increased 2 points to 11 percent of net sales in 2010.
Interest expense increased 26 percent, or $33 million, in fiscal year 2010 from 2009. The increased expense was primarily due to an increased level of customer financing costs during 2010 compared to 2009.
Interest income decreased 21 percent, or $15 million, in 2010 because of less interest earned on lower average cash balances primarily in the United States, Brazil and Europe.
Other expense — net was $7 million in 2010, compared with $78 million in 2009. The decrease occurred due to the gain recorded on the Seminium, S.A. (Seminium) acquisition as well as a decline in foreign currency losses in 2010. See Note 4 — Business Combinations — for further information on the Seminium acquisition.
Income tax provision for 2010 decreased to $370 million, a decrease of $475 million from 2009 primarily as a result of the decrease in pretax income from continuing operations. The effective tax rate decreased to 25 percent, a decrease of 3 percentage points from fiscal year 2009. The following items had an impact on the effective tax rate:
•	The effective tax rate for 2010 decreased because of the restructuring charges of $324 million ($224 million after tax).

•	Benefits totaling $100 million were recorded in 2010 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-US tax audits, favorable adjustments from the filing of tax returns and the expiration of statutes of limitations in several jurisdictions. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act signed by President Obama on March 23,

MONSANTO COMPANY	2010 FORM 10-K

2010, and the Health Care and Education Act of 2010 signed on March 30, 2010 (collectively the “Healthcare Acts”).

•	Benefits totaling $168 million were recorded in 2009 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-US tax audits and other tax matters in addition to the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.
Without these items, our effective tax rate for 2010 would still have been lower than the 2009 rate, primarily driven by a shift in our earnings mix to lower tax rate jurisdictions.
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
Interest income decreased 46 percent, or $61 million, in 2009 because of lower average cash balances primarily in Brazil and lower interest rates.

MONSANTO COMPANY	2010 FORM 10-K

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
Income tax provision for 2009 decreased to $845 million, a decrease of $54 million from 2008. The effective tax rate on continuing operations was 28 percent, a decrease of 3 percentage points from fiscal year 2008. This difference was primarily the result of the following items:
•	Benefits totaling $168 million were recorded in 2009 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-U.S. tax audits and other tax matters in addition to the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.

•	The effective tax rate for 2008 was affected by our Solutia-related gain for which taxes were provided at a higher U.S.-based rate, a tax benefit of $43 million for the reversal of our remaining valuation allowance in Argentina and additional tax expense for a transfer pricing item.
Without these items, our effective tax rate for 2009 would have been higher than the 2008 rate, primarily driven by a shift in our earnings mix to higher tax rate jurisdictions.
The factors noted above explain the change in income from continuing operations. In 2009, we recorded income on discontinued operations of $11 million compared to $17 million in 2008 due to the gain recorded on the sale of the Dairy business. In 2008, the $17 million related to income from operations of the Dairy business.

MONSANTO COMPANY	2010 FORM 10-K

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net Sales
Corn seed and traits	$4,260	$4,113	$3,542	4%	16%
Soybean seed and traits	1,486	1,448	1,174	3%	23%
Cotton seed and traits	611	466	450	31%	4%
Vegetable seeds	835	808	744	3%	9%
All other crops seeds and traits	419	462	459	(9)%	1%

Total Net Sales	$7,611	$7,297	$6,369	4%	15%

Gross Profit
Corn seed and traits	$2,464	$2,606	$2,174	(5)%	20%
Soybean seed and traits	905	871	725	4%	20%
Cotton seed and traits	454	344	313	32%	10%
Vegetable seeds	492	416	394	18%	6%
All other crops seeds and traits	223	267	251	(16)%	6%

Total Gross Profit	$4,538	$4,504	$3,857	1%	17%

EBIT(1)	$1,597	$1,655	$1,200	(4)%	38%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance for Fiscal Year 2010
Net sales of corn seed and traits increased 4 percent, or $147 million, in the 12-month comparison. In 2010, sales improved primarily in the United States and Argentina because of increased average net selling price and a shift to higher margin corn trait products.
Cotton seed and traits net sales increased 31 percent, or $145 million, in 2010. This sales increase was driven by an increase in planted acres primarily in the United States and India.
In 2010, all other crops seeds and traits net sales decreased 9 percent, or $43 million, in the 12-month comparison because of the divestiture of our global sunflower assets in August 2009.
Gross profit increased 1 percent for this segment due to increased net sales. Gross profit as a percent of sales for this segment decreased 2 percentage points to 60 percent in 2010. This decline was primarily driven by higher U.S. hedging losses on commodity prices and higher manufacturing costs for corn. In addition, we recorded inventory impairments of $93 million in 2010 compared with $24 million in 2009 related to discontinued seed products worldwide as part of our 2009 Restructuring Plan in 2010. See Note 5 — Restructuring — for further information.
EBIT for the Seeds and Genomics segment decreased $58 million to $1,597 million in 2010.
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

MONSANTO COMPANY	2010 FORM 10-K

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
AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change
(Dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net Sales
Roundup and other glyphosate-based herbicides	$2,029	$3,527	$4,094	(42)%	(14)%
All other agricultural productivity products	862	900	902	(4)%	—

Total Net Sales	$2,891	$4,427	$4,996	(35)%	(11)%

Gross Profit
Roundup and other glyphosate-based herbicides	$142	$1,836	$1,976	(92)%	(7)%
All other agricultural productivity products	406	422	344	(4)%	23%

Total Gross Profit	$548	$2,258	$2,320	(76)%	(3)%

EBIT(1)	$(25)	$1,352	$1,691	(102)%	(20)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance for Fiscal Year 2010
Net sales of Roundup and other glyphosate-based herbicides decreased 42 percent, or $1,498 million, in 2010. In the 12-month comparison, sales of Roundup and other glyphosate-based herbicides decreased primarily in the United States, Europe and Brazil. The average net selling price decreased in all regions because of a previously announced price decrease on our products and increased marketing programs over the prior year. Offsetting this decline, global sales volumes of Roundup and other glyphosate-based herbicides increased 38 percent in 2010 from 2009.
Sales of Roundup and other glyphosate-based herbicides declined in the United States and other world areas primarily because of a decrease in the net selling price due to a shift in the market to generic competition.
Gross profit as a percent of sales decreased 32 percentage points for the Agricultural Productivity segment to 19 percent in 2010. This decrease was primarily because of lower average net selling prices of Roundup and other glyphosate-based herbicides.
The sales decreases discussed in this section resulted in $1,710 million lower gross profit in 2010. EBIT for the Agricultural Productivity segment decreased $1,377 million, to a negative $25 million in 2010. Contributing to this decrease was lower net selling prices reducing EBIT in 2010.

MONSANTO COMPANY	2010 FORM 10-K

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
The sales decreases discussed in this section resulted in $62 million lower gross profit in 2009. EBIT for the Agricultural Productivity segment decreased $339 million, to $1,352 million in 2009. Contributing to this decrease was our Solutia-related gain of $210 million recorded in second quarter 2008. See further discussion at Note 27 — Other Expense and Solutia-Related Items. Further, restructuring charges incurred of $114 million reduced EBIT in fourth quarter 2009. See Note 5 — Restructuring — for additional information.
RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009

Costs of Goods Sold(1)	$(114)	$(45)
Restructuring Charges, Net(1)(2)	(210)	(361)

Loss from Continuing Operations Before Income Taxes	(324)	(406)
Income Tax Benefit	100	116

Net Loss	$(224)	$(290)

(1)	For the fiscal year ended 2010, the $114 million of restructuring charges recorded in costs of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $101 million in Seeds and Genomics. For the fiscal year ended 2009, the $45 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $1 million in Agricultural Productivity and $44 million in Seeds and Genomics. For the fiscal year ended 2010, the $210 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $79 million in Agricultural Productivity and $131 million in Seeds and Genomics. For the fiscal year ended 2009, the $361 million of restructuring charges were split by segment as follows: $113 million in Agricultural Productivity and $248 million in Seeds and Genomics.

(2)	The restructuring charges for the fiscal year ended 2010 include reversals of $32 million related to the 2009 Restructuring Plan. The reversals are primarily related to severance as positions originally included in the plan were eliminated through attrition.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the Roundup business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan is expected to be completed by the end of the first quarter in fiscal year 2011, and substantially all payments will be made by the end of the second quarter in fiscal year 2011.

MONSANTO COMPANY	2010 FORM 10-K

The total restructuring costs are now expected to be $780 million and will be completed by the end of the first quarter of 2011. The charges are expected to be comprised of approximately $360 million to $370 million in severance and related benefits, $155 million of costs related to facility closures and exit costs and $255 million of asset impairments. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.
The following table displays the pretax charges of $324 million and $406 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2010 and 2009, respectively, as well as the cumulative pretax charges of $730 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$85	$47	$132	$175	$63	$238
Facility Closures / Exit Costs	46	31	77	3	47	50
Asset Impairments
Property, plant and equipment	8	1	9	31	4	35
Inventory	93	13	106	24	—	24
Other intangible assets	—	—	—	59	—	59

Total Restructuring Charges, Net	$232	$92	$324	$292	$114	$406

				Cumulative Amount through Aug. 31, 2010

				Seeds and	Agricultural
(Dollars in millions)				Genomics	Productivity	Total

Work Force Reductions				$260	$110	$370
Facility Closures / Exit Costs				49	78	127
Asset Impairments
Property, plant and equipment				39	5	44
Inventory				117	13	130
Other intangible assets				59	—	59

Total Restructuring Charges, Net				$524	$206	$730

Our written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC, therefore severance charges incurred in connection with the 2009 Restructuring Plan are accounted for when probable and estimable as required under the Compensation – Nonretirement Postemployment Benefits topic of the ASC. In addition, when the decision to commit to a restructuring plan requires an asset impairment review, we evaluate such impairment issues under the Property, Plant and Equipment topic of the ASC. Certain asset impairment charges were recorded in the fourth quarters of 2010 and 2009 related to the decisions to shut down facilities under the 2009 Restructuring Plan as the future cash flows for these facilities were insufficient to recover the net book value of the related long-lived assets.
In fiscal year 2010, pretax restructuring charges of $324 million were recorded. The $132 million in work force reductions was related primarily to Europe and the United States. The facility closures/exit costs of $77 million were related primarily to the finalization of the termination of a chemical supply contract in the United States and worldwide entity consolidation costs. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold were related to discontinued products worldwide. In fiscal year 2009, pretax restructuring charges of $406 million were recorded. The $238 million in work force reductions related to site closures and downsizing primarily in the United States and Europe. The facility closures/exit costs of $50 million related primarily to the termination of a chemical supply contract in the United States and the termination of chemical distributor contracts in Central America. In asset impairments, property, plant, and equipment impairments of $35 million related to certain manufacturing and technology breeding facilities in the United States, Europe, and Central America that were closed in fiscal year 2010. Inventory impairments of $24 million were also recorded for discontinued seed products in the United States and Europe. Other intangible impairments of $59 million related to the discontinuation of certain seed brands, which included $18 million related to the write-off of intellectual property for

MONSANTO COMPANY	2010 FORM 10-K

technology that we elected to no longer pursue. Of the $118 million total asset impairments in fiscal year 2009, $45 million was recorded in cost of goods sold and the remainder in restructuring charges.
The actions related to the overall restructuring plan are expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit expected to be realized in 2011.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,
(Dollars in millions, except current ratio)	2010	2009

Cash and Cash Equivalents	$1,485	$1,956
Trade Receivables, Net	1,590	1,556
Inventory, Net	2,739	2,934
Other Current Assets(1)	1,308	1,437

Total Current Assets	$7,122	$7,883

Short-Term Debt	$241	$79
Accounts Payable	752	676
Accrued Liabilities(2)	2,548	3,001

Total Current Liabilities	$3,541	$3,756

Working Capital(3)	$3,581	$4,127
Current Ratio(3)	2.01:1	2.10:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Working capital decreased $546 million between Aug. 31, 2010, and Aug. 31, 2009, primarily because of the following factors:
•	Cash and cash equivalents decreased $471 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•	Inventory decreased $195 million, primarily because of lower corn production in fiscal year 2010, higher obsolescence reserves and lower cost of production for Agricultural Productivity inventory.

•	Short-term debt increased $162 million related to our purchase of the Chesterfield Village Research Center in April 2010.
These decreases to working capital between Aug. 31, 2010, and Aug. 31, 2009, were partially offset by the following factor:
•	Customer payable decreased $224 million because fewer customers overpaid in 2010 compared to the prior year.
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
Customer Financing Programs: We previously established a revolving financing program of up to $250 million, which allowed certain U.S. customers to finance their product purchases, royalties and licensing fee obligations. We received $130 million for fiscal year 2009 and $66 million for fiscal year 2008 from the proceeds of loans made to our customers through this financing program. These proceeds were included in the net cash provided by operating activities in the Statements of

MONSANTO COMPANY	2010 FORM 10-K

Consolidated Cash Flows. We originated these customer loans on behalf of the third-party specialty lender, a special-purpose entity (SPE) that we consolidated, using our credit and other underwriting guidelines approved by the lender. We serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multiseller commercial paper conduits through a nonconsolidated qualifying special-purpose entity (QSPE). We had no ownership interest in the lender, in the QSPE, or in the loans. The program was terminated in the third quarter of fiscal year 2009. Accordingly, there were no loan balances outstanding as of Aug. 31, 2010, and Aug. 31, 2009. We accounted for this transaction as a sale, in accordance with the Transfers and Servicing topic of the ASC.
During the second quarter 2010, we began participating in a revolving financing program in Brazil. The program allows us to transfer up to 1 billion Brazilian reais (approximately $550 million) in customer receivables to a QSPE. Third parties, primarily investment funds, hold an 88 percent senior interest in the QSPE, and we hold the remaining 12 percent subordinate interest. Because QSPEs are excluded from the scope of the current guidance within the Consolidation topic of the ASC, and we do not have the unilateral right to liquidate the QSPE, the consolidation guidance does not have an effect on our accounting for this customer financing program.
Our investment in the QSPE was $10 million as of Aug. 31, 2010. It is included in other assets in the Statements of Consolidated Financial Position and is classified as a debt security. Interest earned on our investment in the QSPE was $2 million for the year ended Aug. 31, 2010, and is included in interest income on the Statements of Consolidated Operations.
Under the financing program, our transfer of select customer receivables to the QSPE is accounted for as a sale in accordance with the Transfers and Servicing topic of the ASC. We do not service the receivables. However, under the QSPE, a recourse provision requires us to cover the first 12 percent of credit losses within the program.
Proceeds from customer receivables sold through the financing program and derecognized from the Statements of Consolidated Financial Position totaled $115 million for fiscal year 2010. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and are net of a loss on sale of receivables of $10 million for the year ended Aug. 31, 2010. The remaining receivable balance in the QSPE outstanding as of Aug. 31, 2010, was $48 million. As of Aug. 31, 2010, there were $3 million of receivables sold through this financing program that were delinquent. Based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded our recourse provision at $5 million as of Aug. 31, 2010. Adverse changes in the actual loss rate would decrease our investment asset. The maximum potential amount of future payments under the recourse provision was $15 million as of Aug. 31, 2010. If we are called upon to make payments under the recourse provision, we would have the benefit under the financing program of any amounts subsequently collected from the customer.
In August 2009, we entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $221 million and $319 million in fiscal year 2010 and 2009, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $2 million as of Aug. 31, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $9 million as of Aug. 31, 2010. The outstanding balance of the receivables sold was $223 million and $319 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. There were delinquent loans totaling $3 million as of Aug. 31, 2010, and there were no delinquent loans as of Aug. 31, 2009.
We sell accounts receivable in the United States, European regions and Argentina both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $112 million, $72 million and $48 million for 2010, 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Aug. 31, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreements was $58 million as of Aug.

MONSANTO COMPANY	2010 FORM 10-K

31, 2010. The outstanding balance of the receivables sold was $91 million and $57 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively.
We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $300 million) for selected customers in Brazil. The amount of loans outstanding was $100 million and $160 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. In this program, we provide a full guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $100 million as of Aug. 31, 2010. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $3 million and $6 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in the United States, Brazil, Europe and Argentina. The amount of loans outstanding was $36 million and $48 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. We provide a guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $29 million as of Aug. 31, 2010. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $2 million and $5 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively.
Cash Flow

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Net Cash Provided by Operating Activities	$1,398	$2,246	$2,837
Net Cash Required by Investing Activities	(834)	(723)	(2,042)

Free Cash Flow(1)	564	1,523	795

Net Cash Required by Financing Activities	(1,038)	(1,075)	(125)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	(105)	77

Net (Decrease) Increase in Cash and Cash Equivalents	(471)	343	747
Cash and Cash Equivalents at Beginning of Period	1,956	1,613	866

Cash and Cash Equivalents at End of Period	$1,485	$1,956	$1,613

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Overview — Non-GAAP Financial Measures” section in MD&A for a further discussion).
2010 compared with 2009: In 2010, our free cash flow was a source of cash of $564 million, compared with $1,523 million in 2009. Cash provided by operating activities decreased 38 percent, or $848 million, in 2010, primarily because of the decrease in net income of $1,005 million which was impacted by a number of noncash charges in 2010. Further, the change in accounts receivable of $548 million provided less cash from lower collections during the current year. In addition, increases in cash required by restructuring payments of $263 million in 2010 impacted operating activities. These decreases were partially offset by a change in cash provided by inventory of $851 million which occurred primarily because of a decline in inventory production. Another offset was a change in deferred revenue of $611 million due to the prepay program for Roundup in Brazil in August 2008 which was not repeated for the year ended Aug. 31, 2009.
Cash required by investing activities was $834 million in 2010 compared with $723 million in 2009. In 2009, we received proceeds of $300 million related to the sale of the Dairy business. In addition, we received $132 million in 2009 from the maturity of short-term equity securities. Offsetting these increases in the prior year, we acquired the sugarcane business for $264 million, and there was no similar sized acquisition in the current year. Further, our capital expenditures decreased $161 million in 2010 because of less spending on corn seed production facilities.
The amount of cash required by financing activities was $1,038 million in 2010 compared with $1,075 million in 2009. The net change in short-term financing was a source of cash of $22 million in 2010 compared with a use of cash of $112 million in 2009. Further, treasury stock purchases increased $134 million as we accelerated our repurchase of shares in 2010 compared to the same prior-year period.

MONSANTO COMPANY	2010 FORM 10-K

2009 compared with 2008: In 2009, our free cash flow was a source of cash of $1,523 million, compared with $795 million in 2008. Cash provided by operating activities decreased 21 percent, or $591 million, in 2009, primarily because of the change in cash provided by deferred revenue of $1,192 million which occurred primarily because of the introduction of the prepay program for Roundup in Brazil in August 2008. This program did not reoccur in August 2009. These decreases were offset by higher earnings and a change in accounts receivable of $844 million due to higher collections and customer financing programs.
Cash required by investing activities was $723 million in 2009 compared with $2,042 million in 2008. This decrease is primarily attributable to cash used for acquisitions of $329 million in 2009 compared with $1,007 million in 2008. Further, we received proceeds of $300 million in 2009 related to the sale of the Dairy business. In addition, we used cash of $132 million in 2008 for the purchase of short-term equity securities compared with no purchases in 2009.
Cash required by financing activities was $1,075 million in 2009, compared with $125 million in 2008. The net change in short-term financing was a use of cash of $112 million in 2009 compared with a source of $82 million in 2008. Cash proceeds from long-term debt decreased $546 million in 2009 from 2008. Cash required for long-term debt reductions was $71 million in 2009, compared with $254 million in 2008. The 12-month comparison of long-term debt proceeds and reductions are affected because we issued $550 million of long-term debt and $238 million of short-term debt was repaid in 2008. Dividend payments increased 32 percent, or $133 million, because we paid dividends of $1.04 per share in 2009 compared with 83 cents per share in 2008. Further, stock option exercises decreased $75 million in 2009.
Capital Resources and Liquidity

	As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2010	2009

Short-Term Debt	$241	$79
Long-Term Debt	1,862	1,724
Total Shareowners’ Equity	10,099	10,056
Debt-to-Capital Ratio	17%	15%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. Although the commercial paper market has not fully returned to historical levels, the market is available to those companies with high short-term credit ratings such as Monsanto. We accessed the commercial paper markets in 2010 for periods of time to finance working capital needs and our options have not been limited. We had no commercial paper borrowings outstanding as of Aug. 31, 2010.
Our August 2010 debt-to-capital ratio increased 2 percentage points compared with the August 2009 ratio, primarily because of the increase in short-term and long-term debt due to the Chesterfield Village Research Center purchase.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012, in order to repay $486 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward-starting interest rate swaps with a total notional amount of $250 million. In August 2010, we entered into additional forward-starting interest rate swaps with a total notional amount of $225 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued.
We plan to issue additional fixed-rate debt on or before April 15, 2011. In July 2010, we entered into forward-starting interest rate swaps with a notional amount of $300 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued.
We are currently evaluating the impact of the Healthcare Acts. We recorded a tax charge of $8 million during the third quarter of 2010 due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Healthcare Acts. We are still evaluating the other impacts from the Healthcare Acts, but we do not expect them to have a material impact on our consolidated financial statements in the short term. The longer term potential impacts of the

MONSANTO COMPANY	2010 FORM 10-K

Healthcare Acts to our consolidated financial statements are currently uncertain. We will continue to assess how the Healthcare Acts apply to us and how best to meet the stated requirements.
In August 2009, we sold our global sunflower assets to Syngenta for $160 million in proceeds which were formerly part of all other crops seeds and traits in our Seeds and Genomics segment. We recorded a pretax gain on the sale of $59 million or $.08 per share aftertax.
In June 2008, we assumed debt of $73 million as part of the De Ruiter acquisition. In February 2009, this debt was repaid. The assumed debt, denominated in European euros, was due on Sept. 25, 2012. The interest rate was a variable rate based on the Euro Interbank Offered Rate (Euribor).
In May 2002, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration). In August 2002, we issued $800 million in 7 3/8% Senior Notes under the 2002 shelf registration (7 3/8% Senior Notes). As of Aug. 31, 2010, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see the discussion later in this section regarding a debt exchange for $314 million of the 7 3/8% Senior Notes). In May 2003, we issued $250 million of 4% Senior Notes (4% Senior Notes) under the 2002 shelf registration, which were repaid on May 15, 2008.
In May 2005, we filed a new shelf registration with the SEC (2005 shelf registration) that allowed us to issue up to $2.0 billion of debt, equity and hybrid offerings (including debt securities of $950 million that remained available under the 2002 shelf registration). In July 2005, we issued 5 1/2% 2035 Senior Notes of $400 million under the 2005 shelf registration. The net proceeds from the sale of the 5 1/2% 2035 Senior Notes were used to reduce commercial paper borrowings. In April 2008, we issued 5 1/8% 2018 Senior Notes of $300 million. The net proceeds from the sale of the 5 1/8% 2018 Senior Notes were used to finance the expansion of corn seed production facilities. Also in April 2008, we issued 5 7/8% 2038 Senior Notes of $250 million. The net proceeds from the sale of the 5 7/8% 2038 Senior Notes were used to repay $238 million of 4% Senior Notes that were due on May 15, 2008. The 2005 shelf registration expired in December 2008.
In October 2008, we filed a new shelf registration with the SEC (2008 shelf registration) that allows us to issue an unlimited capacity of debt, equity and hybrid offerings. The 2008 shelf registration will expire on Oct. 31, 2011.
In August 2005, we exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of our outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange. The transaction has been accounted for as an exchange of debt under the Debt topic of the ASC, and the $53 million premium is being amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered favorable. In February 2006, we issued $314 million aggregate principal amount of our 5 1/2% Senior Notes due 2025 in exchange for the same principal amount of our 7 3/8% Senior Notes due 2025, which had been issued in the private placement transaction in August 2005. The offering of the notes issued in February was registered under the Securities Act through a Form S-4 filing.
During February 2007, we finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a five-year senior unsecured revolving credit facility, which replaced the $1 billion credit facility established in 2004. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing and support of commercial paper borrowings. This facility, which was unused as of Aug. 31, 2010, gives us the financial flexibility to satisfy short- and medium-term funding requirements. As of Aug. 31, 2010, we were in compliance with all debt covenants under this credit facility.
Capital Expenditures: Our capital expenditures were $755 million in 2010, $916 million in 2009 and $918 million in 2008. The primary driver of this year’s decrease is lower spending on projects to expand corn seed production facilities compared with the prior year. We expect fiscal year 2011 capital expenditures to be $600 to $700 million. The primary driver of this decrease compared with 2010 is lower overall spending on projects.
Purchase of Chesterfield Village Research Center: In November 2009, we entered into an agreement to acquire Pfizer’s Chesterfield Village Research Center located in Chesterfield, Missouri. We acquired the property in April 2010 for $435 million of which $111 million was paid this year and is reflected in capital expenditures and $324 million is due over the next two fiscal years.

MONSANTO COMPANY	2010 FORM 10-K

Pension Contributions: In addition to contributing amounts to our pension plans if required by pension plan regulations, we continue to also make discretionary contributions if we believe they are merited. Although contributions to the U.S. qualified plan were not required, we contributed $105 million in 2010 of which $30 million was prefunded for 2011, $170 million in 2009 and $120 million in 2008. For fiscal year 2011, contributions in the range of $30 million are planned for the U.S. qualified pension plan. Although the level of required future contributions is unpredictable and depends heavily on return on plan asset experience and interest rates levels, we expect to continue contributing to the plan on a regular basis in the near term.
Share Repurchases: In October 2005, the board of directors authorized the purchase of up to $800 million of our common stock over a four-year period. In 2009 and 2008, we purchased $129 million and $361 million, respectively, of our common stock under the $800 million authorization. A total of 11.2 million shares have been repurchased under this program, which was completed on Dec. 23, 2008. In April 2008, the board of directors authorized another share repurchase program of up to $800 million of our common stock over a three-year period. This repurchase program commenced Dec. 23, 2008, and was completed on Aug. 24, 2010. In 2010 and 2009, we purchased $531 million and $269 million, respectively, of our common stock. A total of 11.3 million shares have been repurchased under the April 2008 program. In June 2010, the board of directors authorized a new repurchase program of up to an additional $1 billion of our common stock over a three-year period beginning July 1, 2010. In 2010, we purchased $1 million of our common stock. There were no other publicly announced plans outstanding as of Aug. 31, 2010.
Dividends: We paid dividends totaling $577 million in 2010, $552 million in 2009, and $419 million in 2008. In August 2010, we increased our dividend 6 percent to $0.28 per share. We continue to review our options for returning additional value to shareowners, including the possibility of a dividend increase.
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
2010 Acquisitions: In April 2010, we acquired a corn and soybean processing plant located in Paine, Chile from Anasac, a Santiago-based company that provides seed processing services. Acquisition costs were less than $1 million, and classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition were $34 million, and the purchase price was primarily allocated to fixed assets, goodwill, and intangibles.
In October 2009, we acquired the remaining 51 percent equity interest in Seminium, a leading Argentinean corn seed company. Acquisition costs were less than $1 million, and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition.
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

MONSANTO COMPANY	2010 FORM 10-K

Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2010. See Note 25 — Commitments and Contingencies — for a further description of our contractual obligations.

	Payments Due by Fiscal Year Ending Aug. 31,
							2016 and
(Dollars in millions)	Total	2011	2012	2013	2014	2015	beyond

Total Debt, including Capital Lease Obligations	$2,103	$241	$624	$3	$3	$3	$1,229
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,433	107	107	71	71	71	1,006
Operating Lease Obligations	538	117	108	89	71	43	110
Purchase Obligations:
Uncompleted additions to property	103	103	—	—	—	—	—
Commitments to purchase inventories	1,837	881	229	201	187	183	156
Commitments to purchase breeding research	129	45	45	3	3	3	30
R&D alliances and joint venture obligations	164	71	37	19	12	8	17
Other purchase obligations	9	4	4	1	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	127	71	—	—	—	—	56
Unrecognized tax benefits(3)	292	6
Other liabilities	186	26	18	21	15	7	99

Total Contractual Obligations	$6,921	$1,672	$1,172	$408	$362	$318	$2,703

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2010.

(2)	Includes the company’s planned pension and other postretirement benefit contributions for 2011. The actual amounts funded in 2011 may differ from the amounts listed above. Contributions in 2012 through 2015 are excluded as those amounts are unknown. Refer to Note 17 — Postretirement Benefits – Pensions — and Note 18 — Postretirement Benefits – Health Care and Other Postemployment Benefits — for more information. The 2016 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 19 — Employee Savings Plans — for more information.

(3)	Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 13 — Income Taxes — for more information.
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
Seasonality
Our fiscal year end of August 31 synchronizes our quarterly and annual results with the natural flow of the agricultural cycle in our major markets. It provides a more complete picture of the North American and South American growing seasons in the same fiscal year. Sales by our Seeds and Genomics segment, and to a lesser extent, by our Agricultural Productivity segment, are seasonal. In fiscal year 2010, approximately 74 percent of our Seeds and Genomics segment sales occurred in the second

MONSANTO COMPANY	2010 FORM 10-K

and third quarters. This segment’s seasonality is primarily a function of the purchasing and growing patterns in North America. Agricultural Productivity segment sales were more evenly spread across our fiscal year quarters in 2010, with approximately 55 percent of these sales occurring in the second half of the year. Seasonality varies by the world areas where our Agricultural Productivity businesses operate. For example, the United States, Brazil and Europe were the largest contributors to Agricultural Productivity sales in 2010, and experienced most of their sales evenly across our fiscal quarters in 2010.
Net income is the highest in second and third quarters, which correlates with the sales of the Seeds and Genomics segment and its gross profit contribution. Sales and income may shift somewhat between quarters, depending on planting and growing conditions. Our inventory is at its lowest level at the end of our fiscal year, which is consistent with the agricultural cycles in our major markets. Additionally, our trade accounts receivable are at their lowest levels in our fourth quarter, primarily because of collections received on behalf of both segments in the United States and Latin America, and the seasonality of our sales.
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
OUTLOOK

We believe we have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand via our investment in new products. In the Agricultural Productivity segment, we expect to deliver competitive products in a more stable business.
We believe that our company is positioned to deliver value-added products to growers enabling us to grow our gross profit in the future. We expect to see strong cash flow in the future, and we remain committed to returning value to shareowners through vehicles such as investments that expand the business, dividends and share repurchases. We will remain focused on cost and cash management for each segment, both to support the progress we have made in managing our investment in working capital and to realize the full earnings potential of our businesses. We plan to continue to seek additional external financing opportunities for our customers as a way to manage receivables for each of our segments.
Economic activity in the United States and globally appears to be recovering from the slowdown seen in fiscal year 2009, though credit availability is still restrained. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We expect to continue to monitor these developments and the challenges and issues they place on our business. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States, and our shareowners’ equity.
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
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both

MONSANTO COMPANY	2010 FORM 10-K

our branded germplasm and our licensed germplasm. Our vegetable portfolio will focus on 23 crops. We plan to continue applying our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The integration of De Ruiter has improved our abilities to develop and deliver new, innovative products to our broad customer base. The acquisition of Aly will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics in the near term. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2010, we saw higher-value, stacked-trait products representing a larger share of our total U.S. corn seed sales than they did in 2009. Acquisitions may also present mid to longer term opportunities to increase penetration of our traits. We experienced an increase in competition in biotechnology as more competitors launched traits in the United States and internationally. However, we believe our competitive position continues to enable us to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.
Key regulatory approvals were obtained for the 2010 commercial launch of our next generation corn product. Genuity SmartStax, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests and provides tolerance to the herbicides glyphosate and glufosinate, uses multiple modes of action for insect control, the proven means to enhance performance, reduce structured refuge and maintain long-term durability of corn trait technology. Genuity SmartStax uniquely features a combination of weed and insect control traits that significantly reduces the risk of resistance for both above and below ground pests. As a result, the U.S. EPA and the Canadian Food Inspection Agency allowed reduction of the typical structured farm refuge from 20 percent to 5 percent for Genuity SmartStax in the U.S. Corn Belt and Canada and from 50 percent to 20 percent for the U.S. Cotton Belt. Genuity SmartStax corn was launched in the United States in 2010.
Full regulatory submissions were completed for a 5 percent refuge-in-a-bag (RIB) seed blend to the U.S. EPA for Genuity SmartStax and Genuity VT2PRO. Genuity SmartStax and VT2PRO RIB would provide a single bag solution to enable farmers in the Corn Belt to plant corn without a separate refuge.
We have recently received Brazilian National Technical Biosafety Committee approval for Bt Roundup Ready 2 Yield soybeans, which is an important step toward commercialization of the first biotechnology trait developed specifically for a non-US market. Key import submissions are under regulatory review. Other global cultivation opportunities were also expanded for corn and cotton with approval of Bollgard II Cotton in Brazil and corn field trials in Mexico, Vietnam and Pakistan.
During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all North American and key import country regulatory submissions for the first biotech drought-tolerant corn product. Pending necessary approvals, the product is on track for an introduction around 2012. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $2.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton, canola and wheat.
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

MONSANTO COMPANY	2010 FORM 10-K

Ready soybeans and Bollgard cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that these products protected by pipeline patents have the duration of the U.S. patent (2014 for Roundup Ready soybeans and 2011 for Bollgard cotton), legal rulings have not consistently achieved that outcome. Continued commercial approval of new products such as the recently approved Yieldgard VT Pro, Yieldgard Roundup Ready 2, Yieldgard Corn Borer and Bt Roundup Ready 2 Yield soybeans will provide the opportunity for a step change in contributions from seeds and traits in Brazil. As noted above, Yieldgard Corn Borer was approved recently, and was planted in the past two growing seasons. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. We do not plan to collect on Roundup Ready soybeans and we do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for providing the technology. All on-going soybean litigations have been settled. We are continuing to discuss alternative arrangements with various Argentine stakeholders pertaining to new soybean and cotton trait products. However, we have no certainty that any of these discussions will lead to an income producing outcome.
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
Agricultural Productivity
Our Roundup herbicide gross profit peaked in 2008 and declined 7 percent in 2009 and an additional 92 percent in 2010. The structural changes that have occurred in the global glyphosate market, including oversupply and overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s Roundup Ready crops.
We have submitted a mine plan to the U.S. Bureau of Land Management (BLM) regarding a new phosphate ore mine near Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our Roundup herbicides and licensed glyphosate. BLM is in the process of finalizing an Environmental Impact Statement (EIS) for the mine. We anticipate receiving regulatory approvals for our new mine in fiscal year 2011. However, we are aware that certain environmental groups have initiated litigation against other phosphate producers to disrupt and delay the permitting process.
Our selective chemistry business is expected to remain stable due to introductions of new formulations and our focus on weed management solutions in Roundup Ready crops.
The lawn-and-garden business should continue benefiting from the Roundup brand equity in the marketplace and remain a strong cash generator for Monsanto.

MONSANTO COMPANY	2010 FORM 10-K

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
Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. We estimate the fair value of our reporting units by applying discounted cash flow methodologies. A discounted cash flow analysis requires us to make various judgmental estimates and assumptions that include, but are not limited to, sales growth, gross profit margin rates and discount rates. Discount rates were evaluated by reporting unit to account for differences in inherent industry risk. Sales growth and gross profit margin assumptions were based on our long range plan.
The annual goodwill impairment tests were performed as of March 1, 2010, and March 1, 2009. No indications of goodwill impairment existed as of either date. In 2010 and 2009, we recorded goodwill related to our acquisitions (see Note 4 — Business Combinations). As part of the annual goodwill impairment tests, we compared our total market capitalization with the aggregate estimated fair value of our reporting units to ensure that significant differences are understood. At March 1, 2010, and March 1, 2009, our market capitalization exceeded the aggregate estimated fair value of our reporting units. Future declines in the fair value of our reporting units could result in an impairment of goodwill and reduce net income.
In assessing goodwill for impairment for the Roundup and other glyphosate-based herbicides reporting unit, the estimated fair value exceeded the carrying value by approximately 8 percent. At March 1, 2010, the carrying value of this reporting unit included an allocation of goodwill of $54 million. The key assumptions with the most significant impact on reporting unit fair value calculations include the discount rate and the gross profit margin rate. The discount rate used for the Roundup and other glyphosate-based herbicides reporting unit was 7.5 percent and an increase in 50 basis points would have resulted in a fair value equal to the carrying value of the reporting unit. The gross profit margin rate used for the Roundup and other glyphosate-based herbicides reporting unit is 17 percent during the cash flow projection period, and a decrease of 50 basis points would have resulted in a fair value that was approximately 1 percent above the carrying value of the reporting unit.
Intangible Assets: In accordance with the Intangibles – Goodwill and Other topic of the ASC, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. Significant changes in key assumptions about the business, market conditions and prospects for which the intangible asset is currently utilized or expected to be utilized could result in an impairment charge.

MONSANTO COMPANY	2010 FORM 10-K

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
Our environmental, litigation and product liability reserve at Aug. 31, 2010, and Aug. 31, 2009, was $255 million and $262 million, respectively. The reserve related to environmental matters represents the discounted cost that we would expect to incur in connection with those matters. We expect to pay for these potential liabilities over time as the various legal proceedings and product claims are resolved and remediation is performed at the various environmental sites. Actual costs to us may differ materially from this estimate. Further, additional litigation or environmental matters that are not reflected in this reserve may arise or become probable and reasonably estimable in the future, and we may also manage, settle or pay judgments or damages with respect to litigation or environmental matters in order to mitigate contingent potential liabilities.
Pensions and Other Postretirement Benefits: The actuarial valuations of our pension and other postretirement benefit costs, assets and obligations affect our financial position, results of operations and cash flows. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others: assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, health care cost trends, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions (caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, for example) could have a material effect on our pension obligations and expenses, and can affect our net income, liabilities, and shareowners’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets may result in voluntary decisions or mandatory requirements to make additional contributions to our qualified pension plan. Because of the design of our postretirement health care plans, our liabilities associated with these plans are not highly sensitive to assumptions regarding health care cost trends.
Fiscal year 2011 pension expense, which will be determined using assumptions as of Aug. 31, 2010, is expected to increase compared with fiscal year 2010 because we decreased our expected rate of return on assets assumption as of Aug. 31, 2010, to 7.5 percent. This assumption was 7.75 percent in 2010, 8.0 percent in 2009, and 8.25 percent in 2008. To determine the rate of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. The U.S. qualified pension plan’s asset allocation as of Aug. 31, 2010, was approximately 59 percent equity securities, 33 percent debt securities and 8 percent other investments, in line with policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not currently expect to further reduce the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a half-percent decrease in the expected return on plan assets would lower our fiscal year 2011 pre-tax income by approximately $7 million.
Our discount rate assumption for the 2011 U.S. pension expense is 4.35 percent. This assumption was 5.30 percent, 6.50 percent and 6.05 percent in 2010, 2009 and 2008, respectively. In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration of the pension obligations. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased accordingly. Holding all other assumptions constant, we estimate that a half-percent decrease in the discount rate will decrease our fiscal year 2011 pre-tax income by approximately $5 million. Our salary rate assumption as of Aug. 31, 2010, was approximately 4.0 percent prospectively on all plans. Holding all other assumptions constant, we estimate that a half-percent increase in the salary rate assumption would decrease our fiscal year 2011 pretax income by $2 million.
Income Taxes: Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included

MONSANTO COMPANY	2010 FORM 10-K

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
Under the Income Taxes topic of the ASC, in order to recognize the benefit of an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the position. Tax authorities regularly examine the company’s returns in the jurisdictions in which we do business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax positions are adequate as of Aug. 31, 2010.
As of Aug. 31, 2010, management has recorded deferred tax assets of approximately $600 million in Brazil primarily related to net operating loss carryforwards (NOLs) that have no expiration date. We also had available approximately $330 million of U.S. foreign tax credit carryforwards. Management continues to believe it is more likely than not that we will realize our deferred tax assets in Brazil and the United States.
Marketing Programs: Accrued marketing program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment, and market share increases. We introduced marketing programs that provide certain customers price protection consideration if standard published prices fall lower than the price the distributor paid on eligible products. The associated cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience) is used as a basis for the liability. Management analyzes and reviews the marketing program balances on a quarterly basis, and adjustments are recorded as appropriate.
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
Stock-Based Compensation: The Compensation – Stock Compensation topic of the ASC requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value. Pre-tax stock-based compensation expense recognized was $105 million, $131 million and $90 million in 2010, 2009 and 2008, respectively.
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

MONSANTO COMPANY	2010 FORM 10-K

estimate of future volatility on a combination of historical volatility on our stock and implied volatility on publicly traded options on our stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The weighted-average estimated value of employee stock options granted during 2010 was $24.03 per share using the lattice-binomial model.
We estimate the value of restricted stock and restricted stock units based on the fair value of our stock on the date of grant. When dividends are not paid on outstanding restricted stock units, we value the award by reducing the grant-date price by the present value of the dividends expected to be paid, discounted at the appropriate risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our restricted stock units. The weighted-average value of restricted stock units granted during 2010 was $69.57.
Pre-tax unrecognized compensation expense, net of estimated forfeitures, for stock options, nonvested restricted stock and nonvested restricted stock units was $121 million as of Aug. 31, 2010, which will be recognized over the weighted-average remaining vesting periods of one to two years.
If factors change and we employ different assumptions in the application of the Compensation – Stock Compensation topic of the ASC in future periods, or if employee exercise behavior or forfeiture rates of restricted stock units is significantly different from the assumptions in our model, the compensation expense that we record may differ significantly from what we have recorded in the current period.

MONSANTO COMPANY	2010 FORM 10-K

NEW ACCOUNTING STANDARDS

In July 2010, the FASB issued a new update that requires enhanced disclosures regarding credit quality and the related allowance for credit losses of financing receivables. The new disclosures will require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. Accordingly, we will include the new disclosure requirements as of the end of the reporting period beginning in second quarter 2011, and the disclosures related to activities during the reporting period beginning in our third quarter 2011. We are currently evaluating the disclosure impact of including this update on the consolidated financial statements.
In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. Accordingly, we prospectively adopted this amendment in third quarter 2010, except for the additional Level 3 requirements which will be adopted in fiscal year 2011. See Note 15 — Fair Value Measurements for the new disclosures. We are currently evaluating the disclosure impact of adopting the additional Level 3 requirements of the standard on the consolidated financial statements.
In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Annual Report on Form 10-K have been updated to reflect the change. The ASC does not change GAAP and did not impact our consolidated financial statements.
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
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we will adopt this standard in fiscal year 2011. We are currently evaluating the impact of adoption on our QSPE related to a Brazilian financing program, other financing programs and on the consolidated financial statements.
In December 2008, the FASB issued a standard that provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This standard is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, we adopted this standard as of Aug. 31, 2010. See Note 17 — Postretirement Benefits — Pensions — for the disclosures required by this standard.
In February 2008, the FASB issued a standard that delayed the effective date of the new guidance regarding fair value measurement and disclosure for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, we adopted in fiscal year 2010 the additional requirements of the Fair Value Measurements and Disclosures topic of the ASC that were deferred by this standard. The adoption of this standard did not have an impact on our consolidated financial

MONSANTO COMPANY	2010 FORM 10-K

statements. See Note 14 — Debt and Other Credit Arrangements and Note 15 — Fair Value Measurements — for additional discussion regarding fair value measurements.
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Statements of Consolidated Operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The provisions of the standard related to accounting for changes in ownership are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively. We adopted this standard on Sept. 1, 2009, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the consolidated financial statements, other than the following changes in presentation of noncontrolling interests:
•	Consolidated net income was recast to include net income attributable to both the company and noncontrolling interests in the Statements of Consolidated Operations.

•	Noncontrolling interests were reclassified from other liabilities to equity, separate from the parent’s shareowners’ equity, in the Statements of Consolidated Financial Position.

•	The Statements of Consolidated Cash Flows now begin with net income (including noncontrolling interests) instead of net income attributable to Monsanto Company, with net income from noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash provided by operating activities, and the Statements of Consolidated Cash Flows were recast to include dividend payments to noncontrolling interests.

•	Statements of Consolidated Shareowners’ Equity and Comprehensive Income have been combined and were recast to include noncontrolling interests.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effect of interest rate changes, foreign currency fluctuations, and changes in commodity, equity and debt securities prices. Market risk represents the risk of a change in the value of a financial instrument, derivative or nonderivative, caused by fluctuations in interest rates, currency exchange rates, and commodity, equity and debt securities prices. Monsanto handles market risk in accordance with established policies by engaging in various derivative transactions. Such transactions are not entered into for trading purposes.
See Note 2 — Significant Accounting Policies, Note 15 — Fair Value Measurements —and Note 16 — Financial Instruments — to the consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
The sensitivity analysis discussed below presents the hypothetical change in fair value of those financial instruments held by the company as of Aug. 31, 2010, that are sensitive to changes in interest rates, currency exchange rates, and commodity and equity and debt securities prices. Actual changes may prove to be greater or less than those hypothesized.
Changes in Interest Rates: Monsanto’s interest-rate risk exposure pertains primarily to the debt portfolio. To the extent that we have cash available for investment to ensure liquidity, we will invest that cash only in short-term instruments. Most of our debt as of Aug. 31, 2010, consisted of fixed-rate long-term obligations.
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

MONSANTO COMPANY	2010 FORM 10-K

On Aug. 14, 2002, Monsanto issued $600 million of 7 3/8% Senior Notes, and on Aug. 23, 2002, the aggregate principal amount of the outstanding notes was increased to $800 million. In August 2005, the company exchanged $314 million of new 5 1/2% Senior Notes due 2025 for $314 million of the company’s outstanding 7 3/8% Senior Notes. As of Aug. 31, 2010, the fair value of the 7 3/8% Senior Notes was $545 million, and the fair value of the 5 1/2% 2025 Senior Notes was $359 million. A 1 percentage point change in the interest rates would change the fair value of the remaining 7 3/8% Senior Notes by approximately $10 million, and the fair value of the 5 1/2% 2025 Senior Notes by $40 million.
In July 2005, Monsanto issued $400 million of 5 1/2% Senior Notes due 2035. As of Aug. 31, 2010, the fair value of the 5 1/2% 2035 Senior Notes was $429 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/2% 2035 Senior Notes by $66 million.
In April 2008, Monsanto issued $300 million of 5 1/8% Senior Notes due 2018. As of Aug. 31, 2010, the fair value of the 5 1/8% 2018 Senior Notes was $344 million. A 1 percentage point change in the interest rates would change the fair value of the 5 1/8% 2018 Senior Notes by $23 million.
In April 2008, Monsanto issued $250 million of 5 7/8% Senior Notes due 2038. As of Aug. 31, 2010, the fair value of the 5 7/8% 2038 Senior Notes was $281 million. A 1 percentage point change in the interest rates would change the fair value of the 5 7/8% 2038 Senior Notes by $45 million.
In March 2009, Monsanto entered into forward-starting interest rate swaps with a total notional amount of $250 million. In the fourth quarter of 2010, Monsanto entered into additional forward-starting interest rate swaps with a total notional amount of $525 million. As of Aug. 31, 2010, the fair value of the forward-starting interest rate swaps was a loss of $39 million. A 1 percentage point change in interest rates would change the fair value of the forward-starting interest rate swaps by $95 million.
Foreign Currency Fluctuations: In managing foreign currency risk, Monsanto focuses on reducing the volatility in consolidated cash flow and earnings caused by fluctuations in exchange rates. We use foreign currency forward exchange contracts and foreign currency options to manage the net currency exposure, in accordance with established hedging policies. Monsanto hedges recorded commercial transaction exposures, intercompany loans, net investments in foreign subsidiaries, and forecasted transactions. The company’s significant hedged positions included the Brazilian real, the European euro, the Canadian dollar, the Romanian leu and the Australian dollar. Unfavorable currency movements of 10 percent would negatively affect the fair values of the derivatives held to hedge currency exposures by $60 million.
Changes in Commodity Prices: Monsanto uses futures contracts to protect itself against commodity price increases and uses options contracts to limit the unfavorable effect that price changes could have on these purchases. The company’s futures contracts are accounted for as cash flow hedges and are mainly in the Seeds and Genomics segment. The company’s option contracts do not qualify for hedge accounting under the provisions specified by the Derivatives and Hedging topic of the ASC. The majority of these contracts hedge the committed or future purchases of, and the carrying value of payables to growers for, soybean and corn inventories. In addition, we collect payments on certain customer accounts in grain, and enter into forward sales contracts to mitigate the commodity price exposure. A 10 percent decrease in the prices would have a negative effect on the fair value of these instruments of $30 million. We also use natural gas, diesel and ethylene swaps to manage energy input costs and raw material costs. A 10 percent decrease in price of these swaps would have a negative effect on the fair value of these instruments of $7 million.
Changes in Equity and Debt Securities Prices: The company also has investments in marketable equity and debt securities. All such investments are classified as long-term available-for-sale investments. The fair value of these investments is $33 million as of Aug. 31, 2010. These securities are listed on a stock exchange, quoted in an over-the-counter market or measured using an independent pricing source and adjusted for expected future credit losses. If the market price of the marketable equity and debt securities should decrease by 10 percent, the fair value of the equities and debt would decrease by $3 million. See Note 11 — Investments and Equity Affiliates — for further details.

MONSANTO COMPANY	2010 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report
Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K. Where necessary, the information reflects management’s best estimates and judgments.
Management is also responsible for establishing and maintaining an effective system of internal control over financial reporting. The purpose of this system is to provide reasonable assurance that Monsanto’s assets are safeguarded against material loss from unauthorized acquisition, use or disposition, that authorized transactions are properly recorded to permit the preparation of accurate financial information in accordance with generally accepted accounting principles, that records are maintained which accurately and fairly reflect the transactions and dispositions of the company, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company. This system of internal control over financial reporting is supported by formal policies and procedures, including a Business Conduct program designed to encourage and assist employees in living up to high standards of integrity, as well as a Code of Ethics for Chief Executive and Senior Financial Officers. Management seeks to maintain the effectiveness of internal control over financial reporting by careful personnel selection and training, division of responsibilities, establishment and communication of policies, and ongoing internal reviews and audits. See Management’s Annual Report on Internal Control over Financial Reporting for Management’s conclusion of the effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2010.
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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Carl M. Casale
Carl M. Casale
Executive Vice President and Chief Financial Officer
Oct. 27, 2010

MONSANTO COMPANY	2010 FORM 10-K

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
Based on our evaluation under the COSO framework, management concluded that the company maintained effective internal control over financial reporting as of Aug. 31, 2010.
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
/s/ Hugh Grant
Hugh Grant
Chairman, President and Chief Executive Officer
/s/ Carl M. Casale
Carl M. Casale
Executive Vice President and Chief Financial Officer
Oct. 27, 2010

MONSANTO COMPANY	2010 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:
We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2010 and the related statements of consolidated operations, cash flows, and shareowners’ equity and comprehensive income for the year ended August 31, 2010, of the Company and our report dated October 27, 2010 expressed an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting guidance for noncontrolling interest and the computation of earnings per share effective September 1, 2009 applied retrospectively.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 27, 2010

MONSANTO COMPANY	2010 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareowners of Monsanto Company:
We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2010 and 2009, and the related statements of consolidated operations, cash flows, and shareowners’ equity and comprehensive income for each of the three years in the period ended August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monsanto Company and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 and Note 23 to the consolidated financial statements, the accompanying 2009 and 2008 financial statements have been retrospectively adjusted for new accounting guidance related to noncontrolling interest and the computation of earnings per share. As discussed in Note 2 and Note 15 to the consolidated financial statements, the Company prospectively adopted new accounting guidance related to fair value measurements and disclosures and income taxes effective September 1, 2008 and September 1, 2007, respectively.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
October 27, 2010

MONSANTO COMPANY	2010 FORM 10-K

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2010	2009	2008

Net Sales	$10,502	$11,724	$11,365
Cost of goods sold	5,416	4,962	5,188

Gross Profit	5,086	6,762	6,177
Operating Expenses:
Selling, general and administrative expenses	2,064	2,037	2,312
Research and development expenses	1,205	1,098	980
Acquired in-process research and development	—	163	164
Restructuring charges, net	210	361	—

Total Operating Expenses	3,479	3,659	3,456
Income from Operations	1,607	3,103	2,721
Interest expense	162	129	110
Interest income	(56)	(71)	(132)
Solutia-related income, net	—	—	(187)
Other expense, net	7	78	4

Income from Continuing Operations Before Income Taxes	1,494	2,967	2,926
Income tax provision	370	845	899

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,124	2,122	2,027

Discontinued Operations:
Income from operations of discontinued businesses	4	19	20
Income tax provision	—	8	3

Income on Discontinued Operations	4	11	17

Net Income	1,128	2,133	2,044

Less: Net income attributable to noncontrolling interest	19	24	20

Net Income Attributable to Monsanto Company	$1,109	$2,109	$2,024

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,105	$2,098	$2,007
Income on discontinued operations	4	11	17

Net Income Attributable to Monsanto Company	$1,109	$2,109	$2,024

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.03	$3.83	$3.66
Income on discontinued operations	0.01	0.02	0.03

Net Income Attributable to Monsanto Company	$2.04	$3.85	$3.69

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.01	$3.78	$3.59
Income on discontinued operations	—	0.02	0.03

Net Income Attributable to Monsanto Company	$2.01	$3.80	$3.62

Weighted Average Shares Outstanding:
Basic	543.7	547.1	548.9
Diluted	550.8	555.6	559.7
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$1,485	$1,956
Trade receivables, net	1,590	1,556
Miscellaneous receivables	717	654
Deferred tax assets	511	662
Inventory, net	2,739	2,934
Other current assets	80	121

Total Current Assets	7,122	7,883
Total property, plant and equipment	8,068	7,158
Less accumulated depreciation	3,841	3,549

Property, Plant and Equipment, Net	4,227	3,609
Goodwill	3,204	3,218
Other Intangible Assets, Net	1,263	1,371
Noncurrent Deferred Tax Assets	1,014	743
Long-Term Receivables, Net	513	557
Other Assets	524	496

Total Assets	$17,867	$17,877

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$241	$79
Accounts payable	752	676
Income taxes payable	66	79
Accrued compensation and benefits	179	263
Accrued marketing programs	839	934
Deferred revenues	219	219
Grower production accruals	130	139
Dividends payable	151	145
Customer payable	83	307
Restructuring reserves	197	286
Miscellaneous short-term accruals	684	629

Total Current Liabilities	3,541	3,756
Long-Term Debt	1,862	1,724
Postretirement Liabilities	920	793
Long-Term Deferred Revenue	395	488
Noncurrent Deferred Tax Liabilities	137	153
Long-Term Portion of Environmental and Litigation Liabilities	188	197
Other Liabilities	681	641
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 588,439,202 and 585,557,964 shares, respectively Outstanding 540,376,499 and 545,407,427 shares, respectively	6	6
Treasury stock 48,062,703 and 40,150,537 shares, respectively, at cost	(2,110)	(1,577)
Additional contributed capital	9,896	9,695
Retained earnings	3,208	2,682
Accumulated other comprehensive loss	(897)	(744)
Reserve for ESOP debt retirement	(4)	(6)

Total Monsanto Company Shareowners’ Equity	10,099	10,056

Noncontrolling Interest	44	69

Total Shareowners’ Equity	10,143	10,125

Total Liabilities and Shareowners’ Equity	$17,867	$17,877

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Operating Activities:
Net Income	$1,128	$2,133	$2,044
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	602	548	573
Bad-debt expense	58	49	57
Receipt of securities from Solutia settlement	—	—	(38)
Stock-based compensation expense	102	116	90
Excess tax benefits from stock-based compensation	(43)	(35)	(198)
Deferred income taxes	10	264	47
Restructuring charges, net	210	361	—
Equity affiliate income, net	(29)	(22)	(2)
Acquired in-process research and development	—	163	164
Net gain on sales of a business or other assets	(3)	(66)	—
Other items	65	(25)	25
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(22)	526	(318)
Inventory, net	213	(638)	(691)
Deferred revenues	(89)	(700)	492
Accounts payable and other accrued liabilities	(438)	(327)	889
Restructuring cash payments	(263)	—	—
Pension contributions	(134)	(187)	(120)
Net investment hedge settlement	(4)	35	(124)
Other items	35	51	(53)

Net Cash Provided by Operating Activities	1,398	2,246	2,837

Cash Flows Required by Investing Activities:
Purchases of short-term investments	—	—	(132)
Maturities of short-term investments	—	132	59
Capital expenditures	(755)	(916)	(918)
Acquisition of businesses, net of cash acquired	(57)	(329)	(1,022)
Purchases of long-term debt and equity securities	(39)	(7)	(78)
Technology and other investments	(33)	(72)	(41)
Proceeds from divestiture of a business	—	300	—
Other investments and property disposal proceeds	50	169	90

Net Cash Required by Investing Activities	(834)	(723)	(2,042)

Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	48	(142)	92
Short-term debt proceeds	75	75	—
Short-term debt reductions	(101)	(45)	(10)
Long-term debt proceeds	—	—	546
Long-term debt reductions	(4)	(71)	(254)
Payments on other financing	(1)	(6)	(3)
Debt issuance costs	—	—	(5)
Treasury stock purchases	(532)	(398)	(361)
Stock option exercises	56	39	114
Excess tax benefits from stock-based compensation	43	35	198
Dividend payments	(577)	(552)	(419)
Dividend payments to noncontrolling interests	(45)	(10)	(23)

Net Cash Required by Financing Activities	(1,038)	(1,075)	(125)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	(105)	77

Net (Decrease) Increase in Cash and Cash Equivalents	(471)	343	747
Cash and Cash Equivalents at Beginning of Period	1,956	1,613	866

Cash and Cash Equivalents at End of Period	$1,485	$1,956	$1,613

See Note 24 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
			Additional		Other		Non-
	Common	Treasury	Contributed	Retained	Comprehensive	Reserve for	Controlling
(Dollars in millions, except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	ESOP Debt	Interest	Total

Balance as of Sept. 1, 2007	$6	$(814)	$9,106	$(405)	$(377)	$(13)	$55	$7,558
Net income	—	—	—	2,024	—	—	20	2,044
Foreign currency translation	—	—	—	—	346	—	(1)	345
Postretirement benefit plan activity, net of tax of $(44)	—	—	—	—	(99)	—	—	(99)
Unrealized net losses on investment holdings, net of tax of $(4)	—	—	—	—	(5)	—	—	(5)
Unrealized net derivative gains, net of tax of $31	—	—	—	—	53	—	—	53
Realized net derivative losses, net of tax of $(3)	—	—	—	—	4	—	—	4

Comprehensive income for 2008							19	2,342
Treasury stock purchases	—	(363)	—	—	—	—	—	(363)
Restricted stock withholding	—	—	(11)	—	—	—	—	(11)
Issuance of shares under employee stock plans	—	—	114	—	—	—	—	114
Excess tax benefits from stock-based compensation	—	—	198	—	—	—	—	198
Stock-based compensation expense	—	—	88	—	—	—	—	88
Cash dividends of $0.83 per common share	—	—	—	(456)	—	—	—	(456)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(23)	(23)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	3	—	3
Adjustment related to changes to the income tax topic of the ASC	—	—	—	(25)	—	—	—	(25)
Purchase of noncontrolling interest	—	—	—	—	—	—	(14)	(14)

Balance as of Aug. 31, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$37	$9,411
Net income	—	—	—	2,109	—	—	24	2,133
Foreign currency translation	—	—	—	—	(333)	—	(5)	(338)
Postretirement benefit plan activity, net of tax of $(119)	—	—	—	—	(189)	—	—	(189)
Unrealized net derivative losses, net of tax of $(70)	—	—	—	—	(81)	—	—	(81)
Realized net derivative gains, net of tax of $(25)	—	—	—	—	(63)	—	—	(63)

Comprehensive income for 2009							19	1,462
Treasury stock purchases	—	(400)	—	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	—	39
Excess tax benefits from stock-based compensation	—	—	35	—	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	—	(565)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	—	4
Donation of noncontrolling interest	—	—	—	—	—	—	28	28
Purchase of noncontrolling interest	—	—	—	—	—	—	(5)	(5)

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125

(1)	See Note 22 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K

Statements of Consolidated Shareowners’ Equity and Comprehensive Income (continued)

	Monsanto Shareowners
					Accumulated
			Additional		Other		Non-
	Common	Treasury	Contributed	Retained	Comprehensive	Reserve for	Controlling
(Dollars in millions, except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	ESOP Debt	Interest	Total

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125
Net income	—	—	—	1,109	—	—	19	1,128
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010							18	974
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,208	$(897)	$(4)	$44	$10,143

(1)	See Note 22 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements pertain to Monsanto and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies in which Monsanto has the ability to exercise significant influence (generally through an ownership interest greater than 20 percent) are included in the other assets item in the Statements of Consolidated Financial Position. The company records income attributable to noncontrolling interest in the Statements of Consolidated Operations for any non-owned portion of consolidated subsidiaries. Noncontrolling interest is recorded within the equity section but separate from Monsanto’s equity in the Statements of Consolidated Financial Position.
Arrangements with other business enterprises are also evaluated, and those in which Monsanto is determined to have controlling financial interest are consolidated. In January 2003, the Financial Accounting Standards Board (FASB) issued an interpretation with an amendment in December 2003. The amended interpretation addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Upon evaluating its relationships with two entities, Monsanto has determined that even though the entities are variable interest entities and Monsanto holds variable interests in the entities, these entities are not required to be consolidated in the company’s financial statements pursuant to the Consolidations topic of the ASC because either the entity is exempt from the scope of the guidance or Monsanto is not the primary beneficiary. During 2010, Monsanto began participating in a revolving financing program in Brazil that allows the company to transfer a limited amount of customer receivables to a qualified special-purpose entity. See Note 7 — Customer Financing Programs — for a description of this program, which is the first such entity. The second entity is a biotechnology company focused on plant gene research, development, and commercialization in which Monsanto had a 16 percent equity investment as of Aug. 31, 2010. Monsanto had an agreement in place under which Monsanto made payments for research services and receives rights to intellectual property developed within funded research. The entity reported total assets of $48 million and total liabilities of $7 million as of Aug. 31, 2010, and revenues of $17 million for the 12 months ended Aug. 31, 2010. As of Aug. 31, 2010, Monsanto’s estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $15 million, which represents Monsanto’s equity investment in this entity. There were no other commitments to this entity as of Aug. 31, 2010. In 2009, Monsanto held a variable interest in an additional entity, a joint venture which packages and sells seeds, with a focus on corn and sunflower seeds, and also sells and distributes agricultural chemical products. This entity was acquired in 2010 and has been consolidated since the date of the acquisition.
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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

There are several additional conditions for recognition of revenue including that the collection of sales proceeds must be reasonably assured based on historical experience and current market conditions and that there must be no further performance obligations under the sale or the royalty or license agreement.
Monsanto follows the Revenue Recognition topic of the ASC. The Revenue Recognition topic of the ASC primarily affects Monsanto’s recognition of license revenues from biotechnology traits sold through third-party seed companies. Trait royalties and license revenues are recorded when earned, usually when the third-party seed companies sell their seeds containing Monsanto traits to growers.
To reduce credit exposure in Latin America, Monsanto collects payments on certain customer accounts in grain. Monsanto does not take physical custody of the grain or assume the associated inventory risk and therefore does not record revenue or the related cost of sales for the grain. Such payments in grain are negotiated at or near the time Monsanto’s products are sold to the customers and are valued at the prevailing grain commodity prices. By entering into forward sales contracts with grain merchants, Monsanto mitigates the commodity price exposure from the time a contract is signed with a customer until the time a grain merchant collects the grain from the customer on Monsanto’s behalf. The grain merchant converts the grain to cash for Monsanto. These forward sales contracts do not qualify for hedge accounting under the Derivatives and Hedging topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Shipping and Handling Costs
Following the guidance of the Revenue Recognition topic of the ASC, Monsanto records outward freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the company’s distribution network in cost of goods sold.
Marketing and Advertising Costs
Promotional and advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the Statements of Consolidated Operations. Accrued marketing program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based on specific performance criteria met by our customers, such as purchase volumes, promptness of payment, and market share increases. The company introduced marketing programs that provide certain customers price protection consideration if standard published prices fall lower than the price the distributor paid on eligible products. The associated cost of marketing programs is recorded in net sales in the Statements of Consolidated Operations. As actual expenses are not known at the time of the sale, an estimate based on the best available information (such as historical experience and market research) is used as a basis for the liability. Management analyzes and reviews the marketing program balances on a quarterly basis and adjustments are recorded as appropriate. Under certain marketing programs, product performance and variations in weather can result in free product to customers. The associated cost of this free product is recognized as cost of goods sold in the Statements of Consolidated Operations.
Research and Development Costs
The company accounts for research and development (R&D) costs in accordance with the Research and Development topic of the ASC. Under the Research and Development topic of the ASC, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved. For acquisitions that occurred in 2009 and 2008, in-process R&D (IPR&D) costs with no alternative future uses are expensed in the period acquired. As a result of adopting the provisions of a new accounting standard related to business combinations issued by the FASB, for acquisitions completed after Sept. 1, 2009, acquired IPR&D costs without alternative uses will be recorded on the Statements of Consolidated Financial Position as indefinite-lived intangible assets. The costs of purchased IPR&D that have alternative future uses are capitalized and amortized over the estimated useful life of the asset. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses. In fiscal year 2007, Monsanto and BASF announced a long-term joint R&D and commercialization collaboration in plant technology that will focus on high-yielding crops and crops that are tolerant to adverse conditions. The collaboration resulted in shared R&D costs. Only Monsanto’s portion has been included in research and development expenses in the Statements of Consolidated Operations.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. The net deferred tax assets as of Aug. 31, 2010, represent the estimated future tax benefits to be received from taxing authorities or future reductions of taxes payable.
On Sept. 1, 2007, Monsanto adopted the updated provisions of the Income Taxes topic of the ASC. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of Aug. 31, 2010, and Aug. 31, 2009.
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
Long-Term Investments
Monsanto has long-term investments in equity securities, which are categorized as available-for-sale. They are classified as other assets in the Statements of Consolidated Financial Position, and they are carried at fair value, with unrealized gains and losses reported in the Statements of Consolidated Shareowners’ Equity and Comprehensive Income in accumulated other comprehensive income (loss). If Monsanto believes that an other-than-temporary impairment exists, the investment in question is written down to market value in accordance with the Investments topic of the ASC. The write-down is recorded in the Statements of Consolidated Operations as an impairment of securities. Monsanto has other long-term investments in equity securities for which market values are not readily available. These other securities and investments are carried at cost, and they are reviewed regularly to evaluate whether they have experienced a decline in fair value.
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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agricultural Productivity: Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of the Agricultural Productivity segment inventories in the United States (approximately 14 percent as of both Aug. 31, 2010, and Aug. 31, 2009) is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside of the United States, as well as supplies inventories in the United States, is determined by using the first-in, first-out (FIFO) method; FIFO is used outside of the United States because the requirements in the countries where Monsanto maintains inventories generally do not allow the use of the LIFO method. Inventories at FIFO approximate current cost.
In accordance with the Inventory topic of the ASC, Monsanto records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of conversion based on the normal capacity of the production facilities.
Goodwill
Monsanto follows the guidance of the Business Combinations topic of the ASC, in recording the goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed.
Under the Intangibles – Goodwill and Other topic of the ASC, goodwill is not amortized and is subject to annual impairment tests. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the company’s reporting units to the carrying value of those reporting units. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. Goodwill was last tested for impairment as of March 1, 2010. See Note 10 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.
Other Intangible Assets
Other intangible assets consist primarily of acquired seed germplasm, acquired intellectual property, trademarks and customer relationships. Seed germplasm is the genetic material used in new seed varieties. Germplasm is amortized on a straight-line basis over useful lives ranging from five years for completed technology germplasm to a maximum of 30 years for certain core technology germplasm. Completed technology germplasm consists of seed hybrids and varieties that are commercially available. Core technology germplasm is the collective germplasm of inbred and hybrid seeds and has a longer useful life as it is used to develop new seed hybrids and varieties. Acquired intellectual property includes intangible assets related to acquisitions and licenses through which Monsanto has acquired the rights to various research and discovery technologies. These encompass intangible assets such as enabling processes and data libraries necessary to support the integrated genomics and biotechnology platforms. These intangible assets have alternative future uses and are amortized over useful lives ranging from three to 10 years. The useful lives of acquired germplasm and acquired intellectual property are determined based on consideration of several factors including the nature of the asset, its expected use, length of licensing agreement or patent and the period over which benefits are expected to be received from the use of the asset.
Monsanto has a broad portfolio of trademarks and patents, including trademarks for Roundup (for herbicide products); Roundup Ready, Bollgard, Bollgard II, YieldGard, YieldGard VT, Roundup Ready 2 Yield and SmartStax (for traits); DEKALB, Asgrow, Deltapine and Vistive (for agricultural seeds); Seminis and De Ruiter (for vegetable seeds); and patents for our insect-protection traits, formulations used to make our herbicides and various manufacturing processes. The amortization period for trademarks and patents ranges from two to 30 years. Trademarks are amortized on a straight-line basis over their useful lives. The useful life of a trademark is determined based on the estimated market-life of the associated company, brand or product. Patents are amortized on a straight-line basis over the period in which the patent is legally protected, the period

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In accordance with the Intangibles – Goodwill and Other topic of the ASC, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations. See Note 10 — Goodwill and Other Intangible Assets — for further discussion of Monsanto’s intangible assets.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until the assets are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of approximately 25 years for buildings, 10 years for machinery and equipment and seven years for software. In compliance with the Property, Plant and Equipment topic of the ASC, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Based on recent changes in the Roundup business, Monsanto performed an impairment test on the long-lived assets in the Roundup and other glyphosate-based products reporting unit’s asset group. The test indicated no impairment during fiscal year 2010.
Monsanto follows the Asset Retirement and Environmental Obligations topic of the ASC, which addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. Monsanto has asset retirement obligations with carrying amounts totaling $65 million and $61 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively, primarily relating to its manufacturing facilities. The change in carrying value as of Aug. 31, 2010, consisted of $7 million for accretion expense offset by $3 million in decreased costs.
Environmental Remediation Liabilities
Monsanto follows the Asset Retirement and Environmental Obligations topic of the ASC, which provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. Monsanto accrues these costs in the period when responsibility is established and when such costs are probable and reasonably estimable based on current law and existing technology. Postclosure and remediation costs for hazardous waste sites and other waste facilities at operating locations are accrued over the estimated life of the facility, as part of its anticipated closure cost.
Litigation and Other Contingencies
Monsanto is involved in various intellectual property, biotechnology, tort, contract, antitrust, employee benefit, environmental and other litigation, claims and legal proceedings; environmental remediation; and government investigations (see Note 25 — Commitments and Contingencies). Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with the Contingencies topic of the ASC, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Guarantees
Monsanto is subject to various commitments under contractual and other commercial obligations. The company recognizes liabilities for contingencies and commitments under the Guarantees topic of the ASC. For additional information on the company’s commitments and other contractual and commercial obligations, see Note 25 — Commitments and Contingencies.
Foreign Currency Translation
The financial statements for most of Monsanto’s ex-U.S. operations are translated to U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses, the average rate for the period is used. Unrealized currency adjustments in the Statements of Consolidated Financial Position are accumulated in equity as a component of accumulated other comprehensive loss. The financial statements of ex-U.S. operations in highly inflationary economies are translated at either current or historical exchange rates at the time they are deemed highly inflationary, in accordance with the Foreign Currency Matters topic of the ASC. These currency adjustments are included in net income. Based on the Consumer Price Index (CPI), Monsanto designated Venezuela as a hyperinflationary country effective June 1, 2009.
Significant translation exposures include the Brazilian real, the European euro, the Canadian dollar, the Romanian leu and the Australian dollar. Currency restrictions are not expected to have a significant effect on Monsanto’s cash flow, liquidity, or capital resources.
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
In accordance with the Derivatives and Hedging topic of the ASC, all derivatives, whether designated for hedging relationships or not, are recognized in the Statements of Consolidated Financial Position at their fair value. At the time a derivative contract is entered into, Monsanto designates each derivative as: (1) a hedge of the fair value of a recognized asset or liability (a fair-value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge), (3) a foreign-currency fair-value or cash-flow hedge (a foreign-currency hedge), (4) a foreign-currency hedge of the net investment in a foreign subsidiary, or (5) a derivative that does not qualify for hedge accounting treatment.
Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded currently in net income. Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until net income is affected by the variability from cash flows of the hedged item. Any hedge ineffectiveness is included in current-period net income. Changes in the fair value of a derivative that is highly effective, and that is designated as and qualifies as a foreign-currency hedge, are recorded either in current-period earnings or in accumulated other comprehensive loss, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated as a foreign-currency hedge of the net investment in a foreign subsidiary, are recorded in the accumulated foreign currency translation. Changes in the fair value of derivative instruments not designated as hedges are reported currently in earnings.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Pension and Postretirement Plans
Monsanto has various defined benefit and postretirement plans. Monsanto generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date is August 31. See Note 17 — Postretirement Benefits – Pensions and Note 18 — Postretirement Benefits – Health Care and Other Postemployment Benefits — for a full description of these plans and the accounting and funding policies.
Stock-Based Compensation
In accordance with the Compensation – Stock Compensation topic of the ASC, Monsanto measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. See Note 20 — Stock-Based Compensation Plans — for further details.
NOTE 3. NEW ACCOUNTING STANDARDS

In July 2010, the FASB issued a new update that requires enhanced disclosures regarding credit quality and the related allowance for credit losses of financing receivables. The new disclosures will require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. Accordingly, Monsanto will include the new disclosure requirements as of the end of the reporting period beginning in second quarter 2011, and the disclosures related to activities during the reporting period beginning in the third quarter 2011. The company is currently evaluating the disclosure impact of including this update on the consolidated financial statements.
In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. Accordingly, Monsanto prospectively adopted this amendment in third quarter 2010, except for the additional Level 3 requirements which will be adopted in fiscal year 2011. See Note 15 — Fair Value Measurements for the new disclosures. The company is currently evaluating the disclosure impact of adopting the additional Level 3 requirements of the standard on the consolidated financial statements.
In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative U.S. generally accepted accounting principles (GAAP) (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Annual Report on Form 10-K have been updated to reflect the change. The ASC does not change GAAP and did not impact the company’s consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto will adopt this standard in fiscal year 2011. The company is currently evaluating the impact of adoption on its QSPE related to a Brazilian financing program, other financing programs and on the consolidated financial statements.
In December 2008, the FASB issued a standard that provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This standard is effective for financial statements issued for fiscal years ending after Dec. 15, 2009. Accordingly, Monsanto adopted this standard as of Aug. 31, 2010. See Note 17 — Postretirement Benefits — Pensions — for the disclosures required by this standard.
In February 2008, the FASB issued a standard that delayed the effective date of the new guidance regarding fair value measurement and disclosure for nonfinancial assets and liabilities to fiscal years beginning after Nov. 15, 2008. Accordingly, Monsanto adopted in fiscal year 2010 the additional requirements of the Fair Value Measurements and Disclosures topic of the ASC that were deferred by this standard. The adoption of this standard did not have an impact on the company’s consolidated financial statements. See Note 15 — Fair Value Measurements — for additional discussion regarding fair value measurements.
In December 2007, the FASB issued a standard that requires an entity to clearly identify and present its ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the Statements of Consolidated Operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008. The provisions of the standard related to accounting for changes in ownership are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively. Monsanto adopted this standard on Sept. 1, 2009, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on the consolidated financial statements, other than the following changes in presentation of noncontrolling interests:
•	Consolidated net income was recast to include net income attributable to both the company and noncontrolling interests in the Statements of Consolidated Operations.

•	Noncontrolling interests were reclassified from other liabilities to equity, separate from the parent’s shareowners’ equity, in the Statements of Consolidated Financial Position.

•	The Statements of Consolidated Cash Flows now begin with net income (including noncontrolling interests) instead of net income attributable to Monsanto Company, with net income from noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash provided by operating activities, and the Statements of Consolidated Cash Flows were recast to include dividend payments to noncontrolling interests.

•	Statements of Consolidated Shareowners’ Equity and Comprehensive Income have been combined and were recast to include noncontrolling interests.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. BUSINESS COMBINATIONS

Effective Sept. 1, 2009, Monsanto adopted the new guidance in the Business Combinations topic of the ASC for acquisitions subsequent to that date.
2010 Acquisitions: In April 2010, Monsanto acquired a corn and soybean processing plant located in Paine, Chile, from Anasac, a Santiago-based company that provides seed processing services. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce tolling in Chile, while increasing production supply. Acquisition costs were less than $1 million in fiscal year 2010, and classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition were $34 million, and it was primarily allocated to fixed assets, goodwill, and intangibles. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.
In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million in fiscal year 2010, and classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles, and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other expense, net, in the Statements of Consolidated Operations for fiscal year 2010.
For the fiscal year 2010 acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as business combinations. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed 12 months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, Monsanto will retrospectively adjust the amounts recognized as of the acquisition date. The preliminary purchase price allocations are summarized in the following table:

Aggregate
(Dollars in millions)	Acquisitions

Current Assets	$51
Property, Plant and Equipment	25
Goodwill	20
Other Intangible Assets	28

Total Assets Acquired	124

Current Liabilities	38
Other Liabilities	7

Total Liabilities Assumed	45

Net Assets Acquired	$79

Supplemental Information:
Net assets acquired	$79
Cash acquired	3

Cash paid, net of cash acquired	$76

For these acquisitions, the primary items that generated the goodwill were the premiums paid by the company for the right to control the businesses acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the company’s consolidated results of operations is not considered to be significant.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents details of the acquired identifiable intangible assets:

	Weighted-
	Average Life	Useful Life	Aggregate
(Dollars in millions)	(Years)	(Years)	Acquisitions

Acquired Germplasm	5	5	$3
Trademarks	8	8	5
Customer Relationships	10	10	8
Other	1	1-5	12

Other Intangible Assets			$28

2009 Acquisitions: In July 2009, Monsanto acquired the assets of WestBred, LLC, a Montana-based company that specializes in wheat germplasm, for $49 million (net of cash acquired), inclusive of transaction costs of $4 million. The acquisition will bolster the future growth of Monsanto’s seeds and traits platform.
In December 2008, Monsanto acquired 100 percent of the outstanding stock of Aly Participacoes Ltda. (Aly), which operates two sugarcane breeding and technology companies, CanaVialis S.A. and Alellyx S.A., both of which are based in Brazil, for $264 million (net of cash acquired), inclusive of transaction costs of less than $1 million.
All fiscal year 2009 acquisitions described above were included within Seeds and Genomics segment from their respective dates of acquisition. The purchase price allocations are summarized in the following table:

Aggregate
(Dollars in millions)	Acquisitions

Current Assets	$2
Property, Plant and Equipment	6
Goodwill	131
Other Intangible Assets	33
Acquired In-process Research and Development	163
Other Assets	—

Total Assets Acquired	335

Current Liabilities	10
Other Liabilities	2

Total Liabilities Assumed	12

Net Assets Acquired	$323

Supplemental Information:
Net assets acquired	$323
Cash acquired	—

Cash paid, net of cash acquired	$323

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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

IPR&D related to the Aly acquisition were as follows:

(Dollars in millions)

Weighted Average Discount Rate	17%
Expected Costs to Complete (undiscounted)	$166
Expected Years of Product Launches	2010 - 2019

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
In July 2008, Monsanto acquired Marmot, S.A., which operates Semillas Cristiani Burkard, a privately held seed company headquartered in Guatemala City, Guatemala, for $135 million (net of cash acquired), inclusive of transaction costs of $3 million. The acquisition will build on Monsanto’s corn business leadership and enable Monsanto to offer farmers in Central America broader access to high-yielding corn seed varieties. Monsanto consummated the transaction with existing cash.
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
All fiscal year 2008 acquisitions described above were included within the Seeds and Genomics segment from their respective dates of acquisition. The purchase price allocations are summarized in the following table:

		All Other	Aggregate
(Dollars in millions)	De Ruiter	Acquisitions	Acquisitions

Current Assets	$161	$105	$266
Property, Plant and Equipment	102	41	143
Goodwill	288	190	478
Other Intangible Assets	303	70	373
Acquired In-process Research and Development	161	2	163
Other Assets	13	11	24

Total Assets Acquired	1,028	419	1,447

Current Liabilities	89	71	160
Other Liabilities	153	83	236

Total Liabilities Assumed	242	154	396

Net Assets Acquired	$786	$265	$1,051

Supplemental Information:
Net assets acquired	$786	$265	$1,051
Cash acquired	28	21	49

Cash paid, net of cash acquired	$758	$244	$1,002

In fiscal year 2008, a charge of approximately $164 million was recorded in R&D expenses for the write-off of acquired IPR&D related to 2008 acquisitions and finalizing the purchase price allocations for 2007 acquisitions. Of the $164 million,

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(Dollars in millions)

Weighted Average Discount Rate	12%
Expected Costs to Complete (undiscounted)	$142
Expected Years of Product Launches	2009 - 2014

For fiscal year 2008 acquisitions, as of the acquisition dates, management began to assess and formulate plans to restructure the acquired entities in accordance with business combination accounting guidance. These activities primarily include the potential closure of certain acquired subsidiaries. Through Aug. 31, 2010, estimated costs of $16 million had been recognized as short-term liabilities, and $16 million had been charged against those liabilities, primarily related to payments for employee terminations and entity consolidation.
NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009

Costs of Goods Sold(1)	$(114)	$(45)
Restructuring Charges, Net(1)(2)	(210)	(361)

Loss from Continuing Operations Before Income Taxes	(324)	(406)
Income Tax Benefit	100	116

Net Loss	$(224)	$(290)

(1)	For the fiscal year ended 2010, the $114 million of restructuring charges recorded in costs of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $101 million in Seeds and Genomics. For the fiscal year ended 2009, the $45 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $1 million in Agricultural Productivity and $44 million in Seeds and Genomics. For the fiscal year ended 2010, the $210 million of restructuring charges recorded in restructuring charges, net, were split by segment as follows: $79 million in Agricultural Productivity and $131 million in Seeds and Genomics. For the fiscal year ended 2009, the $361 million of restructuring charges were split by segment as follows: $113 million in Agricultural Productivity and $248 million in Seeds and Genomics.

(2)	The restructuring charges for the fiscal year ended 2010 include reversals of $32 million related to the 2009 Restructuring Plan. The reversals are primarily related to severance as positions originally included in the plan were eliminated through attrition.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable Monsanto to stabilize the Roundup business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan is expected to be completed by the end of the first quarter in fiscal year 2011, and substantially all payments will be made by the end of the second quarter in fiscal year 2011.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table displays the pretax charges of $324 million and $406 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2010 and 2009, respectively, as well as the cumulative pretax charges of $730 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$85	$47	$132	$175	$63	$238
Facility Closures / Exit Costs	46	31	77	3	47	50
Asset Impairments
Property, plant and equipment	8	1	9	31	4	35
Inventory	93	13	106	24	—	24
Other intangible assets	—	—	—	59	—	59

Total Restructuring Charges, Net	$232	$92	$324	$292	$114	$406

	Cumulative Amount through Aug. 31, 2010
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$260	$110	$370
Facility Closures / Exit Costs	49	78	127
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	117	13	130
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$524	$206	$730

The company’s written human resource policies are indicative of an ongoing benefit arrangement with respect to severance packages. Benefits paid pursuant to an ongoing benefit arrangement are specifically excluded from the Exit or Disposal Cost Obligations topic of the ASC, therefore severance charges incurred in connection with the 2009 Restructuring Plan are accounted for when probable and estimable as required under the Compensation – Nonretirement Postemployment Benefits topic of the ASC. In addition, when the decision to commit to a restructuring plan requires an asset impairment review, Monsanto evaluates such impairment issues under the Property, Plant and Equipment topic of the ASC. Certain asset impairment charges were recorded in the fourth quarters of 2010 and 2009 related to the decisions to shut down facilities under the 2009 Restructuring Plan as the future cash flows for these facilities were insufficient to recover the net book value of the related long-lived assets.
In fiscal year 2010, pretax restructuring charges of $324 million were recorded. The $132 million in work force reductions was related primarily to Europe and the United States. The facility closures/exit costs of $77 million were related primarily to the finalization of the termination of a chemical supply contract in the United States and worldwide entity consolidation costs. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold were related to discontinued products worldwide. In fiscal year 2009, pretax restructuring charges of $406 million were recorded. The $238 million in work force reductions related to site closures and downsizing primarily in the United States and Europe. The facility closures/exit costs of $50 million related primarily to the termination of a chemical supply contract in the United States and the termination of chemical distributor contracts in Central America. In asset impairments, property, plant, and equipment impairments of $35 million related to certain manufacturing and technology breeding facilities in the United States, Europe, and Central America that were closed in fiscal year 2010. Inventory impairments of $24 million were also recorded for discontinued seed products in the United States and Europe. Other intangible impairments of $59 million related to the discontinuation of certain seed brands, which included $18 million related to the write-off of intellectual property for technology that the company elected to no longer pursue. Of the $118 million total asset impairments in fiscal year 2009, $45 million was recorded in cost of goods sold and the remainder in restructuring charges.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the activities related to the company’s 2009 Restructuring Plan. See Note 4 — Business Combinations — for restructuring reserves related to acquisitions.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Restructuring charges recognized in fourth quarter 2009	$238	$50	$118	$406
Cash payments	(7)	—	—	(7)
Asset impairments and write-offs	—	—	(118)	(118)
Acceleration of stock-based compensation expense in additional contributed capital	(15)	—	—	(15)

Ending Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in fiscal year 2010	132	77	115	324
Cash payments	(180)	(83)	—	(263)
Asset impairments and write-offs	—	—	(115)	(115)
Acceleration of stock-based compensation expense in additional contributed capital	(4)	—	—	(4)
Foreign currency impact	(11)	—	—	(11)

Ending Liability as of Aug. 31, 2010	$153	$44	$—	$197

NOTE 6. RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2008, 2009 and 2010.

(Dollars in millions)

Balance Sept. 1, 2007	$217
Additions — charged to expense	42
Other(1)	(41)

Balance Aug. 31, 2008	$218
Additions — charged to expense	23
Other(1)	(79)

Balance Aug. 31, 2009	$162
Additions — charged to expense	51
Other(1)	(70)

Balance Aug. 31, 2010	$143

(1)	Includes reclassifications to long-term, write-offs, and foreign currency translation adjustments.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table displays a roll forward of the allowance for doubtful long-term receivables for fiscal years 2008, 2009 and 2010.

(Dollars in millions)

Balance Sept. 1, 2007	$131
Additions — charged to expense	15
Other(1)	33

Balance Aug. 31, 2008	$179
Additions — charged to expense	26
Other(1)	(33)

Balance Aug. 31, 2009	$172
Additions — charged to expense	7
Other(1)	47

Balance Aug. 31, 2010	$226

(1)	Includes reclassifications from current, write-offs, and foreign currency translation adjustments.
NOTE 7. CUSTOMER FINANCING PROGRAMS

Monsanto previously established a revolving financing program to provide financing of up to $250 million to selected customers in the United States through a third-party specialty lender. The program was terminated in the third quarter of fiscal year 2009. Under the financing program, Monsanto originated customer loans on behalf of the lender, which was a special-purpose entity (SPE) that Monsanto consolidated, pursuant to Monsanto’s credit and other underwriting guidelines as approved by the lender. Under the program, Monsanto serviced the loans and provided a first-loss guarantee of up to $130 million. Following origination, the lender transferred the loans to multiseller commercial paper conduits through a nonconsolidated QSPE. Monsanto accounted for this transaction as a sale, in accordance with the Transfers and Servicing topic of the ASC.
Monsanto had no ownership interest in the lender, the QSPE, or in the loans. However, because Monsanto substantively originated the loans through the SPE (which it consolidated) and partially guaranteed and serviced the loans, Monsanto accounted for the program as if it were the originator of the loans and the transferor selling the loans to the QSPE. Because QSPEs are excluded from the current guidance within the Consolidation topic of the ASC, and Monsanto did not have the unilateral right to liquidate the QSPE, the consolidation guidance did not have an effect on Monsanto’s accounting for the U.S. customer financing program.
Monsanto accounted for the guarantee in accordance with the Guarantees topic of the ASC, which requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the guarantee obligation undertaken. Monsanto recorded its guarantee liability at a value that approximated fair value (except that it did not discount credit losses because of the short-term nature of the loans), primarily driven by expected future credit losses. Monsanto did not recognize any servicing asset or liability because the servicing fee was considered adequate compensation for the servicing activities. Servicing activities, including discounts on the sale of customer receivables, resulted in income of $1 million for 2009 and expense of $2 million for 2008.
Proceeds from customer loans sold through the financing program totaled $130 million for fiscal year 2009 and $66 million for fiscal year 2008. These proceeds are included in net cash provided by operating activities in the Statement of Consolidated Cash Flows. There were no loan balances outstanding as of Aug. 31, 2010, or Aug. 31, 2009.
During the second quarter 2010, Monsanto began participating in a revolving financing program in Brazil. The program allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $550 million) in customer receivables to a QSPE. Third parties, primarily investment funds, hold an 88 percent senior interest in the QSPE, and Monsanto holds the remaining 12 percent subordinate interest. Because QSPEs are excluded from the scope of the current guidance within the Consolidation

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

topic of the ASC, and Monsanto does not have the unilateral right to liquidate the QSPE, the consolidation guidance does not have an effect on Monsanto’s accounting for this customer financing program.
Monsanto’s investment in the QSPE was $10 million as of Aug. 31, 2010. It is included in other assets in the Statements of Consolidated Financial Position and is classified as a debt security. Interest earned on Monsanto’s investment in the QSPE was $2 million for the year ended Aug. 31, 2010, and is included in interest income on the Statements of Consolidated Operations.
Under the financing program, Monsanto’s transfer of select customer receivables to the QSPE is accounted for as a sale, in accordance with the Transfers and Servicing topic of the ASC. Monsanto does not service the receivables. However, under the QSPE, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program.
Proceeds from customer receivables sold through the financing program and derecognized from the Statements of Consolidated Financial Position totaled $115 million for fiscal year 2010. These proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows and are net of a loss on sale of receivables of $10 million for the year ended Aug. 31, 2010. The remaining receivable balance in the QSPE outstanding as of Aug. 31, 2010, was $48 million. Receivables are considered delinquent when payments are one day past due, but the provisions on the financing program for nonperformance start on the 15th day past due. If a customer fails to pay an obligation when it is due, the provisions for bad debt on the program will be accounted for as an expense by the QSPE, and the investment on Monsanto’s Statements of Consolidated Financial Position will be decreased. As of Aug. 31, 2010, there were $3 million of receivables sold through this financing program that were delinquent. Based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded its recourse provision at $5 million as of Aug. 31, 2010. Adverse changes in the actual loss rate would decrease Monsanto’s investment asset. The maximum potential amount of future payments under the recourse provision was $15 million as of Aug. 31, 2010. If Monsanto is called upon to make payments under the recourse provision, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
In August 2009, Monsanto entered into an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $221 million and $319 million for fiscal years 2010 and 2009, respectively. The agreement includes recourse provisions and, so a liability was established at the time of sale that approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Aug. 31, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreement was $9 million as of Aug. 31, 2010. The outstanding balance of the receivables sold was $223 million and $319 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. There were delinquent loans of $3 million as of Aug. 31, 2010. There were no delinquent loans as of Aug. 31, 2009.
Monsanto also sells accounts receivable in the United States, European regions and Argentina, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $112 million, $72 million and $48 million for fiscal years 2010, 2009 and 2008, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Aug. 31, 2010, and Aug. 31, 2009. The maximum potential amount of future payments under the recourse provisions of the agreements was $58 million as of Aug. 31, 2010. The outstanding balance of the receivables sold was $91 million and $57 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. There were no delinquent loans as of Aug. 31, 2010, or Aug. 31, 2009.
Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $300 million) for selected customers in Brazil. Monsanto provides a guarantee of the loans in the event

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $3 million and $6 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $100 million as of Aug. 31, 2010. The loan balance outstanding for these programs was $100 million and $160 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. There were delinquent loans of $2 million as of Aug. 31, 2010, and Aug. 31, 2009.
Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Brazil, Europe and Argentina. Under these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $2 million and $5 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $29 million as of Aug. 31, 2010. The loan balance outstanding for these programs was $36 million and $48 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively.
NOTE 8. INVENTORY

Components of inventory are:

	As of Aug. 31,
(Dollars in millions)	2010	2009

Finished Goods	$1,134	$1,362
Goods In Process	1,333	1,340
Raw Materials and Supplies	383	417

Inventory at FIFO Cost	2,850	3,119
Excess of FIFO over LIFO Cost	(111)	(185)

Total	$2,739	$2,934

During 2010, inventory quantities declined, resulting in the liquidation of LIFO inventory layers carried at lower costs than current year purchases and production. The income statement effect of such liquidation on cost of sales was a reduction of approximately $2 million.
Monsanto uses commodity futures and options contracts to hedge the price volatility of certain commodities, primarily soybeans and corn. This hedging activity is intended to reduce the commodity price risk associated with seed purchases from corn and soybean production growers.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory obsolescence reserves are utilized as valuation accounts and effectively establish a new cost basis. The following table displays a roll forward of the inventory obsolescence reserve for fiscal years 2008, 2009 and 2010.

(Dollars in millions)

Balance Sept. 1, 2007	$169
Additions — charged to expense	135
Deductions and other(1)	(40)

Balance Aug. 31, 2008	$264
Additions — charged to expense	196
Deductions and other(1)	(123)

Balance Aug. 31, 2009	$337
Additions — charged to expense	219
Deductions and other(1)	(224)

Balance Aug. 31, 2010	$332

(1)	Deductions and other includes disposals and foreign currency translation adjustments.
As part of Monsanto’s 2009 Restructuring Plan, inventory impairment charges of $106 million and $24 million were recorded in fiscal year 2010 and 2009, respectively. See Note 5 — Restructuring — for additional information.
NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of Aug. 31,
(Dollars in millions)	2010	2009

Land and Improvements	$502	$381
Buildings and Improvements	1,750	1,524
Machinery and Equipment	4,591	4,119
Computer Software	531	479
Construction In Progress and Other	694	655

Total Property, Plant and Equipment	8,068	7,158
Less Accumulated Depreciation	(3,841)	(3,549)

Property, Plant and Equipment, Net	$4,227	$3,609

Gross assets acquired under capital leases of $37 million and $35 million are included primarily in machinery and equipment as of Aug. 31, 2010, and Aug. 31, 2009, respectively. See Note 14 — Debt and Other Credit Arrangements and Note 25 — Commitments and Contingencies — for related capital lease obligations.
As part of Monsanto’s 2009 Restructuring Plan, asset impairment charges of $9 million and $35 million were recorded in fiscal years 2010 and 2009, respectively. These impairment charges primarily were related to buildings and improvements and to machinery and equipment and the associated accumulated depreciation. See Note 5 — Restructuring — for additional information.
NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The fiscal year 2010 and 2009 annual goodwill impairment tests were performed as of March 1, 2010 and 2009, and no indications of goodwill impairment existed as of either date. Goodwill is tested for impairment at least annually, or more

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

frequently if events or circumstances indicate it might be impaired. There were no events or changes in circumstances indicating that goodwill might be impaired as of Aug. 31, 2010. As of fiscal year 2010, accumulated goodwill impairment charges were $2.1 billion. The charges related to Seeds and Genomics and were primarily a result of a change in the valuation method (from an undiscounted cash flow methodology to a discounted cash flow methodology) upon adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets (codified in ASC 350) in 2002 as well as unanticipated delays in biotechnology acceptance and regulatory approvals.
Changes in the net carrying amount of goodwill for fiscal years 2009 and 2010, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Sept. 1, 2008	$3,070	$62	$3,132
Acquisition activity (see Note 4)	110	—	110
Effect of foreign currency translation adjustments and other	(24)	—	(24)

Balance as of Aug. 31, 2009	$3,156	$62	$3,218
Acquisition activity (see Note 4)	21	—	21
Effect of foreign currency translation adjustments and other	(30)	(5)	(35)

Balance as of Aug. 31, 2010	$3,147	$57	$3,204

In fiscal year 2010, goodwill decreased due to the effect of foreign currency translation adjustments. This was offset by increases due to the 2010 acquisitions of Seminium and a seed processing business in Chile and the updating of the preliminary purchase price allocations for some of the 2009 acquisitions. In fiscal year 2009, a goodwill increase of $125 million was related to 2009 acquisitions, and $5 million was related to the resolution of contingent considerations for 2007 acquisitions. These increases were offset by a decrease of $20 million related to the finalization of the purchase price allocations for 2008 acquisitions. See Note 4 — Business Combinations — for further information.
Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2010			As of Aug. 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,161	$(640)	$521	$1,172	$(604)	$568
Acquired Intellectual Property	866	(649)	217	829	(589)	240
Trademarks	344	(94)	250	345	(81)	264
Customer Relationships	317	(113)	204	317	(88)	229
Other	121	(50)	71	110	(40)	70

Total	$2,809	$(1,546)	$1,263	$2,773	$(1,402)	$1,371

The increase in acquired intellectual property during fiscal year 2010 primarily resulted from a paid-up license agreement for glyphosate manufacturing technology for $39 million. The increases in other intangible assets as of 2010, primarily resulted from the acquisitions described in Note 4 — Business Combinations. These increases were partially offset by a decrease due to the effect of foreign currency translation adjustments.
Total amortization expense of other intangible assets was $158 million in fiscal year 2010, $151 million in fiscal year 2009, and $167 million in fiscal year 2008.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

(Dollars in millions)	Amount

2011	$153
2012	132
2013	105
2014	97
2015	86

NOTE 11. INVESTMENTS AND EQUITY AFFILIATES

Investments
Short-Term Investments: There were no short-term investments as of Aug. 31, 2010, or Aug. 31, 2009.
During second quarter 2008, Monsanto received $38 million of Solutia common stock as part of the settlement of its claims against Solutia. During fourth quarter 2008, Monsanto sold the Solutia common stock and realized a loss of less than $1 million. See Note 27 — Other Expense and Solutia-Related Items— for discussion of the gain recorded in conjunction with Solutia’s emergence from bankruptcy.
Long-Term Investments: During 2010, Monsanto invested in long-term debt securities with a cost of $15 million, which are classified as available-for-sale. The investments are recorded in other assets in the Statements of Consolidated Financial Position at their fair value of $10 million as of Aug. 31, 2010. Net unrealized losses (net of deferred taxes) of $3 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Aug. 31, 2010. See Note 15 — Fair Value Measurements — for further discussion related to these debt securities.
In 2009, Monsanto invested in a long-term equity security with a cost of $2 million, which is classified as available-for-sale. This investment is recorded in other assets in the Statements of Consolidated Financial Position at its fair value of $1 million and $2 million as of Aug. 31, 2010, and Aug. 31, 2009. Net unrealized losses (net of deferred taxes) of less than $1 million are included in accumulated other comprehensive loss in shareowners’ equity related to this investment as of Aug. 31, 2010.
In 2008, Monsanto invested in long-term equity securities with a cost of $33 million, which are classified as available-for-sale. As of Aug. 31, 2010, and Aug. 31, 2009, these long-term equity securities are recorded in other assets in the Statements of Consolidated Financial Position at their fair value of $22 million and $23 million, respectively. Net unrealized gains (net of deferred taxes) of $4 million and net unrealized losses (net of deferred taxes) of $6 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Aug. 31, 2010, and Aug. 31, 2009. Monsanto recorded an impairment related to one of these long-term equity securities as of Aug. 31, 2010, of $16 million.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Aug. 31, 2010, and Aug. 31, 2009, this investment is recorded in other assets in the Statements of Consolidated Financial Position at its carrying value of $65 million and $60 million, respectively. During fiscal year 2010 and 2009, Monsanto purchased $162 million and $330 million of inventory from the seed supplier and recorded sales of inventory to the seed supplier of $12 million and $9 million, respectively. As of Aug. 31, 2010, and Aug. 31, 2009, the amount payable to the seed supplier is approximately $5 million and approximately $84 million, respectively, and is recorded in accounts payable in the Statements of Consolidated Financial Position. During fiscal year 2010 and 2009, Monsanto paid the seed supplier $7 million and $5 million for inventory that will be delivered in fiscal year 2011 and 2010, respectively.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Renessen LLC, Monsanto’s former joint venture with Cargill, Inc. (Cargill) which Monsanto acquired the additional 50% interest during fiscal year 2010, had developed and planned to commercialize a proprietary grain processing technology, marketed under the name Extrax. This technology separated corn into three high-value fractions: a high-starch fraction, ideal for ethanol fermentation; food-grade corn oil, valuable as a non-trans fat oil solution or for biodiesel; and a nutrient-rich meal that can be used as a corn replacement in animal feed rations. In the fourth quarter 2010, Monsanto decided to no longer pursue any Extrax projects and therefore, the remaining Renessen related intangible assets were written off to research and development expenses in the Statements of Consolidated Operations. The total impairment charge was $9 million as of Aug. 31, 2010.
In 2008, Monsanto and Cargill signed an agreement to narrow the scope of the Renessen joint venture to focus solely on the Extrax project. Other projects that were formerly under the joint venture and related intellectual property were transferred to, and are now owned by, Monsanto or Cargill. Monsanto agreed to pay $20 million to Cargill to obtain full rights to intellectual property for products that Monsanto planned to develop and commercialize. These projects were discontinued and the related intangible asset was written off as a result of the restructuring described in Note 5 — Restructuring. As of Aug. 31, 2010, Monsanto has no amounts payable to Cargill. As of Aug. 31, 2009, the amount payable to Cargill was less than $1 million and is recorded in short-term miscellaneous accruals in the Statements of Consolidated Financial Position.
During fiscal years 2010, 2009 and 2008, Monsanto performed R&D services for Renessen of less than $1 million, $1 million and $5 million, respectively, which were recovered at cost. The fair value of performing these services approximates the recovered costs. As discussed above, Monsanto acquired the remaining 50% interest it did not previously own of Renessen during 2010 and therefore, Monsanto no longer has an investment in Renessen recorded as of Aug. 31, 2010. Monsanto’s investment in Renessen, including outstanding advances, was $1 million as of Aug. 31, 2009. Equity affiliate expense from Renessen was less than $1 million in fiscal year 2010, $2 million in fiscal year 2009, and $3 million in fiscal year 2008, and represented substantially all of the equity affiliate expense.
NOTE 12. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $79 million related to this agreement was recorded in fiscal year 2010 and 2009. As of Aug. 31, 2010, and Aug. 31, 2009, the remaining receivable balance is $470 million and $543 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Aug. 31, 2010, and Aug. 31, 2009, the remaining deferred revenue balance is $397 million and $476 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $16 million and $19 million for the fiscal year ended Aug. 31, 2010, and Aug. 31, 2009, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Aug. 31, 2010, and Aug. 31, 2009, the remaining receivable balance is $73 million and $70 million, respectively, related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables in the Statements of Consolidated Financial Position and the current portion is included in trade receivables. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and is $3 million for the fiscal year ended Aug. 31, 2010, and Aug. 31, 2009, respectively. As of Aug. 31, 2010, and Aug. 31, 2009, the remaining deferred

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue balance of $67 million and $70 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Statements of Consolidated Financial Position.
NOTE 13. INCOME TAXES

The components of income from continuing operations before income taxes were:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

United States	$1,234	$2,182	$1,419
Outside United States	260	785	1,507

Total	$1,494	$2,967	$2,926

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Current:
U.S. federal	$260	$529	$527
U.S. state	(1)	13	57
Outside United States	129	170	343

Total Current	$388	$712	$927

Deferred:
U.S. federal	40	113	(51)
U.S. state	24	43	25
Outside United States	(82)	(23)	(2)

Total Deferred	(18)	133	(28)

Total	$370	$845	$899

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

U.S. Federal Statutory Rate	$523	$1,038	$1,024
U.S. R&D Tax Credit	(10)	(33)	(5)
U.S. Domestic Manufacturing Deduction	(22)	(45)	(13)
Lower Ex-U.S. Rates	(123)	(118)	(201)
State Income Taxes	23	69	49
Valuation Allowances	10	4	(41)
Acquired IPR&D	—	—	57
Adjustment for Unrecognized Tax Benefits	3	(16)	40
Other	(34)	(54)	(11)

Income Tax Provision	$370	$845	$899

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax balances are related to:

	As of Aug. 31,
(Dollars in millions)	2010	2009

Net Operating Loss and Other Carryforwards	$865	$689
Employee Fringe Benefits	504	424
Intangibles	195	187
Restructuring and Impairment Reserves	168	187
Inventories	149	168
Environmental and Litigation Reserves	97	89
Allowance for Doubtful Accounts	56	73
Other	265	320
Valuation Allowance	(57)	(38)

Total Deferred Tax Assets	$2,242	$2,099

Intangibles	$454	$459
Property, Plant and Equipment	409	375
Other	45	39

Total Deferred Tax Liabilities	908	873

Net Deferred Tax Assets	$1,334	$1,226

As of Aug. 31, 2010, Monsanto had available approximately $1.2 billion in net operating loss carryforwards (NOLs), most of which related to Brazilian operations, which have an indefinite carryforward period. Monsanto also had available approximately $330 million of U.S. foreign tax credit carryforwards, which expire from 2014 through 2020. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of Aug. 31, 2010, management continues to believe it is more likely than not that the company will realize the deferred tax assets in Brazil and the United States. At the beginning of fiscal 2008, Argentina had a valuation allowance of $43 million for the deferred tax assets related to NOLs. However, based on improvements in Monsanto Argentina’s operations and improvements in Argentina’s overall economy, and in particular the agricultural sector, management believed it was more likely than not that such deferred tax assets would be realized. Accordingly, the previously recorded $43 million valuation allowance was reversed in the third quarter of fiscal 2008. As of Aug. 31, 2010, all of the Argentina NOLs have been utilized.
Income taxes and remittance taxes have not been recorded on approximately $3.6 billion of undistributed earnings of foreign operations of Monsanto, either because any taxes on dividends would be substantially offset by foreign tax credits, or because Monsanto intends to reinvest those earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
Tax authorities regularly examine the company’s returns in the jurisdictions in which Monsanto does business. Due to the nature of the examinations, it may take several years before they are completed. Management regularly assesses the tax risk of the company’s return filing positions for all open years. During fiscal year 2010, Monsanto recorded a favorable adjustment to the income tax reserve as a result of the conclusion of an IRS audit for tax years 2007 and 2008, ex-U.S. audits and the resolution of various state income tax matters. Monsanto is appealing one issue related to the IRS audit for tax years 2007 and 2008. During fiscal year 2009, Monsanto recorded a favorable adjustment to the income tax reserve as a result of the conclusion of an IRS audit for tax years 2005 and 2006, ex-U.S. audits and the resolution of various state income tax matters.
As required, the company adopted an amendment to the Income Taxes topic of the ASC as of Sept. 1, 2007. As a result of this implementation, Monsanto recorded a charge to retained deficit of $25 million, primarily attributable to liabilities related to interest and penalties on certain income tax matters. The total amount of unrecognized tax benefits as of the date of adoption on Sept. 1, 2007, was $256 million. In addition, as of Sept. 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $55 million.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Aug. 31, 2010, Monsanto had total unrecognized tax benefits of $341 million, of which $276 million would favorably impact the effective tax rate if recognized. As of Aug. 31, 2009, Monsanto had total unrecognized tax benefits of $358 million, of which $279 million would favorably impact the effective tax rate if recognized.
Accrued interest and penalties included in the Statements of Consolidated Financial Position were $46 million and $42 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. Monsanto recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the 12 months ended Aug. 31, 2010, the company recognized $5 million of income tax expense for interest and penalties. For the 12 months ended Aug. 31, 2009, the company recognized a benefit of $32 million in the income tax provision for interest and penalties.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)

Balance Sept. 1, 2008	$434
Increases for prior year tax positions	23
Decreases for prior year tax positions	(27)
Increases for current year tax positions	59
Settlements	(117)
Lapse of statute of limitations	(4)
Foreign currency translation	(10)

Balance Aug. 31, 2009	$358
Increases for prior year tax positions	42
Decreases for prior year tax positions	(102)
Increases for current year tax positions	55
Settlements	(6)
Lapse of statute of limitations	(9)
Foreign currency translation	3

Balance Aug. 31, 2010	$341

Monsanto operates in various countries throughout the world and, as a result, files income tax returns in numerous jurisdictions. These tax returns are subject to examination by various federal, state and local tax authorities. For Monsanto’s major tax jurisdictions, the tax years that remain subject to examination are shown below:

Jurisdiction	Tax Years

Brazil	1999—2010
U.S. state and local income taxes	2000—2010
Argentina	2001—2010
U.S. federal income tax	2007—2010

If the company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the company’s financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires. Management estimates that it is reasonably possible that the total amount of uncertain tax benefits could decrease by as much as $50 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions involving issues common to large multinational corporations, and the lapsing of the statute of limitations in multiple jurisdictions.
NOTE 14. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a five-year senior unsecured revolving credit facility through February 2012. This facility was initiated to be used for general corporate purposes, which

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

may include working capital requirements, acquisitions, capital expenditures, refinancing, and support of commercial paper borrowings. The agreement also provides for European euro-denominated loans, letters of credit, and swingline borrowings, and allows certain designated subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2010 and Aug. 31, 2009, Monsanto was in compliance with all financial debt covenants, and there were no outstanding borrowings under this credit facility.
Short-Term Debt

	As of Aug. 31,
(Dollars in millions)	2010	2009

Current Maturities of Long-Term Debt	$193	$31
Notes Payable to Banks	48	48

Total Short-Term Debt	$241	$79

The fair value of the total short-term debt was $241 million and $79 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively. The weighted average interest rate on notes payable to banks was 4.5 percent and 10.4 percent as of Aug. 31, 2010, and Aug. 31, 2009, respectively.
As of Aug. 31, 2010, the company did not have any outstanding commercial paper, but it had several short-term borrowings to support ex-U.S. operations, which had weighted-average interest rates as indicated above. Certain of these bank loans also act to limit exposure to changes in foreign-currency exchange rates.
In April 2010, Monsanto completed the purchase of the Chesterfield Village Research Center from Pfizer. There is debt outstanding of $324 million on the purchase price of which $188 million is included in short-term debt and $136 million is included in long-term debt on the Statements of Consolidated Financial Position as of Aug. 31, 2010. As of Aug. 31, 2010, the interest rate on the notes was 0.99 percent.
Long-Term Debt

	As of Aug. 31,
(Dollars in millions)	2010	2009

7 3/8% Senior Notes, Due 2012(1)	$485	$485
5 1/2% Senior Notes, Due 2035(1)	395	394
5 1/8% Senior Notes, Due 2018(1)	299	299
5 1/2% Senior Notes, Due 2025(1)	274	271
5 7/8% Senior Notes, Due 2038(1)	247	246
Other (including Capital Leases)(2)	162	29

Total Long-Term Debt	$1,862	$1,724

(1)	Amounts are net of unamortized discounts. For the 5 1/2% Senior Notes due 2025, amount is also net of the unamortized premium of $40 million and $42 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively.

(2)	Includes $136 million related to the Chesterfield Village Research Center purchase.
The fair value of the total long-term debt was $2,094 million and $1,863 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively.
In 2002, Monsanto filed a shelf registration with the SEC for the issuance of up to $2.0 billion of registered debt (2002 shelf registration) and issued $800 million in 7 3/8% Senior Notes. As of Aug. 31, 2010, $486 million of the 7 3/8% Senior Notes are due on Aug. 15, 2012 (see discussion below regarding a debt exchange for $314 million of the 7 3/8% Senior Notes).
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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In August 2005, Monsanto exchanged $314 million of new 5 1/2% Senior Notes due 2025 (5 1/2% 2025 Senior Notes) for $314 million of its outstanding 7 3/8% Senior Notes due 2012, which were issued in 2002. The exchange was conducted as a private transaction with holders of the outstanding 7 3/8% Senior Notes who certified to the company that they were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933. The transaction has been accounted for as an exchange of debt under the Debt topic of the ASC. Under the terms of the exchange, the company paid a premium of $53 million to holders participating in the exchange, and the $53 million premium will be amortized over the life of the new 5 1/2% 2025 Senior Notes. As a result of the debt premium, the effective interest rate on the 5 1/2% 2025 Senior Notes will be 7.035% over the life of the debt. The exchange of debt allowed the company to adjust its debt-maturity schedule while also allowing it to take advantage of market conditions which the company considered to be favorable.
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
Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. An unrealized loss and gain, net of tax, of $8 million and $9 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Aug. 31, 2010 and Aug. 31, 2009, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. An unrealized loss, net of tax, of $9 million was recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Aug. 31, 2010. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
Monsanto plans to issue new fixed-rate debt on or before April 15, 2011. In July 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $300 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. An unrealized loss, net of tax, of $7 million was recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Aug. 31, 2010.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The information regarding interest expense below reflects Monsanto’s interest expense on debt and amortization of debt issuance costs:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Interest Cost Incurred	$187	$163	$132
Less: Capitalized on Construction	(25)	(34)	(22)

Interest Expense	$162	$129	$110

NOTE 15. FAIR VALUE MEASUREMENTS

Effective Sept. 1, 2008, Monsanto adopted a standard that provides a framework for measuring fair value. The standard also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. The standard requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. Monsanto did not have any deferred gains or losses at inception of derivative contracts. Therefore, no adjustment to opening retained earnings was made upon adoption of the standard.
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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Aug. 31, 2010, Using
				Cash Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	5	—	—	5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

	Fair Value Measurements at Aug. 31, 2009, Using
				Cash Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,548	$—	$—	$—	$1,548
Equity securities	25	—	—	—	25
Derivative assets related to:
Foreign currency	—	34	—	—	34
Interest rates	—	14	—	—	14
Commodities	2	—	—	(2)	—

Total Assets at Fair Value	$1,575	$48	$—	$(2)	$1,621

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	37	—	—	37
Commodities	93	31	—	(93)	31

Total Liabilities at Fair Value	$93	$68	$—	$(93)	$68

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Debt securities: As discussed in Note 7 — Customer Financing Programs, Monsanto purchased available-for-sale debt securities in fiscal year 2010, which are recorded in other assets in the Statement of Consolidated Financial Position. Monsanto measured the initial investment at fair value by using an independent pricing source. The amount was subsequently adjusted for expected future credit losses. Because the credit losses are based on internal assumptions, these investments are considered to be Level 3.
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
Interest rate swaps: Monsanto enters into forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on an expected debt issuance. These swaps are held with banks and will be settled based on broker-quoted prices based on observable market data, adjusted for credit risk, and therefore are classified as Level 2. The interest rate derivative assets are included in other assets and the interest rate derivative liabilities are included in miscellaneous short-term accruals and other liabilities on the Statements of Consolidated Financial Position.
Commodity hedges: Monsanto’s commodity contracts relate to corn and soybeans. The commodity derivative instruments that the company currently uses are futures and forward sales contracts. Futures are traded on the Chicago Board of Trade (CBOT). The CBOT is an active market with quoted prices, and therefore these instruments are classified as Level 1. Monsanto collects payment on certain customer accounts in grain, and enters into forward sales contracts to mitigate the commodity price exposure. The prices of these forward sales contracts are based on observable market data and therefore these contracts are classified as Level 2. The commodity derivative assets are included in trade receivables, net, other current assets and other assets and the commodity derivative liabilities are included in miscellaneous short-term accruals on the Statements of Consolidated Financial Position. Certain commodity derivative assets and liabilities have been offset under a master netting arrangement. These commodity contracts that are in a liability position are netted against trade receivables, net, other current assets or other assets, based upon the nature of the hedged item.
Energy and raw materials: The energy contracts consist of natural gas and diesel swaps which settle based on quoted prices from the New York Mercantile Exchange and the Energy Information Administration, respectively, but are held with various banks, not directly with the exchanges. As a result, the natural gas and diesel swaps are classified as Level 2 and the fair values are adjusted for credit risk. The raw material contracts consist of ethylene swaps which settle based on quoted prices published by Chemical Market Associates, Inc. and which are also held with various banks. As a result, the ethylene swaps are also classified as Level 2 and the fair values are adjusted for credit risk. The energy and raw materials derivative liabilities are included in miscellaneous short-term accruals and other liabilities on the Statements of Consolidated Financial Position.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the changes in fair value of the Level 3 asset for the year ended Aug. 31, 2010.

(Dollars in millions)

Balance Sept. 1, 2009	$—
Purchases, sales, issuances, settlements and payments received	15
Unrealized loss on investments included in accumulated other comprehensive loss	(5)

Balance Aug. 31, 2010	$10

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a nonrecurring basis, were required prospectively beginning Sept. 1, 2009.
Measurements during fiscal year 2010 of assets at fair value on a nonrecurring basis subsequent to their initial recognition were as follows:
Property, Plant and Equipment, Net: Property, plant and equipment with a carrying value of $21 million was written down to its implied fair value of less than $1 million, resulting in an impairment charge of $21 million, which was primarily included in cost of goods sold in the Statement of Consolidated Operations for fiscal year 2010. Long-lived assets held for sale with a carrying amount of $2 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $2 million, which was primarily included in cost of goods sold in the Statement of Consolidated Operations for fiscal year 2010. Costs to sell were not significant.
Other Intangible Assets, Net: Other intangible assets with a carrying value of $14 million were written down to their implied fair value of less than $1 million, resulting in an impairment charge of $14 million, which was primarily included in research and development expenses in the Statement of Consolidated Operations for fiscal year 2010.
There were no significant measurements of liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal year 2010.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Aug. 31, 2010, and Aug. 31, 2009.
NOTE 16. FINANCIAL INSTRUMENTS

Monsanto’s business and activities expose it to a variety of market risks, including risks related to changes in commodity prices, foreign currency exchange rates and interest rates. These financial exposures are monitored and managed by the company as an integral part of its market risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. As part of its market risk management strategy, Monsanto uses derivative instruments to protect fair values and cash flows from fluctuations caused by volatility in currency exchange rates, commodity prices and interest rates.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedges
The company uses foreign currency options and foreign currency forward contracts as hedges of anticipated sales or purchases denominated in foreign currencies. The company enters into these contracts to protect itself against the risk that the eventual net cash flows will be adversely affected by changes in exchange rates.
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
Monsanto’s interest rate risk management strategy is to use derivative instruments, such as forward-starting interest rate swaps, to minimize significant unanticipated earnings fluctuations that may arise from volatility in interest rates of the company’s borrowings and to manage the interest rate sensitivity of its debt.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 12 months for foreign currency hedges, 43 months for commodity hedges and 24 months for interest rate hedges. During the next 12 months, a pretax net loss of approximately $9 million will be reclassified from accumulated other comprehensive loss into earnings. During fiscal year 2010, a pretax loss of $29 million was reclassified into earnings as a result of the discontinuance of cash flow hedges, because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. No cash flow hedges were discontinued during fiscal years 2009 or 2008.
Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during fiscal years 2010, 2009 or 2008.
Net Investment Hedges
The difference between the carrying value and the fair value of hedged items classified as fair hedges was offset by the change in fair value of the related derivatives. Accordingly, hedge ineffectiveness for fair value hedges, determined in accordance with the Derivatives and Hedging topic of the ASC, had an immaterial effect on earnings in fiscal years 2010, 2009 and 2008. No fair value hedges were discontinued during fiscal years 2010, 2009 or 2008.
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
Derivatives Not Designated as Hedging Instruments
The company uses foreign currency contracts to hedge the effects of fluctuations in exchange rates on foreign currency denominated third-party and intercompany receivables and payables. Both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The company uses commodity option contracts to hedge anticipated cash payments to corn growers in the United States, Mexico and Brazil, which can fluctuate with changes in corn price. Because these option contracts do not meet the provisions specified by the Derivatives and Hedging topic of the ASC, they do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
To reduce credit exposure in Latin America, Monsanto collects payments on certain customer accounts in grain. Such payments in grain are negotiated at or near the time Monsanto’s products are sold to the customers and are valued at the prevailing grain commodity prices. By entering into forward sales contracts related to grain, Monsanto mitigates the commodity price exposure from the time a contract is signed with a customer until the time a grain merchant collects the grain from the customer on Monsanto’s behalf. The forward sales contracts do not qualify for hedge accounting treatment under the Derivatives and Hedging topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	As of Aug. 31,
(Dollars in millions)	2010	2009

Derivatives Designated as Hedges:
Foreign exchange contracts	$383	$718
Commodity contracts	387	716
Interest rate contracts	775	250

Total Derivatives Designated as Hedges	$1,545	$1,684

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$862	$1,391
Commodity contracts	123	1

Total Derivatives Not Designated as Hedges	$985	$1,392

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the company’s derivative instruments outstanding as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	Balance Sheet Location	Fair Value
		As of Aug. 31,
(Dollars in millions)		2010	2009

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$23	$14
Foreign exchange contracts	Other assets	—	13
Commodity contracts	Other current assets(1)	12	1
Commodity contracts	Other assets(1)	4	1
Interest rate contracts	Other assets	—	14

Total derivatives designated as hedges		39	43

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	3	7
Commodity contracts	Trade receivables, net	5	—

Total derivatives not designated as hedges		8	7

Total Asset Derivatives		$47	$50

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$—	$10
Commodity contracts	Other current assets(1)	—	85
Commodity contracts	Other assets(1)	—	7
Commodity contracts	Miscellaneous short-term accruals	14	19
Commodity contracts	Other liabilities	8	12
Interest rate contracts	Miscellaneous short-term accruals	11	—
Interest rate contracts	Other liabilities	28	—

Total derivatives designated as hedges		61	133

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	5	27
Commodity contracts	Trade receivables, net	4	—
Commodity contracts	Other current assets	—	1
Commodity contracts	Miscellaneous short-term accruals	9	—

Total derivatives not designated as hedges		18	28

Total Liability Derivatives		$79	$161

(1)	As allowed by the Derivatives and Hedging topic of the ASC, certain corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, these commodity contracts that are in an asset or liability position are included in asset accounts within the Statements of Consolidated Financial Position. See Note 15 — Fair Value Measurements — for a reconciliation to amounts reported in the Statements of Consolidated Financial Position as of Aug. 31, 2010, and Aug. 31, 2009.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1)
	(Effective Portion)			Amount of Gain (Loss) Recognized in Income(2)(3)
	Year Ended Aug. 31,			Year Ended Aug. 31,			Income Statement
(Dollars in millions)	2010	2009	2008	2010	2009	2008	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)				$6	$(9)	$(17)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(12)	$34	$2	(5)	35	(15)	Net sales
Foreign exchange contracts	19	40	(4)	18	32	(18)	Cost of goods sold
Commodity contracts	43	(243)	133	(94)	23	39	Cost of goods sold
Interest rate contracts	(53)	14	(47)	(6)	(6)	(4)	Interest expense
Net investment hedges:
Foreign exchange contracts	(3)	21	(127)	—	—	—	N/A(5)

Total Derivatives Designated as Hedges	(6)	(134)	(43)	(81)	75	(15)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)				(46)	(140)	71	Other expense, net
Commodity contracts				(10)	—	—	Net sales
Commodity contracts				(1)	14	(1)	Cost of goods sold
Commodity contracts				(2)	—	—	Other expense, net

Total Derivatives Not Designated as Hedges				(59)	(126)	70

Total Derivatives	$ (6)	$(134)	$(43)	$(140)	$(51)	$55

(1)	Accumulated other comprehensive loss (AOCL).

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a gain of $1 million, a loss of $3 million and a gain of $3 million from ineffectiveness for fiscal years 2010, 2009 and 2008, respectively. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $29 million for fiscal year 2010. There were no hedges discontinued in fiscal years 2009 or 2008. No gains or losses were excluded from the assessment of hedge effectiveness during fiscal years 2010, 2009 or 2008.

(4)	Gain or loss on commodity fair value hedges was offset by a loss of $11 million, a gain of $8 million and a gain of $15 million on the underlying hedged inventory during fiscal years 2010, 2009 and 2008, respectively. A loss of $5 million, $1 million and $2 million during fiscal years 2010, 2009 and 2008, respectively, was included in cost of goods sold due to ineffectiveness.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges was offset by a foreign currency transaction gain of $14 million, a gain of $25 million and a loss of $76 million during fiscal years 2010, 2009 and 2008, respectively.
Most of the company’s outstanding foreign currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements. However, should Monsanto’s credit rating fall below a specified rating immediately following the merger of Monsanto with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Foreign currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of Monsanto’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Non-exchange-traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements in a liability position was $64 million on Aug. 31, 2010, and $43 million on Aug. 31, 2009, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The company sells a broad range of agricultural products to a diverse group of customers throughout the world. In the United States, the company makes substantial sales to relatively few large wholesale customers. The company’s business is highly seasonal, and it is subject to weather conditions that affect commodity prices and seed yields. Credit limits, ongoing credit evaluation, and account monitoring procedures are used to minimize the risk of loss. Collateral or credit insurance is obtained when it is deemed appropriate by the company.
Monsanto regularly evaluates its business practices to minimize its credit risk. During fiscal years 2010, 2009 and 2008, the company engaged multiple banks primarily in the United States, Argentina, Brazil and Europe in the development of customer financing programs. For further information on these programs, see Note 7 — Customer Financing Programs.
NOTE 17. POSTRETIREMENT BENEFITS — PENSIONS

Most of Monsanto’s U.S. employees are covered by noncontributory pension plans sponsored by the company. Pension benefits are based on an employee’s years of service and compensation level. Funded pension plans in the United States and outside the United States were funded in accordance with the company’s long-range projections of the plans’ financial condition. These projections took into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.
Components of Net Periodic Benefit Cost
Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $85 million, $80 million and $68 million in fiscal years 2010, 2009, and 2008, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31,			Year Ended Aug. 31,			Year Ended Aug. 31,
	2010			2009			2008
		Outside			Outside			Outside
(Dollars in millions)	U.S.	the U.S.	Total	U.S.	the U.S.	Total	U.S.	the U.S.	Total

Service Cost for Benefits Earned During the Year	$49	$6	$55	$45	$7	$52	$39	$6	$45
Interest Cost on Benefit Obligation	91	14	105	100	15	115	94	15	109
Assumed Return on Plan Assets	(118)	(15)	(133)	(109)	(17)	(126)	(108)	(18)	(126)
Amortization of Unrecognized Net Loss	52	4	56	35	3	38	37	3	40
Curtailment and Settlement Charge (Gain)	3	(1)	2	—	1	1	—	—	—

Total Net Periodic Benefit Cost	$77	$8	$85	$71	$9	$80	$62	$6	$68

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2010, were:

(Dollars in millions)	U.S.	Outside the U.S.	Total

Current Year Actuarial Loss	$198	$29	$227
Recognition of Actuarial (Loss)	(52)	(10)	(62)
Current Year Prior Service (Credit) Cost	(3)	1	(2)
Recognition of Prior Service Credit (Cost)	(2)	2	—
Effect of Foreign Currency Translation Adjustments	—	(8)	(8)

Total Recognized in Accumulated Other Comprehensive Loss	$141	$14	$155

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
	2010		2009		2008
	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.

Discount Rate	5.30%	5.54%	6.50%	5.84%	6.05%	5.48%
Assumed Long-Term Rate of Return on Assets	7.75%	6.63%	8.00%	7.09%	8.25%	7.05%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	2.45%	4.04%	4.25%	4.14%	4.30%	3.28%

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status
Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2010, and Aug. 31, 2009, was as follows:

	U.S.		Outside the U.S.		Total
	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,744	$1,569	$307	$309	$2,051	$1,878
Service cost	49	45	6	7	55	52
Interest cost	91	100	14	15	105	115
Plan participants’ contributions	—	—	1	1	1	1
Plan amendments	(3)	—	1	—	(2)	—
Actuarial loss	210	145	32	6	242	151
Benefits paid	(138)	(115)	(23)	(16)	(161)	(131)
Special termination benefits	—	—	1	—	1	—
Settlements / curtailments	(3)	—	(6)	(2)	(9)	(2)
Currency loss	—	—	(26)	(13)	(26)	(13)
Other	—	—	12	—	12	—

Benefit Obligation at End of Period	$1,950	$1,744	$319	$307	$2,269	$2,051

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,281	$1,319	$235	$241	$1,516	$1,560
Actual (loss) gain on plan assets	126	(99)	25	4	151	(95)
Employer contribution(1)	114	176	19	11	133	187
Plan participants’ contributions	—	—	1	2	1	2
Benefits paid(1)	(138)	(115)	(23)	(16)	(161)	(131)
Currency loss	—	—	(22)	(10)	(22)	(10)
Other	—	—	8	3	8	3

Plan Assets at End of Period	$1,383	$1,281	$243	$235	$1,626	$1,516

Net Amount Recognized	$567	$463	$76	$72	$643	$535

(1)	Employer contributions and benefits paid include $12 million and $7 million paid from employer assets for unfunded plans in fiscal years 2010 and 2009, respectively.
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	U.S.		Outside the U.S.
	Year Ended Aug. 31,		Year Ended Aug. 31,
	2010	2009	2010	2009

Discount Rate	4.35%	5.30%	4.25%	5.54%
Rate of Compensation Increase	4.00%	2.45%	3.79%	4.04%

Fiscal year 2011 pension expense, which will be determined using assumptions as of Aug. 31, 2010, is expected to increase compared with fiscal year 2010 expense. The company decreased its discount rate assumption as of Aug. 31, 2010, to reflect current economic conditions of market interest rates.
The U.S. accumulated benefit obligation (ABO) was $1.8 billion and $1.7 billion as of Aug. 31, 2010, and Aug. 31, 2009, respectively. The ABO for plans outside of the United States was $268 million and $244 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The projected benefit obligation (PBO), ABO, and the fair value of the plan assets for pension plans with PBOs in excess of plan assets as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2010	2009	2010	2009	2010	2009

PBO	$1,950	$1,744	$283	$260	$2,233	$2,004
ABO	1,848	1,683	260	230	2,108	1,913
Fair Value of Plan Assets with PBOs in Excess of Plan Assets	1,383	1,281	226	206	1,609	1,487

The PBO, ABO, and the fair value of the plan assets for pension plans with ABOs in excess of plan assets as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2010	2009	2010	2009	2010	2009

PBO	$1,950	$1,744	$168	$165	$2,118	$1,909
ABO	1,848	1,683	157	142	2,005	1,825
Fair Value of Plan Assets with ABOs in Excess of Plan Assets	1,383	1,281	118	113	1,501	1,394

As of Aug. 31, 2010, and Aug. 31, 2009, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:
Net Amount Recognized

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Miscellaneous Short-Term Accruals	$4	$4	$6	$8	$10	$12
Postretirement Liabilities	563	459	76	75	639	534
Other Assets	—	—	(6)	(11)	(6)	(11)

Net Liability Recognized	$567	$463	$76	$72	$643	$535

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total
	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net Loss	$921	$775	$75	$64	$996	$839
Prior Service Cost (Credit)	1	6	1	(2)	2	4

Total	$922	$781	$76	$62	$998	$843

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $76 million and $1 million, respectively.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2010, and Aug. 31, 2009, and the target allocation range for fiscal year 2011, by asset category, follow. The fair value of assets for these plans was $1.4 billion and $1.3 billion as of Aug. 31, 2010, and Aug. 31, 2009, respectively.

	Target	Percentage of Plan Assets
	Allocation	As of Aug. 31,
Asset Category	2011	2010	2009

Equity Securities	50—60%	58.7%	59.5%
Debt Securities	35—45%	33.4%	28.3%
Real Estate	2—8%	2.9%	3.3%
Other	0—3%	5.0%	8.9%

Total		100.0%	100.0%

The expected long-term rate of return on these plan assets was 7.75 percent in fiscal year 2010, 8.0 percent in fiscal year 2009, and 8.25 percent in fiscal year 2008. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation for each asset class and adjusted for historical and expected experience of active portfolio management results compared to benchmark returns and the effect of expenses paid for plan assets.
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
Late in 2010, an asset/liability study was conducted to determine the optimal strategic asset allocation to meet the plan’s projected long-term benefit obligations and desired funded status. The target asset allocation resulting from the asset/liability study is outlined in the previous table.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plans Outside the United States: The weighted-average asset allocation for Monsanto’s pension plans outside of the United States as of Aug. 31, 2010, and Aug. 31, 2009, and the weighted-average target allocation for fiscal year 2011, by asset category, follow. The fair value of plan assets for these plans was $243 million and $235 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively.

	Target	Percentage of Plan Assets
	Allocation(1)	As of Aug. 31,
Asset Category	2011	2010	2009

Equity Securities	37%	30.6%	32.9%
Debt Securities	57%	54.5%	59.6%
Other	6%	14.9%	7.5%

Total		100.0%	100.0%

(1)	Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2011 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.
The weighted-average expected long-term rate of return on the plans’ assets was 6.6 percent in fiscal year 2010 and 7.1 percent in fiscal years 2009 and 2008. Determination of the expected long-term rate of return for plans outside the United States is consistent with the U.S. methodology.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements
U.S. Plans: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2010 Using
				Cash Collateral	Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Aug. 31, 2010

Investments at Fair Value:
Cash and Cash Equivalents	$14	$—	$—	$—	$14
Debt Securities:
U.S. government debt	—	159	—	—	159
U.S. agency debt	—	8	—	—	8
U.S. state and municipal debt	—	8	—	—	8
U.S. corporate debt	—	130	—	—	130
Foreign corporate debt	—	37	—	—	37
Other debt securities	—	15	—	—	15
Common and Preferred Stock:
Domestic small capitalization	50	—	—	—	50
Domestic large capitalization	223	—	—	—	223
International:
Developed markets	170	—	—	—	170
Emerging markets	34	1	—	—	35
Private Equity Investments	—	—	57	—	57
Partnership and Joint Venture Interests	—	—	36	—	36
Real Estate Investments	—	—	40	—	40
Interest in Pooled Funds:
Cash and cash equivalents funds	—	115	—	—	115
Common and preferred stock funds	—	168	—	—	168
Corporate debt funds	—	71	—	—	71
Mortgage-Backed securities funds	—	7	—	—	7
Interest in Pooled Collateral Fund Held Under
Securities Lending Agreement	—	168	—	—	168
Derivatives:
Equity index futures	5	—	—	(5)	—
Common and preferred stock sold short	—	(21)	—	21	—

Total Investments at Fair Value	$496	$866	$133	$16	$1,511

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.
The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2010.

(Dollars in millions)

Balance Sept. 1, 2009	$121
Purchases, sales, issuances, settlements and payments received	(1)
Unrealized loss in investments	13

Balance Aug. 31, 2010	$133

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2010.

(Dollars in millions)

Total Investments at Fair Value	$1,511
Liability to return collateral held under securities lending agreement	(168)
Non-interest bearing cash	1
Accrued income / expense	4
Other receivables and payables	35

Plan Assets at the End of the Period	$1,383

In managing the plan assets, Monsanto reviews and manages risk associated with funded status risk, market risk, liquidity risk and operational risk. Asset allocation determined in light of the plans’ liability characteristics and asset class diversification are central to the company’s risk management approach and are integral to the overall investment strategy. Further mitigation of asset class risk is achieved by investment style, investment strategy and investment management firm diversification. Investment guidelines are included in all investment management agreements with investment management firms managing publicly traded equities and fixed income accounts for the plan.
Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2010 Using
				Balance as of
(Dollars in millions)	Level 1	Level 2	Level 3	Aug. 31, 2010

Cash and Cash Equivalents	$13	$—	$—	$13
Debt Securities Foreign Government Debt	—	13	—	13
Common and Preferred stock:
Domestic large capitalization	21	—	—	21
International	28	—	—	28
Insurance Backed Securities	1	—	11	12
Interest in Pooled Funds:
Common and preferred stock funds	—	96	—	96
Government debt funds	—	1	—	1
Corporate debt funds	—	57	—	57

Total Investments at Fair Value	$63	$167	$11	$241

The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2010.

(Dollars in millions)

Balance Sept. 1, 2009	$6
Purchases, sales, issuances, settlements and payments received	5
Unrealized loss in investments	—

Balance Aug. 31, 2010	$11

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the investments at fair value to the plan asset as of Aug. 31, 2010.

(Dollars in millions)

Total Investments at Fair Value	$241
Non-interest bearing cash	1
Other receivables and payables	1

Plan Assets at the End of the Period	$243

In managing the plan assets, risk associated with funded status risk, market risk, liquidity risk and operational risk is considered. The design of a plan’s overall investment strategy will take into consideration one or more of the following elements: a plan’s liability characteristics, diversification across assets classes, diversification within assets classes and investment management firm diversification. Investment policies consistent with the plan’s overall investment strategy are established.
For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs, which have been determined to be immaterial. Assets that are measured using significant other observable inputs are primarily valued by reference to quoted prices of markets that are not active. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents: The carrying value of cash represents fair value as it consists of actual currency, and is classified as level 1.
Debt securities: Debt securities consist of U.S. and foreign corporate credit, U.S. and foreign government issues (including related agency debentures and mortgages), U.S. state and municipal securities, and U.S. term bank loans. Debt securities are generally priced by institutional bids, which reflect estimated values based on underlying model frameworks at various dealers and vendors, or are formally listed on exchanges, where dealers exchange bid and ask offers to arrive at most executed transaction prices. Term bank loans are priced in a similar fashion to corporate debt securities. All debt securities included in the plans are classified as Level 2.
Common and preferred stock: The plans’ common and preferred stock primarily consists of investments in listed U.S. and international company stock. Most stock investments are valued using quoted prices from the various public markets. Most equity securities trade on formal exchanges, both domestic and foreign (e.g., NYSE, NASDAQ, LSE), and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades, and are classified as Level 1. Some common and preferred stock holdings are not listed on established exchanges or actively traded inputs to determine their values are obtainable from public sources, and are thus classified as Level 2.
Private equity investments: The U.S. plan invests in private equity, which as an asset class is generally characterized as requiring long-term commitments where liquidity is typically limited. Therefore, private equity does not have an actively traded market with readily observable prices. Valuations depend on a variety of proprietary model methodologies, some of which may be derived from publicly available sources. However, there are also material inputs that are not readily observable, and that require subjective assessments. All private equity investments are classified as Level 3.
Partnership and joint venture interests: The U.S. plan invests in these investments which include interests in two limited partnership funds which are considered absolute return funds in which the manager takes long and short positions to generate returns. While most individual securities in these strategies would fall under level 1 or level 2 if held individually, the lack of available quotes and unique structure of the funds cause these to be classified as level 3.
Real estate investments: The U.S. plan invests in U.S. real estate through indirect ownership entities, which are structured as limited partnerships or private real estate investment trusts (REITs). Real estate investments are generally illiquid long-term assets valued in large part using inputs not readily observable in the public markets. There are no formal listed markets for either the funds’ underlying commercial properties, or for shares in any given fund. All real estate investments are classified as Level 3.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest in pooled funds: Investments are structured as commingled pools, or funds. These funds are comprised of other broad asset category types, such as equity and debt securities, derivatives and cash and equivalents. The underlying holdings are all based on unadjusted quoted market prices in an active exchange market, and the total fund value can be ascertained from readily available market data. However, because there are no publicly available market quotes for the pooled funds themselves, all pooled funds are classified as Level 2.
Derivatives: The U.S. plan is permitted to use financial derivative instruments to hedge certain risks and for investment purposes. The plan enters into futures contracts in the normal course of its investing activities to manage market risk associated with the plan’s equity and fixed income investments and to achieve overall investment portfolio objectives. The credit risk associated with these contracts is minimal as they are traded on organized exchanges and settled daily. Exchange-traded equity index and interest rate futures are measured at fair value using quoted market prices making them qualify as Level 1 investments. The notional value of all derivatives was $154 million as of Aug. 31, 2010.
The U.S. plan also holds listed common and preferred stock short sale positions, which involves a counterparty arrangement with a prime broker. The existence of the prime broker counter-party relationship introduces the possibility that short sale market values may need to be adjusted to reflect any counter-party risk, however no such adjustment was required as of Aug. 31, 2010. Therefore, the short positions have been classified as Level 2. The notional value of the short position derivatives was $23 million as of Aug. 31, 2010.
Insurance backed securities: Insurance backed securities are contracts held with an insurance company. The fair value of the investments is determined based upon the value of the underlying investments as determined by the insurance company. These investments are classified as Level 3.
Collateral held under securities lending agreement: The U.S. plan participates in a securities lending program through Northern Trust. Securities loaned are fully collateralized by cash and U.S. government securities. Because the collateral pool itself lacks a formal public market and price quotes, it is classified as Level 2.
Expected Cash Flows
Information about the expected cash flows for the pension plans follows:

		Outside the
(Dollars in millions)	U.S.	U.S.

Employer Contributions 2011	$34	$11
Benefit Payments
2011	164	17
2012	151	17
2013	151	22
2014	153	20
2015	153	21
2016-2020	773	99

The company may contribute additional amounts to the plans depending on the level of future contributions required.
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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

years of service or compensation levels, or both. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Total postretirement benefit costs for Monsanto employees and the former employees included in Monsanto’s Statements of Consolidated Operations in fiscal years 2010, 2009 and 2008, were $8 million, $14 million and $30 million, respectively.
The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Service Cost for Benefits Earned During the Period	$9	$11	$12
Interest Cost on Benefit Obligation	12	17	17
Amortization of Prior Service Cost	(3)	—	—
Amortization of Actuarial Gain	(10)	—	—
Amortization of Unrecognized Net Gain	—	(14)	(3)
Settlement Charge	—	—	4

Total Net Periodic Benefit Cost	$8	$14	$30

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2010, were:

	Year Ended Aug. 31
(Dollars in millions)	2010	2009

Net Loss (Gain)	$21	$(17)
Amortization of Prior Service Cost	1	1
Amortization of Loss	11	13

Total Recognized in Accumulated Other Comprehensive Loss (Income)	$33	$(3)

The following assumptions, calculated on a weighted-average basis, were used to determine the postretirement costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31,
	2010	2009	2008

Discount Rate	5.30%	6.50%	6.05%
Initial Trend Rate for Health Care Costs	6.00%	6.50%	7.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%	5.00%

A 6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. This assumption is consistent with the plans’ recent experience and expectations of future growth. It is assumed that the rate will decrease gradually to 5 percent for 2012 and remain at that level thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A 1 percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on Total of Service and Interest Cost	$1	$(1)

Effect on Postretirement Benefit Obligation	$1	$(1)

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009

Change in Benefit Obligation:
Benefit obligation at beginning of period	$248	$261
Service cost	9	11
Interest cost	12	17
Actuarial loss (gain)	21	(18)
Plan participant contributions	3	3
Plan amendments	(2)	—
Medicare Part D subsidy receipts	2	1
Benefits paid(1)	(29)	(27)

Benefit Obligation at End of Period	$264	$248

(1)	Benefits paid under the other postretirement benefit plans include $29 million and $27 million from employer assets in fiscal years 2010 and 2009, respectively.
Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	Year Ended Aug. 31,
	2010	2009

Discount Rate Postretirement	4.10%	5.30%
Discount Rate Postemployment	2.30%	3.50%
Initial Trend Rate for Health Care Costs(1)	7.00%	6.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2010, this rate is assumed to decrease gradually to 5 percent for 2017 and remain at that level thereafter.
As of Aug. 31, 2010, and Aug. 31, 2009, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,
(Dollars in millions)	2010	2009

Miscellaneous Short-Term Accruals	$25	$26
Postretirement Liabilities	239	222

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.
The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009

Net (Loss) Gain	$(1)	$31
Prior Service Credit	4	5

Total	$3	$36

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated net gain or loss and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1 million, respectively.
Expected Cash Flows
Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2011	$26
Benefit Payments(1)
2011	26
2012	27
2013	27
2014	27
2015	27
2016-2020	115

(1)	Benefit payments are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which are estimated to be $2 million through 2013.
Expected contributions include other postretirement benefits of $26 million to be paid from employer assets in fiscal year 2011. Total benefits expected to be paid include both the company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.
Other Sponsored Plans
Other plans are offered to certain eligible employees. There is an accrual of $43 million and $37 million as of Aug. 31, 2010, and Aug. 31, 2009, respectively, in the Statements of Consolidated Financial Position for anticipated payments to employees who have retired or terminated their employment.
NOTE 19. EMPLOYEE SAVINGS PLANS

Monsanto-Sponsored Plans
The U.S. tax-qualified Monsanto Savings and Investment Plan (Monsanto SIP) was established in June 2001 as a successor to a portion of the Pharmacia Corporation Savings and Investment Plan. The Monsanto SIP is a defined contribution profit-sharing plan with an individual account for each participant. Employees who are 18 years of age or older are generally eligible to participate in the plan. The Monsanto SIP provides for voluntary contributions, generally ranging from 1 percent to 25 percent of an employee’s eligible pay. Monsanto matches employee contributions to the plan with shares released from the leveraged employee stock ownership plan (Monsanto ESOP). The Monsanto ESOP is leveraged by debt due to Monsanto. The debt, which was $4 million as of Aug. 31, 2010, is repaid primarily through company contributions and dividends paid on Monsanto common stock held in the ESOP. The Monsanto ESOP debt was restructured in December 2004 to level out the future allocation of stock in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, including the increased diversification rights that were provided to certain participants, was completed in accordance with the best interests of plan participants. As a result of these enhancements related to the 2004 restructuring, a liability of $51 million and $47 million was included in other liabilities in the Statements of Consolidated Financial Position as of Aug. 31, 2010, and Aug. 31, 2009, respectively, to reflect the 2004 ESOP enhancements.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Monsanto ESOP debt was again restructured in November 2008. The terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company as fiduciary for the plan. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was in the best interests of participants in the plan’s ESOP component. As a result of these enhancements related to the 2008 ESOP restructuring, Monsanto committed to funding an additional $8 million to the plan, above the number of shares currently scheduled for release under the restructured debt schedule. Pursuant to the agreement, a $4 million Special Allocation was allocated proportionately to eligible participants in May 2009 and funded using plan forfeitures and dividends on Monsanto common stock held in the ESOP suspense account. As of Aug. 31, 2010, and Aug. 31, 2009, a liability of $5 million was included in other liabilities in the Statements of Consolidated Financial Position to reflect the 2008 ESOP enhancements.
As of Aug. 31, 2010, the Monsanto ESOP held 7.5 million shares of Monsanto common stock (allocated and unallocated). The unallocated shares of Monsanto common stock held by the ESOP are allocated each year to employee savings accounts as matching contributions in accordance with the terms of the Monsanto SIP. During fiscal year 2010, 0.7 million Monsanto shares were allocated specifically to Monsanto participants, leaving 1.3 million shares of Monsanto common stock remaining in the Monsanto ESOP and unallocated as of Aug. 31, 2010.
Contributions to the plan are required annually in amounts sufficient to fund ESOP debt repayment. Dividends paid on the shares held by the Monsanto ESOP were $9 million in 2010, $9 million in 2009 and $7 million in 2008. These dividends were greater than the cost of the shares allocated to the participants and the Monsanto contributions resulting in total ESOP expense of less than $1 million in 2010, 2009 and 2008.
Other Sponsored Plans
De Ruiter Seeds Group, B.V. (De Ruiter) maintained a qualified company-sponsored defined contribution savings plan covering eligible employees. Effective Dec. 31, 2009, this plan was frozen. Effective Oct. 1, 2009, De Ruiter employees became eligible to participate in the Monsanto SIP. The assets of the De Ruiter Savings Plan that had been allocated to the participants were transferred to the Monsanto SIP on Dec. 31, 2009.
NOTE 20. STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense of $105 million, $131 million and $90 million was recognized under Compensation — Stock Compensation topic of the ASC in fiscal years 2010, 2009 and 2008, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Compensation cost capitalized as part of inventory was $8 million, $7 million, and $5 million as of Aug. 31, 2010, Aug. 31, 2009, and Aug. 31, 2008. Compensation — Stock Compensation topic of the ASC requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Monsanto’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. The excess tax benefits were recorded as an increase to additional paid-in capital. The following table shows the components of

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock-based compensation in the Statements of Consolidated Operations and Statements of Consolidated Cash Flows.

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Cost of Goods Sold	$(16)	$(21)	$(9)
Selling, General and Administrative Expenses	(61)	(72)	(63)
Research and Development Expenses	(24)	(23)	(18)
Restructuring Charges	(4)	(15)	—

Total Stock-Based Compensation Expense Included in Operating Expenses	(105)	(131)	(90)

Loss from Continuing Operations Before Income Taxes	(105)	(131)	(90)
Income Tax Benefit	36	45	32

Net Loss	$(69)	$(86)	$(58)

Basic Loss per Share	$(0.13)	$(0.16)	$(0.11)
Diluted Loss per Share	$(0.13)	$(0.15)	$(0.10)

Net Cash Required by Operating Activities	$(43)	$(35)	$(198)
Net Cash Provided by Financing Activities	$43	$35	$198

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
The plans provide that the term of any option granted may not exceed 10 years and that each option may be exercised for such period as may be specified in the terms and conditions of the grant, as approved by the People and Compensation Committee of the board of directors. Generally, the options vest over three years, with one-third of the total award vesting each year. Grants of restricted stock or restricted stock units generally vest at the end of a three-year or five-year service period as specified in the terms and conditions of the grant, as approved by the Chairperson of the People and Compensation Committee of the board of directors. Restricted stock and restricted stock units represent the right to receive a number of shares of stock dependent upon vesting requirements. Vesting is subject to the terms and conditions of the grant, which generally require the employees’ continued employment during the designated service period and may also be subject to Monsanto’s attainment of specified performance criteria during the designated performance period. Shares related to restricted stock and restricted stock units are released to employees upon satisfaction of all vesting requirements. During fiscal years 2010, 2009 and 2008, Monsanto issued 41,980, 200,060 and 874,900 restricted stock units, respectively, to certain Monsanto employees under a one-time, broad-based program, as approved by the People and Compensation Committee of the board of directors. Compensation expense for stock options, restricted stock and restricted stock units is measured at fair value on the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award.
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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of the company’s common stock between the grant date of the award and the date of exercise. Cash settled restricted stock units and phantom stock awards entitle employees to receive a cash amount determined by the fair value of the company’s common stock on the vesting date. As of Aug. 31, 2010, the fair value of stock appreciation rights, restricted stock units and phantom stock accounted for as liability awards was less than $1 million, less than $1 million and $1 million, respectively. The fair value is remeasured at the end of each reporting period until exercised, and compensation expense is recognized over the requisite service period in accordance with Compensation-Stock Compensation topic of the ASC. Share-based liabilities paid related to stock appreciation rights were less than $1 million in each of the fiscal years 2010, 2009 and 2008. Additionally, $1 million was paid related to phantom stock in each of the fiscal years 2010, 2009 and 2008.
Monsanto also issues share-based awards under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan) for directors who are not employees of Monsanto or its affiliates. Under the Director Plan, half of the annual retainer for each nonemployee director is paid in the form of deferred stock — shares of common stock to be delivered at a specified future time. The remainder is payable, at the election of each director, in the form of restricted common stock, deferred common stock, current cash and/or deferred cash. The Director Plan also provides that a nonemployee director will receive a one-time restricted stock grant upon becoming a member of Monsanto’s board of directors which is equivalent to the annual retainer divided by the closing stock price on the service commencement date. The restricted stock grant will vest on the third anniversary of the grant date. Awards of deferred stock and restricted stock under the Director Plan are automatically granted under the LTIP as provided for in the Director Plan. The grant date fair value of awards outstanding under the Director Plan was $13 million as of Aug. 31, 2010. Compensation expense for most awards under the Director Plan is measured at fair value at the date of grant, net of estimated forfeitures, and recognized over the vesting period of the award. There were no share-based liabilities paid under the Director Plan in 2010, 2009 or 2008. Additionally, 290,857 shares of directors’ deferred stock related to grants and dividend equivalents received in prior years were vested and outstanding at Aug. 31, 2010.
A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2007, through Aug. 31, 2010, follows:

		Outstanding
		Weighted-Average
	Options	Exercise Price

Balance Outstanding Sept. 1, 2007	23,801,494	$23.27
Granted	2,500,920	87.96
Exercised	(6,190,876)	18.28
Forfeited	(201,162)	68.00

Balance Outstanding Aug. 31, 2008	19,910,376	32.49
Granted	2,852,030	88.96
Exercised	(1,821,983)	21.37
Forfeited	(187,919)	82.39

Balance Outstanding Aug. 31, 2009	20,752,504	40.78
Granted	3,337,920	70.75
Exercised	(2,632,279)	21.14
Forfeited	(459,938)	76.75

Balance Outstanding Aug. 31, 2010	20,998,207	$47.22

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto stock options outstanding as of Aug. 31, 2010, are summarized as follows:

(Dollars in
millions, except
per share amounts)	Options Outstanding				Options Exercisable
						Weighted-
		Weighted-Average				Average
		Remaining	Weighted-	Aggregate		Remaining	Weighted-	Aggregate
Range of		Contractual Life	Average	Intrinsic		Contractual Life	Average	Intrinsic
Exercise Price	Options	(Years)	Exercise Price	Value(1)	Options	(Years)	Exercise Price	Value(1)

$7.32 - $10.00	2,117,521	2.04	$8.54	$93	2,117,521	2.04	$8.54	$93
$10.01-$20.00	1,782,432	3.23	$16.19	$65	1,782,432	3.23	$16.19	$65
$20.01-$30.00	5,784,776	4.63	$25.51	$157	5,784,776	4.63	$25.51	$157
$30.01-$80.00	6,490,257	7.50	$56.88	$30	3,389,996	6.06	$44.21	$30
$80.01-$141.50	4,823,221	7.63	$88.68	$—	2,676,986	7.48	$88.51	$—

	20,998,207	5.83	$47.22	$345	15,751,711	4.92	$36.91	$345

(1)	The aggregate intrinsic value represents the total pretax intrinsic value, based on Monsanto’s closing stock price of $52.65 as of Aug. 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
At Aug. 31, 2010, 20,591,969 nonqualified stock options were vested or expected to vest. The weighted-average remaining contractual life of these stock options was 5.77 years and the weighted-average exercise price was $46.62 per share. The aggregate intrinsic value of these stock options was $345 million at Aug. 31, 2010.
The weighted-average grant-date fair value of nonqualified stock options granted during fiscal 2010, 2009 and 2008 was $24.03, $37.39 and $30.04, respectively, per share. The total pretax intrinsic value of options exercised during the fiscal years ended 2010, 2009 and 2008 was $137 million, $112 million and $562 million, respectively. Pretax unrecognized compensation expense for stock options, net of estimated forfeitures, was $66 million as of Aug. 31, 2010, and will be recognized as expense over a weighted-average remaining vesting period of 1.8 years.
A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2010 follows:

		Weighted-Average		Weighted-		Weighted-Average
	Restricted	Grant Date Fair	Restricted	Average Grant	Directors’	Grant Date Fair
	Stock	Values	Stock Units	Date Fair Values	Deferred Stock	Value

Nonvested as of Aug. 31, 2009	80,586	$41.79	1,450,827	$113.27	—	—
Granted	—	$—	337,021	$69.57	17,970	$81.94
Vested	35,550	$40.91	269,994	$97.64	17,970	$81.94
Forfeitures	3,066	$48.60	131,083	$99.63	—	—

Nonvested as of Aug. 31, 2010	41,970	$42.04	1,386,771	$106.76	—	—

The weighted-average grant-date fair value of restricted stock granted during fiscal years 2009 and 2008 was $81.55 and $131.54, respectively, per share. There were no restricted stock grants in fiscal year 2010. The weighted-average grant-date fair value of restricted stock units granted during fiscal years 2010, 2009 and 2008 was $69.57, $82.01 and $128.13, respectively, per share. The weighted-average grant-date fair value of directors’ deferred stock granted during fiscal years 2010, 2009 and 2008 was $81.94, $113.13 and $71.64, respectively, per share. The total fair value of restricted stock that vested during fiscal years 2010, 2009 and 2008 was $1 million, $2 million and $2 million, respectively. The total fair value of restricted stock units that vested during fiscal years 2010, 2009 and 2008 was $26 million, $10 million and $7 million, respectively. The total fair value of directors’ deferred stock vested during fiscal years 2010, 2009 and 2008 was $1 million per year.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pretax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was less than $1 million and $55 million, respectively, as of Aug. 31, 2010, which will be recognized as expense over the weighted-average remaining requisite service periods. At Aug. 31, 2010, there was no unrecognized compensation expense related to directors’ deferred stock. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.2 years and 2.3 years, respectively, as of Aug. 31, 2010.
Valuation and Expense Information under Compensation-Stock Compensation topic of the ASC: Monsanto estimates the value of employee stock options on the date of grant using a lattice-binomial model. A lattice-binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including volatility, risk-free interest rate and expected dividends. Expected volatilities used in the model are based on implied volatilities from traded options on Monsanto’s stock and historical volatility of Monsanto’s stock price. The expected life represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the model. The lattice-binomial model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The following assumptions were used to calculate the estimated value of employee stock options:

	Lattice-binomial

Assumptions	2010	2009	2008

Expected Dividend Yield	1.3%	0.9%	1.2%
Expected Volatility	28%-43%	37%-69%	30%-54%
Weighted-Average Volatility	40.0%	45.5%	35.9%
Risk-Free Interest Rates	2.35%-3.16%	1.72%-3.39%	2.77%-4.18%
Weighted-Average Risk-Free Interest Rate	3.03%	3.35%	4.2%
Expected Option Life (in years)	6.3	6.4	6

Monsanto estimates the value of restricted stock units using the fair value on the date of grant. When dividends are not paid on outstanding restricted stock units, the award is valued by reducing the grant-date price by the present value of the dividends expected to be paid, discounted at the appropriate risk-free interest rate. The fair value of restricted stock units granted is calculated using the same expected dividend yield and weighted-average risk-free interest rate assumptions as those used for stock options.
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
There were no shares of preferred stock outstanding as of Aug. 31, 2010, or Aug. 31, 2009. As of Aug. 31, 2010, and Aug. 31, 2009, 540.4 million and 545.4 million of common stock were outstanding, respectively. In addition, 108 million shares of common stock were approved for employee and director stock options, of which 12 million and 16 million were remaining in reserve at Aug. 31, 2010, and Aug. 31, 2009, respectively.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2005, the board of directors authorized the purchase of up to $800 million of the company’s common stock over a four year period. In 2009 and 2008, the company purchased $129 million and $361 million, respectively, of common stock under the $800 million authorization. A total of 11.2 million shares have been repurchased under this program, and it was completed on Dec. 23, 2008.
In April 2008, the board of directors authorized a repurchase program of up to $800 million of the company’s common stock over a three year period. In 2010 and 2009, the company purchased $531 million and $269 million, respectively, of common stock under the $800 million authorization. A total of 11.3 million shares have been repurchased under this program, and it was completed on Aug. 24, 2010.
In June 2010, the board of directors authorized a new repurchase program of up to an additional $1 billion of the company’s common stock over a three year period beginning July 1, 2010. This repurchase program commenced on Aug. 24, 2010, and will expire on Aug. 24, 2013. Through Aug. 31, 2010, less than one million shares had been repurchased for $1 million under the June 2010 program.
NOTE 22. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized.
Information regarding accumulated other comprehensive income (loss) is as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Accumulated Foreign Currency Translation Adjustments	$(240)	$(141)	$192
Net Unrealized Loss on Investments, Net of Tax	—	(6)	(5)
Net Accumulated Derivative (Loss) Income, Net of Tax	(48)	(101)	43
Postretirement Benefit Plan Activity, Net of Tax	(609)	(496)	(308)

Accumulated Other Comprehensive Loss	$(897)	$(744)	$(78)

NOTE 23. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the periods shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. These dilutive potential common shares consisted of 7.1 million, 8.5 million and 10.8 million, in fiscal years 2010, 2009 and 2008, respectively. Approximately 8 million, 5 million and less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the years ended Aug. 31, 2010, 2009 and 2008, respectively, as their effect is antidilutive. Of those antidilutive options, approximately 8 million, 5 million and less than 0.1 million stock options were excluded from the computations of dilutive potential common shares for the fiscal years ended Aug. 31, 2010, 2009 and 2008, respectively, as their exercise prices were greater than the average market price of common shares for the period.
Effective Sept. 1, 2009, the company retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC. The adoption of this

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

standard increased the weighted average number of basic and diluted shares by 0.6 million and 0.4 million, respectively, for the fiscal year ended Aug. 31, 2009, and by 0.8 million and 0.4 million, respectively, for the fiscal year ended Aug. 31, 2008, respectively.

	Year Ended Aug. 31,
	2010	2009	2008

Weighted-Average Number of Common Shares	543.7	547.1	548.9
Dilutive Potential Common Shares	7.1	8.5	10.8

NOTE 24. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes during fiscal years 2010, 2009 and 2008, were as follows:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Interest	$156	$136	$105
Taxes	497	657	596

During fiscal years 2010, 2009 and 2008, the company recorded the following noncash investing and financing transactions:
•	During fiscal year 2010, the company recognized noncash transactions related to restructuring. See Note 5 — Restructuring.

•	During fiscal year 2010, the company recognized noncash transactions related to a paid-up license agreement for Glyphosate manufacturing technology. Intangibles of $39 million were recorded on the Statement of Consolidated Financial Position. See Note 10 — Goodwill and Other Intangible Assets — for further details.

•	In third quarter 2010, Monsanto acquired the Chesterfield Village Research Center from Pfizer for $435 million. The seller financed $324 million of this purchase. As of Aug. 31, 2010, $188 million is included in short-term debt and $136 million is included in long-term debt on the Statements of Consolidated Financial Position. See Note 14 — Debt and Other Credit Arrangements — for further details.

•	During fiscal years 2010, 2009 and 2008, the company recognized noncash transactions related to restricted stock units and acquisitions. See Note 20 — Stock-Based Compensation Plans — for further discussion of restricted stock units and Note 4 — Business Combinations — for details of adjustments to goodwill.

•	In fourth quarter 2010, 2009 and 2008, the board of directors declared a dividend payable in first quarter 2011, 2010 and 2009, respectively. As of Aug. 31, 2010, 2009 and 2008, a dividend payable of $151 million, $145 million and $132 million, respectively, was recorded.

•	In 2009 and 2008, intangible assets of $4 million and $16 million, long-term investments of $2 million and $7 million, and liabilities of $6 million and $23 million, respectively, were recorded as a result of payment provisions under collaboration and license agreements. See Note 11 — Investments and Equity Affiliates — for further discussion of the investments.

•	In 2009, the company recognized noncash transactions related to a new capital lease. Long-term debt, short-term debt and assets of $18 million, $2 million, and $20 million, respectively, were recorded as a result of payment provisions under the lease agreement.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	In 2008, intangible assets in the amount of $20 million and a liability in the amount of $10 million were recorded as a result of payment provisions under a joint venture agreement. See Note 11 — Investments and Equity Affiliates — for further discussion of the agreement.
NOTE 25. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2010.

	Payments Due by Fiscal Year Ending Aug. 31,
							2016 and
(Dollars in millions)	Total	2011	2012	2013	2014	2015	beyond

Total Debt, including Capital Lease Obligations	$2,103	$241	$624	$3	$3	$3	$1,229
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,433	107	107	71	71	71	1,006
Operating Lease Obligations	538	117	108	89	71	43	110
Purchase Obligations:
Uncompleted additions to property	103	103	—	—	—	—	—
Commitments to purchase inventories	1,837	881	229	201	187	183	156
Commitments to purchase breeding research	129	45	45	3	3	3	30
R&D alliances and joint venture obligations	164	71	37	19	12	8	17
Other purchase obligations	9	4	4	1	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	127	71	—	—	—	—	56
Unrecognized tax benefits(3)	292	6
Other liabilities	186	26	18	21	15	7	99

Total Contractual Obligations	$6,921	$1,672	$1,172	$408	$362	$318	$2,703

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2010.

(2)	Includes the company’s planned pension and other postretirement benefit contributions for 2011. The actual amounts funded in 2011 may differ from the amounts listed above. Contributions in 2012 through 2015 are excluded as those amounts are unknown. Refer to Note 17 — Postretirement Benefits — Pensions — and Note 18 — Postretirement Benefits — Health Care and Other Postemployment Benefits — for more information. The 2016 and beyond amount relates to the ESOP enhancement liability balance. Refer to Note 19 — Employee Savings Plans — for more information.

(3)	Unrecognized tax benefits relate to uncertain tax positions recorded under the Income Taxes topic of the ASC. The company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. See Note 13 — Income Taxes — for more information.
Leases: The company routinely leases buildings for use as administrative offices or warehousing, land for research facilities, company aircraft, railcars, motor vehicles and equipment. Assets held under capital leases are included in property, plant and equipment. Certain operating leases contain renewal options that may be exercised at Monsanto’s discretion. The expected lease term is considered in the decision about whether a lease should be recorded as capital or operating.
Certain operating leases contain escalation provisions for an annual inflation adjustment factor and some are based on the CPI published by the Bureau of Labor Statistics. Additionally, certain leases require Monsanto to pay for property taxes, insurance, maintenance, and other operating expenses called rent adjustments, which are subject to change over the life of the lease. These adjustments were not determinable at the time the lease agreements were executed. Therefore, Monsanto recognizes the expenses for rent and rent adjustments when they become known and payable, which is more representative of the time pattern in which the company derives the related benefit in accordance with the Leases topic of the ASC.
Other lease agreements provide for base rent adjustments contingent upon future changes in Monsanto’s use of the leased space. At the inception of these leases, Monsanto does not have the right to control more than the percentage defined in the lease agreement of the leased property. Therefore, as the company’s use of the leased space increases, the company recognizes rent expense for the additional leased property during the period during which the company has the right to control the use of additional property in accordance with the Leases topic of the ASC.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense was $193 million for fiscal year 2010, $205 million for fiscal year 2009 and $165 million for fiscal year 2008.
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
In various circumstances, Monsanto has agreed to indemnify or reimburse other parties for various losses or expenses. For example, like many other companies, Monsanto has agreed to indemnify its officers and directors for liabilities incurred by reason of their position with Monsanto. Contracts for the sale or purchase of a business or line of business may require indemnification for various events, including certain events that arose before the sale, or tax liabilities that arise before, after or in connection with the sale. Certain seed licensee arrangements indemnify the licensee against liability and damages, including legal defense costs, arising from any claims of patent, copyright, trademark, or trade secret infringement related to Monsanto’s trait technology. Germplasm licenses generally indemnify the licensee against claims related to the source or ownership of the licensed germplasm. Litigation settlement agreements may contain indemnification provisions covering future issues associated with the settled matter. Credit agreements and other financial agreements frequently require reimbursement for certain unanticipated costs resulting from changes in legal or regulatory requirements or guidelines. These agreements may also require reimbursement of withheld taxes, and additional payments that provide recipients amounts equal to the sums they would have received had no such withholding been made. Indemnities like those in this paragraph may be found in many types of agreements, including, for example, operating agreements, leases, purchase or sale agreements and other licenses. Leases may require indemnification for liabilities Monsanto’s operations may potentially create for the lessor or lessee. It is not possible to predict the maximum future payments possible under these or similar provisions because it is not possible to predict whether any of these contingencies will come to pass and if so, to what extent. Historically, these types of provisions did not have a material effect on Monsanto’s financial position, profitability or liquidity. Monsanto believes that if it were to incur a loss in any of these matters, it would not have a material effect on its financial position, profitability or liquidity. Based on the company’s current assessment of exposure, Monsanto has recorded a liability of $3 million as of fiscal years 2010 and 2009, related to these indemnifications.
Monsanto provides guarantees for certain customer loans in the United States, Brazil, Europe and Argentina. See Note 7 — Customer Financing Programs — for additional information.
Information regarding Monsanto’s indemnification obligations to Pharmacia under the Separation Agreement can be found below in the “Litigation” section of this note.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2010, and Aug. 31, 2009, by significant customer concentrations:

	As of Aug. 31,
(Dollars in millions)	2010	2009

U.S. Agricultural Product Distributors	$634	$577
Europe-Africa(1)	399	470
Argentina(1)	152	183
Asia-Pacific(1)	142	123
Mexico(1)	122	81
Brazil(1)	105	75
Canada(1)	26	84
Other	153	125

Gross Trade Receivables	1,733	1,718
Less: Allowance for Doubtful Accounts	(143)	(162)

Net Trade Receivables	$1,590	$1,556

(1)	Represents customer receivables within the specified geography.
Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and also, pursuant to indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has established a reserve for the estimated liabilities. Portions of the liability for which the amount and timing of cash payments are fixed or readily determinable were discounted, using a risk-free discount rate adjusted for inflation ranging from 2.2 percent to 3.5 percent. The remaining portions of the liability were not subject to discounting because of uncertainties in the timing of cash outlay. The following table provides a detailed summary of the discounted and undiscounted amounts included in the environmental and litigation liabilities:

(Dollars in millions)

Aggregate Undiscounted Amount	$122

Discounted Portion:
Expected payment (undiscounted) for:
2011	16
2012	13
2013	18
2014	11
2015	7
Undiscounted aggregate expected payments after 2015	99

Aggregate Amount to be Discounted as of Aug. 31, 2010	164
Discount, as of Aug. 31, 2010	(31)

Aggregate Discounted Amount Accrued as of Aug. 31, 2010	$133

Total Environmental and Litigation Reserve as of Aug. 31, 2010	$255

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the environmental and litigation liabilities for fiscal years 2008, 2009, and 2010 are as follows:

Balance at Sept. 1, 2007	$278
Payments	(48)
Accretion	6
Additional liabilities recognized in fiscal year 2008	36

Balance at Aug. 31, 2008	$272
Payments	(85)
Accretion	8
Additional liabilities recognized in fiscal year 2009	56
Foreign currency translation and other	11

Balance at Aug. 31, 2009	$262
Payments	(57)
Accretion	5
Additional liabilities recognized in fiscal year 2010	45

Total Environmental and Litigation Reserve as of Aug. 31, 2010	$255

Environmental: Included in the liability are amounts related to environmental remediation of sites associated with Pharmacia’s former chemicals and agricultural businesses, with no single site representing the majority of the environmental liability. These sites are in various stages of environmental management: at some sites, work is in the early stages of assessment and investigation, while at others the cleanup remedies have been implemented and the remaining work consists of monitoring the integrity of that remedy. The extent of Monsanto’s involvement at the various sites ranges from less than 1 percent to 100 percent of the costs currently anticipated. At some sites, Monsanto is acting under court or agency order, while at others it is acting with very minimal government involvement.
Monsanto does not currently anticipate any material loss in excess of the amount recorded for the environmental sites reflected in the liability. However, it is possible that new information about these sites for which the accrual has been established, such as results of investigations by regulatory agencies, Monsanto, or other parties, could require Monsanto to reassess its potential exposure related to environmental matters. Monsanto’s future remediation expenses at these sites may be affected by a number of uncertainties. These uncertainties include, but are not limited to, the method and extent of remediation, the percentage of material attributable to Monsanto at the sites relative to that attributable to other parties, and the financial capabilities of the other potentially responsible parties. Monsanto cannot reasonably estimate any additional loss and does not expect the resolution of such uncertainties, or environmental matters not reflected in the liability, to have a material adverse effect on its consolidated results of operations, financial position or liquidity.
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
•	On Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Including litigation reflected in the liability, Monsanto is involved in various legal proceedings that arise in the ordinary course of its business or pursuant to Monsanto’s indemnification obligations to Pharmacia, as well as proceedings that management has considered to be material under SEC regulations. Some of the lawsuits seek damages in very large amounts, or seek to restrict the company’s business activities. Monsanto believes that it has meritorious legal positions and will continue to represent its interests vigorously in all of the proceedings that it is defending or prosecuting. Although the ultimate liabilities resulting from such proceedings, or the proceedings reflected in the above liability, may be significant to profitability in the period recognized, management does not anticipate they will have a material adverse effect on Monsanto’s consolidated financial position or liquidity. Specific information with respect to these proceedings appears below and in Part I — Item 3 — Legal Proceedings of Monsanto’s Report on Form 10-K.
•	On June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals heard oral argument in the case on April 20, 2010, and on July 30, 2010, the Court issued its decision affirming the decision of the District Court in all respects. The plaintiffs’ subsequent petition for rehearing and petition for rehearing en banc was denied in an order of the Court of Appeals issued on Sept. 14, 2010.
NOTE 26. SEGMENT AND GEOGRAPHIC DATA

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarters of 2009, respectively, are included in the all other crops seeds and traits operating segment. The

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Net Sales(1)
Corn seed and traits	$4,260	$4,113	$3,542
Soybean seed and traits	1,486	1,448	1,174
Cotton seed and traits	611	466	450
Vegetable seeds	835	808	744
All other crops seeds and traits	419	462	459

Total Seeds and Genomics	$7,611	$7,297	$6,369

Roundup and other glyphosate-based herbicides	$2,029	$3,527	$4,094
All other agricultural products	862	900	902

Total Agricultural Productivity	$2,891	$4,427	$4,996

Total	$10,502	$11,724	$11,365

EBIT(2)(3)(6)
Seeds and genomics	$1,597	$1,655	$1,200
Agricultural productivity	(25)	1,352	1,691

Total	$1,572	$3,007	$2,891

Depreciation and Amortization Expense(4)
Seeds and genomics	$461	$428	$399
Agricultural productivity	141	120	174

Total	$602	$548	$573

Equity Affiliate (Income) Expense
Seeds and genomics	$(15)	$(24)	$(2)
Agricultural productivity	—	—	—

Total	$(15)	$(24)	$(2)

Total Assets(5)
Seeds and genomics	$13,596	$13,382	$13,165
Agricultural productivity	4,271	4,495	4,826

Total	$17,867	$17,877	$17,991

Property, Plant and Equipment Purchases
Seeds and genomics	$623	$717	$779
Agricultural productivity	132	199	139

Total	$755	$916	$918

Investment in Equity Affiliates
Seeds and genomics	$131	$122	$104
Agricultural productivity	—	—	—

Total	$131	$122	$104

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income attributable to Monsanto Company as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income of $4 million, $18 million and $22 million from discontinued operations for fiscal years 2010, 2009 and 2008, respectively.

(4)	Agricultural Productivity depreciation and amortization includes $37 million from discontinued operations for fiscal year 2008.

(5)	Includes assets recorded in continuing operations and discontinued operations.

(6)	EBIT includes restructuring charges for fiscal years 2010 and 2009. See Note 5 — Restructuring — for additional information.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

EBIT(1)	$1,572	$3,007	$2,891
Interest Expense (Income) — Net	106	58	(22)
Income Tax Provision(2)	357	840	889

Net Income Attributable to Monsanto Company	$1,109	$2,109	$2,024

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax (benefit) provision on discontinued operations.
Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	Year Ended Aug. 31,			As of Aug. 31,
(Dollars in millions)	2010	2009	2008	2010	2009

United States	$6,012	$6,434	$5,693	$6,771	$6,199
Europe-Africa	1,272	1,763	1,919	1,157	1,409
Brazil	1,066	1,419	1,260	873	791
Asia-Pacific	692	568	811	322	282
Argentina	616	597	783	223	235
Canada	364	457	432	72	68
Mexico	312	332	301	86	83
Other	168	154	166	227	184

Total	$10,502	$11,724	$11,365	$9,731	$9,251

NOTE 27. OTHER EXPENSE AND SOLUTIA-RELATED ITEMS

The significant components of other expense were hedging expenses, the gain recorded on the Seminium acquisition, foreign currency transaction losses, and equity affiliate income. See Note 4 — Business Combinations — for further information regarding the Seminium acquisition. See Note 11 — Investments and Equity Affiliates — for information regarding equity affiliate income.
On Dec. 17, 2003, Solutia, Inc. (Solutia), and 14 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In accordance with a plan of reorganization approved by the Bankruptcy Court on Nov. 29, 2007, Solutia emerged from bankruptcy protection on Feb. 28, 2008. Upon Solutia’s emergence from bankruptcy, in satisfaction of Monsanto’s claims against Solutia, Monsanto received from Solutia: (1) approximately $163 million in cash (which represents proceeds from a rights offering from Solutia’s equity holders, third-party reimbursements and Monsanto’s administrative claim for environmental remediation payments it made in Anniston and Sauget during Solutia’s Chapter 11 proceeding in excess of $50 million); (2) approximately 2.5 million shares of common stock of Solutia, representing that portion of the equity of reorganized Solutia allocated to Monsanto under the plan which was not purchased by Solutia’s equity holders; (3) a credit in an amount in excess of $30 million against certain future payments by Monsanto to Solutia under supply contracts used in the production of an intermediate for glyphosate at Monsanto’s facility at Chocolate Bayou, Texas; (4) a release for Monsanto and Pharmacia from certain legacy liabilities associated with Pharmacia’s chemical business that arose prior to Sept. 1, 1997, including liabilities related to retiree medical, retiree life insurance, and disability benefits for individuals who retired or became disabled prior to Sept. 1, 1997; and (5) a release for Monsanto and Pharmacia for the litigation filed by Solutia, the Official Committee of Retirees, and the Official Committee of Equity Holders of Solutia against Monsanto and Pharmacia. Since Monsanto had previously recognized the expenses for the amounts incurred, the settlement amounts resulted in an

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

after-tax gain of approximately $130 million ($210 million pretax), or $0.23 per share. Also, included in the Consolidated Statement of Operations for 2008 are expenses of $23 million related to Solutia-related environmental and legal matters prior to Solutia’s emergence from bankruptcy.
NOTE 28. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising Costs: Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative (SG&A) expenses as they were incurred. Advertising costs were $135 million, $59 million and $95 million in 2010, 2009 and 2008, respectively.
Agency Fee and Marketing Agreement: In 1998, Pharmacia entered into an agency and marketing agreement with The Scotts Miracle-Gro Company (f/k/a The Scotts Company) (Scotts) with respect to the lawn-and-garden herbicide business, which was transferred to Monsanto in connection with its separation from Pharmacia. Scotts acts as Monsanto’s principal agent to market and distribute its lawn-and-garden herbicide products. The agreement has an indefinite term, except in certain countries in the European Union. The agreement related to those countries terminates on Sept. 30, 2011, with an option to extend to 2015. Under the agreement, beginning in fourth quarter 1998, Scotts was obligated to pay Monsanto a $20 million fixed fee each year (the annual payment) for the length of the contract to defray costs associated with the lawn-and-garden herbicide business. Monsanto records the annual payment from Scotts as a reduction of SG&A expenses ratably over the year to which the payment relates.
Monsanto is obligated to pay Scotts an annual commission based on the earnings of the lawn-and-garden herbicide business (before interest and income taxes). The amount of the commission due to Scotts varies depending on whether or not the earnings of the lawn-and-garden herbicide business exceed certain thresholds. The commission due to Scotts is accrued monthly and is included in SG&A expenses. The commission expense included in SG&A expenses was $90 million in fiscal year 2010, $71 million in fiscal year 2009, and $64 million in fiscal year 2008 (the commission expense presented herein is not netted with any payments received from Scotts).
NOTE 29. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the year ended Aug. 31, 2010, income from operations of discontinued businesses included a $4 million pretax gain related to the sale of assets. During the year ended Aug. 31, 2009, income from operations of discontinued businesses included an $11 million pretax gain related to the sale.
As of Aug. 31, 2010 and 2009, the remaining assets and liabilities of the Dairy business were insignificant.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following amounts related to the Dairy business have been segregated from continuing operations and reflected as discontinued operations.

	Year Ended Aug. 31,
(Dollars in millions)	2010	2009	2008

Net Sales	$—	$16	$214
Income from Operations of Discontinued Businesses(1)	4	19	20
Income Tax Provision(2)	—	8	3

Net Income of Discontinued Operations	$4	$11	$17

(1)	Includes pre-tax gain on Dairy business divesture of $11 million for fiscal year 2009.

(2)	Includes tax provision on Dairy business divesture of $6 million for fiscal year 2009.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 30. QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the fiscal year quarters in 2010 and 2009, which have been adjusted for discontinued operations. See Note 29 — Discontinued Operations — for further discussion of the divested Dairy business.

(Dollars in millions, except per share amounts)
	1st	2nd	3rd	4th
2010	Quarter	Quarter	Quarter	Quarter	Total

Net Sales	$1,697	$3,890	$2,962	$1,953	$10,502
Gross Profit	739	2,099	1,387	861	5,086
(Loss) Income from Continuing Operations Attributable to Monsanto Company(3)	(24)	887	384	(142)	1,105
Income (Loss) on Discontinued Operations	5	—	—	(1)	4
Net (Loss) Income	(19)	889	397	(139)	1,128
Net (Loss) Income Attributable to Monsanto Company(3)	$(19)	$887	$384	$(143)	$1,109

Basic (Loss) Earnings per Share Attributable to Monsanto Company:
(Loss) Income from Continuing Operations	$(0.04)	$1.63	$0.71	$(0.27)	$2.03
Income on Discontinued Operations	0.01	—	—	—	0.01
Net (Loss) Income Attributable to Monsanto Company	$(0.03)	$1.63	$0.71	$(0.27)	$2.04

Diluted (Loss) Earnings per Share Attributable to Monsanto Company:(1)
(Loss) Income from Continuing Operations	$(0.04)	$1.60	$0.70	$(0.27)	$2.01
Income on Discontinued Operations	0.01	—	—	—	—
Net (Loss) Income Attributable to Monsanto Company	$(0.03)	$1.60	$0.70	$(0.27)	$2.01

2009

Net Sales	$2,649	$4,035	$3,161	$1,879	$11,724
Gross Profit	1,550	2,521	1,834	857	6,762
Income (Loss) from Continuing Operations Attributable to Monsanto Company(3)	546	1,091	694	(233)	2,098
Income on Discontinued Operations	10	1	—	—	11
Net Income (Loss)	558	1,093	705	(223)	2,133
Net Income (Loss) Attributable to Monsanto Company(3)	$556	$1,092	$694	$(233)	$2,109

Basic Earnings (Loss) per Share Attributable to Monsanto Company:(2)
Income (Loss) from Continuing Operations	$0.99	$1.99	$1.27	$(0.42)	$3.83
Income (Loss) on Discontinued Operations	0.02	0.01	—	(0.01)	0.02
Net Income (Loss) Attributable to Monsanto Company	$1.01	$2.00	$1.27	$(0.43)	$3.85

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)(2)
Income (Loss) from Continuing Operations	$0.98	$1.96	$1.25	$(0.42)	$3.78
Income (Loss) on Discontinued Operations	0.02	0.01	—	(0.01)	0.02
Net Income (Loss) Attributable to Monsanto Company	$1.00	$1.97	$1.25	$(0.43)	$3.80

(1)	Because Monsanto reported a loss from continuing operations in the first and fourth quarters of 2010 and the fourth quarter of 2009, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.

MONSANTO COMPANY	2010 FORM 10-K

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Effective Sept. 1, 2009, Monsanto retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC.

(3)	Effective Sept. 1, 2009, Monsanto retrospectively adopted the new accounting guidance related to the Consolidation topic of the ASC.
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
ITEM 9B. OTHER INFORMATION

On Oct. 25, 2010, the People and Compensation Committee of Monsanto’s Board of Directors approved base salaries to become effective as of Jan. 10, 2011, for the named executive officers included in Monsanto’s proxy statement dated Dec. 7, 2009. A summary of cash compensation arrangements is included in Exhibit 10.25 to this Form 10-K and incorporated herein by reference.
Effective Aug. 1, 2010, we amended our Amended and Restated Deferred Payment Plan (the “Plan”) to (i) cease further deferral elections by employees with Change of Control Employment Security Agreements after Aug. 31, 2009, and by all other employees after Aug. 31, 2010, and (ii) eliminate the Plan’s automatic deferral provisions for employees who enter into Change of Control Employment Security Agreements after Aug. 31, 2010. This summary description does not purport to be complete and is qualified in its entirety by reference to the Plan and Amendments No. 1 and 2 to the Plan, copies of which are filed as Exhibits 10.16, 10.16.1, and 10.16.2 to this Form 10-K and incorporated herein by reference.

MONSANTO COMPANY	2010 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in Monsanto Company’s definitive proxy statement, which is expected to be filed with the SEC pursuant to Regulation 14A in December 2010 (Proxy Statement), is incorporated herein by reference:
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
Monsanto has adopted a Code of Ethics for Chief Executive and Senior Financial Officers (Code), which applies to its Chief Executive Officer and the senior leadership of its finance department, including its Chief Financial Officer and Controller. This Code is available on our Web site at www.monsanto.com, at the tab “Corporate Governance” under “Who We Are.” Any amendments to, or waivers from, the provisions of the Code will be posted to that same location within four business days, and will remain on the Web site for at least a 12-month period.
The following information with respect to the executive officers of the Company on Oct. 27, 2010, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

MONSANTO COMPANY	2010 FORM 10-K

		Year First
		Became
		an
	Present Position	Executive
Name — Age	with Registrant	Officer	Other Business Experience since Sept. 1, 2005*

Brett D. Begemann, 49	Executive Vice President, Seeds & Traits	2003	Executive Vice President, International Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Global Commercial — Monsanto Company, 10/07-10/09; present position, 10/09

Carl M. Casale, 49	Executive Vice President and Chief Financial Officer	2000	Executive Vice President, North America Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Strategy and Operations — Monsanto Company, 10/07-9/09; present position, 9/09

Robert T. Fraley, 57	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

Hugh Grant, 52	Chairman of the Board, President and Chief Executive Officer	2000	Present position, 10/03

Tom D. Hartley, 51	Vice President and Treasurer	2008	Technology Finance and Alliances Lead — Monsanto Company, 9/04-5/07; Director, International Finance — Monsanto Company, 5/07-12/08; present position, 12/08

Janet M. Holloway, 56	Senior Vice President, Chief of Staff and Community Relations	2000	Vice President and Chief of Staff — Monsanto Company, 4/05-10/07; present position, 10/07

Consuelo E. Madere, 49	Vice President, Vegetable Business	2009	General Manager, Europe-Africa — Monsanto Company, 8/05-7/08; President, Vegetable Seeds Division — Monsanto Company, 7/08-10/09; present position 10/09

Steven C. Mizell, 50	Executive Vice President, Human Resources	2004	Senior Vice President, Human Resources — Monsanto Company, 4/04-8/07; present position, 8/07

Kerry J. Preete, 50	Vice President, Crop Protection	2008	Vice President U.S. Crop Production — Monsanto Company, 05/03-11/05; President — Seminis Vegetable Seeds, 11/05-6/08; Vice President, International Commercial — Monsanto Company, 6/08-7/09; Vice President, Commercial and President, Roundup Division — Monsanto Company, 7/09-10/09; present position, 10/09

Nicole M. Ringenberg, 49	Vice President and Controller	2007	Asia Pacific Business Lead — Monsanto Company, 08/04 - 12/06; Vice President, Finance — Monsanto Company, 1/07-10/07; Vice President, Finance and Operations, Global Commercial — Monsanto Company, 10/07-10/09; Vice President, Finance, Seeds & Traits — Monsanto Company, 10/09-12/09; present position, 12/09

David F. Snively, 56	Executive Vice President, Secretary and General Counsel	2006	Deputy General Counsel, Core Functions — Monsanto Company, 2004-9/06; Senior Vice President, Secretary and General Counsel — Monsanto Company, 9/06-9/10; present position, 9/10

Gerald A. Steiner, 50	Executive Vice President, Sustainability & Corporate Affairs	2001	Executive Vice President, Commercial Acceptance — Monsanto Company, 6/03-12/08; present position, 12/08

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.
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

MONSANTO COMPANY	2010 FORM 10-K

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to our independent registered public accounting firm and approval of services by our audit and finance committee that appears in the Proxy Statement under the heading “Proxy Item No. 2: Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference.

MONSANTO COMPANY	2010 FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:
(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations”; “Statements of Consolidated Financial Position”; “Statements of Consolidated Cash Flows”; “Statements of Consolidated Shareowners’ Equity and Comprehensive Income.”

(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2010 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller (Principal Accounting Officer)

Date: Oct. 27, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK V. ATLEE III	Director	Oct. 27, 2010

(Frank V. AtLee III)

/s/ JOHN W. BACHMANN	Director	Oct. 27, 2010

(John W. Bachmann)

/s/ DAVID L. CHICOINE	Director	Oct. 27, 2010

(David L. Chicoine)

/s/ JANICE L. FIELDS	Director	Oct. 27, 2010

(Janice L. Fields)

/s/ HUGH GRANT	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)	Oct. 27, 2010

(Hugh Grant)

/s/ ARTHUR H. HARPER	Director	Oct. 27, 2010

(Arthur H. Harper)

/s/ GWENDOLYN S. KING	Director	Oct. 27, 2010

(Gwendolyn S. King)

/s/ C. STEVEN MCMILLAN	Director	Oct. 27, 2010

(C. Steven McMillan)

/s/ WILLIAM U. PARFET	Director	Oct. 27, 2010

(William U. Parfet)

/s/ GEORGE H. POSTE	Director	Oct. 27, 2010

(George H. Poste)

/s/ ROBERT J. STEVENS	Director	Oct. 27, 2010

(Robert J. Stevens)

/s/ CARL M. CASALE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Oct. 27, 2010

(Carl M. Casale)

MONSANTO COMPANY	2010 FORM 10-K

Signature	Title	Date

/s/ NICOLE M. RINGENBERG	Vice President and Controller (Principal Accounting Officer)	Oct. 27, 2010

(Nicole M. Ringenberg)

MONSANTO COMPANY	2010 FORM 10-K

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.		Description

2	1.
Separation Agreement, dated as of Sept. 1, 2000, between the company and Pharmacia (incorporated by reference to Exhibit 2.1 of Amendment No. 2 to Registration Statement on Form S-1, filed Sept. 22, 2000, File No. 333-36956).*

	2.	First Amendment to Separation Agreement, dated July 1, 2002, between Pharmacia and the company (incorporated by reference to Exhibit 99.2 of Form 8-K, filed July 30, 2002, File No. 1-16167).*

3	1.	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registration Statement on Form S-1, filed Aug. 30, 2000, File No. 333-36956).

	2.	Monsanto Company Bylaws, as amended effective Oct. 27, 2009 (incorporated by reference to Exhibit 3.2(i) of Form 8-K, filed Oct. 30, 2009, File No. 1-16167).

4	1.
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

	13.
Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective Sept. 1, 2007 (incorporated by reference to Exhibit 10.18 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

	13.1.
First Amendment, effective Dec. 1, 2007, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007 (incorporated by reference to Exhibit 10 of Form 10-Q for the period ended Nov. 30, 2007, File No. 1-16167). †

	13.2.
Second Amendment, dated June 18, 2008, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007 (incorporated by reference to Exhibit 10 of the Form 10-Q for the period ended May 31, 2008, File No. 1-16167). †

	14.
Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167).†

	14.1.
First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167).†

	14.2.
Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167).†

	14.3.
Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

	14.4.
Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.4 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167).†

MONSANTO COMPANY	2010 FORM 10-K

Exhibit
No.	Description

14.5.
Fifth Amendment, effective Sept. 1, 2010, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

14.6.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167). †

14.7.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

14.8.
Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008 (incorporated by reference to Exhibit 10.19.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

14.9.	Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Oct. 25, 2010.†

14.10.
Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17.3 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

14.11.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2006 (incorporated by reference to Exhibit 10.18.5 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167). †

14.12.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005 (incorporated by reference to Exhibit 10.17.4 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

14.13.
Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167). †

14.14.
Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

15.	Monsanto Company 2005 Long-Term Incentive Plan, effective Jan. 20, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Jan. 26, 2005, File No. 1-16167). †

15.1.
First Amendment, effective Oct. 23, 2006, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167). †

15.2.
Second Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.2 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

15.3.
Third Amendment, effective June 14, 2007, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

15.4.	Fourth Amendment, effective Sept. 1, 2010, to the Monsanto Company 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

15.5.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors by executed unanimous written consent on Oct. 11, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K, filed Oct. 17, 2007, File No. 1-16167). †

15.6.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 20, 2008 (incorporated by reference to Exhibit 20.5 of Form 10-K for the period ended Aug. 31, 2009, File No. 1-16167). †

15.7.
Form of Terms and Conditions of Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.6 to Form 10-K, filed Oct. 27, 2009, File No. 16167). †

15.8.
Form of Terms and Conditions of Fiscal Year 2011 Restricted Stock Unit Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Aug. 26, 2010 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

15.9.
Form of Terms and Conditions of Strategic Performance Goal Restricted Stock Units Grant Under the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Oct. 26, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167). †

15.9.1.
Summary of Potential Number of Shares that may Vest Under, and Terms and Conditions of, the Strategic Performance Goal Restricted Stock Unit Grants (incorporated by reference to Exhibit 10.20.7.1 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167). †

16.	Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008.†

16.1.	Amendment No. 1, effective Aug. 27, 2009, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008.†

16.2.	Amendment No. 2, effective Aug. 1, 2010, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008.†

17.	Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008. †

17.1.	Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008. †

18.
Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

MONSANTO COMPANY	2010 FORM 10-K

Exhibit
No.		Description

19.
Fiscal Year 2010 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 27, 2009 (incorporated by reference to Exhibit 10 to Form 8-K, filed Sept. 1, 2009, File No. 1-16167).†

20.
Fiscal Year 2011 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 26, 2010 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	21.	Form of Change of Control Employment Security Agreement, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Sept. 7, 2010, File No. 1-16167). †

	22.	Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 25, 2010.†

23.
Amended and Restated Monsanto Company Recoupment Policy, as approved by the Board of Directors on Oct. 27, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	24.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167). †

	24.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167) †

	25.	Annual Cash Compensation of Named Executive Officers dated Oct. 2010.†

11		Omitted — see Item 8 — Note 23 — Earnings per Share.
12		Statements Re Computation of Ratios.
13		Omitted
14		Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.
16		Omitted
18		Omitted
21		Subsidiaries of the Registrant.
22		Omitted
23		Consent of Independent Registered Public Accounting Firm.
24		Omitted
31		1. Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).
2. Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32		Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.