Form 10-Q
period 2010-11-30
MONSANTO CO /NEW/
filed 2011-01-07
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Nov. 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 536,700,563 shares of Common Stock, $0.01 par value, outstanding as of Jan. 3, 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

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
Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months ended Nov. 30, 2010, and Nov. 30, 2009, the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2010, and Aug. 31, 2010, the Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2010, and Nov. 30, 2009, the Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the three months ended Nov. 30, 2010, and year ended Aug. 31, 2010, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2010	2009

Net Sales	$1,830	$1,697
Cost of goods sold	1,012	958

Gross Profit	818	739
Operating Expenses:
Selling, general and administrative expenses	450	496
Research and development expenses	303	267
Restructuring charges, net	7	14

Total Operating Expenses	760	777
Income (Loss) from Operations	58	(38)
Interest expense	43	39
Interest income	(15)	(11)
Other expense (income), net	12	(12)

Income (Loss) from Continuing Operations Before Income Taxes	18	(54)
Income tax provision (benefit)	6	(30)

Income (Loss) from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$12	$(24)

Discontinued Operations:
Income from operations of discontinued businesses	—	5
Income tax provision	—	—

Income on Discontinued Operations	—	5

Net Income (Loss)	$12	$(19)

Less: Net income attributable to noncontrolling interest	6	—

Net Income (Loss) Attributable to Monsanto Company	$6	$(19)

Amounts Attributable to Monsanto Company:
Income (loss) from continuing operations	$6	$(24)
Income on discontinued operations	—	5

Net Income (Loss) Attributable to Monsanto Company	$6	$(19)

Basic Earnings (Loss) per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.01	$(0.04)
Income on discontinued operations	—	0.01

Net Income (Loss) Attributable to Monsanto Company	$0.01	$(0.03)

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.01	$(0.04)
Income on discontinued operations	—	0.01

Net Income (Loss) Attributable to Monsanto Company	$0.01	$(0.03)

Weighted Average Shares Outstanding:
Basic	538.6	545.6
Diluted	544.5	545.6

Dividends Declared per Share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Nov. 30,	As of Aug. 31,
(Dollars in millions, except share amounts)	2010	2010

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $48)	$1,732	$1,485
Trade receivables, net (variable interest entities restricted - 2011: $82)	1,698	1,590
Miscellaneous receivables	739	717
Deferred tax assets	455	511
Inventory, net	3,331	2,739
Other current assets	101	80

Total Current Assets	8,056	7,122
Total property, plant and equipment	8,193	8,068
Less accumulated depreciation	3,971	3,841

Property, Plant and Equipment, Net	4,222	4,227
Goodwill	3,229	3,204
Other Intangible Assets, Net	1,241	1,263
Noncurrent Deferred Tax Assets	1,045	1,014
Long-Term Receivables, Net	479	513
Other Assets	542	524

Total Assets	$18,814	$17,867

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$394	$241
Accounts payable	688	752
Income taxes payable	64	66
Accrued compensation and benefits	236	179
Accrued marketing programs	570	839
Deferred revenues	1,338	219
Grower production accruals	463	130
Dividends payable	—	151
Customer payable	2	83
Restructuring reserves	132	197
Miscellaneous short-term accruals	647	684

Total Current Liabilities	4,534	3,541
Long-Term Debt	1,728	1,862
Postretirement Liabilities	947	920
Long-Term Deferred Revenue	401	395
Noncurrent Deferred Tax Liabilities	144	137
Long-Term Portion of Environmental and Litigation Liabilities	185	188
Other Liabilities	652	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 589,346,837 and 588,439,202 shares, respectively
Outstanding 536,459,651 and 540,376,499 shares, respectively	6	6
Treasury stock 52,887,186 and 48,062,703 shares, respectively, at cost	(2,378)	(2,110)
Additional contributed capital	9,946	9,896
Retained earnings	3,214	3,208
Accumulated other comprehensive loss	(707)	(897)
Reserve for ESOP debt retirement	(4)	(4)

Total Monsanto Company Shareowners’ Equity	10,077	10,099

Noncontrolling Interest	146	44

Total Shareowners’ Equity	10,223	10,143

Total Liabilities and Shareowners’ Equity	$18,814	$17,867

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Operating Activities:
Net Income (Loss)	$12	$(19)
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	155	144
Bad-debt expense	(1)	14
Stock-based compensation expense	27	24
Excess tax benefits from stock-based compensation	(9)	(13)
Deferred income taxes	24	(58)
Restructuring charges, net	7	14
Equity affiliate income, net	(1)	(14)
Net gain on sales of a business or other assets	(1)	(1)
Other items	19	13
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	34	(343)
Inventory, net	(559)	(539)
Deferred revenues	1,101	126
Accounts payable and other accrued liabilities	(130)	(573)
Restructuring cash payments	(76)	(79)
Pension contributions	—	(78)
Net investment hedge settlement	—	(4)
Other items	22	(17)

Net Cash Provided (Required) by Operating Activities	624	(1,403)

Cash Flows Required by Investing Activities:
Capital expenditures	(125)	(192)
Acquisition of businesses, net of cash acquired	—	(20)
Purchases of long-term equity securities	—	(2)
Technology and other investments	(2)	(9)
Other investments and property disposal proceeds	3	26

Net Cash Required by Investing Activities	(124)	(197)

Cash Flows (Required) Provided by Financing Activities:
Net change in financing with less than 90-day maturities	72	299
Short-term debt proceeds	15	25
Short-term debt reductions	(16)	(29)
Long-term debt reductions	(1)	(1)
Payments on other financing	(2)	(1)
Treasury stock purchases	(267)	(64)
Stock option exercises	16	16
Excess tax benefits from stock-based compensation	9	13
Dividend payments	(151)	(145)
Dividend payments to noncontrolling interests	(15)	(11)

Net Cash (Required) Provided by Financing Activities	(340)	102

Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	13

Net Increase (Decrease) in Cash and Cash Equivalents	247	(1,485)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,732	$471

See Note 20 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
			Additional		Other	Reserve	Non-
(Dollars in millions,	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	Debt	Interest	Total

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125
Net income	—	—	—	1,109	—	—	19	1,128
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010							18	974
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,208	$(897)	$(4)	$44	$10,143
Net income	—	—	—	6	—	—	6	12
Foreign currency translation	—	—	—	—	130	—	4	134
Postretirement benefit plan activity, net of tax of $6	—	—	—	—	9	—	—	9
Unrealized net gains on investment holdings, net of tax of $2	—	—	—	—	4	—	—	4
Unrealized net derivative gains, net of tax of $29	—	—	—	—	46	—	—	46
Realized net derivative losses, net of tax of $3	—	—	—	—	1	—	—	1

Comprehensive income for 2011							10	206
Treasury stock purchases	—	(268)	—	—	—	—	—	(268)
Issuance of shares under employee stock plans	—	—	16	—	—	—	—	16
Excess tax benefits from stock-based compensation	—	—	9	—	—	—	—	9
Stock-based compensation expense	—	—	25	—	—	—	—	25
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Noncontrolling interest in consolidated variable interest entities	—	—	—	—	—	—	107	107

Balance as of Nov. 30, 2010	$6	$(2,378)	$9,946	$3,214	$(707)	$(4)	$146	$10,223

(1)	See Note 18 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Monsanto Company (the “company”), along with its subsidiaries, is a leading global provider of agricultural products for farmers. Monsanto’s seeds, biotechnology trait products, and herbicides provide farmers with solutions that improve productivity, reduce the costs of farming and produce better foods for consumers and better feed for animals.
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP brand herbicides and other herbicides and provides lawn-and-garden herbicide products for the residential market. See Note 22 — Segment Information — for further details.
In the fourth quarter of 2008, the company announced plans to divest its animal agricultural products business, which focused on dairy cow productivity (the Dairy business). This transaction was consummated on Oct. 1, 2008. As a result, financial data for this business has been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of the Property, Plant and Equipment topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Accordingly, for all periods presented herein, the Statements of Consolidated Operations have been conformed to this presentation. See Note 23 — Discontinued Operations — for further details.
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010. Financial information for the first three months of fiscal year 2011 should not be annualized because of the seasonality of the company’s business.
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
In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. Accordingly, Monsanto prospectively adopted this amendment in third quarter 2010, and adopted the additional Level 3 requirements in fiscal year 2011. See Note 14 — Fair Value Measurements — for the new disclosures.
In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto adopted this standard on Sept. 1, 2010. See Note 5 — Variable Interest Entities — for the disclosures required by this standard.
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from U.S. generally accepted accounting principles (GAAP) and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, Monsanto adopted this standard in first quarter fiscal year 2011. See Note 4 — Customer Financing Programs — for additional discussion regarding impact on its QSPE related to a Brazilian financing program and other financing programs.
NOTE 3. BUSINESS COMBINATIONS

Effective Sept. 1, 2009, Monsanto adopted the new guidance in the Business Combinations topic of the ASC for acquisitions subsequent to that date.
2010 Acquisitions: In April 2010, Monsanto acquired a corn and soybean processing plant located in Paine, Chile from Anasac, a Santiago-based company that provides seed processing services. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce third party seed production in Chile, while increasing production supply. Acquisition costs were less than $1 million and were classified as selling, general, and administrative expenses. The total cash paid and the fair value of the acquisition were $34 million, and it was primarily allocated to fixed assets, goodwill, and intangibles. The primary items that generated the goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.
In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million and were classified as selling, general and administrative expenses. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles, and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other (income) expense, net in the Statement of Consolidated Operations for the quarter ended Nov. 30, 2009.
For all fiscal year 2010 acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as business combinations. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed twelve months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, Monsanto will retrospectively adjust the amounts recognized as of the acquisition date. Proforma information related to acquisitions is not presented because the impact of the acquisitions on the company’s consolidated results of operations is not considered to be significant.
NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto participates in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $585 million) for selected customers in Brazil to a special purpose entity, formerly a qualified special

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

purpose entity. Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and Monsanto holds the remaining 12 percent interest. Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.
In this program, receivables are considered delinquent when payments are one day past due, but the provisions on the financing program for nonperformance start on the 15th day past due. If a customer fails to pay an obligation when it is due, the provisions for bad debt on the program will be recorded. As of Nov. 30, 2010, and Aug. 31, 2010, respectively, there were $1 million and $3 million of receivables sold through this financing program that were delinquent. Based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded its recourse provision at $5 million as of Aug. 31, 2010, and Monsanto recorded a bad debt allowance related to these receivables of $2 million as of Nov. 30, 2010. The maximum potential amount of exposure under the program was $13 million and $15 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. If Monsanto is called upon to make payments under the recourse provision, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million and $2 million for the first three months of fiscal years 2011 and 2010, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Nov. 30, 2010, and Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreement was $7 million as of Nov. 30, 2010. The outstanding balance of the receivables sold was $138 million and $223 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. There were delinquent loans of $2 million and $3 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
Monsanto also sells accounts receivable in the United States, European regions and Argentina, both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $1 million and $13 million for the first three months of fiscal years 2011 and 2010, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. The liability recorded by Monsanto was less than $1 million as of Nov. 30, 2010, and Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreements was $42 million as of Nov. 30, 2010. The outstanding balance of the receivables sold was $64 million and $91 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. There were no delinquent loans as of Nov. 30, 2010, or Aug. 31, 2010.
Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $320 million) for selected customers in Brazil. Monsanto provides a guarantee of the loans in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million and $3 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $60 million as of Nov. 30, 2010. The loan balance outstanding for these programs was $60 million and $100 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. There were no delinquent loans as of Nov. 30, 2010, and delinquent loans of $2 million as of Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Brazil, Europe and Argentina. Under these programs, Monsanto provides a guarantee of the loans in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million and $2 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $76 million as of Nov. 30, 2010. The loan balance outstanding for these programs was $78 million and $36 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
NOTE 5. VARIABLE INTEREST ENTITIES

Effective Sept. 1, 2010, Monsanto prospectively adopted the accounting standard update regarding improvements to financial reporting by enterprises involving variable interest entities (VIEs). A VIE is a legal entity that lacks sufficient equity to finance its activities, or the equity investors of the entity as a group lack any of the characteristics of a controlling interest. Monsanto is involved with various special purpose entities and other entities that are deemed to be VIEs. Monsanto has determined that the company holds variable interests in entities that are established as revolving financing programs. These programs allow the company to transfer a limited amount of customer receivables to a VIE. One program is in Brazil and the other is in Argentina. In addition, Monsanto has various variable interests in biotechnology companies that focus on plant gene research, development, and commercialization. These variable interests have also been determined to be VIEs.
If a company is considered the primary beneficiary of a VIE, the company is required to consolidate the entity. The primary beneficiary of a VIE is the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. For all VIEs in which the company has a variable interest, the company performs ongoing qualitative assessments to determine whether it is the primary beneficiary. In determining whether Monsanto is the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant any additional rights to influence or control the economic performance of the VIE, and the company’s obligation to absorb significant losses. In addition, the company determines which activities most significantly impact the economic performance of the VIE and whether the company has any rights that would allow it to direct those activities. If Monsanto is determined to be the primary beneficiary, the assets, liabilities and operations of the VIE are consolidated.
As a result of the adoption of the updated accounting guidance, Monsanto was required to consolidate certain VIEs that are established as revolving financing programs including the special purpose entity referred to in Note 4 — Customer Financing Programs. As of the date of the initial consolidation of these VIEs, the company measured the assets and liabilities of the newly consolidated VIEs at their carrying value. The company was not required to deconsolidate any VIEs as of Sept. 1, 2010. The cumulative effect of the adoption of this guidance was insignificant to additional contributed capital, retained earnings and accumulated other comprehensive loss and, therefore, not identified separately on the Statement of Consolidated Shareowners’ Equity and Comprehensive Income but is recorded within the Statement of Consolidated Operations.
Consolidated VIEs
Under the accounting guidance effective prior to Sept. 1, 2010, none of the interests in VIEs held were consolidated by Monsanto. For the most part, the VIEs involving the revolving financing programs are funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. Creditors have no recourse against Monsanto in the event of default by these VIEs nor does the company have any implied or unfunded commitments to these VIEs. The company’s financial or other support provided to these VIEs is limited to its original investment. Even though Monsanto holds a subordinate interest in the VIEs, the VIEs were established to service transactions involving the company and the company determines the receivables that are included in the revolving financing programs. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIEs. As a result, the company is the primary beneficiary of these VIEs and, effective Sept. 1, 2010, these VIEs have been consolidated in Monsanto’s Consolidated Financial Statements. The assets of these VIEs may

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

only be used to settle the obligations of the respective entity. Third-party investors in the VIEs do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. The following table presents the carrying value of assets and liabilities, which are identified as restricted assets and liabilities on the company’s Condensed Statement of Consolidated Financial Position, and the maximum exposure to loss relating to the VIEs for which Monsanto is the primary beneficiary.

As of Nov. 30, 2010
(Dollars in millions)	Financing Programs VIEs

Cash and cash equivalents	$48
Trade receivables, net	82

Total Assets	130
Total Liabilities	—
Maximum Exposure to Loss	$13

Non-Consolidated VIEs
Monsanto has variable interests through investments and arrangements with biotechnology companies that focus on plant gene research, development, and commercialization. The company has not provided financial or other support with respect to these investments or arrangements other than its original interest. The company also has no implied or unfunded commitments to these VIEs. The company determined that it was not the primary beneficiary due to the relative size of Monsanto’s investment in comparison to the total equity of the VIEs, the level of the company’s obligation to absorb losses or right to receive benefits from the VIEs, and the company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. Monsanto’s maximum exposure to loss on these variable interests is limited to the amount of the company’s investment in the entity. The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to VIEs that the company does not consolidate:

As of Nov. 30, 2010
(Dollars in millions)	Biotechnology VIEs

Property, plant, and equipment, net	$4
Other intangible assets, net	6
Other assets	15

Total Non-Current Assets	25
Total Liabilities	—
Maximum Exposure to Loss	$15

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Costs of Goods Sold	$—	$—
Restructuring Charges, Net(1)(2)	(7)	(14)

Loss from Continuing Operations Before Income Taxes	(7)	(14)
Income Tax Benefit	3	1

Net Loss	$(4)	$(13)

(1)	For the three months ended Nov. 30, 2010, the $7 million of restructuring charges were split by segment as follows: $ (4) million in Agricultural Productivity and $11 million in Seeds and Genomics. For the three months ended Nov. 30, 2009, the $14 million of restructuring charges were split by segment as follows: $11 million in Agricultural Productivity and $3 million in Seeds and Genomics.

(2)	The restructuring charges for the three months ended Nov. 30, 2010, and Nov. 30, 2009, include reversals of $25 million and $2 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable Monsanto to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments will be made by the end of the fourth quarter in fiscal year 2011.
The following table displays the pretax charges of $7 million and $14 million incurred by segment under the 2009 Restructuring Plan for the first quarters ended Nov. 30, 2010, and Nov. 30, 2009, respectively, as well as the cumulative

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

pretax charges of $737 million under the 2009 Restructuring Plan.

	Quarter Ended Nov. 30, 2010			Quarter Ended Nov. 30, 2009
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$(11)	$(7)	$(18)	$1	$10	$11
Facility Closures / Exit Costs	22	3	25	1	1	2
Asset Impairments
Property, plant and equipment	—	—	—	1	—	1
Inventory	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—

Total Restructuring Charges, Net	$11	$(4)	$7	$3	$11	$14

	Cumulative Amount through Nov. 30, 2010
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	71	81	152
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	117	13	130
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$535	$202	$737

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
In first quarter 2011, pretax restructuring charges of $7 million were recorded. The facility closures/ exit costs of $25 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In first quarter 2010, pretax restructuring charges of $14 million were recorded, primarily relating to work force reductions in Europe.
The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Beginning Liability as of Aug. 31, 2010	$153	$44	$—	$197
Net restructuring charges recognized in first quarter 2011	(18)	25	—	7
Cash payments	(66)	(10)	—	(76)
Asset impairments and write-offs	—	—	—	—
Foreign currency impact	4	—	—	4

Ending Liability as of Nov. 30, 2010	$73	$59	$—	$132

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 7. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $126 million and $143 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
Long-term receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $247 million and $226 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
NOTE 8. INVENTORY

Components of inventory are:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2010	2010
Finished Goods	$1,596	$1,134
Goods In Process	1,393	1,333
Raw Materials and Supplies	463	383

Inventory at FIFO Cost	3,452	2,850
Excess of FIFO over LIFO Cost	(121)	(111)

Total	$3,331	$2,739

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2011, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2010	$3,147	$57	$3,204
Acquisition Activity (see Note 3)	—	—	—
Effect of Foreign Currency Translation Adjustments	25	—	25

Balance as of Nov. 30, 2010	$3,172	$57	$3,229

In first quarter 2011, goodwill increased due to the effects of foreign currency translation adjustments. There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2010. The 2011 annual goodwill impairment test will be performed as of March 1, 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2010			As of Aug. 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Acquired Germplasm	$1,167	$(652)	$515	$1,161	$(640)	$521
Acquired Intellectual Property	870	(665)	205	866	(649)	217
Trademarks	346	(98)	248	344	(94)	250
Customer Relationships	321	(121)	200	317	(113)	204
Other	126	(53)	73	121	(50)	71

Total	$2,830	$(1,589)	$1,241	$2,809	$(1,546)	$1,263

Total amortization expense of other intangible assets was $38 million in first quarter of fiscal year 2011 and $40 million in first quarter of fiscal year 2010. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of Nov. 30, 2010, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
NOTE 10. INVESTMENTS AND EQUITY AFFILIATES

Investments
During fiscal year 2010, Monsanto invested in long-term debt securities with a cost of $15 million, which were classified as available-for-sale as of Aug. 31, 2010. The investments were recorded in other assets in the Condensed Statement of Consolidated Financial Position at their fair value of $10 million as of Aug. 31, 2010. Net unrealized losses (net of deferred taxes) of $3 million were included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Aug. 31, 2010. As a result of the adoption of a new accounting standard within the Consolidation topic of the ASC, the special purpose entity in which the company invested is now consolidated and the investment is no longer included in other assets in the Condensed Statement of Consolidated Financial Position. See Note 5 — Variable Interest Entities — for further discussion related to these debt securities.
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Nov. 30, 2010, and Aug. 31, 2010, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $32 million and $23 million, respectively. Net unrealized gains (net of deferred taxes) of $4 million and $3 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Nov. 30, 2010, and Aug. 31, 2010, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $67 million and $65 million, respectively. Monsanto purchased $69 million and $19 million of inventory from the seed supplier for the three months ended Nov. 30, 2010, and Nov. 30, 2009, respectively. There were no sales of inventory to the seed supplier for both the three months ended Nov. 30, 2010, and Nov. 30, 2009. As of Nov. 30, 2010, and Aug. 31, 2010, the amount payable to the seed supplier was $33 million and $5 million, respectively, and is recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. As of Nov. 30, 2010, there were no prepayments, while the prepayment as of Aug. 31, 2010, was $7 million, included in other current assets in the Condensed Statement of Consolidated Financial Position related to inventory delivered in fiscal year 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 11. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded in the first three months of fiscal years 2011 and 2010. As of Nov. 30, 2010, and Aug. 31, 2010, the remaining receivable balance is $406 million and $470 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Nov. 30, 2010, and Aug. 31, 2010, the remaining deferred revenue balance is $377 million and $397 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenues in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $4 million for the three months ended Nov. 30, 2010, and Nov. 30, 2009.
In third quarter 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Nov. 30, 2010, and Aug. 31, 2010, the remaining receivable balance is $73 million related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables in the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and was less than $1 million for the three months ended Nov. 30, 2010, and Nov. 30, 2009. As of Nov. 30, 2010, and Aug. 31, 2010, the remaining deferred revenue balance was $66 million and $67 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenues in the Condensed Statements of Consolidated Financial Position.
NOTE 12. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During first quarter 2010 statutes expired in several jurisdictions and an audit was completed in an ex-U.S. jurisdiction. Primarily as a result of these items, Monsanto recorded a tax benefit of $16 million in first quarter 2010.
NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $1 million and $8 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Nov. 30, 2010, and Aug. 31, 2010, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

result from changes in the benchmark interest rate before the debt is issued. An unrealized gain and loss, net of tax, of $8 million and $9 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Nov. 30, 2010, and Aug. 31, 2010, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
Monsanto plans to issue new fixed-rate debt on or before April 15, 2011. In July 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $300 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $6 million and $7 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
The fair value of the total short-term debt was $394 million and $241 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. The fair value of the total long-term debt was $1,904 million and $2,094 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
As of Nov. 30, 2010, Monsanto had no commercial paper borrowings outstanding. As of Nov. 30, 2009, Monsanto had commercial paper borrowings outstanding of $195 million which was included in short-term debt on the Condensed Statement of Consolidated Financial Position.
In April 2010, Monsanto completed the purchase of the Chesterfield Village Research Center from Pfizer. There is debt outstanding of $324 million on the purchase price which is included in short-term debt on the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2010.
NOTE 14. FAIR VALUE MEASUREMENTS

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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Nov. 30, 2010, and Aug. 31, 2010. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Nov. 30, 2010, Using
				Cash
				Collateral	Net
	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,347	$—	$—	$—	$1,347
Equity securities	32	—	—	—	32
Derivative assets related to:
Foreign currency	—	22	—	—	22
Interest rates	—	14	—	—	14
Corn	13	1	—	(12)	2
Soybeans	17	4	—	(17)	4
Raw materials	—	2	—	—	2

Total Assets at Fair Value	$1,409	$43	$—	$(29)	$1,423

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$26	$—	$—	$26
Interest rates	—	12	—	—	12
Corn	1	1	—	—	2
Soybeans	6	5	—	—	11
Energy and raw materials	—	17	—	—	17

Total Liabilities at Fair Value	$7	$61	$—	$—	$68

	Fair Value Measurements at Aug. 31, 2010, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table summarizes the changes in fair value of the Level 3 asset for the three months ended Nov. 30, 2010.

(Dollars in millions)

Balance Sept. 1, 2010	$10
Elimination due to consolidation of variable interest entities	(10)

Balance Nov. 30, 2010	$—

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a nonrecurring basis, were required prospectively beginning Sept. 1, 2009.
There were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal year 2011.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs and miscellaneous short-term accruals approximate their fair values as of Nov. 30, 2010, and Aug. 31, 2010.
NOTE 15. FINANCIAL INSTRUMENTS

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 21 months for foreign currency hedges, 40 months for commodity hedges and 21 months for interest rate hedges. During the next 12 months, a pretax net loss of approximately $4 million will be reclassified from accumulated other comprehensive loss into earnings. During the three months ended Nov. 30, 2010, no cash flow hedges were discontinued. During the three months ended Nov. 30, 2009, a pretax loss of $4 million was reclassified into earnings as a result of the discontinuance of cash flow hedges, because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Fair Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair value hedges were discontinued during the three months ended Nov. 30, 2010, or Nov. 30, 2009.
Net Investment Hedges
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2010, and Aug. 31, 2010, were as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2010	2010

Derivatives Designated as Hedges:
Foreign exchange contracts	$445	$383
Commodity contracts	568	387
Interest rate contracts	775	775

Total Derivatives Designated as Hedges	$1,788	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,266	$862
Commodity contracts	69	123

Total Derivatives Not Designated as Hedges	$1,335	$985

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of Nov. 30, 2010, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value
		As of Nov. 30,	As of Aug. 31,
(Dollars in millions)		2010	2010

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$12	$23
Foreign exchange contracts	Other assets	3	—
Commodity contracts	Other current assets(1)	26	12
Commodity contracts	Other assets(1)	7	4
Interest rate contracts	Other assets(1)	14	—

Total derivatives designated as hedges		62	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	7	3
Commodity contracts	Trade receivables, net	4	5

Total derivatives not designated as hedges		11	8

Total Asset Derivatives		$73	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$3	$—
Commodity contracts	Other current assets(1)	7	—
Commodity contracts	Miscellaneous short-term accruals	10	14
Commodity contracts	Other liabilities	6	8
Interest rate contracts	Miscellaneous short-term accruals	10	11
Interest rate contracts	Other liabilities	2	28

Total derivatives designated as hedges		38	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	23	5
Commodity contracts	Trade receivables, net(1)	1	4
Commodity contracts	Miscellaneous short-term accruals	6	9

Total derivatives not designated as hedges		30	18

Total Liability Derivatives		$68	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of Nov. 30, 2010, and Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Three Months Ended Nov. 30,		Three Months Ended Nov. 30,		Income Statement
(Dollars in millions)	2010	2009	2010	2009	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(8)	$(5)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(5)	$(5)	(2)	1	Net sales
Foreign exchange contracts	(2)	(9)	4	7	Cost of goods sold
Commodity contracts	41	73	(5)	(14)	Cost of goods sold
Interest rate contracts	41	(4)	(2)	(2)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	—	—	N/A(5)

Total Derivatives Designated as Hedges	75	52	(13)	(13)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			—	(8)	Other expense, net
Commodity contracts			(1)	—	Net sales
Commodity contracts			(1)	—	Cost of goods sold

Total Derivatives Not Designated as Hedges			(2)	(8)

Total Derivatives	$75	$52	$(15)	$(21)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a loss of less than $1 million and a gain of $2 million from ineffectiveness for the three months ended Nov. 30, 2010, and Nov. 30, 2009, respectively. There were no hedges discontinued for the three months ended Nov. 30, 2010. Gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $4 million for the three months ended Nov. 30, 2009. No gains or losses were excluded from the assessment of hedge effectiveness during the three months ended Nov. 30, 2010, and Nov. 30, 2009.

(4)	Loss on commodity fair value hedges is offset by a gain of $7 million and $5 million on the underlying hedged inventory for the three months ended Nov. 30, 2010, and Nov. 30, 2009, respectively. A loss of $1 million and a loss of less than $1 million during the three months ended Nov. 30, 2010, and Nov. 30, 2009, respectively, was included in cost of goods sold due to ineffectiveness.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $14 million and a gain of $5 million during the three months ended Nov. 30, 2010, and Nov. 30, 2009, respectively.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position on Nov. 30, 2010, is $47 million, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Nov. 30, 2010, and Aug. 31, 2010, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Monsanto regularly evaluates its business practices to minimize its credit risk. During the three months ended Nov. 30, 2010, and Nov. 30, 2009, the company engaged multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.
NOTE 16. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Nov. 30, 2010			Three Months Ended Nov. 30, 2009
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$16	$3	$19	$13	$2	$15
Interest Cost on Benefit Obligation	23	3	26	25	4	29
Assumed Return on Plan Assets	(29)	(4)	(33)	(32)	(4)	(36)
Amortization of Unrecognized Net Loss	19	1	20	14	1	15

Total Net Periodic Benefit Cost	$29	$3	$32	$20	$3	$23

Health Care and Other Postretirement Benefits	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Service Cost for Benefits Earned During the Period	$2	$3
Interest Cost on Benefit Obligation	2	4
Amortization of Unrecognized Net Gain	—	(4)

Total Net Periodic Benefit Cost	$4	$3

Monsanto has not contributed to its U.S. qualified plan in the three month period ended Nov. 30, 2010, and contributed $75 million to its U.S. qualified plan in the three month period ended Nov. 30, 2009. Monsanto contributed $2 million and $3 million to plans outside the United States in the three month period ended Nov. 30, 2010, and Nov. 30, 2009, respectively. As of Nov. 30, 2010, management expects to make additional contributions of approximately $34 million and $9 million to the company’s pension plans in the United States and outside the United States, respectively, during the remainder of fiscal year 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Employee Savings Plan
The Monsanto leveraged employee stock ownership plan (Monsanto ESOP) debt was restructured in November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $56 million is due to the Monsanto ESOP from the company and is included in other liabilities on the Condensed Statements of Financial Position as of both Nov. 30, 2010, and Aug. 31, 2010, related to this restructuring and the 2004 ESOP enhancement.
NOTE 17. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three months ended Nov. 30, 2010, and Nov. 30, 2009. Stock-based compensation cost capitalized in inventory was $7 million and $8 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Cost of Goods Sold	$5	$4
Selling, General and Administrative Expenses	16	15
Research and Development Expenses	6	5

Pre-Tax Stock-Based Compensation Expense	27	24
Income Tax Benefit	(9)	(8)

Net Stock-Based Compensation Expense	$18	$16

During the three months ended Nov. 30, 2010, Monsanto granted 3,915,500 stock options and 222,010 restricted stock units to employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP). No restricted stock awards were granted under the LTIP or the 2005 LTIP during the first quarter of fiscal year 2011. In addition, during the three months ended Nov. 30, 2010, 23,337 shares of deferred stock and 5,649 shares of restricted stock were granted to directors under the Monsanto Non-Employee Director Equity Incentive Compensation Plan (Director Plan).
The weighted-average grant-date fair value of non-qualified stock options granted during the three months ended Nov. 30, 2010, was $19.56 per share. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $117 million as of Nov. 30, 2010, and will be recognized as expense over a weighted-average period of 2.3 years.
The weighted-average grant-date fair value of restricted stock units granted during the first quarter of fiscal year 2011 was $56.53 per share. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock and restricted stock units was less than $1 million and $62 million, respectively, as of Nov. 30, 2010, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock and restricted stock units were 1.0 year and 2.1 years, respectively, as of Nov. 30, 2010. The weighted-average grant-date fair value of directors’ deferred stock and directors’ restricted stock granted during the three months ended Nov. 30, 2010, was $53.99 per share. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Nov. 30, 2010, and will be recognized as expense over a weighted-average period of one year.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 18. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized.
Information regarding accumulated other comprehensive income (loss) is as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2010	2010
Accumulated Foreign Currency Translation Adjustments	$(110)	$(240)
Net Unrealized Gain on Investments, Net of Tax	4	—
Net Accumulated Derivative Loss, Net of Tax	(1)	(48)
Postretirement Benefit Plan Activity, Net of Tax	(600)	(609)

Accumulated Other Comprehensive Loss	$(707)	$(897)

NOTE 19. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. The diluted EPS computation takes into account the effect of dilutive potential common shares, as shown in the table below. In the three months ended Nov. 30, 2009, basic loss per share and diluted loss per share were the same because the effect of dilutive potential securities would have been antidilutive as the company generated a loss from continuing operations. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 11.7 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive as of Nov. 30, 2010.

	Three Months Ended Nov. 30,
	2010	2009

Weighted-Average Number of Common Shares	538.6	545.6
Dilutive Potential Common Shares	5.9	—

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Interest	$33	$30
Taxes	50	57

In third quarter 2010, Monsanto acquired the Chesterfield Village Research Center from Pfizer for $435 million. The seller financed $324 million of this purchase. As of Nov. 30, 2010, $324 million is included in short-term debt on the Condensed Statement of Consolidated Financial Position. See Note 13 — Debt and Other Credit Arrangements — for further details.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 21. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $244 million and $255 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
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
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action. The court has set a trial date of Aug. 1, 2011, for the Bibb class action.

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
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals heard oral argument in the case on April 20, 2010, and on July 30, 2010, the Court issued its decision affirming the decision of the District Court in all respects. The plaintiffs’ subsequent petition for rehearing and petition for rehearing en banc was denied in an order of the Court of Appeals issued on Sept. 14, 2010. On Dec. 13, 2010, the plaintiffs filed a petition for certiorari with the United States Supreme Court. Monsanto’s brief in opposition to the petition is due Jan. 14, 2011.
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe, and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2010. Disclosures regarding these guarantees made by Monsanto can be found in Note 25 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
NOTE 22. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s operating segments to be reported separately are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarter 2009, respectively, are included in the all other crops seeds and traits operating segment. The Agricultural Productivity segment consists of the crop protection products and lawn-and-garden herbicide products. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. Within the Agricultural Productivity segment, the operating segments to be reported separately are ROUNDUP and other glyphosate-based products and all other agricultural products. EBIT is defined as earnings (loss) before interest and taxes and is the primary operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain selling, general and administrative expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s operating segments to be reported separately, is presented in the table that follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Net Sales
Corn seed and traits	$614	$569
Soybean seed and traits	226	201
Cotton seed and traits	112	59
Vegetable seeds	183	173
All other crops seeds and traits	28	29

Total Seeds and Genomics	$1,163	$1,031

ROUNDUP and other glyphosate-based herbicides	$523	$509
All other agricultural products	144	157

Total Agricultural Productivity	$667	$666

Total	$1,830	$1,697

EBIT(1)(2)(3)
Seeds and Genomics	$(20)	$(57)
Agricultural Productivity	60	34

Total	$40	$(23)

Depreciation and Amortization Expense
Seeds and Genomics	$122	$110
Agricultural Productivity	33	34

Total	$155	$144

(1)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(2)	Agricultural Productivity EBIT includes income of $5 million from discontinued operations for first quarter 2010.

(3)	EBIT includes restructuring charges for first quarter 2011 and 2010. See Note 6 — Restructuring — for additional information.
A reconciliation of EBIT to net income (loss) for each quarter follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

EBIT(1)	$40	$(23)
Interest Expense — Net	28	28
Income Tax Provision (Benefit)(2)	6	(32)

Net Income (Loss) Attributable to Monsanto Company	$6	$(19)

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision (benefit) from continuing operations and the income tax provision (benefit) on noncontrolling interest.
NOTE 23. DISCONTINUED OPERATIONS

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Agricultural Productivity segment. During the three months ended Nov. 30, 2009, income from operations of discontinued businesses included a $5 million pre-tax gain related to the sale of assets.
NOTE 24. SUBSEQUENT EVENTS

On Dec. 6, 2010, the board of directors declared a quarterly dividend on the company’s common stock of 28 cents per share. The dividend is payable on Jan. 28, 2011, to shareowners of record on Jan. 7, 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q
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
In the fourth quarter of 2008, we entered into an agreement to divest the Dairy business. This transaction was consummated on Oct. 1, 2008. As a result, financial statements have been prepared in compliance with the provisions of the Property, Plant and Equipment topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Accordingly, the Statements of Consolidated Operations have been conformed to this presentation. The Dairy business was previously reported as part of the Agricultural Productivity segment. See Note 23 — Discontinued Operations — for further details.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010. Financial information for the first three months of fiscal year 2011 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
Non-GAAP Financial Measures
MD&A includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as two other financial measures, EBIT and free cash flow, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIT and free cash flow information is intended to supplement investors’ understanding of our operating performance and liquidity. Our EBIT and free cash flow measures may not be comparable to other companies’ EBIT and free cash flow measures. Furthermore, these measures are not intended to replace net income, cash flows, financial position, or comprehensive income, as determined in accordance with GAAP.
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under GAAP. EBIT is the primary operating performance measure for our two business segments. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income (loss) for the three months ended Nov. 30, 2010, and Nov. 30, 2009.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We believe that free cash flow is useful to investors and management as a measure of the ability of our business to generate cash. This cash can be used to meet business needs and obligations, to reinvest in the company for future growth, or to return to our shareowners through dividend payments or share repurchases. Free cash flow is also used by management as one of the performance measures in determining incentive compensation. See the “Financial Condition, Liquidity, and Capital Resources — Cash Flow” section of MD&A for a reconciliation of free cash flow to net cash provided (required) by operating activities and net cash required by investing activities on the Statements of Consolidated Cash Flows.
Executive Summary
Consolidated Operating Results — Net sales increased $133 million, or eight percent, in the three-month comparison. This increase was primarily a result of increased sales of cotton and corn seed and traits in Australia and Argentina, respectively. Net income in first quarter 2011 was income of $0.01 per share, compared with a loss of $0.03 per share in first quarter 2010.
Financial Condition, Liquidity, and Capital Resources — In first quarter 2011, net cash provided by operating activities was $624 million, compared with net cash required of $1,403 million in the prior-year quarter. Net cash required by investing activities was $124 million in first quarter 2011 compared with $197 million in first quarter 2010. Free cash flow was $500 million in first quarter 2011 compared with a negative $1,600 million in the prior-year quarter. This increase is primarily because of a shift in the timing of the U.S. prepay program in first quarter 2011 compared to first quarter 2010 and an increase in collections.
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
See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q
RESULTS OF OPERATIONS — FIRST QUARTER FISCAL YEAR 2011

	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2010	2009	Change

Net Sales	$1,830	$1,697	8%
Gross Profit	818	739	11%
Operating Expenses:
Selling, general and administrative expenses	450	496	(9)%
Research and development expenses	303	267	13%
Restructuring charges, net	7	14	(50)%

Total Operating Expenses	760	777	(2)%

Income (Loss) from Operations	58	(38)	(253)%
Interest expense	43	39	10%
Interest income	(15)	(11)	36%
Other expense (income) — net	12	(12)	(200)%

Income (Loss) from Continuing Operations Before Income Taxes	18	(54)	(133)%
Income tax provision (benefit)	6	(30)	(120)%

Income (Loss) from Continuing Operations Including Portion Attributable to Noncontrolling Interest	12	(24)	(150)%

Discontinued Operations:
Income from operations of discontinued businesses	—	5	NM
Income tax provision	—	—	NM

Income on Discontinued Operations	—	5	NM

Net Income (Loss)	$12	$(19)	(163)%

Less: Net income attributable to noncontrolling interest	6	—	NM

Net Income (Loss) Attributable to Monsanto Company	$6	$(19)	(132)%

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.01	$(0.04)	(125)%
Income on discontinued operations	—	0.01	NM

Net Income (Loss) Attributable to Monsanto Company	$0.01	$(0.03)	(133)%

NM = Not Meaningful

Effective Tax Rate	33%	56%

Comparison as a Percent of Net Sales:
Gross profit	45%	44%
Selling, general and administrative expenses	25%	29%
Research and development expenses	17%	16%
Total operating expenses	42%	46%
Income (loss) from continuing operations before income taxes	1%	(3)%
Net income (loss) attributable to Monsanto Company	—	(1)%
The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:
Net sales increased 8 percent in first quarter 2011 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 13 percent, and our Agricultural Productivity segment net sales remained flat. The following table presents the percentage changes in first quarter 2011 worldwide net sales by segment compared with net sales in the prior-year

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q
quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Quarter 2011 Percentage Change in Net Sales vs. First Quarter 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	10%	2%	1%	13%	—	13%
Agricultural Productivity Segment	10%	(11)%	1%	—	—	—
Total Monsanto Company	10%	(3)%	1%	8%	—	8%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2011 and 2010. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 11 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased one percentage point to 45 percent in first quarter 2011 primarily driven by the increase in cotton and corn seed and trait sales. Gross profit percentage in the Seed and Genomics Segment remained flat at 58 percent in first quarter 2011. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment remained flat at 21 percent in first quarter 2011. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.
Operating expenses decreased 2 percent, or $17 million, in first quarter 2011 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses decreased 9 percent primarily because of lower headcount and timing of spending for marketing and administrative functions. R&D expenses increased 13 percent as we manage more projects in the latter phases of the development cycle. As a percent of net sales, SG&A expenses decreased four percentage points to 25, and R&D expenses increased one percentage point to 17 percent.
Other expense (income) — net was expense of $12 million in first quarter 2011, compared with income of $12 million in the prior-year quarter. The change occurred due to increased foreign currency losses in the current year and the gain recorded on the Seminium acquisition in the prior year.
Income tax provision (benefit) was $6 million in first quarter 2011, an increase of $36 million over the prior-year quarter primarily as a result of the increase in pretax income from continuing operations. The effective tax rate decreased to 33 percent from 56 percent in first quarter 2010. First quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $16 million. The majority of this benefit resulted from the expiration of statutes in several jurisdictions and the resolution of an ex-U.S. audit. In addition, the effective tax rate for first quarter 2010 was affected by restructuring charges in low tax rate jurisdictions. Without these items, our effective tax rate for first quarter 2011 would have been comparable to the 2010 rate.
On Dec. 17, 2010, the retroactive extension of the research and development credit was enacted as part of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. We are currently evaluating the financial impact of this legislation. We expect to record a discrete benefit in second quarter 2011 for the prior-year period impact and we expect to record the current year benefit throughout the remainder of fiscal year 2011 as a decrease in the annual effective tax rate.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q
SEEDS AND GENOMICS SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009	Change

Net Sales
Corn seed and traits	$614	$569	8%
Soybean seed and traits	226	201	12%
Cotton seed and traits	112	59	90%
Vegetable seeds	183	173	6%
All other crops seeds and traits	28	29	(3)%

Total Net Sales	$1,163	$1,031	13%

Gross Profit
Corn seed and traits	$339	$304	12%
Soybean seed and traits	153	139	10%
Cotton seed and traits	74	33	124%
Vegetable seeds	113	112	1%
All other crops seeds and traits	—	9	(100)%

Total Gross Profit	$679	$597	14%

EBIT(1)	$(20)	$(57)	(65)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — First Quarter Fiscal Year 2011

Net sales of corn seed and traits increased eight percent, or $45 million, in the three-month comparison, primarily driven by higher volumes in Argentina due to increased planted area and a higher price due to a shift in mix. The increase is also driven by incremental sales from the Seminium acquisition.
Cotton seed and traits net sales increased 90 percent, or $53 million, in the three-month comparison, primarily because of increased acres, higher cotton commodity prices and favorable weather conditions in Australia.
The net sales increases discussed throughout this section resulted in $82 million higher gross profit in first quarter 2011. Gross profit as a percent of sales for this segment remained flat at 58 percent in the quarter-over-quarter comparison.
EBIT for the Seeds and Genomics segment increased $37 million to a loss of $20 million in first quarter 2011.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009	Change

Net Sales
ROUNDUP and other glyphosate-based herbicides	$523	$509	3%
All other agricultural productivity products	144	157	(8)%

Total Net Sales	$667	$666	NM

Gross Profit
ROUNDUP and other glyphosate-based herbicides	$94	$87	8%
All other agricultural productivity products	45	55	(18)%

Total Gross Profit	$139	$142	(2)%

EBIT(1)	$60	$34	76%

NM = Not Meaningful

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q
Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2011

Net sales of ROUNDUP and other glyphosate-based herbicides increased three percent, or $14 million, in the three-month comparison. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 13 percent in first quarter 2011 from first quarter 2010. Offsetting this increase, the average net selling price decreased in most regions in first quarter 2011 compared to first quarter 2010 due to previously announced price decreases on our products.
The net sales discussed throughout this section resulted in $3 million lower gross profit in first quarter 2011. Gross profit as a percent of sales for the Agricultural Productivity segment remained flat at 21 percent in first quarter 2011. The average net selling price decrease was offset by an improvement in cost of goods sold because of better throughput cost due to increased capacity in our U.S. facilities. EBIT for the Agricultural Productivity segment increased $26 million to $60 million in first quarter 2011.
RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Costs of Goods Sold	$—	$—
Restructuring Charges, Net(1)(2)	(7)	(14)

Loss from Continuing Operations Before Income Taxes	(7)	(14)
Income Tax Benefit	3	1

Net Loss	$(4)	$(13)

(1)	For the three months ended Nov. 30, 2010, the $7 million of restructuring charges were split by segment as follows: $ (4) million in Agricultural Productivity and $11 million in Seeds and Genomics. For the three months ended Nov. 30, 2009, the $14 million of restructuring charges were split by segment as follows: $11 million in Agricultural Productivity and $3 million in Seeds and Genomics.

(2)	The restructuring charges for the three months ended Nov. 30, 2010, and Nov. 30, 2009, include reversals of $25 million and $2 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the ROUNDUP business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments will be made by the end of the fourth quarter in fiscal year 2011.
The total restructuring costs are now expected to be $750 million and were substantially completed by the end of the first quarter of 2011. The charges are expected to be comprised of approximately $350 million to $360 million in severance and related benefits, $155 million of costs related to facility closures and exit costs and $235 million of asset impairments. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.
The following table displays the pretax charges of $7 million and $14 million incurred by segment under the 2009 Restructuring Plan for the first quarters ended Nov. 30, 2010, and Nov. 30, 2009, respectively, as well as the cumulative

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q
pretax charges of $737 million under the 2009 Restructuring Plan.

	Quarter Ended Nov. 30, 2010			Quarter Ended Nov. 30, 2009
	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$(11)	$(7)	$(18)	$1	$10	$11
Facility Closures / Exit Costs	22	3	25	1	1	2
Asset Impairments
Property, plant and equipment	—	—	—	1	—	1
Inventory	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—

Total Restructuring Charges, Net	$11	$(4)	$7	$3	$11	$14

	Cumulative Amount through Nov. 30, 2010
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	71	81	152
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	117	13	130
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$535	$202	$737

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
In first quarter 2011, pretax restructuring charges of $7 million were recorded. The facility closures/ exit costs of $25 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In first quarter 2010, pretax restructuring charges of $14 million were recorded, primarily relating to work force reductions in Europe.
The actions related to the overall restructuring plan are expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit expected to be realized in 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except current ratio)	2010	2009	2010

Cash and Cash Equivalents	$1,732	$471	$1,485
Trade Receivables, Net	1,698	2,012	1,590
Inventory, Net	3,331	3,560	2,739
Other Current Assets(1)	1,295	1,388	1,308

Total Current Assets	$8,056	$7,431	$7,122

Short-Term Debt	$394	$281	$241
Accounts Payable	688	765	752
Accrued Liabilities(2)	3,452	2,308	2,548

Total Current Liabilities	$4,534	$3,354	$3,541

Working Capital(3)	$3,522	$4,077	$3,581
Current Ratio(3)	1.78:1	2.22:1	2.01:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Nov. 30, 2010, compared with Aug. 31, 2010: Working capital decreased $59 million between Aug. 31, 2010, and Nov. 30, 2010, because of the following factors:
•	Short-term debt increased $153 million primarily due to the reclassification of $136 million from long-term debt due to the acquisition of the Chesterfield Village Research Center in the prior year.

•	Deferred revenue increased $1,119 million due to a change in the U.S. customer prepayment date that was shifted to the month of November.

•	Grower production accruals increased $333 million representing amounts payable to farmers who grow seed for us. This increase is also consistent with the seasonality of our business.
These decreases to working capital between Aug. 31, 2010, and Nov. 30, 2010, were offset by the following factors:
•	Cash and cash equivalents increased $247 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Inventory increased $592 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2010.

•	Accrued marketing programs decreased $269 million due to payouts of several programs during the first quarter 2011.

•	Dividends payable decreased $151 million due to the payment of the quarterly dividend on Oct. 29, 2010.
Nov. 30, 2010, compared with Nov. 30, 2009: Working capital decreased $555 million between Nov. 30, 2010, and Nov. 30, 2009. The following factors decreased working capital as of Nov. 30, 2010, compared with Nov. 30, 2009:
•	Trade receivables decreased $314 million period over period due to increased collections that resulted from the earlier timing of U.S. prepayments in the current year.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

•	Inventory decreased $229 million primarily because of decreased production and higher obsolescence reserves.

•	Accrued liabilities increased $1,144 million primarily due to the earlier U.S. customer prepayment date. This change drove an increase in the deferred revenue balance. In addition, market funding accruals increased due to the increase in sales.
These working capital decreases were partially offset by the following factor:
•	Cash and cash equivalents increased $1,261 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, for further details of this increase.
Customer Financing Programs: We participate in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $585 million) in customers in Brazil to a special purpose entity, formerly a qualified special purpose entity. Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and we hold the remaining 12 percent interest. Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We have evaluated our relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information, see Note 5 — Variable Interest Entities.
As of Nov. 30, 2010, and Aug. 31, 2010, respectively, there were $1 million and $3 million of receivables sold through this financing program that were delinquent. Based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded our recourse provision at $5 million as of Aug. 31, 2010, and we recorded a bad debt allowance related to these receivables of $2 million as of Nov. 30, 2010. The maximum potential amount of exposure under the program was $13 million and $15 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. If we are called upon to make payments under the recourse provision, we would have the benefit under the financing program of any amounts subsequently collected from the customer.
We have an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million and $2 million for the first three months of fiscal year 2011 and 2010, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $2 million as of Nov. 30, 2010, and Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreement was $7 million as of Nov. 30, 2010. The outstanding balance of the receivables sold was $138 million and $223 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. There were delinquent accounts of $2 million and $3 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
We sell accounts receivable in the United States, European regions and Argentina both with and without recourse. These sales qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $1 million and $13 million for the first three months of 2011 and 2010, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. Our guarantee liability was less than $1 million as of Nov. 30, 2010, and Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreements was $42 million as of Nov. 30, 2010. The outstanding balance of the receivables sold was $64 million and $91 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $320 million) for selected customers in Brazil. The amount of loans outstanding was $60 million and $100 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. In this program, we provide a guarantee of the loans in the

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

event of customer default. The maximum potential amount of future payments under the guarantees was $60 million as of Nov. 30, 2010. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million and $3 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in the United States, Brazil, Europe and Argentina. The amount of loans outstanding was $78 million and $36 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively. We provide a guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $76 million as of Nov. 30, 2010. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million and $2 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively.
Cash Flow

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Net Cash Provided (Required) by Operating Activities	$624	$(1,403)
Net Cash Required by Investing Activities	(124)	(197)

Free Cash Flow(1)	500	(1,600)

Net Cash (Required) Provided by Financing Activities	(340)	102
Cash Assumed from Initial Consolidation of Variable Interest Entities	77	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	13

Net Increase (Decrease) in Cash and Cash Equivalents	247	(1,485)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,732	$471

(1)	Free cash flow represents the total of net cash provided or required by operating activities and provided or required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $624 million in first quarter 2011 compared with cash required by operating activities of $1,403 million in first quarter 2010. Cash provided by operating activities increased $2,027 million in first quarter 2011, primarily because of a shift in timing of the U.S. prepay program this year. This caused an increase in deferred revenue and a source of cash from trade receivables. Further contributing to the increase in operating activities, accounts payable and accrued liabilities used less cash during the three months ended Nov. 30, 2010, primarily due to the high level of customer refunds paid in the first quarter of the prior year.
Cash required by investing activities was $124 million in first quarter 2011 compared to cash required of $197 million in first quarter 2010. Our capital expenditures decreased $67 million in the three-month comparison, to $125 million.
The amount of cash required by financing activities was $340 million in first quarter 2011 compared with a source of cash of $102 million in first quarter 2010. The net change in short-term financing was a source of cash of $71 million in first quarter 2011 compared with a source of cash of $295 million in the prior-year quarter primarily due to the commercial paper borrowings during the prior year quarter. Further, treasury stock purchases increased $203 million as we increased our repurchase of shares compared to the same period in the prior year.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

Capital Resources and Liquidity

	As of Nov. 30,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2010	2009	2010

Short-Term Debt	$394	$281	$241
Long-Term Debt	1,728	1,724	1,862
Total Shareowners’ Equity	10,077	10,286	10,099
Debt-to-Capital Ratio	17%	16%	17%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. Although the commercial paper market has not fully returned to historical levels, the market is available to those companies with high short-term credit ratings such as Monsanto. We anticipate accessing the commercial paper markets in 2011 for short periods of time to finance working capital needs and do not believe our options will be limited. We had no commercial paper borrowings outstanding at Nov. 30, 2010.
Total debt outstanding increased $117 million between Nov. 30, 2009, and Nov. 30, 2010, primarily because we acquired the Chesterfield Village Research Center in April 2010 for $435 million of which $111 million was paid in fiscal year 2010 and $324 million is included within short-term debt as of Nov. 30, 2010. This increase was offset by lower commercial paper borrowings outstanding as of Nov. 30, 2010.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $484 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward starting interest rate swaps with a total notional amount of $250 million. In August 2010, we entered into forward starting interest rate swaps with a total notional amount of $225 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate until the debt is issued.
We plan to issue additional fixed-rate debt on or before April 15, 2011. In July 2010, we entered into forward starting interest rate swaps with a notional amount of $300 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued.
Dividend: In December 2010, we declared a quarterly dividend of 28 cents payable on Jan. 28, 2011, to shareowners of record as of Jan. 7, 2011.
Capital Expenditures: We expect 2011 capital expenditures to be in the range of $600 million to $700 million compared with $755 million in 2010. The primary driver of this decrease is lower spending on projects to expand corn seed production facilities and R&D facilities compared to prior year.
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
2011 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

Off-Balance Sheet Arrangement
Under our Separation Agreement with Pharmacia, we are required to indemnify Pharmacia for certain matters, such as environmental remediation obligations and litigation. To the extent we are currently managing any such matters, we evaluate them in the course of managing our own potential liabilities and establish reserves as appropriate. However, additional matters may arise in the future, and we may manage, settle or pay judgments or damages with respect to those matters in order to mitigate contingent liability and protect Pharmacia and Monsanto. See Note 21 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings — for further information.
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
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. Our vegetable portfolio is focused on 23 crops. We plan to continue applying our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The business integration into a global platform along with a number of process improvements has improved our abilities to develop and deliver new, innovative products to our broad customer base. The acquisition of Aly Participacoes Ltda. will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library and strengthen our global breeding

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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
Full regulatory submissions were completed for a 5 percent refuge-in-a-bag (RIB) seed blend to the U.S. EPA for GENUITY SMARTSTAX and GENUITY VT DOUBLE PRO. GENUITY SMARTSTAX and VT DOUBLE PRO RIB would provide a single bag solution to enable farmers in the Corn Belt to plant corn without a separate refuge.
We have recently received Brazilian National Technical Biosafety Committee approval for BT ROUNDUP READY 2 YIELD soybeans, which is an important step toward commercialization of the first biotechnology trait developed specifically for a non-US market. Key import submissions are under regulatory review. Other global cultivation opportunities were also expanded for corn and cotton with approval of GENUITY VT TRIPLE PRO in Argentina, YIELDGARD VT PRO and GENUITY VT DOUBLE PRO in South Africa, BOLLGARD II Cotton in Brazil and corn field trials in Mexico, Vietnam and Pakistan.
During 2007, we announced a long-term joint R&D and commercialization collaboration in plant biotechnology with BASF that will focus on high-yielding crops and crops that are tolerant to adverse conditions such as drought. We have completed all North American and key import country regulatory submissions for the first biotech drought-tolerant corn product. Pending necessary approvals, we expect to move to on-farm testing plots with growers around 2012 to obtain on-farm data. Over the long-term life of the collaboration, we and BASF will dedicate a joint budget of potentially $2.5 billion to fund a dedicated pipeline of yield and stress tolerance traits for corn, soybeans, cotton, canola and wheat.
Our international traits businesses, in particular, will continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic environments. Although we see growth potential in our India cotton business with the ongoing conversion to higher planting rates with hybrids and BOLLGARD II, this business is currently operating under state governmental pricing directives that we believe limit near-term earnings potential in India.
In Brazil, notwithstanding continuing and varied legal challenges by private and governmental parties, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans) or our indemnification collection system (BOLLGARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that these products protected by pipeline patents have the duration of the U.S. patent (2014 for ROUNDUP READY soybeans and 2011 for BOLLGARD cotton), legal rulings have not consistently achieved that outcome. Continued commercial approval of new products such as the recently approved VT DOUBLE PRO, YIELDGARD VT PRO, YIELDGARD ROUNDUP READY 2, YIELDGARD Corn Borer and BT ROUNDUP READY 2 YIELD soybeans will provide the opportunity for a step change in contributions from

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

seeds and traits in Brazil. As noted above, YIELDGARD Corn Borer and YIELDGARD VT PRO were approved recently, and were planted in the recent growing seasons. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. We do not plan to collect on first generation ROUNDUP READY soybeans and we do not plan to commercialize new soybean or cotton traits in Argentina until we can achieve more certainty that we will be compensated for providing the technology. In December 2010, following growers planting more than half of the Northern provinces of Argentina signing a contractual agreement to pay for each use of new BT ROUNDUP READY 2 Yield soybeans (if they choose to plant the technology), Monsanto submitted the regulatory dossier for a planting approval in Argentina. More growers and grain handler agreements will be essential prior to a launch in the Northern provinces. We have no certainty these discussions will lead to an income producing outcome.
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies, including Monsanto, to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The European Food Safety Authority (EFSA) has issued an opinion that the French suspension is not supported on a scientific basis. The case has now been referred to the European Court of Justice (ECJ) and the ban remains in place. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, there will be no sales or planting of MON810 products in Germany this growing season. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures but we have focused our legal challenges to those countries with significant corn plantings.
Agricultural Productivity
Our ROUNDUP herbicide gross profit peaked in 2008 and declined 7 percent in 2009 and an additional 92 percent in 2010. The structural changes that have occurred in the global glyphosate market, including oversupply and overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s ROUNDUP READY crops through our weed management platform that delivers compelling weed control offerings for farmers.
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
Our selective chemistry business is expected to remain stable due to introductions in 2010 of new formulations and our focus on weed management solutions in ROUNDUP READY crops.
The lawn-and-garden business should continue benefiting from the ROUNDUP brand equity in the marketplace and remain a strong cash generator for Monsanto.
Other Information
As discussed in Note 21 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

“Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, by its nature the estimation process is uncertain, given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.
The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K for fiscal year ended Aug. 31, 2010. Had we used estimates different from any of those contained in such Report on Form 10-K, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q.
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
In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. Accordingly, we prospectively adopted this amendment in third quarter 2010, and adopted the additional Level 3 requirements in fiscal year 2011. See Note 14 — Fair Value Measurements — for the new disclosures.
In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we adopted this standard on Sept. 1, 2010. See Note 5 — Variable Interest Entities — for the disclosures required by this standard.
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we adopted this standard in first quarter fiscal year

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

2011. See Note 4 — Customer Financing Programs — for additional discussion regarding the impact on our QSPE related to a Brazilian financing program and other financing programs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Nov. 30, 2010 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 21 under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides new and updated information regarding certain other proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
Patent and Commercial Proceedings
As described in our Report of Form 10-K for the fiscal year ended Aug. 31, 2010, on Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation ROUNDUP READY technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our ROUNDUP READY technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us. On Jan. 15, 2010, the Court granted our motion declaring that DuPont and Pioneer are not licensed to create a product containing ROUNDUP READY and Optimum® GAT® traits stacked in combination. The remaining patent claims are set for trial on Oct. 17, 2011, and the antitrust counterclaims are set for trial on July 9, 2012. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Governmental Proceedings and Undertakings
As described in our Report of Form 10-K for the fiscal year ended Aug. 31, 2010, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $250 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $85 million to $42 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. The court date is pending. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.6 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Securities and Derivative Proceedings
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleges that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. The alleged class consists of all persons who purchased or otherwise acquired Monsanto common stock between Jan. 7, 2009, and May 27, 2010. Plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Sept. 27, 2010, three members of the alleged class moved to be appointed the lead plaintiff in the action. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action, and the Court thereafter extended the lead plaintiff’s time to file an amended complaint until Jan. 31, 2011.
As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs have moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. The parties have stipulated to the consolidation of the Espinoza and Clark actions and submitted the stipulation to the Court for its approval. Defendants have moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). The parties have stipulated to a stay of these actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions, and have submitted their stipulation to the Court for its approval.
As described in our Report of Form 10-K for the fiscal year ended Aug. 31, 2010, on Aug. 30, 2010, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions have stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court has approved their stipulation on Nov. 30, 2010.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the first quarter of fiscal year 2011 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

				(c) Total Number of Shares	(d) Approximate Dollar
			(b) Average	Purchased as Part of	Value of Shares that May
	(a) Total Number of		Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased		per Share(1)	or Programs	the Plans or Programs

September 2010:
Sept. 1, 2010, through Sept. 30, 2010	127,024		$54.46	127,024	$992,036,541
October 2010:
Oct. 1, 2010, through Oct. 31, 2010	4,603,452	(2)	$55.32	4,596,285	$737,759,271
November 2010:
Nov. 1, 2010, through Nov. 30, 2010	94,007		$60.76	94,007	$732,047,025

Total	4,824,483		$55.40	4,817,316	$732,047,025

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 7,167 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. There were no other publicly announced plans outstanding as of Nov. 30, 2010.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Jan. 7, 2011

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

10	Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Snively, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed Sept. 7, 2010, File No. 16167).

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings (Loss) Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.