Form 10-Q
period 2011-02-28
MONSANTO CO /NEW/
filed 2011-04-07
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Feb. 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 535,978,786 shares of Common Stock, $0.01 par value, outstanding as of April 1, 2011.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and six months ended Feb. 28, 2011, and Feb. 28, 2010, the Condensed Statements of Consolidated Financial Position as of Feb. 28, 2011, and Aug. 31, 2010, the Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2011, and Feb. 28, 2010, the Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the six months ended Feb. 28, 2011, and year ended Aug. 31, 2010, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

Statements of Consolidated Operations

Unaudited	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010

Net Sales	$4,129	$3,890	$5,959	$5,587
Cost of goods sold	1,821	1,791	2,833	2,749

Gross Profit	2,308	2,099	3,126	2,838
Operating Expenses:
Selling, general and administrative expenses	502	512	952	1,008
Research and development expenses	320	279	623	546
Restructuring charges, net	1	30	8	44

Total Operating Expenses	823	821	1,583	1,598
Income from Operations	1,485	1,278	1,543	1,240
Interest expense	39	41	82	80
Interest income	(19)	(14)	(34)	(25)
Other expense (income), net	11	2	23	(10)

Income from Continuing Operations Before Income Taxes	1,454	1,249	1,472	1,195
Income tax provision	428	360	434	330

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,026	$889	$1,038	$865

Discontinued Operations:
Income from operations of discontinued businesses	4	—	4	5
Income tax provision	1	—	1	—

Income on Discontinued Operations	3	—	3	5

Net Income	$1,029	$889	$1,041	$870

Less: Net income attributable to noncontrolling interest	12	2	18	2

Net Income Attributable to Monsanto Company	$1,017	$887	$1,023	$868

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,014	$887	$1,020	$863
Income on discontinued operations	3	—	3	5

Net Income Attributable to Monsanto Company	$1,017	$887	$1,023	$868

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.89	$1.63	$1.90	$1.58
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$1.90	$1.63	$1.90	$1.59

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.87	$1.60	$1.88	$1.56
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$1.88	$1.60	$1.88	$1.57

Weighted Average Shares Outstanding:
Basic	536.3	545.8	537.6	545.7
Diluted	542.4	553.4	543.7	553.4

Dividends Declared per Share	$0.56	$0.53	$0.56	$0.53
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 28,	As of Aug. 31,
(Dollars in millions, except share amounts)	2011	2010

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $13)	$1,837	$1,485
Short-term investments	180	—
Trade receivables, net (variable interest entities restricted - 2011: $101)	2,377	1,590
Miscellaneous receivables	620	717
Deferred tax assets	451	511
Inventory, net	3,090	2,739
Other current assets	137	80

Total Current Assets	8,692	7,122
Total property, plant and equipment	8,337	8,068
Less accumulated depreciation	4,115	3,841

Property, Plant and Equipment, Net	4,222	4,227
Goodwill	3,320	3,204
Other Intangible Assets, Net	1,353	1,263
Noncurrent Deferred Tax Assets	1,038	1,014
Long-Term Receivables, Net	459	513
Other Assets	565	524

Total Assets	$19,649	$17,867

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$409	$241
Accounts payable	634	752
Income taxes payable	284	66
Accrued compensation and benefits	258	179
Accrued marketing programs	881	839
Deferred revenues	919	219
Grower production accruals	256	130
Dividends payable	150	151
Customer payable	3	83
Restructuring reserves	59	197
Miscellaneous short-term accruals	668	684

Total Current Liabilities	4,521	3,541
Long-Term Debt	1,729	1,862
Postretirement Liabilities	923	920
Long-Term Deferred Revenue	375	395
Noncurrent Deferred Tax Liabilities	143	137
Long-Term Portion of Environmental and Litigation Liabilities	179	188
Other Liabilities	645	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 590,333,129 and 588,439,202 shares, respectively
Outstanding 535,894,197 and 540,376,499 shares, respectively	6	6
Treasury stock 54,438,932 and 48,062,703 shares, respectively, at cost	(2,491)	(2,110)
Additional contributed capital	10,001	9,896
Retained earnings	3,929	3,208
Accumulated other comprehensive loss	(441)	(897)
Reserve for ESOP debt retirement	(3)	(4)

Total Monsanto Company Shareowners’ Equity	11,001	10,099

Noncontrolling Interest	133	44

Total Shareowners’ Equity	11,134	10,143

Total Liabilities and Shareowners’ Equity	$19,649	$17,867

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010

Operating Activities:
Net Income	$1,041	$870
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	310	294
Bad-debt expense	(6)	26
Stock-based compensation expense	55	52
Excess tax benefits from stock-based compensation	(19)	(31)
Deferred income taxes	(13)	(62)
Restructuring charges, net	8	44
Equity affiliate income, net	(8)	(18)
Net gain on sales of a business or other assets	(4)	(2)
Other items	59	38
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(612)	(459)
Inventory, net	(269)	(241)
Deferred revenues	656	341
Accounts payable and other accrued liabilities	507	(323)
Restructuring cash payments	(152)	(124)
Pension contributions	(44)	(86)
Net investment hedge settlement	—	(4)
Other items	(68)	(59)

Net Cash Provided by Operating Activities	1,441	256

Cash Flows Required by Investing Activities:
Purchases of short-term investments	(180)	—
Capital expenditures	(217)	(342)
Acquisition of businesses, net of cash acquired	(99)	(23)
Purchases of long-term equity securities	—	(8)
Technology and other investments	(44)	(14)
Other investments and property disposal proceeds	16	42

Net Cash Required by Investing Activities	(524)	(345)

Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	(12)	126
Short-term debt proceeds	45	25
Short-term debt reductions	(27)	(32)
Long-term debt reductions	(2)	(1)
Payments on other financing	(2)	(1)
Treasury stock purchases	(381)	(124)
Stock option exercises	37	38
Excess tax benefits from stock-based compensation	19	31
Tax withholding on restricted stock and restricted stock units	(4)	—
Dividend payments	(302)	(290)
Proceeds from noncontrolling interest	8	—
Dividend payments to noncontrolling interest	(47)	(31)

Net Cash Required by Financing Activities	(668)	(259)

Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	26	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	352	(349)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,837	$1,607

See Note 20 — Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
					Accumulated
			Additional		Other	Reserve	Non-
(Dollars in millions,	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
except per share data)	Stock	Stock	Capital	Earnings	(Loss)(1)	Debt	Interest	Total

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125
Net income	—	—	—	1,109	—	—	19	1,128
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010							18	974
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,208	$(897)	$(4)	$44	$10,143
Net income	—	—	—	1,023	—	—	18	1,041
Foreign currency translation	—	—	—	—	326	—	3	329
Postretirement benefit plan activity, net of tax of $13	—	—	—	—	20	—	—	20
Unrealized net gains on investment holdings, net of tax of $3	—	—	—	—	6	—	—	6
Unrealized net derivative gains, net of tax of $69	—	—	—	—	105	—	—	105
Realized net derivative gains, net of tax of $4	—	—	—	—	(1)	—	—	(1)

Comprehensive income for 2011							21	1,500
Treasury stock purchases	—	(381)	—	—	—	—	—	(381)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	37	—	—	—	—	37
Excess tax benefits from stock-based compensation	—	—	19	—	—	—	—	19
Stock-based compensation expense	—	—	53	—	—	—	—	53
Cash dividends of $0.56 per common share	—	—	—	(302)	—	—	—	(302)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(47)	(47)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1
Proceeds from noncontrolling interest	—	—	—	—	—	—	8	8
Noncontrolling interest in consolidated variable interest entities	—	—	—	—	—	—	107	107

Balance as of Feb. 28, 2011	$6	$(2,491)	$10,001	$3,929	$(441)	$(3)	$133	$11,134

(1)	See Note 18 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
Monsanto manages its business in two segments: Seeds and Genomics and Agricultural Productivity. Through the Seeds and Genomics segment, Monsanto produces leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and Monsanto develops biotechnology traits that assist farmers in controlling insects and weeds. Monsanto also provides other seed companies with genetic material and biotechnology traits for their seed brands. Through the Agricultural Productivity segment, the company manufactures ROUNDUP and HARNESS brand herbicides and other herbicides. See Note 22 — Segment Information — for further details.
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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010. Financial information for the first six months of fiscal year 2011 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In July 2010, the FASB issued a new update that requires enhanced disclosures regarding credit quality and the related allowance for credit losses of financing receivables. The new disclosures require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. Accordingly, Monsanto adopted the new disclosure requirements in second quarter 2011, and the disclosures related to activities during the reporting period will begin in the third quarter 2011. See Note 7 — Receivables — for the new disclosures.
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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
2011 Acquisitions: In February 2011, Monsanto acquired 100 percent of the outstanding stock of Divergence, Inc., a biotechnology research and development company located in St. Louis, Missouri. Acquisition costs were less than $1 million and were classified as selling, general, and administrative (SG&A) expenses. The total cash paid and the fair value of the acquisition were $71 million (net of cash acquired), and the purchase price was primarily allocated to intangibles and goodwill. The primary items that generated the goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.
In December 2010, Monsanto acquired 100 percent of the outstanding stock of Pannon Seeds, a seed processing plant located in Hungary, from IKR Production Development and Commercial Corporation. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce third party seed production in Hungary. Acquisition costs were less than $1 million and were classified as SG&A. The total fair value of the acquisition was $32 million, and the purchase price was primarily allocated to fixed assets and goodwill. This fair value includes $28 million of cash paid (net of cash acquired) and $4 million related to assumed liabilities. The primary items that generated the goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.
2010 Acquisitions: In April 2010, Monsanto acquired a corn and soybean processing plant located in Paine, Chile from Anasac, a Santiago-based company that provides seed processing services. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce third party seed production in Chile, while increasing production supply. Acquisition costs were less than $1 million and were classified as SG&A. The total cash paid and the fair value of the acquisition were $34 million, and the purchase price was primarily allocated to fixed assets, goodwill, and intangibles. The primary items that generated the goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes.
In October 2009, Monsanto acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. Acquisition costs were less than $1 million and were classified as SG&A. The total fair value of Seminium was $36 million, and it was primarily allocated to inventory, fixed assets, intangibles, and goodwill. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition. The primary items that generated goodwill were the premiums paid by the company for the right to control the business acquired and the value of the acquired assembled workforce. The goodwill is not deductible for tax purposes. Income of approximately $12 million was recognized from the re-measurement to fair value of Monsanto’s previous equity interest in Seminium and is included in other (income) expense, net in the Statement of Consolidated Operations for the quarter ended Nov. 30, 2009.
For all fiscal year 2011 and 2010 acquisitions described above, the business operations and employees of the acquired entities were included in the Seeds and Genomics segment results upon acquisition. These acquisitions were accounted for as business combinations. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of the acquisitions. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed twelve months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto participates in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $600 million) for selected customers in Brazil to a special purpose entity, formerly a qualified special purpose entity. Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and Monsanto holds the remaining 12 percent interest. Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.
In this program, receivables are considered delinquent when payments are one day past due, but the provisions on the financing program for nonperformance start on the 15th day past due. If a customer fails to pay an obligation when it is due, the provisions for bad debt on the program will be recorded. As of Feb. 28, 2011, there were no receivables sold through this financing program that were delinquent. There were $3 million of receivables sold through this financing program that were delinquent as of Aug. 31, 2010. Based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded its recourse provision at $5 million as of Aug. 31, 2010. Since the entity is now consolidated, Monsanto recorded a bad debt allowance related to these receivables of $2 million as of Feb. 28, 2011. The maximum potential amount of exposure under the program was $12 million as of Feb. 28, 2011. If Monsanto is called upon to make payments under the recourse provision, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has an agreement with a special purpose entity in Argentina to transfer customer receivables and to service such accounts. The company has evaluated its relationship with this entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities. As of Feb. 28, 2011, and Aug. 31, 2010, there were no receivables sold through this financing program that were delinquent. Based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded a bad debt allowance related to these receivables of less than $1 million as of Feb. 28, 2011. The maximum potential amount of exposure under the program was $1 million as of Feb. 28, 2011.
Monsanto has an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million and $2 million for the first six months of fiscal years 2011 and 2010, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was $2 million as of Feb. 28, 2011, and Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreement was $2 million as of Feb. 28, 2011. The outstanding balance of the receivables sold was $5 million and $223 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. There were delinquent accounts of $5 million and $3 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
Monsanto also sells accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $4 million and $7 million for the first six months of fiscal years 2011 and 2010, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

current assessment of credit exposure. There was no liability balance as of Feb. 28, 2011. The liability recorded by Monsanto was less than $1 million as of Aug. 31, 2010. There were no outstanding balances of the receivables sold as of Feb. 28, 2011, and, therefore, no potential future payments under the recourse provisions of the agreements as of Feb. 28, 2011. The outstanding balance of the receivables sold was $86 million as of Aug. 31, 2010. There were no delinquent accounts as of Feb. 28, 2011, or Aug. 31, 2010.
Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $330 million) for selected customers in Brazil. Monsanto provides a guarantee of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million and $3 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $72 million as of Feb. 28, 2011. The account balance outstanding for these programs was $72 million and $100 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. There were no delinquent accounts as of Feb. 28, 2011, and delinquent accounts of $2 million as of Aug. 31, 2010.
Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Brazil, Europe and Argentina. Under these programs, Monsanto provides a guarantee of the accounts in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million and $2 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $36 million as of Feb. 28, 2011. The account balance outstanding for these programs was $46 million and $36 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
Consolidated VIEs
Under the accounting guidance effective prior to Sept. 1, 2010, none of the interests in VIEs held were consolidated by Monsanto. For the most part, the VIEs involving the revolving financing programs are funded by investments from the company and other third parties, primarily investment funds, and have been established to service Monsanto’s customer receivables. Creditors have no recourse against Monsanto in the event of default by these VIEs nor does the company have any implied or unfunded commitments to these VIEs. The company’s financial or other support provided to these VIEs is limited to its original investment. Even though Monsanto holds a subordinate interest in the VIEs, the VIEs were established to service transactions involving the company and the company determines the receivables that are included in the revolving financing programs. Therefore, the determination is that Monsanto has the power to direct the activities most significant to the economic performance of the VIEs. As a result, the company is the primary beneficiary of these VIEs and, effective Sept. 1, 2010, these VIEs have been consolidated in Monsanto’s Consolidated Financial Statements. The assets of these VIEs may only be used to settle the obligations of the respective entity. Third-party investors in the VIEs do not have recourse to the general assets of Monsanto other than the maximum exposure to loss relating to the VIE. The following table presents the carrying value of assets and liabilities, which are identified as restricted assets and liabilities on the company’s Condensed Statement of Consolidated Financial Position, and the maximum exposure to loss relating to the VIEs for which Monsanto is the primary beneficiary.

As of Feb. 28, 2011
(Dollars in millions)	Financing Programs VIEs

Cash and cash equivalents	$13
Trade receivables, net	101

Total Assets	114
Total Liabilities	—
Maximum Exposure to Loss	$13

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

As of Feb. 28, 2011
(Dollars in millions)	Biotechnology VIEs

Property, plant, and equipment, net	$4
Other intangible assets, net	5
Other assets	15

Total Non-Current Assets	24
Total Liabilities	—
Maximum Exposure to Loss	$15

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010

Cost of Goods Sold(1)	$(2)	$(54)	$(2)	$(54)
Restructuring Charges, Net(1)(2)	(1)	(30)	(8)	(44)

Loss from Continuing Operations Before Income Taxes	(3)	(84)	(10)	(98)
Income Tax Benefit	1	30	4	31

Net Loss	$(2)	$(54)	$(6)	$(67)

(1)	For the three months and the six months ended Feb. 28, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the six months ended Feb. 28, 2011, the $8 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $(4) million in Agricultural Productivity and $12 million in Seeds and Genomics. For the three months and the six months ended Feb. 28, 2010, the $54 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2010, the $30 million of restructuring charges, net were split by segment as follows: $25 million in Agricultural Productivity and $5 million in Seeds and Genomics. For the six months ended Feb. 28, 2010, the $44 million of restructuring charges, net were split by segment as follows: $36 million in Agricultural Productivity and $8 million in Seeds and Genomics.

(2)	The restructuring charges for the three months and the six months ended Feb. 28, 2011, include reversals of $25 million related to the 2009 Restructuring Plan. The restructuring charges for the three months and the six months ended Feb. 28, 2010, include reversals of $9 million and $11 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable Monsanto to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments are expected to be made by the end of the fourth quarter in fiscal year 2011.
The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $3 million and $84 million incurred for the three months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, the pretax charges of $10 million and $98

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

million incurred for the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, as well as the cumulative pretax charges of $740 million.

	Three Months Ended Feb. 28,						Six Months Ended Feb. 28,
	Seeds and		Agricultural				Seeds and		Agricultural
	Genomics		Productivity		Total		Genomics		Productivity		Total
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Work Force Reductions	$—	$3	$—	$1	$—	$4	$(11)	$4	$(7)	$11	$(18)	$15
Facility Closures / Exit Costs	1	2	—	24	1	26	23	3	3	25	26	28
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	1	—	—	—	1
Inventory	2	54	—	—	2	54	2	54	—	—	2	54

Total Restructuring Charges, Net	$3	$59	$—	$25	$3	$84	$14	$62	$(4)	$36	$10	$98

	Cumulative Amount through Feb. 28, 2011
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	72	81	153
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$538	$202	$740

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
In the six months ended Feb. 28, 2011, pretax restructuring charges of $10 million were recorded. The facility closures/exit costs of $26 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States. In the six months ended Feb. 28, 2010, pretax restructuring charges of $98 million were recorded. The $15 million in workforce reductions relate primarily to Europe. The facility closures/exit costs of $28 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $54 million recorded in cost of goods sold related to discontinued corn seed products in the United States.
The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Beginning Liability as of Aug. 31, 2010	$153	$44	$—	$197
Restructuring charges recognized in first six months of fiscal year 2011	(18)	26	2	10
Cash payments	(84)	(68)	—	(152)
Asset impairments and write-offs	—	—	(2)	(2)
Foreign currency impact	6	—	—	6

Ending Liability as of Feb. 28, 2011	$57	$2	$—	$59

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 7. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $111 million and $143 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
Effective with the second quarter of 2011, the company adopted the amended guidance in the Receivables topic of the ASC which requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $265 million and $239 million with a corresponding allowance for credit losses on these receivables of $253 million and $226 million, as of Feb. 28, 2011, and Aug. 31, 2010, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $447 million and $500 million, as of Feb. 28, 2011, and Aug. 31, 2010, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations. See Note 11 — Deferred Revenue — for more details on the significant agreements related to these long-term contractual receivables.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary. As of Feb. 28, 2011, no significant long-term receivable balances are considered to be impaired.
NOTE 8. INVENTORY

Components of inventory are:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2011	2010
Finished Goods	$1,355	$1,134
Goods In Process	1,437	1,333
Raw Materials and Supplies	433	383

Inventory at FIFO Cost	3,225	2,850
Excess of FIFO over LIFO Cost	(135)	(111)

Total	$3,090	$2,739

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first six months of fiscal year 2011, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Balance as of Aug. 31, 2010	$3,147	$57	$3,204
Acquisition activity (see Note 3)	50	—	50
Effect of foreign currency translation adjustments	66	—	66

Balance as of Feb. 28, 2011	$3,263	$57	$3,320

In the six months ended Feb. 28, 2011, goodwill increased due to the 2011 acquisitions of Divergence and Pannon Seeds and the effects of foreign currency translation adjustments. See Note 3 — Business Combinations — for further information. There were no events or circumstances indicating that goodwill might be impaired as of Feb. 28, 2011. The 2011 annual goodwill impairment test will be performed as of March 1, 2011.
Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2011			As of Aug. 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible Assets with Finite Lives:
Acquired germplasm	$1,180	$(668)	$512	$1,161	$(640)	$521
Acquired intellectual property	961	(681)	280	866	(649)	217
Trademarks	349	(102)	247	344	(94)	250
Customer relationships	327	(130)	197	317	(113)	204
Other	128	(55)	73	121	(50)	71

Total Other Intangible Assets, Finite Lives	$2,945	$(1,636)	$1,309	$2,809	$(1,546)	$1,263

In process research & development, indefinite lives	44	—	44	—	—	—

Total Other Intangible Assets	$2,989	$(1,636)	$1,353	$2,809	$(1,546)	$1,263

The increase in acquired intellectual property during the six months ended Feb. 28, 2011, primarily resulted from the purchase of licenses that provide Monsanto the access to use technology patents.
The in-process research and development was a result of the acquisition of Divergence described in Note 3 — Business Combinations. This asset is subject to an indefinite life until the research is developed and commercialized.
Total amortization expense of other intangible assets was $37 million in second quarter of fiscal year 2011 and $39 million in second quarter of fiscal year 2010. Total amortization expense of other intangible assets was $75 million for the six months ended Feb. 28, 2011, and $79 million for the six months ended Feb. 28, 2010. The estimated intangible asset amortization expense for fiscal year 2011 through fiscal year 2015 is as follows:

(Dollars in millions)	Amount

2011	$151
2012	139
2013	112
2014	117
2015	113

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 10. INVESTMENTS AND EQUITY AFFILIATES

Investments
As of Feb. 28, 2011, Monsanto has short-term investments outstanding of $180 million. See Note 14 — Fair Value Measurements — for further discussion related to these investments.
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
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of Feb. 28, 2011, and Aug. 31, 2010, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $36 million and $23 million, respectively. Net unrealized gains (net of deferred taxes) of $6 million and $3 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of Feb. 28, 2011, and Aug. 31, 2010, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $68 million and $65 million, respectively. Monsanto purchased $72 million and $141 million of inventory from the seed supplier for the three and six months ended Feb. 28, 2011, respectively, and $101 million and $109 million for the three and six months ended Feb. 28, 2010. There were no sales of inventory to the seed supplier in either 2011 or 2010. As of Feb. 28, 2011, and Aug. 31, 2010, the amount payable to the seed supplier was $23 million and $5 million, respectively, and recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. As of Feb. 28, 2011, there were no prepayments, while the prepayment as of Aug. 31, 2010, was $7 million, included in other current assets in the Condensed Statements of Consolidated Financial Position related to inventory delivered in fiscal year 2011.
NOTE 11. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for the three months ended Feb. 28, 2011, and Feb. 28, 2010, and revenue of $40 million was recorded for the six months ended Feb. 28, 2011, and Feb. 28, 2010. As of Feb. 28, 2011, and Aug. 31, 2010, the remaining receivable balance is $386 million and $470 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of Feb. 28, 2011, and Aug. 31, 2010, the remaining deferred revenue balance is $357 million and $397 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $3 million and $7 million for the three and six months ended Feb. 28, 2011, respectively. Interest income for the three and six months ended Feb. 28, 2010, was $4 million and $8 million, respectively.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

In third quarter 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. Revenue of $3 million related to this agreement was recorded for the three and six months ended Feb. 28, 2011. As of Feb. 28, 2011, and Aug. 31, 2010, the remaining receivable balance is $73 million related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables on the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and was less than $1 million and $1 million for both the three and six months ended Feb. 28, 2011, and Feb. 28, 2010. As of Feb. 28, 2011, and Aug. 31, 2010, the remaining deferred revenue balance of $64 million and $67 million, respectively, is included in long-term deferred revenue in the Condensed Statements of Consolidated Financial Position and the current portion is included in deferred revenue.
NOTE 12. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During the first half of 2011, statutes expired in several ex-US jurisdictions. Additionally, the company benefitted from the retroactive extension of the research and development credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Primarily as a result of these items, Monsanto recorded a tax benefit of $18 million in the first half of 2011.
During the first half of 2010, statutes expired in several jurisdictions and several domestic and ex-US tax matters were resolved favorably. In addition, favorable adjustments were recorded as a result of the preparation of tax returns in several jurisdictions. Primarily as a result of these items, Monsanto recorded a tax benefit of $32 million in the first half of 2010.
NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS

In early April 2011, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a four-year senior unsecured revolving credit facility, which replaces the existing $2 billion credit facility established in 2007.
Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7 3/8% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized gains and losses, net of tax, of $6 million and $8 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Feb. 28, 2011, and Aug. 31, 2010, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. An unrealized gain and loss, net of tax, of $17 million and $9 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Feb. 28, 2011, and Aug. 31, 2010, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
Monsanto plans to issue new fixed-rate debt on or before April 15, 2011. In July 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $300 million. The purpose of the swaps was to hedge the

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $5 million and $7 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
The fair value of the total short-term debt was $409 million and $241 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. The fair value of the total long-term debt was $1,864 million and $2,094 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
As of Feb. 28, 2011, Monsanto had no commercial paper borrowings outstanding.
In April 2010, Monsanto completed the purchase of the Chesterfield Village Research Center from Pfizer. There is debt outstanding of $324 million on the purchase price which is included in short-term debt on the Condensed Statements of Consolidated Financial Position as of Feb. 28, 2011.
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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of Feb. 28, 2011, and Aug. 31, 2010. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Feb. 28, 2011, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,525	$—	$—	$—	$1,525
Short-term investments	180	—	—	—	180
Equity securities	36	—	—	—	36
Derivative assets related to:
Foreign currency	—	11	—	—	11
Interest rates	—	40	—	—	40
Corn	44	4	—	(43)	5
Soybeans	38	6	—	(38)	6
Energy and raw materials	—	4	—	—	4

Total Assets at Fair Value	$1,823	$65	$—	$(81)	$1,807

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	17	—	—	17
Interest rates	—	4	—	—	4
Corn	—	4	—	—	4
Soybeans	3	3	—	—	6
Energy and raw materials	—	13	—	—	13

Total Liabilities at Fair Value	$3	$41	$—	$—	$44

	Fair Value Measurements at Aug. 31, 2010, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table summarizes the changes in fair value of the Level 3 asset as of Feb. 28, 2011.

	Three Months Ended	Six Months Ended
(Dollars in millions)	Feb. 28, 2011	Feb. 28, 2011

Beginning Balance	$10	$10
Elimination due to consolidation of variable interest entities	(10)	(10)

Ending Balance	$—	$—

Short-term investments of treasury bills and commercial paper with original maturities of one year or less are stated at fair value. Because these investments are valued at purchase price and are traded in an active market these investments are considered to be Level 1.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a nonrecurring basis, were required prospectively beginning Sept. 1, 2009.
During the three and six months ended Feb. 28, 2011, there were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values as of Feb. 28, 2011, and Aug. 31, 2010.
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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 18 months for foreign currency hedges, 37 months for commodity hedges and 18 months for interest rate hedges. During the next 12 months, a pretax net gain of approximately $81 million will be reclassified from other comprehensive loss into earnings. During the three and six months ended Feb. 28, 2011, no cash flow hedges were discontinued. During the three and six months ended Feb. 28, 2010, a loss of $25 million and $29 million, respectively, was

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair-Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair-value hedges were discontinued during the three and six months ended Feb. 28, 2011, or Feb. 28, 2010.
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
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2011, and Aug. 31, 2010, were as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2011	2010

Derivatives Designated as Hedges:
Foreign exchange contracts	$336	$383
Commodity contracts	473	387
Interest rate contracts	775	775

Total Derivatives Designated as Hedges	$1,584	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,196	$862
Commodity contracts	138	123

Total Derivatives Not Designated as Hedges	$1,334	$985

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of Feb. 28, 2011, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value(1)
		As of Feb. 28,	As of Aug. 31,
(Dollars in millions)		2011	2010

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$6	$23
Foreign exchange contracts	Other assets	1	—
Commodity contracts	Other current assets(1)	74	12
Commodity contracts	Other assets(1)	12	4
Interest rate contracts	Other assets	40	—

Total derivatives designated as hedges		133	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	4	3
Commodity contracts	Trade receivables, net	10	5

Total derivatives not designated as hedges		14	8

Total Asset Derivatives		$147	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$9	$—
Foreign exchange contracts	Other liabilities	2	—
Commodity contracts	Other current assets(1)	3	—
Commodity contracts	Miscellaneous short-term accruals	7	14
Commodity contracts	Other liabilities	6	8
Interest rate contracts	Miscellaneous short-term accruals	4	11
Interest rate contracts	Other liabilities	—	28

Total derivatives designated as hedges		31	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	6	5
Commodity contracts	Trade receivables, net	1	4
Commodity contracts	Miscellaneous short-term accruals	6	9

Total derivatives not designated as hedges		13	18

Total Liability Derivatives		$44	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of Feb. 28, 2011, and Aug. 31, 2010.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Three Months Ended Feb. 28,		Three Months Ended Feb. 28,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(12)	$13	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(8)	$(1)	(1)	1	Net sales
Foreign exchange contracts	(7)	20	4	1	Cost of goods sold
Commodity contracts	80	(44)	1	(54)	Cost of goods sold
Interest rate contracts	34	8	(1)	(1)	Interest expense

Total Derivatives Designated as Hedges	99	(17)	(9)	(40)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			3	(12)	Other expense, net
Commodity contracts			3	—	Net sales

Total Derivatives Not Designated as Hedges			6	(12)

Total Derivatives	$99	$(17)	$(3)	$(52)

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Six Months Ended Feb. 28,		Six Months Ended Feb. 28,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(20)	$8	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(13)	$(6)	(3)	2	Net sales
Foreign exchange contracts	(9)	11	8	8	Cost of goods sold
Commodity contracts	121	29	(4)	(68)	Cost of goods sold
Interest rate contracts	75	4	(3)	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	—	—	N/A(5)

Total Derivatives Designated as Hedges	174	35	(22)	(53)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			3	(20)	Other expense, net
Commodity contracts			2	—	Net sales
Commodity contracts			(1)	—	Cost of goods sold

Total Derivatives Not Designated as Hedges			4	(20)

Total Derivatives	$174	$35	$(18)	$(73)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a gain of less than $1 million and loss of less than $(1) million from ineffectiveness for the three months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, and a gain of less than $1 million and $1 million from ineffectiveness for the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively. There were no hedges discontinued for the three or six months ended Feb. 28, 2011. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $25 million and $29 million for the three and six months ended Feb. 28, 2010, respectively.

(4)	Loss and gain on commodity fair value hedges is offset by a gain of $8 million and a loss of $(12) million on the underlying hedged inventory for the three months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, and a gain of $15 million and a loss of $(7) million on the underlying hedged inventory for the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively. A loss and gain from ineffectiveness of $(4) million and $1 million, respectively, during the three months ended Feb. 28,

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

2011, and Feb. 28, 2010, and a loss and gain from ineffectiveness of $(5) million and $1 million, respectively, during the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, was included in cost of goods sold.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $24 million and less than $1 million during the three months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, and a loss of $(38) million and a gain of $5 million during the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position is $32 million as of Feb. 28, 2011, and Feb. 28, 2010, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of Feb. 28, 2011, and Aug. 31, 2010, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Monsanto regularly evaluates its business practices to minimize its credit risk. During the six months ended Feb. 28, 2011, and Aug. 31, 2010, the company engaged multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 16. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 28, 2011			Three Months Ended Feb. 28, 2010
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$14	$1	$15	$12	$1	$13
Interest Cost on Benefit Obligation	20	3	23	22	4	26
Assumed Return on Plan Assets	(26)	(4)	(30)	(29)	(4)	(33)
Amortization of Unrecognized Net Loss	17	2	19	13	1	14
Curtailment and Settlement Charge (Gain)	—	2	2	2	(7)	(5)

Total Net Periodic Benefit Cost (Gain)	$25	$4	$29	$20	$(5)	$15

	Six Months Ended Feb. 28, 2011			Six Months Ended Feb. 28, 2010
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$30	$4	$34	$25	$3	$28
Interest Cost on Benefit Obligation	43	6	49	47	8	55
Assumed Return on Plan Assets	(55)	(8)	(63)	(61)	(8)	(69)
Amortization of Unrecognized Net Loss	36	3	39	27	2	29
Curtailment and Settlement Charge (Gain)	—	2	2	2	(7)	(5)

Total Net Periodic Benefit Cost (Gain)	$54	$7	$61	$40	$(2)	$38

Health Care and Other Postretirement Benefits	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010

Service Cost for Benefits Earned During the Period	$3	$2	$5	$5
Interest Cost on Benefit Obligation	3	2	5	6
Amortization of Unrecognized Net Gain	(1)	(2)	(1)	(6)

Total Net Periodic Benefit Cost	$5	$2	$9	$5

Monsanto contributed $30 million and $75 million to its U.S. qualified plan in the six month period ended Feb. 28, 2011, and Feb. 28, 2010, respectively. Monsanto contributed $8 million and $11 million to plans outside the United States in the six month period ended Feb. 28, 2011, and Feb. 28, 2010, respectively. Management is currently evaluating the initial results of the funded status of its U.S. qualified plan. Pending a final determination, additional plan contributions exceeding the amount already contributed in the six month period ended Feb. 28, 2011, are reasonably possible during the remainder of the fiscal year. As of Feb. 28, 2011, management expects to make additional contributions of approximately $2 million to the company’s pension plans outside the United States during the remainder of fiscal year 2011.
Employee Savings Plan
The Monsanto leveraged employee stock ownership plan debt was restructured in December 2004 and November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $57 million

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

and $56 million is due to the Monsanto Savings and Investment Plan from the company and is included in other liabilities on the Condensed Statements of Financial Position as of Feb. 28, 2011, and Aug. 31, 2010, respectively, related to these restructurings.
NOTE 17. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and six months ended Feb. 28, 2011, and Feb. 28, 2010. Stock-based compensation cost capitalized in inventory was $7 million and $8 million as of Feb. 28, 2011, and Aug. 31, 2010.

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010

Cost of Goods Sold	$4	$4	$9	$8
Selling, General and Administrative Expenses	17	17	33	32
Research and Development Expenses	7	7	13	12

Pre-Tax Stock-Based Compensation Expense	28	28	55	52
Income Tax Benefit	(10)	(10)	(19)	(18)

Net Stock-Based Compensation Expense	$18	$18	$36	$34

The following table summarizes stock-based compensation activity for the six months ended Feb. 28, 2011, for employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP), and for directors under the Monsanto Non-Employee Director Incentive Compensation Plan (Director Plan):

	LTIP and 2005 LTIP			Director Plan
	Stock	Restricted	Restricted	Deferred	Restricted
	Options	Stock Units	Stock	Stock	Stock

Granted	3,964,630	252,410	3,120	24,387	6,279
Weighted-average grant date fair value	$19.60	$56.73	$62.50	$54.66	$55.56

Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $100 million as of Feb. 28, 2011, and will be recognized as expense over a weighted-average period of 2.1 years. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $53 million and less than $1 million, respectively, as of Feb. 28, 2011, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock units and restricted stock were 2.0 years and 1.8 years, respectively, as of Feb. 28, 2011. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was $1 million as of Feb. 28, 2011, and will be recognized as expense over a weighted-average period of one year.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 18. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income (loss) is as follows:

	Three Months Ended
	Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010

Comprehensive Income	$1,294	$700	$1,500	$940

The components of accumulated other comprehensive loss are as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2011	2010

Accumulated Foreign Currency Translation Adjustments	$86	$(240)
Net Unrealized Gain on Investments, Net of Tax	6	—
Net Accumulated Derivative Loss (Income), Net of Tax	56	(48)
Postretirement Benefit Plan Activity, Net of Tax	(589)	(609)

Accumulated Other Comprehensive Loss	$(441)	$(897)

NOTE 19. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and six months ended Feb. 28, 2011, and Feb. 28, 2010, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 12 million and 8 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively. Of those antidilutive options, approximately 8 million and 5 million stock options were excluded from the computations of dilutive potential common shares for the three and six months ended Feb. 28, 2011, and Feb. 28, 2010, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
	2011	2010	2011	2010

Weighted-Average Number of Common Shares	536.3	545.8	537.6	545.7
Dilutive Potential Common Shares	6.1	7.6	6.1	7.7

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010

Interest	$83	$81
Taxes	66	160

During the first half of fiscal 2011 and 2010, the company recorded the following noncash investing and financing transaction: In second quarter 2011 and 2010, the board of directors declared a dividend which was payable in third quarter 2011 and 2010, respectively. As of Feb. 28, 2011, and Feb. 28, 2010, a dividend payable of $150 million and $145 million, respectively, was recorded.
In third quarter 2010, Monsanto acquired the Chesterfield Village Research Center from Pfizer for $435 million. The seller financed $324 million of this purchase. As of Feb. 28, 2011, $324 million is included in short-term debt on the Condensed Statement of Consolidated Financial Position. See Note 13 — Debt and Other Credit Arrangements — for further details.
NOTE 21. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $241 million and $255 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
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
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2010, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action. The court has set a trial date of Sept. 6, 2011, for the Bibb class action.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
•	As described in our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2010, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals heard oral argument in the case on April 20, 2010, and on July 30, 2010, the Court issued its decision affirming the decision of the District Court in all respects. The plaintiffs’ subsequent petition for rehearing and petition for rehearing en banc was denied in an order of the Court of Appeals issued on Sept. 14, 2010. On Dec. 13, 2010, the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court, which was denied by the Court on March 21, 2011.
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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarters of 2009, respectively, are included in the all other crops seeds and traits operating segment. In February 2011, the company reorganized the operating segments within our Agricultural Productivity reportable segment as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The “ROUNDUP and other glyphosate-based herbicides” operating segment and the “all other agricultural products” operating segments within Agricultural Productivity were combined into one operating segment titled “Agricultural Productivity” which is now managed as one business representing our weed management platform and supporting our Seeds and Genomics business. The change in operating segments had no impact on the company’s reportable segments. The historical segment disclosures have been recast to be consistent with the current presentation. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. EBIT is defined as earnings (loss) before interest and taxes. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2011.
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010

Net Sales(1)
Corn seed and traits	$2,397	$2,247	$3,011	$2,816
Soybean seed and traits	615	633	841	834
Cotton seed and traits	67	34	179	93
Vegetable seeds	229	223	412	396
All other crops seeds and traits	113	111	141	140

Total seeds and genomics	$3,421	$3,248	$4,584	$4,279

Agricultural productivity	708	642	1,375	1,308

Total agricultural productivity	$708	$642	$1,375	$1,308

Total	$4,129	$3,890	$5,959	$5,587

Gross Profit
Corn seed and traits	$1,506	$1,420	$1,845	$1,724
Soybean seed and traits	414	386	567	525
Cotton seed and traits	42	15	116	48
Vegetable seeds	125	138	238	250
All other crops seeds and traits	44	53	44	62

Total seeds and genomics	$2,131	$2,012	$2,810	$2,609

Agricultural productivity	177	87	316	229

Total agricultural productivity	$177	$87	$316	$229

Total	$2,308	$2,099	$3,126	$2,838

EBIT(2)(3)(4)
Seeds and genomics	$1,403	$1,362	$1,383	$1,305
Agricultural productivity	60	(87)	120	(53)

Total	$1,463	$1,275	$1,503	$1,252

Depreciation and Amortization Expense
Seeds and genomics	$124	$114	$246	$224
Agricultural productivity	31	36	64	70

Total	$155	$150	$310	$294

(1)	Represents net sales from continuing operations.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles.

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $4 million for the three months ended Feb. 28, 2011, and $4 million and $5 million for the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively.

(4)	EBIT includes restructuring charges for three and six months ended Feb. 28, 2011. See Note 6 — Restructuring — for additional information.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010

EBIT(1)	$1,463	$1,275	$1,503	$1,252
Interest Expense — Net	20	27	48	55
Income Tax Provision(2)	426	361	432	329

Net Income Attributable to Monsanto Company	$1,017	$887	$1,023	$868

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.
NOTE 23. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. During the three and six months ended Feb. 28, 2011, income from operations of discontinued business included a $2 million pre-tax gain related to the contingency. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the three and six months ended Feb. 28, 2011, income from operations of discontinued businesses included a $2 million pre-tax gain related to the sale of assets. During the six months ended Feb. 28, 2010, income from operations of discontinued businesses included a $5 million pre-tax gain related to the sale of assets.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
We manage our business in two segments: Seeds and Genomics and Agricultural Productivity. Through our Seeds and Genomics segment, we produce leading seed brands, including DEKALB, ASGROW, DELTAPINE, SEMINIS and DE RUITER, and we develop biotechnology traits that assist farmers in controlling insects and weeds. We also provide other seed companies with genetic material and biotechnology traits for their seed brands. Through our Agricultural Productivity segment, we manufacture ROUNDUP and HARNESS brand herbicides and other herbicides.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010. Financial information for the first six months of fiscal year 2011 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three and six months ended Feb. 28, 2011, and Feb. 28, 2010.
We also provide information regarding free cash flow, an important liquidity measure for Monsanto. We define free cash flow as the total of net cash provided or required by operating activities and provided or required by investing activities. We

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales increased $239 million, or six percent, in the three-month comparison and $372 million, or seven percent, in the six-month comparison. This increase was primarily a result of increased sales of corn and cotton seed and traits as well as increased sales in Agricultural Productivity. Net income in first half 2011 was $1.88 per share, compared with $1.57 per share in first half 2010.
Financial Condition, Liquidity, and Capital Resources — In first half 2011, net cash provided by operating activities was $1,441 million, compared with $256 million in the prior-year period. This increase was primarily due to improved earnings and a favorable change in accounts payable and other accrued liabilities and deferred revenue. Net cash required by investing activities was $524 million in first half of 2011 compared with $345 million in first half of 2010, primarily due to purchases of short-term investments. As a result, free cash flow improved to $917 million for the six months ended Feb. 28, 2011, compared with a negative $89 million for the six months ended Feb. 28, 2010. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
Outlook — We plan to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make our farmer customers more productive and profitable by protecting yields and improving the ways they can produce food, fiber and feed. We use the tools of modern biology to make seeds easier to grow, to allow farmers to do more with fewer resources, and to help produce healthier foods for consumers. Our current research and development (R&D) strategy and commercial priorities are focused on bringing our farmer customers second- and third-generation traits, on delivering multiple solutions in one seed (“stacking”), and on developing new pipeline products. Our capabilities in biotechnology and breeding research are generating a rich product pipeline that is expected to drive long-term growth. The viability of our product pipeline depends in part on the speed of regulatory approvals globally, and on continued patent and legal rights to offer our products.
ROUNDUP herbicides remain the largest crop protection brand globally. Following a period of increasing inventories within the global glyphosate market and expansion of global glyphosate production capacity, the market moved to an overcapacity position. As a result, the significant supply of lower-priced generics caused increased competitive pressure in the market. We are focused on managing the costs associated with our agricultural chemistry business as that sector matures globally.
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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions, except per share amounts)	2011	2010	Change	2011	2010	Change

Net Sales	$4,129	$3,890	6%	$5,959	$5,587	7%
Gross Profit	2,308	2,099	10%	3,126	2,838	10%
Operating Expenses:
Selling, general and administrative expenses	502	512	(2)%	952	1,008	(6)%
Research and development expenses	320	279	15%	623	546	14%
Restructuring charges, net	1	30	(97)%	8	44	(82)%

Total Operating Expenses	823	821	NM	1,583	1,598	(1)%

Income from Operations	1,485	1,278	16%	1,543	1,240	24%
Interest expense	39	41	(5)%	82	80	3%
Interest income	(19)	(14)	36%	(34)	(25)	36%
Other expense (income) — net	11	2	450%	23	(10)	(330)%

Income from Continuing Operations Before Income Taxes	1,454	1,249	16%	1,472	1,195	23%
Income tax provision	428	360	19%	434	330	32%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,026	889	15%	1,038	865	20%

Discontinued Operations:
Income from operations of discontinued businesses	4	—	NM	4	5	(20)%
Income tax provision	1	—	NM	1	—	NM

Income on Discontinued Operations	3	—	NM	3	5	(40)%

Net Income	$1,029	$889	16%	$1,041	$870	20%

Less: Net income attributable to noncontrolling interest	12	2	500%	18	2	800%

Net Income Attributable to Monsanto Company	$1,017	$887	15%	$1,023	$868	18%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.87	$1.60	17%	$1.88	$1.56	21%
Income on discontinued operations	0.01	—	NM	—	0.01	(100)%

Net Income	$1.88	$1.60	18%	$1.88	$1.57	20%

NM = Not Meaningful

Effective Tax Rate	29%	29%		29%	28%

Comparison as a Percent of Net Sales:
Gross profit	56%	54%		52%	51%
Selling, general and administrative expenses	12%	13%		16%	18%
Research and development expenses	8%	7%		10%	10%
Total operating expenses	20%	21%		27%	29%
Income from continuing operations before income taxes	35%	32%		25%	21%
Net income attributable to Monsanto Company	25%	23%		17%	16%
Second Quarter Fiscal Year 2011

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:
Net sales increased six percent in second quarter 2011 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased five percent, and our Agricultural Productivity segment net sales increased 10 percent. The following table

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

presents the percentage changes in second quarter 2011 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Second Quarter 2011 Percentage Change in Net Sales vs. Second Quarter 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	3%	2%	—	5%	—	5%
Agricultural Productivity Segment	9%	1%	—	10%	—	10%
Total Monsanto Company	4%	2%	—	6%	—	6%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2011 and 2010. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 10 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased two percentage points to 56 percent in second quarter 2011 primarily driven by the increase in Agricultural Productivity, cotton and soy margins. Gross profit percentage in the Seeds and Genomics Segment remained flat at 62 percent in second quarter 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased 11 percentage points to 25 percent in second quarter 2011. This increase was due to cost improvements. See the “Agricultural Productivity Segment” section of the MD&A for further details regarding the Agricultural Productivity gross profit.
Operating expenses increased $2 million, in second quarter 2011 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses decreased two percent primarily because of lower spending for administrative functions as well as savings from restructuring actions. R&D expenses increased 15 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A decreased one percentage point to 12 percent, and R&D expenses increased one percentage point to eight percent.
Interest income increased $5 million in the quarter-over-quarter comparison because of increased income earned on our investments in second quarter 2011.
Other expense — net was expense of $11 million in second quarter 2011, compared with expense of $2 million in the prior-year quarter. The increase occurred due to an increase in foreign currency losses in the current year primarily related to the Venezuela currency devaluation.
Income tax provision was $428 million in second quarter 2011, an increase of $68 million over the prior-year quarter primarily as a result of the increase in pretax income from continuing operations. The effective tax rate of 29 percent in second quarter 2011 was the same as the prior-year quarter. Second quarter 2011 included several discrete tax adjustments resulting in a tax benefit of $18 million. The majority of this benefit resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which led to the retroactive extension of the research and development credit (R&D credit) and the expiration of statutes in several ex-U.S. jurisdictions. Second quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $16 million. This mainly resulted from the resolution of domestic tax matters, the expiration of statutes in several ex-U.S. jurisdictions, and favorable adjustments from the preparation of tax returns in several jurisdictions. Without the discrete items, our effective tax rate for second quarter 2011 would still have been comparable to the 2010 rate.
First Half of Fiscal Year 2011

The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2011 and 2010 income from continuing operations:
Net sales increased seven percent in first half 2011 from the same period a year ago. Our Seeds and Genomics segment net sales increased seven percent, and our Agricultural Productivity segment net sales increased five percent. The following table

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

presents the percentage changes in first half 2011 worldwide net sales by segment compared with net sales in the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2011 Percentage Change in Net Sales vs. First Half 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	5%	2%	—	7%	—	7%
Agricultural Productivity Segment	9%	(5)%	1%	5%	—	5%
Total Monsanto Company	6%	—	1%	7%	—	7%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2011 and 2010. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 10 percent in the six-month comparison. Gross profit percentage for the total company increased one percentage point to 52 percent in first half 2011. Gross profit percentage in the Seeds and Genomics segment remained flat at 61 percent in first half 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased five percentage points to 23 percent in the first six months of 2011 because of cost improvements. See the “Agricultural Productivity Segment” section of the MD&A for the further information regarding the Agricultural Productivity gross profit.
Operating expenses decreased one percent, or $15 million, in first half 2011 from the prior-year comparable half. In the six-month comparison, SG&A expenses decreased six percent primarily because of lower spending for marketing, administrative functions and savings from restructuring actions, and R&D expenses increased 14 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A expenses decreased two percentage points to 16 percent, and R&D expenses remained flat at 10 percent in the six-month comparison.
Interest income increased $9 million in the six-month comparison because of more interest earned on our investments in first half 2011.
Other expense (income) — net was expense of $23 million in the first half of 2011, compared with income of $10 million in the prior-year first half. The change occurred due to increased foreign currency losses in the current year and the gain recorded on the Seminium acquisition in the prior year.
Income tax provision was $434 million in first half 2011, an increase of $104 million from the prior-year comparable period primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased slightly to 29 percent from 28 percent in the prior period. First half 2011 included several discrete tax adjustments resulting in a tax benefit of $18 million. The majority of this benefit resulted from the retroactive extension of the R&D credit discussed above and the expiration of statutes in several jurisdictions. First half 2010 included several discrete tax adjustments resulting in a tax benefit of $32 million. The majority of this benefit was a result of the expiration of statutes in several jurisdictions and the resolution of domestic and ex-U.S. tax matters. In addition, favorable adjustments were recorded as a result of the preparation of tax returns in several jurisdictions. Without the discrete items, our effective tax rate for first half 2011 would have been comparable to the 2010 rate.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Net Sales
Corn seed and traits	$2,397	$2,247	7%	$3,011	$2,816	7%
Soybean seed and traits	615	633	(3)%	841	834	1%
Cotton seed and traits	67	34	97%	179	93	92%
Vegetable seeds	229	223	3%	412	396	4%
All other crops seeds and traits	113	111	2%	141	140	1%

Total Net Sales	$3,421	$3,248	5%	$4,584	$4,279	7%

Gross Profit
Corn seed and traits	$1,506	$1,420	6%	$1,845	$1,724	7%
Soybean seed and traits	414	386	7%	567	525	8%
Cotton seed and traits	42	15	180%	116	48	142%
Vegetable seeds	125	138	(9)%	238	250	(5)%
All other crops seeds and traits	44	53	(17)%	44	62	(29)%

Total Gross Profit	$2,131	$2,012	6%	$2,810	$2,609	8%

EBIT(1)	$1,403	$1,362	3%	$1,383	$1,305	6%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Second Quarter Fiscal Year 2011

Net sales of corn seed and traits increased seven percent, or $150 million, in the three-month comparison, primarily because of higher sales in the United States and Brazil. These increases were driven by increased volumes due to higher planted acres in Brazil, increased volumes shipped in the United States and a shift to higher margin corn trait products.
Cotton seed and traits net sales increased 97 percent, or $33 million, in the three-month comparison. Current year sales improved as we are experiencing lower sales deductions for grower programs. Prior year growers experienced a drought in Texas that resulted in increased participation in our crop loss and drought programs.
The net sales increases discussed throughout this section resulted in $119 million higher gross profit in second quarter 2011. Gross profit as a percent of sales for this segment remained flat in the quarter-over-quarter comparison at 62 percent. This gross profit increase was primarily driven by increased sales for cotton seed and trait sales as we experienced lower sales deductions for grower programs as well as increased penetration of higher margin soybean traits.
EBIT for the Seeds and Genomics segment increased $41 million to $1,403 million in second quarter 2011.
Seeds and Genomics Financial Performance — First Half of Fiscal Year 2011

Net sales of corn seed and traits increased seven percent, or $195 million, in the six-month comparison, primarily in Brazil, the United States and Europe. The increase in these regions was primarily driven by higher volumes due to improved acres in Brazil and Europe, an increase in higher margin traits, as well as an increase in volumes shipped in the United States.
Cotton seed and traits net sales increased 92 percent, or $86 million, in the six-month comparison, primarily because of increased acres, higher cotton commodity prices and favorable weather conditions in Australia and an increase in volumes shipped in the United States.
Gross profit increased $201 million in the first half of 2011. Gross profit as a percent of sales for this segment remained flat in the period-over-period comparison at 61 percent. The net sales increases discussed throughout this section resulted in increased gross profit. In addition, in the prior year we recorded inventory impairments of $54 million related to discontinued corn seed products in the United States as part of our 2009 Restructuring Plan which did not reoccur in the current year. See Note 6 — Restructuring — for further information. Partially offsetting these increases, the average net selling price of corn seed and traits in the United States declined compared to the prior six-month comparison as we focus on mix for our GENUITY SMARTSTAX family of products.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

EBIT for the Seeds and Genomics segment increased $78 million to $1,383 million in the first half of 2011.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Net Sales
Agricultural productivity	$708	$642	10%	$1,375	$1,308	5%

Total Net Sales	$708	$642	10%	$1,375	$1,308	5%

Gross Profit
Agricultural productivity	$177	$87	103%	$316	$229	38%

Total Gross Profit	$177	$87	103%	$316	$229	38%

EBIT(1)	$60	$(87)	(169)%	$120	$(53)	(326)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2011

Net sales for Agricultural Productivity increased 10 percent, or $66 million, in the three-month comparison. Sales of ROUNDUP and other glyphosate-based herbicides was the largest contributor to the increase. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 13 percent in second quarter 2011 compared to second quarter 2010. Offsetting this increase, the average net selling price for ROUNDUP and other glyphosate-based herbicides decreased in most regions in second quarter 2011 due to previously announced price decreases.
The net sales increases discussed throughout this section resulted in $90 million higher gross profit in second quarter 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased 11 percentage points to 25 percent in second quarter 2011 because of cost improvements primarily related to production efficiencies. EBIT for the Agricultural Productivity segment increased $147 million to $60 million in second quarter 2011.
Agricultural Productivity Financial Performance — First Half of Fiscal Year 2011

Net sales for Agricultural Productivity increased five percent, or $67 million, in the six-month comparison, primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. ROUNDUP and other glyphosate-based herbicides volume increased 13 percent in the period-over-period comparison due to increased demand primarily in Argentina and Europe. Offsetting this increase, the average net selling price of ROUNDUP and other glyphosate-based herbicides decreased in most regions in the first six months of 2011 compared to the first six months of 2010 due to previously announced price decreases.
The net sales increases and the cost improvements resulted in $87 million higher gross profit in the first half of 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased five percentage points to 23 percent in the period-over-period comparison. EBIT for the Agricultural Productivity segment increased $173 million to $120 million in the first half of 2011.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010
Cost of Goods Sold(1)	$(2)	$(54)	$(2)	$(54)
Restructuring Charges, Net(1)(2)	(1)	(30)	(8)	(44)

Loss from Continuing Operations Before Income Taxes	(3)	(84)	(10)	(98)
Income Tax Benefit	1	30	4	31

Net Loss	$(2)	$(54)	$(6)	$(67)

(1)	For the three months and the six months ended Feb. 28, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the six months ended Feb. 28, 2011, the $8 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $(4) million in Agricultural Productivity and $12 million in Seeds and Genomics. For the three months and the six months ended Feb. 28, 2010, the $54 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended Feb. 28, 2010, the $30 million of restructuring charges, net were split by segment as follows: $25 million in Agricultural Productivity and $5 million in Seeds and Genomics. For the six months ended Feb. 28, 2010, the $44 million of restructuring charges, net were split by segment as follows: $36 million in Agricultural Productivity and $8 million in Seeds and Genomics.

(2)	The restructuring charges for the three months and the six months ended Feb. 28, 2011, include reversals of $25 million related to the 2009 Restructuring Plan. The restructuring charges for the three months and the six months ended Feb. 28, 2010, include reversals of $9 million and $11 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the remaining payments are expected to be made by the end of the fourth quarter in fiscal year 2011.
The total restructuring costs are now expected to be approximately $740 million to $780 million and were substantially completed by the end of the first quarter of 2011. The charges are expected to be comprised of approximately $350 million to $370 million in severance and related benefits, $150 million to $170 million of costs related to facility closures and exit costs and $240 million of asset impairments. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.
The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $3 million and $84 million incurred for the three months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, the pretax charges of $10 million and $98

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

million incurred for the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, as well as the cumulative pretax charges of $740 million.

	Three Months Ended Feb. 28,						Six Months Ended Feb. 28,
	Seeds and		Agricultural				Seeds and		Agricultural
	Genomics		Productivity		Total		Genomics		Productivity		Total
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Work Force Reductions	$—	$3	$—	$1	$—	$4	$(11)	$4	$(7)	$11	$(18)	$15
Facility Closures / Exit Costs	1	2	—	24	1	26	23	3	3	25	26	28
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	1	—	—	—	1
Inventory	2	54	—	—	2	54	2	54	—	—	2	54

Total Restructuring Charges, Net	$3	$59	$—	$25	$3	$84	$14	$62	$(4)	$36	$10	$98

	Cumulative Amount through Feb. 28, 2011
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	72	81	153
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$538	$202	$740

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
In the six months ended Feb. 28, 2011, pretax restructuring charges of $10 million were recorded. The facility closures/exit costs of $26 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $7 million of additional charges were offset by $25 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States. In the six months ended Feb. 28, 2010, pretax restructuring charges of $98 million were recorded. The $15 million in workforce reductions relate primarily to Europe. The facility closures/exit costs of $28 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $54 million recorded in cost of goods sold related to discontinued corn seed products in the United States.
The actions related to the overall restructuring plan are expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit expected to be realized in 2011.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Feb. 28,		As of Aug. 31,
(Dollars in millions, except current ratio)	2011	2010	2010

Cash and Cash Equivalents (variable interest entities - 2011: $13)	$1,837	$1,607	$1,485
Trade Receivables, Net (variable interest entities - 2011: $101)	2,377	2,093	1,590
Inventory, Net	3,090	3,199	2,739
Other Current Assets(1)	1,388	1,346	1,308

Total Current Assets	$8,692	$8,245	$7,122

Short-Term Debt	$409	$114	$241
Accounts Payable	634	673	752
Accrued Liabilities(2)	3,478	2,892	2,548

Total Current Liabilities	$4,521	$3,679	$3,541

Working Capital(3)	$4,171	$4,566	$3,581
Current Ratio(3)	1.92:1	2.24:1	2.01:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Feb. 28, 2011, compared with Aug. 31, 2010: Working capital increased $590 million between Aug. 31, 2010, and Feb. 28, 2011, because of the following factors:
•	Cash and cash equivalents increased $352 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, for further details of this increase.

•	Trade receivables increased $787 million due to normal ongoing sales activity because of the seasonality of our business.

•	Inventory increased $351 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance as of Feb. 28, 2011.
These increases to working capital between Aug. 31, 2010, and Feb. 28, 2011, were offset by the following factors:
•	Income taxes payable increased $218 million primarily due to the seasonality of U.S. results coupled with the timing of U.S. income tax payments.

•	Deferred revenue increased $700 million related to customer prepayments for product that will be shipped in the current fiscal year.
Feb. 28, 2011, compared with Feb. 28, 2010: Working capital decreased $395 million between Feb. 28, 2011, and Feb. 28, 2010. The following factors decreased working capital as of Feb. 28, 2011, compared with Feb. 28, 2010:
•	Short-term debt increased $295 million primarily due to the acquisition of the Chesterfield Village Research Center in the prior year. As of Feb. 28, 2011, $324 million is included within short-term debt related to payments due on the acquisition.

•	Accrued liabilities increased $586 million. Accrued marketing programs related to current year sales increased $214 million due to the increase in sales and timing of payments. Further, an increase of $318 million in deferred revenue is due to increased customer prepayments in the United States compared to the prior six-month period.
These working capital decreases were partially offset by the following factors:

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

•	Cash and cash equivalents increased $230 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Trade receivables increased $284 million due to an increase in current year sales compared to prior year.
Customer Financing Programs: We participate in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $600 million) for selected customers in Brazil to a special purpose entity, formerly a qualified special purpose entity. Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and we hold the remaining 12 percent interest. Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We have evaluated our relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information, see Note 5 — Variable Interest Entities.
As of Feb. 28, 2011, there were no receivables sold through this financing program that were delinquent. As of Aug. 31, 2010, there was $3 million of receivables sold through this financing program that was delinquent. Based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded our recourse provision at $5 million as of Aug. 31, 2010. Since the entity is now consolidated, we recorded a bad debt allowance related to these receivables of $2 million as of Feb. 28, 2011. The maximum potential amount of exposure under the program was $12 million as of Feb. 28, 2011. If we are called upon to make payments under the recourse provision, we would have the benefit under the financing program of any amounts subsequently collected from the customer.
We have an agreement with a special purpose entity in Argentina to transfer customer receivables and to service such accounts. We have evaluated our relationship with this entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities. Based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded a bad debt allowance related to these receivables of less than $1 million as of Feb. 28, 2011. The maximum potential amount of exposure under the program was $1 million as of Feb. 28, 2011.
We have an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million and $2 million for the first six months of fiscal year 2011 and 2010, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was $2 million as of Feb. 28, 2011, and Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreement was $2 million as of Feb. 28, 2011. The outstanding balance of the receivables sold was $5 million and $223 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. There were delinquent accounts of $5 million and $3 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
We sell accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $4 million and $7 million for the first six months of 2011 and 2010, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. There was no liability as of Feb. 28, 2011. Our guarantee liability was less than $1 million as of Aug. 31, 2010. There were no outstanding balances of the receivables sold as of Feb. 28, 2011, and, therefore, no potential future payments under the recourse provisions of the agreements as of Feb. 28, 2011. The outstanding balance of the receivables sold was $86 million as of Aug. 31, 2010.
We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $330 million) for selected customers in Brazil. The amount of loans outstanding was $72 million and $100 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. In this program, we provide a guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $72 million as of Feb. 28,

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

2011. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million and $3 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in the United States, Brazil, Europe and Argentina. The amount of loans outstanding was $46 million and $36 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively. We provide a guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $36 million as of Feb. 28, 2011. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million and $2 million as of Feb. 28, 2011, and Aug. 31, 2010, respectively.
Cash Flow

	Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010

Net Cash Provided by Operating Activities	$1,441	$256
Net Cash Required by Investing Activities	(524)	(345)

Free Cash Flow(1)	917	(89)

Net Cash Required by Financing Activities	(668)	(259)
Cash Assumed from Initial Consolidation of Variable Interest Entities	77	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	26	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	352	(349)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,837	$1,607

(1)	Free cash flow represents the total of net cash provided by operating activities and required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $1,441 million in first half 2011 compared with $256 million in first half 2010. The increase of $1,185 million was driven by the change in accounts payable and other accrued liabilities of $830 million in the six-month comparison because of higher accrued marketing programs, customer payables, and employee incentives. In addition, the increase was also driven by higher net income of $171 million in the six-month comparison from $870 million to $1,041 million. Further, the change in deferred revenue of $315 million provided increased cash as customer prepayments in the United States increased in the first half 2011 over first half 2010.
Cash required by investing activities was $524 million in first half 2011 compared to $345 million in first half 2010. We purchased short-term investments for $180 million in the current year. Further we acquired businesses for $99 million in the current year. Partially offsetting these uses, our capital expenditures decreased $125 million in the six-month comparison due to less spending in the first half of the current year.
The amount of cash required by financing activities was $668 million in the first six months of 2011 compared with $259 million in the first six months of 2010. The net change in short-term financing was a source of cash of $6 million in first half 2011 compared with a source of cash of $119 million in the prior-year first half primarily due to increased short-term borrowings to support ex-U.S. operations during the prior fiscal year. Further, treasury stock purchases increased $257 million as we increased our repurchase of shares during the first six months of 2011 compared to the comparable prior-year period.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

Capital Resources and Liquidity

	As of Feb. 28,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2011	2010	2010

Short-Term Debt	$409	$114	$241
Long-Term Debt	1,729	1,726	1,862
Total Shareowners’ Equity	11,001	10,701	10,099
Debt-to-Capital Ratio	16%	15%	17%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. Although the commercial paper market has not fully returned to historical levels, the market is available to those companies with high short-term credit ratings such as Monsanto. We accessed the commercial paper markets in 2011 for short periods of time to finance working capital needs and do not believe our options will be limited in the future. We had no commercial paper borrowings outstanding at Feb. 28, 2011.
Total debt outstanding increased $298 million between Feb. 28, 2010, and Feb. 28, 2011, primarily because we acquired the Chesterfield Village Research Center in April 2010 for $435 million of which $111 million was paid in fiscal year 2010 and $324 million is included within short-term debt as of Feb. 28, 2011.
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
Dividend: In January 2011, we declared a quarterly dividend of 28 cents payable on April 29, 2011, to shareowners of record as of April 8, 2011.
Capital Expenditures: We expect 2011 capital expenditures to be in the range of $600 million to $700 million compared with $755 million in 2010. The primary driver of this decrease is lower spending on projects to expand corn seed production facilities and R&D facilities compared to prior year.
Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the six months ended Feb. 28, 2011, and Feb. 28, 2010, income from operations of discontinued businesses included a pre-tax gain related to the sale of $4 million and $5 million, respectively.
2011 Acquisitions: In February 2011, we acquired 100 percent of the outstanding stock of Divergence, Inc., a biotechnology research and development company located in St. Louis, Missouri. The total cash paid and the fair value of the acquisition were $71 million, and the purchase price was primarily allocated to intangibles and goodwill.
In December 2010, we acquired 100 percent of the outstanding stock of Pannon Seeds, a seed processing plant located in Hungary, from IKR Production Development and Commercial Corporation. The acquisition of this plant, which qualifies as a business under the Business Combinations topic of the ASC, allows Monsanto to reduce third party seed production in Hungary. The total fair value of the acquisition was $32 million, and the purchase price was primarily allocated to fixed assets and goodwill. This fair value includes $28 million of cash paid (net of cash acquired) and $4 million related to assumed liabilities.
2010 Acquisitions: In April 2010, we acquired a corn and soybean processing plant located in Paine, Chile from Anasac, a Santiago-based company that provides seed processing services. The total cash paid and the fair value of the acquisition were $34 million, and the purchase price was primarily allocated to fixed assets, goodwill, and intangibles.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

In October 2009, we acquired the remaining 51 percent equity interest in Seminium, S.A. (Seminium), a leading Argentinean corn seed company. The total fair value of Seminium was $36 million. This fair value includes $20 million of cash paid (net of cash acquired) and $16 million for the fair value of Monsanto’s 49 percent equity interest in Seminium held prior to the acquisition.
2011 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended Aug. 31, 2010, except as discussed above.
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
OUTLOOK

We believe we have achieved an industry-leading position in the areas in which we compete in both of our business segments. However, the outlook for each part of our business is quite different. In the Seeds and Genomics segment, our seeds and traits business is expected to expand via our investment in new products. In the Agricultural Productivity segment, we expect to deliver competitive products in a more steady-state business.
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
We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve and grow our vegetable seeds business, which has

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

a portfolio focused on 23 crops. We continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The business integration into a global platform, along with a number of process improvements, has improved our ability to develop and deliver new, innovative products to our broad customer base. The acquisition of Aly Participacoes Ltda. will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
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
Full regulatory submissions were completed for a five percent refuge-in-a-bag (RIB) seed blend to the U.S. EPA for GENUITY SMARTSTAX and GENUITY VT DOUBLE PRO. GENUITY SMARTSTAX and VT DOUBLE PRO RIB would provide a single bag solution to enable farmers in the Corn Belt to plant corn without a separate refuge.
Notwithstanding continuing and varied legal challenges by private and governmental parties, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans, INTACTA ROUNDUP READY 2 PRO in the future) or our indemnification collection system (BOLLGARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow in Brazil as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that these products protected by pipeline patents have the duration of the U.S. patent (2014 for ROUNDUP READY soybeans and 2011 for BOLLGARD cotton), legal rulings have not consistently achieved that outcome. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our Brazilian risk against such volatility.
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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

Efforts to secure an orderly system in Argentina to support the introduction of new technology products are underway. We do not plan to collect on first generation ROUNDUP READY soybeans and we do not plan to commercialize new soybean traits in Argentina until we can achieve more certainty that we will be compensated for providing the technology. Growers and grain handler agreements will be essential prior to a launch of INTACTA ROUNDUP READY 2 PRO in Argentina.
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies, including Monsanto, to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The European Food Safety Authority (EFSA) has issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on March 22, 2011, the Advocate General issued an opinion supporting the arguments against the ban. The Court’s judgment is expected later in 2011. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, there will be no sales or planting of MON810 products in Germany this growing season. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures but we have focused our legal challenges to those countries with significant corn plantings.
Agricultural Productivity
Our Agricultural Productivity gross profit peaked in 2008, declined slightly in 2009 and declined significantly in 2010. The structural changes that have occurred in the global glyphosate market, including overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s ROUNDUP READY crops through our weed management platform that delivers weed control offerings for farmers.
We have submitted a mine plan to the U.S. Bureau of Land Management (BLM) regarding a new phosphate ore mine near Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our ROUNDUP herbicides and licensed glyphosate. BLM has prepared a final Environmental Impact Statement (EIS) for the mine. We anticipate receiving regulatory approvals for our new mine in fiscal year 2011. However, we are aware that certain environmental groups have initiated litigation against other phosphate producers to disrupt and delay the permitting process.
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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

NEW ACCOUNTING STANDARDS

In July 2010, the FASB issued a new update that requires enhanced disclosures regarding credit quality and the related allowance for credit losses of financing receivables. The new disclosures will require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. Accordingly, we adopted the new disclosure requirements in second quarter 2011, and the disclosures related to activities during the reporting period will begin in the third quarter 2011. See Note 7 — Receivables — for the new disclosures.
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
In June 2009, the FASB issued a standard that removes the concept of a qualifying special-purpose entity (QSPE) from GAAP and removes the exception from applying consolidation principles to a QSPE. This standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we adopted this standard in first quarter fiscal year 2011. See Note 4 — Customer Financing Programs — for additional discussion regarding the impact on our QSPE related to a Brazilian financing program and other financing programs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of Feb. 28, 2011 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
During the quarter that ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

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
Governmental Proceedings and Undertakings
As described in our Report of Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2010, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $263 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $86 million to $43 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. The court date is pending. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.6 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Securities and Derivative Proceedings
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2010, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleges that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our ROUNDUP business and our Seeds and Genomics business, lead plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Apr, 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2010, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our ROUNDUP business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs have moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On Mar. 11, 2011, the Court approved the parties’ stipulation and consolidated the two actions. Defendants have moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On Mar. 11, 2011, the Court approved the parties’ stipulation to a stay of these actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly period ended Nov. 30, 2010, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay.
ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended Aug. 31, 2010, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the second quarter of fiscal year 2011 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
		(b) Average	Purchased as Part of	Value of Shares that May
	(a) Total Number of	Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share(1)	or Programs	the Plans or Programs

December 2010:
Dec. 1, 2010, through Dec. 31, 2010	70,510	$61.77	70,510	$727,691,540
January 2011:
Jan. 1, 2011, through Jan. 31, 2011	1,407,181	$73.85	1,407,181	$623,769,171
February 2011:
Feb. 1, 2011, through Feb. 28, 2011	72,791	$74.07	72,791	$618,377,449

Total	1,550,482	$73.31	1,550,482	$618,377,449

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. There were no other publicly announced plans outstanding as of Feb. 28, 2011.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG Nicole M. Ringenberg
Vice President and Controller
(On behalf of the Registrant and as Principal
Accounting Officer)
Date: April 7, 2011

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Omitted

4	Omitted

10	Form of Change of Control Employment Security Agreement for Mr. Courduroux, effective Feb. 4, 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed Feb. 10, 2011, File No. 1-16167).

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.