Form 10-Q
period 2011-05-31
MONSANTO CO /NEW/
filed 2011-06-30
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 534,735,073 shares of Common Stock, $0.01 par value, outstanding as of June 27, 2011.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

PART II—OTHER INFORMATION

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Statements of Consolidated Operations of Monsanto Company and its consolidated subsidiaries for the three months and nine months ended May 31, 2011, and May 31, 2010, the Condensed Statements of Consolidated Financial Position as of May 31, 2011, and Aug. 31, 2010, the Statements of Consolidated Cash Flows for the nine months ended May 31, 2011, and May 31, 2010, the Statements of Consolidated Shareowners’ Equity and Comprehensive Income for the nine months ended May 31, 2011, and year ended Aug. 31, 2010, and related Notes to Consolidated Financial Statements follow. Unless otherwise indicated, “Monsanto” and the “company” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. In the notes to the consolidated financial statements, all dollars are expressed in millions, except per share amounts. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q
Statements of Consolidated Operations

Unaudited	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010

Net Sales	$3,590	$2,962	$9,549	$8,549
Cost of goods sold	1,635	1,575	4,468	4,324

Gross Profit	1,955	1,387	5,081	4,225
Operating Expenses:
Selling, general and administrative expenses	591	492	1,543	1,500
Research and development expenses	360	302	983	848
Restructuring charges, net	1	34	9	78

Total Operating Expenses	952	828	2,535	2,426
Income from Operations	1,003	559	2,546	1,799
Interest expense	35	35	117	115
Interest income	(17)	(18)	(51)	(43)
Other expense (income), net	15	7	38	(3)

Income from Continuing Operations Before Income Taxes	970	535	2,442	1,730
Income tax provision	270	138	704	468

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$700	$397	$1,738	$1,262

Discontinued Operations:
Income from operations of discontinued businesses	—	—	4	5
Income tax provision	—	—	1	—

Income on Discontinued Operations	—	—	3	5

Net Income	$700	$397	$1,741	$1,267

Less: Net income attributable to noncontrolling interest	20	13	38	15

Net Income Attributable to Monsanto Company	$680	$384	$1,703	$1,252

Amounts Attributable to Monsanto Company:
Income from continuing operations	$680	$384	$1,700	$1,247
Income on discontinued operations	—	—	3	5

Net Income Attributable to Monsanto Company	$680	$384	$1,703	$1,252

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.27	$0.71	$3.17	$2.29
Income on discontinued operations	—	—	—	0.01

Net Income Attributable to Monsanto Company	$1.27	$0.71	$3.17	$2.30

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.26	$0.70	$3.13	$2.26
Income on discontinued operations	—	—	0.01	0.01

Net Income Attributable to Monsanto Company	$1.26	$0.70	$3.14	$2.27

Weighted Average Shares Outstanding:
Basic	535.5	543.2	536.9	544.7
Diluted	541.2	549.9	542.9	552.1

Dividends Declared per Share	$—	$—	$0.56	$0.53
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q
Condensed Statements of Consolidated Financial Position

Unaudited	As of May 31,	As of Aug. 31,
(Dollars in millions, except share amounts)	2011	2010

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $103)	$1,074	$1,485
Short-term investments	250	—
Trade receivables, net (variable interest entities restricted - 2011: $88)	3,579	1,590
Miscellaneous receivables	740	717
Deferred tax assets	384	511
Inventory, net	2,826	2,739
Other current assets	134	80

Total Current Assets	8,987	7,122
Total property, plant and equipment	8,497	8,068
Less accumulated depreciation	4,227	3,841

Property, Plant and Equipment, Net	4,270	4,227
Goodwill	3,364	3,204
Other Intangible Assets, Net	1,335	1,263
Noncurrent Deferred Tax Assets	1,085	1,014
Long-Term Receivables, Net	474	513
Other Assets	571	524

Total Assets	$20,086	$17,867

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$216	$241
Accounts payable	603	752
Income taxes payable	333	66
Accrued compensation and benefits	396	179
Accrued marketing programs	849	839
Deferred revenues	324	219
Grower production accruals	158	130
Dividends payable	—	151
Customer payable	27	83
Restructuring reserves	48	197
Miscellaneous short-term accruals	764	684

Total Current Liabilities	3,718	3,541
Long-Term Debt	2,027	1,862
Postretirement Liabilities	923	920
Long-Term Deferred Revenue	351	395
Noncurrent Deferred Tax Liabilities	145	137
Long-Term Portion of Environmental and Litigation Liabilities	183	188
Other Liabilities	669	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 590,762,383 and 588,439,202 shares, respectively Outstanding 534,771,481 and 540,376,499 shares, respectively	6	6
Treasury stock 55,990,902 and 48,062,703 shares, respectively, at cost	(2,596)	(2,110)
Additional contributed capital	10,042	9,896
Retained earnings	4,610	3,208
Accumulated other comprehensive loss	(200)	(897)
Reserve for ESOP debt retirement	(3)	(4)

Total Monsanto Company Shareowners’ Equity	11,859	10,099

Noncontrolling Interest	211	44

Total Shareowners’ Equity	12,070	10,143

Total Liabilities and Shareowners’ Equity	$20,086	$17,867

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

Statements of Consolidated Cash Flows

Unaudited	Nine Months Ended May 31,
(Dollars in millions)	2011	2010

Operating Activities:
Net Income	$1,741	$1,267
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	457	446
Bad-debt expense	(6)	41
Stock-based compensation expense	83	72
Excess tax benefits from stock-based compensation	(24)	(40)
Deferred income taxes	(45)	(98)
Restructuring charges, net	9	78
Equity affiliate income, net	(12)	(21)
Net gain on sales of a business or other assets	(5)	(2)
Other items	46	38
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(1,759)	(1,648)
Inventory, net	36	78
Deferred revenues	30	(80)
Accounts payable and other accrued liabilities	757	(324)
Restructuring cash payments	(164)	(175)
Pension contributions	(47)	(95)
Net investment hedge settlement	—	(4)
Other items	(153)	(71)

Net Cash Provided (Required) by Operating Activities	944	(538)

Cash Flows Required by Investing Activities:
Purchases of short-term investments	(430)	—
Maturities of short-term investments	180	—
Capital expenditures	(326)	(560)
Acquisition of businesses, net of cash acquired	(99)	(57)
Purchases of long-term equity securities	—	(14)
Technology and other investments	(51)	(26)
Other investments and property disposal proceeds	19	43

Net Cash Required by Investing Activities	(707)	(614)

Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	(40)	596
Short-term debt proceeds	59	26
Short-term debt reductions	(33)	(54)
Long-term debt proceeds	300	—
Long-term debt reductions	(192)	(3)
Payments on other financing	(3)	(3)
Debt issuance costs	(3)	—
Treasury stock purchases	(486)	(498)
Stock option exercises	45	50
Excess tax benefits from stock-based compensation	24	40
Tax withholding on restricted stock and restricted stock units	(4)	—
Dividend payments	(452)	(434)
Proceeds from noncontrolling interest	69	—
Dividend payments to noncontrolling interest	(50)	(43)

Net Cash Required by Financing Activities	(766)	(323)

Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	41	(6)

Net Decrease in Cash and Cash Equivalents	(411)	(1,481)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,074	$475

See Note 20	— Supplemental Cash Flow Information — for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
			Additional		Accumulated Other	Reserve	Non-
	Common	Treasury	Contributed	Retained	Comprehensive	for ESOP	Controlling
(Dollars in millions, except per share data)	Stock	Stock	Capital	Earings	(Loss) (1)	Debt	Interest	Total

Balance as of Aug. 31, 2009	$6	$(1,577)	$9,695	$2,682	$(744)	$(6)	$69	$10,125
Net income	—	—	—	1,109	—	—	19	1,128
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010							18	974
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010	$6	$(2,110)	$9,896	$3,208	$(897)	$(4)	$44	$10,143
Net income	—	—	—	1,703	—	—	38	1,741
Foreign currency translation	—	—	—	—	541	—	3	544
Postretirement benefit plan activity, net of tax of $20	—	—	—	—	31	—	—	31
Unrealized net gains on investment holdings, net of tax of $3	—	—	—	—	5	—	—	5
Unrealized net derivative gains, net of tax of $81	—	—	—	—	119	—	—	119
Realized net derivative losses, net of tax of $6	—	—	—	—	1	—	—	1

Comprehensive income for 2011							41	2,441
Treasury stock purchases	—	(486)	—	—	—	—	—	(486)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	45	—	—	—	—	45
Excess tax benefits from stock-based compensation	—	—	24	—	—	—	—	24
Stock-based compensation expense	—	—	81	—	—	—	—	81
Cash dividends of $0.56 per common share	—	—	—	(301)	—	—	—	(301)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(50)	(50)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1
Proceeds from noncontrolling interest	—	—	—	—	—	—	69	69
Noncontrolling interest in consolidated variable interest entities	—	—	—	—	—	—	107	107

Balance as of May 31, 2011	$6	$(2,596)	$10,042	$4,610	$(200)	$(3)	$211	$12,070

(1)	See Note 18 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.
The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q should be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and current report on Form 8-K dated April 8, 2011. Financial information for the first nine months of fiscal year 2011 should not be annualized because of the seasonality of the company’s business.
NOTE 2. NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that may be reclassified to profit or loss in the future are required to be presented separately from those that would never be reclassified. The amendment is effective for fiscal years beginning after Dec. 15, 2011, and interim periods within that year. Accordingly, Monsanto will adopt this amendment in fiscal year 2013. The company is currently evaluating the impact of adoption on the consolidated financial statements.
In July 2010, the FASB issued a new update that requires enhanced disclosures regarding credit quality and the related allowance for credit losses of financing receivables. The new disclosures require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. Accordingly, Monsanto adopted the new disclosure requirements in second quarter 2011, and the disclosures related to activities during the reporting period have been incorporated in the third quarter 2011. See Note 7 — Receivables — for the new disclosures.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
NOTE 4. CUSTOMER FINANCING PROGRAMS

Monsanto participates in a revolving financing program in Brazil that allows Monsanto to transfer up to 1 billion Brazilian reais (approximately $630 million) for selected customers in Brazil to a special purpose entity, formerly a qualified special purpose entity. Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and Monsanto holds the remaining 12 percent interest. Under the arrangement, a recourse provision requires Monsanto to cover the first 12 percent of credit losses within the program. The company has evaluated its relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities.
In this program, receivables are considered delinquent when payments are one day past due, but the provisions in the financing program for nonperformance start on the 15th day past due. If a customer fails to pay an obligation when it is due, the provisions for bad debt on the program will be recorded. As of May 31, 2011, there were $2 million of receivables sold through this financing program that were delinquent. There were $3 million of receivables sold through this financing program that were delinquent as of Aug. 31, 2010. Based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded its recourse provision at $5 million as of Aug. 31, 2010. Since the entity is now consolidated, Monsanto recorded a bad debt allowance related to these receivables of $2 million as of May 31, 2011. The maximum potential amount of exposure under the program was $17 million as of May 31, 2011. If Monsanto is called upon to make payments under the recourse provision, it would have the benefit under the financing program of any amounts subsequently collected from the customer.
Monsanto has an agreement with a special purpose entity in Argentina to transfer customer receivables and to service such accounts. The company has evaluated its relationship with this entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities. As of May 31, 2011, and Aug. 31, 2010, there were no receivables sold through this financing program that were delinquent. Based on the company’s historical collection experience with these customers and a current assessment of credit exposure, Monsanto recorded a bad debt allowance related to these receivables of less than $1 million as of May 31, 2011. The maximum potential amount of exposure under the program was $1 million as of May 31, 2011.
Monsanto has an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million and $51 million for the first nine months of fiscal years 2011 and 2010, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon the company’s historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by Monsanto was less than $1 million as of May 31, 2011, and $2 million as of Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreement was less than $1 million as of May 31, 2011. The outstanding balance of the receivables sold was $3 million and

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

$223 million as of May 31, 2011, and Aug. 31, 2010, respectively. There were delinquent accounts of $3 million as of May 31, 2011, and Aug. 31, 2010.
Monsanto also sells accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of receivables sold totaled $5 million and $7 million for the first nine months of fiscal years 2011 and 2010, respectively. The liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on the company’s historical collection experience for the customers associated with the sale of the receivables and a current assessment of credit exposure. There was no liability balance as of May 31, 2011. The liability recorded by Monsanto was less than $1 million as of Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreements was $1 million as of May 31, 2011. The outstanding balances of the receivables sold was $1 million and $86 million as of May 31, 2011, and Aug. 31, 2010, respectively. There were no delinquent accounts as of May 31, 2011, or Aug. 31, 2010.
Monsanto has additional agreements with lenders to establish programs that provide financing of up to 550 million Brazilian reais (approximately $350 million) for selected customers in Brazil. Monsanto provides a guarantee of the accounts in the event of customer default. The term of the guarantee is equivalent to the term of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million and $3 million as of May 31, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantee was $42 million as of May 31, 2011. The account balance outstanding for these programs was $42 million and $100 million as of May 31, 2011, and Aug. 31, 2010, respectively. There were delinquent accounts of $1 million and $2 million as of May 31, 2011, and Aug. 31, 2010, respectively.
Monsanto also has similar agreements with banks that provide financing to its customers in the United States, Brazil, Europe and Latin America. Under these programs, Monsanto provides a guarantee of the accounts in the event of customer default. The terms of the guarantees are equivalent to the terms of the bank loans. The liability for the guarantees is recorded at an amount that approximates fair value, based on the company’s historical collection experience with customers that participate in the program and a current assessment of credit exposure. The guarantee liability recorded by Monsanto was $1 million and $2 million as of May 31, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, Monsanto may retain amounts that are subsequently collected from customers. The maximum potential amount of future payments under the guarantees was $28 million as of May 31, 2011. The account balance outstanding for these programs was $31 million and $36 million as of May 31, 2011, and Aug. 31, 2010, respectively.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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

As of May 31, 2011
(Dollars in millions)	Financing Programs VIEs

Cash and cash equivalents	$103
Trade receivables, net	88

Total Assets	191
Total Liabilities	—
Maximum Exposure to Loss	$18

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

amount of the company’s investment in the entity. The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to VIEs that the company does not consolidate:

As of May 31, 2011
(Dollars in millions)	Biotechnology VIEs
|
Property, plant, and equipment, net	$4
Other intangible assets, net	6
Other assets	15

Total Non-Current Assets	25
Total Liabilities	—
Maximum Exposure to Loss	$15

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

Cost of Goods Sold(1)	$—	$(52)	$(2)	$(106)
Restructuring Charges, Net(1)(2)	(1)	(34)	(9)	(78)

Loss from Continuing Operations Before Income Taxes	(1)	(86)	(11)	(184)
Income Tax Benefit	1	25	5	56

Net Loss	$—	$(61)	$(6)	$(128)

(1)	For the nine months ended May 31, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended May 31, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the nine months ended May 31, 2011, the $9 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $(4) million in Agricultural Productivity and $13 million in Seeds and Genomics. For the three months ended May 31, 2010, the $52 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $39 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $106 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $93 million in Seeds and Genomics. For the three months ended May 31, 2010, the $34 million of restructuring charges, net were split by segment as follows: $5 million in Agricultural Productivity and $29 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $78 million of restructuring charges, net were split by segment as follows: $41 million in Agricultural Productivity and $37 million in Seeds and Genomics.

(2)	The restructuring charges for the three months and the nine months ended May 31, 2011, include reversals of $6 million and $31 million, respectively, related to the 2009 Restructuring Plan. The restructuring charges for the three months and the nine months ended May 31, 2010, include reversals of $15 million and $26 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
On June 23, 2009, the company’s Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable Monsanto to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. The company also announced that it will take steps to better align the resources of its global seeds and traits business. These actions include certain product and brand rationalization within the seed businesses. On Sept. 9, 2009, the company committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, the company identified additional opportunities to better align the company’s resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the majority of the remaining payments are expected to be made by the end of the first quarter in fiscal year 2012.
The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $1 million and $86 million incurred for the three months ended May 31, 2011, and May 31, 2010, respectively, the pretax charges of $11 million and

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

$184 million incurred for the nine months ended May 31, 2011, and May 31, 2010, respectively, as well as the cumulative pretax charges of $741 million.

	Three Months Ended May. 31,						Nine Months Ended May. 31,
	Seeds and		Agricultural				Seeds and		Agricultural
	Genomics		Productivity		Total		Genomics		Productivity		Total
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Work Force Reductions	$—	$13	$—	$4	$—	$17	$(11)	$17	$(7)	$15	$(18)	$32
Facility Closures / Exit Costs	1	16	—	1	1	17	24	19	3	26	27	45
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	1	—	—	—	1
Inventory	—	39	—	13	—	52	2	93	—	13	2	106

Total Restructuring Charges, Net	$1	$68	$—	$18	$1	$86	$15	$130	$(4)	$54	$11	$184

	Cumulative Amount through May 31, 2011
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	73	81	154
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$539	$202	$741

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
In the nine months ended May 31, 2011, pretax restructuring charges of $11 million were recorded. The facility closures/exit costs of $27 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $13 million of additional charges were offset by $31 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States. In the nine months ended May 31, 2010, pretax restructuring charges of $184 million were recorded. The $32 million in workforce reductions relate primarily to Europe and the United States. The facility closures/exit costs of $45 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold related to discontinued corn seed products in the United States.
The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Beginning Liability as of Aug. 31, 2010	$153	$44	$—	$197
Restructuring charges recognized in first nine months of fiscal year 2011	(18)	27	2	11
Cash payments	(93)	(71)	—	(164)
Asset impairments and write-offs	—	—	(2)	(2)
Foreign currency impact	6	—	—	6

Ending Liability as of May 31, 2011	$48	$—	$—	$48

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 7. RECEIVABLES

Trade receivables on the Condensed Statements of Consolidated Financial Position are net of allowances of $97 million and $143 million as of May 31, 2011, and Aug. 31, 2010, respectively.
Effective with the second quarter of 2011, the company adopted the amended guidance in the Receivables topic of the ASC which requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The company has financing receivables that represent long-term customer receivable balances related to past due accounts which are not expected to be collected within the current year. The long-term customer receivables were $266 million and $239 million with a corresponding allowance for credit losses on these receivables of $256 million and $226 million, as of May 31, 2011, and Aug. 31, 2010, respectively. These long-term customer receivable balances and the corresponding allowance are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. For these long-term customer receivables, interest is no longer accrued when the receivable is determined to be delinquent and classified as long-term based on estimated timing of collection.
The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)	Three Months Ended May 31, 2011

Balance at Beginning of Period	$253
Incremental Provision	17
Recoveries	(21)
Other(1)	7

Balance at End of Period	$256

(1)	Includes reclassifications to current allowances for trade receivables and foreign currency translation adjustments.
In addition, the company has long-term contractual receivables. These receivables are collected at fixed and determinable dates in accordance with the customer long-term agreement. The long-term contractual receivables were $464 million and $500 million, as of May 31, 2011, and Aug. 31, 2010, respectively, and did not have any allowance recorded related to these balances. These receivables are included in long-term receivables, net on the Condensed Statements of Consolidated Financial Position. There are no balances related to these long-term contractual receivables that are past due. These receivables are outstanding with large, reputable companies who have been timely with scheduled payments thus far and are considered to be fully collectible. Interest is accrued on these receivables in accordance with the agreements and is included within interest income in the Statements of Consolidated Operations. See Note 11 — Deferred Revenue — for more details on the significant agreements related to these long-term contractual receivables.
On an ongoing basis, the company evaluates credit quality of its financing receivables utilizing aging of receivables, collection experience and write-offs, as well as evaluating existing economic conditions, to determine if an allowance is necessary. As of May 31, 2011, no significant long-term receivable balances are considered to be impaired.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 8. INVENTORY

Components of inventory are:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2011	2010

Finished Goods	$1,227	$1,134
Goods In Process	1,347	1,333
Raw Materials and Supplies	407	383

Inventory at FIFO Cost	2,981	2,850
Excess of FIFO over LIFO Cost	(155)	(111)

Total	$2,826	$2,739

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2011, by segment, are as follows:

	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total
| | |
Balance as of Aug. 31, 2010	$3,147	$57	$3,204
Acquisition activity (see Note 3)	53	—	53
Effect of foreign currency translation adjustments	107	—	107

Balance as of May 31, 2011	$3,307	$57	$3,364

In the nine months ended May 31, 2011, goodwill increased due to the 2011 acquisitions of Divergence and Pannon Seeds and the effects of foreign currency translation adjustments. See Note 3 — Business Combinations — for further information. The fiscal year 2011 annual goodwill impairment test was performed as of March 1, 2011, and no goodwill impairment existed as of that date. There were no events or circumstances indicating that goodwill might be impaired as of May 31, 2011.
Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2011			As of Aug. 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
(Dollars in millions)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible Assets with Finite Lives:
Acquired germplasm	$1,188	$(682)	$506	$1,161	$(640)	$521
Acquired intellectual property	968	(696)	272	` 866	(649)	217
Trademarks	352	(106)	246	344	(94)	250
Customer relationships	334	(139)	195	317	(113)	204
Other	131	(59)	72	121	(50)	71

Total Other Intangible Assets, Finite Lives	$2,973	$(1,682)	$1,291	$2,809	$(1,546)	$1,263

In process research & development, indefinite lives	44	—	44	—	—	—

Total Other Intangible Assets	$3,017	$(1,682)	$1,335	$2,809	$(1,546)	$1,263

The increase in acquired intellectual property during the nine months ended May 31, 2011, primarily resulted from the purchase of licenses that provide Monsanto the access to use technology patents.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The in-process research and development was a result of the acquisition of Divergence described in Note 3 — Business Combinations. This asset is subject to an indefinite life until the research is developed and commercialized.
Total amortization expense of other intangible assets was $38 million in third quarter of fiscal year 2011 and $38 million in third quarter of fiscal year 2010. Total amortization expense of other intangible assets was $113 million for the nine months ended May 31, 2011, and $117 million for the nine months ended May 31, 2010. The estimated intangible asset amortization expense for fiscal year 2011 through fiscal year 2015 is as follows:

(Dollars in millions)	Amount

2011	$153
2012	141
2013	114
2014	119
2015	115

NOTE 10. INVESTMENTS AND EQUITY AFFILIATES

Investments
As of May 31, 2011, Monsanto has short-term investments outstanding of $250 million. See Note 14 — Fair Value Measurements — for further discussion related to these investments.
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
Monsanto has investments in long-term equity securities, which are considered available-for-sale. As of May 31, 2011, and Aug. 31, 2010, these long-term equity securities are recorded in other assets in the Condensed Statements of Consolidated Financial Position at a fair value of $35 million and $23 million, respectively. Net unrealized gains (net of deferred taxes) of $5 million and $3 million are included in accumulated other comprehensive loss in shareowners’ equity related to these investments as of May 31, 2011, and Aug. 31, 2010, respectively.
Equity Affiliates
Monsanto owns a 19 percent interest in a seed supplier that produces, conditions, and distributes corn and soybean seeds. Monsanto is accounting for this investment as an equity method investment as Monsanto has the ability to exercise significant influence over the seed supplier. As of May 31, 2011, and Aug. 31, 2010, this investment is recorded in other assets in the Condensed Statements of Consolidated Financial Position at $67 million and $65 million, respectively. Monsanto purchased $57 million and $197 million of inventory from the seed supplier for the three and nine months ended May 31, 2011, respectively, and $88 million and $197 million for the three and nine months ended May 31, 2010. There were no sales of inventory to the seed supplier in 2011, and sales of $5 million for the three and nine months ended May 31, 2010. As of May 31, 2011, there were no amounts payable to the seed supplier, while the payable as of Aug. 31, 2010, was $5 million, and recorded in accounts payable in the Condensed Statements of Consolidated Financial Position. There were prepayments of $2 million and $7 million as of May 31, 2011, and Aug. 31, 2010, respectively, included in other current assets in the Condensed Statements of Consolidated Financial Position related to inventory delivered in fiscal year 2011.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 11. DEFERRED REVENUE

In first quarter 2008, Monsanto entered into a corn herbicide tolerance and insect control trait technologies agreement with Pioneer Hi-Bred International, Inc., a wholly-owned subsidiary of E. I. du Pont de Nemours and Company. Among its provisions, the agreement modified certain existing corn license agreements between the parties, included provisions under which the parties agreed not to assert certain intellectual property rights against each other, and granted each party the right to use certain regulatory data of the other in order to develop additional products. As a result of the new agreement which requires fixed annual payments, the company recorded a receivable and deferred revenue of $635 million in first quarter 2008. Cumulative cash receipts will be $725 million over an eight-year period. Revenue of $20 million related to this agreement was recorded for the three months ended May 31, 2011, and May 31, 2010, and revenue of $60 million was recorded for the nine months ended May 31, 2011, and May 31, 2010. As of May 31, 2011, and Aug. 31, 2010, the remaining receivable balance is $390 million and $470 million, respectively. The majority of this balance is included in long-term receivables, and the current portion is included in trade receivables. As of May 31, 2011, and Aug. 31, 2010, the remaining deferred revenue balance is $337 million and $397 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Condensed Statements of Consolidated Financial Position. The interest portion of this receivable is reported in interest income and totaled $3 million and $10 million for the three and nine months ended May 31, 2011, respectively. Interest income for the three and nine months ended May 31, 2010, was $4 million and $12 million, respectively.
In third quarter 2008, Monsanto and Syngenta entered into a GENUITY ROUNDUP READY 2 YIELD Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s GENUITY ROUNDUP READY 2 YIELD Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. Revenue of $1 million and $4 million related to this agreement was recorded for the three and nine months ended May 31, 2011, respectively. As of May 31, 2011, and Aug. 31, 2010, the remaining receivable balance is $74 million and $73 million, respectively, related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables on the Condensed Statements of Consolidated Financial Position and the current portion is included in trade receivables. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and was less than $1 million and $2 million for both the three and nine months ended May 31, 2011, and May 31, 2010. As of May 31, 2011, and Aug. 31, 2010, the remaining deferred revenue balance of $62 million and $67 million, respectively, is included in long-term deferred revenue in the Condensed Statements of Consolidated Financial Position and the current portion is included in deferred revenue.
NOTE 12. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During the first nine months of 2011 statutes expired in several jurisdictions. The company benefited from the retroactive extension of the research and development credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additionally, the company recorded favorable return-to-provision true-up adjustments, which were partially offset by deferred tax adjustments. Primarily as a result of these items, Monsanto recorded a tax benefit of $21 million in the first nine months of 2011.
During the first nine months of 2010, statutes expired in several jurisdictions and several domestic and ex-US tax matters were resolved favorably. In addition, favorable adjustments were recorded as a result of the filing of tax returns in several jurisdictions. The Patient Protection and Affordable Care Act was signed by President Obama on March 23, 2010, and the Health Care and Education Act of 2010 was signed on March 30, 2010 (collectively the “Acts”). Monsanto recorded a tax charge of $8 million during third quarter 2010 due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Acts. Monsanto recorded a net tax benefit of $63 million in the first nine months of 2010 primarily driven by the cumulative effect of these items.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 13. DEBT AND OTHER CREDIT ARRANGEMENTS

In October 2008, Monsanto filed a shelf registration with the Securities and Exchange Commission (SEC) (2008 shelf registration) that allows the company to issue an unlimited capacity of debt, equity, and hybrid offerings. The 2008 shelf registration will expire on Oct. 31, 2011. Monsanto expects to file a new shelf registration prior to the expiration of the existing shelf.
In April 2011, Monsanto issued $300 million of 2.75% Senior Notes under the 2008 shelf registration, which are due on April 15, 2016 (2.75% 2016 Senior Notes). The net proceeds from the sale of the 2.75% 2016 Senior Notes were used for general corporate purposes, including refinancing of the company’s indebtedness.
In April 2011, Monsanto finalized a new $2 billion credit facility agreement with a group of banks. This agreement provides a four-year senior unsecured revolving credit facility, which replaces the existing $2 billion credit facility established in 2007.
Monsanto plans to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7⅜% Senior Notes that are due on Aug. 15, 2012. In March 2009, the company entered into forward-starting interest rate swaps with a total notional amount of $250 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Unrealized losses, net of tax, of $1 million and $8 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of May 31, 2011, and Aug. 31, 2010, respectively. In August 2010, the company entered into forward-starting interest rate swaps with a total notional amount of $225 million. The purpose of the swaps was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued. An unrealized gain and loss, net of tax, of $11 million and $9 million were recorded in accumulated other comprehensive loss to reflect the aftertax change in the fair value of the forward-starting interest rate swaps as of May 31, 2011, and Aug. 31, 2010, respectively. These swaps are accounted for under the Derivatives and Hedging topic of the ASC.
The fair value of the total short-term debt was $216 million and $241 million as of May 31, 2011, and Aug. 31, 2010, respectively. The fair value of the total long-term debt was $2,224 million and $2,094 million as of May 31, 2011, and Aug. 31, 2010, respectively.
As of May 31, 2011, Monsanto had no commercial paper borrowings outstanding.
In April 2010, Monsanto completed the purchase of the Chesterfield Village Research Center from Pfizer. There is debt outstanding of $136 million on the purchase price which is included in short-term debt on the Condensed Statements of Consolidated Financial Position as of May 31, 2011.
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
     Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
The following tables set forth by level Monsanto’s assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2011, and Aug. 31, 2010. As required by the Fair Value Measurements and Disclosures topic of the ASC, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at May 31, 2011, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$644	$—	$—	$—	$644
Short-term investments	250	—	—	—	250
Equity securities	35	—	—	—	35
Derivative assets related to:
Foreign currency	—	6	—	—	6
Interest rates	—	18	—	—	18
Corn	73	2	—	(71)	4
Soybeans	27	3	—	(27)	3
Energy and raw materials	—	4	—	—	4

Total Assets at Fair Value	$1,029	$33	$—	$(98)	$964

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$17	$—	$—	$17
Interest rates	—	1	—	—	1
Corn	1	1	—	—	2
Soybeans	1	1	—	—	2
Energy and raw materials	—	10	—	—	10

Total Liabilities at Fair Value	$2	$30	$—	$—	$32

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2010, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset (1)	Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.
The following table summarizes the changes in fair value of the Level 3 asset as of May 31, 2011.

	Three Months	Nine Months
	Ended	Ended
(Dollars in millions)	May 31, 2011	May 31, 2011
Beginning Balance	$—	$10
Elimination due to consolidation of variable interest entities	—	(10)

Ending Balance	$—	$—

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
During the three and nine months ended May 31, 2011, there were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The recorded amounts of cash, trade receivables, miscellaneous receivables, third-party guarantees, accounts payable, grower accruals, accrued marketing programs, miscellaneous short-term accruals, and short-term debt approximate their fair values as of May 31, 2011, and Aug. 31, 2010.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
The maximum term over which the company is hedging exposures to the variability of cash flow (for all forecasted transactions) is 14 months for foreign currency hedges, 34 months for commodity hedges and 15 months for interest rate hedges. During the next 12 months, a pretax net gain of approximately $75 million will be reclassified from other comprehensive loss into earnings. During the three and nine months ended May 31, 2011, no cash flow hedges were discontinued. During the nine months ended May 31, 2010, a loss of $29 million was reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period.
Fair-Value Hedges
The company uses commodity futures and options contracts as fair value hedges to manage the value of its soybean inventory. For derivative instruments that are designated and qualify as fair value hedges, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. No fair-value hedges were discontinued during the three and nine months ended May 31, 2011, or May 31, 2010.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
Monsanto uses interest rate contracts to minimize the variability of forecasted cash flows arising from the company’s VIE. The interest rate contracts do not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.
Financial instruments are neither held nor issued by the company for trading purposes.
The notional amounts of the company’s derivative instruments outstanding as of May 31, 2011, and Aug. 31, 2010, were as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2011	2010

Derivatives Designated as Hedges:
Foreign exchange contracts	$450	$383
Commodity contracts	714	387
Interest rate contracts	475	775

Total Derivatives Designated as Hedges	$1,639	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$903	$862
Commodity contracts	214	123
Interest rate contracts	183	—

Total Derivatives Not Designated as Hedges	$1,300	$985

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of May 31, 2011, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value(1)
		As of May 31,	As of Aug. 31,
(Dollars in millions)		2011	2010

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$1	$23
Commodity contracts	Other current assets(1)	86	12
Commodity contracts	Other assets(1)	18	4
Interest rate contracts	Other assets	18	—

Total derivatives designated as hedges		123	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	5	3
Commodity contracts	Trade receivables, net	—	5
Commodity contracts	Miscellaneous receivables	5	—

Total derivatives not designated as hedges		10	8

Total Asset Derivatives		$133	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$5	$—
Foreign exchange contracts	Other liabilities	3	—
Commodity contracts	Other current assets(1)	1	—
Commodity contracts	Miscellaneous short-term accruals	5	14
Commodity contracts	Other liabilities	4	8
Interest rate contracts	Miscellaneous short-term accruals	—	11
Interest rate contracts	Other liabilities	1	28

Total derivatives designated as hedges		19	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	9	5
Commodity contracts	Trade receivables, net	2	4
Commodity contracts	Other current assets(1)	2	—
Commodity contracts	Miscellaneous short-term accruals	—	9

Total derivatives not designated as hedges		13	18

Total Liability Derivatives		$32	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, corn and soybean commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement. Therefore, all commodity contracts that are in an asset or liability position are included in asset accounts within the Condensed Statements of Consolidated Financial Position. See Note 14 — Fair Value Measurements — for a reconciliation to amounts reported in the Condensed Statements of Consolidated Financial Position as of May 31, 2011, and Aug. 31, 2010.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Three Months Ended May 31,		Three Months Ended May 31,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$—	$(4)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(3)	$(6)	(5)	(5)	Net sales
Foreign exchange contracts	(8)	11	(1)	4	Cost of goods sold
Commodity contracts	60	(17)	2	(19)	Cost of goods sold
Interest rate contracts	(24)	(9)	(2)	(2)	Interest expense

Total Derivatives Designated as Hedges	25	(21)	(6)	(26)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			(3)	(13)	Other expense, net
Commodity contracts			1	(5)	Net sales
Commodity contracts			(1)	(1)	Cost of goods sold
Commodity contracts			—	(2)	Other expense, net

Total Derivatives Not Designated as Hedges			(3)	(21)

Total Derivatives	$25	$(21)	$(9)	$(47)

	Amount of Gain (Loss)
	Recognized in AOCI(1)		Amount of Gain (Loss)
	(Effective Portion)		Recognized in Income(2)(3)
	Nine Months Ended May 31,		Nine Months Ended May 31,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(20)	$4	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(16)	$(12)	(8)	(3)	Net sales
Foreign exchange contracts	(17)	22	7	12	Cost of goods sold
Commodity contracts	181	12	(2)	(87)	Cost of goods sold
Interest rate contracts	51	(5)	(5)	(5)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	—	—	N/A(5)

Total Derivatives Designated as Hedges	199	14	(28)	(79)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			—	(33)	Other expense, net
Commodity contracts			3	(5)	Net sales
Commodity contracts			(2)	(1)	Cost of goods sold
Commodity contracts			—	(2)	Other expense, net

Total Derivatives Not Designated as Hedges			1	(41)

Total Derivatives	$199	$14	$(27)	$(120)

(1)	Accumulated other comprehensive income (loss) (AOCI)

(2)	For derivatives designated as cash flow and net investment hedges under the Derivatives and Hedging topic of the ASC, this represents the effective portion of the gain (loss) reclassified from AOCI into income during the period.

(3)	Gain or loss on commodity cash flow hedges includes a gain of $1 million and loss of $(1) million from ineffectiveness for the three months ended May 31, 2011, and May 31, 2010, respectively, and a gain of $1 million and less than $1 million from ineffectiveness for the nine months ended May 31, 2011, and May 31, 2010, respectively. There were no hedges discontinued for the three or nine months ended May 31, 2011. Additionally, the gain or loss on commodity cash flow hedges includes a loss from discontinued hedges of $29 million for the nine months ended May 31, 2010.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

(4)	Loss and gain on commodity fair value hedges is offset by a gain of $3 million and of $1 million on the underlying hedged inventory for the three months ended May 31, 2011, and May 31, 2010, respectively, and a gain of $18 million and a loss of $(6) million on the underlying hedged inventory for the nine months ended May 31, 2011, and May 31, 2010, respectively. A gain and loss from ineffectiveness of $4 million and $(3) million, respectively, during the three months ended May 31, 2011, and May 31, 2010, and a loss from ineffectiveness of $(1) million and $(2) million, respectively, during the nine months ended May 31, 2011, and May 31, 2010, was included in cost of goods sold.

(5)	Gain or loss would be reclassified into income only during the period in which the hedged net investment was sold or liquidated.

(6)	Gain or loss on foreign exchange contracts not designated as hedges is offset by a foreign currency transaction loss of $(2) million and a gain of $4 million during the three months ended May 31, 2011, and May 31, 2010, respectively, and a loss of $(40) million and a gain of $9 million during the nine months ended May 31, 2011, and May 31, 2010, respectively.
Most of the company’s outstanding foreign-currency derivatives are covered by International Swap Dealers’ Association (ISDA) Master Agreements with the counterparties. There are no requirements to post collateral under these agreements; however, should the company’s credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA Master Agreement to be settled immediately at current market value, which equals carrying value. Any foreign-currency derivatives that are not covered by ISDA Master Agreements do not have credit-risk-related contingent provisions. Most of the company’s outstanding commodity derivatives are listed commodity futures, and the company is required by the relevant commodity exchange to post collateral each day to cover the change in the fair value of these futures. Any non-exchange traded commodity derivatives are covered by the aforementioned ISDA Master Agreements and are subject to the same credit-risk-related contingent provisions, as are the company’s interest rate derivatives. The aggregate fair value of all derivative instruments under ISDA Master Agreements that are in a liability position is $27 million and $64 million as of May 31, 2011, and Aug. 31, 2010, respectively, which is the amount that would be required for settlement if the credit-risk-related contingent provisions underlying these agreements were triggered.
Credit Risk Management
Monsanto invests its excess cash in deposits with major banks or money market funds throughout the world in high-quality short-term debt instruments. Such investments are made only in instruments issued or enhanced by high-quality institutions. As of May 31, 2011, and Aug. 31, 2010, the company had no financial instruments that represented a significant concentration of credit risk. Limited amounts are invested in any single institution to minimize risk. The company has not incurred any credit risk losses related to those investments.
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
Monsanto regularly evaluates its business practices to minimize its credit risk. During the nine months ended May 31, 2011, and Aug. 31, 2010, the company engaged multiple banks in the United States, Argentina, Brazil and Europe in the development of customer financing options that involve direct bank financing of customer purchases. For further information on these programs, see Note 4 — Customer Financing Programs.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 16. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended May 31, 2011			Three Months Ended May 31, 2010
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$15	$2	$17	$13	$2	$15
Interest Cost on Benefit Obligation	21	3	24	23	3	26
Assumed Return on Plan Assets	(27)	(4)	(31)	(30)	(4)	(34)
Amortization of Unrecognized Net Loss	18	1	19	13	1	14
Curtailment and Settlement Charge	—	1	1	—	—	—

Total Net Periodic Benefit Cost	$27	$3	$30	$19	$2	$21

	Nine Months Ended May 31, 2011			Nine Months Ended May 31, 2010
Pension Benefits		Outside the			Outside the
(Dollars in millions)	U.S.	U.S.	Total	U.S.	U.S.	Total

Service Cost for Benefits Earned During the Period	$45	$6	$51	$38	$5	$43
Interest Cost on Benefit Obligation	64	9	73	70	11	81
Assumed Return on Plan Assets	(82)	(12)	(94)	(91)	(12)	(103)
Amortization of Unrecognized Net Loss	54	4	58	40	3	43
Curtailment and Settlement Charge (Gain)	—	3	3	2	(7)	(5)

Total Net Periodic Benefit Cost	$81	$10	$91	$59	$—	$59

Health Care and Other Postretirement Benefits	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

Service Cost for Benefits Earned During the Period	$3	$2	$8	$7
Interest Cost on Benefit Obligation	2	3	7	9
Amortization of Unrecognized Net Gain	—	(2)	(1)	(8)

Total Net Periodic Benefit Cost	$5	$3	$14	$8

Monsanto contributed $30 million and $75 million to its U.S. qualified plan in the nine month periods ended May 31, 2011, and May 31, 2010, respectively. Monsanto contributed $9 million and $20 million to plans outside the United States in the nine month periods ended May 31, 2011, and May 31, 2010, respectively. Management has completed its review of the funded status of its U.S. qualified plan, and additional plan contributions of at least $70 million are expected during the fourth quarter of the fiscal year. Additional discretionary contributions of $165 million would need to be made by Sept. 15, 2011, in order for the plan to reach fully funded status under The Pension Protection Act of 2006. As of May 31, 2011, management expects to make additional contributions of approximately $1 million to the company’s pension plans outside the United States during the remainder of fiscal year 2011.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $58 million and $54 million is due to the Monsanto Savings and Investment Plan from the company and is included in other liabilities on the Condensed Statements of Financial Position as of May 31, 2011, and Aug. 31, 2010, respectively, related to these restructurings.
NOTE 17. STOCK-BASED COMPENSATION PLANS

The following table shows total stock-based compensation expense included in the Statements of Consolidated Operations for the three and nine months ended May 31, 2011, and May 31, 2010. Stock-based compensation cost capitalized in inventory was $7 million and $8 million as of May 31, 2011, and Aug. 31, 2010, respectively.

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

Cost of Goods Sold	$5	$3	$14	$11
Selling, General and Administrative Expenses	16	12	49	44
Research and Development Expenses	7	5	20	17

Pre-Tax Stock-Based Compensation Expense	28	20	83	72
Income Tax Benefit	(10)	(7)	(29)	(25)

Net Stock-Based Compensation Expense	$18	$13	$54	$47

The following table summarizes stock-based compensation activity for the nine months ended May 31, 2011, for employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP), and for directors under the Monsanto Non-Employee Director Incentive Compensation Plan (Director Plan):

	LTIP and 2005 LTIP			Director Plan
	Stock	Restricted	Restricted	Deferred	Restricted
	Options	Stock Units	Stock	Stock	Stock

Granted	3,987,100	384,660	3,120	24,387	6,279
Weighted-average grant date fair value	$19.61	$60.30	$62.50	$54.66	$55.56

Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $83 million as of May 31, 2011, and will be recognized as expense over a weighted-average period of 1.9 years. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $52 million and less than $1 million, respectively, as of May 31, 2011, which will be recognized as expense over the weighted-average remaining requisite service periods. The weighted-average remaining requisite service periods for nonvested restricted stock units and restricted stock were 2.0 years and 1.7 years, respectively, as of May 31, 2011. Pre-tax unrecognized compensation expense for awards granted under the Director Plan was less than $1 million as of May 31, 2011, and will be recognized as expense over a weighted-average period of less than one year.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 18. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income (loss) is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

Comprehensive Income	$941	$220	$2,441	$1,160

The components of accumulated other comprehensive loss are as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2011	2010

Accumulated Foreign Currency Translation Adjustments	$301	$(240)
Net Unrealized Gain on Investments, Net of Tax	5	—
Net Accumulated Derivative Loss (Income), Net of Tax	72	(48)
Postretirement Benefit Plan Activity, Net of Tax	(578)	(609)

Accumulated Other Comprehensive Loss	$(200)	$(897)

NOTE 19. EARNINGS PER SHARE

Basic earnings per share (EPS) was computed using the weighted-average number of common shares outstanding during the period shown in the table below. For the three months and nine months ended May 31, 2011, and May 31, 2010, diluted EPS was computed taking into account the effect of dilutive potential common shares, as shown in the table below. Potential common shares consist primarily of stock options, restricted stock, restricted stock units and directors’ deferred shares calculated using the treasury stock method and are excluded if their effect is antidilutive. Approximately 11 million and 8 million stock options were excluded from the computations of dilutive potential common shares as they were antidilutive for the three and nine months ended May 31, 2011, and May 31, 2010, respectively. Of those antidilutive options, approximately 8 million and 5 million stock options were excluded from the computations of dilutive potential common shares for the three and nine months ended May 31, 2011, and May 31, 2010, respectively, as their exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Weighted-Average Number of Common Shares	535.5	543.2	536.9	544.7
Dilutive Potential Common Shares	5.7	6.7	6.0	7.4

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and taxes were as follows:

	Nine Months Ended May 31,
(Dollars in millions)	2011	2010

Interest	$106	$106
Taxes	272	436

In third quarter 2010, Monsanto acquired the Chesterfield Village Research Center from Pfizer for $435 million. The seller financed $324 million of this purchase. As of May 31, 2011, $136 million is included in short-term debt on the Condensed Statement of Consolidated Financial Position. See Note 13 — Debt and Other Credit Arrangements — for further details.
NOTE 21. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $257 million and $255 million as of May 31, 2011, and Aug. 31, 2010, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and current report on Form 8-K dated April 8, 2011.
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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and current report on Form 8-K dated April 8, 2011, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto had agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action. The court has set a trial date of Sept. 6, 2011, for the Bibb class action.

In October 2007 and November 2009, a total of approximately 200 separate, single plaintiff civil actions were filed in Putnam County, West Virginia, against Monsanto, Pharmacia, Akzo Nobel (and several of its affiliates), Flexsys America Co. (and several of its affiliates), Solutia, and Apogee Coal Company, LLC. These cases allege personal injury

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
•	As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and current report on Form 8-K dated April 8, 2011, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals heard oral argument in the case on April 20, 2010, and on July 30, 2010, the Court issued its decision affirming the decision of the District Court in all respects. The plaintiffs’ subsequent petition for rehearing and petition for rehearing en banc was denied in an order of the Court of Appeals issued on Sept. 14, 2010. On Dec. 13, 2010, the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court, which was denied by the Court on March 21, 2011.
Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe, and Latin America can be found in Note 4 — Customer Financing Programs — of this Form 10-Q. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2010. Disclosures regarding these guarantees made by Monsanto can be found in Note 25 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and current report on Form 8-K dated April 8, 2011.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarters of 2009, respectively, are included in the all other crops seeds and traits operating segment. In February 2011, the company reorganized the operating segments within our Agricultural Productivity reportable segment as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The “ROUNDUP and other glyphosate-based herbicides” operating segment and the “all other agricultural products” operating segments within Agricultural Productivity were combined into one operating segment entitled “Agricultural Productivity” which is now managed as one business representing our weed management platform and supporting our Seeds and Genomics business. The change in operating segments had no impact on the company’s reportable segments. The historical segment disclosures have been recast to be consistent with the current presentation. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. EBIT is defined as earnings (loss) before interest and taxes. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2011.
Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

Net Sales(1)
Corn seed and traits	$1,123	$1,020	$4,134	$3,836
Soybean seed and traits	605	549	1,446	1,383
Cotton seed and traits	487	420	666	513
Vegetable seeds	216	204	628	600
All other crops seeds and traits	216	169	357	309

Total seeds and genomics	$2,647	$2,362	$7,231	$6,641

Agricultural productivity	943	600	2,318	1,908

Total agricultural productivity	$943	$600	$2,318	$1,908

Total	$3,590	$2,962	$9,549	$8,549

Gross Profit
Corn seed and traits	$679	$570	$2,524	$2,294
Soybean seed and traits	386	292	953	817
Cotton seed and traits	386	328	502	376
Vegetable seeds	123	112	361	362
All other crops seeds and traits	132	104	176	166

Total seeds and genomics	$1,706	$1,406	$4,516	$4,015

Agricultural productivity	249	(19)	565	210

Total agricultural productivity	$249	$(19)	$565	$210

Total	$1,955	$1,387	$5,081	$4,225

EBIT(2)(3)(4)
Seeds and genomics	$880	$704	$2,263	$2,009
Agricultural productivity	76	(175)	196	(228)

Total	$956	$529	$2,459	$1,781

Depreciation and Amortization Expense
Seeds and genomics	$124	$113	$371	$338
Agricultural productivity	22	39	86	108

Total	$146	$152	$457	$446

(1)	Represents net sales from continuing operations.

(2)	EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $4 million and $5 million for the nine months ended May 31, 2011, and May 31, 2010, respectively.

(4)	EBIT includes restructuring charges for three and nine months ended May 31, 2011, and May 31, 2010. See Note 6 — Restructuring — for additional information.
A reconciliation of EBIT to net income for each period follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

EBIT(1)	$956	$529	$2,459	$1,781
Interest Expense — Net	18	17	66	72
Income Tax Provision(2)	258	128	690	457

Net Income Attributable to Monsanto Company	$680	$384	$1,703	$1,252

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.
NOTE 23. DISCONTINUED OPERATIONS

Dairy Business Divestiture: During fourth quarter 2008, the company determined that the Dairy business was no longer consistent with its strategic business objectives, and thus entered into an agreement to sell the majority of the Dairy business assets (excluding cash, trade receivables and certain property) to Eli Lilly and Company for $300 million, plus additional contingent consideration. The contingent consideration is a 10 year earn-out with potential annual payments being earned by Monsanto if certain revenue levels are exceeded. During the nine months ended May 31, 2011, income from operations of discontinued business included a $2 million pre-tax gain related to the contingency. On Oct. 1, 2008, Monsanto consummated the sale to Eli Lilly after receiving approval from the appropriate regulatory agencies. As a result, the Dairy business has been segregated from continuing operations and presented as discontinued operations. The Dairy business was previously reported as a part of the Agricultural Productivity segment. During the nine months ended May 31, 2011, and May 31, 2010, income from operations of discontinued businesses included a $2 million and $5 million pre-tax gain, respectively, related to the sale of assets.
NOTE 24. SUBSEQUENT EVENTS

On June 8, 2011, the board of directors declared a quarterly dividend on its common shares of 28 cents per share. The dividend is payable on July 29, 2011, to shareholders of record on July 8, 2011.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q should also be read in conjunction with Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and current report on Form 8-K dated April 8, 2011. Financial information for the first nine months of fiscal year 2011 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.
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
EBIT is defined as earnings (loss) before interest and taxes. Earnings is intended to mean net income (loss) attributable to Monsanto Company as presented in the Statements of Consolidated Operations under GAAP. We believe that EBIT is useful to investors and management to demonstrate the operational profitability of our segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. EBIT is also one of the measures used by Monsanto management to determine resource allocations within the company. See Note 22 — Segment Information — for a reconciliation of EBIT to net income attributable to Monsanto Company for the three and nine months ended May 31, 2011, and May 31, 2010.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
Executive Summary
Consolidated Operating Results — Net sales increased $628 million, or 21 percent, in the three-month comparison and $1,000 million, or 12 percent, in the nine-month comparison. This increase was primarily a result of increased sales of corn and cotton seed and traits as well as increased sales in Agricultural Productivity. Net income in the first nine months of 2011 was $3.14 per share, compared with $2.27 per share in the prior-year comparable period.
Financial Condition, Liquidity, and Capital Resources — In the first nine months of 2011, net cash provided by operating activities was $944 million, compared with a requirement of cash of $538 million in the prior-year period. This increase was primarily due to improved earnings and a favorable change in accounts payable and other accrued liabilities. Net cash required by investing activities was $707 million in the first nine months of 2011 compared with $614 million in the prior-year comparable period, primarily due to purchases of short-term investments. Partially offsetting this use, capital expenditures decreased during the current year. As a result, free cash flow improved to $237 million for the nine months ended May 31, 2011, compared with a negative $1,152 million for the nine months ended May 31, 2010. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

RESULTS OF OPERATIONS

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2011	2010	Change	2011	2010	Change

Net Sales	$3,590	$2,962	21%	$9,549	$8,549	12%
Gross Profit	1,955	1,387	41%	5,081	4,225	20%
Operating Expenses:
Selling, general and administrative expenses	591	492	20%	1,543	1,500	3%
Research and development expenses	360	302	19%	983	848	16%
Restructuring charges, net	1	34	(97)%	9	78	(88)%

Total Operating Expenses	952	828	15%	2,535	2,426	4%

Income from Operations	1,003	559	79%	2,546	1,799	42%
Interest expense	35	35	NM	117	115	2%
Interest income	(17)	(18)	(6)%	(51)	(43)	19%
Other expense (income) — net	15	7	114%	38	(3)	(1367)%

Income from Continuing Operations Before Income Taxes	970	535	81%	2,442	1,730	41%
Income tax provision	270	138	96%	704	468	50%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	700	397	76%	1,738	1,262	38%

Discontinued Operations:
Income from operations of discontinued businesses	—	—	NM	4	5	(20)%
Income tax provision	—	—	NM	1	—	NM

Income on Discontinued Operations	—	—	NM	3	5	(40)%

Net Income	$700	$397	76%	$1,741	$1,267	37%

Less: Net income attributable to noncontrolling interest	20	13	54%	38	15	153%

Net Income Attributable to Monsanto Company	$680	$384	77%	$1,703	$1,252	36%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.26	$0.70	80%	$3.13	$2.26	38%
Income on discontinued operations	—	—	NM	0.01	0.01	NM

Net Income	$1.26	$0.70	80%	$3.14	$2.27	38%

NM = Not Meaningful

Effective Tax Rate	28%	26%		29%	27%

Comparison as a Percent of Net Sales:
Gross profit	54%	47%		53%	49%
Selling, general and administrative expenses	16%	17%		16%	18%
Research and development expenses	10%	10%		10%	10%
Total operating expenses	27%	28%		27%	28%
Income from continuing operations before income taxes	27%	18%		26%	20%
Net income attributable to Monsanto Company	19%	13%		18%	15%
Third Quarter Fiscal Year 2011

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:
Net sales increased 21 percent in third quarter 2011 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 12 percent, and our Agricultural Productivity segment net sales increased 57 percent. The following table

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

presents the percentage changes in third quarter 2011 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Third Quarter 2011 Percentage Change in Net Sales vs. Third Quarter 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	6%	4%	2%	12%	—	12%
Agricultural Productivity
Segment	13%	40%	4%	57%	—	57%
Total Monsanto Company	8%	11%	2%	21%	—	21%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2011 and 2010. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 41 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased seven percentage points to 54 percent in third quarter 2011 primarily driven by the increase in Agricultural Productivity, cotton and soy margins. Gross profit percentage in the Seeds and Genomics Segment increased four percentage points to 64 percent in third quarter 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased 29 percentage points to 26 percent in third quarter 2011. This increase was due to lower marketing programs in the current year. See the “Agricultural Productivity Segment” section of the MD&A for further details regarding the Agricultural Productivity gross profit.
Operating expenses increased $124 million in third quarter 2011 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 20 percent primarily because of higher accruals for incentives. R&D expenses increased 19 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A decreased one percentage point to 16 percent, and R&D expenses remained flat at 10 percent.
Other expense — net was expense of $15 million in third quarter 2011, compared with expense of $7 million in the prior-year quarter. The change occurred due to a contractual dispute partially offset by a decrease in foreign currency losses in the current period compared to the prior-year period.
Income tax provision was $270 million in third quarter 2011, an increase of $132 million over the prior-year quarter, primarily as a result of the increase in pretax income from continuing operations. The effective tax rate of 28 percent in third quarter 2011 was two percent higher than the prior-year quarter. Third quarter 2011 included several discrete tax adjustments resulting in a tax benefit of $3 million. The majority of this benefit resulted from favorable return-to-provision true-up adjustments and expiration of statutes in various jurisdictions, partially offset by deferred tax adjustments. Third quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $31 million. The majority of this benefit resulted from favorable adjustments from the filing of tax returns in several jurisdictions. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of President Obama signing the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 (collectively called ‘the Healthcare Acts’). Without the discrete items, our effective tax rate for third quarter 2011 would have been lower than the 2010 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.
First Nine Months of Fiscal Year 2011

The following explanations discuss the significant components of our results of operations that affected the nine-month comparison of our first nine months of fiscal years 2011 and 2010 income from continuing operations:
Net sales increased 12 percent in the first nine months of 2011 from the same period a year ago. Our Seeds and Genomics segment net sales increased nine percent, and our Agricultural Productivity segment net sales increased 21 percent. The following table presents the percentage changes in the first nine months of 2011 worldwide net sales by segment compared

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

with net sales in the prior-year comparable period, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Nine Months of 2011 Percentage Change in Net Sales vs. First Nine Months of 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change

Seeds and Genomics Segment	5%	3%	1%	9%	—	9%
Agricultural Productivity Segment	10%	9%	2%	21%	—	21%
Total Monsanto Company	7%	4%	1%	12%	—	12%

(1)	See Note 3 — Business Combinations — and “Financial Condition, Liquidity, and Capital Resources” in MD&A for details of our acquisitions in fiscal years 2011 and 2010. Acquisitions are segregated in this presentation for one year from the acquisition date.
For a more detailed discussion of the factors affecting the net sales comparison, see the “Seeds and Genomics Segment” and the “Agricultural Productivity Segment” sections.
Gross profit increased 20 percent in the nine-month comparison. Gross profit percentage for the total company increased four percentage points to 53 percent in the first nine months of 2011. Gross profit percentage in the Seeds and Genomics segment increased two percentage points to 62 percent in the first nine months of 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased 13 percentage points to 24 percent in the first nine months of 2011 because of cost improvements. See the “Agricultural Productivity Segment” section of the MD&A for the further information regarding the Agricultural Productivity gross profit.
Operating expenses increased four percent, or $109 million, in the first nine months of 2011 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased three percent primarily because of higher incentive accruals, and R&D expenses increased 16 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A expenses decreased two percentage points to 16 percent, and R&D expenses remained flat at 10 percent in the nine-month comparison.
Interest income increased $8 million in the nine-month comparison because of more interest earned on our investments in the first nine months of 2011.
Other expense (income) — net was expense of $38 million in the first nine months of 2011, compared with income of $3 million in the prior-year nine months. The change occurred due to increased foreign currency losses in the current year, a contractual dispute and the gain recorded on the Seminium acquisition in the prior year.
Income tax provision was $704 million in the first nine months of 2011, an increase of $236 million from the prior-year comparable period, primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased to 29 percent from 27 percent in the prior period. The first nine months of 2011 included several discrete tax adjustments resulting in a tax benefit of $21 million. The majority of this benefit resulted from the retroactive extension of the R&D credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, favorable return-to-provision true-up adjustments, and the expiration of statutes in several jurisdictions, partially offset by deferred tax adjustments. The first nine months of 2010 included several discrete tax adjustments resulting in a tax benefit of $63 million. The majority of this benefit was from favorable adjustments from the filing of tax returns in several jurisdictions, expiration of statutes in several jurisdictions, and favorable resolution of several domestic and ex-U.S. tax matters. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of President Obama signing the Healthcare Acts in March 2010. Without the discrete items, our effective tax rate for the first nine months of 2011 would have been slightly lower than the 2010 rate, primarily driven by a full-year forecasted benefit of the R&D credit pursuant to the R&D extension described above, as compared to a partial-year forecasted benefit in the first nine months of 2010.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

SEEDS AND GENOMICS SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Net Sales
Corn seed and traits	$1,123	$1,020	10%	$4,134	$3,836	8%
Soybean seed and traits	605	549	10%	1,446	1,383	5%
Cotton seed and traits	487	420	16%	666	513	30%
Vegetable seeds	216	204	6%	628	600	5%
All other crops seeds and traits	216	169	28%	357	309	16%

Total Net Sales	$2,647	$2,362	12%	$7,231	$6,641	9%

Gross Profit
Corn seed and traits	$679	$570	19%	$2,524	$2,294	10%
Soybean seed and traits	386	292	32%	953	817	17%
Cotton seed and traits	386	328	18%	502	376	34%
Vegetable seeds	123	112	10%	361	362	NM
All other crops seeds and traits	132	104	27%	176	166	6%

Total Gross Profit	$1,706	$1,406	21%	$4,516	$4,015	12%

EBIT(1)	$880	$704	25%	$2,263	$2,009	13%

NM =	Not Meaningful

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Seeds and Genomics Financial Performance — Third Quarter Fiscal Year 2011

Net sales of corn seed and traits increased 10 percent, or $103 million, in the three-month comparison, primarily because of higher sales in Europe, Brazil and the United States. These increases were driven by increased volumes due to higher planted acres primarily in Europe and a shift to higher margin corn products.
Cotton seed and traits net sales increased 16 percent, or $67 million, in the three-month comparison, primarily because of higher sales in the United States and India. The sales increase was due to higher planted acres in the United States and India, and improved prices in India.
The net sales increases discussed throughout this section resulted in $300 million higher gross profit in third quarter 2011. Gross profit as a percent of sales for this segment increased four percentage points in the quarter-over-quarter comparison to 64 percent. This gross profit increase was primarily driven by an increased penetration of higher margin soybean traits and lower corn inventory impairment charges in the current year.
EBIT for the Seeds and Genomics segment increased $176 million to $880 million in third quarter 2011.
Seeds and Genomics Financial Performance — First Nine Months of Fiscal Year 2011

Net sales of corn seed and traits increased eight percent, or $298 million, in the nine-month comparison, primarily in Brazil, Europe and the United States. The increase in these regions was primarily driven by higher volumes due to an increase in planted acres as well as an increase in higher margin traits.
Cotton seed and traits net sales increased 30 percent, or $153 million, in the nine-month comparison, primarily because of increased acres in the United States, higher cotton commodity prices and favorable weather conditions in Australia, and improved prices in India.
Gross profit increased $501 million in the first nine months of 2011. Gross profit as a percent of sales for this segment increased two percentage points in the period-over-period comparison to 62 percent. The net sales increases discussed throughout this section resulted in increased gross profit. In addition, in the prior year we recorded inventory impairments of $93 million related to discontinued corn seed products in the United States as part of our 2009 Restructuring Plan which did not reoccur in the current year. See Note 6 — Restructuring — for further information. Partially offsetting these increases, the average net selling price of corn seed and traits in the United States declined compared to the prior nine-month

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

comparison as we focus on mix for our Genuity Reduced-Refuge Family of products. Further contributing to the gross profit increase, we had increased penetration of higher margin soybean traits as well as increased sales for cotton seed and traits as we experienced increased planted acres and lower sales deductions for grower programs.
EBIT for the Seeds and Genomics segment increased $254 million to $2,263 million in the first nine months of 2011.
AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Net Sales
Agricultural productivity	$943	$600	57%	$2,318	$1,908	21%

Total Net Sales	$943	$600	57%	$2,318	$1,908	21%

Gross Profit
Agricultural productivity	$249	$(19)	(1411)%	$565	$210	169%

Total Gross Profit	$249	$(19)	(1411)%	$565	$210	169%

EBIT(1)	$76	$(175)	(143)%	$196	$(228)	(186)%

(1)	EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.
Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2011

Net sales for Agricultural Productivity increased 57 percent, or $343 million, in the three-month comparison. Sales of ROUNDUP and other glyphosate-based herbicides was the largest contributor to the increase. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased seven percent in third quarter 2011 compared to third quarter 2010. Further, the average net selling price for ROUNDUP and other glyphosate-based herbicides increased due to lower sales deductions for marketing programs during the current year.
The net sales increases discussed throughout this section resulted in $268 million higher gross profit in third quarter 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased 29 percentage points to 26 percent in third quarter 2011 because of price improvements from lower marketing programs. EBIT for the Agricultural Productivity segment increased $251 million to $76 million in third quarter 2011.
Agricultural Productivity Financial Performance — First Nine Months of Fiscal Year 2011

Net sales for Agricultural Productivity increased 21 percent, or $410 million, in the nine-month comparison, primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. ROUNDUP and other glyphosate-based herbicides volume increased 11 percent in the period-over-period comparison due to increased demand primarily in Europe and Argentina. Further, the average net selling price of ROUNDUP and other glyphosate-based herbicides increased due to lower sales deductions for marketing programs during the current year.
The net sales increases resulted in $355 million higher gross profit in the first nine months of 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased 13 percentage points to 24 percent in the period-over-period comparison because of price improvements from lower marketing programs as well as cost improvements primarily related to production efficiencies. EBIT for the Agricultural Productivity segment increased $424 million to $196 million in the first nine months of 2011.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

Cost of Goods Sold(1)	$—	$(52)	$(2)	$(106)
Restructuring Charges, Net(1)(2)	(1)	(34)	(9)	(78)

Loss from Continuing Operations Before Income Taxes	(1)	(86)	(11)	(184)
Income Tax Benefit	1	25	5	56

Net Loss	$—	$(61)	$(6)	$(128)

(1)	For the nine months ended May 31, 2011, the $2 million of restructuring charges recorded in cost of goods sold related to the Seeds and Genomics segment. For the three months ended May 31, 2011, the $1 million of restructuring charges recorded in restructuring charges, net related to the Seeds and Genomics segment. For the nine months ended May 31, 2011, the $9 million of restructuring charges recorded in restructuring charges, net were split by segment as follows: $(4) million in Agricultural Productivity and $13 million in Seeds and Genomics. For the three months ended May 31, 2010, the $52 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $39 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $106 million of restructuring charges recorded in cost of goods sold were split by segment as follows: $13 million in Agricultural Productivity and $93 million in Seeds and Genomics. For the three months ended May 31, 2010, the $34 million of restructuring charges, net were split by segment as follows: $5 million in Agricultural Productivity and $29 million in Seeds and Genomics. For the nine months ended May 31, 2010, the $78 million of restructuring charges, net were split by segment as follows: $41 million in Agricultural Productivity and $37 million in Seeds and Genomics.

(2)	The restructuring charges for the three months and the nine months ended May 31, 2011, include reversals of $6 million and $31 million, respectively, related to the 2009 Restructuring Plan. The restructuring charges for the three months and the nine months ended May 31, 2010, include reversals of $15 million and $26 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.
On June 23, 2009, our Board of Directors approved a restructuring plan (2009 Restructuring Plan) to take future actions to reduce costs in light of the changing market supply environment for glyphosate. These actions are designed to enable us to stabilize the Agricultural Productivity business and allow it to deliver optimal gross profit and a sustainable level of operating cash in the coming years, while better aligning spending and working capital needs. We also announced that we will take steps to better align the resources of our global seeds and traits business. These actions include certain product and brand rationalization within our seed businesses. On Sept. 9, 2009, we committed to take additional actions related to the previously announced restructuring plan. Furthermore, while implementing the plan, we identified additional opportunities to better align our resources, and on Aug. 26, 2010, committed to take additional actions. The plan was substantially completed in the first quarter of fiscal year 2011, and the majority of the remaining payments are expected to be made by the end of the first quarter in fiscal year 2012.
The total restructuring costs are now expected to be approximately $750 million and were substantially completed by the end of the first quarter of 2011. The charges are expected to be comprised of approximately $355 million in severance and related benefits, $155 million of costs related to facility closures and exit costs and $240 million of asset impairments. Payments related to the 2009 Restructuring Plan will be generated from cash from operations.
The following table displays the pretax charges by segment under the 2009 Restructuring Plan of $1 million and $86 million incurred for the three months ended May 31, 2011, and May 31, 2010, respectively, the pretax charges of $11 million and

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

$184 million incurred for the nine months ended May 31, 2011, and May 31, 2010, respectively, as well as the cumulative pretax charges of $741 million.

	Three Months Ended May 31,						Nine Months Ended May 31,
	Seeds and		Agricultural				Seeds and		Agricultural
	Genomics		Productivity		Total		Genomics		Productivity		Total

(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Work Force Reductions	$—	$13	$—	$4	$—	$17	$(11)	$17	$(7)	$15	$(18)	$32
Facility Closures / Exit Costs	1	16	—	1	1	17	24	19	3	26	27	45
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	1	—	—	—	1
Inventory	—	39	—	13	—	52	2	93	—	13	2	106

Total Restructuring Charges, Net	$1	$68	$—	$18	$1	$86	$15	$130	$(4)	$54	$11	$184

	Cumulative Amount through May 31, 2011
	Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	73	81	154
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$539	$202	$741

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
In the nine months ended May 31, 2011, pretax restructuring charges of $11 million were recorded. The facility closures/exit costs of $27 million relate primarily to the finalization of the termination of a corn toller contract in the United States. In workforce reductions, approximately $13 million of additional charges were offset by $31 million of reversals. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition. In asset impairments, inventory impairments of $2 million recorded in cost of goods sold related to discontinued corn and sorghum seed products in the United States. In the nine months ended May 31, 2010, pretax restructuring charges of $184 million were recorded. The $32 million in workforce reductions relate primarily to Europe and the United States. The facility closures/exit costs of $45 million relate primarily to the finalization of the termination of a chemical supply contract in the United States. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold related to discontinued corn seed products in the United States.
The actions related to the overall restructuring plan are expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit expected to be realized in 2011.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of May 31,		As of Aug. 31,
(Dollars in millions, except current ratio)	2011	2010	2010

Cash and Cash Equivalents (variable interest entities - 2011: $103)	$1,074	$475	$1,485
Trade Receivables, Net (variable interest entities - 2011: $88)	3,579	3,233	1,590
Inventory, Net	2,826	2,847	2,739
Other Current Assets(1)	1,508	1,345	1,308

Total Current Assets	$8,987	$7,900	$7,122

Short-Term Debt	$216	$839	$241
Accounts Payable	603	573	752
Accrued Liabilities(2)	2,899	2,293	2,548

Total Current Liabilities	$3,718	$3,705	$3,541

Working Capital(3)	$5,269	$4,195	$3,581
Current Ratio(3)	2.42:1	2.13:1	2.01:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

(2)	Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
May 31, 2011, compared with Aug. 31, 2010: Working capital increased $1,688 million between Aug. 31, 2010, and May 31, 2011, because of the following factors:
•	Trade receivables increased $1,989 million due to normal ongoing sales activity because of the seasonality of our business and collections as of May 31, 2011.
•	Other current assets increased $200 million due to the purchase of short-term investments during the current period of $250 million.
•	Inventories increased $87 million primarily because of higher vegetable seed production yields, higher production costs related to improved safety stock and parity in our fiscal year 2011 harvest.
•	Dividends payable decreased $151 million driven by the declaration of dividends in August 2010 and the payment to shareowners in October 2010. There were no dividends payable as of May 31, 2011.
•	Restructuring reserves decreased $149 million due to finalization of payments which are expected to be completed by the end of the first quarter 2012.
These increases to working capital between Aug. 31, 2010, and May 31, 2011, were partially offset by the following factors:
•	Cash and cash equivalents decreased $411 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, for further details of this decrease.
•	Income taxes payable increased $267 million primarily due to the seasonality of U.S. results coupled with the timing of U.S. income tax payments.
•	Accrued compensation and benefits increased $217 million due to higher incentive accruals during the current year.
May 31, 2011, compared with May 31, 2010: Working capital increased $1,074 million between May 31, 2011, and May 31, 2010. The following factors increased working capital as of May 31, 2011, compared with May 31, 2010:
•	Cash and cash equivalents increased $599 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

•	Trade receivables increased $346 million due to an increase in current year sales compared to prior year.
•	Other current assets increased $163 million due to the purchase of short-term investments during the current period of $250 million.
•	Short-term debt decreased $623 million primarily because we had commercial paper borrowings outstanding in the prior year, and during the current quarter we repaid $188 million of short-term debt related to our purchase of the Chesterfield Village Research Center in the prior year.
These working capital increases were partially offset by the following factors:
•	Accrued liabilities increased $606 million. Income taxes payable increased $186 million primarily due to an increase in U.S. pretax income. In addition, accrued compensation and benefits increased $199 million due to higher incentive accruals during the current year. Further, accrued marketing programs related to current year sales increased $141 million due to the increase in sales and timing of payments.
Customer Financing Programs: We participate in a revolving financing program in Brazil that allows us to transfer up to 1 billion Brazilian reais (approximately $630 million) for selected customers in Brazil to a special purpose entity, formerly a qualified special purpose entity. Third parties, primarily investment funds, hold an 88 percent senior interest in the entity, and we hold the remaining 12 percent interest. Under the arrangement, a recourse provision requires us to cover the first 12 percent of credit losses within the program. We have evaluated our relationship with the entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information, see Note 5 — Variable Interest Entities.
As of May 31, 2011, and Aug. 31, 2010, there were $2 million and $3 million, respectively, of receivables sold through this financing program that were delinquent. Based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded our recourse provision at $5 million as of Aug. 31, 2010. Since the entity is now consolidated, we recorded a bad debt allowance related to these receivables of $2 million as of May 31, 2011. The maximum potential amount of exposure under the program was $17 million as of May 31, 2011. If we are called upon to make payments under the recourse provision, we would have the benefit under the financing program of any amounts subsequently collected from the customer.
We have an agreement with a special purpose entity in Argentina to transfer customer receivables and to service such accounts. We have evaluated our relationship with this entity under updated guidance within the Consolidation topic of the ASC and, as a result, the entity has been consolidated effective Sept. 1, 2010. For further information on this topic, see Note 5 — Variable Interest Entities. Based on our historical collection experience with these customers and a current assessment of credit exposure, we recorded a bad debt allowance related to these receivables of less than $1 million as of May 31, 2011. The maximum potential amount of exposure under the program was $1 million as of May 31, 2011.
We have an agreement in the United States to sell customer receivables up to a maximum of $500 million and to service such accounts. These receivables qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amount of receivables sold totaled $3 million and $51 million for the first nine months of fiscal year 2011 and 2010, respectively. The agreement includes recourse provisions and thus a liability was established at the time of sale that approximates fair value based upon our historical collection experience with such receivables and a current assessment of credit exposure. The recourse liability recorded by us was less than $1 million as of May 31, 2011, and $2 million as of Aug. 31, 2010. The maximum potential amount of future payments under the recourse provisions of the agreement was less than $1 million as of May 31, 2011. The outstanding balance of the receivables sold was $3 million and $223 million as of May 31, 2011, and Aug. 31, 2010, respectively. There were delinquent accounts of $3 million as of May 31, 2011, and Aug. 31, 2010.
We sell accounts receivable in the United States and European regions, both with and without recourse. The sales within these programs qualify for sales treatment under the Transfers and Servicing topic of the ASC and, accordingly, the proceeds are included in net cash provided by operating activities in the Statements of Consolidated Cash Flows. The gross amounts of accounts receivable sold totaled $5 million and $7 million for the first nine months of 2011 and 2010, respectively. The

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

liability for the guarantees for sales with recourse is recorded at an amount that approximates fair value, based on our historical collection experience for the customers associated with the sales of the accounts receivable and a current assessment of credit exposure. There was no liability as of May 31, 2011. Our guarantee liability was less than $1 million as of Aug. 31, 2010. The outstanding balances of the receivables sold was $1 million and $86 million as of May 31, 2011, and Aug. 31, 2010, respectively.
We also have agreements with lenders to establish programs to provide financing of up to 550 million Brazilian reais (approximately $350 million) for selected customers in Brazil. The amount of loans outstanding was $42 million and $100 million as of May 31, 2011, and Aug. 31, 2010, respectively. In this program, we provide a guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $42 million as of May 31, 2011. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million and $3 million as of May 31, 2011, and Aug. 31, 2010, respectively. If performance is required under the guarantee, we may retain amounts that are subsequently collected from customers.
We also have similar agreements with banks that provide financing to our customers in the United States, Brazil, Europe and Latin America. The amount of loans outstanding was $31 million and $36 million as of May 31, 2011, and Aug. 31, 2010, respectively. We provide a guarantee of the loans in the event of customer default. The maximum potential amount of future payments under the guarantees was $28 million as of May 31, 2011. The liability for the guarantee is recorded at an amount that approximates fair value, primarily based on our historical collection experience with customers that participate in the program and a current assessment of credit exposure. Our guarantee liability was $1 million and $2 million as of May 31, 2011, and Aug. 31, 2010, respectively.
Cash Flow

	Nine Months Ended May 31,
(Dollars in millions)	2011	2010

Net Cash Provided (Required) by Operating Activities	$944	$(538)
Net Cash Required by Investing Activities	(707)	(614)

Free Cash Flow(1)	237	(1,152)

Net Cash Required by Financing Activities	(766)	(323)
Cash Assumed from Initial Consolidation of Variable Interest Entities	77	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	41	(6)

Net Decrease in Cash and Cash Equivalents	(411)	(1,481)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,074	$475

(1)	Free cash flow represents the total of net cash provided by operating activities and required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).
Cash provided by operating activities was $944 million in the first nine months 2011 compared with cash required by operating activities of $538 million in the first nine months of 2010. The increase of $1,482 million was driven by the change in accounts payable and other accrued liabilities of $1,081 million in the nine-month comparison because of higher accrued marketing programs and employee incentives. In addition, the increase was also driven by higher net income of $474 million in the nine-month comparison from $1,267 million to $1,741 million.
Cash required by investing activities was $707 million in the first nine months of 2011 compared to $614 million in the first nine months of 2010. We purchased short-term investments for $250 million in the current year. Further we acquired businesses for $99 million in the current year. Partially offsetting these uses, our capital expenditures decreased $234 million in the nine-month comparison due to less spending in the first nine months of the current year.
The amount of cash required by financing activities was $766 million in the first nine months of 2011 compared with $323 million in the first nine months of 2010. The net change in short-term financing was a use of cash of $14 million in the first nine months of 2011 compared with a source of cash of $568 million in the prior-year comparable period primarily due to an increase in short-term borrowings in the prior year because we had commercial paper outstanding at May 31, 2010. Further, long-term debt proceeds increased $300 million due to the issuance of 2.75% Senior Notes in April 2011. In addition, we

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

repaid $188 million of debt in the current quarter related to the purchase of the Chesterfield Village Research Center in the prior year.
Capital Resources and Liquidity

	As of May 31,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2011	2010	2010

Short-Term Debt	$216	$839	$241
Long-Term Debt	2,027	1,862	1,862
Total Shareowners’ Equity	11,859	10,574	10,099
Debt-to-Capital Ratio	16%	20%	17%

A major source of our liquidity is operating cash flows, which are derived from net income. This cash-generating capability provides us with the financial flexibility we need to meet operating, investing and financing needs. To the extent that cash provided by operating activities is not sufficient to fund our cash needs, which generally occurs during the first and third quarters of the fiscal year because of the seasonal nature of our business, short-term commercial paper borrowings are used to finance these requirements. We accessed the commercial paper markets in 2011 for short periods of time to finance working capital needs and do not believe our options will be limited in the future. We had no commercial paper borrowings outstanding at May 31, 2011.
Total debt outstanding decreased $458 million between May 31, 2010, and May 31, 2011, primarily because we had commercial paper borrowings outstanding at May 31, 2010. Partially offsetting this decrease, we issued $300 million of 2.75% Senior Notes we issued in April 2011 under the 2008 shelf registration, which are due on April 15, 2016. The net proceeds from the issuance were used for general corporate purposes, including refinancing our indebtedness.
We plan to issue new fixed-rate debt on or before Aug. 15, 2012, to repay $486 million of 7⅜% Senior Notes that are due on Aug. 15, 2012. In March 2009, we entered into forward starting interest rate swaps with a total notional amount of $250 million. In August 2010, we entered into forward starting interest rate swaps with a total notional amount of $225 million. Our purpose was to hedge the variability of the forecasted interest payments on this expected debt issuance that may result from changes in the benchmark interest rate before the debt is issued.
We have completed our review of the funded status of our U.S. qualified plan, and additional plan contributions of at least $70 million are expected during the fourth quarter of the fiscal year. Additional discretionary contributions of $165 million would need to be made by Sept. 15, 2011, in order for the plan to reach fully funded status under The Pension Protection Act of 2006.
Dividend: In June 2011, we declared a quarterly dividend of 28 cents payable on July 29, 2011, to shareowners of record as of July 8, 2011.
Capital Expenditures: We expect 2011 capital expenditures to be in the range of $600 million to $700 million compared with $755 million in 2010. The primary driver of this decrease is lower spending on projects to expand corn seed production facilities and R&D facilities compared to prior year.
Divestiture: In October 2008, we sold the Dairy business after receiving approval from the appropriate regulatory agencies. During the nine months ended May 31, 2011, and May 31, 2010, income from operations of discontinued businesses included a pre-tax gain related to the sale of $4 million and $5 million, respectively.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

We expect advanced breeding techniques combined with improved production practices and capital investments will continue to contribute to improved germplasm quality and yields for our seed offerings, leading to increased global demand for both our branded germplasm and our licensed germplasm. We plan to improve and grow our vegetable seeds business, which has a portfolio focused on 23 crops. We continue to apply our molecular breeding and marker capabilities to our vegetable seeds germplasm, which we expect will lead to business growth. The business integration into a global platform, along with a number of process improvements, has improved our ability to develop and deliver new, innovative products to our broad customer base. The acquisition of Aly Participacoes Ltda. will enable us to combine our areas of breeding expertise to enhance yields in sugarcane, a crop that is vital to addressing growing global food and fuel demands. We also plan to continue making strategic acquisitions in our seed businesses to grow our branded seed market share, expand our germplasm library and strengthen our global breeding programs. We expect to see continued competition in seeds and genomics. We believe we will have a competitive advantage because of our global breeding capabilities and our multiple-channel sales approach in the United States for corn and soybean seeds.
Commercialization of second- and third-generation traits and the stacking of multiple traits in corn and cotton are expected to increase penetration in approved markets, particularly as we continue to price our traits in line with the value growers have experienced. In 2010, we saw higher-value, stacked-trait products representing a larger share of our total U.S. corn seed sales than they did in 2009. We experienced an increase in competition in biotechnology as more competitors launched traits in the United States and internationally. Acquisitions may also present mid-to-longer term opportunities to increase penetration of our traits. We believe our competitive position continues to enable us to deliver second- and third-generation traits when our competitors are delivering their first-generation traits.
Key regulatory approvals were obtained for the 2010 commercial launch of our next generation corn product. GENUITY SMARTSTAX, a product that contains five proteins that control important above ground (corn borer, corn ear worm) and below ground (corn root worm) pests and provides tolerance to the herbicides glyphosate and glufosinate, uses multiple modes of action for insect control, the proven means to enhance performance, reduce structured refuge and maintain long-term durability of corn trait technology. GENUITY SMARTSTAX uniquely features a combination of weed and insect control traits that significantly reduces the risk of resistance for both above and below ground pests. As a result, the U.S. EPA and the Canadian Food Inspection Agency (CFIA) allowed reduction of the typical structured farm refuge from 20 percent to 5 percent for GENUITY SMARTSTAX in the U.S. Corn Belt and Canada and from 50 percent to 20 percent for the U.S. Cotton Belt. GENUITY SMARTSTAX corn was launched in the United States in 2010.
Full regulatory approval was received for a five percent refuge-in-a-bag (RIB) seed blend from the U.S. EPA and CFIA for GENUITY SMARTSTAX RIB COMPLETE providing a single bag solution enabling farmers in the Corn Belt to plant corn without a separate refuge. GENUITY SMARTSTAX RIB COMPLETE was launched in 2011. The regulatory submission for a five percent RIB seed blend for GENUITY VT DOUBLE PRO was completed as well.
Notwithstanding continuing and varied legal challenges by private and governmental parties in Brazil, we expect to continue to operate our dual-track business model of certified seeds and our point-of-delivery payment system (ROUNDUP READY soybeans, and, in the future, INTACTA ROUNDUP READY 2 PRO) and our indemnification collection system (BOLLGARD cotton) to ensure that we capture value on all of our ROUNDUP READY soybeans and BOLLGARD cotton crops grown there. Income is expected to grow in Brazil as farmers choose to plant more of these approved traits. Although Brazilian law clearly states that these products protected by pipeline patents have the duration of the U.S. patent (2014 for ROUNDUP READY soybeans and 2011 for BOLLGARD cotton), legal rulings have not consistently achieved that outcome. The agricultural economy in Brazil could be impacted by global commodity prices, particularly for corn and soybeans. We continue to maintain our strict credit policy, expand our grain-based collection system, and focus on cash collection and sales, as part of a continuous effort to manage our risk in Brazil against such volatility.
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
Our international traits businesses, in particular, will continue to face unpredictable regulatory environments that may be highly politicized. We operate in volatile, and often difficult, economic and political environments. Although we see growth potential in

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
In March 2008, a judge of the French Supreme Administrative court (Conseil d’Etat) rejected an application for interim relief by French farmers, French grower associations and various companies, including Monsanto, to overturn the French government’s suspension of planting of YIELDGARD Corn Borer pending review and completion under a new regulatory regime. The outcome means that there will be no additional sales or planting of this product in France during the forthcoming growing season. The European Food Safety Authority (EFSA) has issued an opinion that the French suspension is not supported on a scientific basis. The case was referred to the European Court of Justice (ECJ) and on March 22, 2011, the Advocate General issued an opinion supporting the arguments against the ban. The Court’s judgment is expected later in 2011. On April 17, 2009, Germany undertook a procedural action under European law and banned the planting of YIELDGARD Corn Borer. We sought interim relief to overturn the ban which the German administrative courts denied. As a result, there will be no sales or planting of MON810 products in Germany this growing season. The court proceedings are postponed pending the outcome of administrative proceedings. Other European Union Member States (e.g., Austria, Luxembourg and Greece) have also invoked procedural measures, but we have focused our legal challenges to those countries with significant corn plantings.
Agricultural Productivity
Our Agricultural Productivity gross profit peaked in 2008, declined slightly in 2009 and declined significantly in 2010. The structural changes that have occurred in the global glyphosate market, including overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s crop protection business to strategically support Monsanto’s ROUNDUP READY crops through our weed management platform that delivers weed control offerings for farmers. In addition, lawn-and-garden will continue to be a solid contributor to our Agricultural Productivity segment.
On June 15, 2011, the U.S. Bureau of Land Management (BLM) approved a new phosphate ore mine near Soda Springs, Idaho, that we intend to use to meet existing and future production demands for our ROUNDUP herbicides and licensed glyphosate. The appeal-filing period is scheduled to expire on July 18, 2011. We are aware that certain environmental groups have appealed approvals of other phosphate mines.
The staff of the SEC is conducting an investigation of financial reporting associated with our customer incentive programs for glyphosate products for the fiscal years 2009 and 2010, and we have received a subpoena in connection therewith. We are cooperating with the investigation.
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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

NEW ACCOUNTING STANDARDS

In June 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that may be reclassified to profit or loss in the future are required to be presented separately from those that would never be reclassified. The amendment is effective for fiscal years beginning after Dec. 15, 2011, and interim periods within that year. Accordingly, we will adopt this amendment in fiscal year 2013. We are currently evaluating the impact of adoption on the consolidated financial statements.
In July 2010, the FASB issued a new update that requires enhanced disclosures regarding credit quality and the related allowance for credit losses of financing receivables. The new disclosures will require additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. Accordingly, we adopted the new disclosure requirements in second quarter 2011, and the disclosures related to activities during the reporting period have been incorporated in the third quarter 2011. See Note 7 — Receivables — for the new disclosures.
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
ITEM 4. CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of May 31, 2011 (the Evaluation Date), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
Governmental Proceedings and Undertakings
As described in our Report of Form 10-K for the fiscal year ended Aug. 31, 2010, on Sept. 17, 2007, the EPA issued a Notice of Violation to us, alleging violations of the Clean Water Act at the South Rasmussen Mine near Soda Springs, Idaho. On June 2, 2011, the U.S. Department of Justice filed a motion with the U.S. District Court for Idaho to enter a consent decree resolving this matter. Upon the Court’s entry of the consent decree, we will be obligated to pay a penalty that is not material and perform certain water management and monitoring activities which are already underway.
On May 25, 2011, the EPA issued a Notice of Violation to us, alleging violations of federal environmental release reporting requirements at our phosphorous manufacturing plant in Soda Springs, Idaho. The EPA has asserted that the alleged violations may subject us to civil penalties. We are working with the EPA to reach a resolution of this matter.
As described in our Report of Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $272 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $88 million to $44 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. On May 25, 2011, the second level administrative court ruled in favor of the Company. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.6 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
Securities and Derivative Proceedings
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleges that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our ROUNDUP business and our Seeds and Genomics business. Lead plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Apr, 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted. On June 14, 2011, lead plaintiff has filed its opposition to the motion, and defendants’ reply thereto is due to be filed on Aug. 12, 2011.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our ROUNDUP business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and consolidated the two actions. Defendants moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and stayed the consolidated actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions.
As described in Monsanto’s Report on Form 10-K for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table is a summary of any purchases of equity securities during the third quarter of fiscal year 2011 by Monsanto and any affiliated purchasers, pursuant to SEC rules.

			(c) Total Number of Shares	(d) Approximate Dollar
		(b) Average	Purchased as Part of	Value of Shares that May
	(a) Total Number of	Price Paid	Publicly Announced Plans	Yet Be Purchased Under
Period	Shares Purchased	per Share(1)	or Programs	the Plans or Programs

March 2011:
March 1, 2011, through March 31, 2011	94,760	$69.63	94,760	$611,778,914
April 2011:
April 1, 2011, through April 30, 2011	1,377,480	$67.86	1,377,480	$518,296,549
May 2011:
May 1, 2011, through May 31, 2011	79,730	$65.75	79,730	$513,054,393

Total	1,551,970	$67.86	1,551,970	$513,054,393

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. There were no other publicly announced plans outstanding as of May 31, 2011.
ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)
By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: June 30, 2011

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description

2	Omitted

3	Monsanto Company Bylaws, as amended effective June 8, 2011 (incorporated by reference to Exhibit 3.2(i) to Form 8-K, filed June 14, 2011, File No. 1-16167).

4	Omitted

10.1	Four-Year Credit Agreement dated as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed April 7, 2011, File No. 1-16167).

10.2	Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant under the Monsanto Company 2005 Long-Term Incentive Plan, as approved on March 2, 2011. †

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.