Form 10-K/A
period 2010-08-31
MONSANTO CO /NEW/
filed 2011-11-14
CIK 1110783

MONSANTO COMPANY	2010 FORM 10-K/A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Documents Incorporated by Reference

Portions of Monsanto Company’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in December 2010, are incorporated herein by reference into Part III of this Annual Report on Form 10-K/A.

MONSANTO COMPANY	2010 FORM 10-K/A

INTRODUCTION

This Annual Report on Form 10-K/A is a document that U.S. public companies file with the Securities and Exchange Commission every year. Part II of the Form 10-K/A contains the business information and financial statements that many companies include in the financial sections of their annual reports. The other sections of this Form 10-K/A include further information about our business that we believe will be of interest to investors. We hope investors will find it useful to have all of this information in a single document.

The SEC allows us to report information in the Form 10-K/A by “incorporating by reference” from another part of the Form 10-K/A or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K/A. The proxy statement will be available on our Web site after it is filed with the SEC in December 2010.

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

Information in this Form 10-K/A is current as of Nov. 14, 2011, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval, and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of recent acquisitions; the outcome of contingencies, such as litigation and the previously announced SEC investigation; the previously reported material weakness in our internal control over financial reporting; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Legal Proceedings,” “Overview — Executive Summary — Outlook,” “Seeds and Genomics Segment,” “Agricultural Productivity Segment,” “Financial Condition, Liquidity, and Capital Resources,” and “Outlook.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

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

MONSANTO COMPANY	2010 FORM 10-K/A

TABLE OF CONTENTS FOR FORM 10-K/A

MONSANTO COMPANY	2010 FORM 10-K/A

MONSANTO COMPANY	2010 FORM 10-K/A

EXPLANATORY NOTE

In the third quarter of fiscal year 2011, Monsanto announced an investigation being conducted by the SEC of our financial reporting associated with our customer incentive programs for glyphosate products for fiscal years 2010 and 2009. Following the SEC notification, Monsanto began our own review and the Audit and Finance Committee of the Board of Directors retained independent advisors to conduct an internal investigation. Through this review, we identified certain adjustments that needed to be made as to the timing of recording the costs of certain customer incentive programs.

Accordingly, we are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended Aug. 31, 2010, (the “Original Filing”) to restate our audited consolidated financial statements and related disclosures for the fiscal years ended Aug. 31, 2010, and Aug. 31, 2009. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on Oct. 27, 2010.

In addition to the filing of this Form 10-K/A, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the quarterly periods ended Nov. 30, 2010, Feb. 28, 2011, and May 31, 2011, to restate our unaudited condensed consolidated financial statements and related financial information for those quarterly periods and the comparative fiscal year 2010 periods for the effects of the restatement.

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.

The previously issued audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon for fiscal years 2009 and 2010 in the Original Filing, and the unaudited condensed consolidated financial statements for the fiscal quarters ending Nov. 30, 2009, through May 31, 2011, filed on Forms 10-Q should no longer be relied upon.

While we are continuing in our efforts to respond to the SEC, Monsanto cannot predict the outcome of the investigation. The outcome of the SEC investigation and any related legal and administrative proceedings could include the institution of administrative, civil injunctive or criminal proceedings as well as the imposition of fines and other penalties, remedies and sanctions.

Background of the Restatement

We record accrued customer incentive program costs as a reduction of revenue based on an allocation of the incentive program cost to those revenue transactions that result in progress by the customer toward earning the program incentive. For annual incentive programs, this generally results in recording annual incentive program costs based on actual purchases made by customers during the year as a percentage of estimated annual sales volume targets agreed upon with customers. During Monsanto’s internal investigation, we identified communications with customers and we identified other facts as described below that impacted our determination of which revenue transactions resulted in progress by the customer toward earning the program incentive.

Specifically, Monsanto implemented a program in the first quarter of fiscal year 2010 that was structured to provide payments to retailers who met sales volume targets and performed other marketing and sales activities in the fiscal year 2010 with the amount of the program incentive determined based on the amount of inventory maintained by the customer at August 31, 2009. We originally accrued the costs of this incentive program based on the retailers’ fiscal year 2010 purchases as a percentage of aggregated agreed upon fiscal year 2010 sales volume targets. As a result of our internal review, Monsanto determined that, although the program was implemented in first quarter of fiscal year 2010, Monsanto representatives communicated with retailers about the program in the fourth quarter of fiscal year 2009, including advising customers that purchasing product in the fourth quarter of 2009 was a qualification for participation in the program in fiscal year 2010. These communications were intended to induce customers to purchase branded glyphosate in the fourth quarter of fiscal year 2009. In light of these facts, Monsanto determined that purchases made by these retail customers in the fourth quarter of fiscal year 2009 represented progress toward earning the program incentive. As such, it is appropriate to record a portion of the related incentive cost as a reduction of revenue in that quarter as well as in fiscal year 2010. As a result of our determination, approximately $24 million of customer incentive accruals associated with the program originally recorded as a reduction of revenue in fiscal year 2010 were recorded as a reduction of revenue in fiscal year 2009.

Additionally, Monsanto maintained an incentive program related to annual incentive agreements with distributors regarding their sales of branded glyphosate. At the end of fiscal year 2009, Monsanto determined not to make annual incentive payments under this program to seven of our distributors who had failed to meet their agreed upon sales targets for branded glyphosate and reversed incentive accruals previously recorded under this program for these customers. We then provided these distributors with an opportunity to earn back a substantial portion of these incentives in fiscal year 2010 by achieving volume targets for branded glyphosate and performing other marketing and sales activities in that fiscal year. Monsanto originally recorded the costs of this program over these distributors’ fiscal year 2010 purchases as a percentage of aggregated agreed upon fiscal year 2010 sales volume targets. As a result of our internal review, we determined that, although this program was formally announced in the first quarter of fiscal year 2010, Monsanto representatives communicated with distributors about the program in the fourth quarter of fiscal year 2009, and that the incentive opportunity ultimately provided to each distributor under this program in fiscal year 2010 was derived from each distributor’s total sales of branded glyphosate in fiscal year 2009. In light of these facts, Monsanto determined that purchases made by these customers in fiscal years 2009 and 2010 represented progress toward earning the program incentive. As such, we determined that the appropriate method of recording the cost associated with this program is based upon each distributor’s purchase volume over the period of fiscal years 2009 and 2010, with a cumulative catch-up entry in the fourth quarter of fiscal year 2009. Accordingly, we recorded an additional $20 million of customer incentive program costs as a reduction of revenue in fiscal year 2009 originally recorded as a reduction of revenue in fiscal year 2010. In addition, Monsanto’s internal review revealed that, during the second quarter of fiscal year 2010, one of the seven distributors received written confirmation from Monsanto that it had fulfilled the requirements of this program. Accordingly, we determined that it was appropriate to record the full amount of this distributor’s unearned incentive in the second quarter of 2010. As a result of our determination, approximately $10 million of accruals associated with this one distributor’s incentive under this program originally recorded as a reduction of revenue in third quarter fiscal year 2010 were recorded as a reduction of revenue in second quarter fiscal year 2010.

A similar earn back program was offered to two distributors in fiscal year 2011. At the end of fiscal year 2010, Monsanto reversed customer incentive accruals for two distributors that failed to earn their fiscal year 2010 annual incentive payments because they did not meet their agreed upon sales targets. We then provided these distributors with an opportunity to earn back a substantial portion of this incentive in fiscal year 2011 by achieving agreed upon sales volume targets for branded glyphosate and performing other marketing and sales activities in fiscal year 2011. We originally accrued the costs of this incentive program over these distributors’ fiscal year 2011 purchases as a percentage of aggregated agreed upon fiscal year 2011 sales volume targets. As a result of our internal review, Monsanto determined that purchases made by the customers in fiscal year 2010 represented progress toward earning the program incentive, and that it was appropriate to record the entire cost associated with this incentive program in fiscal year 2010 in view of several factors that made it more apparent that the two distributor customers had earned these incentives in fiscal year 2010. Such factors included the change in market dynamics following our May 2010 restructuring of our glyphosate business, the fact that both distributors received written confirmation from Monsanto in the second quarter of fiscal 2011 that they had fulfilled the requirements of this program prior to achieving sales volume targets and, with respect to the prepayment of program incentives to these customers in the first and second quarter of fiscal year 2011, the unlikelihood that Monsanto would have enforced its contractual right of offset against these distributors with respect to any unearned portion of their incentives. As a result of our determination, approximately $48 million of customer incentive accruals associated with this program originally recorded as a reduction in revenue in fiscal year 2011 were recorded as a reduction in revenue in fiscal year 2010.

As a result of the findings of our investigation and the revised accounting described above, we announced a restatement of the consolidated financial statements for the fiscal years ended Aug. 31, 2010, and 2009. The restatement adjustments for customer incentive costs related solely to the Agricultural Productivity reporting segment, and did not affect any previously issued financial information for the Seeds and Genomics reporting segment.

Other Adjustments

In addition to the adjustments relating to certain customer incentive programs described above, Monsanto has made other adjustments that had been previously identified but not corrected because they were not material, individually or in the aggregate, to our consolidated financial statements. The adjustments included certain reclassifications between net sales and SG&A, inventory and grower production accruals, inventory and other non-current assets, miscellaneous receivables and income taxes payable and accrued marketing programs and miscellaneous accruals. The accrued marketing programs adjustment is unrelated to the adjustments described above surrounding customer incentive programs. Adjustments were also made to record certain discrete income tax items and equity affiliate activity in the proper periods.

Additionally, the information included in the Agricultural Productivity segment has been restated to include the impact of the adjustments. As we filed a Form 8-K in April 2011 to reflect the reorganization of certain operating segments within the Agricultural Productivity reportable segment, the Agricultural Productivity segment information has also been recast to reflect the operating segment reorganization.

MONSANTO COMPANY	2010 FORM 10-K/A

Internal Control Considerations

Through the internal investigation, management identified: (i) control deficiencies in its internal controls over financial reporting associated with the timing of the recording of customer incentive programs that constitute a material weakness, as discussed in Part II, Item 9A of this Form 10-K/A, and (ii) the need to restate prior period consolidated financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures and material weaknesses identified, see Part II, Item 9A included in this filing.

For convenience of the reader, this Amended Filing sets forth the Original Filing, in its entirety, as well as the changes in our operating segments which occurred in February 2011 as reported in the Form 8-K filed on April 8, 2011. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part II, Item 6. — Restated Selected Financial Data;

•	Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8. — Restated Financial Statements and Supplementary Data;

•	Part II, Item 9A. — Controls and Procedures; and

•	Part IV — Item 15B. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining Items contained within this Amended Filing consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. The sections of the Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing on the Form 10-K, and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the internal investigation, the resulting restatement of Monsanto’s consolidated financial statements and the reorganization of certain operating segments as reported in the Form 8-K filed on April 8, 2011.

MONSANTO COMPANY	2010 FORM 10-K/A

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

DEKALB, Channel Bio for corn Asgrow for soybeans Deltapine for cotton Seminis and De Ruiter for vegetable seeds

Biotechnology traits(1)	Enable crops to protect themselves from borers and rootworm in corn and leaf- and boll-feeding worms in cotton, reducing the need for applications of insecticides	SmartStax, YieldGard, YieldGard VT Triple, VT Triple PRO and VT Double PRO for corn Bollgard and Bollgard II for cotton
	Enable crops, such as corn, soybeans, cotton, and canola to be tolerant of Roundup and other glyphosate-based herbicides	Roundup Ready and Roundup Ready 2 Yield (soybeans only) Genuity, global umbrella trait brand

(1)	Monsanto also offers farmers stacked-trait products, which are single-seed products in which two or more traits are combined.

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

AGRICULTURAL PRODUCTIVITY SEGMENT

Through our Agricultural Productivity segment, we manufacture Roundup brand herbicides and other herbicides and provide lawn-and-garden herbicide products for the residential market. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Agricultural Productivity Segment — the tabular information about net sales of agricultural productivity products is incorporated by reference herein.

Major Products	Applications	Major Brands

Herbicides	Nonselective agricultural, industrial, ornamental, turf and residential lawn and garden applications for weed control	Roundup
	Control of preemergent annual grass and small seeded broadleaf weeds in corn and other crops	Harness for corn and cotton

Distribution of Products

We have a worldwide distribution and sales and marketing organization for our agricultural productivity products. In some world areas, we use the same distribution and sales and marketing organization for our agricultural productivity products as for our seeds and traits. In other world areas, we have separate distribution and sales and marketing organizations for our agricultural productivity products. We sell our agricultural productivity products through distributors, independent retailers and dealers and agricultural cooperatives. In some cases outside the United States, we sell such products directly to farmers. We also sell certain of the chemical intermediates of our agricultural productivity products to other major agricultural chemical producers, who then market their own branded products to farmers. Certain agricultural productivity products are marketed through The Scotts Miracle-Gro Company.

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

Competitive success in agricultural productivity products depends on price, product performance, the scope of solutions offered to farmers, market coverage, product availability and planning, and the service provided to distributors, retailers and farmers. Our lawn-and-garden herbicides compete on product performance and the brand value associated with our trademark Roundup. For additional information on competition for our agricultural herbicides, see Item 7 — MD&A — Outlook — Agricultural Productivity, which is incorporated by reference herein.

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to accounting for customer incentive programs relating to our glyphosate products. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

ITEM 4. [Removed and Reserved.]

Executive Officers

See Part III — Item 10 of this Report on Form 10-K/A for information about our Executive Officers.

MONSANTO COMPANY	2010 FORM 10-K/A

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Dividends per Share	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

2010	$—	$0.53(1)	$—	$0.55(1)	$1.08

2009	$—	$0.51(2)	$—	$0.53(2)	$1.04

Common Stock Price		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

2010	High	$ 84.36	$87.06	$74.80	$62.29	$87.06
	Low	66.57	70.53	48.16	44.61	44.61

2009	High	$121.32	$87.32	$93.35	$87.40	$121.32
	Low	63.47	65.60	69.62	70.08	63.47

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

MONSANTO COMPANY	2010 FORM 10-K/A

Issuer Purchases of Equity Securities

The following table summarizes purchases of equity securities during the fourth quarter of fiscal year 2010 by Monsanto and affiliated purchasers, pursuant to SEC rules.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

June 2010:
June 1, 2010, through June 30, 2010	204,558(2)	$49.63	204,400	$ 23,090,661
July 2010:
July 1, 2010, through July 31, 2010	356,400(3)	$53.17	288,900	$1,007,656,927
August 2010:
Aug. 1, 2010, through Aug. 31, 2010	149,600	$58.17	149,600	$ 998,954,568

Total	710,558	$53.20	642,900	$ 998,954,568

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

(2)	Includes 158 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

(3)	Includes 67,500 shares purchased by affiliated purchasers.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

ITEM 6. SELECTED FINANCIAL DATA

As discussed in the Explanatory Note and Note 31 — Restatement of Consolidated Financial Statements — in Item 8 of this Amended Filing, we have restated our previously issued audited consolidated financial statements for fiscal years 2010 and 2009; accordingly, all affected amounts included in the following Selected Financial Data have been revised.

SELECTED FINANCIAL DATA

	Year Ended Aug. 31,

(Dollars in millions, except per share amounts)	2010 Restated	2009 Restated	2008	2007	2006

Operating Results:
Net sales(1)	$10,483	$11,685	$11,365	$8,349	$7,065
Income from operations	1,603	3,061	2,721	1,409	1,139
Income from continuing operations(6)	1,111	2,105	2,027	925	688
Income on discontinued operations(2)	4	11	17	80	24
Cumulative effect of a change in accounting principle, net of tax benefit(3)	—	—	—	—	(6)
Net income attributable to Monsanto Company	1,096	2,092	2,024	993	689
Basic Earnings (Loss) per Share Attributable to Monsanto Company:(4)(5)
Income from continuing operations	$2.01	$3.80	$3.66	$1.68	$1.24
Income on discontinued operations(2)	0.01	0.02	0.03	0.14	0.04
Cumulative effect of accounting change(3)	—	—	—	—	(0.01)
Net income	2.02	3.82	3.69	1.82	1.27
Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(4)(5)
Income from continuing operations	$1.99	$3.75	$3.59	$1.64	$1.22
Income on discontinued operations(2)	—	0.02	0.03	0.15	0.04
Cumulative effect of accounting change(3)	—	—	—	—	(0.01)
Net income	1.99	3.77	3.62	1.79	1.25
Financial Position at end of Period:
Total assets	$17,852	$17,831	$17,991	$12,983	$11,728
Working capital(7)	3,494	4,056	3,170	2,009	3,182
Current ratio(7)	1.98:1	2.09:1	1.71:1	1.65:1	2.40:1
Long-term debt	1,862	1,724	1,792	1,150	1,639
Debt-to-capital ratio(8)	17%	15%	16%	16%	20%
Other Data:(4)
Dividends per share	$1.08	$1.04	$0.83	$0.55	$0.40
Stock price per share:
High	$87.06	$121.32	$145.80	$70.88	$47.58
Low	$44.61	$63.47	$69.22	$42.75	$27.80
End of period	$52.65	$83.88	$114.25	$69.74	$47.44
Basic shares outstanding(5)	543.7	547.1	548.9	544.8	540.6
Diluted shares outstanding(5)	550.8	555.6	559.7	555.3	551.9

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

(6)	Effective Sept. 1, 2009, we retrospectively adopted the new accounting guidance related to the Consolidation topic of the ASC.

(7)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

(8)	Debt-to-capital ratio is the sum of short-term and long-term debt, divided by the sum of short-term and long-term debt and shareowners’ equity.

MONSANTO COMPANY	2010 FORM 10-K/A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the Explanatory Note and Note 31 — Restatement of Consolidated Financial Statements, we have restated our previously issued audited consolidated financial statements for fiscal years 2010 and 2009; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

This MD&A should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part II — Item 8 — Financial Statements and Supplementary Data — of this Report on Form 10-K/A. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

Executive Summary

Consolidated Operating Results — Net sales in 2010 decreased $1,202 million from 2009. This decline was primarily a result of decreased sales of Roundup and other glyphosate-based herbicides in the United States, Europe and Brazil. Net income attributable to Monsanto Company in 2010 was $1.99 per share, compared with $3.77 per share in 2009.

The following factors affected the two-year comparison:

2010:

•

We recorded restructuring expenses of $324 million in 2010 which was recorded in restructuring charges, net for $210 million and cost of goods sold for $114 million in the Statement of Consolidated Operations. See Note 5 — Restructuring — for further discussion.

2009:

•

We recorded restructuring expenses of $406 million in fourth quarter 2009 which was recorded in restructuring charges, net for $361 million and cost of goods sold for $45 million in the Statement of Consolidated Operations. See Note 5 — Restructuring — for further discussion.

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

MONSANTO COMPANY	2010 FORM 10-K/A

See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” above and Part I — Item 1A — Risk Factors of this Form 10-K/A.

MONSANTO COMPANY	2010 FORM 10-K/A

RESULTS OF OPERATIONS

	Year Ended Aug. 31,			Change

(Dollars in millions, except per share amounts)	2010 Restated	2009 Restated	2008	2010 vs. 2009	2009 vs. 2008

Net Sales	$10,483	$11,685	$11,365	(10)%	3%
Gross Profit	5,067	6,720	6,177	(25)%	9%
Operating Expenses:
Selling, general and administrative expenses	2,049	2,037	2,312	1%	(12)%
Research and development expenses	1,205	1,098	980	10%	12%
Acquired in-process research and development	—	163	164	NM	(1)%
Restructuring charges, net	210	361	—	(42)%	NM

Total Operating Expenses	3,464	3,659	3,456	(5)%	6%

Income from Operations	1,603	3,061	2,721	(48)%	12%
Interest expense	162	129	110	26%	17%
Interest income	(56)	(71)	(132)	(21)%	(46)%
Solutia-related income, net	—	—	(187)	NM	NM
Other expense, net	7	85	4	(92)%	NM

Income from Continuing Operations Before Income Taxes	1,490	2,918	2,926	(49)%	NM
Income tax provision	379	813	899	(53)%	(10)%

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	1,111	2,105	2,027	(47)%	4%

Discontinued Operations:
Income from operations of discontinued businesses	4	19	20	(79)%	(5)%
Income tax provision	—	8	3	NM	NM

Income on Discontinued Operations	4	11	17	(64)%	(35)%

Net Income	$1,115	$2,116	$2,044	(47)%	4%

Less: Net income attributable to noncontrolling interest	19	24	20	(21)%	20%

Net Income Attributable to Monsanto Company	$1,096	$2,092	$2,024	(48)%	3%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.99	$3.75	$3.59	(47)%	4%
Income on discontinued operations	—	0.02	0.03	NM	(33)%

Net Income Attributable to Monsanto Company	$1.99	$3.77	$3.62	(47)%	4%

NM = Not Meaningful

Effective Tax Rate	25%	28%	31%

Comparison as a Percent of Net Sales:
Gross profit	48%	58%	54%
Selling, general and administrative expenses	20%	17%	20%
Research and development expenses (excluding acquired IPR&D)	11%	9%	9%
Total operating expenses	33%	31%	30%
Income from continuing operations before income taxes	14%	25%	26%
Net income attributable to Monsanto Company	10%	18%	18%

Overview of Financial Performance (2010 compared with 2009)

The following section discusses the significant components of our results of operations that affected the comparison of fiscal year 2010 with fiscal year 2009.

MONSANTO COMPANY	2010 FORM 10-K/A

Net sales decreased 10 percent in 2010 from 2009. Our Seeds and Genomics segment net sales improved 4 percent, and our Agricultural Productivity segment net sales declined 34 percent. The following table presents the percentage changes in 2010 worldwide net sales by segment compared with net sales in 2009, including the effect that volume, price, currency and acquisitions had on these percentage changes:

	2010 Percentage Change in Net Sales vs. 2009

	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	(2)%	4%	2%	4%	—	4%
Agricultural Productivity Segment	27%	(63)%	2%	(34)%	—	(34)%
Total Monsanto Company	9%	(21)%	2%	(10)%	—	(10)%

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

Gross profit decreased 25 percent, or $1,653 million. Total company gross profit as a percent of net sales decreased 10 percentage points to 48 percent in 2010, driven by decreases in average net selling prices of Roundup and other glyphosate-based herbicides. Gross profit as a percent of net sales for the Seeds and Genomics segment decreased 2 percentage points to 60 percent in the 12-month comparison partially due to increased restructuring charges recorded in cost of goods sold related to inventory impairments over the prior year. Gross profit as a percent of net sales for the Agricultural Productivity segment decreased 33 percentage points to 18 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.

Operating expenses decreased five percent, or $195 million, in 2010 from 2009, primarily because of the $163 million of acquired in-process R&D in 2009 and $151 million less in restructuring charges. Selling, general and administrative (SG&A) expenses increased one percent primarily because of increased marketing expense offset by lower spending for administrative functions and incentives. R&D expenses increased 10 percent due to an increase in activity of our expanded product pipeline. Restructuring charges decreased 42 percent because the majority of the actions took place upon approval and communication of the 2009 Restructuring Plan in fiscal year 2009. As a percent of net sales, SG&A expenses increased three points to 20 percent of net sales, and R&D expenses increased two points to 11 percent of net sales in 2010.

Interest expense increased 26 percent, or $33 million, in fiscal year 2010 from 2009. The increased expense was primarily due to an increased level of customer financing costs during 2010 compared to 2009.

Interest income decreased 21 percent, or $15 million, in 2010 because of less interest earned on lower average cash balances primarily in the United States, Brazil and Europe.

Other expense — net was $7 million in 2010, compared with $85 million in 2009. The decrease occurred due to the gain recorded on the Seminium, S.A. (Seminium) acquisition as well as a decline in foreign currency losses in 2010. See Note 4 — Business Combinations — for further information on the Seminium acquisition.

Income tax provision for 2010 decreased to $379 million, a decrease of $434 million from 2009 primarily as a result of the decrease in pretax income from continuing operations. The effective tax rate decreased to 25 percent, a decrease of three percentage points from fiscal year 2009. The following items had an impact on the effective tax rate:

•	The effective tax rate for 2010 decreased because of the restructuring charges of $324 million ($224 million after tax).

•

Benefits totaling $90 million were recorded in 2010 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-U.S. tax audits, favorable adjustments from the filing of tax returns and the expiration of statutes of limitations in several jurisdictions. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act signed by President Obama on March 23, 2010, and the Health Care and Education Act of 2010 signed on March 30, 2010 (collectively the “Healthcare Acts”).

MONSANTO COMPANY	2010 FORM 10-K/A

•

Benefits totaling $173 million were recorded in 2009 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-U.S. tax audits and other tax matters in addition to the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.

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

Net sales increased 3 percent in 2009 from 2008. Our Seeds and Genomics segment net sales improved 15 percent, and our Agricultural Productivity segment net sales declined 12 percent. The following table presents the percentage changes in 2009 worldwide net sales by segment compared with net sales in 2008, including the effect that volume, price, currency and acquisitions had on these percentage changes:

	2009 Percentage Change in Net Sales vs. 2008

	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change

Seeds and Genomics Segment	(1)%	19%	(5)%	13%	2%	15%
Agricultural Productivity Segment	(24)%	16%	(4)%	(12)%	—	(12)%
Total Monsanto Company	(11)%	17%	(4)%	2%	1%	3%

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

Gross profit increased nine percent, or $543 million. Total company gross profit as a percent of net sales increased 4 percentage points to 58 percent in 2009, driven by increases in average net selling prices of corn and soybean seed and traits and Roundup and other glyphosate-based herbicides. Gross profit as a percent of net sales for the Seeds and Genomics segment increased one percentage point to 62 percent in the 12-month comparison. Gross profit as a percent of net sales for the Agricultural Productivity segment increased 5 percentage points to 51 percent in the 12-month comparison. See the “Seeds and Genomics Segment” and “Agricultural Productivity Segment” sections of MD&A for details.

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

MONSANTO COMPANY	2010 FORM 10-K/A

Other expense — net increased $81 million, to $85 million in 2009. The increase is primarily due to hedging losses partially offset by foreign currency gains.

Income tax provision for 2009 decreased to $813 million, a decrease of $86 million from 2008. The effective tax rate on continuing operations was 28 percent, a decrease of 3 percentage points from fiscal year 2008. This difference was primarily the result of the following items:

•

Benefits totaling $173 million were recorded in 2009 relating to several discrete tax adjustments. The majority of these items was the result of the resolution of several domestic and ex-U.S. tax audits and other tax matters in addition to the retroactive extension of the R&D credit that was enacted on Oct. 3, 2008, as part of the Emergency Economic Stabilization Act of 2008.

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

MONSANTO COMPANY	2010 FORM 10-K/A

SEEDS AND GENOMICS SEGMENT

	Year Ended Aug. 31,			Change

(Dollars in millions)	2010	2009 Restated	2008	2010 vs. 2009	2009 vs. 2008

Net Sales
Corn seed and traits	$4,260	$4,119	$3,542	3%	16%
Soybean seed and traits	1,486	1,448	1,174	3%	23%
Cotton seed and traits	611	466	450	31%	4%
Vegetable seeds	835	808	744	3%	9%
All other crops seeds and traits	419	462	459	(9)%	1%

Total Net Sales	$7,611	$7,303	$6,369	4%	15%

Gross Profit
Corn seed and traits	$2,464	$2,608	$2,174	(6)%	20%
Soybean seed and traits	905	871	725	4%	20%
Cotton seed and traits	454	344	313	32%	10%
Vegetable seeds	492	416	394	18%	6%
All other crops seeds and traits	223	267	251	(16)%	6%

Total Gross Profit	$4,538	$4,506	$3,857	1%	17%

EBIT(1)	$1,597	$1,651	$1,200	(3)%	38%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Seeds and Genomics Financial Performance for Fiscal Year 2010

Net sales of corn seed and traits increased three percent, or $141 million, in the 12-month comparison. In 2010, sales improved primarily in the United States and Argentina because of increased average net selling price and a shift to higher margin corn trait products.

Cotton seed and traits net sales increased 31 percent, or $145 million, in 2010. This sales increase was driven by an increase in planted acres primarily in the United States and India.

In 2010, all other crops seeds and traits net sales decreased nine percent, or $43 million, in the 12-month comparison because of the divestiture of our global sunflower assets in August 2009.

Gross profit increased one percent for this segment due to increased net sales. Gross profit as a percent of sales for this segment decreased two percentage points to 60 percent in 2010. This decline was primarily driven by higher U.S. hedging losses on commodity prices and higher manufacturing costs for corn. In addition, we recorded inventory impairments of $93 million in 2010 compared with $24 million in 2009 related to discontinued seed products worldwide as part of our 2009 Restructuring Plan in 2010. See Note 5 — Restructuring — for further information.

EBIT for the Seeds and Genomics segment decreased $54 million to $1,597 million in 2010.

Seeds and Genomics Financial Performance for Fiscal Year 2009

Net sales of corn seed and traits increased 16 percent, or $577 million, in the 12-month comparison. In 2009, our U.S. corn seed and traits sales improved because of increased average net selling price and a demand shift to higher margin triple trait corn products, compared with 2008.

Soybean seed and traits net sales increased 23 percent, or $274 million, in 2009. This sales increase was driven by an increase in sales volume of U.S. soybean seed and traits driven by an increase in soybean acres and stronger customer demand in the United States. Also, soybean seed and traits revenues increased in the United States because of higher average net selling prices.

In 2009, vegetable seeds net sales increased nine percent, or $64 million, in the 12-month comparison because of the De Ruiter acquisition in June 2008 and higher average net selling prices. These increases were partially offset by unfavorable foreign currency translation rate of the European euro vs. the U.S. dollar.

MONSANTO COMPANY	2010 FORM 10-K/A

Gross profit increased 17 percent for this segment due to increased net sales. Gross profit as a percent of sales for this segment increased one percentage point to 62 percent in 2009. This improvement was primarily driven by increased prices in U.S. corn seed and traits, U.S. soybean seed and traits and a demand shift to higher margin triple trait corn products. These positive factors were partially offset by higher costs in the United States resulting from higher commodity prices paid for our seed production.

EBIT for the Seeds and Genomics segment increased $451 million to $1,651 million in 2009. In the 12-month comparison, incremental SG&A and R&D expenses related to the growth of the business and the 2009 acquisitions partially offset the gross profit improvement from higher net sales across all crops. Further, restructuring charges incurred of $292 million reduced EBIT in fourth quarter 2009. For further information see Note 5 — Restructuring.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Year Ended Aug. 31,			Change

(Dollars in millions)	2010 Restated	2009 Restated	2008	2010 vs. 2009	2009 vs. 2008

Net Sales
Agricultural Productivity	$2,872	$4,382	$4,996	(34)%	(12)%

Total Net Sales	$2,872	$4,382	$4,996	(34)%	(12)%

Gross Profit
Agricultural Productivity	$ 529	$2,214	$2,320	(76)%	(5)%

Total Gross Profit	$ 529	$2,214	$2,320	(76)%	(5)%

EBIT(1)	$ (29)	$1,307	$1,691	(102)%	(23)%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 26 — Segment and Geographic Data and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance for Fiscal Year 2010

Net sales for Agricultural Productivity decreased 34 percent, or $1,510 million, in 2010. In the 12-month comparison, the main decrease was Roundup and other glyphosate-based herbicides. Sales of Roundup and other glyphosate-based herbicides decreased primarily in the United States, Europe and Brazil. The average net selling price of Roundup and other glyphosate-based herbicides decreased in all regions because of a previously announced price decrease on our products and increased marketing programs over the prior year. Offsetting this decline, global sales volumes of Roundup and other glyphosate-based herbicides increased 38 percent in 2010 from 2009.

Sales of Roundup and other glyphosate-based herbicides declined in the United States and other world areas primarily because of a decrease in the net selling price due to a shift in the market to generic competition.

Gross profit as a percent of sales decreased 33 percentage points for the Agricultural Productivity segment to 18 percent in 2010. This decrease was primarily because of lower average net selling prices of Roundup and other glyphosate-based herbicides.

The sales decreases discussed in this section resulted in $1,685 million lower gross profit in 2010. EBIT for the Agricultural Productivity segment decreased $1,336 million, to a negative $29 million in 2010. Contributing to this decrease was lower net selling prices reducing EBIT in 2010.

Agricultural Productivity Financial Performance for Fiscal Year 2009

Net sales for Agricultural Productivity decreased 12 percent, or $614 million, in 2009. In the 12-month comparison, the main decrease was Roundup and other glyphosate-based herbicides. Sales of Roundup and other glyphosate-based herbicides increased primarily in Brazil and Canada. The average net selling price of Roundup and other glyphosate-based herbicides increased in most regions. Offsetting these increases, global sales volumes of Roundup and other glyphosate-based herbicides decreased 29 percent in 2009 from 2008.

MONSANTO COMPANY	2010 FORM 10-K/A

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

Gross profit as a percent of sales increased five percentage points for the Agricultural Productivity segment to 51 percent in 2009. This improvement was primarily because of an increase in the average net selling prices of Roundup and other glyphosate-based herbicides.

The sales decreases discussed in this section resulted in $106 million lower gross profit in 2009. EBIT for the Agricultural Productivity segment decreased $384 million, to $1,307 million in 2009. Contributing to this decrease was our Solutia-related gain of $210 million recorded in second quarter 2008. See further discussion at Note 27 — Other Expense and Solutia-Related Items. Further, restructuring charges incurred of $114 million reduced EBIT in fourth quarter 2009. See Note 5 — Restructuring — for additional information.

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

MONSANTO COMPANY	2010 FORM 10-K/A

The following table displays the pretax charges of $324 million and $406 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2010 and 2009, respectively, as well as the cumulative pretax charges of $730 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$ 85	$47	$132	$175	$ 63	$238
Facility Closures / Exit Costs	46	31	77	3	47	50
Asset Impairments
Property, plant and equipment	8	1	9	31	4	35
Inventory	93	13	106	24	—	24
Other intangible assets	—	—	—	59	—	59

Total Restructuring Charges, Net	$232	$92	$324	$292	$114	$406

				Cumulative Amount through Aug. 31, 2010

(Dollars in millions)				Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions				$260	$110	$370
Facility Closures / Exit Costs				49	78	127
Asset Impairments
Property, plant and equipment				39	5	44
Inventory				117	13	130
Other intangible assets				59	—	59

Total Restructuring Charges, Net				$524	$206	$730

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

In fiscal year 2010, pretax restructuring charges of $324 million were recorded. The $132 million in work force reductions was related primarily to Europe and the United States. The facility closures/exit costs of $77 million were related primarily to the finalization of the termination of a chemical supply contract in the United States and worldwide entity consolidation costs. In asset impairments, inventory impairments of $106 million recorded in cost of goods sold were related to discontinued products worldwide. In fiscal year 2009, pretax restructuring charges of $406 million were recorded. The $238 million in work force reductions related to site closures and downsizing primarily in the United States and Europe. The facility closures/exit costs of $50 million related primarily to the termination of a chemical supply contract in the United States and the termination of chemical distributor contracts in Central America. In asset impairments, property, plant, and equipment impairments of $35 million related to certain manufacturing and technology breeding facilities in the United States, Europe, and Central America that were closed in fiscal year 2010. Inventory impairments of $24 million were also recorded for discontinued seed products in the United States and Europe. Other intangible impairments of $59 million related to the discontinuation of certain seed brands, which included $18 million related to the write-off of intellectual property for technology that we elected to no longer pursue. Of the $118 million total asset impairments in fiscal year 2009, $45 million was recorded in cost of goods sold and the remainder in restructuring charges.

The actions related to the overall restructuring plan are expected to produce annual cost savings of $300 million to $340 million, primarily in cost of goods sold and SG&A. Approximately one-fourth of these savings were recognized in fiscal year 2010, with the full benefit expected to be realized in 2011.

MONSANTO COMPANY	2010 FORM 10-K/A

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Aug. 31,

(Dollars in millions, except current ratio)	2010 Restated	2009 Restated

Cash and Cash Equivalents	$1,485	$1,956
Trade Receivables, Net	1,590	1,556
Inventory, Net	2,649	2,851
Other Current Assets(1)	1,326	1,420

Total Current Assets	$7,050	$7,783

Short-Term Debt	$241	$79
Accounts Payable	752	676
Accrued Liabilities(2)	2,563	2,972

Total Current Liabilities	$3,556	$3,727

Working Capital(3)	$3,494	$4,056
Current Ratio(3)	1.98:1	2.09:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

(2)

Includes income taxes payable, accrued compensation and benefits, accrued marketing programs, deferred revenues, grower production accruals, dividends payable, customer payable, restructuring reserves and miscellaneous short-term accruals.

(3)	Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.

Working capital decreased $562 million between Aug. 31, 2010, and Aug. 31, 2009, primarily because of the following factors:

•	Cash and cash equivalents decreased $471 million. For a more detailed discussion of the factors affecting the cash flow comparison, see the “Cash Flow” section in this section of MD&A.

•	Inventory decreased $202 million, primarily because of lower corn production in fiscal year 2010, higher obsolescence reserves and lower cost of production for Agricultural Productivity inventory.

•	Short-term debt increased $162 million related to our purchase of the Chesterfield Village Research Center in April 2010.

These decreases to working capital between Aug. 31, 2010, and Aug. 31, 2009, were partially offset by the following factor:

•	Customer payable decreased $224 million because fewer customers overpaid in 2010 compared to the prior year.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

2010 compared with 2009: In 2010, our free cash flow was a source of cash of $564 million, compared with $1,523 million in 2009. Cash provided by operating activities decreased 38 percent, or $848 million, in 2010, primarily because of the decrease in net income of $1,001 million which was impacted by a number of noncash charges in 2010. Further, the change in accounts receivable of $542 million provided less cash from lower collections during the current year. In addition, increases in cash required by restructuring payments of $263 million in 2010 impacted operating activities. These decreases were partially offset by a change in cash provided by inventory of $855 million which occurred primarily because of a decline in inventory production. Another offset was a change in deferred revenue of $611 million due to the prepay program for Roundup in Brazil in August 2008 which was not repeated for the year ended Aug. 31, 2009.

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

2009 compared with 2008: In 2009, our free cash flow was a source of cash of $1,523 million, compared with $795 million in 2008. Cash provided by operating activities decreased 21 percent, or $591 million, in 2009, primarily because of the change in cash provided by deferred revenue of $1,192 million which occurred primarily because of the introduction of the prepay program for Roundup in Brazil in August 2008. This program did not reoccur in August 2009. These decreases were offset by higher earnings and a change in accounts receivable of $838 million due to higher collections and customer financing programs.

Cash required by investing activities was $723 million in 2009 compared with $2,042 million in 2008. This decrease is primarily attributable to cash used for acquisitions of $329 million in 2009 compared with $1,022 million in 2008. Further, we received proceeds of $300 million in 2009 related to the sale of the Dairy business. In addition, we used cash of $132 million in 2008 for the purchase of short-term equity securities compared with no purchases in 2009.

MONSANTO COMPANY	2010 FORM 10-K/A

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

Capital Resources and Liquidity

	As of Aug. 31,

	2010	2009
(Dollars in millions, except debt-to-capital ratio)	Restated	Restated

Short-Term Debt	$241	$79
Long-Term Debt	1,862	1,724
Total Monsanto Company Shareowners’ Equity	10,069	10,039
Debt-to-Capital Ratio	17%	15%

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

Contractual Obligations: We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments under contracts as of Aug. 31, 2010. See Note 25 — Commitments and Contingencies — for a further description of our contractual obligations.

	Payments Due by Fiscal Year Ending Aug. 31,

(Dollars in millions)	Total	2011	2012	2013	2014	2015	2016 and beyond

Total Debt, including Capital Lease Obligations	$2,103	$241	$624	$3	$3	$3	$1,229
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,433	107	107	71	71	71	1,006
Operating Lease Obligations	538	117	108	89	71	43	110
Purchase Obligations:
Uncompleted additions to property	103	103	—	—	—	—	—
Commitments to purchase inventories	1,837	881	229	201	187	183	156
Commitments to purchase breeding research	129	45	45	3	3	3	30
R&D alliances and joint venture obligations	164	71	37	19	12	8	17
Other purchase obligations	9	4	4	1	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	127	71	—	—	—	—	56
Unrecognized tax benefits(3)	292	6
Other liabilities	186	26	18	21	15	7	99

Total Contractual Obligations	$6,921	$1,672	$1,172	$408	$362	$318	$2,703

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2010.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

Agricultural Productivity

Our Agricultural Productivity gross profit peaked in 2008, declined slightly in 2009 and declined significantly in 2010. The structural changes that have occurred in the global glyphosate market, including oversupply and overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s agricultural productivity business to strategically support Monsanto’s Roundup Ready crops.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

Marketing Programs (Customer Incentive Programs): Accrued marketing program costs are recorded in accordance with the Revenue Recognition topic of the ASC, based upon specific performance criteria met by our customers, such as purchase volumes, promptness of payment, and market share increases. We introduced marketing programs that provide certain

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Annual Report on Form 10-K/A have been updated to reflect the change. The ASC does not change GAAP and did not impact our consolidated financial statements.

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report

Monsanto Company’s management is responsible for the fair presentation and consistency, in accordance with accounting principles generally accepted in the United States of America, of all the financial information included in this Form 10-K/A. Where necessary, the information reflects management’s best estimates and judgments.

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

/s/ Hugh Grant

Hugh Grant

Chairman, President and Chief Executive Officer

/s/ Pierre Courduroux

Pierre Courduroux

Senior Vice President and Chief Financial Officer

Oct. 27, 2010 (Nov. 14, 2011 as to the effect of the restatement discussed in Note 31)

MONSANTO COMPANY	2010 FORM 10-K/A

Management’s Annual Report on Internal Control over Financial Reporting

Management of Monsanto Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation identified the below material weakness in the company’s internal control over financial reporting which is further discussed in Item 9A of this Annual Report.

The controls over the timing of the recording of customer incentives were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. The controls that had been in place focused primarily on the review of contracts, including incentive programs with customers, the appropriate accounting for such programs and approval of payments to customers. The controls were not effective in recording incentives in the appropriate period based on communications between the sales organization and the customer.

Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was not effective as of Aug. 31, 2010.

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

/s/ Hugh Grant

Hugh Grant

Chairman, President and Chief Executive Officer

/s/ Pierre Courduroux

Pierre Courduroux

Senior Vice President and Chief Financial Officer

Oct. 27, 2010 (Nov. 14, 2011 as to the effect of the restatement discussed in Note 31)

MONSANTO COMPANY	2010 FORM 10-K/A

Report of Independent Registered Public Accounting Firm

To the Shareowners of Monsanto Company:

We have audited the internal control over financial reporting of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting (as revised), the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated October 27, 2010, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the Company’s previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The controls over the timing of the recording of customer incentives were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. The controls that had been in place focused primarily on the review of contracts, including incentive programs, with customers, the appropriate accounting for such programs and approval of payments to customers. The controls were not effective in recording incentives in the appropriate period based on communications between the sales organization and the customer. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended August 31, 2010 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

MONSANTO COMPANY	2010 FORM 10-K/A

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated financial position as of August 31, 2010 and the related statements of consolidated operations, cash flows, and shareowners’ equity and comprehensive income for the year ended August 31, 2010, of the Company and our report dated October 27, 2010 (April 8, 2011 as to the change in operating segments discussed in Note 26), (November 14, 2011 as to the effect of the restatement discussed in Note 31) expressed an unqualified opinion and includes explanatory paragraphs regarding (1) the Company’s retrospective adoption of new accounting guidance related to noncontrolling interest and the computation of earnings per share, (2) the Company’s prospective adoption of new accounting guidance related to fair value measures and disclosures and income taxes effective September 1, 2008 and September 1, 2007, respectively, and (3) the restatement of the Company’s consolidated statements of financial position as of August 31, 2010 and 2009 and the consolidated statements of operations, cash flows, shareowners’ equity and comprehensive income for the years ended August 31, 2010 and 2009.

St. Louis, Missouri

October 27, 2010 (November 14, 2011 as to the effect of the material weakness described in Management’s Report on Internal Controls over Financial Reporting (as revised))

MONSANTO COMPANY	2010 FORM 10-K/A

Report of Independent Registered Public Accounting Firm

To the Shareowners of Monsanto Company:

We have audited the accompanying statements of consolidated financial position of Monsanto Company and subsidiaries (the “Company”) as of August 31, 2010 (restated) and 2009 (restated), and the related statements of consolidated operations, cash flows and shareowners’ equity and comprehensive income for the years ended August 31, 2010 (restated), August 31, 2009 (restated), and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 31, the accompanying consolidated financial statements as of August 31, 2010 and 2009, and for the years ended August 31, 2010 and 2009 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2010 (November 14, 2011 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

St. Louis, Missouri

October 27, 2010, (April 8, 2011 as to the change in operating segments discussed in Note 26), (November 14, 2011 as to the effect of the restatement discussed in Note 31)

MONSANTO COMPANY	2010 FORM 10-K/A

Statements of Consolidated Operations

	Year Ended Aug. 31,
(Dollars in millions, except per share amounts)	2010 Restated(1)	2009 Restated(1)	2008

Net Sales	$10,483	$11,685	$11,365
Cost of goods sold	5,416	4,965	5,188

Gross Profit	5,067	6,720	6,177
Operating Expenses:
Selling, general and administrative expenses	2,049	2,037	2,312
Research and development expenses	1,205	1,098	980
Acquired in-process research and development	—	163	164
Restructuring charges, net	210	361	—

Total Operating Expenses	3,464	3,659	3,456
Income from Operations	1,603	3,061	2,721
Interest expense	162	129	110
Interest income	(56)	(71)	(132)
Solutia-related income, net	—	—	(187)
Other expense, net	7	85	4

Income from Continuing Operations Before Income Taxes	1,490	2,918	2,926
Income tax provision	379	813	899

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,111	2,105	2,027

Discontinued Operations:
Income from operations of discontinued businesses	4	19	20
Income tax provision	—	8	3

Income on Discontinued Operations	4	11	17

Net Income	1,115	2,116	2,044

Less: Net income attributable to noncontrolling interest	19	24	20

Net Income Attributable to Monsanto Company	$1,096	$2,092	$2,024

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,092	$2,081	$2,007
Income on discontinued operations	4	11	17

Net Income Attributable to Monsanto Company	$1,096	$2,092	$2,024

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.01	$3.80	$3.66
Income on discontinued operations	0.01	0.02	0.03

Net Income Attributable to Monsanto Company	$2.02	$3.82	$3.69

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.99	$3.75	$3.59
Income on discontinued operations	—	0.02	0.03

Net Income Attributable to Monsanto Company	$1.99	$3.77	$3.62

Weighted Average Shares Outstanding:
Basic	543.7	547.1	548.9
Diluted	550.8	555.6	559.7

(1)	See Note 31 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K/A

Statements of Consolidated Financial Position

	As of Aug. 31,
(Dollars in millions, except share amounts)	2010 Restated(1)	2009 Restated(1)

Assets
Current Assets:
Cash and cash equivalents	$1,485	$1,956
Trade receivables, net	1,590	1,556
Miscellaneous receivables	717	619
Deferred tax assets	529	680
Inventory, net	2,649	2,851
Other current assets	80	121

Total Current Assets	7,050	7,783
Total property, plant and equipment	8,068	7,158
Less accumulated depreciation	3,841	3,549

Property, Plant and Equipment, Net	4,227	3,609
Goodwill	3,204	3,218
Other Intangible Assets, Net	1,263	1,371
Noncurrent Deferred Tax Assets	1,014	756
Long-Term Receivables, Net	513	557
Other Assets	581	537

Total Assets	$17,852	$17,831

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$241	$79
Accounts payable	752	676
Income taxes payable	66	47
Accrued compensation and benefits	179	263
Accrued marketing programs	887	943
Deferred revenues	219	219
Grower production accruals	97	97
Dividends payable	151	145
Customer payable	83	307
Restructuring reserves	197	286
Miscellaneous short-term accruals	684	665

Total Current Liabilities	3,556	3,727
Long-Term Debt	1,862	1,724
Postretirement Liabilities	920	793
Long-Term Deferred Revenue	395	488
Noncurrent Deferred Tax Liabilities	137	153
Long-Term Portion of Environmental and Litigation Liabilities	188	197
Other Liabilities	681	641
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 588,439,202 and 585,557,964 shares, respectively
Outstanding 540,376,499 and 545,407,427 shares, respectively	6	6
Treasury stock 48,062,703 and 40,150,537 shares, respectively, at cost	(2,110)	(1,577)
Additional contributed capital	9,896	9,695
Retained earnings	3,178	2,665
Accumulated other comprehensive loss	(897)	(744)
Reserve for ESOP debt retirement	(4)	(6)

Total Monsanto Company Shareowners’ Equity	10,069	10,039

Noncontrolling Interest	44	69

Total Shareowners’ Equity	10,113	10,108

Total Liabilities and Shareowners’ Equity	$17,852	$17,831

(1)	See Note 31 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K/A

Statements of Consolidated Cash Flows

	Year Ended Aug. 31,
	2010	2009	2008
(Dollars in millions)	Restated(1)	Restated(1)

Operating Activities:
Net Income	$1,115	$2,116	$2,044
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	602	548	573
Bad-debt expense	58	49	57
Receipt of securities from Solutia settlement	—	—	(38)
Stock-based compensation expense	102	116	90
Excess tax benefits from stock-based compensation	(43)	(35)	(198)
Deferred income taxes	22	235	47
Restructuring charges, net	210	361	—
Equity affiliate income, net	(29)	(15)	(2)
Acquired in-process research and development	—	163	164
Net gain on sales of a business or other assets	(3)	(66)	—
Other items	49	(25)	25
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(22)	520	(318)
Inventory, net	221	(634)	(691)
Deferred revenues	(89)	(700)	492
Accounts payable and other accrued liabilities	(395)	(302)	889
Restructuring cash payments	(263)	—	—
Pension contributions	(134)	(187)	(120)
Net investment hedge settlement	(4)	35	(124)
Other items	1	67	(53)

Net Cash Provided by Operating Activities	1,398	2,246	2,837

Cash Flows Required by Investing Activities:
Purchases of short-term investments	—	—	(132)
Maturities of short-term investments	—	132	59
Capital expenditures	(755)	(916)	(918)
Acquisition of businesses, net of cash acquired	(57)	(329)	(1,022)
Purchases of long-term debt and equity securities	(39)	(7)	(78)
Technology and other investments	(33)	(72)	(41)
Proceeds from divestiture of a business	—	300	—
Other investments and property disposal proceeds	50	169	90

Net Cash Required by Investing Activities	(834)	(723)	(2,042)

Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	48	(142)	92
Short-term debt proceeds	75	75	—
Short-term debt reductions	(101)	(45)	(10)
Long-term debt proceeds	—	—	546
Long-term debt reductions	(4)	(71)	(254)
Payments on other financing	(1)	(6)	(3)
Debt issuance costs	—	—	(5)
Treasury stock purchases	(532)	(398)	(361)
Stock option exercises	56	39	114
Excess tax benefits from stock-based compensation	43	35	198
Dividend payments	(577)	(552)	(419)
Dividend payments to noncontrolling interests	(45)	(10)	(23)

Net Cash Required by Financing Activities	(1,038)	(1,075)	(125)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	(105)	77

Net (Decrease) Increase in Cash and Cash Equivalents	(471)	343	747
Cash and Cash Equivalents at Beginning of Period	1,956	1,613	866

Cash and Cash Equivalents at End of Period	$1,485	$1,956	$1,613

(1)	See Note 31 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

See Note 24 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K/A

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners

(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(2)	Reserve for ESOP Debt	Non- Controlling Interest	Total

Balance as of Sept. 1, 2007	$6	$(814)	$9,106	$(405)	$(377)	$(13)	$55	$7,558
Net income	—	—	—	2,024	—	—	20	2,044
Foreign currency translation	—	—	—	—	346	—	(1)	345
Postretirement benefit plan activity, net of tax of $(44)	—	—	—	—	(99)	—	—	(99)
Unrealized net losses on investment holdings, net of tax of $(4)	—	—	—	—	(5)	—	—	(5)
Unrealized net derivative gains, net of tax of $31	—	—	—	—	53	—	—	53
Realized net derivative losses, net of tax of $(3)	—	—	—	—	4	—	—	4

Comprehensive income for 2008							19	2,342
Treasury stock purchases	—	(363)	—	—	—	—	—	(363)
Restricted stock withholding	—	—	(11)	—	—	—	—	(11)
Issuance of shares under employee stock plans	—	—	114	—	—	—	—	114
Excess tax benefits from stock-based compensation	—	—	198	—	—	—	—	198
Stock-based compensation expense	—	—	88	—	—	—	—	88
Cash dividends of $0.83 per common share	—	—	—	(456)	—	—	—	(456)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(23)	(23)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	3	—	3
Adjustment related to changes to the income tax topic of the ASC	—	—	—	(25)	—	—	—	(25)
Purchase of noncontrolling interest	—	—	—	—	—	—	(14)	(14)

Balance as of Aug. 31, 2008	$6	$(1,177)	$9,495	$1,138	$(78)	$(10)	$37	$9,411
Net income Restated(1)	—	—	—	2,092	—	—	24	2,116
Foreign currency translation	—	—	—	—	(333)	—	(5)	(338)
Postretirement benefit plan activity, net of tax of $(119)	—	—	—	—	(189)	—	—	(189)
Unrealized net derivative losses, net of tax of $(70)	—	—	—	—	(81)	—	—	(81)
Realized net derivative gains, net of tax of $(25)	—	—	—	—	(63)	—	—	(63)

Comprehensive income for 2009 Restated(1)							19	1,445
Treasury stock purchases	—	(400)	—	—	—	—	—	(400)
Restricted stock withholding	—	—	(7)	—	—	—	—	(7)
Issuance of shares under employee stock plans	—	—	39	—	—	—	—	39
Excess tax benefits from stock-based compensation	—	—	35	—	—	—	—	35
Stock-based compensation expense	—	—	133	—	—	—	—	133
Cash dividends of $1.04 per common share	—	—	—	(565)	—	—	—	(565)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	4	—	4
Donation of noncontrolling interest	—	—	—	—	—	—	28	28
Purchase of noncontrolling interest	—	—	—	—	—	—	(5)	(5)

Balance as of Aug. 31, 2009 Restated(1)	$6	$(1,577)	$9,695	$2,665	$(744)	$(6)	$69	$10,108

(1)	See Note 31 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements.

(2)	See Note 22 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K/A

Statements of Consolidated Shareowners’ Equity and Comprehensive Income (continued)

	Monsanto Shareowners

(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(2)	Reserve for ESOP Debt	Non- Controlling Interest	Total

Balance as of Aug. 31, 2009 Restated(1)	$6	$(1,577)	$9,695	$2,665	$(744)	$(6)	$69	$10,108
Net income Restated(1)	—	—	—	1,096	—	—	19	1,115
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010 Restated(1)							18	961
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010 Restated(1)	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113

(1)	See Note 31 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements.

(2)	See Note 22 — Accumulated Other Comprehensive Loss — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Marketing (Customer Incentive Programs) and Advertising Costs

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In June 2009, the FASB issued its ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative U.S. generally accepted accounting principles (GAAP) (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The ASC is topically based with topics organized by ASC number and updated with Accounting Standards Updates (ASUs). ASUs replace accounting guidance that historically was issued as FASB Statements of Financial Accounting Standards (SFAS), FASB Interpretations (FIN), FASB Staff Positions (FSP), Emerging Issues Task Force (EITF) Issues or other types of accounting standards. The ASC became effective Nov. 30, 2009, for Monsanto and disclosures within this Annual Report on Form 10-K/A have been updated to reflect the change. The ASC does not change GAAP and did not impact the company’s consolidated financial statements.

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(Dollars in millions)	Aggregate Acquisitions

Current Assets	$51
Property, Plant and Equipment	25
Goodwill	20
Other Intangible Assets	28

Total Assets Acquired	124

Current Liabilities	38
Other Liabilities	7

Total Liabilities Assumed	45

Net Assets Acquired	$79

Supplemental Information:
Net assets acquired	$79
Cash acquired	3

Cash paid, net of cash acquired	$76

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

The following table presents details of the acquired identifiable intangible assets:

(Dollars in millions)	Weighted- Average Life (Years)	Useful Life (Years)	Aggregate Acquisitions

Acquired Germplasm	5	5	$ 3
Trademarks	8	8	5
Customer Relationships	10	10	8
Other	1	1-5	12

Other Intangible Assets			$28

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

All fiscal year 2009 acquisitions described above were included within Seeds and Genomics segment from their respective dates of acquisition. The purchase price allocations are summarized in the following table:

(Dollars in millions)	Aggregate Acquisitions

Current Assets	$2
Property, Plant and Equipment	6
Goodwill	131
Other Intangible Assets	33
Acquired In-process Research and Development	163
Other Assets	—

Total Assets Acquired	335

Current Liabilities	10
Other Liabilities	2

Total Liabilities Assumed	12

Net Assets Acquired	$323

Supplemental Information:
Net assets acquired	$323
Cash acquired	—

Cash paid, net of cash acquired	$323

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

All fiscal year 2008 acquisitions described above were included within the Seeds and Genomics segment from their respective dates of acquisition. The purchase price allocations are summarized in the following table:

(Dollars in millions)	De Ruiter	All Other Acquisitions	Aggregate Acquisitions

Current Assets	$ 161	$105	$ 266
Property, Plant and Equipment	102	41	143
Goodwill	288	190	478
Other Intangible Assets	303	70	373
Acquired In-process Research and Development	161	2	163
Other Assets	13	11	24

Total Assets Acquired	1,028	419	1,447

Current Liabilities	89	71	160
Other Liabilities	153	83	236

Total Liabilities Assumed	242	154	396

Net Assets Acquired	$ 786	$265	$1,051

Supplemental Information:
Net assets acquired	$ 786	$265	$1,051
Cash acquired	28	21	49

Cash paid, net of cash acquired	$ 758	$244	$1,002

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Year Ended Aug. 31,

(Dollars in millions)	2010	2009

Costs of Goods Sold(1)	$(114)	$ (45)
Restructuring Charges, Net(1)(2)	(210)	(361)

Loss from Continuing Operations Before Income Taxes	(324)	(406)
Income Tax Benefit	100	116

Net Loss	$(224)	$(290)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table displays the pretax charges of $324 million and $406 million incurred by segment under the 2009 Restructuring Plan for the fiscal years ended 2010 and 2009, respectively, as well as the cumulative pretax charges of $730 million under the 2009 Restructuring Plan.

	Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009

	Seeds and	Agricultural		Seeds and	Agricultural
(Dollars in millions)	Genomics	Productivity	Total	Genomics	Productivity	Total

Work Force Reductions	$ 85	$47	$132	$175	$ 63	$238
Facility Closures / Exit Costs	46	31	77	3	47	50
Asset Impairments
Property, plant and equipment	8	1	9	31	4	35
Inventory	93	13	106	24	—	24
Other intangible assets	—	—	—	59	—	59

Total Restructuring Charges, Net	$232	$92	$324	$292	$114	$406

				Cumulative Amount through Aug. 31, 2010

				Seeds and	Agricultural
(Dollars in millions)				Genomics	Productivity	Total

Work Force Reductions				$260	$110	$370
Facility Closures / Exit Costs				49	78	127
Asset Impairments
Property, plant and equipment				39	5	44
Inventory				117	13	130
Other intangible assets				59	—	59

Total Restructuring Charges, Net				$524	$206	$730

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the activities related to the company’s 2009 Restructuring Plan. See Note 4 — Business Combinations — for restructuring reserves related to acquisitions.

(Dollars in millions)	Work Force Reductions	Facility Closures / Exit Costs	Asset Impairments	Total

Restructuring charges recognized in fourth quarter 2009	$238	$50	$118	$406
Cash payments	(7)	—	—	(7)
Asset impairments and write-offs	—	—	(118)	(118)
Acceleration of stock-based compensation expense in additional contributed capital	(15)	—	—	(15)

Ending Liability as of Aug. 31, 2009	$216	$50	$—	$266
Restructuring charges recognized in fiscal year 2010	132	77	115	324
Cash payments	(180)	(83)	—	(263)
Asset impairments and write-offs	—	—	(115)	(115)
Acceleration of stock-based compensation expense in additional contributed capital	(4)	—	—	(4)
Foreign currency impact	(11)	—	—	(11)

Ending Liability as of Aug. 31, 2010	$153	$44	$—	$197

NOTE 6. RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for fiscal years 2008, 2009 and 2010.

(Dollars in millions)

Balance Sept. 1, 2007	$217
Additions — charged to expense	42
Other(1)	(41)

Balance Aug. 31, 2008	$218
Additions — charged to expense	23
Other(1)	(79)

Balance Aug. 31, 2009	$162

Additions — charged to expense	51
Other(1)	(70)

Balance Aug. 31, 2010	$143

(1)	Includes reclassifications to long-term, write-offs, and foreign currency translation adjustments.

The following table displays a roll forward of the allowance for doubtful long-term receivables for fiscal years 2008, 2009 and 2010.

(Dollars in millions)

Balance Sept. 1, 2007	$131
Additions — charged to expense	15
Other(1)	33

Balance Aug. 31, 2008	$179
Additions — charged to expense	26
Other(1)	(33)

Balance Aug. 31, 2009	$172
Additions — charged to expense	7
Other(1)	47

Balance Aug. 31, 2010	$226

(1)	Includes reclassifications from current, write-offs, and foreign currency translation adjustments.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. INVENTORY

Components of inventory are:

	As of Aug. 31,

	2010	2009
(Dollars in millions)	Restated	Restated

Finished Goods	$1,135	$1,362
Goods In Process	1,299	1,298
Raw Materials and Supplies	326	376

Inventory at FIFO Cost	2,760	3,036
Excess of FIFO over LIFO Cost	(111)	(185)

Total	$2,649	$2,851

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Aug. 31, 2010			As of Aug. 31, 2009

(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Acquired Germplasm	$1,161	$ (640)	$ 521	$1,172	$ (604)	$ 568
Acquired Intellectual Property	866	(649)	217	829	(589)	240
Trademarks	344	(94)	250	345	(81)	264
Customer Relationships	317	(113)	204	317	(88)	229
Other	121	(50)	71	110	(40)	70

Total	$2,809	$(1,546)	$1,263	$2,773	$(1,402)	$1,371

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In third quarter 2008, Monsanto and Syngenta entered into a Genuity Roundup Ready 2 Yield Soybean License Agreement. The agreement grants Syngenta access to Monsanto’s Genuity Roundup Ready 2 Yield Soybean technology in consideration of royalty payments from Syngenta, based on sales. Under this agreement Syngenta will fulfill the contractual sales volumes over a nine-year period. The minimum obligation from Syngenta over this period is $81 million. As of Aug. 31, 2010, and Aug. 31, 2009, the remaining receivable balance is $73 million and $70 million, respectively, related to the net present value of expected payments under this agreement. The majority of this balance is included in long-term receivables in the Statements of Consolidated Financial Position and the current portion is included in trade receivables. The interest portion of this receivable is reported in interest income in the Statements of Consolidated Operations and is $3 million for the fiscal year ended Aug. 31, 2010, and Aug. 31, 2009, respectively. As of Aug. 31, 2010, and Aug. 31, 2009, the remaining deferred revenue balance of $67 million and $70 million, respectively. The majority of this balance is included in long-term deferred revenue, and the current portion is included in deferred revenue in the Statements of Consolidated Financial Position.

NOTE 13. INCOME TAXES

The components of income from continuing operations before income taxes were:

	Year Ended Aug. 31,
	2010	2009	2008
(Dollars in millions)	Restated	Restated

United States	$1,230	$2,137	$1,419
Outside United States	260	781	1,507

Total	$1,490	$2,918	$2,926

The components of income tax provision from continuing operations were:

	Year Ended Aug. 31,
	2010	2009	2008
(Dollars in millions)	Restated	Restated

Current:
U.S. federal	$258	$531	$527
U.S. state	5	8	57
Outside United States	122	170	343

Total Current	$385	$709	$927

Deferred:
U.S. federal	42	101	(51)
U.S. state	34	32	25
Outside United States	(82)	(29)	(2)

Total Deferred	(6)	104	(28)

Total	$379	$813	$899

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Factors causing Monsanto’s income tax provision from continuing operations to differ from the U.S. federal statutory rate were:

	Year Ended Aug. 31,
	2010	2009	2008
(Dollars in millions)	Restated	Restated

U.S. Federal Statutory Rate	$ 522	$1,021	$1,024
U.S. R&D Tax Credit	(10)	(33)	(5)
U.S. Domestic Manufacturing Deduction	(22)	(45)	(13)
Lower Ex-U.S. Rates	(130)	(122)	(201)
State Income Taxes	33	58	49
Valuation Allowances	10	4	(41)
Acquired IPR&D	—	—	57
Adjustment for Unrecognized Tax Benefits	3	(16)	40
Other	(27)	(54)	(11)

Income Tax Provision	$ 379	$ 813	$ 899

Deferred income tax balances are related to:

		As of Aug. 31,
		2010	2009
(Dollars in millions)		Restated	Restated

Net Operating Loss and Other Carryforwards		$ 865	$ 695
Employee Fringe Benefits		504	424
Intangibles		195	187
Restructuring and Impairment Reserves		168	187
Inventories		149	168
Environmental and Litigation Reserves		97	89
Allowance for Doubtful Accounts		56	73
Other		284	345
Valuation Allowance		(57)	(38)

Total Deferred Tax Assets		$2,261	$2,130

Intangibles		$ 454	$ 459
Property, Plant and Equipment		409	375
Other		45	39

Total Deferred Tax Liabilities		908	873

Net Deferred Tax Assets		$1,353	$1,257

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in millions)

Balance Sept. 1, 2008	$434
Increases for prior year tax positions	23
Decreases for prior year tax positions	(27)
Increases for current year tax positions	59
Settlements	(117)
Lapse of statute of limitations	(4)
Foreign currency translation	(10)

Balance Aug. 31, 2009	$358
Increases for prior year tax positions	42
Decreases for prior year tax positions	(102)
Increases for current year tax positions	55
Settlements	(6)
Lapse of statute of limitations	(9)
Foreign currency translation	3

Balance Aug. 31, 2010	$341

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 14. DEBT AND OTHER CREDIT ARRANGEMENTS

Monsanto has a $2 billion credit facility agreement with a group of banks that provides a five-year senior unsecured revolving credit facility through February 2012. This facility was initiated to be used for general corporate purposes, which may include working capital requirements, acquisitions, capital expenditures, refinancing, and support of commercial paper borrowings. The agreement also provides for European euro-denominated loans, letters of credit, and swingline borrowings, and allows certain designated subsidiaries to borrow with a company guarantee. Covenants under this credit facility restrict maximum borrowings. There are no compensating balances, but the facility is subject to various fees, which are based on the company’s credit ratings. As of Aug. 31, 2010 and Aug. 31, 2009, Monsanto was in compliance with all financial debt covenants, and there were no outstanding borrowings under this credit facility.

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Term Debt

	As of Aug. 31,

(Dollars in millions)	2010	2009

7 3/8% Senior Notes, Due 2012(1)	$ 485	$ 485
5 1/2% Senior Notes, Due 2035(1)	395	394
5 1/8% Senior Notes, Due 2018(1)	299	299
5 1/2% Senior Notes, Due 2025(1)	274	271
5 7/8% Senior Notes, Due 2038(1)	247	246
Other (including Capital Leases)(2)	162	29

Total Long-Term Debt	$1,862	$1,724

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Fair Value Measurements at Aug. 31, 2010, Using

(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	5	—	—	5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

	Fair Value Measurements at Aug. 31, 2009, Using

(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance

Assets at Fair Value:
Cash equivalents	$1,548	$—	$—	$—	$1,548
Equity securities	25	—	—	—	25
Derivative assets related to:
Foreign currency	—	34	—	—	34
Interest rates	—	14	—	—	14
Commodities	2	—	—	(2)	—

Total Assets at Fair Value	$1,575	$48	$—	$(2)	$1,621

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	37	—	—	37
Commodities	93	31	—	(93)	31

Total Liabilities at Fair Value	$93	$68	$—	$(93)	$68

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in fair value of the Level 3 asset for the year ended Aug. 31, 2010.

(Dollars in millions)

Balance Sept. 1, 2009	$—
Purchases, sales, issuances, settlements and payments received	15
Unrealized loss on investments included in accumulated other comprehensive loss	(5)

Balance Aug. 31, 2010	$10

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain of Monsanto’s grower contracts that include minimum guaranteed payment provisions are considered derivatives under the Derivatives and Hedging Topic of the ASC. These contracts do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

Financial instruments are neither held nor issued by the company for trading purposes.

The notional amounts of the company’s derivative instruments outstanding as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	As of Aug. 31,

(Dollars in millions)	2010	2009

Derivatives Designated as Hedges:
Foreign exchange contracts	$383	$718
Commodity contracts	387	716
Interest rate contracts	775	250

Total Derivatives Designated as Hedges	$1,545	$1,684

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$862	$1,391
Commodity contracts	123	1
Grower contracts	34	42

Total Derivatives Not Designated as Hedges	$1,019	$1,434

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the company’s derivative instruments outstanding as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	Balance Sheet Location	Fair Value

		As of Aug. 31,

(Dollars in millions)		2010	2009

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$23	$ 14
Foreign exchange contracts	Other assets	—	13
Commodity contracts	Other current assets(1)	12	1
Commodity contracts	Other assets(1)	4	1
Interest rate contracts	Other assets	—	14

Total derivatives designated as hedges		39	43

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	3	7
Commodity contracts	Trade receivables, net	5	—

Total derivatives not designated as hedges		8	7

Total Asset Derivatives		$47	$ 50

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$—	$ 10
Commodity contracts	Other current assets(1)	—	85
Commodity contracts	Other assets(1)	—	7
Commodity contracts	Miscellaneous short-term accruals	14	19
Commodity contracts	Other liabilities	8	12
Interest rate contracts	Miscellaneous short-term accruals	11	—
Interest rate contracts	Other liabilities	28	—

Total derivatives designated as hedges		61	133

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	5	27
Commodity contracts	Trade receivables, net	4	—
Commodity contracts	Other current assets	—	1
Commodity contracts	Miscellaneous short-term accruals	9	—

Total derivatives not designated as hedges		18	28

Total Liability Derivatives		$79	$161

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCL(1) (Effective Portion)			Amount of Gain (Loss) Recognized in Income(2)(3)

	Year Ended Aug. 31,			Year Ended Aug. 31,

(Dollars in millions)	2010	2009	2008	2010	2009	2008	Income Statement Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)				$6	$(9)	$(17)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(12)	$34	$2	(5)	35	(15)	Net sales
Foreign exchange contracts	19	40	(4)	18	32	(18)	Cost of goods sold
Commodity contracts	43	(243)	133	(94)	23	39	Cost of goods sold
Interest rate contracts	(53)	14	(47)	(6)	(6)	(4)	Interest expense
Net investment hedges:
Foreign exchange contracts	(3)	21	(127)	—	—	—	N/A(5)

Total Derivatives Designated as Hedges	(6)	(134)	(43)	(81)	75	(15)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)				(46)	(140)	71	Other expense, net
Commodity contracts				(10)	—	—	Net sales
Commodity contracts				(1)	14	(1)	Cost of goods sold
Commodity contracts				(2)	—	—	Other expense, net

Total Derivatives Not Designated as Hedges				(59)	(126)	70

Total Derivatives	$(6)	$(134)	$(43)	$(140)	$(51)	$55

(1)	Accumulated other comprehensive loss (AOCL).

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

Components of Net Periodic Benefit Cost

Total pension cost for Monsanto employees included in the Statements of Consolidated Operations was $85 million, $80 million and $68 million in fiscal years 2010, 2009, and 2008, respectively. The information that follows relates to all of the pension plans in which Monsanto employees participated. The components of pension cost for these plans were:

	Year Ended Aug. 31, 2010			Year Ended Aug. 31, 2009			Year Ended Aug. 31, 2008

(Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Year	$49	$6	$55	$45	$7	$52	$39	$6	$ 45
Interest Cost on Benefit Obligation	91	14	105	100	15	115	94	15	109
Assumed Return on Plan Assets	(118)	(15)	(133)	(109)	(17)	(126)	(108)	(18)	(126)
Amortization of Unrecognized Net Loss	52	4	56	35	3	38	37	3	40
Curtailment and Settlement Charge (Gain)	3	(1)	2	—	1	1	—	—	—

Total Net Periodic Benefit Cost	$77	$8	$85	$71	$9	$80	$62	$6	$ 68

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2010, were:

(Dollars in millions)	U.S.	Outside the U.S.	Total

Current Year Actuarial Loss	$198	$ 29	$227
Recognition of Actuarial (Loss)	(52)	(10)	(62)
Current Year Prior Service (Credit) Cost	(3)	1	(2)
Recognition of Prior Service Credit (Cost)	(2)	2	—
Effect of Foreign Currency Translation Adjustments	—	(8)	(8)

Total Recognized in Accumulated Other Comprehensive Loss	$141	$ 14	$155

The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the principal plans in which Monsanto employees participated:

	Year Ended Aug. 31, 2010		Year Ended Aug. 31, 2009		Year Ended Aug. 31, 2008
	U.S.	Outside the U.S.	U.S.	Outside the U.S.	U.S.	Outside the U.S.

Discount Rate	5.30%	5.54%	6.50%	5.84%	6.05%	5.48%
Assumed Long-Term Rate of Return on Assets	7.75%	6.63%	8.00%	7.09%	8.25%	7.05%
Annual Rates of Salary Increase (for plans that base benefits on final compensation level)	2.45%	4.04%	4.25%	4.14%	4.30%	3.28%

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Obligations and Funded Status

Monsanto uses a measurement date of August 31 for its pension plans. The funded status of the pension plans as of Aug. 31, 2010, and Aug. 31, 2009, was as follows:

	U.S.		Outside the U.S.		Total

	Year Ended Aug. 31,		Year Ended Aug. 31,		Year Ended Aug. 31,

(Dollars in millions)	2010	2009	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,744	$1,569	$307	$309	$2,051	$1,878
Service cost	49	45	6	7	55	52
Interest cost	91	100	14	15	105	115
Plan participants’ contributions	—	—	1	1	1	1
Plan amendments	(3)	—	1	—	(2)	—
Actuarial loss	210	145	32	6	242	151
Benefits paid	(138)	(115)	(23)	(16)	(161)	(131)
Special termination benefits	—	—	1	—	1	—
Settlements / curtailments	(3)	—	(6)	(2)	(9)	(2)
Currency loss	—	—	(26)	(13)	(26)	(13)
Other	—	—	12	—	12	—

Benefit Obligation at End of Period	$1,950	$1,744	$319	$307	$2,269	$2,051

Change in Plan Assets:
Fair value of plan assets at beginning of period	$1,281	$1,319	$235	$241	$1,516	$1,560
Actual (loss) gain on plan assets	126	(99)	25	4	151	(95)
Employer contribution(1)	114	176	19	11	133	187
Plan participants’ contributions	—	—	1	2	1	2
Benefits paid(1)	(138)	(115)	(23)	(16)	(161)	(131)
Currency loss	—	—	(22)	(10)	(22)	(10)
Other	—	—	8	3	8	3

Plan Assets at End of Period	$1,383	$1,281	$243	$235	$1,626	$1,516

Net Amount Recognized	$ 567	$ 463	$ 76	$ 72	$ 643	$ 535

(1)	Employer contributions and benefits paid include $12 million and $7 million paid from employer assets for unfunded plans in fiscal years 2010 and 2009, respectively.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	U.S.		Outside the U.S.

	Year Ended Aug. 31,		Year Ended Aug. 31,

	2010	2009	2010	2009

Discount Rate	4.35%	5.30%	4.25%	5.54%
Rate of Compensation Increase	4.00%	2.45%	3.79%	4.04%

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

As of Aug. 31, 2010, and Aug. 31, 2009, amounts recognized in the Statements of Consolidated Financial Position were included in the following balance sheet accounts:

Net Amount Recognized

	U.S.		Outside the U.S.		Total

	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,

(Dollars in millions)	2010	2009	2010	2009	2010	2009

Miscellaneous Short-Term Accruals	$ 4	$ 4	$ 6	$ 8	$ 10	$ 12
Postretirement Liabilities	563	459	76	75	639	534
Other Assets	—	—	(6)	(11)	(6)	(11)

Net Liability Recognized	$567	$463	$76	$ 72	$643	$535

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	U.S.		Outside the U.S.		Total

	As of Aug. 31,		As of Aug. 31,		As of Aug. 31,

(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net Loss	$921	$775	$75	$64	$996	$839
Prior Service Cost (Credit)	1	6	1	(2)	2	4

Total	$922	$781	$76	$62	$998	$843

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $76 million and $1 million, respectively.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets

U.S. Plans: The asset allocations for Monsanto’s U.S. pension plans as of Aug. 31, 2010, and Aug. 31, 2009, and the target allocation range for fiscal year 2011, by asset category, follow. The fair value of assets for these plans was $1.4 billion and $1.3 billion as of Aug. 31, 2010, and Aug. 31, 2009, respectively.

	Target Allocation	Percentage of Plan Assets
		As of Aug. 31,

Asset Category	2011	2010	2009

Equity Securities	50—60%	58.7%	59.5%
Debt Securities	35—45%	33.4%	28.3%
Real Estate	2—8%	2.9%	3.3%
Other	0—3%	5.0%	8.9%

Total		100.0%	100.0%

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

	Target Allocation (1)	Percentage of Plan Assets
		As of Aug. 31,

Asset Category	2011	2010	2009

Equity Securities	37%	30.6%	32.9%
Debt Securities	57%	54.5%	59.6%
Other	6%	14.9%	7.5%

Total		100.0%	100.0%

(1)

Monsanto’s plans outside the United States have a wide range of target allocations, and therefore the 2011 target allocations shown above reflect a weighted-average calculation of the target allocations of each of the plans.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average expected long-term rate of return on the plans’ assets was 6.6 percent in fiscal year 2010 and 7.1 percent in fiscal years 2009 and 2008. Determination of the expected long-term rate of return for plans outside the United States is consistent with the U.S. methodology.

Fair Value Measurements

U.S. Plans: The fair values of our U.S. defined benefit pension plan investments as of Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2010 Using

(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Balance as of Aug. 31, 2010

Investments at Fair Value:
Cash and Cash Equivalents	$ 14	$ —	$ —	$ —	$ 14
Debt Securities:
U.S. government debt	—	159	—	—	159
U.S. agency debt	—	8	—	—	8
U.S. state and municipal debt	—	8	—	—	8
U.S. corporate debt	—	130	—	—	130
Foreign corporate debt	—	37	—	—	37
Other debt securities	—	15	—	—	15
Common and Preferred Stock:
Domestic small capitalization	50	—	—	—	50
Domestic large capitalization	223	—	—	—	223
International:
Developed markets	170	—	—	—	170
Emerging markets	34	1	—	—	35
Private Equity Investments	—	—	57	—	57
Partnership and Joint Venture Interests	—	—	36	—	36
Real Estate Investments	—	—	40	—	40
Interest in Pooled Funds:
Cash and cash equivalents funds	—	115	—	—	115
Common and preferred stock funds	—	168	—	—	168
Corporate debt funds	—	71	—	—	71
Mortgage-Backed securities funds	—	7	—	—	7
Interest in Pooled Collateral Fund Held Under
Securities Lending Agreement	—	168	—	—	168
Derivatives:
Equity index futures	5	—	—	(5)	—
Common and preferred stock sold short	—	(21)	—	21	—

Total Investments at Fair Value	$496	$866	$133	$16	$1,511

(1)	Futures derivative assets and common and preferred stock sold short have been offset by cash collateral held by the counterparty.

The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2010.

(Dollars in millions)

Balance Sept. 1, 2009	$121
Purchases, sales, issuances, settlements and payments received	(1)
Unrealized loss in investments	13

Balance Aug. 31, 2010	$133

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the investments at fair value to the plan assets as of Aug. 31, 2010.

(Dollars in millions)

Total Investments at Fair Value	$1,511
Liability to return collateral held under securities lending agreement	(168)
Non-interest bearing cash	1
Accrued income / expense	4
Other receivables and payables	35

Plan Assets at the End of the Period	$1,383

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

Plans Outside the United States: The fair values of our defined benefit pension plan investments outside of the United States as of Aug. 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Aug. 31, 2010 Using

(Dollars in millions)	Level 1	Level 2	Level 3	Balance as of Aug. 31, 2010

Cash and Cash Equivalents	$13	$ —	$ —	$ 13
Debt Securities Foreign Government Debt	—	13	—	13
Common and Preferred stock:
Domestic large capitalization	21	—	—	21
International	28	—	—	28
Insurance Backed Securities	1	—	11	12
Interest in Pooled Funds:
Common and preferred stock funds	—	96	—	96
Government debt funds	—	1	—	1
Corporate debt funds	—	57	—	57

Total Investments at Fair Value	$63	$167	$11	$241

The following table summarizes the changes in fair value of the Level 3 investments as of Aug. 31, 2010.

(Dollars in millions)

Balance Sept. 1, 2009	$6
Purchases, sales, issuances, settlements and payments received	5
Unrealized loss in investments	—

Balance Aug. 31, 2010	$11

The following table reconciles the investments at fair value to the plan asset as of Aug. 31, 2010.

(Dollars in millions)

Total Investments at Fair Value	$241
Non-interest bearing cash	1
Other receivables and payables	1

Plan Assets at the End of the Period	$243

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Expected Cash Flows

Information about the expected cash flows for the pension plans follows:

(Dollars in millions)	U.S.	Outside the U.S.

Employer Contributions 2011	$34	$11
Benefit Payments
2011	164	17
2012	151	17
2013	151	22
2014	153	20
2015	153	21
2016-2020	773	99

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information pertains to the postretirement benefit plans in which Monsanto employees and certain former employees of Pharmacia allocated to Monsanto participated, principally health care plans and life insurance plans. The cost components of these plans were:

	Year Ended Aug. 31,

(Dollars in millions)	2010	2009	2008

Service Cost for Benefits Earned During the Period	$ 9	$ 11	$12
Interest Cost on Benefit Obligation	12	17	17
Amortization of Prior Service Cost	(3)	—	—
Amortization of Actuarial Gain	(10)	—	—
Amortization of Unrecognized Net Gain	—	(14)	(3)
Settlement Charge	—	—	4

Total Net Periodic Benefit Cost	$ 8	$ 14	$30

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the year ended Aug. 31, 2010, were:

	Year Ended Aug. 31

(Dollars in millions)	2010	2009

Net Loss (Gain)	$21	$(17)
Amortization of Prior Service Cost	1	1
Amortization of Loss	11	13

Total Recognized in Accumulated Other Comprehensive Loss (Income)	$33	$ (3)

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

(Dollars in millions)	1 Percentage-Point Increase	1 Percentage-Point Decrease

Effect on Total of Service and Interest Cost	$1	$(1)

Effect on Postretirement Benefit Obligation	$1	$(1)

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto uses a measurement date of August 31 for its other postretirement benefit plans. The status of the postretirement health care, life insurance, and employee disability benefit plans in which Monsanto employees participated was as follows for the periods indicated:

	Year Ended Aug. 31,

(Dollars in millions)	2010	2009

Change in Benefit Obligation:
Benefit obligation at beginning of period	$248	$261
Service cost	9	11
Interest cost	12	17
Actuarial loss (gain)	21	(18)
Plan participant contributions	3	3
Plan amendments	(2)	—
Medicare Part D subsidy receipts	2	1
Benefits paid(1)	(29)	(27)

Benefit Obligation at End of Period	$264	$248

(1)	Benefits paid under the other postretirement benefit plans include $29 million and $27 million from employer assets in fiscal years 2010 and 2009, respectively.

Weighted-average assumptions used to determine benefit obligations as of Aug. 31, 2010, and Aug. 31, 2009, were as follows:

	Year Ended Aug. 31,

	2010	2009

Discount Rate Postretirement	4.10%	5.30%
Discount Rate Postemployment	2.30%	3.50%
Initial Trend Rate for Health Care Costs(1)	7.00%	6.00%
Ultimate Trend Rate for Health Care Costs	5.00%	5.00%

(1)	As of Aug. 31, 2010, this rate is assumed to decrease gradually to 5 percent for 2017 and remain at that level thereafter.

As of Aug. 31, 2010, and Aug. 31, 2009, amounts recognized in the Statements of Consolidated Financial Position were as follows:

	As of Aug. 31,

(Dollars in millions)	2010	2009

Miscellaneous Short-Term Accruals	$ 25	$ 26
Postretirement Liabilities	239	222

Asset allocation is not applicable to the company’s other postretirement benefit plans because these plans are unfunded.

The following table provides a summary of the pretax components of the amount recognized in accumulated other comprehensive loss:

	Year Ended Aug. 31,

(Dollars in millions)	2010	2009

Net (Loss) Gain	$(1)	$31
Prior Service Credit	4	5

Total	$ 3	$36

The estimated net gain or loss and prior service credit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1 million, respectively.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected Cash Flows

Information about the expected cash flows for the other postretirement benefit plans follows:

(Dollars in millions)	U.S.

Employer Contributions 2011	$ 26
Benefit Payments(1)
2011	26
2012	27
2013	27
2014	27
2015	27
2016-2020	115

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended Aug. 31,

(Dollars in millions)	2010	2009	2008

Cost of Goods Sold	$ (16)	$ (21)	$ (9)
Selling, General and Administrative Expenses	(61)	(72)	(63)
Research and Development Expenses	(24)	(23)	(18)
Restructuring Charges	(4)	(15)	—

Total Stock-Based Compensation Expense Included in Operating Expenses	(105)	(131)	(90)

Loss from Continuing Operations Before Income Taxes	(105)	(131)	(90)
Income Tax Benefit	36	45	32

Net Loss	$ (69)	$ (86)	$ (58)

Basic Loss per Share	$(0.13)	$(0.16)	$(0.11)
Diluted Loss per Share	$(0.13)	$(0.15)	$(0.10)

Net Cash Required by Operating Activities	$ (43)	$ (35)	$ (198)
Net Cash Provided by Financing Activities	$ 43	$ 35	$ 198

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A summary of the status of Monsanto’s stock options for the periods from Sept. 1, 2007, through Aug. 31, 2010, follows:

	Options	Outstanding Weighted-Average Exercise Price

Balance Outstanding Sept. 1, 2007	23,801,494	$23.27
Granted	2,500,920	87.96
Exercised	(6,190,876)	18.28
Forfeited	(201,162)	68.00

Balance Outstanding Aug. 31, 2008	19,910,376	32.49
Granted	2,852,030	88.96
Exercised	(1,821,983)	21.37
Forfeited	(187,919)	82.39

Balance Outstanding Aug. 31, 2009	20,752,504	40.78
Granted	3,337,920	70.75
Exercised	(2,632,279)	21.14
Forfeited	(459,938)	76.75

Balance Outstanding Aug. 31, 2010	20,998,207	$47.22

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Monsanto stock options outstanding as of Aug. 31, 2010, are summarized as follows:

(Dollars in millions, except per share amounts)	Options Outstanding				Options Exercisable

Range of Exercise Price	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$7.32 - $10.00	2,117,521	2.04	$ 8.54	$ 93	2,117,521	2.04	$ 8.54	$ 93
$10.01 -$20.00	1,782,432	3.23	$16.19	$ 65	1,782,432	3.23	$16.19	$ 65
$20.01 -$30.00	5,784,776	4.63	$25.51	$157	5,784,776	4.63	$25.51	$157
$30.01 -$80.00	6,490,257	7.50	$56.88	$ 30	3,389,996	6.06	$44.21	$ 30
$80.01 -$141.50	4,823,221	7.63	$88.68	$ —	2,676,986	7.48	$88.51	$ —

	20,998,207	5.83	$47.22	$345	15,751,711	4.92	$36.91	$345

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

A summary of the status of Monsanto’s restricted stock, restricted stock units and directors’ deferred stock compensation plans for fiscal year 2010 follows:

	Restricted Stock	Weighted-Average Grant Date Fair Values	Restricted Stock Units	Weighted- Average Grant Date Fair Values	Directors’ Deferred Stock	Weighted-Average Grant Date Fair Value

Nonvested as of Aug. 31, 2009	80,586	$41.79	1,450,827	$113.27	—	—
Granted	—	$ —	337,021	$ 69.57	17,970	$81.94
Vested	35,550	$40.91	269,994	$ 97.64	17,970	$81.94
Forfeitures	3,066	$48.60	131,083	$ 99.63	—	—

Nonvested as of Aug. 31, 2010	41,970	$42.04	1,386,771	$106.76	—	—

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Information regarding accumulated other comprehensive income (loss) is as follows:

	Year Ended Aug. 31,

(Dollars in millions)	2010	2009	2008

Accumulated Foreign Currency Translation Adjustments	$(240)	$(141)	$ 192
Net Unrealized Loss on Investments, Net of Tax	—	(6)	(5)
Net Accumulated Derivative (Loss) Income, Net of Tax	(48)	(101)	43
Postretirement Benefit Plan Activity, Net of Tax	(609)	(496)	(308)

Accumulated Other Comprehensive Loss	$(897)	$(744)	$ (78)

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

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

In 2008, intangible assets in the amount of $20 million and a liability in the amount of $10 million were recorded as a result of payment provisions under a joint venture agreement. See Note 11 — Investments and Equity Affiliates — for further discussion of the agreement.

NOTE 25. COMMITMENTS AND CONTINGENCIES

Contractual obligations: The following table sets forth the company’s estimates of future payments under contracts as of Aug. 31, 2010.

	Payments Due by Fiscal Year Ending Aug. 31,

							2016 and
(Dollars in millions)	Total	2011	2012	2013	2014	2015	beyond

Total Debt, including Capital Lease Obligations	$2,103	$ 241	$ 624	$ 3	$ 3	$ 3	$1,229
Interest Payments Relating to Long-Term Debt and Capital Lease Obligations(1)	1,433	107	107	71	71	71	1,006
Operating Lease Obligations	538	117	108	89	71	43	110
Purchase Obligations:
Uncompleted additions to property	103	103	—	—	—	—	—
Commitments to purchase inventories	1,837	881	229	201	187	183	156
Commitments to purchase breeding research	129	45	45	3	3	3	30
R&D alliances and joint venture obligations	164	71	37	19	12	8	17
Other purchase obligations	9	4	4	1	—	—	—
Other Liabilities:
Postretirement and ESOP liabilities(2)	127	71	—	—	—	—	56
Unrecognized tax benefits(3)	292	6
Other liabilities	186	26	18	21	15	7	99

Total Contractual Obligations	$6,921	$1,672	$1,172	$408	$362	$318	$2,703

(1)	For variable rate debt, interest is calculated using the applicable rates as of Aug. 31, 2010.

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

Rent expense was $193 million for fiscal year 2010, $205 million for fiscal year 2009 and $165 million for fiscal year 2008.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Customer Concentrations in Gross Trade Receivables: The following table sets forth Monsanto’s gross trade receivables as of Aug. 31, 2010, and Aug. 31, 2009, by significant customer concentrations:

	As of Aug. 31,

(Dollars in millions)	2010	2009

U.S. Agricultural Product Distributors	$ 634	$ 577
Europe-Africa(1)	399	470
Argentina(1)	152	183
Asia-Pacific(1)	142	123
Mexico(1)	122	81
Brazil(1)	105	75
Canada(1)	26	84
Other	153	125

Gross Trade Receivables	1,733	1,718
Less: Allowance for Doubtful Accounts	(143)	(162)

Net Trade Receivables	$1,590	$1,556

(1)	Represents customer receivables within the specified geography.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 26. SEGMENT AND GEOGRAPHIC DATA

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarters of 2009, respectively, are included in the all other crops seeds and traits operating segment. In February 2011, the company reorganized certain operating segments within our Agricultural Productivity reportable segment as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The Roundup and other glyphosate-based herbicides operating segment and the other operating segments within Agricultural Productivity were combined into one operating segment representing our weed management platform and to support our Seeds and Genomics business. The change in operating segments had no impact on the Company’s reportable segments. The historical segment disclosures have been recast. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. EBIT is defined as earnings (loss) before interest and taxes and is an operating performance measure for the two business segments. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2010.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, are presented in the table that follows:

	Year Ended Aug. 31,
(Dollars in millions)	2010 Restated	2009 Restated	2008

Net Sales(1)
Corn seed and traits	$4,260	$4,119	$3,542
Soybean seed and traits	1,486	1,448	1,174
Cotton seed and traits	611	466	450
Vegetable seeds	835	808	744
All other crops seeds and traits	419	462	459

Total Seeds and Genomics	$7,611	$7,303	$6,369
Agricultural productivity	2,872	4,382	4,996

Total Agricultural Productivity	$2,872	$4,382	$4,996
Total	$10,483	$11,685	$11,365

Gross Profit
Corn seed and traits	$2,464	$2,608	$2,174
Soybean seed and traits	905	871	725
Cotton seed and traits	454	344	313
Vegetable seeds	492	416	394
All other crops seeds and traits	223	267	251

Total Seeds and Genomics	$4,538	$4,506	$3,857
Agricultural productivity	529	2,214	2,320
Total Agricultural Productivity	$529	$2,214	$2,320

Total	$5,067	$6,720	$6,177

EBIT(2)(3)(6)
Seeds and genomics	$1,597	$1,651	$1,200
Agricultural productivity	(29)	1,307	1,691

Total	$1,568	$2,958	$2,891

Depreciation and Amortization Expense(4)
Seeds and genomics	$461	$428	$399
Agricultural productivity	141	120	174

Total	$602	$548	$573

Equity Affiliate (Income) Expense
Seeds and genomics	$(15)	$(17)	$(2)
Agricultural productivity	—	—	—

Total	$(15)	$(17)	$(2)

Total Assets(5)
Seeds and genomics	$13,584	$13,347	$13,165
Agricultural productivity	4,268	4,484	4,826

Total	$17,852	$17,831	$17,991

Property, Plant and Equipment Purchases
Seeds and genomics	$623	$717	$779
Agricultural productivity	132	199	139

Total	$755	$916	$918

Investment in Equity Affiliates
Seeds and genomics	$131	$122	$104
Agricultural productivity	—	—	—

Total	$131	$122	$104

(1)	Represents net sales from continuing operations.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)

EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income attributable to Monsanto Company as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is an operating performance measure for the two business segments.

(3)	Agricultural Productivity EBIT includes income of $4 million, $18 million and $22 million from discontinued operations for fiscal years 2010, 2009 and 2008, respectively.

(4)	Agricultural Productivity depreciation and amortization includes $37 million from discontinued operations for fiscal year 2008.

(5)	Includes assets recorded in continuing operations and discontinued operations.

(6)	EBIT includes restructuring charges for fiscal years 2010 and 2009. See Note 5 — Restructuring — for additional information.

A reconciliation of EBIT to net income for each period follows:

	Year Ended Aug. 31,

(Dollars in millions)	2010 Restated	2009 Restated	2008

EBIT(1)	$ 1,568	$ 2,958	$2,891
Interest Expense (Income) — Net	106	58	(22)
Income Tax Provision(2)	366	808	889

Net Income Attributable to Monsanto Company	$ 1,096	$ 2,092	$2,024

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax (benefit) provision on discontinued operations.

Net sales and long-lived assets are attributed to the geographic areas of the relevant Monsanto legal entities. For example, a sale from the United States to a customer in Brazil is reported as a U.S. export sale.

	Net Sales to Unaffiliated Customers			Long-Lived Assets

	Year Ended Aug. 31,			As of Aug. 31,

(Dollars in millions)	2010 Restated	2009 Restated	2008	2010 Restated	2009 Restated

United States	$5,993	$6,395	$5,693	$6,817	$6,216
Europe-Africa	1,272	1,763	1,919	1,157	1,409
Brazil	1,066	1,419	1,260	873	791
Asia-Pacific	692	568	811	322	282
Argentina	616	597	783	223	235
Canada	364	457	432	72	68
Mexico	312	332	301	86	83
Other	168	154	166	227	184

Total	$10,483	$11,685	$11,365	$9,777	$9,268

NOTE 27. OTHER EXPENSE AND SOLUTIA-RELATED ITEMS

The significant components of other expense were hedging expenses, the gain recorded on the Seminium acquisition, foreign currency transaction losses, and equity affiliate income. See Note 4 – Business Combinations – for further information regarding the Seminium acquisition. See Note 11 — Investments and Equity Affiliates — for information regarding equity affiliate income.

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

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 28. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Advertising Costs: Costs for producing and communicating advertising for the various brands and products were charged to selling, general and administrative (SG&A) expenses as they were incurred. Advertising costs were $120 million, $59 million and $95 million in 2010 (restated), 2009 and 2008, respectively.

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

As of Aug. 31, 2010 and 2009, the remaining assets and liabilities of the Dairy business were insignificant.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following amounts related to the Dairy business have been segregated from continuing operations and reflected as discontinued operations.

	Year Ended Aug. 31,

(Dollars in millions)	2010	2009	2008

Net Sales	$ —	$16	$214
Income from Operations of Discontinued Businesses(1)	4	19	20
Income Tax Provision(2)	—	8	3

Net Income of Discontinued Operations	$ 4	$11	$17

(1)	Includes pre-tax gain on Dairy business divesture of $11 million for fiscal year 2009.

(2)	Includes tax provision on Dairy business divesture of $6 million for fiscal year 2009.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 30. QUARTERLY DATA (UNAUDITED)

The following table includes financial data for the fiscal year quarters in 2010 and 2009, which have been adjusted for discontinued operations. See Note 29 — Discontinued Operations — for further discussion of the divested Dairy business.

As discussed in Note 31 — Restatement of Consolidated Financial Statements, the company has restated its annual consolidated financial statements for 2010 and 2009 in connection with filing a Form 10-K/A for the period ending Aug. 31, 2010.

(Dollars in millions, except per share amounts)	1st Quarter Restated

2010	Previously Reported	Adjustments(4)	Reclass	Restated

Net Sales	$1,697	$7	$—	$1,704
Gross Profit	739	7	—	746
(Loss) from Continuing Operations Attributable to Monsanto Company	(24)	(3)	—	(27)
Income on Discontinued Operations	5	—	—	5
Net (Loss)	(19)	(3)	—	(22)
Net (Loss) Attributable to Monsanto Company	$(19)	$(3)	$—	$(22)

Basic (Loss) Earnings per Share Attributable to Monsanto Company:
(Loss) from continuing operations	$(0.04)	$(0.01)	$—	$(0.05)
Income on discontinued operations	0.01	—	—	0.01
Net (Loss) Attributable to Monsanto Company	$(0.03)	$(0.01)	$—	$(0.04)

Diluted (Loss) Earnings per Share Attributable to Monsanto Company:(1)
(Loss) from continuing operations	$(0.04)	$(0.01)	$—	$(0.05)
Income on discontinued operations	0.01	—	—	0.01
Net (Loss) Attributable to Monsanto Company	$(0.03)	$(0.01)	$—	$(0.04)

2009

Net Sales	$2,649	$6	$—	$2,655
Gross Profit	1,550	3	—	1,553
Income (Loss) from Continuing Operations Attributable to Monsanto Company(3)	546	(5)	—	541
Income on Discontinued Operations	10	—	—	10
Net Income (Loss)	558	(5)	—	553
Net Income (Loss) Attributable to Monsanto Company(3)	$556	$(5)	$—	$551

Basic Earnings (Loss) per Share Attributable to Monsanto Company:(2)
Income (Loss) from continuing operations	$0.99	$(0.01)	$—	$0.98
Income on discontinued operations	0.02	—	—	0.02
Net Income (Loss) Attributable to Monsanto Company	$1.01	$(0.01)	$—	$1.00

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:(1)(2)
Income (Loss) from continuing operations	$0.98	$(0.01)	$—	$0.97
Income on discontinued operations	0.02	—	—	0.02
Net Income (Loss) Attributable to Monsanto Company	$1.00	$(0.01)	$—	$0.99

(1)

Because Monsanto reported a loss from continuing operations in the first quarter of 2010, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.

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
(4)

The restatement adjustments, related to the review of certain customer incentive programs, to our previously filed audited consolidated financial statements for three months ended Nov. 30, 2009, increased net sales by $7 million, increased gross profit by $7 million, and decreased net loss by $4 million. There were no adjustments for the three months ended Nov. 30, 2008 related to the customer incentive programs. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 — Restatement of Consolidated Financial Statements.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions, except per share amounts)	2nd Quarter Restated

2010	Previously Reported	Adjustments(3)	Reclass	Restated

Net Sales	$3,890	$(12)	$—	$3,878
Gross Profit	2,099	(12)	—	2,087
Income (Loss) from Continuing Operations Attributable to Monsanto Company	887	(1)	—	886
Income (Loss) on Discontinued Operations	—	—	—	—
Net Income (Loss)	889	(1)	—	888
Net Income (Loss) Attributable to Monsanto Company	$887	$(1)	$—	$886

Basic Earnings (Loss) per Share Attributable to Monsanto Company:
Income (Loss) from continuing operations	$1.63	$(0.01)	$—	$1.62
Income on discontinued operations	—	—	—	—
Net Income (Loss) Attributable to Monsanto Company	$1.63	$(0.01)	$—	$1.62

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.60	$—	$—	$1.60
Income on discontinued operations	—	—	—	—
Net Income Attributable to Monsanto Company	$1.60	$—	$—	$1.60

2009

Net Sales	$4,035	$—	$—	$4,035
Gross Profit	2,521	—	—	2,521
Income from Continuing Operations Attributable to Monsanto Company(2)	1,091	—	—	1,091
Income on Discontinued Operations	1	—	—	1
Net Income	1,093	—	—	1,093
Net Income Attributable to Monsanto Company(2)	$1,092	$—	$—	$1,092

Basic Earnings per Share Attributable to Monsanto Company:(1)
Income from continuing operations	$1.99	$—	$—	$1.99
Income on discontinued operations	0.01	—	—	0.01
Net Income Attributable to Monsanto Company	$2.00	$—	$—	$2.00

Diluted Earnings per Share Attributable to Monsanto Company:(1)
Income from continuing operations	$1.96	$—	$—	$1.96
Income on discontinued operations	0.01	—	—	0.01
Net Income Attributable to Monsanto Company	$1.97	$—	$—	$1.97

(1)

Effective Sept. 1, 2009, Monsanto retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC.

(2)	Effective Sept. 1, 2009, Monsanto retrospectively adopted the new accounting guidance related to the Consolidation topic of the ASC.

(3)

The restatement adjustments, related to the review of certain customer incentive programs, to our previously filed audited consolidated financial statements for three months ended Feb. 28, 2010, decreased net sales by $12 million, decreased gross profit by $12 million, and decreased net income by $7 million. There were no adjustments for the three months ended Feb. 28, 2009 related to the customer incentive programs. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 — Restatement of Consolidated Financial Statements.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions, except per share amounts)	3rd Quarter Restated

2010	Previously Reported	Adjustments(3)	Reclass(3)	Restated

Net Sales	$2,962	$46	$(5)	$3,003
Gross Profit	1,387	46	(5)	1,428
Income from Continuing Operations Attributable to Monsanto Company	384	19	—	403
Income on Discontinued Operations	—	—	—	—
Net Income	397	19	—	416
Net Income Attributable to Monsanto Company	$384	$19	$—	$403

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.71	$0.03	$—	$0.74
Income on discontinued operations	—	—	—	—
Net Income Attributable to Monsanto Company	$0.71	$0.03	$—	$0.74

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.70	$0.03	$—	$0.73
Income on discontinued operations	—	—	—	—
Net Income Attributable to Monsanto Company	$0.70	$0.03	$—	$0.73

2009

Net Sales	$3,161	$—	$—	$3,161
Gross Profit	1,834	—	—	1,834
Income from Continuing Operations Attributable to Monsanto Company(2)	694	6	—	700
Income on Discontinued Operations	—	—	—	—
Net Income	705	6	—	711
Net Income Attributable to Monsanto Company(2)	$694	$6	$—	$700

Basic Earnings per Share Attributable to Monsanto Company:(1)
Income from continuing operations	$1.27	$0.01	$—	$1.28
Income on discontinued operations	—	—	—	—
Net Income Attributable to Monsanto Company	$1.27	$0.01	$—	$1.28

Diluted Earnings per Share Attributable to Monsanto Company:(1)
Income from continuing operations	$1.25	$0.01	$—	$1.26
Income on discontinued operations	—	—	—	—
Net Income Attributable to Monsanto Company	$1.25	$0.01	$—	$1.26

(1)

Effective Sept. 1, 2009, Monsanto retrospectively adopted a FASB-issued standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in the Earnings Per Share topic of the ASC.

(2)	Effective Sept. 1, 2009, Monsanto retrospectively adopted the new accounting guidance related to the Consolidation topic of the ASC.

(3)

The restatement adjustments, related to the review of certain customer incentive programs, to our previously filed audited consolidated financial statements for three months ended May 31, 2010, increased net sales by $46 million, increased gross profit by $46 million, and increased net income by $29 million. There was also a reclassification adjustment made for the three months ended May 31, 2010, which affected net sales and gross profit by a decrease of $5 million. There were no adjustments for the three months ended May 31, 2009 related to the customer incentive programs. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 — Restatement of Consolidated Financial Statements.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in millions, except per share amounts)	4th Quarter Restated

2010	Previously Reported	Adjustments(4)	Reclass(4)	Restated

Net Sales	$1,953	$(45)	$(10)	$1,898
Gross Profit	861	(45)	(10)	806
(Loss) from Continuing Operations Attributable to Monsanto Company	(142)	(28)	—	(170)
(Loss) on Discontinued Operations	(1)	—	—	(1)
Net (Loss)	(139)	(28)	—	(167)
Net (Loss) Attributable to Monsanto Company	$(143)	$(28)	$—	$(171)

Basic (Loss) per Share Attributable to Monsanto Company:
(Loss) from continuing operations	$(0.27)	$(0.04)	$—	$(0.31)
Income on discontinued operations	—	—	—	—
Net (Loss) Attributable to Monsanto Company	$(0.27)	$(0.04)	$—	$(0.31)

Diluted (Loss) per Share Attributable to Monsanto Company:(1)
(Loss) from continuing operations	$(0.27)	$(0.04)	$—	$(0.31)
Income on discontinued operations	—	—	—	—
Net (Loss) Attributable to Monsanto Company	$(0.27)	$(0.04)	$—	$(0.31)

2009

Net Sales	$1,879	$(45)	$—	$1,834
Gross Profit	857	(45)	—	812
(Loss) from Continuing Operations Attributable to Monsanto Company(3)	(233)	(18)	—	(251)
Income on Discontinued Operations	—	—	—	—
Net (Loss)	(223)	(18)	—	(241)
Net (Loss) Attributable to Monsanto Company(3)	$(233)	$(18)	$—	$(251)

Basic (Loss) per Share Attributable to Monsanto Company:(2)
(Loss) from continuing operations	$(0.42)	$(0.03)	$—	$(0.45)
(Loss) on discontinued operations	(0.01)	—	—	(0.01)
Net (Loss) Attributable to Monsanto Company	$(0.43)	$(0.03)	$—	$(0.46)

Diluted (Loss) per Share Attributable to Monsanto Company:(1)(2)
(Loss) from continuing operations	$(0.42)	$(0.03)	$—	$(0.45)
(Loss) on discontinued operations	(0.01)	—	—	(0.01)
Net (Loss) Attributable to Monsanto Company	$(0.43)	$(0.03)	$—	$(0.46)

(1)

Because Monsanto reported a loss from continuing operations in the fourth quarters of 2010 and 2009, generally accepted accounting principles required diluted loss per share to be calculated using weighted-average common shares outstanding, excluding common stock equivalents. As a result, the quarterly earnings (loss) per share do not total to the full-year amount.

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

(4)

The restatement adjustments, related to the review of certain customer incentive programs, to our previously filed audited consolidated financial statements for three months ended Aug. 31, 2010, and Aug. 31, 2009, decreased net sales by $45 million and $45 million, decreased gross profit by $45 million and $45 million, and increased net loss by $28 million and $28 million, respectively. There was also a reclassification adjustment made for the three months ended Aug. 31, 2010, which affected net sales and gross profit by a decrease of $10 million. The amounts shown in the table, above, are also impacted by other adjustments that are unrelated to the customer incentive programs. Also refer to Note 31 — Restatement of Consolidated Financial Statements.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 31. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background of the Restatement

Monsanto records accrued customer incentive program costs as a reduction of revenue based on an allocation of the incentive program cost to those revenue transactions that result in progress by the customer toward earning the program incentive. For annual incentive programs, this generally results in recording annual incentive program costs based on actual purchases made by customers during the year as a percentage of estimated annual sales volume targets agreed upon with customers.

In the third quarter of fiscal year 2011, Monsanto announced an investigation being conducted by the SEC of the company’s financial reporting associated with its customer incentive programs for glyphosate products for fiscal years 2010 and 2009. Following the SEC notification, Monsanto began its own review and the Audit and Finance Committee of the Board of Directors retained independent advisors to conduct an internal investigation. During Monsanto’s internal investigation, the company identified communications with customers and the company identified other facts as described below that impacted the determination of which revenue transactions resulted in progress by the customer toward earning the program incentive.

Specifically, Monsanto implemented a program in the first quarter of fiscal year 2010 that was structured to provide payments to retailers who met sales volume targets and performed other marketing and sales activities in the fiscal year 2010 with the amount of the program incentive determined based on the amount of inventory maintained by the customer at Aug. 31, 2009. The company originally accrued the costs of this incentive program based on the retailers’ fiscal year 2010 purchases as a percentage of aggregated agreed upon fiscal year 2010 sales volume targets. As a result of the company’s internal review, Monsanto determined that, although the program was implemented in first quarter of fiscal year 2010, Monsanto representatives communicated with retailers about the program in the fourth quarter of fiscal year 2009, including advising customers that purchasing product in the fourth quarter of 2009 was a qualification for participation in the program in fiscal year 2010. These communications were intended to induce customers to purchase branded glyphosate in the fourth quarter of fiscal year 2009. In light of these facts, Monsanto determined that purchases made by these retail customers in the fourth quarter of fiscal year 2009 represented progress toward earning the program incentive. As such, it is appropriate to record a portion of the related incentive cost as a reduction of revenue in that quarter as well as in fiscal year 2010. As a result of the company’s determination, approximately $24 million of customer incentive accruals associated with the program originally recorded as a reduction of revenue in fiscal year 2010 were recorded as a reduction of revenue in fiscal year 2009.

Additionally, Monsanto maintained an incentive program related to annual incentive agreements with distributors regarding their sales of branded glyphosate. At the end of fiscal year 2009, Monsanto determined not to make annual incentive payments under this program to seven of its distributors who had failed to meet their agreed upon sales targets for branded glyphosate and reversed incentive accruals previously recorded under this program for these customers. The company then provided these distributors with an opportunity to earn back a substantial portion of these incentives in fiscal year 2010 by achieving volume targets for branded glyphosate and performing other marketing and sales activities in that fiscal year. Monsanto originally recorded the costs of this program over these distributors’ fiscal year 2010 purchases as a percentage of aggregated agreed upon fiscal year 2010 sales volume targets. As a result of its internal review, the company determined that, although this program was formally announced in the first quarter of fiscal year 2010, Monsanto representatives communicated with distributors about the program in the fourth quarter of fiscal year 2009, and that the incentive opportunity ultimately provided to each distributor under this program in fiscal year 2010 was derived from each distributor’s total sales of branded glyphosate in fiscal year 2009. In light of these facts, Monsanto determined that purchases made by these customers in fiscal years 2009 and 2010 represented progress toward earning the program incentive. As such, the company determined that the appropriate method of recording the cost associated with this program is based upon each distributor’s purchase volume over the period of fiscal years 2009 and 2010, with a cumulative catch-up entry in the fourth quarter of fiscal year 2009. Accordingly, the company recorded an additional $20 million of customer incentive program costs as a reduction of revenue in fiscal year 2009 originally recorded as a reduction of revenue in fiscal year 2010.

A similar earn back program was offered to two distributors in fiscal year 2011. At the end of fiscal year 2010, Monsanto reversed customer incentive accruals for two distributors that failed to earn their fiscal year 2010 annual incentive payments because they did not meet their agreed upon sales targets. The company then provided these distributors with an opportunity to earn back a substantial portion of this incentive in fiscal year 2011 by achieving agreed upon sales volume targets for branded glyphosate and performing other marketing and sales activities in fiscal year 2011. The company originally accrued the costs of this incentive program over these distributors’ fiscal year 2011 purchases as a percentage of aggregated agreed upon fiscal year 2011 sales volume targets. As a result of its internal review, Monsanto determined that purchases made by the customers in fiscal year 2010 represented progress toward earning the program incentive, and that it was appropriate to record the entire cost associated with this incentive program in fiscal year 2010 in view of several factors that made it more apparent that the two distributor customers had earned these incentives in fiscal year 2010. Such factors included the change in market dynamics following the company’s May 2010 restructuring of its glyphosate business, the fact that both distributors received written confirmation from Monsanto in the second quarter of fiscal 2011 that they had fulfilled the requirements of this program prior to achieving sales volume targets and, with respect to the prepayment of program incentives to these customers in the first and second quarter of fiscal year 2011, the unlikelihood that Monsanto would have enforced its contractual right of offset against these distributors with respect to any unearned portion of their incentives. As a result of the company’s determination, approximately $48 million of customer incentive accruals associated with this program originally recorded as a reduction in revenue in fiscal year 2011 were recorded as a reduction in revenue in fiscal year 2010.

As a result of the findings of the company’s investigation and the revised accounting described above, Monsanto announced a restatement of the consolidated financial statements for the fiscal years ended Aug. 31, 2010, and 2009. The restatement adjustments for customer incentive costs related solely to the Agricultural Productivity reporting segment, and did not affect any previously issued financial information for the Seeds and Genomics reporting segment.

The effects of the adjustments relating to certain customer incentive programs to the company’s previously issued audited consolidated financial statements for fiscal years 2010 and 2009 include decreases in net sales by $4 million and $45 million, decreases in income tax expense by $1 million and $17 million, decreases in net income by $3 million and $28 million, increases in deferred tax assets by $18 million and $18 million, and increases in accrued marketing programs by $48 million and $45 million, respectively. There was also a reclassification adjustment made for the fiscal year ended Aug. 31, 2010, between net sales and SG&A, which resulted in a decrease of $15 million in both line items.

Other Adjustments

In addition to the adjustments relating to certain customer incentive programs described above, Monsanto has made other adjustments that had been previously identified but not corrected because they were not material, individually or in the aggregate, to the company’s consolidated financial statements. The adjustments included certain reclassifications between net sales and SG&A, inventory and grower production accruals, inventory and other non-current assets, miscellaneous receivables and income taxes payable and accrued marketing programs and miscellaneous accruals. The accrued marketing programs adjustment is unrelated to the adjustments described above surrounding customer incentive programs. Adjustments were also made to record certain discrete income tax items and equity affiliate activity in the proper periods.

Additionally, the information included in the Agricultural Productivity segment has been restated to include the impact of the adjustments. As Monsanto filed a Form 8-K in April 2011 to reflect the reorganization of certain operating segments within the Agricultural Productivity reportable segment, the Agricultural Productivity segment information has also been recast to reflect the operating segment reorganization.

The following tables present the impact of the restatement on Monsanto’s previously issued audited Statements of Consolidated Operations for the years ended Aug. 31, 2010, and 2009 and its Statements of Consolidated Financial Position as of Aug. 31, 2010, and 2009. All restatement adjustments for customer incentive program costs and other adjustments that are not reclassification in nature are included in the Adjustments column below.

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Operations

	Year Ended Aug. 31, 2010

(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Reclass	Restated

Net Sales	$10,502	$ (4)	$(15)	$10,483
Cost of goods sold	5,416	—	—	5,416

Gross Profit	5,086	(4)	(15)	5,067
Operating Expenses:
Selling, general and administrative expenses	2,064	—	(15)	2,049
Research and development expenses	1,205	—	—	1,205
Restructuring charges, net	210	—	—	210

Total Operating Expenses	3,479	—	(15)	3,464
Income from Operations	1,607	(4)	—	1,603
Interest expense	162	—	—	162
Interest income	(56)	—	—	(56)
Other expense, net	7	—	—	7

Income from Continuing Operations Before Income Taxes	1,494	(4)	—	1,490
Income tax provision	370	9	—	379

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,124	(13)	—	1,111

Discontinued Operations:
Income from operations of discontinued businesses	4	—	—	4

Income on Discontinued Operations	4	—	—	4

Net Income	1,128	(13)	—	1,115

Less: Net income attributable to noncontrolling interest	19	—	—	19

Net Income Attributable to Monsanto Company	$ 1,109	$ (13)	$—	$1,096

Amounts Attributable to Monsanto Company:
Income from continuing operations	$ 1,105	(13)	—	$1,092
Income on discontinued operations	4	—	—	4

Net Income Attributable to Monsanto Company	$ 1,109	(13)	—	$1,096

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$ 2.03	(0.02)	—	$2.01
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$ 2.04	(0.02)	—	$2.02

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$ 2.01	$(0.02)	$—	$1.99

Net Income Attributable to Monsanto Company	$ 2.01	$(0.02)	$—	$1.99

Weighted Average Shares Outstanding:
Basic	543.7			543.7
Diluted	550.8			550.8

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Operations

	Year Ended Aug. 31, 2009

(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated

Net Sales	$11,724	$ (39)	$11,685
Cost of goods sold	4,962	3	4,965

Gross Profit	6,762	(42)	6,720
Operating Expenses:
Selling, general and administrative expenses	2,037	—	2,037
Research and development expenses	1,098	—	1,098
Acquired in-process research and development	163	—	163
Restructuring charges, net	361	—	361

Total Operating Expenses	3,659	—	3,659
Income from Operations	3,103	(42)	3,061
Interest expense	129	—	129
Interest income	(71)	—	(71)
Other expense, net	78	7	85

Income from Continuing Operations Before Income Taxes	2,967	(49)	2,918
Income tax provision	845	(32)	813

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	2,122	(17)	2,105

Discontinued Operations:
Income from operations of discontinued businesses	19	—	19
Income tax provision	8	—	8

Income on Discontinued Operations	11	—	11

Net Income	2,133	(17)	2,116

Less: Net income attributable to noncontrolling interest	24	—	24

Net Income Attributable to Monsanto Company	$ 2,109	$ (17)	$ 2,092

Amounts Attributable to Monsanto Company:
Income from continuing operations	$ 2,098	(17)	$ 2,081
Income on discontinued operations	11	—	11

Net Income Attributable to Monsanto Company	$ 2,109	(17)	$ 2,092

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$ 3.83	(0.03)	$ 3.80
Income on discontinued operations	0.02	—	0.02

Net Income Attributable to Monsanto Company	$ 3.85	(0.03)	$ 3.82

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$ 3.78	$(0.03)	$ 3.75
Income on discontinued operations	0.02	—	0.02

Net Income Attributable to Monsanto Company	$ 3.80	$(0.03)	$ 3.77

Weighted Average Shares Outstanding:
Basic	547.1		547.1
Diluted	555.6		555.6

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Financial Position

	As of Aug. 31, 2010

(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated

Assets
Current Assets:
Cash and cash equivalents	$ 1,485	$ —	$ —	$ 1,485
Trade receivables, net	1,590	—	—	1,590
Miscellaneous receivables	717	—	—	717
Deferred tax assets	511	18	—	529
Inventory, net	2,739	—	(90)	2,649
Other current assets	80	—	—	80

Total Current Assets	7,122	18	(90)	7,050
Total property, plant and equipment	8,068	—	—	8,068
Less accumulated depreciation	3,841	—	—	3,841

Property, Plant and Equipment, Net	4,227	—	—	4,227
Goodwill	3,204	—	—	3,204
Other Intangible Assets, Net	1,263	—	—	1,263
Noncurrent Deferred Tax Assets	1,014	—	—	1,014
Long-Term Receivables, Net	513	—	—	513
Other Assets	524	—	57	581

Total Assets	$17,867	$ 18	$(33)	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$ 241	$ —	$ —	$ 241
Accounts payable	752	—	—	752
Income taxes payable	66	—	—	66
Accrued compensation and benefits	179	—	—	179
Accrued marketing programs	839	48	—	887
Deferred revenues	219	—	—	219
Grower production accruals	130	—	(33)	97
Dividends payable	151	—	—	151
Customer payable	83	—	—	83
Restructuring reserves	197	—	—	197
Miscellaneous short-term accruals	684	—	—	684

Total Current Liabilities	3,541	48	(33)	3,556
Long-Term Debt	1,862	—	—	1,862
Postretirement Liabilities	920	—	—	920
Long-Term Deferred Revenue	395	—	—	395
Noncurrent Deferred Tax Liabilities	137	—	—	137
Long-Term Portion of Environmental and Litigation Liabilities	188	—	—	188
Other Liabilities	681	—	—	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 588,439,202 shares Outstanding 540,376,499 shares	6	—	—	6
Treasury stock 48,062,703 shares, at cost	(2,110)	—	—	(2,110)
Additional contributed capital	9,896	—	—	9,896
Retained earnings	3,208	(30)	—	3,178
Accumulated other comprehensive loss	(897)	—	—	(897)
Reserve for ESOP debt retirement	(4)	—	—	(4)

Total Monsanto Company Shareowners’ Equity	10,099	(30)	—	10,069

Noncontrolling Interest	44	—	—	44

Total Shareowners’ Equity	10,143	(30)	—	10,113

Total Liabilities and Shareowners’ Equity	$17,867	$ 18	$(33)	$17,852

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Consolidated Financial Position

	As of Aug. 31, 2009

(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated

Assets
Current Assets:
Cash and cash equivalents	$ 1,956	$ —	$ —	$1,956
Trade receivables, net	1,556	—	—	1,556
Miscellaneous receivables	654	(7)	(28)	619
Deferred tax assets	662	18	—	680
Inventory, net	2,934	—	(83)	2,851
Other current assets	121	—	—	121

Total Current Assets	7,883	11	(111)	7,783
Total property, plant and equipment	7,158	—	—	7,158
Less accumulated depreciation	3,549	—	—	3,549

Property, Plant and Equipment, Net	3,609	—	—	3,609
Goodwill	3,218	—	—	3,218
Other Intangible Assets, Net	1,371	—	—	1,371
Noncurrent Deferred Tax Assets	743	13	—	756
Long-Term Receivables, Net	557	—	—	557
Other Assets	496	—	41	537

Total Assets	$17,877	$ 24	$ (70)	$17,831

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$ 79	$ —	$ —	$ 79
Accounts payable	676	—	—	676
Income taxes payable	79	(4)	(28)	47
Accrued compensation and benefits	263	—	—	263
Accrued marketing programs	934	45	(36)	943
Deferred revenues	219	—	—	219
Grower production accruals	139	—	(42)	97
Dividends payable	145	—	—	145
Customer payable	307	—	—	307
Restructuring reserves	286	—	—	286
Miscellaneous short-term accruals	629	—	36	665

Total Current Liabilities	3,756	41	(70)	3,727
Long-Term Debt	1,724	—	—	1,724
Postretirement Liabilities	793	—	—	793
Long-Term Deferred Revenue	488	—	—	488
Noncurrent Deferred Tax Liabilities	153	—	—	153
Long-Term Portion of Environmental and Litigation Liabilities	197	—	—	197
Other Liabilities	641	—	—	641
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 585,557,964 shares Outstanding 545,407,427 shares	6	—	—	6
Treasury stock 40,150,537 shares, at cost	(1,577)	—	—	(1,577)
Additional contributed capital	9,695	—	—	9,695
Retained earnings	2,682	(17)	—	2,665
Accumulated other comprehensive loss	(744)	—	—	(744)
Reserve for ESOP debt retirement	(6)	—	—	(6)

Total Monsanto Company Shareowners’ Equity	10,056	(17)	—	10,039

Noncontrolling Interest	69	—	—	69

Total Shareowners’ Equity	10,125	(17)	—	10,108

Total Liabilities and Shareowners’ Equity	$17,877	$ 24	$ (70)	$17,831

MONSANTO COMPANY	2010 FORM 10-K/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the impact of the restatement on Monsanto’s previously issued audited Statements of Consolidated Cash Flows for the years ended Aug. 31, 2010, and 2009. The only effect of the restatement on the Statements of Consolidated Cash Flows for both years was to components within operating cash flows. There were no effects on total operating, investing activities, financing activities, or cash and cash equivalents as a result of the restatement.

	Year Ended Aug. 31, 2010

(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated

Operating Activities:
Net Income	$1,128	$(13)	$—	$1,115
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	602	—	—	602
Bad-debt expense	58	—	—	58
Stock-based compensation expense	102	—	—	102
Excess tax benefits from stock-based compensation	(43)	—	—	(43)
Deferred income taxes	10	12	—	22
Restructuring charges, net	210	—	—	210
Equity affiliate income, net	(29)	—	—	(29)
Net gain on sales of a business or other assets	(3)	—	—	(3)
Other items	65	—	(16)	49
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(22)	—	—	(22)
Inventory, net	213	—	8	221
Deferred revenues	(89)	—	—	(89)
Accounts payable and other accrued liabilities	(438)	7	36	(395)
Restructuring cash payments	(263)	—	—	(263)
Pension contributions	(134)	—	—	(134)
Net investment hedge settlement	(4)	—	—	(4)
Other items	35	(6)	(28)	1

Net Cash Provided by Operating Activities	1,398	—	—	1,398

	Year Ended Aug. 31, 2009

(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated

Operating Activities:
Net Income	$2,133	$(17)	$ —	$2,116
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	548	—	—	548
Bad-debt expense	49	—	—	49
Stock-based compensation expense	116	—	—	116
Excess tax benefits from stock-based compensation	(35)	—	—	(35)
Deferred income taxes	264	(29)	—	235
Restructuring charges, net	361	—	—	361
Equity affiliate income, net	(22)	7	—	(15)
Acquired in-process research and development	163	—	—	163
Net gain on sales of a business or other assets	(66)	—	—	(66)
Other items	(25)	—	—	(25)
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	526	(6)	—	520
Inventory, net	(638)	4	—	(634)
Deferred revenues	(700)	—	—	(700)
Accounts payable and other accrued liabilities	(327)	41	(16)	(302)
Pension contributions	(187)	—	—	(187)
Net investment hedge settlement	35	—	—	35
Other items	51	—	16	67

Net Cash Provided by Operating Activities	2,246	—	—	2,246

MONSANTO COMPANY	2010 FORM 10-K/A

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed

As Monsanto announced in June 2011, the SEC is conducting an investigation into the financial reporting of the company’s customer incentive programs related to glyphosate products in fiscal years 2009 and 2010. Following the SEC’s notification, the company began its own review and the Audit and Finance Committee of the Board of Directors retained independent advisors to conduct an internal investigation. Based on the results of that work, on Oct. 3, 2011, the Audit and Finance Committee of the Board of Directors of the company and management determined that previously issued consolidated financial statements for the fiscal years 2010 and 2009 would need to be restated.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of Aug. 31, 2010, in connection with the filing of our original Form 10-K in October 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by Monsanto under the Securities Exchange Act of 1034 was recorded, processed, summarized and reported within the requisite time periods.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the company’s customer incentive programs related to the glyphosate business discussed below, our disclosure controls and procedures were not effective as of Aug. 31, 2010. Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting (As Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

☐ pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

☐ provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

☐ provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

MONSANTO COMPANY	2010 FORM 10-K/A

In connection with the filing of the original Form 10-K in October 2010, our management included Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that management believed that our internal control over financial reporting was effective as of Aug. 31, 2010. In connection with filing this amended Form 10-K/A for the year ended Aug. 31, 2010, management, including our Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of the company’s internal control over financial reporting as of Aug. 31, 2010. In making this reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s reassessment, including consideration of the control deficiencies discussed below, management has concluded that the company’s internal control over financial reporting was not effective as of Aug. 31, 2010, due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with the customer incentives processes that constitute a material weakness, and (ii) the need to restate prior period financial statements. The material weakness in internal control over financial reporting identified is as follows:

Revenue Recognition - The controls over the timing of the recording of customer incentives were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. The controls that had been in place focused primarily on the review of contracts, including incentive programs with customers, the appropriate accounting for such programs and approval of payments to customers. The controls were not effective in recording incentives in the appropriate period based on communications between the sales organization and the customer.

The effectiveness of Monsanto’s internal control over financial reporting as of Aug. 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter that ended on Aug. 31, 2010, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation efforts expected to be implemented include the following:

•	Simplifying customer programs;

•	Enhancing the training program for sales and finance personnel on revenue recognition;

•	Establishing a more comprehensive review and approval procedure for prepayments to customers to ensure that the company understands when obligations are fulfilled and payments are earned; and

•	Implementing procedures to improve the capture, review, approval, and recording of all incentive arrangements in the appropriate accounting period.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit and Finance Committee, management will continue to review and make necessary changes to the overall design of the company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts will effectively remediate the material weakness. As the company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

If not remediated, these control deficiencies could result in further material misstatements to the company’s financial statements.

MONSANTO COMPANY	2010 FORM 10-K/A

ITEM 9B.	OTHER INFORMATION

On Oct. 25, 2010, the People and Compensation Committee of Monsanto’s Board of Directors approved base salaries to become effective as of Jan. 10, 2011, for the named executive officers included in Monsanto’s proxy statement dated Dec. 7, 2009. A summary of cash compensation arrangements is included in Exhibit 10.25 to this Form 10-K/A and incorporated herein by reference.

Effective Aug. 1, 2010, we amended our Amended and Restated Deferred Payment Plan (the “Plan”) to (i) cease further deferral elections by employees with Change of Control Employment Security Agreements after Aug. 31, 2009, and by all other employees after Aug. 31, 2010, and (ii) eliminate the Plan’s automatic deferral provisions for employees who enter into Change of Control Employment Security Agreements after Aug. 31, 2010. This summary description does not purport to be complete and is qualified in its entirety by reference to the Plan and Amendments No. 1 and 2 to the Plan, copies of which are filed as Exhibits 10.16, 10.16.1, and 10.16.2 to this Form 10-K/A and incorporated herein by reference.

MONSANTO COMPANY	2010 FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”; and

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

MONSANTO COMPANY	2010 FORM 10-K/A

The following information with respect to the executive officers of the Company on Oct. 27, 2010, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name — Age	Present Position with Registrant	Year First Became an Executive Officer	Other Business Experience since Sept. 1, 2005 *

Brett D. Begemann, 49	Executive Vice President, Seeds & Traits	2003	Executive Vice President, International Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Global Commercial — Monsanto Company, 10/07-10/09; present position, 10/09

Carl M. Casale, 49	Executive Vice President and Chief Financial Officer	2000	Executive Vice President, North America Commercial — Monsanto Company, 6/03-10/07; Executive Vice President, Strategy and Operations — Monsanto Company, 10/07-9/09; present position, 9/09

Robert T. Fraley, 57	Executive Vice President and Chief Technology Officer	2000	Present position, 8/00

Hugh Grant, 52	Chairman of the Board, President and Chief Executive Officer	2000	Present position, 10/03

Tom D. Hartley, 51	Vice President and Treasurer	2008	Technology Finance and Alliances Lead — Monsanto Company, 9/04-5/07; Director, International Finance — Monsanto Company, 5/07-12/08; present position, 12/08

Janet M. Holloway, 56	Senior Vice President, Chief of Staff and Community Relations	2000	Vice President and Chief of Staff — Monsanto Company, 4/05-10/07; present position, 10/07

Consuelo E. Madere, 49	Vice President, Vegetable Business	2009	General Manager, Europe-Africa – Monsanto Company, 8/05-7/08; President, Vegetable Seeds Division – Monsanto Company, 7/08-10/09; present position 10/09

Steven C. Mizell, 50	Executive Vice President, Human Resources	2004	Senior Vice President, Human Resources — Monsanto Company, 4/04-8/07; present position, 8/07

Kerry J. Preete, 50	Vice President, Crop Protection	2008

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

David F. Snively, 56	Executive Vice President, Secretary and General Counsel	2006	Deputy General Counsel, Core Functions – Monsanto Company, 2004-9/06; Senior Vice President, Secretary and General Counsel – Monsanto Company, 9/06-9/10; present position, 9/10

Gerald A. Steiner, 50	Executive Vice President, Sustainability & Corporate Affairs	2001	Executive Vice President, Commercial Acceptance — Monsanto Company, 6/03-12/08; present position, 12/08

*	Prior to Sept. 1, 2000, the businesses of the current Monsanto Company were the agricultural division of Pharmacia Corporation.

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation of Directors”; “Compensation Discussion and Analysis”; “Report of the People and Compensation

MONSANTO COMPANY	2010 FORM 10-K/A

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

MONSANTO COMPANY	2010 FORM 10-K/A

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	The following financial statements appearing in Item 8: “Statements of Consolidated Operations”; “Statements of Consolidated Financial Position”; “Statements of Consolidated Cash Flows”; “Statements of Consolidated Shareowners’ Equity and Comprehensive Income.”

(2)	Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareowners.

MONSANTO COMPANY	2010 FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSANTO COMPANY
(Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg
Vice President and Controller
(Principal Accounting Officer)

Date: Nov. 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Director	Nov. 14, 2011
(David L. Chicoine)

*	Director	Nov. 14, 2011
(Janice L. Fields)

/s/ HUGH GRANT	Chairman of the Board, President and Chief Executive	Nov. 14, 2011
(Hugh Grant)	Officer, Director (Principal Executive Officer)

*	Director	Nov. 14, 2011
(Arthur H. Harper)

*	Director	Nov. 14, 2011
(Laura K. Ipsen)

*	Director	Nov. 14, 2011
(Gwendolyn S. King)

*	Director	Nov. 14, 2011
(C. Steven McMillan)

*	Director	Nov. 14, 2011
(Jon R. Moeller)

*	Director	Nov. 14, 2011
(William U. Parfet)

*	Director	Nov. 14, 2011
(George H. Poste)

*	Director	Nov. 14, 2011
(Robert J. Stevens)

/s/ PIERRE COURDUROUX	Senior Vice President, Chief Financial	Nov. 14, 2011
(Pierre Courduroux)	Officer (Principal Financial Officer)

/s/ NICOLE M. RINGENBERG	Vice President and Controller	Nov. 14, 2011
(Nicole M. Ringenberg)	(Principal Accounting Officer)

*	David F. Snively, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/S/ DAVID F. SNIVELY
David F. Snively Attorney-in-Fact

MONSANTO COMPANY	2010 FORM 10-K/A

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

2	1.

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

	13.

Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated, effective Sept. 1, 2007 (incorporated by reference to Exhibit 10.18 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

	13.1.

First Amendment, effective Dec. 1, 2007, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007 (incorporated by reference to Exhibit 10 of Form 10-Q for the period ended Nov. 30, 2007, File No. 1-16167). †

	13.2.

Second Amendment, dated June 18, 2008, to Monsanto Non-Employee Director Equity Incentive Compensation Plan, as amended and restated as of Sept. 1, 2007 (incorporated by reference to Exhibit 10 of the Form 10-Q for the period ended May 31, 2008, File No. 1-16167). †

	14.

Monsanto Company Long-Term Incentive Plan, as amended and restated, effective April 24, 2003 (formerly known as Monsanto 2000 Management Incentive Plan) (incorporated by reference to Appendix C to Notice of Annual Meeting and Proxy Statement dated March 13, 2003, File No. 1-16167). †

	14.1.

First Amendment, effective Jan. 29, 2004, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.1 of the Form 10-Q for the period ended Feb. 29, 2004, File No. 1-16167). †

	14.2.

Second Amendment, effective Oct. 23, 2006, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18.2 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167). †

	14.3.

Third Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.3 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

	14.4.

Fourth Amendment, effective June 14, 2007, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19.4 of Form 10-K for the period ended Aug. 31, 2007, File No. 1-16167). †

	14.5.

Fifth Amendment, effective Sept. 1, 2010, to the Monsanto Company Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

	14.6.

Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan, as amended and restated, as of Oct. 2004 (incorporated by reference to Exhibit 10.16.2 of Form 10-K for the period ended Aug. 31, 2004, File No. 1-16167). †

MONSANTO COMPANY	2010 FORM 10-K/A

14.7.

Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167).†

14.8.

Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as of Oct. 2008 (incorporated by reference to Exhibit 10.19.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

14.9.

Form of Terms and Conditions of Option Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved on Oct. 25, 2010 (incorporated by reference to Exhibit 14.9 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

14.10.

Form of Terms and Conditions of Restricted Stock Grant Under the Monsanto Company Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17.3 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

14.11.

Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2006 (incorporated by reference to Exhibit 10.18.5 of the Form 10-K for the period ended Aug. 31, 2006, File No. 1-16167). †

14.12.

Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan, as of Oct. 2005 (incorporated by reference to Exhibit 10.17.4 of Form 10-K for the period ended Aug. 31, 2005, File No. 1-16167).†

14.13.

Form of Terms and Conditions of Restricted Stock Unit Grant Under the Monsanto Company Long-Term Incentive Plan and the Monsanto Company 2005 Long-Term Incentive Plan, as approved by the People and Compensation Committee of the Board of Directors on Aug. 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed Aug. 10, 2007, File No. 1-16167). †

14.14.

Form of Non-Employee Director Restricted Share Grant Terms and Conditions Under the Monsanto Company Long-Term Incentive Plan and the Monsanto 2005 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.16.2 of the Form 10-Q for the period ended May 31, 2004, File No. 1-16167).†

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

16.	Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 16 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

16.1.

Amendment No. 1, effective Aug. 27, 2009, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 16.1 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

16.2.

Amendment No. 2, effective Aug. 1, 2010, to the Amended and Restated Deferred Payment Plan, effective Dec. 8, 2008 (incorporated by reference to Exhibit 16.2 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

17.

Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 17 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

17.1.

Form of Terms and Conditions of Units Under the Monsanto Company Phantom Share Unit Retention Plan for Long-Term International Assignees, amended and restated on Dec. 15, 2008 (incorporated by reference to Exhibit 17.1 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167). †

18.

Annual Incentive Program for Certain Executive Officers (incorporated by reference to the description appearing under the sub-heading “Approval of Performance Goal Under §162(m) of the Internal Revenue Code” on pages 12 through 13 of the Proxy Statement dated Dec. 14, 2005).†

19.

Fiscal Year 2010 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 27, 2009 (incorporated by reference to Exhibit 10 to Form 8-K, filed Sept. 1, 2009, File No. 1-16167).†

20.

Fiscal Year 2011 Annual Incentive Plan Summary, as approved by the People and Compensation Committee of the Board of Directors on Aug. 26, 2010 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed Sept. 1, 2010, File No. 1-16167). †

21.	Form of Change of Control Employment Security Agreement, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed on Sept. 7, 2010, File No. 1-16167). †

22.

Monsanto Company Executive Health Management Program, as amended and restated as of Oct. 25, 2010 (incorporated by reference to Exhibit 22 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

MONSANTO COMPANY	2010 FORM 10-K/A

23.

Amended and Restated Monsanto Company Recoupment Policy, as approved by the Board of Directors on Oct. 27, 2009 (incorporated by reference to Exhibit 10.20.7 to Form 10-K, filed Oct. 27, 2009, File No. 1-16167).†

	24.	Monsanto Benefits Plan for Third Country Nationals (incorporated by reference to Exhibit 10.2 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167) †

	24.1.	Amendment to Monsanto Benefits Plan for Third Country Nationals, effective Aug. 5, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed Aug. 11, 2008, File No. 1-16167). †

	25.	Annual Cash Compensation of Named Executive Officers dated Oct. 2010 (incorporated by reference to Exhibit 25 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).†

11	Omitted — see Item 8 — Note 23 — Earnings per Share.

12	Statements Re Computation of Ratios.

13	Omitted

14	Omitted — Monsanto’s Code of Ethics for Chief Executive and Senior Financial Officers is available on our Web site at www.monsanto.com.

16	Omitted

18	Omitted

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of Form 10-K for the period ended Aug. 31, 2010, File No. 1-16167).

22	Omitted

23	Consent of Independent Registered Public Accounting Firm.

24	1.	Powers of Attorney submitted by David L. Chicoine, Janice L. Fields, Laura K. Ipsen, Jon R. Moeller, Gwendolyn S. King, C. Steven McMillan, William U. Parfet, George H. Poste and Robert J. Stevens.

	2.	Power of Attorney submitted by Arthur H. Harper.

31	1.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

	2.	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and similar attachments to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

†	Represents management contract or compensatory plan or arrangement.

Monsanto Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of the company and its subsidiaries on a consolidated basis.