Form 10-Q/A
period 2010-11-30
MONSANTO CO /NEW/
filed 2011-11-14
CIK 1110783

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

Since these statements are based on factors that involve risks and uncertainties, our company’s actual performance and results may differ materially from those described or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, among others: continued competition in seeds, traits and agricultural chemicals; the company’s exposure to various contingencies, including those related to intellectual property protection, regulatory compliance and the speed with which approvals are received, and public acceptance of biotechnology products; the success of the company’s research and development activities; the outcomes of major lawsuits; developments related to foreign currencies and economies; successful operation of recent acquisitions; fluctuations in commodity prices; compliance with regulations affecting our manufacturing; the accuracy of the company’s estimates related to distribution inventory levels; the company’s ability to fund its short-term financing needs and to obtain payment for the products that it sells; the effect of weather conditions, natural disasters and accidents on the agriculture business or the company’s facilities; and other risks and factors described or referenced in Part II — Item 1A — Risk Factors — below and Part I — Item 1A of our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

Accordingly, we are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three month period ended Nov. 30, 2010, (the “Original Filing”) to restate our unaudited condensed consolidated financial statements and related disclosures for the three month period ended Nov. 30, 2010, and Nov. 30, 2009. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on Jan. 7, 2011.

In addition to the filing of this Form 10-Q/A, we are filing amendments to our Annual Report on Form 10-K for fiscal year ended

Aug. 31, 2010, to restate our consolidated financial statements for the fiscal years ended Aug. 31, 2010, and Aug. 31, 2009, as well as our Quarterly Reports on Form 10-Q for the quarterly periods ended Feb. 28, 2011, and May 31, 2011, to restate our unaudited condensed consolidated financial statements.

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.

The previously issued audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon for fiscal years 2009 and 2010 in the original Form 10-K, and the unaudited condensed consolidated financial statements for the fiscal quarters ending Nov. 30, 2009, through May 31, 2011, filed on Forms 10-Q should no longer be relied upon.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Internal Control Considerations

Through the internal investigation, management identified: (i) control deficiencies in its internal controls over financial reporting associated with the timing of the recording of customer incentive programs that constitute a material weakness, as discussed in Part I, Item 4 of this Form 10-Q/A, and (ii) the need to restate prior period consolidated financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures and material weaknesses identified, see Part I, Item 4 included in this filing.

For convenience of the reader, this Amended Filing sets forth the Original Filing, in its entirety, as well as the changes in our operating segments which occurred in February 2011 as reported in the Form 8-K filed on April 8, 2011. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I, Item 1. — Financial Statements;

•	Part I, Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4. — Controls and Procedures; and

•	Part II, Item 6. — Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining Items contained within this Amended Filing consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader. The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing on the Form 10-Q, and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the internal investigation, the resulting restatement of Monsanto’s consolidated financial statements and the reorganization of certain operating segments as reported in the Form 8-K filed on April 8, 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Operations

	Three Months Ended Nov. 30,
Unaudited	2010	2009
(Dollars in millions, except per share amounts)	Restated(1)	Restated(1)

Net Sales	$1,836	$1,704
Cost of goods sold	1,012	958

Gross Profit	824	746
Operating Expenses:
Selling, general and administrative expenses	450	496
Research and development expenses	303	267
Restructuring charges, net	7	14

Total Operating Expenses	760	777
Income (Loss) from Operations	64	(31)
Interest expense	43	39
Interest income	(15)	(11)
Other expense (income), net	12	(12)

Income (Loss) from Continuing Operations Before Income Taxes	24	(47)
Income tax provision (benefit)	9	(20)

Income (Loss) from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$15	$(27)

Discontinued Operations:
Income from operations of discontinued businesses	—	5
Income tax provision	—	—

Income on Discontinued Operations	—	5

Net Income (Loss)	$15	$(22)

Less: Net income attributable to noncontrolling interest	6	—

Net Income (Loss) Attributable to Monsanto Company	$9	$(22)

Amounts Attributable to Monsanto Company:
Income (loss) from continuing operations	$9	$(27)
Income on discontinued operations	—	5

Net Income (Loss) Attributable to Monsanto Company	$9	$(22)

Basic Earnings (Loss) per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.02	$(0.05)
Income on discontinued operations	—	0.01

Net Income (Loss) Attributable to Monsanto Company	$0.02	$(0.04)

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.02	$(0.05)
Income on discontinued operations	—	0.01

Net Income (Loss) Attributable to Monsanto Company	$0.02	$(0.04)

Weighted Average Shares Outstanding:
Basic	538.6	545.6
Diluted	544.5	545.6

Dividends Declared per Share	$—	$—

(1)	See Note 25 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Condensed Statements of Consolidated Financial Position

	As of Nov. 30,	As of Aug. 31,
Unaudited	2010	2010
(Dollars in millions, except share amounts)	Restated(1)	Restated(1)

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $48)	$1,732	$1,485
Trade receivables, net (variable interest entities restricted - 2011: $82)	1,698	1,590
Miscellaneous receivables	739	717
Deferred tax assets	471	529
Inventory, net	3,236	2,649
Other current assets	101	80

Total Current Assets	7,977	7,050
Total property, plant and equipment	8,193	8,068
Less accumulated depreciation	3,971	3,841

Property, Plant and Equipment, Net	4,222	4,227
Goodwill	3,229	3,204
Other Intangible Assets, Net	1,241	1,263
Noncurrent Deferred Tax Assets	1,045	1,014
Long-Term Receivables, Net	479	513
Other Assets	596	581

Total Assets	$18,789	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$394	$241
Accounts payable	688	752
Income taxes payable	64	66
Accrued compensation and benefits	236	179
Accrued marketing programs	613	887
Deferred revenues	1,338	219
Grower production accruals	422	97
Dividends payable	—	151
Customer payable	2	83
Restructuring reserves	132	197
Miscellaneous short-term accruals	647	684

Total Current Liabilities	4,536	3,556
Long-Term Debt	1,728	1,862
Postretirement Liabilities	947	920
Long-Term Deferred Revenue	401	395
Noncurrent Deferred Tax Liabilities	144	137
Long-Term Portion of Environmental and Litigation Liabilities	185	188
Other Liabilities	652	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 589,346,837 and 588,439,202 shares, respectively Outstanding 536,459,651 and 540,376,499 shares, respectively	6	6
Treasury stock 52,887,186 and 48,062,703 shares, respectively, at cost	(2,378)	(2,110)
Additional contributed capital	9,946	9,896
Retained earnings	3,187	3,178
Accumulated other comprehensive loss	(707)	(897)
Reserve for ESOP debt retirement	(4)	(4)

Total Monsanto Company Shareowners’ Equity	10,050	10,069

Noncontrolling Interest	146	44

Total Shareowners’ Equity	10,196	10,113

Total Liabilities and Shareowners’ Equity	$18,789	$17,852

(1)	See Note 25 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Cash Flows

	Three Months Ended Nov. 30,
Unaudited	2010	2009
(Dollars in millions)	Restated(1)	Restated(1)

Operating Activities:
Net Income (Loss)	$15	$(22)
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	155	144
Bad-debt expense	(1)	14
Stock-based compensation expense	27	24
Excess tax benefits from stock-based compensation	(9)	(13)
Deferred income taxes	26	(48)
Restructuring charges, net	7	14
Equity affiliate income, net	(1)	(14)
Net gain on sales of a business or other assets	(1)	(1)
Other items	23	9
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	34	(343)
Inventory, net	(555)	(538)
Deferred revenues	1,101	126
Accounts payable and other accrued liabilities	(143)	(574)
Restructuring cash payments	(76)	(79)
Pension contributions	—	(78)
Net investment hedge settlement	—	(4)
Other items	22	(20)

Net Cash Provided (Required) by Operating Activities	624	(1,403)

Cash Flows Required by Investing Activities:
Capital expenditures	(125)	(192)
Acquisition of businesses, net of cash acquired	—	(20)
Purchases of long-term equity securities	—	(2)
Technology and other investments	(2)	(9)
Other investments and property disposal proceeds	3	26

Net Cash Required by Investing Activities	(124)	(197)

Cash Flows (Required) Provided by Financing Activities:
Net change in financing with less than 90-day maturities	72	299
Short-term debt proceeds	15	25
Short-term debt reductions	(16)	(29)
Long-term debt reductions	(1)	(1)
Payments on other financing	(2)	(1)
Treasury stock purchases	(267)	(64)
Stock option exercises	16	16
Excess tax benefits from stock-based compensation	9	13
Dividend payments	(151)	(145)
Dividend payments to noncontrolling interests	(15)	(11)

Net Cash (Required) Provided by Financing Activities	(340)	102

Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	13

Net Increase (Decrease) in Cash and Cash Equivalents	247	(1,485)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,732	$471

(1)	See Note 25 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

See Note 20 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners

(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(2)	Reserve for ESOP Debt	Non- Controlling Interest	Total

Balance as of Aug. 31, 2009 Restated(1)	$6	$(1,577)	$9,695	$2,665	$(744)	$(6)	$69	$10,108
Net income Restated(1)	—	—	—	1,096	—	—	19	1,115
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity,
net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010 Restated(1)							18	961
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010 Restated(1)	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income Restated(1)	—	—	—	9	—	—	6	15
Foreign currency translation	—	—	—	—	130	—	4	134
Postretirement benefit plan activity, net of tax of $6	—	—	—	—	9	—	—	9
Unrealized net gains on investment holdings, net of tax of $2	—	—	—	—	4	—	—	4
Unrealized net derivative gains, net of tax of $29	—	—	—	—	46	—	—	46
Realized net derivative losses, net of tax of $3	—	—	—	—	1	—	—	1

Comprehensive income for 2011 Restated(1)							10	209
Treasury stock purchases	—	(268)	—	—	—	—	—	(268)
Issuance of shares under employee stock plans	—	—	16	—	—	—	—	16
Excess tax benefits from stock-based compensation	—	—	9	—	—	—	—	9
Stock-based compensation expense	—	—	25	—	—	—	—	25
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Noncontrolling interest in consolidated variable interest entities	—	—	—	—	—	—	107	107

Balance as of Nov. 30, 2010 Restated(1)	$6	$(2,378)	$9,946	$3,187	$(707)	$(4)	$146	$10,196

(1)	See Note 25 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements.

(2)	See Note 18 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. This Report on Form 10-Q/A should be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010. Financial information for the first three months of fiscal year 2011 should not be annualized because of the seasonality of the company’s business.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

As of Nov. 30, 2010

(Dollars in millions)	Financing Programs VIEs
Cash and cash equivalents	$48
Trade receivables, net	82
Total Assets	130
Total Liabilities	—
Maximum Exposure to Loss	$13

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

(1)

For the three months ended Nov. 30, 2010, the $7 million of restructuring charges were split by segment as follows: $(4) million in Agricultural Productivity and $11 million in Seeds and Genomics. For the three months ended Nov. 30, 2009, the $14 million of restructuring charges were split by segment as follows: $11 million in Agricultural Productivity and $3 million in Seeds and Genomics.

(2)

The restructuring charges for the three months ended Nov. 30, 2010, and Nov. 30, 2009, include reversals of $25 million and $2 million, respectively, related to the 2009 Restructuring Plan. The reversals are primarily related to severance. Although positions originally included in the plan were eliminated, individuals found new roles within the company due to attrition.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table displays the pretax charges of $7 million and $14 million incurred by segment under the 2009 Restructuring Plan for the first quarters ended Nov. 30, 2010, and Nov. 30, 2009, respectively, as well as the cumulative pretax charges of $737 million under the 2009 Restructuring Plan.

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

The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

(Dollars in millions)	Work Force Reductions	Facility Closures / Exit Costs	Asset Impairments	Total

Beginning Liability as of Aug. 31, 2010	$153	$44	$—	$197
Net restructuring charges recognized in first quarter 2011	(18)	25	—	7
Cash payments	(66)	(10)	—	(76)
Asset impairments and write-offs	—	—	—	—
Foreign currency impact	4	—	—	4

Ending Liability as of Nov. 30, 2010	$73	$59	$—	$132

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

NOTE 8. INVENTORY

Components of inventory are:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2010 Restated	2010 Restated

Finished Goods	$1,595	$1,135
Goods In Process	1,352	1,299
Raw Materials and Supplies	410	326

Inventory at FIFO Cost	3,357	2,760
Excess of FIFO over LIFO Cost	(121)	(111)

Total	$3,236	$2,649

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first quarter of fiscal year 2011, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Balance as of Aug. 31, 2010	$3,147	$57	$3,204
Acquisition Activity (see Note 3)	—	—	—
Effect of Foreign Currency Translation Adjustments	25	—	25

Balance as of Nov. 30, 2010	$3,172	$57	$3,229

In first quarter 2011, goodwill increased due to the effects of foreign currency translation adjustments. There were no events or circumstances indicating that goodwill might be impaired as of Nov. 30, 2010. The 2011 annual goodwill impairment test will be performed as of March 1, 2011.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Information regarding the company’s other intangible assets is as follows:

	As of Nov. 30, 2010			As of Aug. 31, 2010
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Acquired Germplasm	$1,167	$(652)	$515	$1,161	$(640)	$521
Acquired Intellectual Property	870	(665)	205	866	(649)	217
Trademarks	346	(98)	248	344	(94)	250
Customer Relationships	321	(121)	200	317	(113)	204
Other	126	(53)	73	121	(50)	71

Total	$2,830	$(1,589)	$1,241	$2,809	$(1,546)	$1,263

Total amortization expense of other intangible assets was $38 million in first quarter of fiscal year 2011 and $40 million in first quarter of fiscal year 2010. Estimated intangible asset amortization expense for each of the five succeeding fiscal years for owned assets as of Nov. 30, 2010, has not changed significantly from the amounts disclosed in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

NOTE 12. INCOME TAXES

Management regularly assesses the tax risk of the company’s tax return filing positions for all open years and establishes reserves accordingly. During first quarter 2010 statutes expired in several jurisdictions and an audit was completed in an ex-U.S. jurisdiction. Primarily as a result of these items, Monsanto recorded a tax benefit of $8 million in first quarter 2010.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Fair Value Measurements at Nov. 30, 2010, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,347	$—	$—	$—	$1,347
Equity securities	32	—	—	—	32
Derivative assets related to:
Foreign currency	—	22	—	—	22
Interest rates	—	14	—	—	14
Corn	13	1	—	(12)	2
Soybeans	17	4	—	(17)	4
Raw materials	—	2	—	—	2

Total Assets at Fair Value	$1,409	$43	$—	$(29)	$1,423

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$26	$—	$—	$26
Interest rates	—	12	—	—	12
Corn	1	1	—	—	2
Soybeans	6	5	—	—	11
Energy and raw materials	—	17	—	—	17

Total Liabilities at Fair Value	$7	$61	$—	$—	$68

	Fair Value Measurements at Aug. 31, 2010, Using
				Cash
				Collateral	Net
(Dollars in millions)	Level 1	Level 2	Level 3	Offset(1)	Balance

Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following table summarizes the changes in fair value of the Level 3 asset for the three months ended Nov. 30, 2010.

(Dollars in millions)

Balance Sept. 1, 2010	$10
Elimination due to consolidation of variable interest entities	(10)

Balance Nov. 30, 2010	$—

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

Financial instruments are neither held nor issued by the company for trading purposes.

The notional amounts of the company’s derivative instruments outstanding as of Nov. 30, 2010, and Aug. 31, 2010, were as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2010	2010

Derivatives Designated as Hedges:
Foreign exchange contracts	$445	$383
Commodity contracts	568	387
Interest rate contracts	775	775

Total Derivatives Designated as Hedges	$1,788	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,266	$862
Commodity contracts	69	123
Interest rate contracts	115	—
Grower contracts	41	34

Total Derivatives Not Designated as Hedges	$1,491	$1,019

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of Nov. 30, 2010, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value
		As of Nov. 30,	As of Aug. 31,
(Dollars in millions)		2010	2010

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$12	$23
Foreign exchange contracts	Other assets	3	—
Commodity contracts	Other current assets(1)	26	12
Commodity contracts	Other assets(1)	7	4
Interest rate contracts	Other assets(1)	14	—

Total derivatives designated as hedges		62	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	7	3
Commodity contracts	Trade receivables, net	4	5

Total derivatives not designated as hedges		11	8

Total Asset Derivatives		$73	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$3	$—
Commodity contracts	Other current assets(1)	7	—
Commodity contracts	Miscellaneous short-term accruals	10	14
Commodity contracts	Other liabilities	6	8
Interest rate contracts	Miscellaneous short-term accruals	10	11
Interest rate contracts	Other liabilities	2	28

Total derivatives designated as hedges		38	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	23	5
Commodity contracts	Trade receivables, net(1)	1	4
Commodity contracts	Miscellaneous short-term accruals	6	9

Total derivatives not designated as hedges		30	18

Total Liability Derivatives		$68	$79

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended Nov. 30,		Three Months Ended Nov. 30,		Income Statement
(Dollars in millions)	2010	2009	2010	2009	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(8)	$(5)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(5)	$(5)	(2)	1	Net sales
Foreign exchange contracts	(2)	(9)	4	7	Cost of goods sold
Commodity contracts	41	73	(5)	(14)	Cost of goods sold
Interest rate contracts	41	(4)	(2)	(2)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	—	—	N/A(5)

Total Derivatives Designated as Hedges	75	52	(13)	(13)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			—	(8)	Other expense, net
Commodity contracts			(1)	—	Net sales
Commodity contracts			(1)	—	Cost of goods sold

Total Derivatives Not Designated as Hedges			(2)	(8)

Total Derivatives	$75	$52	$(15)	$(21)

(1)	Accumulated other comprehensive income (loss) (AOCI)

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Information regarding accumulated other comprehensive income (loss) is as follows:

	As of Nov. 30,	As of Aug. 31,
(Dollars in millions)	2010	2010

Accumulated Foreign Currency Translation Adjustments	$(110)	$(240)
Net Unrealized Gain on Investments, Net of Tax	4	—
Net Accumulated Derivative Loss, Net of Tax	(1)	(48)
Postretirement Benefit Plan Activity, Net of Tax	(600)	(609)

Accumulated Other Comprehensive Loss	$(707)	$(897)

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

NOTE 21. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Liabilities: Monsanto is involved in environmental remediation and legal proceedings related to its current business and, pursuant to its indemnification obligations, related to Pharmacia’s former chemical and agricultural businesses. In addition, Monsanto has liabilities established for various product claims. With respect to certain of these proceedings, Monsanto has a liability recorded of $244 million and $255 million as of Nov. 30, 2010, and Aug. 31, 2010, respectively, for the estimated contingent liabilities. Information regarding the environmental liabilities appears in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

•

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action. The court has set a trial date of Aug. 1, 2011, for the Bibb class action.

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

•

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

Guarantees: Disclosures regarding the guarantees Monsanto provides for certain customer loans in the United States, Brazil, Europe, and Argentina can be found in Note 4 — Customer Financing Programs — of this Form 10-Q/A. Except as described in that note, there have been no significant changes to guarantees made by Monsanto since Aug. 31, 2010. Disclosures regarding these guarantees made by Monsanto can be found in Note 25 — Commitments and Contingencies — of the notes to the consolidated financial statements contained in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

NOTE 22. SEGMENT INFORMATION

Monsanto conducts its worldwide operations through global businesses, which are aggregated into reportable segments based on similarity of products, production processes, customers, distribution methods and economic characteristics. The operating segments are aggregated into two reportable segments: Seeds and Genomics and Agricultural Productivity. The Seeds and Genomics segment consists of the global seeds and related traits businesses and biotechnology platforms. Within the Seeds and Genomics segment, Monsanto’s significant operating segments are corn seed and traits, soybean seed and traits, cotton seed and traits, vegetable seeds and all other crops seeds and traits. The wheat and sugarcane businesses acquired in fourth and second quarters of 2009, respectively, are included in the all other crops seeds and traits operating segment. In February 2011, the company reorganized the operating segments within our Agricultural Productivity reportable segment as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The “ROUNDUP and other glyphosate-based herbicides” operating segment and the “all other agricultural products” operating segments within Agricultural Productivity were combined into one operating segment titled “Agricultural Productivity” representing our weed management platform and supporting our Seeds and Genomics business. The change in operating segments had no impact on the company’s reportable segments. The historical segment disclosures have been recast. The Dairy business, which was previously included in the Agricultural Productivity segment, was divested in fiscal year 2009 and is included in discontinued operations. EBIT is defined as earnings (loss) before interest and taxes. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally accounted for across the entire company on a consolidated basis. Sales between segments were not significant. Certain SG&A expenses are allocated between segments based on activity. Based on the Agricultural Productivity segment’s decreasing contribution to total Monsanto operations, the allocation percentages were changed at the beginning of fiscal year 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010 Restated	2009 Restated
Net Sales
Corn seed and traits	$614	$569
Soybean seed and traits	226	201
Cotton seed and traits	112	59
Vegetable seeds	183	173
All other crops seeds and traits	28	29
Total Seeds and Genomics	$1,163	$1,031
Agricultural productivity	673	673
Total Agricultural Productivity	$673	$673
Total	$1,836	$1,704

Gross Profit
Corn seed and traits	$339	$304
Soybean seed and traits	153	139
Cotton seed and traits	74	33
Vegetable seeds	113	112
All other crops seeds and traits	—	9

Total Seeds and Genomics	$679	$597
Agricultural productivity	145	149
Total Agricultural Productivity	$145	$149
Total	$824	$746

EBIT(1)(2)(3)
Seeds and Genomics	$(20)	$(57)
Agricultural Productivity	66	41
Total	$46	$(16)

Depreciation and Amortization Expense
Seeds and Genomics	$122	$110
Agricultural Productivity	33	34
Total	$155	$144

(1)

EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles. EBIT is the primary operating performance measure for the two business segments.

(2)	Agricultural Productivity EBIT includes income of $5 million from discontinued operations for first quarter 2010.

(3)	EBIT includes restructuring charges for first quarter 2011 and 2010. See Note 6 – Restructuring – for additional information.

A reconciliation of EBIT to net income (loss) for each quarter follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010 Restated	2009 Restated
EBIT(1)	$46	$(16)
Interest Expense — Net	28	28
Income Tax Provision (Benefit)(2)	9	(22)
Net Income (Loss) Attributable to Monsanto Company	$9	$(22)

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision (benefit) from continuing operations and the income tax provision (benefit) on noncontrolling interest.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

NOTE 25. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The effects of the adjustments relating to certain customer incentive programs to our previously issued unaudited Statements of Consolidated Operations for the three months ended Nov. 30, 2010, and Nov. 30, 2009, include increases in net sales of $6 million and $7 million, increases in income tax expense of $3 million and $3 million and increases in net income of $3 million and $4 million, respectively. The effects of the adjustments to our previously issued unaudited Condensed Statement of Consolidated Financial Position as of Nov. 30, 2010, and Aug. 31, 2010, include increases in deferred tax assets of $16 million and $18 million and increases in accrued marketing programs of $43 million and $48 million, respectively.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

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

The following tables present the impact of the restatement on Monsanto’s previously issued Statements of Consolidated Operations for the three months ended Nov. 30, 2010, and Nov. 30, 2009, and its Condensed Statements of Consolidated Financial Position as of Nov. 30, 2010, and Aug. 31, 2010:

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Statements of Consolidated Operations

	Three Months Ended Nov. 30, 2010
Unaudited (Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated

Net Sales	$1,830	$6	$1,836
Cost of goods sold	1,012	—	1,012
Gross Profit	818	6	824
Operating Expenses:
Selling, general and administrative expenses	450	—	450
Research and development expenses	303	—	303
Restructuring charges, net	7	—	7
Total Operating Expenses	760	—	760
Income from Operations	58	6	64
Interest expense	43	—	43
Interest income	(15)	—	(15)
Other expense (income), net	12	—	12
Income from Continuing Operations Before Income Taxes	18	6	24
Income tax provision	6	3	9
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$12	$3	$15
Discontinued Operations:
Income from operations of discontinued businesses	—	—	—
Income tax provision	—	—	—
Income on Discontinued Operations	—	—	—
Net Income	$12	$3	$15
Less: Net income attributable to noncontrolling interest	6	—	6
Net Income Attributable to Monsanto Company	$6	$3	$9

Amounts Attributable to Monsanto Company:
Income from continuing operations	$6	$3	$9
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$6	$3	$9

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.01	$0.01	$0.02
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$0.01	$0.01	$0.02

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.01	$0.01	$0.02
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$0.01	$0.01	$0.02

Weighted Average Shares Outstanding:
Basic	538.6		538.6
Diluted	544.5		544.5

Dividends Declared per Share	$—		$—

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Statements of Consolidated Operations

	Three Months Ended Nov. 30, 2009
Unaudited (Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated
Net Sales	$1,697	$7	$1,704
Cost of goods sold	958	—	958
Gross Profit	739	7	746
Operating Expenses:
Selling, general and administrative expenses	496	—	496
Research and development expenses	267	—	267
Restructuring charges, net	14	—	14
Total Operating Expenses	777	—	777
Income from Operations	(38)	7	(31)
Interest expense	39	—	39
Interest income	(11)	—	(11)
Other expense (income), net	(12)	—	(12)
Income from Continuing Operations Before Income Taxes	(54)	7	(47)
Income tax provision	(30)	10	(20)
Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	$(24)	$(3)	$(27)
Discontinued Operations:
Income from operations of discontinued businesses	5	—	5
Income tax provision	—	—	—
Income on Discontinued Operations	5	—	5
Net Income	$(19)	$(3)	$(22)
Less: Net income attributable to noncontrolling interest	—	—	—
Net Income Attributable to Monsanto Company	$(19)	$(3)	$(22)

Amounts Attributable to Monsanto Company:
Income from continuing operations	$(24)	$(3)	$(27)
Income on discontinued operations	5	—	5
Net Income Attributable to Monsanto Company	$(19)	$(3)	$(22)

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$(0.04)	$(0.01)	$(0.05)
Income on discontinued operations	0.01	—	0.01
Net Income Attributable to Monsanto Company	$(0.03)	$(0.01)	$(0.04)

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$(0.04)	$(0.01)	$(0.05)
Income on discontinued operations	0.01	—	0.01
Net Income Attributable to Monsanto Company	$(0.03)	$(0.01)	$(0.04)

Weighted Average Shares Outstanding:
Basic	545.6		545.6
Diluted	545.6		545.6

Dividends Declared per Share	$—		$—

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Condensed Statements of Consolidated Financial Position

	As of Nov. 30, 2010
Unaudited (Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $48)	$1,732	$—	$—	$1,732
Trade receivables, net (variable interest entities restricted - 2011: $82)	1,698	—	—	1,698
Miscellaneous receivables	739	—	—	739
Deferred tax assets	455	16	—	471
Inventory, net	3,331	—	(95)	3,236
Other current assets	101	—	—	101
Total Current Assets	8,056	16	(95)	7,977
Total property, plant and equipment	8,193	—	—	8,193
Less accumulated depreciation	3,971	—	—	3,971
Property, Plant and Equipment, Net	4,222	—	—	4,222
Goodwill	3,229	—	—	3,229
Other Intangible Assets, Net	1,241	—	—	1,241
Noncurrent Deferred Tax Assets	1,045	—	—	1,045
Long-Term Receivables, Net	479	—	—	479
Other Assets	542	—	54	596
Total Assets	$18,814	$16	$(41)	$18,789

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$394	$—	$—	$394
Accounts payable	688	—	—	688
Income taxes payable	64	—	—	64
Accrued compensation and benefits	236	—	—	236
Accrued marketing programs	570	43	—	613
Deferred revenues	1,338	—	—	1,338
Grower production accruals	463	—	(41)	422
Dividends payable	—	—	—	—
Customer payable	2	—	—	2
Restructuring reserves	132	—	—	132
Miscellaneous short-term accruals	647	—	—	647
Total Current Liabilities	4,534	43	(41)	4,536
Long-Term Debt	1,728	—	—	1,728
Postretirement Liabilities	947	—	—	947
Long-Term Deferred Revenue	401	—	—	401
Noncurrent Deferred Tax Liabilities	144	—	—	144
Long-Term Portion of Environmental and Litigation Liabilities	185	—	—	185
Other Liabilities	652	—	—	652
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 589,346,837 shares
Outstanding 536,459,651 shares	6	—	—	6
Treasury stock 52,887,186 shares, at cost	(2,378)	—	—	(2,378)
Additional contributed capital	9,946	—	—	9,946
Retained earnings	3,214	(27)	—	3,187
Accumulated other comprehensive loss	(707)	—	—	(707)
Reserve for ESOP debt retirement	(4)	—	—	(4)
Total Monsanto Company Shareowners’ Equity	10,077	(27)	—	10,050
Noncontrolling Interest	146	—	—	146
Total Shareowners’ Equity	10,223	(27)	—	10,196
Total Liabilities and Shareowners’ Equity	$18,814	$16	$(41)	$18,789

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Condensed Statements of Consolidated Financial Position

	As of Aug. 31, 2010
(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated

Assets
Current Assets:
Cash and cash equivalents	$1,485	$—	$—	$1,485
Trade receivables, net	1,590	—	—	1,590
Miscellaneous receivables	717	—	—	717
Deferred tax assets	511	18	—	529
Inventory, net	2,739	—	(90)	2,649
Other current assets	80	—	—	80
Total Current Assets	7,122	18	(90)	7,050
Total property, plant and equipment	8,068	—	—	8,068
Less accumulated depreciation	3,841	—	—	3,841
Property, Plant and Equipment, Net	4,227	—	—	4,227
Goodwill	3,204	—	—	3,204
Other Intangible Assets, Net	1,263	—	—	1,263
Noncurrent Deferred Tax Assets	1,014	—	—	1,014
Long-Term Receivables, Net	513	—	—	513
Other Assets	524	—	57	581
Total Assets	$17,867	$18	$(33)	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$241	$—	$—	$241
Accounts payable	752	—	—	752
Income taxes payable	66	—	—	66
Accrued compensation and benefits	179	—	—	179
Accrued marketing programs	839	48	—	887
Deferred revenues	219	—	—	219
Grower production accruals	130	—	(33)	97
Dividends payable	151	—	—	151
Customer payable	83	—	—	83
Restructuring reserves	197	—	—	197
Miscellaneous short-term accruals	684	—	—	684
Total Current Liabilities	3,541	48	(33)	3,556
Long-Term Debt	1,862	—	—	1,862
Postretirement Liabilities	920	—	—	920
Long-Term Deferred Revenue	395	—	—	395
Noncurrent Deferred Tax Liabilities	137	—	—	137
Long-Term Portion of Environmental and Litigation Liabilities	188	—	—	188
Other Liabilities	681	—	—	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 588,439,202 shares, respectively
Outstanding 540,376,499 shares, respectively	6	—	—	6
Treasury stock 48,062,703 shares, respectively, at cost	(2,110)	—	—	(2,110)
Additional contributed capital	9,896	—	—	9,896
Retained earnings	3,208	(30)	—	3,178
Accumulated other comprehensive loss	(897)	—	—	(897)
Reserve for ESOP debt retirement	(4)	—	—	(4)
Total Monsanto Company Shareowners’ Equity	10,099	(30)	—	10,069
Noncontrolling Interest	44	—	—	44
Total Shareowners’ Equity	10,143	(30)	—	10,113
Total Liabilities and Shareowners’ Equity	$17,867	$18	$(33)	$17,852

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following tables present the impact of the restatement on Monsanto’s previously issued audited Statements of Consolidated Cash Flows for the three months ended Nov. 30, 2010, and 2009. The only effect of the restatement on the Statements of Consolidated Cash Flows for both years was to components within operating cash flows. There were no effects on total operating, investing activities, financing activities, or cash and cash equivalents as a result of the restatement.

	Three Months Ended Nov. 30, 2010

Unaudited (Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated

Operating Activities:
Net Income	$12	$3	$—	$15
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	155	—	—	155
Bad-debt expense	(1)	—	—	(1)
Stock-based compensation expense	27	—	—	27
Excess tax benefits from stock-based compensation	(9)	—	—	(9)
Deferred income taxes	24	2	—	26
Restructuring charges, net	7	—	—	7
Equity affiliate income, net	(1)	—	—	(1)
Net gain on sales of a business or other assets	(1)	—	—	(1)
Other items	19	—	4	23
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	34	—	—	34
Inventory, net	(559)	—	4	(555)
Deferred revenues	1,101	—	—	1,101
Accounts payable and other accrued liabilities	(130)	(5)	(8)	(143)
Restructuring cash payments	(76)	—	—	(76)
Other items	22	—	—	22

Net Cash Provided by Operating Activities	624	—	—	624

	Three Months Ended Nov. 30, 2009
Unaudited (Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated

Operating Activities:
Net Income	$(19)	$(3)	$—	$(22)
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	144	—	—	144
Bad-debt expense	14	—	—	14
Stock-based compensation expense	24	—	—	24
Excess tax benefits from stock-based compensation	(13)	—	—	(13)
Deferred income taxes	(58)	10	—	(48)
Restructuring charges, net	14	—	—	14
Equity affiliate income, net	(14)	—	—	(14)
Net gain on sales of a business or other assets	(1)	—	—	(1)
Other items	13	—	(4)	9
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(343)	—	—	(343)
Inventory, net	(539)	—	1	(538)
Deferred revenues	126	—	—	126
Accounts payable and other accrued liabilities	(573)	(7)	6	(574)
Restructuring cash payments	(79)	—	—	(79)
Pension contributions	(78)	—	—	(78)
Net investment hedge settlement	(4)	—	—	(4)
Other items	(17)	—	(3)	(20)

Net Cash Provided by Operating Activities	(1,403)	—	—	(1,403)

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the Explanatory Note and Note 25 — Restatement of Consolidated Financial Statements — we have restated our previously issued condensed consolidated financial statements; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with Monsanto’s consolidated financial statements and the accompanying notes. This Report on Form 10-Q/A should also be read in conjunction with Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010. Financial information for the first three months of fiscal year 2011 should not be annualized because of the seasonality of our business. The notes to the consolidated financial statements referred to throughout this MD&A are included in Part I — Item 1 — Financial Statements — of this Report on Form 10-Q/A. Unless otherwise indicated, “Monsanto,” the “company,” “we,” “our” and “us” are used interchangeably to refer to Monsanto Company or to Monsanto Company and its consolidated subsidiaries, as appropriate to the context. Unless otherwise indicated, “earnings (loss) per share” and “per share” mean diluted earnings (loss) per share. Unless otherwise noted, all amounts and analyses are based on continuing operations. Unless otherwise indicated, trademarks owned or licensed by Monsanto or its subsidiaries are shown in all capital letters. Unless otherwise indicated, references to “ROUNDUP herbicides” mean ROUNDUP branded herbicides, excluding all lawn-and-garden herbicides, and references to “ROUNDUP and other glyphosate-based herbicides” exclude all lawn-and-garden herbicides.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

Executive Summary

Consolidated Operating Results — Net sales increased $132 million, or eight percent, in the three-month comparison. This increase was primarily a result of increased sales of cotton and corn seed and traits in Australia and Argentina, respectively. Net income in first quarter 2011 was income of $0.02 per share, compared with a loss of $0.04 per share in first quarter 2010.

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

See the “Outlook” section of MD&A for a more detailed discussion of some of the opportunities and risks we have identified for our business. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q/A, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

RESULTS OF OPERATIONS — FIRST QUARTER FISCAL YEAR 2011

	Three Months Ended Nov. 30,
(Dollars in millions, except per share amounts)	2010 Restated	2009 Restated	Change
Net Sales	$1,836	$1,704	8%
Gross Profit	824	746	10%
Operating Expenses:
Selling, general and administrative expenses	450	496	(9)%
Research and development expenses	303	267	13%
Restructuring charges, net	7	14	(50)%
Total Operating Expenses	760	777	(2)%
Income (Loss) from Operations	64	(31)	(306)%
Interest expense	43	39	10%
Interest income	(15)	(11)	36%
Other expense (income) — net	12	(12)	(200)%
Income (Loss) from Continuing Operations Before Income Taxes	24	(47)	(151)%
Income tax provision (benefit)	9	(20)	(145)%
Income (Loss) from Continuing Operations Including Portion Attributable to Noncontrolling Interest	15	(27)	(156)%
Discontinued Operations:
Income from operations of discontinued businesses	—	5	NM
Income tax provision	—	—	NM
Income on Discontinued Operations	—	5	NM
Net Income (Loss)	$15	$(22)	(168)%
Less: Net income attributable to noncontrolling interest	6	—	NM
Net Income (Loss) Attributable to Monsanto Company	$9	$(22)	(141)%

Diluted Earnings (Loss) per Share Attributable to Monsanto Company:
Income (loss) from continuing operations	$0.02	$(0.05)	(140)%
Income on discontinued operations	—	0.01	NM
Net Income (Loss) Attributable to Monsanto Company	$0.02	$(0.04)	(150)%

NM = Not Meaningful

Effective Tax Rate	38%	43%

Comparison as a Percent of Net Sales:
Gross profit	45%	44%
Selling, general and administrative expenses	25%	29%
Research and development expenses	17%	16%
Total operating expenses	41%	46%
Income (loss) from continuing operations before income taxes	1%	(3)%
Net income (loss) attributable to Monsanto Company	—	(1)%

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our first quarter income from continuing operations:

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

Gross profit increased 10 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased one percentage point to 45 percent in first quarter 2011 primarily driven by the increase in cotton and corn seed and trait sales. Gross profit percentage in the Seed and Genomics Segment remained flat at 58 percent in first quarter 2011. See the “Seeds and Genomics Segment” section of MD&A for details. Gross profit percentage for the Agricultural Productivity segment remained flat at 22 percent in first quarter 2011. See the “Agricultural Productivity Segment” section of the MD&A for the factors affecting the Agricultural Productivity gross profit.

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

Income tax provision (benefit) was $9 million in first quarter 2011, an increase of $29 million over the prior-year quarter primarily as a result of the increase in pretax income from continuing operations. The effective tax rate decreased to 38 percent from 43 percent in first quarter 2010. First quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $8 million. The majority of this benefit resulted from the expiration of statutes in several jurisdictions and the resolution of an ex-U.S. audit. In addition, the effective tax rate for first quarter 2010 was affected by restructuring charges in low tax rate jurisdictions. Without these items, our effective tax rate for first quarter 2011 would have been comparable to the 2010 rate.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009	Change

Net Sales
Corn seed and traits	$614	$569	8%
Soybean seed and traits	226	201	12%
Cotton seed and traits	112	59	90%
Vegetable seeds	183	173	6%
All other crops seeds and traits	28	29	(3)%

Total Net Sales	$1,163	$1,031	13%

Gross Profit
Corn seed and traits	$339	$304	12%
Soybean seed and traits	153	139	10%
Cotton seed and traits	74	33	124%
Vegetable seeds	113	112	1%
All other crops seeds and traits	—	9	(100)%

Total Gross Profit	$679	$597	14%

EBIT(1)	$(20)	$(57)	(65)%

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

EBIT for the Seeds and Genomics segment increased $37 million to a loss of $20 million in first quarter 2011.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Nov. 30,
	2010	2009
(Dollars in millions)	Restated	Restated	Change

Net Sales
Agricultural productivity	$673	$673	NM

Total Net Sales	$673	$673	NM

Gross Profit
Agricultural productivity	$145	$149	(3)%

Total Gross Profit	$145	$149	(3)%

EBIT(1)	$66	$41	61%

NM = Not Meaningful

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Agricultural Productivity Financial Performance — First Quarter Fiscal Year 2011

Net sales of Agricultural Productivity remained flat in the three-month comparison. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 13 percent in first quarter 2011 from first quarter 2010. Offsetting this increase, the average net selling price for ROUNDUP and other glyphosate-based herbicides decreased in most regions in first quarter 2011 compared to first quarter 2010 due to previously announced price decreases on our products.

The net sales discussed throughout this section resulted in $4 million lower gross profit in first quarter 2011. Gross profit as a percent of sales for the Agricultural Productivity segment remained flat at 22 percent in first quarter 2011. The average net selling price decrease was offset by an improvement in cost of goods sold because of better throughput cost due to increased capacity in our U.S. facilities for ROUNDUP and other glyphosate-based herbicides. EBIT for the Agricultural Productivity segment increased $25 million to $66 million in first quarter 2011.

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended Nov. 30,
(Dollars in millions)	2010	2009

Costs of Goods Sold	$—	$—
Restructuring Charges, Net(1)(2)	(7)	(14)

Loss from Continuing Operations Before Income Taxes	(7)	(14)
Income Tax Benefit	3	1

Net Loss	$(4)	$(13)

(1)

For the three months ended Nov. 30, 2010, the $7 million of restructuring charges were split by segment as follows: $(4) million in Agricultural Productivity and $11 million in Seeds and Genomics. For the three months ended Nov. 30, 2009, the $14 million of restructuring charges were split by segment as follows: $11 million in Agricultural Productivity and $3 million in Seeds and Genomics.

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

The following table displays the pretax charges of $7 million and $14 million incurred by segment under the 2009 Restructuring Plan for the first quarters ended Nov. 30, 2010, and Nov. 30, 2009, respectively, as well as the cumulative pretax charges of $737 million under the 2009 Restructuring Plan.

MONSANTO COMPANY FIRST QUARTER 2011 FORM 10-Q/A

	Quarter Ended Nov. 30, 2010			Quarter Ended Nov. 30, 2009

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$(11)	$(7)	$(18)	$1	$10	$11
Facility Closures / Exit Costs	22	3	25	1	1	2
Asset Impairments
Property, plant and equipment	—	—	—	1	—	1
Inventory	—	—	—	—	—	—
Other intangible assets	—	—	—	—	—	—

Total Restructuring Charges, Net	$11	$(4)	$7	$3	$11	$14

	Cumulative Amount through Nov. 30, 2010

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	71	81	152
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	117	13	130
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$535	$202	$737

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition
	As of Nov. 30,		As of Aug. 31,
	2010	2009	2010
(Dollars in millions, except current ratio)	Restated	Restated	Restated

Cash and Cash Equivalents	$1,732	$471	$1,485
Trade Receivables, Net	1,698	2,012	1,590
Inventory, Net	3,236	3,476	2,649
Other Current Assets(1)	1,311	1,372	1,326
Total Current Assets	$7,977	$7,331	$7,050

Short-Term Debt	$394	$281	$241
Accounts Payable	688	765	752
Accrued Liabilities(2)	3,454	2,278	2,563
Total Current Liabilities	$4,536	$3,324	$3,556
Working Capital(3)	$3,441	$4,007	$3,494
Current Ratio(3)	1.76:1	2.21:1	1.98:1

(1)	Includes miscellaneous receivables, deferred tax assets and other current assets.

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

Nov. 30, 2010, compared with Aug. 31, 2010: Working capital decreased $53 million between Aug. 31, 2010, and Nov. 30, 2010, because of the following factors:

•	Short-term debt increased $153 million primarily due to the reclassification of $136 million from long-term debt due to the acquisition of the Chesterfield Village Research Center in the prior year.

•

Deferred revenue increased $1,119 million due to a change in the U.S. customer prepayment date that was shifted to the month of November. We establish the prepayment date annually, based in part upon the timing of the current year harvest. In fiscal year 2010, the due date was in December 2009, and in fiscal year 2011, the due date was in November 2010. Given the change in prepayment dates, our financial statements had a significant increase in deferred revenue as of Nov. 30, 2010.

•	Grower production accruals increased $325 million representing amounts payable to farmers who grow seed for us. This increase is also consistent with the seasonality of our business.

These decreases to working capital between Aug. 31, 2010, and Nov. 30, 2010, were offset by the following factors:

•	Cash and cash equivalents increased $247 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•

Inventory increased $587 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in first quarter of the fiscal year resulting in a higher inventory balance as of Nov. 30, 2010.

•	Accrued marketing programs decreased $274 million due to payouts of several programs during the first quarter 2011.

•	Dividends payable decreased $151 million due to the payment of the quarterly dividend on Oct. 29, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Nov. 30, 2010, compared with Nov. 30, 2009: Working capital decreased $566 million between Nov. 30, 2010, and Nov. 30, 2009. The following factors decreased working capital as of Nov. 30, 2010, compared with Nov. 30, 2009:

•	Trade receivables decreased $314 million period over period due to increased collections that resulted from the earlier timing of U.S. prepayments in the current year.

•	Inventory decreased $240 million primarily because of decreased production and higher obsolescence reserves.

•

Accrued liabilities increased $1,176 million primarily due to the earlier U.S. customer prepayment date. This change drove an increase in the deferred revenue balance. In addition, market funding accruals increased due to the increase in sales.

These working capital decreases were partially offset by the following factor:

•

Cash and cash equivalents increased $1,261 million between the respective periods. See the “Cash Flow” section in this section of MD&A and the “Cash Flow” section of Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, for further details of this increase.

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

Capital Resources and Liquidity

	As of Nov. 30,		As of Aug. 31,
	2010	2009	2010
(Dollars in millions, except debt-to-capital ratio)	Restated	Restated	Restated
Short-Term Debt	$394	$281	$241
Long-Term Debt	1,728	1,724	1,862
Total Shareowners’ Equity	10,050	10,265	10,069
Debt-to-Capital Ratio	17%	16%	17%

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

2011 Contractual Obligations: There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K/A for the year ended Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

Agricultural Productivity

Our Agricultural Productivity gross profit peaked in 2008, declined slightly in 2009 and declined significantly in 2010. The structural changes that have occurred in the global glyphosate market, including oversupply and overcapacity at the manufacturing level, have created a significant compression in the manufacturer’s margin. We believe this structural change is permanent and will therefore have a long term impact on the level of profits and cash generated by this business. While we expect the business to continue to be cash positive, we have oriented the focus of Monsanto’s agricultural productivity business to strategically support Monsanto’s ROUNDUP READY crops through our weed management platform that delivers compelling weed control offerings for farmers.

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

Other Information

As discussed in Note 21 — Commitments and Contingencies and Part II — Item 1 — Legal Proceedings, Monsanto is involved in a number of lawsuits and claims relating to a variety of issues. Many of these lawsuits relate to intellectual property disputes. We expect that such disputes will continue to occur as the agricultural biotechnology industry evolves. Third parties, including non-governmental organizations, have challenged the validity or enforceability of patents issued to the company regarding our biotechnology products. For additional information related to the outlook for Monsanto, see “Caution Regarding Forward-Looking Statements” at the beginning of this Report on Form 10-Q/A, Part II — Item 1A — Risk Factors below and Part I — Item 1A of our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Part II — Item 8 — Note 2 — Significant Accounting Policies — to the consolidated financial statements contained in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, by its nature the estimation process is uncertain, given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our financial condition, results of operations, or liquidity may be affected materially. In addition, if our assumptions change, we may need to revise our estimates or take other corrective actions, either of which may have a material effect on our financial condition, results of operations, or liquidity.

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-K/A for fiscal year ended Aug. 31, 2010. Had we used estimates different from any of those contained in such Report on Form 10-K/A, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q/A.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the disclosures in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of Nov. 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement described in Note 25 — Restatement of Consolidated Financial Statements — to our condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of Nov. 30, 2010. Specifically, our controls over the timing of the recording of customer incentive programs were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. A material weakness existed in the design of the controls over the timing of recognizing the cost of these customer incentive programs. Based on this re-evaluation and because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of Nov. 30, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise in the ordinary course of our business, as well as proceedings that we have considered to be material under SEC regulations. These include proceedings to which we are party in our own name and proceedings to which our former parent Pharmacia Corporation or its former subsidiary Solutia Inc. is a party but that we manage and for which we are responsible. Information regarding certain material proceedings and the possible effects on our business of proceedings we are defending is disclosed in Note 21 under the subheading “Environmental and Litigation Liabilities — Litigation” and is incorporated by reference herein. The following discussion provides new and updated information regarding certain other proceedings for which we are responsible. Other information with respect to legal proceedings appears in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010.

Patent and Commercial Proceedings

As described in our Report of Form 10-K/A for the fiscal year ended Aug. 31, 2010, on Dec. 23, 2008, we entered into a dispute resolution process with Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of E. I. du Pont de Nemours and Company (DuPont), to address issues regarding the unauthorized use of our proprietary technology. Pioneer has announced plans to combine or stack their Optimum ® GAT ® trait in soybeans with our patented first generation ROUNDUP READY technology, contrary to their previously disclosed plans to discontinue use of soybean varieties containing our technology and pursue the Optimum® GAT® trait alone. We believe that Pioneer is not authorized to make this genetic combination, and we are seeking to prevent non-consensual use of our proprietary technology. On May 4, 2009, following unsuccessful discussions, Monsanto filed suit against DuPont and Pioneer in Federal District Court in St. Louis asserting patent infringement and breach of contract claims to prevent the unauthorized use of our ROUNDUP READY technology in corn and soybeans. On June 16, 2009, the defendants filed an answer and counterclaim seeking injunctive relief, damages and specific performance asserting a claim of license as well as the invalidity or unenforceability of the patent asserted by Monsanto, and also claiming alleged anticompetitive behavior relating to traits for corn and soybeans. The court, on Sept. 16, 2009, severed the antitrust defense interposed by DuPont for a separate, subsequent trial following our case for patent infringement and license breach. On Oct. 23, 2009, the Court heard our motion for judgment on the pleadings to declare DuPont and Pioneer in breach of their corn and soybean licensing agreements with us. On Jan. 15, 2010, the Court granted our motion declaring that DuPont and Pioneer are not licensed to create a product containing ROUNDUP READY and Optimum® GAT® traits stacked in combination. The remaining patent claims are set for trial on Oct. 17, 2011, and the antitrust counterclaims are set for trial on July 9, 2012. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

Governmental Proceedings and Undertakings

As described in our Report of Form 10-K/A for the fiscal year ended Aug. 31, 2010, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $250 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $85 million to $42 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. The court date is pending. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

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

Securities and Derivative Proceedings

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleges that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. The alleged class consists of all persons who purchased or otherwise acquired Monsanto common stock between Jan. 7, 2009, and May 27, 2010. Plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Sept. 27, 2010, three members of the alleged class moved to be appointed the lead plaintiff in the action. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action, and the Court thereafter extended the lead plaintiff’s time to file an amended complaint until Jan. 31, 2011.

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs have moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. The parties have stipulated to the consolidation of the Espinoza and Clark actions and submitted the stipulation to the Court for its approval. Defendants have moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). The parties have stipulated to a stay of these actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions, and have submitted their stipulation to the Court for its approval.

As described in our Report of Form 10-K/A for the fiscal year ended Aug. 31, 2010, on Aug. 30, 2010, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions have stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court has approved their stipulation on Nov. 30, 2010.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

ITEM 1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q/A and Part I — Item 1A of our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K/A.

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

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Nov. 14, 2011

MONSANTO COMPANY	FIRST QUARTER 2011 FORM 10-Q/A

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Omitted

4	Omitted

10	Form of Change of Control Employment Security Agreement for Messrs. Begemann, Grant and Snively, and Dr. Fraley, effective Sept. 1, 2010 (incorporated by reference to Exhibit 10 to Form 8-K, filed Sept. 7, 2010, File No. 16167).

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings (Loss) Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.