Form 10-Q/A
period 2011-02-28
MONSANTO CO /NEW/
filed 2011-11-14
CIK 1110783

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

Accordingly, we are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and six-month periods ended Feb. 28, 2011, (the “Original Filing”) to restate our unaudited condensed consolidated financial statements and related disclosures for the three and six-month periods ended Feb. 28, 2011, and Feb. 28, 2010. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on April 7, 2011.

In addition to the filing of this Form 10-Q/A, we are filing amendments to our Annual Report on Form 10-K for fiscal year ended Aug. 31, 2010, to restate our consolidated financial statements for the fiscal years ended Aug. 31, 2010, and Aug. 31, 2009, as well as our Quarterly Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and May 31, 2011, to restate our unaudited condensed consolidated financial statements.

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

For convenience of the reader, this Amended Filing sets forth the Original Filing, in its entirety, as modified where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

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

The remaining Items contained within this Amended Filing consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader. The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing date other than those associated with the internal investigation and the resulting restatement of Monsanto’s consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Operations

Unaudited	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions, except per share amounts)	2011 Restated(1)	2010 Restated(1)	2011 Restated(1)	2010 Restated(1)

Net Sales	$4,131	$3,878	$5,967	$5,582
Cost of goods sold	1,821	1,791	2,833	2,749

Gross Profit	2,310	2,087	3,134	2,833
Operating Expenses:
Selling, general and administrative expenses	502	512	952	1,008
Research and development expenses	320	279	623	546
Restructuring charges, net	1	30	8	44

Total Operating Expenses	823	821	1,583	1,598
Income from Operations	1,487	1,266	1,551	1,235
Interest expense	39	41	82	80
Interest income	(19)	(14)	(34)	(25)
Other expense (income), net	11	2	23	(10)

Income from Continuing Operations Before Income Taxes	1,456	1,237	1,480	1,190
Income tax provision	429	349	438	329

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	$1,027	$888	$1,042	$861

Discontinued Operations:
Income from operations of discontinued businesses	4	—	4	5
Income tax provision	1	—	1	—

Income on Discontinued Operations	3	—	3	5

Net Income	$1,030	$888	$1,045	$866

Less: Net income attributable to noncontrolling interest	12	2	18	2

Net Income Attributable to Monsanto Company	$1,018	$886	$1,027	$864

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,015	$886	$1,024	$859
Income on discontinued operations	3	—	3	5

Net Income Attributable to Monsanto Company	$1,018	$886	$1,027	$864

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.89	$1.62	$1.91	$1.57
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$1.90	$1.62	$1.91	$1.58

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.87	$1.60	$1.89	$1.55
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$1.88	$1.60	$1.89	$1.56

Weighted Average Shares Outstanding:
Basic	536.3	545.8	537.6	545.7
Diluted	542.4	553.4	543.7	553.4

Dividends Declared per Share	$0.56	$0.53	$0.56	$0.53

(1)	See Note 24 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 28,	As of Aug. 31,
(Dollars in millions, except share amounts)	2011 Restated(1)	2010 Restated(1)

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $13)	$1,837	$1,485
Short-term investments	180	—
Trade receivables, net (variable interest entities restricted - 2011: $101)	2,377	1,590
Miscellaneous receivables	611	717
Deferred tax assets	467	529
Inventory, net	2,980	2,649
Other current assets	137	80

Total Current Assets	8,589	7,050
Total property, plant and equipment	8,337	8,068
Less accumulated depreciation	4,115	3,841

Property, Plant and Equipment, Net	4,222	4,227
Goodwill	3,320	3,204
Other Intangible Assets, Net	1,353	1,263
Noncurrent Deferred Tax Assets	1,038	1,014
Long-Term Receivables, Net	459	513
Other Assets	622	581

Total Assets	$19,603	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$409	$241
Accounts payable	634	752
Income taxes payable	275	66
Accrued compensation and benefits	258	179
Accrued marketing programs	923	887
Deferred revenues	919	219
Grower production accruals	203	97
Dividends payable	150	151
Customer payable	3	83
Restructuring reserves	59	197
Miscellaneous short-term accruals	668	684

Total Current Liabilities	4,501	3,556
Long-Term Debt	1,729	1,862
Postretirement Liabilities	923	920
Long-Term Deferred Revenue	375	395
Noncurrent Deferred Tax Liabilities	143	137
Long-Term Portion of Environmental and Litigation Liabilities	179	188
Other Liabilities	645	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 590,333,129 and 588,439,202 shares, respectively Outstanding 535,894,197 and 540,376,499 shares, respectively	6	6
Treasury stock 54,438,932 and 48,062,703 shares, respectively, at cost	(2,491)	(2,110)
Additional contributed capital	10,001	9,896
Retained earnings	3,903	3,178
Accumulated other comprehensive loss	(441)	(897)
Reserve for ESOP debt retirement	(3)	(4)

Total Monsanto Company Shareowners’ Equity	10,975	10,069

Noncontrolling Interest	133	44

Total Shareowners’ Equity	11,108	10,113

Total Liabilities and Shareowners’ Equity	$19,603	$17,852

(1)	See Note 24 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Cash Flows

Unaudited	Six Months Ended Feb. 28,
(Dollars in millions)	2011(1)	2010(1)

Operating Activities:
Net Income	$1,045	$866
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	310	294
Bad-debt expense	(6)	26
Stock-based compensation expense	55	52
Excess tax benefits from stock-based compensation	(19)	(31)
Deferred income taxes	(10)	(56)
Restructuring charges, net	8	44
Equity affiliate income, net	(8)	(18)
Net gain on sales of a business or other assets	(4)	(2)
Other items	59	30
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(612)	(459)
Inventory, net	(249)	(247)
Deferred revenues	656	341
Accounts payable and other accrued liabilities	472	(316)
Restructuring cash payments	(152)	(124)
Pension contributions	(44)	(86)
Net investment hedge settlement	—	(4)
Other items	(60)	(54)
Net Cash Provided by Operating Activities	1,441	256
Cash Flows Required by Investing Activities:
Purchases of short-term investments	(180)	—
Capital expenditures	(217)	(342)
Acquisition of businesses, net of cash acquired	(99)	(23)
Purchases of long-term equity securities	—	(8)
Technology and other investments	(44)	(14)
Other investments and property disposal proceeds	16	42
Net Cash Required by Investing Activities	(524)	(345)
Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	(12)	126
Short-term debt proceeds	45	25
Short-term debt reductions	(27)	(32)
Long-term debt reductions	(2)	(1)
Payments on other financing	(2)	(1)
Treasury stock purchases	(381)	(124)
Stock option exercises	37	38
Excess tax benefits from stock-based compensation	19	31
Tax withholding on restricted stock and restricted stock units	(4)	—
Dividend payments	(302)	(290)
Proceeds from noncontrolling interest	8	—
Dividend payments to noncontrolling interest	(47)	(31)
Net Cash Required by Financing Activities	(668)	(259)
Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	26	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	352	(349)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956
Cash and Cash Equivalents at End of Period	$1,837	$1,607

(1)	See Note 24 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

See Note 20 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(2)	Reserve for ESOP Debt	Non- Controlling Interest	Total
Balance as of Aug. 31, 2009 Restated(1)	$6	$(1,577)	$9,695	$2,665	$(744)	$(6)	$69	$10,108
Net income Restated(1)	—	—	—	1,096	—	—	19	1,115
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48

Comprehensive income for 2010 Restated(1)							18	961
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2

Balance as of Aug. 31, 2010 Restated(1)	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income Restated(1)	—	—	—	1,027	—	—	18	1,045
Foreign currency translation	—	—	—	—	326	—	3	329
Postretirement benefit plan activity, net of tax of $13	—	—	—	—	20	—	—	20
Unrealized net gains on investment holdings, net of tax of $3	—	—	—	—	6	—	—	6
Unrealized net derivative gains, net of tax of $69	—	—	—	—	105	—	—	105
Realized net derivative gains, net of tax of $4	—	—	—	—	(1)	—	—	(1)

Comprehensive income for 2011 Restated(1)							21	1,504
Treasury stock purchases	—	(381)	—	—	—	—	—	(381)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	37	—	—	—	—	37
Excess tax benefits from stock-based compensation	—	—	19	—	—	—	—	19
Stock-based compensation expense	—	—	53	—	—	—	—	53
Cash dividends of $0.56 per common share	—	—	—	(302)	—	—	—	(302)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(47)	(47)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1
Proceeds from noncontrolling interest	—	—	—	—	—	—	8	8
Noncontrolling interest in consolidated variable interest entities	—	—	—	—	—	—	107	107

Balance as of Feb. 28, 2011 Restated(1)	$6	$(2,491)	$10,001	$3,903	$(441)	$(3)	$133	$11,108

(1)	See Note 24 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements.

(2)	See Note 18 — Accumulated Other Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

As of Feb. 28, 2011
(Dollars in millions)	Biotechnology VIEs
Property, plant, and equipment, net	$4
Other intangible assets, net	5
Other assets	15

Total Non-Current Assets	24
Total Liabilities	—
Maximum Exposure to Loss	$15

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 6. RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010
Cost of Goods Sold(1)	$(2)	$(54)	$(2)	$(54)
Restructuring Charges, Net(1)(2)	(1)	(30)	(8)	(44)

Loss from Continuing Operations Before Income Taxes	(3)	(84)	(10)	(98)
Income Tax Benefit	1	30	4	31

Net Loss	$(2)	$(54)	$(6)	$(67)

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

million incurred for the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, as well as the cumulative pretax charges of $740 million.

	Three Months Ended Feb. 28,						Six Months Ended Feb. 28,
	Seeds and Genomics		Agricultural Productivity		Total		Seeds and Genomics		Agricultural Productivity		Total
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Work Force Reductions	$—	$3	$—	$1	$—	$4	$(11)	$4	$(7)	$11	$(18)	$15
Facility Closures / Exit Costs	1	2	—	24	1	26	23	3	3	25	26	28
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	1	—	—	—	1
Inventory	2	54	—	—	2	54	2	54	—	—	2	54

Total Restructuring Charges, Net	$3	$59	$—	$25	$3	$84	$14	$62	$(4)	$36	$10	$98

	Cumulative Amount through Feb. 28, 2011
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total

Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	72	81	153
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$538	$202	$740

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

The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

(Dollars in millions)	Work Force Reductions	Facility Closures / Exit Costs	Asset Impairments	Total

Beginning Liability as of Aug. 31, 2010	$153	$44	$—	$197
Restructuring charges recognized in first six months of fiscal year 2011	(18)	26	2	10
Cash payments	(84)	(68)	—	(152)
Asset impairments and write-offs	—	—	(2)	(2)
Foreign currency impact	6	—	—	6

Ending Liability as of Feb. 28, 2011	$57	$2	$—	$59

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

NOTE 8. INVENTORY

Components of inventory are:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2011 Restated	2010 Restated

Finished Goods	$1,355	$1,135
Goods In Process	1,384	1,299
Raw Materials and Supplies	376	326

Inventory at FIFO Cost	3,115	2,760
Excess of FIFO over LIFO Cost	(135)	(111)

Total	$2,980	$2,649

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first six months of fiscal year 2011, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2010	$3,147	$57	$3,204
Acquisition activity (see Note 3)	50	—	50
Effect of foreign currency translation adjustments	66	—	66
Balance as of Feb. 28, 2011	$3,263	$57	$3,320

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

Information regarding the company’s other intangible assets is as follows:

	As of Feb. 28, 2011			As of Aug. 31, 2010
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Intangible Assets with Finite Lives:
Acquired germplasm	$1,180	$(668)	$512	$1,161	$(640)	$521
Acquired intellectual property	961	(681)	280	` 866	(649)	217
Trademarks	349	(102)	247	344	(94)	250
Customer relationships	327	(130)	197	317	(113)	204
Other	128	(55)	73	121	(50)	71

Total Other Intangible Assets, Finite Lives	$2,945	$(1,636)	$1,309	$2,809	$(1,546)	$1,263

In process research & development, indefinite lives	44	—	44	—	—	—

Total Other Intangible Assets	$2,989	$(1,636)	$1,353	$2,809	$(1,546)	$1,263

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

(Dollars in millions)	Amount
2011	$151
2012	139
2013	112
2014	117
2015	113

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

value measurement. Monsanto’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Feb. 28, 2011, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance
Assets at Fair Value:
Cash equivalents	$1,525	$—	$—	$—	$1,525
Short-term investments	180	—	—	—	180
Equity securities	36	—	—	—	36
Derivative assets related to:
Foreign currency	—	11	—	—	11
Interest rates	—	40	—	—	40
Corn	44	4	—	(43)	5
Soybeans	38	6	—	(38)	6
Energy and raw materials	—	4	—	—	4
Total Assets at Fair Value	$1,823	$65	$—	$(81)	$1,807
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	—	17	—	—	17
Interest rates	—	4	—	—	4
Corn	—	4	—	—	4
Soybeans	3	3	—	—	6
Energy and raw materials	—	13	—	—	13
Total Liabilities at Fair Value	$3	$41	$—	$—	$44

	Fair Value Measurements at Aug. 31, 2010, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance
Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3
Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143
Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22
Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following table summarizes the changes in fair value of the Level 3 asset as of Feb. 28, 2011.

	Three Months Ended	Six Months Ended
(Dollars in millions)	Feb. 28, 2011	Feb. 28, 2011

Beginning Balance	$10	$10
Elimination due to consolidation of variable interest entities	(10)	(10)

Ending Balance	$—	$—

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

Monsanto uses interest rate contracts to minimize the variability in forecasted cash flows arising from the company’s VIE. The interest rate contracts do not qualify for hedge accounting under the Derivatives and Hedging Topic of the ASC. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

Certain of Monsanto’s grower contracts that include minimum guaranteed payment provisions are considered derivatives under the Derivatives and Hedging Topic of the ASC. These contracts do not qualify for hedge accounting treatment. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

Financial instruments are neither held nor issued by the company for trading purposes.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The notional amounts of the company’s derivative instruments outstanding as of Feb. 28, 2011, and Aug. 31, 2010, were as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2011	2010

Derivatives Designated as Hedges:
Foreign exchange contracts	$336	$383
Commodity contracts	473	387
Interest rate contracts	775	775

Total Derivatives Designated as Hedges	$1,584	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$1,196	$862
Commodity contracts	138	123
Interest rate contracts	95	—
Grower contracts	54	34

Total Derivatives Not Designated as Hedges	$1,483	$1,019

The fair values of the company’s derivative instruments outstanding as of Feb. 28, 2011, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value(1)
		As of Feb. 28,	As of Aug. 31,
(Dollars in millions)		2011	2010

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$6	$23
Foreign exchange contracts	Other assets	1	—
Commodity contracts	Other current assets(1)	74	12
Commodity contracts	Other assets(1)	12	4
Interest rate contracts	Other assets	40	—

Total derivatives designated as hedges		133	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	4	3
Commodity contracts	Trade receivables, net	10	5

Total derivatives not designated as hedges		14	8

Total Asset Derivatives		$147	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$9	$—
Foreign exchange contracts	Other liabilities	2	—
Commodity contracts	Other current assets(1)	3	—
Commodity contracts	Miscellaneous short-term accruals	7	14
Commodity contracts	Other liabilities	6	8
Interest rate contracts	Miscellaneous short-term accruals	4	11
Interest rate contracts	Other liabilities	—	28

Total derivatives designated as hedges		31	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	6	5
Commodity contracts	Trade receivables, net	1	4
Commodity contracts	Miscellaneous short-term accruals	6	9

Total derivatives not designated as hedges		13	18

Total Liability Derivatives		$44	$79

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Three Months Ended Feb. 28,		Three Months Ended Feb. 28,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(12)	$13	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(8)	$(1)	(1)	1	Net sales
Foreign exchange contracts	(7)	20	4	1	Cost of goods sold
Commodity contracts	80	(44)	1	(54)	Cost of goods sold
Interest rate contracts	34	8	(1)	(1)	Interest expense

Total Derivatives Designated as Hedges	99	(17)	(9)	(40)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			3	(12)	Other expense, net
Commodity contracts			3	—	Net sales

Total Derivatives Not Designated as Hedges			6	(12)

Total Derivatives	$99	$(17)	$(3)	$(52)

	Amount of Gain (Loss) Recognized in AOCI(1) (Effective Portion)		Amount of Gain (Loss) Recognized in Income(2)(3)
	Six Months Ended Feb. 28,		Six Months Ended Feb. 28,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(20)	$8	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(13)	$(6)	(3)	2	Net sales
Foreign exchange contracts	(9)	11	8	8	Cost of goods sold
Commodity contracts	121	29	(4)	(68)	Cost of goods sold
Interest rate contracts	75	4	(3)	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	—	—	N/A(5)

Total Derivatives Designated as Hedges	174	35	(22)	(53)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			3	(20)	Other expense, net
Commodity contracts			2	—	Net sales
Commodity contracts			(1)	—	Cost of goods sold

Total Derivatives Not Designated as Hedges			4	(20)

Total Derivatives	$174	$35	$(18)	$(73)

(1)	Accumulated other comprehensive income (loss) (AOCI)

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 16. POSTRETIREMENT BENEFITS — PENSIONS, HEALTH CARE AND OTHER

The majority of Monsanto’s employees are covered by noncontributory pension plans sponsored by the company. The company also provides certain postretirement health care and life insurance benefits for retired employees through insurance contracts. The company’s net periodic benefit cost for pension benefits, and health care and other postretirement benefits include the following components:

	Three Months Ended Feb. 28, 2011			Three Months Ended Feb. 28, 2010
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$14	$1	$15	$12	$1	$13
Interest Cost on Benefit Obligation	20	3	23	22	4	26
Assumed Return on Plan Assets	(26)	(4)	(30)	(29)	(4)	(33)
Amortization of Unrecognized Net Loss	17	2	19	13	1	14
Curtailment and Settlement Charge (Gain)	—	2	2	2	(7)	(5)

Total Net Periodic Benefit Cost (Gain)	$25	$4	$29	$20	$(5)	$15

	Six Months Ended Feb. 28, 2011			Six Months Ended Feb. 28, 2010
Pension Benefits (Dollars in millions)	U.S.	Outside the U.S.	Total	U.S.	Outside the U.S.	Total

Service Cost for Benefits Earned During the Period	$30	$4	$34	$25	$3	$28
Interest Cost on Benefit Obligation	43	6	49	47	8	55
Assumed Return on Plan Assets	(55)	(8)	(63)	(61)	(8)	(69)
Amortization of Unrecognized Net Loss	36	3	39	27	2	29
Curtailment and Settlement Charge (Gain)	—	2	2	2	(7)	(5)

Total Net Periodic Benefit Cost (Gain)	$54	$7	$61	$40	$(2)	$38

Health Care and Other Postretirement Benefits (Dollars in millions)	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
	2011	2010	2011	2010

Service Cost for Benefits Earned During the Period	$3	$2	$5	$5
Interest Cost on Benefit Obligation	3	2	5	6
Amortization of Unrecognized Net Gain	(1)	(2)	(1)	(6)

Total Net Periodic Benefit Cost	$5	$2	$9	$5

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

Employee Savings Plan

The Monsanto leveraged employee stock ownership plan debt was restructured in December 2004 and November 2008 to level out the future allocation of stock thereunder in an impartial manner intended to ensure equitable treatment for and generally to be in the best interests of current and future plan participants consistent with the level of benefits that Monsanto intended for the plan to provide to participants. To that end, the terms of the restructuring were determined pursuant to an arm’s length negotiation between Monsanto and an independent trust company serving as fiduciary for the plan for this restructuring. In this role, the independent fiduciary determined that the restructuring, including certain financial commitments and enhancements that were made or will be made in the future by Monsanto to benefit participants and beneficiaries of the plan, was completed in accordance with the best interests of plan participants. A liability of $57 million and $56 million is due to the Monsanto Savings and Investment Plan from the company and is included in other liabilities on

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

The following table summarizes stock-based compensation activity for the six months ended Feb. 28, 2011, for employees under the Monsanto Company Long-Term Incentive Plan (LTIP), as amended, and the Monsanto Company 2005 Long-Term Incentive Plan (2005 LTIP), and for directors under the Monsanto Non-Employee Director Incentive Compensation Plan (Director Plan):

	LTIP and 2005 LTIP			Director Plan
	Stock Options	Restricted Stock Units	Restricted Stock	Deferred Stock	Restricted Stock
Granted	3,964,630	252,410	3,120	24,387	6,279
Weighted-average grant date fair value	$19.60	$56.73	$62.50	$54.66	$55.56

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income (loss) is as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
	2011	2010	2011	2010
(Dollars in millions)	Restated	Restated	Restated	Restated
Comprehensive Income	$1,295	$699	$1,504	$936

The components of accumulated other comprehensive loss are as follows:

	As of Feb. 28,	As of Aug. 31,
(Dollars in millions)	2011	2010

Accumulated Foreign Currency Translation Adjustments	$86	$(240)
Net Unrealized Gain on Investments, Net of Tax	6	—
Net Accumulated Derivative Loss (Income), Net of Tax	56	(48)
Postretirement Benefit Plan Activity, Net of Tax	(589)	(609)

Accumulated Other Comprehensive Loss	$(441)	$(897)

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

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
	2011	2010	2011	2010
Weighted-Average Number of Common Shares	536.3	545.8	537.6	545.7
Dilutive Potential Common Shares	6.1	7.6	6.1	7.7

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

•

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly period ended Nov. 30, 2010, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto has agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action. The court has set a trial date of Sept. 6, 2011, for the Bibb class action.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

•

As described in our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly period ended Nov. 30, 2010, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals heard oral argument in the case on April 20, 2010, and on July 30, 2010, the Court issued its decision affirming the decision of the District Court in all respects. The plaintiffs’ subsequent petition for rehearing and petition for rehearing en banc was denied in an order of the Court of Appeals issued on Sept. 14, 2010. On Dec. 13, 2010, the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court, which was denied by the Court on March 21, 2011.

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
	2011	2010	2011	2010
(Dollars in millions)	Restated	Restated	Restated	Restated
Net Sales(1)
Corn seed and traits	$2,397	$2,247	$3,011	$2,816
Soybean seed and traits	615	633	841	834
Cotton seed and traits	67	34	179	93
Vegetable seeds	229	223	412	396
All other crops seeds and traits	113	111	141	140

Total seeds and genomics	$3,421	$3,248	$4,584	$4,279

Agricultural productivity	710	630	1,383	1,303

Total agricultural productivity	$710	$630	$1,383	$1,303

Total	$4,131	$3,878	$5,967	$5,582

Gross Profit
Corn seed and traits	$1,506	$1,420	$1,845	$1,724
Soybean seed and traits	414	386	567	525
Cotton seed and traits	42	15	116	48
Vegetable seeds	125	138	238	250
All other crops seeds and traits	44	53	44	62

Total seeds and genomics	$2,131	$2,012	$2,810	$2,609

Agricultural productivity	179	75	324	224

Total agricultural productivity	$179	$75	$324	$224

Total	$2,310	$2,087	$3,134	$2,833

EBIT(2)(3)(4)
Seeds and genomics	$1,403	$1,362	$1,383	$1,305
Agricultural productivity	62	(100)	127	(59)

Total	$1,465	$1,262	$1,510	$1,246

Depreciation and Amortization Expense
Seeds and genomics	$124	$114	$246	$224
Agricultural productivity	31	36	64	70

Total	$155	$150	$310	$294

(1)	Represents net sales from continuing operations.

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

(4)	EBIT includes restructuring charges for three and six months ended Feb. 28, 2011. See Note 6 — Restructuring — for additional information.

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011 Restated	2010 Restated	2011 Restated	2010 Restated
EBIT(1)	$1,465	$1,262	$1,510	$1,246
Interest Expense — Net	20	27	48	55
Income Tax Provision(2)	427	349	435	327

Net Income Attributable to Monsanto Company	$1,018	$886	$1,027	$864

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

Additionally, Monsanto maintained an incentive program related to annual incentive agreements with distributors regarding their sales of branded glyphosate. At the end of fiscal year 2009, Monsanto determined not to make annual incentive payments under this program to seven of its distributors who had failed to meet their agreed upon sales targets for branded glyphosate and reversed incentive accruals previously recorded under this program for these customers. The company then provided these distributors with an opportunity to earn back a substantial portion of these incentives in fiscal year 2010 by achieving volume targets for branded glyphosate and performing other marketing and sales activities in that fiscal year. Monsanto originally recorded the costs of this program over these distributors’ fiscal year 2010 purchases as a percentage of aggregated agreed upon fiscal year 2010 sales volume targets. As a result of its internal review, the company determined that, although this program was formally announced in the first quarter of fiscal year 2010, Monsanto representatives communicated with distributors about the program in the fourth quarter of fiscal year 2009, and that the incentive opportunity ultimately provided to each distributor under this program in fiscal year 2010 was derived from each distributor’s total sales of branded glyphosate in fiscal year 2009. In light of these facts, Monsanto determined that purchases made by these customers in fiscal years 2009 and 2010 represented progress toward earning the program incentive. As such, the company determined that the appropriate method of recording the cost associated with this program is based upon each distributor’s purchase volume over the period of fiscal years 2009 and 2010, with a cumulative catch-up entry in the fourth quarter of fiscal year 2009. In addition, Monsanto’s internal review revealed that, during the second quarter of fiscal year 2010, one of the seven distributors received written confirmation from Monsanto that it had fulfilled the requirements of this program. Accordingly, the company determined that it was appropriate to record the full amount of this distributor’s unearned incentive in the second quarter of 2010. As a result of the company’s determination, approximately $10 million of accruals associated with this one distributor’s incentive under this program originally recorded as a reduction of revenue in third quarter fiscal year 2010 were recorded as a reduction of revenue in second quarter fiscal year 2010.

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

The effects of the adjustments relating to certain customer incentive programs to our previously issued unaudited Statements of Consolidated Operations for the three months ended Feb. 28, 2011, and Feb. 28, 2010, include an increase in net sales of $2 million and a decrease of $12 million, an increase in income tax expense of $1 million and a benefit of $5 million and an increase in net income of $1 million and a decrease of $7 million, respectively. The effects of the adjustments to our previously issued unaudited Statements of Consolidated Operations for the six months ended Feb. 28, 2011, and Feb. 28, 2010, include an increase in net sales of $8 million and a decrease of $5 million, an increase in income tax expense of $4 million and a benefit of $2 million and an increase in net income of $4 million and a decrease of $3 million, respectively. The effects of the adjustments to our previously issued unaudited Condensed Statement of Consolidated Financial position as of Feb. 28, 2011, and Aug. 31, 2010, include increases in deferred tax assets of $16 million and $18 million and increases in accrued marketing programs of $42 million and $48 million, respectively.

Other Adjustments

In addition to the adjustments relating to certain customer incentive programs described above, Monsanto has made other adjustments that had been previously identified but not corrected because they were not material, individually or in the

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

The following tables present the impact of the restatement on Monsanto’s previously issued Statements of Consolidated Operations for the three and six months ended Feb. 28, 2011, and Feb. 28, 2010, and its Condensed Statements of Consolidated Financial Position as of Feb. 28, 2010, and Aug. 31, 2010:

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Statements of Consolidated Operations

Unaudited	Three Months Ended Feb. 28, 2011
(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated
Net Sales	$4,129	$2	$4,131
Cost of goods sold	1,821	—	1,821
Gross Profit	2,308	2	2,310
Operating Expenses:
Selling, general and administrative expenses	502	—	502
Research and development expenses	320	—	320
Restructuring charges, net	1	—	1
Total Operating Expenses	823	—	823
Income from Operations	1,485	2	1,487
Interest expense	39	—	39
Interest income	(19)	—	(19)
Other expense (income), net	11	—	11
Income from Continuing Operations Before Income Taxes	1,454	2	1,456
Income tax provision	428	1	429
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,026	$1	$1,027
Discontinued Operations:
Income from operations of discontinued businesses	4	—	4
Income tax provision	1	—	1
Income on Discontinued Operations	3	—	3
Net Income	$1,029	$1	$1,030
Less: Net income attributable to noncontrolling interest	12	—	12
Net Income Attributable to Monsanto Company	$1,017	$1	$1,018

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,014	$1	$1,015
Income on discontinued operations	3	—	3
Net Income Attributable to Monsanto Company	$1,017	$1	$1,018

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.89	$—	$1.89
Income on discontinued operations	0.01	—	0.01
Net Income Attributable to Monsanto Company	$1.90	$—	$1.90

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.87	$—	$1.87
Income on discontinued operations	0.01	—	0.01
Net Income Attributable to Monsanto Company	$1.88	$—	$1.88

Weighted Average Shares Outstanding:
Basic	536.3		536.3
Diluted	542.4		542.4

Dividends Declared per Share	$0.56		$0.56

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Statements of Consolidated Operations

Unaudited	Three Months Ended Feb. 28, 2010
(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated
Net Sales	$3,890	$(12)	$3,878
Cost of goods sold	1,791	—	1,791
Gross Profit	2,099	(12)	2,087
Operating Expenses:
Selling, general and administrative expenses	512	—	512
Research and development expenses	279	—	279
Restructuring charges, net	30	—	30
Total Operating Expenses	821	—	821
Income from Operations	1,278	(12)	1,266
Interest expense	41	—	41
Interest income	(14)	—	(14)
Other expense (income), net	2	—	2
Income from Continuing Operations Before Income Taxes	1,249	(12)	1,237
Income tax provision	360	(11)	349
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$889	$(1)	$888
Discontinued Operations:
Income from operations of discontinued businesses	—	—	—
Income tax provision	—	—	—
Income on Discontinued Operations	—	—	—
Net Income	$889	$(1)	$888
Less: Net income attributable to noncontrolling interest	2	—	2
Net Income Attributable to Monsanto Company	$887	$(1)	$886

Amounts Attributable to Monsanto Company:
Income from continuing operations	$887	$(1)	$886
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$887	$(1)	$886

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.63	$(0.01)	$1.62
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$1.63	$(0.01)	$1.62

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.60	$—	$1.60
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$1.60	$—	$1.60

Weighted Average Shares Outstanding:
Basic	545.8		545.8
Diluted	553.4		553.4

Dividends Declared per Share	$0.53		$0.53

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Statements of Consolidated Operations

Unaudited	Six Months Ended Feb. 28, 2011
(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated
Net Sales	$5,959	$8	$5,967
Cost of goods sold	2,833	—	2,833
Gross Profit	3,126	8	3,134
Operating Expenses:
Selling, general and administrative expenses	952	—	952
Research and development expenses	623	—	623
Restructuring charges, net	8	—	8
Total Operating Expenses	1,583	—	1,583
Income from Operations	1,543	8	1,551
Interest expense	82	—	82
Interest income	(34)	—	(34)
Other expense (income), net	23	—	23
Income from Continuing Operations Before Income Taxes	1,472	8	1,480
Income tax provision	434	4	438
Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	$1,038	$4	$1,042
Discontinued Operations:
Income from operations of discontinued businesses	4	—	4
Income tax provision	1	—	1
Income on Discontinued Operations	3	—	3
Net Income	$1,041	$4	$1,045
Less: Net income attributable to noncontrolling interest	18	—	18
Net Income Attributable to Monsanto Company	$1,023	$4	$1,027

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,020	$4	$1,024
Income on discontinued operations	3	—	3
Net Income Attributable to Monsanto Company	$1,023	$4	$1,027

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.90	$0.01	$1.91
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$1.90	$0.01	$1.91

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.88	$0.01	$1.89
Income on discontinued operations	—	—	—
Net Income Attributable to Monsanto Company	$1.88	$0.01	$1.89

Weighted Average Shares Outstanding:
Basic	537.6		537.6
Diluted	543.7		543.7

Dividends Declared per Share	$0.56		$0.56

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Statements of Consolidated Operations

Unaudited	Six Months Ended Feb. 28, 2010
(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated
Net Sales	$5,587	$(5)	$5,582
Cost of goods sold	2,749	—	2,749
Gross Profit	2,838	(5)	2,833
Operating Expenses:
Selling, general and administrative expenses	1,008	—	1,008
Research and development expenses	546	—	546
Restructuring charges, net	44	—	44
Total Operating Expenses	1,598	—	1,598
Income from Operations	1,240	(5)	1,235
Interest expense	80	—	80
Interest income	(25)	—	(25)
Other expense (income), net	(10)	—	(10)
Income from Continuing Operations Before Income Taxes	1,195	(5)	1,190
Income tax provision	330	(1)	329
Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	$865	$(4)	$861
Discontinued Operations:
Income from operations of discontinued businesses	5	—	5
Income tax provision	—	—	—
Income on Discontinued Operations	5	—	5
Net Income	$870	$(4)	$866
Less: Net income attributable to noncontrolling interest	2	—	2
Net Income Attributable to Monsanto Company	$868	$(4)	$864

Amounts Attributable to Monsanto Company:
Income from continuing operations	$863	$(4)	$859
Income on discontinued operations	5	—	5
Net Income Attributable to Monsanto Company	$868	$(4)	$864

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.58	$(0.01)	$1.57
Income on discontinued operations	0.01	—	0.01
Net Income Attributable to Monsanto Company	$1.59	$(0.01)	$1.58

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.56	$(0.01)	$1.55
Income on discontinued operations	0.01	—	0.01
Net Income Attributable to Monsanto Company	$1.57	$(0.01)	$1.56

Weighted Average Shares Outstanding:
Basic	545.7		545.7
Diluted	553.4		553.4

Dividends Declared per Share	$0.53		$0.53

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Condensed Statements of Consolidated Financial Position

Unaudited	As of Feb. 28, 2011
(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated
Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $13)	$1,837	$—	$—	$1,837
Short-term investments	180	—	—	180
Trade receivables, net (variable interest entities restricted - 2011: $101)	2,377	—	—	2,377
Miscellaneous receivables	620	—	(9)	611
Deferred tax assets	451	16	—	467
Inventory, net	3,090	—	(110)	2,980
Other current assets	137	—	—	137

Total Current Assets	8,692	16	(119)	8,589
Total property, plant and equipment	8,337	—	—	8,337
Less accumulated depreciation	4,115	—	—	4,115

Property, Plant and Equipment, Net	4,222	—	—	4,222
Goodwill	3,320	—	—	3,320
Other Intangible Assets, Net	1,353	—	—	1,353
Noncurrent Deferred Tax Assets	1,038	—	—	1,038
Long-Term Receivables, Net	459	—	—	459
Other Assets	565	—	57	622

Total Assets	$19,649	$16	$(62)	$19,603

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$409	$—	$—	$409
Accounts payable	634	—	—	634
Income taxes payable	284	—	(9)	275
Accrued compensation and benefits	258	—	—	258
Accrued marketing programs	881	42	—	923
Deferred revenues	919	—	—	919
Grower production accruals	256	—	(53)	203
Dividends payable	150	—	—	150
Customer payable	3	—	—	3
Restructuring reserves	59	—	—	59
Miscellaneous short-term accruals	668	—	—	668

Total Current Liabilities	4,521	42	(62)	4,501
Long-Term Debt	1,729	—	—	1,729
Postretirement Liabilities	923	—	—	923
Long-Term Deferred Revenue	375	—	—	375
Noncurrent Deferred Tax Liabilities	143	—	—	143
Long-Term Portion of Environmental and Litigation Liabilities	179	—	—	179
Other Liabilities	645	—	—	645
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 590,333,129 shares Outstanding 535,894,197 shares	6	—	—	6
Treasury stock 54,438,932 at cost	(2,491)	—	—	(2,491)
Additional contributed capital	10,001	—	—	10,001
Retained earnings	3,929	(26)	—	3,903
Accumulated other comprehensive loss	(441)	—	—	(441)
Reserve for ESOP debt retirement	(3)	—	—	(3)

Total Monsanto Company Shareowners’ Equity	11,001	(26)	—	10,975

Noncontrolling Interest	133	—	—	133

Total Shareowners’ Equity	11,134	(26)	—	11,108

Total Liabilities and Shareowners’ Equity	$19,649	$16	$(62)	$19,603

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Condensed Statements of Consolidated Financial Position

	As of Aug. 31, 2010
(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated
Assets
Current Assets:
Cash and cash equivalents	$1,485	$—	$—	$1,485
Trade receivables, net	1,590	—	—	1,590
Miscellaneous receivables	717	—	—	717
Deferred tax assets	511	18	—	529
Inventory, net	2,739	—	(90)	2,649
Other current assets	80	—	—	80

Total Current Assets	7,122	18	(90)	7,050
Total property, plant and equipment	8,068	—	—	8,068
Less accumulated depreciation	3,841	—	—	3,841

Property, Plant and Equipment, Net	4,227	—	—	4,227
Goodwill	3,204	—	—	3,204
Other Intangible Assets, Net	1,263	—	—	1,263
Noncurrent Deferred Tax Assets	1,014	—	—	1,014
Long-Term Receivables, Net	513	—	—	513
Other Assets	524	—	57	581

Total Assets	$17,867	$18	$(33)	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$241	$—	$—	$241
Accounts payable	752	—	—	752
Income taxes payable	66	—	—	66
Accrued compensation and benefits	179	—	—	179
Accrued marketing programs	839	48	—	887
Deferred revenues	219	—	—	219
Grower production accruals	130	—	(33)	97
Dividends payable	151	—	—	151
Customer payable	83	—	—	83
Restructuring reserves	197	—	—	197
Miscellaneous short-term accruals	684	—	—	684

Total Current Liabilities	3,541	48	(33)	3,556
Long-Term Debt	1,862	—	—	1,862
Postretirement Liabilities	920	—	—	920
Long-Term Deferred Revenue	395	—	—	395
Noncurrent Deferred Tax Liabilities	137	—	—	137
Long-Term Portion of Environmental and Litigation Liabilities	188	—	—	188
Other Liabilities	681	—	—	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 588,439,202 shares Outstanding 540,376,499 shares	6	—	—	6
Treasury stock 48,062,703 shares at cost	(2,110)	—	—	(2,110)
Additional contributed capital	9,896	—	—	9,896
Retained earnings	3,208	(30)	—	3,178
Accumulated other comprehensive loss	(897)	—	—	(897)
Reserve for ESOP debt retirement	(4)	—	—	(4)

Total Monsanto Company Shareowners’ Equity	10,099	(30)	—	10,069

Noncontrolling Interest	44	—	—	44

Total Shareowners’ Equity	10,143	(30)	—	10,113

Total Liabilities and Shareowners’ Equity	$17,867	$18	$(33)	$17,852

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

The following tables present the impact of the restatement on Monsanto’s previously issued audited Statements of Consolidated Cash Flows for the six months ended Feb. 28, 2011, and 2010. The only effect of the restatement on the Statements of Consolidated Cash Flows for both years was to components within operating cash flows. There were no effects on total operating, investing activities, financing activities, or cash and cash equivalents as a result of the restatement.

Unaudited	Six Months Ended Feb. 28, 2011
(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated
Operating Activities:
Net Income	$1,041	$4	$—	$1,045
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	310	—	—	310
Bad-debt expense	(6)	—	—	(6)
Stock-based compensation expense	55	—		55
Excess tax benefits from stock-based compensation	(19)	—	—	(19)
Deferred income taxes	(13)	3	—	(10)
Restructuring charges, net	8	—	—	8
Equity affiliate income, net	(8)	—	—	(8)
Net gain on sales of a business or other assets	(4)	—	—	(4)
Other items	59	—	—	59
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(612)	—	—	(612)
Inventory, net	(269)	—	20	(249)
Deferred revenues	656	—	—	656
Accounts payable and other accrued liabilities	507	(7)	(28)	472
Restructuring cash payments	(152)	—	—	(152)
Pension contributions	(44)	—	—	(44)
Other items	(68)	—	8	(60)
Net Cash Provided by Operating Activities	1,441	—	—	1,441

Unaudited	Six Months Ended Feb. 28, 2010
(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated
Operating Activities:
Net Income	$870	$(4)	$—	$866
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	294	—	—	294
Bad-debt expense	26	—	—	26
Stock-based compensation expense	52	—	—	52
Excess tax benefits from stock-based compensation	(31)	—	—	(31)
Deferred income taxes	(62)	5	1	(56)
Restructuring charges, net	44	—	—	44
Equity affiliate income, net	(18)	—	—	(18)
Net gain on sales of a business or other assets	(2)	—	—	(2)
Other items	38	—	(8)	30
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(459)	—	—	(459)
Inventory, net	(241)	—	(6)	(247)
Deferred revenues	341	—	—	341
Accounts payable and other accrued liabilities	(323)	5	2	(316)
Restructuring cash payments	(124)	—	—	(124)
Pension contributions	(86)	—	—	(86)
Net investment hedge settlement	(4)	—	—	(4)
Other items	(59)	(6)	11	(54)
Net Cash Provided by Operating Activities	256	—	—	256

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the Explanatory Note and Note 24 — Restatement of Consolidated Financial Statements — we have restated our previously issued condensed consolidated financial statements; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

Executive Summary

Consolidated Operating Results — Net sales increased $253 million, or seven percent, in the three-month comparison and $385 million, or seven percent, in the six-month comparison. This increase was primarily a result of increased sales of corn and cotton seed and traits as well as increased sales in Agricultural Productivity. Net income in first half 2011 was $1.89 per share, compared with $1.56 per share in first half 2010.

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

RESULTS OF OPERATIONS

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions, except per share amounts)	2011 Restated	2010 Restated	Change	2011 Restated	2010 Restated	Change
Net Sales	$4,131	$3,878	7%	$5,967	$5,582	7%
Gross Profit	2,310	2,087	11%	3,134	2,833	11%
Operating Expenses:
Selling, general and administrative expenses	502	512	(2)%	952	1,008	(6)%
Research and development expenses	320	279	15%	623	546	14%
Restructuring charges, net	1	30	(97)%	8	44	(82)%
Total Operating Expenses	823	821	NM	1,583	1,598	(1)%
Income from Operations	1,487	1,266	17%	1,551	1,235	26%
Interest expense	39	41	(5)%	82	80	3%
Interest income	(19)	(14)	36%	(34)	(25)	36%
Other expense (income) — net	11	2	450%	23	(10)	(330)%
Income from Continuing Operations Before Income Taxes	1,456	1,237	18%	1,480	1,190	24%
Income tax provision	429	349	23%	438	329	33%
Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	1,027	888	16%	1,042	861	21%
Discontinued Operations:
Income from operations of discontinued businesses	4	—	NM	4	5	(20)%
Income tax provision	1	—	NM	1	—	NM
Income on Discontinued Operations	3	—	NM	3	5	(40)%
Net Income	$1,030	$888	16%	$1,045	$866	21%
Less: Net income attributable to noncontrolling interest	12	2	500%	18	2	800%
Net Income Attributable to Monsanto Company	$1,018	$886	15%	$1,027	$864	19%
Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.87	$1.60	17%	$1.89	$1.55	22%
Income on discontinued operations	0.01	—	NM	—	0.01	NM
Net Income	$1.88	$1.60	18%	$1.89	$1.56	21%
NM = Not Meaningful

Effective Tax Rate	29%	28%		30%	28%

Comparison as a Percent of Net Sales:
Gross profit	56%	54%		53%	51%
Selling, general and administrative expenses	12%	13%		16%	18%
Research and development expenses	8%	7%		10%	10%
Total operating expenses	20%	21%		27%	29%
Income from continuing operations before income taxes	35%	32%		25%	21%
Net income attributable to Monsanto Company	25%	23%		17%	15%

Second Quarter Fiscal Year 2011

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our second quarter income from continuing operations:

Net sales increased seven percent in second quarter 2011 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased five percent, and our Agricultural Productivity segment net sales increased 13 percent. The following table

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

presents the percentage changes in second quarter 2011 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Second Quarter 2011 Percentage Change in Net Sales vs. Second Quarter 2010
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change
Seeds and Genomics Segment	3%	2%	—	5%	—	5%
Agricultural Productivity Segment	9%	4%	—	13%	—	13%
Total Monsanto Company	4%	2%	1%	7%	—	7%

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

Gross profit increased 11 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased two percentage points to 56 percent in second quarter 2011 primarily driven by the increase in Agricultural Productivity, cotton and soy margins. Gross profit percentage in the Seeds and Genomics Segment remained flat at 62 percent in second quarter 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased 13 percentage points to 25 percent in second quarter 2011. This increase was due to cost improvements. See the “Agricultural Productivity Segment” section of the MD&A for further details regarding the Agricultural Productivity gross profit.

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

Income tax provision was $429 million in second quarter 2011, an increase of $80 million over the prior-year quarter primarily as a result of the increase in pretax income from continuing operations. The effective tax increased to 29 percent in second quarter 2011 from 28 percent in second quarter 2010. Second quarter 2011 included several discrete tax adjustments resulting in a tax benefit of $18 million. The majority of this benefit resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which led to the retroactive extension of the research and development credit (R&D credit) and the expiration of statutes in several ex-U.S. jurisdictions. Second quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $24 million. This mainly resulted from the resolution of domestic tax matters, the expiration of statutes in several ex-U.S. jurisdictions, and favorable adjustments from the preparation of tax returns in several jurisdictions. Without the discrete items, our effective tax rate for second quarter 2011 would have been comparable to the 2010 rate.

First Half of Fiscal Year 2011

The following explanations discuss the significant components of our results of operations that affected the six-month comparison of our first half of fiscal years 2011 and 2010 income from continuing operations:

Net sales increased seven percent in first half 2011 from the same period a year ago. Our Seeds and Genomics segment net sales increased seven percent, and our Agricultural Productivity segment net sales increased six percent, as well. The

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

following table presents the percentage changes in first half 2011 worldwide net sales by segment compared with net sales in the prior-year first half, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Half 2011 Percentage Change in Net Sales vs. First Half 2010
	Volume	Price	Currency	Subtotal	Impact of Acquisitions(1)	Net Change
Seeds and Genomics Segment	5%	2%	—	7%	—	7%
Agricultural Productivity Segment	9%	(3)%	—	6%	—	6%
Total Monsanto Company	6%	—	1%	7%	—	7%

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

Gross profit increased 11 percent in the six-month comparison. Gross profit percentage for the total company increased two percentage points to 53 percent in first half 2011. Gross profit percentage in the Seeds and Genomics segment remained flat at 61 percent in first half 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased six percentage points to 23 percent in the first six months of 2011 because of cost improvements. See the “Agricultural Productivity Segment” section of the MD&A for the further information regarding the Agricultural Productivity gross profit.

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

Income tax provision was $438 million in first half 2011, an increase of $109 million from the prior-year comparable period primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased to 30 percent from 28 percent in the prior period. First half 2011 included several discrete tax adjustments resulting in a tax benefit of $18 million. The majority of this benefit resulted from the retroactive extension of the R&D credit discussed above and the expiration of statutes in several jurisdictions. First half 2010 included several discrete tax adjustments resulting in a tax benefit of $32 million. The majority of this benefit was a result of the expiration of statutes in several jurisdictions and the resolution of domestic and ex-U.S. tax matters. In addition, favorable adjustments were recorded as a result of the preparation of tax returns in several jurisdictions. Without the discrete items, our effective tax rate for first half 2011 would have been comparable to the 2010 rate.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

SEEDS AND GENOMICS SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,

(Dollars in millions)	2011	2010	Change	2011	2010	Change

Net Sales
Corn seed and traits	$2,397	$2,247	7%	$3,011	$2,816	7%
Soybean seed and traits	615	633	(3)%	841	834	1%
Cotton seed and traits	67	34	97%	179	93	92%
Vegetable seeds	229	223	3%	412	396	4%
All other crops seeds and traits	113	111	2%	141	140	1%

Total Net Sales	$3,421	$3,248	5%	$4,584	$4,279	7%

Gross Profit
Corn seed and traits	$1,506	$1,420	6%	$1,845	$1,724	7%
Soybean seed and traits	414	386	7%	567	525	8%
Cotton seed and traits	42	15	180%	116	48	142%
Vegetable seeds	125	138	(9)%	238	250	(5)%
All other crops seeds and traits	44	53	(17)%	44	62	(29)%

Total Gross Profit	$2,131	$2,012	6%	$2,810	$2,609	8%

EBIT(1)	$1,403	$1,362	3%	$1,383	$1,305	6%

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

EBIT for the Seeds and Genomics segment increased $78 million to $1,383 million in the first half of 2011.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended Feb. 28,			Six Months Ended Feb. 28,
(Dollars in millions)	2011 Restated	2010 Restated	Change	2011 Restated	2010 Restated	Change

Net Sales
Agricultural productivity	$710	$630	13%	$1,383	$1,303	6%

Total Net Sales	$710	$630	13%	$1,383	$1,303	6%

Gross Profit
Agricultural productivity	$179	$75	139%	$324	$224	45%

Total Gross Profit	$179	$75	139%	$324	$224	45%

EBIT(1)	$62	$(100)	(162)%	$127	$(59)	(315)%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Second Quarter Fiscal Year 2011

Net sales for Agricultural Productivity increased 13 percent, or $80 million, in the three-month comparison. Sales of ROUNDUP and other glyphosate-based herbicides was the largest contributor to the increase. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased 13 percent in second quarter 2011 compared to second quarter 2010. Offsetting this increase, the average net selling price for ROUNDUP and other glyphosate-based herbicides decreased in most regions in second quarter 2011 due to previously announced price decreases.

The net sales increases discussed throughout this section resulted in $104 million higher gross profit in second quarter 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased 13 percentage points to 25 percent in second quarter 2011 because of cost improvements primarily related to production efficiencies. EBIT for the Agricultural Productivity segment increased $162 million to $62 million in second quarter 2011.

Agricultural Productivity Financial Performance — First Half of Fiscal Year 2011

Net sales for Agricultural Productivity increased six percent, or $80 million, in the six-month comparison, primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. ROUNDUP and other glyphosate-based herbicides volume increased 13 percent in the period-over-period comparison due to increased demand primarily in Argentina and Europe. Offsetting this increase, the average net selling price of ROUNDUP and other glyphosate-based herbicides decreased in most regions in the first six months of 2011 compared to the first six months of 2010 due to previously announced price decreases.

The net sales increases and the cost improvements resulted in $100 million higher gross profit in the first half of 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased six percentage points to 23 percent in the period-over-period comparison. EBIT for the Agricultural Productivity segment increased $186 million to $127 million in the first half of 2011.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	Three Months Ended Feb. 28,		Six Months Ended Feb. 28,
(Dollars in millions)	2011	2010	2011	2010

Cost of Goods Sold(1)	$(2)	$(54)	$(2)	$(54)
Restructuring Charges, Net(1)(2)	(1)	(30)	(8)	(44)

Loss from Continuing Operations Before Income Taxes	(3)	(84)	(10)	(98)
Income Tax Benefit	1	30	4	31

Net Loss	$(2)	$(54)	$(6)	$(67)

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

$98 million incurred for the six months ended Feb. 28, 2011, and Feb. 28, 2010, respectively, as well as the cumulative pretax charges of $740 million.

	Three Months Ended Feb. 28,						Six Months Ended Feb. 28,
	Seeds and Genomics		Agricultural Productivity		Total		Seeds and Genomics		Agricultural Productivity		Total

(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Work Force Reductions	$—	$3	$—	$1	$—	$4	$(11)	$4	$(7)	$11	$(18)	$15
Facility Closures / Exit Costs	1	2	—	24	1	26	23	3	3	25	26	28
Asset Impairments
Property, plant and equipment	—	—	—	—	—	—	—	1	—	—	—	1
Inventory	2	54	—	—	2	54	2	54	—	—	2	54

Total Restructuring Charges, Net	$3	$59	$—	$25	$3	$84	$14	$62	$(4)	$36	$10	$98

	Cumulative Amount through Feb. 28, 2011
(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Work Force Reductions	$249	$103	$352
Facility Closures / Exit Costs	72	81	153
Asset Impairments
Property, plant and equipment	39	5	44
Inventory	119	13	132
Other intangible assets	59	—	59

Total Restructuring Charges, Net	$538	$202	$740

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	As of Feb. 28,		As of Aug. 31,
(Dollars in millions, except current ratio)	2011 Restated	2010 Restated	2010 Restated

Cash and Cash Equivalents (variable interest entities - 2011: $13)	$1,837	$1,607	$1,485
Trade Receivables, Net (variable interest entities - 2011: $101)	2,377	2,093	1,590
Inventory, Net	2,980	3,123	2,649
Other Current Assets(1)	1,395	1,325	1,326

Total Current Assets	$8,589	$8,148	$7,050

Short-Term Debt	$409	$114	$241
Accounts Payable	634	673	752
Accrued Liabilities(2)	3,458	2,871	2,563

Total Current Liabilities	$4,501	$3,658	$3,556

Working Capital(3)	$4,088	$4,490	$3,494
Current Ratio(3)	1.91:1	2.23:1	1.98:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

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

Feb. 28, 2011, compared with Aug. 31, 2010: Working capital increased $594 million between Aug. 31, 2010, and Feb. 28, 2011, because of the following factors:

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

•

Inventory increased $331 million between the respective periods primarily because of the seasonality of our U.S. corn and soybean seed business in which the fall harvest of seed products occurs in the first half of the fiscal year resulting in a higher inventory balance as of Feb. 28, 2011.

These increases to working capital between Aug. 31, 2010, and Feb. 28, 2011, were offset by the following factors:

•	Income taxes payable increased $209 million primarily due to the seasonality of U.S. results coupled with the timing of U.S. income tax payments.

•	Deferred revenue increased $700 million related to customer prepayments for product that will be shipped in the current fiscal year.

Feb. 28, 2011, compared with Feb. 28, 2010: Working capital decreased $402 million between Feb. 28, 2011, and Feb. 28, 2010. The following factors decreased working capital as of Feb. 28, 2011, compared with Feb. 28, 2010:

•

Short-term debt increased $295 million primarily due to the acquisition of the Chesterfield Village Research Center in the prior year. As of Feb. 28, 2011, $324 million is included within short-term debt related to payments due on the acquisition.

•

Accrued liabilities increased $587 million. Accrued marketing programs related to current year sales increased $209 million due to the increase in sales and timing of payments. Further, an increase of $318 million in deferred revenue is due to increased customer prepayments in the United States compared to the prior six-month period.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

These working capital decreases were partially offset by the following factors:

•	Cash and cash equivalents increased $230 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Trade receivables increased $284 million due to an increase in current year sales compared to prior year.

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

Cash provided by operating activities was $1,441 million in first half 2011 compared with $256 million in first half 2010. The increase of $1,185 million was driven by the change in accounts payable and other accrued liabilities of $788 million in the six-month comparison because of higher accrued marketing programs, customer payables, and employee incentives. In addition, the increase was also driven by higher net income of $179 million in the six-month comparison from $866 million to $1,045 million. Further, the change in deferred revenue of $315 million provided increased cash as customer prepayments in the United States increased in the first half 2011 over first half 2010.

Cash required by investing activities was $524 million in first half 2011 compared to $345 million in first half 2010. We purchased short-term investments for $180 million in the current year. Further, we acquired businesses for $99 million in the current year. Partially offsetting these uses, our capital expenditures decreased $125 million in the six-month comparison due to less spending in the first half of the current year.

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

Capital Resources and Liquidity

	As of Feb. 28,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2011 Restated	2010 Restated	2010 Restated

Short-Term Debt	$409	$114	$241
Long-Term Debt	1,729	1,726	1,862
Total Shareowners’ Equity	10,975	10,679	10,069
Debt-to-Capital Ratio	16%	15%	17%

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

2010 Acquisitions: In April 2010, we acquired a corn and soybean processing plant located in Paine, Chile from Anasac, a Santiago-based company that provides seed processing services. The total cash paid and the fair value of the acquisition were $34 million, and the purchase price was primarily allocated to fixed assets, goodwill and intangibles.

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

Economic activity in the United States and globally appears to be recovering from the slowdown seen in fiscal year 2009, though credit availability is still restrained. Outside of the United States, our businesses will continue to face additional challenges related to the risks inherent in operating in emerging markets. We expect to continue to monitor these developments and the challenges and issues they place on our business. We believe we have taken appropriate measures to manage our credit exposure, which has the potential to affect sales negatively in the near term. In addition, volatility in foreign currency exchange rates may negatively affect our profitability, the book value of our assets outside the United States and our shareowners’ equity.

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

The estimates that have a higher degree of inherent uncertainty and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Report on Form 10-/A for fiscal year ended Aug. 31, 2010. Had we used estimates different from any of those contained in such Report on Form 10-K/A, our financial condition, profitability, or liquidity for the current period could have been materially different from those presented in this Form 10-Q/A.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of Feb. 28, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement described in Note 24 — Restatement of Consolidated Financial Statements — to our condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

reporting as of Feb. 28, 2011. Specifically, our controls over the timing of the recording of customer incentive programs were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. A material weakness existed in the design of the controls over the timing of recognizing the cost of these customer incentive programs. Based on this re-evaluation and because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of Feb. 28, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

Governmental Proceedings and Undertakings

As described in our Report of Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly period ended Nov. 30, 2010, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $263 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $86 million to $43 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. The court date is pending. The company continues to believe that there is no basis in law for this tax assessment. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.6 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

Securities and Derivative Proceedings

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on

Form 10-Q/A for the quarterly period ended Nov. 30, 2010, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleges that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our ROUNDUP business and our Seeds and Genomics business, lead plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Apr, 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted.

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on
Form 10-Q/A for the quarterly period ended Nov. 30, 2010, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our ROUNDUP business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs have moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On Mar. 11, 2011, the Court approved the parties’ stipulation and consolidated the two actions. Defendants have moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On Mar. 11, 2011, the Court approved the parties’ stipulation to a stay of these actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions.

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on
Form 10-Q/A for the quarterly period ended Nov. 30, 2010, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay.

ITEM  1A. RISK FACTORS

Please see “Caution Regarding Forward-Looking Statements,” at the beginning of this Report on Form 10-Q/A and Part I — Item 1A of our Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K/A.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

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

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Nov. 14, 2011

MONSANTO COMPANY	SECOND QUARTER 2011 FORM 10-Q/A

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Omitted

4	Omitted

10	Form of Change of Control Employment Security Agreement for Mr. Courduroux, effective Feb. 4, 2011 (incorporated by reference to Exhibit 10 to Form 8-K, filed Feb. 10, 2011, File No. 1-16167).

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.