Form 10-Q/A
period 2011-05-31
MONSANTO CO /NEW/
filed 2011-11-14
CIK 1110783

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

Accordingly, we are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and nine-month periods ended May 31, 2011, (the “Original Filing”) to restate our unaudited condensed consolidated financial statements and related disclosures for the three and nine-month periods ended May 31, 2011, and May 31, 2010. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on June 30, 2011.

In addition to the filing of this Form 10-Q/A, we are filing amendments to our Annual Report on Form 10-K for fiscal year ended
Aug. 31, 2010, to restate our consolidated financial statements for the fiscal years ended Aug. 31, 2010, and Aug. 31, 2009, as well as our Quarterly Reports on Form 10-Q for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, to restate our unaudited condensed consolidated financial statements.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Operations

Unaudited (Dollars in millions, except per share amounts)	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
	Restated(1)	Restated(1)	Restated(1)	Restated(1)

Net Sales	$3,608	$3,003	$9,575	$8,585
Cost of goods sold	1,635	1,575	4,468	4,324

Gross Profit	1,973	1,428	5,107	4,261
Operating Expenses:
Selling, general and administrative expenses	591	487	1,543	1,495
Research and development expenses	360	302	983	848
Restructuring charges, net	1	34	9	78

Total Operating Expenses	952	823	2,535	2,421
Income from Operations	1,021	605	2,572	1,840
Interest expense	35	35	117	115
Interest income	(17)	(18)	(51)	(43)
Other expense (income), net	15	7	38	(3)

Income from Continuing Operations Before Income Taxes	988	581	2,468	1,771
Income tax provision	276	165	714	494

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$712	$416	$1,754	$1,277

Discontinued Operations:
Income from operations of discontinued businesses	—	—	4	5
Income tax provision	—	—	1	—

Income on Discontinued Operations	—	—	3	5

Net Income	$712	$416	$1,757	$1,282

Less: Net income attributable to noncontrolling interest	20	13	38	15

Net Income Attributable to Monsanto Company	$692	$403	$1,719	$1,267

Amounts Attributable to Monsanto Company:
Income from continuing operations	$692	$403	$1,716	$1,262
Income on discontinued operations	—	—	3	5

Net Income Attributable to Monsanto Company	$692	$403	$1,719	$1,267

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.29	$0.74	$3.20	$2.32
Income on discontinued operations	—	—	—	0.01

Net Income Attributable to Monsanto Company	$1.29	$0.74	$3.20	$2.33

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.28	$0.73	$3.16	$2.28
Income on discontinued operations	—	—	0.01	0.01

Net Income Attributable to Monsanto Company	$1.28	$0.73	$3.17	$2.29

Weighted Average Shares Outstanding:
Basic	535.5	543.2	536.9	544.7
Diluted	541.2	549.9	542.9	552.1

Dividends Declared per Share	$—	$—	$0.56	$0.53

(1)	See Note 25—Restatement of Consolidated Financial Statements—of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

Condensed Statements of Consolidated Financial Position

Unaudited	As of May 31,	As of Aug. 31,
(Dollars in millions, except share amounts)	2011(1)	2010(1)

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $103)	$1,074	$1,485
Short-term investments	250	—
Trade receivables, net (variable interest entities restricted - 2011: $88)	3,579	1,590
Miscellaneous receivables	723	717
Deferred tax assets	392	529
Inventory, net	2,703	2,649
Other current assets	134	80

Total Current Assets	8,855	7,050
Total property, plant and equipment	8,497	8,068
Less accumulated depreciation	4,227	3,841

Property, Plant and Equipment, Net	4,270	4,227
Goodwill	3,364	3,204
Other Intangible Assets, Net	1,335	1,263
Noncurrent Deferred Tax Assets	1,085	1,014
Long-Term Receivables, Net	474	513
Other Assets	625	581

Total Assets	$20,008	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$216	$241
Accounts payable	603	752
Income taxes payable	316	66
Accrued compensation and benefits	396	179
Accrued marketing programs	871	887
Deferred revenues	332	219
Grower production accruals	89	97
Dividends payable	—	151
Customer payable	27	83
Restructuring reserves	48	197
Miscellaneous short-term accruals	764	684

Total Current Liabilities	3,662	3,556
Long-Term Debt	2,027	1,862
Postretirement Liabilities	923	920
Long-Term Deferred Revenue	343	395
Noncurrent Deferred Tax Liabilities	145	137
Long-Term Portion of Environmental and Litigation Liabilities	183	188
Other Liabilities	669	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 590,762,383 and 588,439,202 shares, respectively Outstanding 534,771,481 and 540,376,499 shares, respectively	6	6
Treasury stock 55,990,902 and 48,062,703 shares, respectively, at cost	(2,596)	(2,110)
Additional contributed capital	10,042	9,896
Retained earnings	4,596	3,178
Accumulated other comprehensive loss	(200)	(897)
Reserve for ESOP debt retirement	(3)	(4)

Total Monsanto Company Shareowners’ Equity	11,845	10,069

Noncontrolling Interest	211	44

Total Shareowners’ Equity	12,056	10,113

Total Liabilities and Shareowners’ Equity	$20,008	$17,852

(1)	See Note 25—Restatement of Consolidated Financial Statements—of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Cash Flows

	Nine Months Ended May 31,
Unaudited (Dollars in millions)	2011 (1)	2010 (1)
Operating Activities:
Net Income	$1,757	$1,282
Adjustments to reconcile cash provided (required) by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	457	446
Bad-debt expense	(6)	41
Stock-based compensation expense	83	72
Excess tax benefits from stock-based compensation	(24)	(40)
Deferred income taxes	(35)	(69)
Restructuring charges, net	9	78
Equity affiliate income, net	(12)	(21)
Net gain on sales of a business or other assets	(5)	(2)
Other items	48	30
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(1,759)	(1,648)
Inventory, net	69	71
Deferred revenues	30	(80)
Accounts payable and other accrued liabilities	678	(355)
Restructuring cash payments	(164)	(175)
Pension contributions	(47)	(95)
Net investment hedge settlement	—	(4)
Other items	(135)	(60)
Net Cash Provided (Required) by Operating Activities	944	(529)
Cash Flows Required by Investing Activities:
Purchases of short-term investments	(430)	—
Maturities of short-term investments	180	—
Capital expenditures	(326)	(569)
Acquisition of businesses, net of cash acquired	(99)	(57)
Purchases of long-term equity securities	—	(14)
Technology and other investments	(51)	(26)
Other investments and property disposal proceeds	19	43
Net Cash Required by Investing Activities	(707)	(623)
Cash Flows Required by Financing Activities:
Net change in financing with less than 90-day maturities	(40)	596
Short-term debt proceeds	59	26
Short-term debt reductions	(33)	(54)
Long-term debt proceeds	300	—
Long-term debt reductions	(192)	(3)
Payments on other financing	(3)	(3)
Debt issuance costs	(3)	—
Treasury stock purchases	(486)	(498)
Stock option exercises	45	50
Excess tax benefits from stock-based compensation	24	40
Tax withholding on restricted stock and restricted stock units	(4)	—
Dividend payments	(452)	(434)
Proceeds from noncontrolling interest	69	—
Dividend payments to noncontrolling interest	(50)	(43)
Net Cash Required by Financing Activities	(766)	(323)
Cash Assumed from Initial Consolidations of Variable Interest Entities	77	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	41	(6)
Net Decrease in Cash and Cash Equivalents	(411)	(1,481)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956
Cash and Cash Equivalents at End of Period	$1,074	$475

(1)	See Note 25 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements

See	Note 20 — Supplemental Cash Flow Information — for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

Statements of Consolidated Shareowners’ Equity and Comprehensive Income

	Monsanto Shareowners
(Dollars in millions, except per share data)	Common Stock	Treasury Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)(2)	Reserve for ESOP Debt	Non-Controlling Interest	Total
Balance as of Aug. 31, 2009 Restated(1)	$6	$(1,577)	$9,695	$2,665	$(744)	$(6)	$69	$10,108
Net income Restated(1)	—	—	—	1,096	—	—	19	1,115
Foreign currency translation	—	—	—	—	(99)	—	(1)	(100)
Postretirement benefit plan activity, net of tax of $(75)	—	—	—	—	(113)	—	—	(113)
Unrealized net losses on investment holdings, net of tax of $(2)	—	—	—	—	(4)	—	—	(4)
Realized net losses on investment holdings, net of tax of $6	—	—	—	—	10	—	—	10
Unrealized net derivative gains, net of tax of $(7)	—	—	—	—	5	—	—	5
Realized net derivative losses, net of tax of $39	—	—	—	—	48	—	—	48
Comprehensive income for 2010 Restated(1)							18	961
Treasury stock purchases	—	(533)	—	—	—	—	—	(533)
Restricted stock withholding	—	—	(6)	—	—	—	—	(6)
Issuance of shares under employee stock plans	—	—	56	—	—	—	—	56
Excess tax benefits from stock-based compensation	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	108	—	—	—	—	108
Cash dividends of $1.08 per common share	—	—	—	(583)	—	—	—	(583)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	2	—	2
Donation of noncontrolling interest	—	—	—	—	—	—	2	2
Balance as of Aug. 31, 2010 Restated(1)	$6	$(2,110)	$9,896	$3,178	$(897)	$(4)	$44	$10,113
Net income Restated(1)	—	—	—	1,719	—	—	38	1,757
Foreign currency translation	—	—	—	—	541	—	3	544
Postretirement benefit plan activity, net of tax of $20	—	—	—	—	31	—	—	31
Unrealized net gains on investment holdings, net of tax of $3	—	—	—	—	5	—	—	5
Unrealized net derivative gains, net of tax of $81	—	—	—	—	119	—	—	119
Realized net derivative losses, net of tax of $6	—	—	—	—	1	—	—	1
Comprehensive income for 2011 Restated(1)							41	2,457
Treasury stock purchases	—	(486)	—	—	—	—	—	(486)
Restricted stock withholding	—	—	(4)	—	—	—	—	(4)
Issuance of shares under employee stock plans	—	—	45	—	—	—	—	45
Excess tax benefits from stock-based compensation	—	—	24	—	—	—	—	24
Stock-based compensation expense	—	—	81	—	—	—	—	81
Cash dividends of $0.56 per common share	—	—	—	(301)	—	—	—	(301)
Dividend payments to noncontrolling interest	—	—	—	—	—	—	(50)	(50)
Allocation of ESOP shares, net of dividends received	—	—	—	—	—	1	—	1
Proceeds from noncontrolling interest	—	—	—	—	—	—	69	69
Noncontrolling interest in consolidated variable interest entities	—	—	—	—	—	—	107	107
Balance as of May 31, 2011 Restated(1)	$6	$(2,596)	$10,042	$4,596	$(200)	$(3)	$211	$12,056

(1)	See Note 25 — Restatement of Consolidated Financial Statements — of Notes to Consolidated Financial Statements.

(2)	See Note 18 — Comprehensive Income (Loss) — for further details of the components of accumulated other comprehensive loss.

The accompanying notes are an integral part of these consolidated financial statements.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

The following table summarizes the activities related to the company’s 2009 Restructuring Plan.

	Work Force	Facility Closures /	Asset
(Dollars in millions)	Reductions	Exit Costs	Impairments	Total

Beginning Liability as of Aug. 31, 2010	$153	$44	$—	$197
Restructuring charges recognized in first nine months of fiscal year 2011	(18)	27	2	11
Cash payments	(93)	(71)	—	(164)
Asset impairments and write-offs	—	—	(2)	(2)
Foreign currency impact	6	—	—	6

Ending Liability as of May 31, 2011	$48	$—	$—	$48

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

The following table displays a roll forward of the allowance for credit losses related to long-term customer receivables.

(Dollars in millions)	Three Months Ended May 31, 2011

Balance at Beginning of Period	$253
Incremental Provision	17
Recoveries	(21)
Other(1)	7

Balance at End of Period	$256

(1)	Includes reclassifications to current and foreign currency translation adjustments.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 8. INVENTORY

Components of inventory are:

	As of May 31,	As of Aug. 31,
	2011	2010
(Dollars in millions)	Restated	Restated

Finished Goods	$1,227	$1,135
Goods In Process	1,278	1,299
Raw Materials and Supplies	353	326

Inventory at FIFO Cost	2,858	2,760
Excess of FIFO over LIFO Cost	(155)	(111)

Total	$2,703	$2,649

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the net carrying amount of goodwill for the first nine months of fiscal year 2011, by segment, are as follows:

(Dollars in millions)	Seeds and Genomics	Agricultural Productivity	Total
Balance as of Aug. 31, 2010	$3,147	$57	$3,204
Acquisition activity (see Note 3)	53	—	53
Effect of foreign currency translation adjustments	107	—	107

Balance as of May 31, 2011	$3,307	$57	$3,364

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

Information regarding the company’s other intangible assets is as follows:

	As of May 31, 2011			As of Aug. 31, 2010
(Dollars in millions)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Intangible Assets with Finite Lives:
Acquired germplasm	$1,188	$(682)	$506	$1,161	$(640)	$521
Acquired intellectual property	968	(696)	272	`866	(649)	217
Trademarks	352	(106)	246	344	(94)	250
Customer relationships	334	(139)	195	317	(113)	204
Other	131	(59)	72	121	(50)	71

Total Other Intangible Assets, Finite Lives	$2,973	$(1,682)	$1,291	$2,809	$(1,546)	$1,263

In process research & development, indefinite lives	44	—	44	—	—	—

Total Other Intangible Assets	$3,017	$(1,682)	$1,335	$2,809	$(1,546)	$1,263

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

During the first nine months of 2010, statutes expired in several jurisdictions and several domestic and ex-US tax matters were resolved favorably. In addition, favorable adjustments were recorded as a result of the filing of tax returns in several jurisdictions. The Patient Protection and Affordable Care Act was signed by President Obama on March 23, 2010, and the Health Care and Education Act of 2010 was signed on March 30, 2010 (collectively the “Acts”). Monsanto recorded a tax charge of $8 million during third quarter 2010 due to the elimination of the tax benefit associated with the Medicare Part D subsidy included in the Acts. Monsanto recorded a net tax benefit of $53 million in the first nine months of 2010 primarily driven by the cumulative effect of these items.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

	Fair Value Measurements at May 31, 2011, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset (1)	Net Balance
Assets at Fair Value:
Cash equivalents	$644	$—	$—	$—	$644
Short-term investments	250	—	—	—	250
Equity securities	35	—	—	—	35
Derivative assets related to:
Foreign currency	—	6	—	—	6
Interest rates	—	18	—	—	18
Corn	73	2	—	(71)	4
Soybeans	27	3	—	(27)	3
Energy and raw materials	—	4	—	—	4

Total Assets at Fair Value	$1,029	$33	$—	$(98)	$964

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$17	$—	$—	$17
Interest rates	—	1	—	—	1
Corn	1	1	—	—	2
Soybeans	1	1	—	—	2
Energy and raw materials	—	10	—	—	10

Total Liabilities at Fair Value	$2	$30	$—	$—	$32

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Fair Value Measurements at Aug. 31, 2010, Using
(Dollars in millions)	Level 1	Level 2	Level 3	Cash Collateral Offset(1)	Net Balance
Assets at Fair Value:
Cash equivalents	$1,078	$—	$—	$—	$1,078
Debt and equity securities	23	—	10	—	33
Derivative assets related to:
Foreign currency	—	26	—	—	26
Corn	10	2	—	(9)	3
Soybeans	6	3	—	(6)	3

Total Assets at Fair Value	$1,117	$31	$10	$(15)	$1,143

Liabilities at Fair Value:
Derivative liabilities related to:
Foreign currency	$—	$5	$—	$—	$5
Interest rates	—	39	—	—	39
Corn	—	9	—	—	9
Soybeans	—	4	—	—	4
Energy and raw materials	—	22	—	—	22

Total Liabilities at Fair Value	$—	$79	$—	$—	$79

(1)	As allowed by the Derivatives and Hedging topic of the ASC, commodity derivative assets and liabilities have been offset by cash collateral due and paid under a master netting arrangement.

The following table summarizes the changes in fair value of the Level 3 asset as of May 31, 2011.

	Three Months Ended	Nine Months Ended
(Dollars in millions)	May 31, 2011	May 31, 2011

Beginning Balance	$—	$10
Elimination due to consolidation of variable interest entities	—	(10)

Ending Balance	$—	$—

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

Financial instruments are neither held nor issued by the company for trading purposes.

The notional amounts of the company’s derivative instruments outstanding as of May 31, 2011, and Aug. 31, 2010, were as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2011	2010

Derivatives Designated as Hedges:
Foreign exchange contracts	$450	$383
Commodity contracts	714	387
Interest rate contracts	475	775

Total Derivatives Designated as Hedges	$1,639	$1,545

Derivatives Not Designated as Hedges:
Foreign exchange contracts	$903	$862
Commodity contracts	214	123
Interest rate contracts	183	—
Grower contracts	69	34

Total Derivatives Not Designated as Hedges	$1,369	$1,019

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The fair values of the company’s derivative instruments outstanding as of May 31, 2011, and Aug. 31, 2010, were as follows:

	Balance Sheet Location	Fair Value(1)
		As of May 31,	As of Aug. 31,
(Dollars in millions)		2011	2010

Asset Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	$1	$23
Commodity contracts	Other current assets(1)	86	12
Commodity contracts	Other assets(1)	18	4
Interest rate contracts	Other assets	18	—

Total derivatives designated as hedges		123	39

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous receivables	5	3
Commodity contracts	Trade receivables, net	—	5
Commodity contracts	Miscellaneous receivables	5	—

Total derivatives not designated as hedges		10	8

Total Asset Derivatives		$133	$47

Liability Derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	$5	$—
Foreign exchange contracts	Other liabilities	3	—
Commodity contracts	Other current assets(1)	1	—
Commodity contracts	Miscellaneous short-term accruals	5	14
Commodity contracts	Other liabilities	4	8
Interest rate contracts	Miscellaneous short-term accruals	—	11
Interest rate contracts	Other liabilities	1	28

Total derivatives designated as hedges		19	61

Derivatives not designated as hedges:
Foreign exchange contracts	Miscellaneous short-term accruals	9	5
Commodity contracts	Trade receivables, net	2	4
Commodity contracts	Other current assets(1)	2	—
Commodity contracts	Miscellaneous short-term accruals	—	9

Total derivatives not designated as hedges		13	18

Total Liability Derivatives		$32	$79

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The gains and losses on the company’s derivative instruments were as follows:

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain(Loss) Recognized in Income(2)(3)
	Three Months Ended May 31,		Three Months Ended May 31,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$—	$(4)	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(3)	$(6)	(5)	(5)	Net sales
Foreign exchange contracts	(8)	11	(1)	4	Cost of goods sold
Commodity contracts	60	(17)	2	(19)	Cost of goods sold
Interest rate contracts	(24)	(9)	(2)	(2)	Interest expense

Total Derivatives Designated as Hedges	25	(21)	(6)	(26)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			(3)	(13)	Other expense, net
Commodity contracts			1	(5)	Net sales
Commodity contracts			(1)	(1)	Cost of goods sold
Commodity contracts			—	(2)	Other expense, net

Total Derivatives Not Designated as Hedges			(3)	(21)

Total Derivatives	$25	$(21)	$(9)	$(47)

	Amount of Gain (Loss) Recognized in AOCI (1) (Effective Portion)		Amount of Gain(Loss) Recognized in Income(2)(3)
	Nine Months Ended May 31,		Nine Months Ended May 31,		Income Statement
(Dollars in millions)	2011	2010	2011	2010	Classification

Derivatives Designated as Hedges:
Fair value hedges:
Commodity contracts(4)			$(20)	$4	Cost of goods sold
Cash flow hedges:
Foreign exchange contracts	$(16)	$(12)	(8)	(3)	Net sales
Foreign exchange contracts	(17)	22	7	12	Cost of goods sold
Commodity contracts	181	12	(2)	(87)	Cost of goods sold
Interest rate contracts	51	(5)	(5)	(5)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	(3)	—	—	N/A(5)

Total Derivatives Designated as Hedges	199	14	(28)	(79)

Derivatives Not Designated as Hedges:
Foreign exchange contracts(6)			—	(33)	Other expense, net
Commodity contracts			3	(5)	Net sales
Commodity contracts			(2)	(1)	Cost of goods sold
Commodity contracts			—	(2)	Other expense, net

Total Derivatives Not Designated as Hedges			1	(41)

Total Derivatives	$199	$14	$(27)	$(120)

(1)	Accumulated other comprehensive income (loss) (AOCI)

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

NOTE 18. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all nonshareowner changes in equity. It consists of net income, foreign currency translation adjustments, net unrealized losses on available-for-sale securities, postretirement benefit plan activity, and net accumulated derivative gains and losses on cash flow hedges not yet realized. Information regarding comprehensive income (loss) is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
(Dollars in millions)	Restated	Restated	Restated	Restated

Comprehensive Income	$953	$239	$2,457	$1,175

The components of accumulated other comprehensive loss are as follows:

	As of May 31,	As of Aug. 31,
(Dollars in millions)	2011	2010

Accumulated Foreign Currency Translation Adjustments	$301	$(240)
Net Unrealized Gain on Investments, Net of Tax	5	—
Net Accumulated Derivative Loss (Income), Net of Tax	72	(48)
Postretirement Benefit Plan Activity, Net of Tax	(578)	(609)

Accumulated Other Comprehensive Loss	$(200)	$(897)

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Weighted-Average Number of Common Shares	535.5	543.2	536.9	544.7
Dilutive Potential Common Shares	5.7	6.7	6.0	7.4

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

•

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on Dec. 17, 2004, 15 plaintiffs filed a purported class action lawsuit, styled Virdie Allen, et al. v. Monsanto, et al., in the Putnam County, West Virginia, state court against Monsanto, Pharmacia and seven other defendants. Monsanto is named as the successor in interest to the liabilities of Pharmacia. The alleged class consists of all current and former residents, workers, and students who, between 1949 and the present, were allegedly exposed to dioxins/furans contamination in counties surrounding Nitro, West Virginia. The complaint alleges that the source of the contamination is a chemical plant in Nitro, formerly owned and operated by Pharmacia and later by Flexsys, a joint venture between Solutia and Akzo Nobel Chemicals, Inc. (Akzo Nobel). Akzo Nobel and Flexsys were named defendants in the case but Solutia was not, due to its then pending bankruptcy proceeding. The suit seeks damages for property cleanup costs, loss of real estate value, funds to test property for contamination levels, funds to test for human exposure, and future medical monitoring costs. The complaint also seeks an injunction against further contamination and punitive damages. Monsanto had agreed to indemnify and defend Akzo Nobel and the Flexsys defendant group, but on May 27, 2011, the judge dismissed both Akzo Nobel and Flexsys from the case. The class action certification hearing was held on Oct. 29, 2007. On Jan. 8, 2008, the trial court issued an order certifying the Allen (now Zina G. Bibb et al. v. Monsanto et al., because Bibb replaced Allen as class representative) case as a class action. The court has set a trial date of Sept. 6, 2011, for the Bibb class action.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

•

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on June 23, 2004, two former employees of Monsanto and Pharmacia filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Monsanto and the Monsanto Company Pension Plan, which is referred to as the “Pension Plan.” The suit claims that the Pension Plan has violated the age discrimination and other rules under the Employee Retirement Income Security Act of 1974 from Jan. 1, 1997 (when the Pension Plan was sponsored by Pharmacia, then known as Monsanto Company) and continuing to the present. In January 2006, a separate group of former employees of Pharmacia filed a similar purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Pharmacia, the Pharmacia Cash Balance Plan, and other defendants. On July 7, 2006, the plaintiffs amended their lawsuit to add Monsanto and the Pension Plan as additional defendants. On Sept. 1, 2006, the Court consolidated these lawsuits with two purported class action lawsuits also pending in the same Court against the Solutia Company Pension Plan, under Walker v. Monsanto, the first filed case. The court conducted a class certification hearing on Sept. 12, 2007. Prior to the hearing, all parties agreed the case should proceed as a class action and also agreed on a definition of the respective classes. The classes were certified by court order on May 22, 2008. On July 11, 2008, all parties filed dispositive motions on the issue of liability, which motions were heard by the court on May 6, 2009. On June 11, 2009, the Court granted summary judgment in favor of Monsanto and the other defendants on the age discrimination claims. The Court granted summary judgment in favor of the plaintiffs on a separate claim regarding post-termination interest, which was subsequently settled for an immaterial amount. The Court entered judgment on the entire case on Sept. 29, 2009. On Oct. 27, 2009, the plaintiffs filed a notice of appeal of the summary judgment order on the age discrimination claims. The Seventh Circuit Court of Appeals heard oral argument in the case on April 20, 2010, and on July 30, 2010, the Court issued its decision affirming the decision of the District Court in all respects. The plaintiffs’ subsequent petition for rehearing and petition for rehearing en banc was denied in an order of the Court of Appeals issued on Sept. 14, 2010. On Dec. 13, 2010, the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court, which was denied by the Court on March 21, 2011.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

Data for the Seeds and Genomics and Agricultural Productivity reportable segments, as well as for Monsanto’s significant operating segments, is presented in the table that follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in millions)	2011 Restated	2010 Restated	2011 Restated	2010 Restated

Net Sales(1)
Corn seed and traits	$1,123	$1,020	$4,134	$3,836
Soybean seed and traits	605	549	1,446	1,383
Cotton seed and traits	487	420	666	513
Vegetable seeds	216	204	628	600
All other crops seeds and traits	216	169	357	309

Total seeds and genomics	$2,647	$2,362	$7,231	$6,641

Agricultural productivity	961	641	2,344	1,944

Total agricultural productivity	$961	$641	$2,344	$1,944

Total	$3,608	$3,003	$9,575	$8,585

Gross Profit
Corn seed and traits	$679	$570	$2,524	$2,294
Soybean seed and traits	386	292	953	817
Cotton seed and traits	386	328	502	376
Vegetable seeds	123	112	361	362
All other crops seeds and traits	132	104	176	166

Total seeds and genomics	$1,706	$1,406	$4,516	$4,015

Agricultural productivity	267	22	591	246

Total agricultural productivity	$267	$22	$591	$246

Total	$1,973	$1,428	$5,107	$4,261

EBIT(2)(3)(4)
Seeds and genomics	$880	$704	$2,263	$2,009
Agricultural productivity	95	(128)	222	(187)

Total	$975	$576	$2,485	$1,822

Depreciation and Amortization Expense
Seeds and genomics	$124	$113	$371	$338
Agricultural productivity	22	39	86	108

Total	$146	$152	$457	$446

(1)	Represents net sales from continuing operations.

(2)

EBIT is defined as earnings (loss) before interest and taxes; see the following table for reconciliation. Earnings (loss) is intended to mean net income (loss) as presented in the Statements of Consolidated Operations under generally accepted accounting principles.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

(3)	Agricultural Productivity EBIT includes income from operations of discontinued businesses of $4 million and $5 million for the nine months ended May 31, 2011, and May 31, 2010, respectively.

(4)	EBIT includes restructuring charges for three and nine months ended May 31, 2011, and May 31, 2010. See Note 6 — Restructuring — for additional information.

A reconciliation of EBIT to net income for each period follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
(Dollars in millions)	Restated	Restated	Restated	Restated

EBIT(1)	$975	$576	$2,485	$1,822
Interest Expense — Net	18	17	66	72
Income Tax Provision(2)	265	156	700	483

Net Income Attributable to Monsanto Company	$692	$403	$1,719	$1,267

(1)	Includes the income from operations of discontinued businesses and pre-tax noncontrolling interest.

(2)	Includes the income tax provision from continuing operations, the income tax benefit on noncontrolling interest and the income tax provision on discontinued operations.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

The effects of the adjustments relating to certain customer incentive programs to our previously issued unaudited Statements of Consolidated Operations for the three months ended May 31, 2011, and May 31, 2010, include an increase in net sales of $18 million and $46 million, an increase in income tax expense of $6 million and $17 million and an increase in net income of $12 million and $29 million, respectively. The effects of the adjustments to our previously issued unaudited Statements of Consolidated Operations for the nine months ended May 31, 2011, and May 31, 2010, include an increase in net sales of $26 million and $41 million, an increase in income tax expense of $10 million and $16 million and an increase in net income of $16 million and $25 million, respectively. The effects of the adjustments to our previously issued unaudited Condensed Statement of Consolidated Financial position as of May 31, 2011, and Aug. 31, 2011, include increases in deferred tax assets of $8 million and $18 million and increases in accrued marketing programs of $22 million and $48 million, respectively. There was also a reclassification adjustment made for the three and nine months ended May 31, 2010 between net sales and SG&A, which resulted in a decrease of $5 million in both line items.

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

The following tables present the impact of the restatement on Monsanto’s previously issued Statements of Consolidated Operations for the three and nine months ended May 31, 2011, and May 31, 2010, and its Condensed Statements of Consolidated Financial Position as of May 31, 2011, and Aug. 31, 2010:

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Statements of Consolidated Operations

Unaudited	Three Months Ended May 31, 2011
(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Restated

Net Sales	$3,590	$18	$3,608
Cost of goods sold	1,635	—	1,635

Gross Profit	1,955	18	1,973
Operating Expenses:
Selling, general and administrative expenses	591	—	591
Research and development expenses	360	—	360
Restructuring charges, net	1	—	1

Total Operating Expenses	952	—	952
Income from Operations	1,003	18	1,021
Interest expense	35	—	35
Interest income	(17)	—	(17)
Other expense (income), net	15	—	15

Income from Continuing Operations Before Income Taxes	970	18	988
Income tax provision	270	6	276

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	$700	$12	$712

Discontinued Operations:
Income from operations of discontinued businesses	—	—	—
Income tax provision	—	—	—

Income on Discontinued Operations	—	—	—

Net Income	$700	$12	$712

Less: Net income attributable to noncontrolling interest	20	—	20

Net Income Attributable to Monsanto Company	$680	$12	$692

Amounts Attributable to Monsanto Company:
Income from continuing operations	$680	$12	$692
Income on discontinued operations	—	—	—

Net Income Attributable to Monsanto Company	$680	$12	$692

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.27	$0.02	$1.29
Income on discontinued operations	—	—	—

Net Income Attributable to Monsanto Company	$1.27	$0.02	$1.29

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.26	$0.02	$1.28
Income on discontinued operations	—	—	—

Net Income Attributable to Monsanto Company	$1.26	$0.02	$1.28

Weighted Average Shares Outstanding:
Basic	535.5		535.5
Diluted	541.2		541.2

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Statements of Consolidated Operations

Unaudited	Three Months Ended May 31, 2010
(Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Reclass	Restated

Net Sales	$2,962	$46	$(5)	$3,003
Cost of goods sold	1,575	—	—	1,575

Gross Profit	1,387	46	(5)	1,428
Operating Expenses:
Selling, general and administrative expenses	492	—	(5)	487
Research and development expenses	302	—	—	302
Restructuring charges, net	34	—	—	34

Total Operating Expenses	828	—	(5)	823
Income from Operations	559	46	—	605
Interest expense	35	—	—	35
Interest income	(18)	—	—	(18)
Other expense (income), net	7	—	—	7

Income from Continuing Operations Before Income Taxes	535	46	—	581
Income tax provision	138	27	—	165

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	$397	$19	$—	$416

Discontinued Operations:
Income from operations of discontinued businesses	—	—	—	—
Income tax provision	—	—	—	—

Income on Discontinued Operations	—	—	—	—

Net Income	$397	$19	$—	$416

Less: Net income attributable to noncontrolling interest	13	—	—	13

Net Income Attributable to Monsanto Company	$384	$19	$—	$403

Amounts Attributable to Monsanto Company:
Income from continuing operations	$384	$19	$—	$403
Income on discontinued operations	—	—	—	—

Net Income Attributable to Monsanto Company	$384	$19	$—	$403

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.71	$0.03	$—	$0.74
Income on discontinued operations	—	—	—	—

Net Income Attributable to Monsanto Company	$0.71	$0.03	$—	$0.74

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$0.70	$0.03	$—	$0.73
Income on discontinued operations	—	—	—	—

Net Income Attributable to Monsanto Company	$0.70	$0.03	$—	$0.73

Weighted Average Shares Outstanding:
Basic	543.2			543.2
Diluted	549.9			549.9

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Statements of Consolidated Operations

Unaudited	Nine Months Ended May 31, 2011
(Dollars in millions, except per share amounts)	Previously Reported	Adjustments		Restated

Net Sales	$9,549		$26	$9,575
Cost of goods sold	4,468		—	4,468

Gross Profit	5,081		26	5,107
Operating Expenses:
Selling, general and administrative expenses	1,543		—	1,543
Research and development expenses	983		—	983
Restructuring charges, net	9		—	9

Total Operating Expenses	2,535		—	2,535
Income from Operations	2,546		26	2,572
Interest expense	117		—	117
Interest income	(51)		—	(51)
Other expense (income), net	38		—	38

Income from Continuing Operations Before Income Taxes	2,442		26	2,468
Income tax provision	704		10	714

Income from Continuing Operations Including Portion
Attributable to Noncontrolling Interest	$1,738		$16	$1,754

Discontinued Operations:
Income from operations of discontinued businesses	4		—	4
Income tax provision	1		—	1

Income on Discontinued Operations	3		—	3

Net Income	$1,741		$16	$1,757

Less: Net income attributable to noncontrolling interest	38		—	38

Net Income Attributable to Monsanto Company	$1,703		$16	$1,719

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,700		$16	$1,716
Income on discontinued operations	3		—	3

Net Income Attributable to Monsanto Company	$1,703		$16	$1,719

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.17		$0.03	$3.20
Income on discontinued operations	—		—	—

Net Income Attributable to Monsanto Company	$3.17		$0.03	$3.20

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$3.13		$0.03	$3.16
Income on discontinued operations	0.01		—	0.01

Net Income Attributable to Monsanto Company	$3.14		$0.03	$3.17

Weighted Average Shares Outstanding:
Basic	536.9			536.9
Diluted	542.9			542.9
Dividends Declared per Share	$0.56	$		$0.56

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Statements of Consolidated Operations

	Nine Months Ended May 31, 2010
Unaudited (Dollars in millions, except per share amounts)	Previously Reported	Adjustments	Reclass	Restated

Net Sales	$8,549	$41	$(5)	$8,585
Cost of goods sold	4,324	—	—	4,324

Gross Profit	4,225	41	(5)	4,261
Operating Expenses:
Selling, general and administrative expenses	1,500	—	(5)	1,495
Research and development expenses	848	—	—	848
Restructuring charges, net	78	—	—	78

Total Operating Expenses	2,426	—	(5)	2,421
Income from Operations	1,799	41	—	1,840
Interest expense	115	—	—	115
Interest income	(43)	—	—	(43)
Other expense (income), net	(3)	—	—	(3)

Income from Continuing Operations Before Income Taxes	1,730	41	—	1,771
Income tax provision	468	26	—	494

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	$1,262	$15	$—	$1,277

Discontinued Operations:
Income from operations of discontinued businesses	5	—	—	5
Income tax provision	—	—	—	—

Income on Discontinued Operations	5	—	—	5

Net Income	$1,267	$15	$—	$1,282

Less: Net income attributable to noncontrolling interest	15	—	—	15

Net Income Attributable to Monsanto Company	$1,252	$15	$—	$1,267

Amounts Attributable to Monsanto Company:
Income from continuing operations	$1,247	$15	$—	$1,262
Income on discontinued operations	5	—	—	5

Net Income Attributable to Monsanto Company	$1,252	$15	$—	$1,267

Basic Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.29	$0.03	$—	$2.32
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$2.30	$0.03	$—	$2.33

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$2.26	$0.02	$—	$2.28
Income on discontinued operations	0.01	—	—	0.01

Net Income Attributable to Monsanto Company	$2.27	$0.02	$—	$2.29

Weighted Average Shares Outstanding:
Basic	544.7			544.7
Diluted	552.1			552.1

Dividends Declared per Share	$0.53			$0.53

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Condensed Statements of Consolidated Financial Position

	As of May 31, 2011
(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated

Assets
Current Assets:
Cash and cash equivalents (variable interest entities restricted - 2011: $103)	$1,074	$—	$—	$1,074
Short-term investments	250	—	—	250
Trade receivables, net (variable interest entities restricted - 2011: $88)	3,579	—	—	3,579
Miscellaneous receivables	740	—	(17)	723
Deferred tax assets	384	8	—	392
Inventory, net	2,826	—	(123)	2,703
Other current assets	134	—	—	134

Total Current Assets	8,987	8	(140)	8,855
Total property, plant and equipment	8,497	—	—	8,497
Less accumulated depreciation	4,227	—	—	4,227

Property, Plant and Equipment, Net	4,270	—	—	4,270
Goodwill	3,364	—	—	3,364
Other Intangible Assets, Net	1,335	—	—	1,335
Noncurrent Deferred Tax Assets	1,085	—	—	1,085
Long-Term Receivables, Net	474	—	—	474
Other Assets	571	—	54	625

Total Assets	$20,086	$8	$(86)	$20,008

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$216	$—	$—	$216
Accounts payable	603	—	—	603
Income taxes payable	333	—	(17)	316
Accrued compensation and benefits	396	—	—	396
Accrued marketing programs	849	22	—	871
Deferred revenues	324	—	8	332
Grower production accruals	158	—	(69)	89
Dividends payable	—	—	—	—
Customer payable	27	—	—	27
Restructuring reserves	48	—	—	48
Miscellaneous short-term accruals	764	—	—	764

Total Current Liabilities	3,718	22	(78)	3,662
Long-Term Debt	2,027	—	—	2,027
Postretirement Liabilities	923	—	—	923
Long-Term Deferred Revenue	351	—	(8)	343
Noncurrent Deferred Tax Liabilities	145	—	—	145
Long-Term Portion of Environmental and Litigation Liabilities	183	—	—	183
Other Liabilities	669	—	—	669
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01)
Issued 590,762,383 shares
Outstanding 534,771,481 shares	6	—	—	6
Treasury stock 55,990,902 shares, at cost	(2,596)	—	—	(2,596)
Additional contributed capital	10,042	—	—	10,042
Retained earnings	4,610	(14)	—	4,596
Accumulated other comprehensive loss	(200)	—	—	(200)
Reserve for ESOP debt retirement	(3)	—	—	(3)

Total Monsanto Company Shareowners’ Equity	11,859	(14)	—	11,845

Noncontrolling Interest	211	—	—	211

Total Shareowners’ Equity	12,070	(14)	—	12,056

Total Liabilities and Shareowners’ Equity	$20,086	$8	$(86)	$20,008

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

Condensed Statements of Consolidated Financial Position

	As of Aug. 31, 2010
(Dollars in millions, except share amounts)	Previously Reported	Adjustments	Reclass	Restated
Assets
Current Assets:
Cash and cash equivalents	$1,485	$—	$—	$1,485
Trade receivables, net	1,590	—	—	1,590
Miscellaneous receivables	717	—	—	717
Deferred tax assets	511	18	—	529
Inventory, net	2,739	—	(90)	2,649
Other current assets	80	—	—	80

Total Current Assets	7,122	18	(90)	7,050
Total property, plant and equipment	8,068	—	—	8,068
Less accumulated depreciation	3,841	—	—	3,841

Property, Plant and Equipment, Net	4,227	—	—	4,227
Goodwill	3,204	—	—	3,204
Other Intangible Assets, Net	1,263	—	—	1,263
Noncurrent Deferred Tax Assets	1,014	—	—	1,014
Long-Term Receivables, Net	513	—	—	513
Other Assets	524	—	57	581

Total Assets	$17,867	$18	$(33)	$17,852

Liabilities and Shareowners’ Equity
Current Liabilities:
Short-term debt, including current portion of long-term debt	$241	$—	$—	$241
Accounts payable	752	—	—	752
Income taxes payable	66	—	—	66
Accrued compensation and benefits	179	—	—	179
Accrued marketing programs	839	48	—	887
Deferred revenues	219	—	—	219
Grower production accruals	130	—	(33)	97
Dividends payable	151	—	—	151
Customer payable	83	—	—	83
Restructuring reserves	197	—	—	197
Miscellaneous short-term accruals	684	—	—	684

Total Current Liabilities	3,541	48	(33)	3,556
Long-Term Debt	1,862	—	—	1,862
Postretirement Liabilities	920	—	—	920
Long-Term Deferred Revenue	395	—	—	395
Noncurrent Deferred Tax Liabilities	137	—	—	137
Long-Term Portion of Environmental and Litigation Liabilities	188	—	—	188
Other Liabilities	681	—	—	681
Shareowners’ Equity:
Common stock (authorized: 1,500,000,000 shares, par value $0.01) Issued 588,439,202 shares Outstanding 540,376,499 shares	6	—	—	6
Treasury stock 48,062,703 shares, at cost	(2,110)	—	—	(2,110)
Additional contributed capital	9,896	—	—	9,896
Retained earnings	3,208	(30)	—	3,178
Accumulated other comprehensive loss	(897)	—	—	(897)
Reserve for ESOP debt retirement	(4)	—	—	(4)

Total Monsanto Company Shareowners’ Equity	10,099	(30)	—	10,069

Noncontrolling Interest	44	—	—	44

Total Shareowners’ Equity	10,143	(30)	—	10,113

Total Liabilities and Shareowners’ Equity	$17,867	$18	$(33)	$17,852

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

The following tables present the impact of the restatement on Monsanto’s previously issued Statements of Consolidated Cash Flows for the nine months ended May 31, 2011, and 2010. The only effect of the restatement on the Statements of Consolidated Cash Flows for the nine months ended May 31, 2011, was to components within operating cash flows. There were no effects on total operating, investing activities, financing activities, or cash and cash equivalents as a result of the restatement. The effect of the restatement on the Statements of Consolidated Cash Flows for the nine months ended May 31, 2010, was to components within operating cash flows and to one component of investing activities. There were no effects on total operating, financing activities, or cash and cash equivalents as a result of the restatement.

	Nine Months Ended May 31, 2011
(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated
Operating Activities:
Net Income	$1,741	$16	$—	$1,757
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	457	—	—	457
Bad-debt expense	(6)	—	—	(6)
Stock-based compensation expense	83	—	—	83
Excess tax benefits from stock-based compensation	(24)	—	—	(24)
Deferred income taxes	(45)	10	—	(35)
Restructuring charges, net	9	—	—	9
Equity affiliate income, net	(12)	—	—	(12)
Net gain on sales of a business or other assets	(5)	—	—	(5)
Other items	46	—	2	48
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(1,759)	—	—	(1,759)
Inventory, net	36	—	33	69
Deferred revenues	30	—	—	30
Accounts payable and other accrued liabilities	757	(26)	(53)	678
Restructuring cash payments	(164)	—	—	(164)
Pension contributions	(47)	—	—	(47)
Other items	(153)	—	18	(135)
Net Cash Provided by Operating Activities	944	—	—	944

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)

	Nine Months Ended May 31, 2010
(Dollars in millions)	Previously Reported	Adjustments	Reclass	Restated
Operating Activities:
Net Income	$1,267	$15	$—	$1,282
Adjustments to reconcile cash provided by operating activities:
Items that did not require (provide) cash:
Depreciation and amortization	446	—	—	446
Bad-debt expense	41	—	—	41
Stock-based compensation expense	72	—	—	72
Excess tax benefits from stock-based compensation	(40)	—	—	(40)
Deferred income taxes	(98)	29	—	(69)
Restructuring charges, net	78	—	—	78
Equity affiliate income, net	(21)	—	—	(21)
Net gain on sales of a business or other assets	(2)	—	—	(2)
Other items	38	—	(8)	30
Changes in assets and liabilities that provided (required) cash, net of acquisitions:
Trade receivables, net	(1,648)	—	—	(1,648)
Inventory, net	78	—	(7)	71
Deferred revenues	(80)	—	—	(80)
Accounts payable and other accrued liabilities	(324)	(38)	7	(355)
Restructuring cash payments	(175)	—	—	(175)
Pension contributions	(95)	—	—	(95)
Net investment hedge settlement	(4)	—	—	(4)
Other items	(71)	(6)	17	(60)
Net Cash Provided by Operating Activities	(538)	—	9	(529)
Cash Flows Required by Investing Activities:
Capital expenditures	(560)	—	(9)	(569)
Acquisition of businesses, net of cash acquired	(57)	—	—	(57)
Purchases of long-term equity securities	(14)	—	—	(14)
Technology and other investments	(26)	—	—	(26)
Other investments and property disposal proceeds	43	—	—	43
Net Cash Required by Investing Activities	(614)	—	(9)	(623)

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

Executive Summary

Consolidated Operating Results — Net sales increased $605 million, or 20 percent, in the three-month comparison and $990 million, or 12 percent, in the nine-month comparison. This increase was primarily a result of increased sales of corn and cotton seed and traits as well as increased sales in Agricultural Productivity. Net income in the first nine months of 2011 was $3.17 per share, compared with $2.29 per share in the prior-year comparable period.

Financial Condition, Liquidity, and Capital Resources — In the first nine months of 2011, net cash provided by operating activities was $944 million, compared with a requirement of cash of $529 million in the prior-year period. This increase was primarily due to improved earnings and a favorable change in accounts payable and other accrued liabilities. Net cash required by investing activities was $707 million in the first nine months of 2011 compared with $623 million in the prior-year comparable period, primarily due to purchases of short-term investments. Partially offsetting this use, capital expenditures decreased during the current year. As a result, free cash flow improved to $237 million for the nine months ended May 31, 2011, compared with a negative $1,152 million for the nine months ended May 31, 2010. For a more detailed discussion of the factors affecting the free cash flow comparison, see the “Cash Flow” section of the “Financial Condition, Liquidity, and Capital Resources” section in this MD&A.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

RESULTS OF OPERATIONS
	Three Months Ended May 31,			Nine Months Ended May 31,
(Dollars in millions, except per share amounts)	2011 Restated	2010 Restated	Change	2011 Restated	2010 Restated	Change

Net Sales	$3,608	$3,003	20%	$9,575	$8,585	12%
Gross Profit	1,973	1,428	38%	5,107	4,261	20%
Operating Expenses:
Selling, general and administrative expenses	591	487	21%	1,543	1,495	3%
Research and development expenses	360	302	19%	983	848	16%
Restructuring charges, net	1	34	(97)%	9	78	(88)%

Total Operating Expenses	952	823	16%	2,535	2,421	5%

Income from Operations	1,021	605	69%	2,572	1,840	40%
Interest expense	35	35	NM	117	115	2%
Interest income	(17)	(18)	(6)%	(51)	(43)	19%
Other expense (income) — net	15	7	114%	38	(3)	(1367)%

Income from Continuing Operations Before Income Taxes	988	581	70%	2,468	1,771	39%
Income tax provision	276	165	67%	714	494	45%

Income from Continuing Operations Including Portion Attributable to Noncontrolling Interest	712	416	71%	1,754	1,277	37%

Discontinued Operations:
Income from operations of discontinued businesses	—	—	NM	4	5	(20)%
Income tax provision	—	—	NM	1	—	NM

Income on Discontinued Operations	—	—	NM	3	5	(40)%

Net Income	$712	$416	71%	$1,757	$1,282	37%

Less: Net income attributable to noncontrolling interest	20	13	54%	38	15	153%

Net Income Attributable to Monsanto Company	$692	$403	72%	$1,719	$1,267	36%

Diluted Earnings per Share Attributable to Monsanto Company:
Income from continuing operations	$1.28	$0.73	75%	$3.16	$2.28	39%
Income on discontinued operations	—	—	NM	0.01	0.01	NM

Net Income	$1.28	$0.73	75%	$3.17	$2.29	38%

NM = Not Meaningful

Effective Tax Rate	28%	28%		29%	28%

Comparison as a Percent of Net Sales:
Gross profit	55%	48%		53%	50%
Selling, general and administrative expenses	16%	16%		16%	17%
Research and development expenses	10%	10%		10%	10%
Total operating expenses	26%	27%		26%	28%
Income from continuing operations before income taxes	27%	19%		26%	21%
Net income attributable to Monsanto Company	19%	13%		18%	15%

Third Quarter Fiscal Year 2011

The following explanations discuss the significant components of our results of operations that affected the quarter-to-quarter comparison of our third quarter income from continuing operations:

Net sales increased 20 percent in third quarter 2011 from the same quarter a year ago. Our Seeds and Genomics segment net sales increased 12 percent, and our Agricultural Productivity segment net sales increased 50 percent. The following table

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

presents the percentage changes in third quarter 2011 worldwide net sales by segment compared with net sales in the prior-year quarter, including the effect volume, price, currency and acquisitions had on these percentage changes:

	Third Quarter 2011 Percentage Change in Net Sales vs. Third Quarter 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change
Seeds and Genomics Segment	6%	4%	2%	12%	—	12%
Agricultural Productivity Segment	12%	34%	4%	50%	—	50%
Total Monsanto Company	7%	11%	2%	20%	—	20%

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

Gross profit increased 38 percent in the three-month comparison. Gross profit as a percent of net sales (gross profit percentage) for the total company increased seven percentage points to 55 percent in third quarter 2011 primarily driven by the increase in Agricultural Productivity, cotton and soy margins. Gross profit percentage in the Seeds and Genomics Segment increased four percentage points to 64 percent in third quarter 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased 25 percentage points to 28 percent in third quarter 2011. This increase was due to lower marketing programs in the current year. See the “Agricultural Productivity Segment” section of the MD&A for further details regarding the Agricultural Productivity gross profit.

Operating expenses increased $129 million in third quarter 2011 from the prior-year comparable quarter. In the three-month comparison, selling, general and administrative (SG&A) expenses increased 21 percent primarily because of higher accruals for incentives. R&D expenses increased 19 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A remained flat at 16 percent, and R&D expenses remained flat at 10 percent.

Other expense — net was expense of $15 million in third quarter 2011, compared with expense of $7 million in the prior-year quarter. The change occurred due to a contractual dispute partially offset by a decrease in foreign currency losses in the current period compared to the prior-year period.

Income tax provision was $276 million in third quarter 2011, an increase of $111 million over the prior-year quarter, primarily as a result of the increase in pretax income from continuing operations. The effective tax rate of 28 percent in third quarter 2011 was the same as the prior-year quarter. Third quarter 2011 included several discrete tax adjustments resulting in a tax benefit of $3 million. The majority of this benefit resulted from favorable return-to-provision true-up adjustments and expiration of statutes in various jurisdictions, partially offset by deferred tax adjustments. Third quarter 2010 included several discrete tax adjustments resulting in a tax benefit of $21 million. The majority of this benefit resulted from favorable adjustments from the filing of tax returns in several jurisdictions. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of President Obama signing the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 (collectively called ‘the Healthcare Acts’). Without the discrete items, our effective tax rate for third quarter 2011 would have been lower than the 2010 rate, primarily driven by a shift in our projected earnings mix to lower tax rate jurisdictions.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

with net sales in the prior-year comparable period, including the effect volume, price, currency and acquisitions had on these percentage changes:

	First Nine Months of 2011 Percentage Change in Net Sales vs. First Nine Months of 2010
					Impact of
	Volume	Price	Currency	Subtotal	Acquisitions(1)	Net Change
Seeds and Genomics Segment	5%	3%	1%	9%	—	9%
Agricultural Productivity Segment	10%	9%	2%	21%	—	21%
Total Monsanto Company	7%	4%	1%	12%	—	12%

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

Gross profit increased 20 percent in the nine-month comparison. Gross profit percentage for the total company increased three percentage points to 53 percent in the first nine months of 2011. Gross profit percentage in the Seeds and Genomics segment increased two percentage points to 62 percent in the first nine months of 2011. See the “Seeds and Genomics Segment” section of MD&A for further details. Gross profit percentage for the Agricultural Productivity segment increased 12 percentage points to 25 percent in the first nine months of 2011 because of cost improvements. See the “Agricultural Productivity Segment” section of the MD&A for the further information regarding the Agricultural Productivity gross profit.

Operating expenses increased five percent, or $114 million, in the first nine months of 2011 from the prior-year comparable period. In the nine-month comparison, SG&A expenses increased three percent primarily because of higher incentive accruals, and R&D expenses increased 16 percent related to the increase in our expanded product pipeline. As a percent of net sales, SG&A expenses decreased one percentage point to 16 percent, and R&D expenses remained flat at 10 percent in the nine-month comparison.

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

Income tax provision was $714 million in the first nine months of 2011, an increase of $220 million from the prior-year comparable period, primarily as a result of the increase in pretax income from continuing operations. The effective tax rate increased to 29 percent from 28 percent in the prior period. The first nine months of 2011 included several discrete tax adjustments resulting in a tax benefit of $21 million. The majority of this benefit resulted from the retroactive extension of the R&D credit pursuant to the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, favorable return-to-provision true-up adjustments, and the expiration of statutes in several jurisdictions, partially offset by deferred tax adjustments. The first nine months of 2010 included several discrete tax adjustments resulting in a tax benefit of $53 million. The majority of this benefit was from favorable adjustments from the filing of tax returns in several jurisdictions, expiration of statutes in several jurisdictions, and favorable resolution of several domestic and ex-U.S. tax matters. These benefits were partially offset by a tax charge of $8 million as a result of the elimination of the tax benefit associated with the Medicare Part D subsidy as a result of President Obama signing the Healthcare Acts in March 2010. Without the discrete items, our effective tax rate for the first nine months of 2011 would have been slightly lower than the 2010 rate, primarily driven by a full-year forecasted benefit of the R&D credit pursuant to the R&D extension described above, as compared to a partial-year forecasted benefit in the first nine months of 2010.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

SEEDS AND GENOMICS SEGMENT

	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended May 31,			Nine Months Ended May 31,

(Dollars in millions)	2011	2010	Change	2011	2010	Change
Net Sales
Corn seed and traits	$1,123	$1,020	10%	$4,134	$3,836	8%
Soybean seed and traits	605	549	10%	1,446	1,383	5%
Cotton seed and traits	487	420	16%	666	513	30%
Vegetable seeds	216	204	6%	628	600	5%
All other crops seeds and traits	216	169	28%	357	309	16%

Total Net Sales	$2,647	$2,362	12%	$7,231	$6,641	9%

Gross Profit
Corn seed and traits	$679	$570	19%	$2,524	$2,294	10%
Soybean seed and traits	386	292	32%	953	817	17%
Cotton seed and traits	386	328	18%	502	376	34%
Vegetable seeds	123	112	10%	361	362	NM
All other crops seeds and traits	132	104	27%	176	166	6%

Total Gross Profit	$1,706	$1,406	21%	$4,516	$4,015	12%

EBIT(1)	$880	$704	25%	$2,263	$2,009	13%

NM	= Not Meaningful

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

comparison as we focus on mix for our Genuity Reduced-Refuge Family of products. Further contributing to the gross profit increase, we had increased penetration of higher margin soybean traits as well as increased sales for cotton seed and traits as we experienced increased planted acres and lower sales deductions for grower programs.

EBIT for the Seeds and Genomics segment increased $254 million to $2,263 million in the first nine months of 2011.

AGRICULTURAL PRODUCTIVITY SEGMENT

	Three Months Ended May 31,			Nine Months Ended May 31,

	2011	2010		2011	2010
(Dollars in millions)	Restated	Restated	Change	Restated	Restated	Change
Net Sales
Agricultural productivity	$961	$641	50%	$2,344	$1,944	21%

Total Net Sales	$961	$641	50%	$2,344	$1,944	21%

Gross Profit
Agricultural productivity	$267	$22	1114%	$591	$246	140%

Total Gross Profit	$267	$22	1114%	$591	$246	140%

EBIT(1)	$95	$(128)	174%	$222	$(187)	219%

(1)

EBIT is defined as earnings (loss) before interest and taxes. Interest and taxes are recorded on a total company basis. We do not record these items at the segment level. See Note 22 — Segment Information and the “Overview — Non-GAAP Financial Measures” section of MD&A for further details.

Agricultural Productivity Financial Performance — Third Quarter Fiscal Year 2011

Net sales for Agricultural Productivity increased 50 percent, or $320 million, in the three-month comparison. Sales of ROUNDUP and other glyphosate-based herbicides was the largest contributor to the increase. Sales volumes of ROUNDUP and other glyphosate-based herbicides increased seven percent in third quarter 2011 compared to third quarter 2010. Further, the average net selling price for ROUNDUP and other glyphosate-based herbicides increased due to lower sales deductions for marketing programs during the current year.

The net sales increases discussed throughout this section resulted in $245 million higher gross profit in third quarter 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased 25 percentage points to 28 percent in third quarter 2011 because of price improvements from lower marketing programs. EBIT for the Agricultural Productivity segment increased $223 million to $95 million in third quarter 2011.

Agricultural Productivity Financial Performance — First Nine Months of Fiscal Year 2011

Net sales for Agricultural Productivity increased 21 percent, or $400 million, in the nine-month comparison, primarily due to increased sales for ROUNDUP and other glyphosate-based herbicides. ROUNDUP and other glyphosate-based herbicides volume increased 11 percent in the period-over-period comparison due to increased demand primarily in Europe and Argentina. Further, the average net selling price of ROUNDUP and other glyphosate-based herbicides increased due to lower sales deductions for marketing programs during the current year.

The net sales increases resulted in $345 million higher gross profit in the first nine months of 2011. Gross profit as a percent of sales for the Agricultural Productivity segment increased 12 percentage points to 25 percent in the period-over-period comparison because of price improvements from lower marketing programs as well as cost improvements primarily related to production efficiencies. EBIT for the Agricultural Productivity segment increased $409 million to $222 million in the first nine months of 2011.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

RESTRUCTURING

Restructuring charges were recorded in the Statements of Consolidated Operations as follows:

	00000000	00000000	00000000	00000000
	Three Months Ended May 31,		Nine Months Ended May 31,

(Dollars in millions)	2011	2010	2011	2010
Cost of Goods Sold(1)	$—	$(52)	$(2)	$(106)
Restructuring Charges, Net(1)(2)	(1)	(34)	(9)	(78)

Loss from Continuing Operations Before Income Taxes	(1)	(86)	(11)	(184)
Income Tax Benefit	1	25	5	56

Net Loss	$—	$(61)	$(6)	$(128)

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Working Capital and Financial Condition

	00000000	00000000	00000000
	As of May 31,		As of Aug. 31,

	2011	2010	2010
(Dollars in millions, except current ratio)	Restated	Restated	Restated
Cash and Cash Equivalents (variable interest entities - 2011: $103)	$1,074	$475	$1,485
Trade Receivables, Net (variable interest entities - 2011: $88)	3,579	3,233	1,590
Inventory, Net	2,703	2,772	2,649
Other Current Assets(1)	1,499	1,301	1,326

Total Current Assets	$8,855	$7,781	$7,050

Short-Term Debt	$216	$839	$241
Accounts Payable	603	573	752
Accrued Liabilities(2)	2,843	2,233	2,563

Total Current Liabilities	$3,662	$3,645	$3,556

Working Capital(3)	$5,193	$4,136	$3,494
Current Ratio(3)	2.42:1	2.13:1	1.98:1

(1)	Includes short-term investments, miscellaneous receivables, deferred tax assets and other current assets.

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

May 31, 2011, compared with Aug. 31, 2010: Working capital increased $1,699 million between Aug. 31, 2010, and May 31, 2011, because of the following factors:

•	Trade receivables increased $1,989 million due to normal ongoing sales activity because of the seasonality of our business and collections as of May 31, 2011.

•	Other current assets increased $173 million due to the purchase of short-term investments during the current period of $250 million.

•	Inventories increased $54 million primarily because of higher vegetable seed production yields, higher production costs related to improved safety stock and parity in our fiscal year 2011 harvest.

•	Dividends payable decreased $151 million driven by the declaration of dividends in August 2010 and the payment to shareowners in October 2010. There were no dividends payable as of May 31, 2011.

•	Restructuring reserves decreased $149 million due to finalization of payments which are expected to be completed by the end of the first quarter 2012.

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

•	Income taxes payable increased $250 million primarily due to the seasonality of U.S. results coupled with the timing of U.S. income tax payments.

•	Accrued compensation and benefits increased $217 million due to higher incentive accruals during the current year.

May 31, 2011, compared with May 31, 2010: Working capital increased $1,057 million between May 31, 2011, and May 31, 2010. The following factors increased working capital as of May 31, 2011, compared with May 31, 2010:

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

•	Cash and cash equivalents increased $599 million between the respective periods. See the “Cash Flow” section in this section of MD&A for further details of this increase.

•	Trade receivables increased $346 million due to an increase in current year sales compared to prior year.

•	Other current assets increased $198 million due to the purchase of short-term investments during the current period of $250 million.

•

Short-term debt decreased $623 million primarily because we had commercial paper borrowings outstanding in the prior year, and during the current quarter we repaid $188 million of short-term debt related to our purchase of the Chesterfield Village Research Center in the prior year.

These working capital increases were partially offset by the following factors:

•

Accrued liabilities increased $610 million. Income taxes payable increased $214 million primarily due to an increase in U.S. pretax income. In addition, accrued compensation and benefits increased $199 million due to higher incentive accruals during the current year. Further, accrued marketing programs related to current year sales increased $159 million due to the increase in sales and timing of payments.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

Cash Flow

	Nine Months Ended May 31,
(Dollars in millions)	2011 Restated	2010 Restated
Net Cash Provided (Required) by Operating Activities	$944	$(529)
Net Cash Required by Investing Activities	(707)	(623)

Free Cash Flow(1)	237	(1,152)

Net Cash Required by Financing Activities	(766)	(323)
Cash Assumed from Initial Consolidation of Variable Interest Entities	77	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	41	(6)

Net Decrease in Cash and Cash Equivalents	(411)	(1,481)
Cash and Cash Equivalents at Beginning of Period	1,485	1,956

Cash and Cash Equivalents at End of Period	$1,074	$475

(1)	Free cash flow represents the total of net cash provided by operating activities and required by investing activities (see the “Non-GAAP Financial Measures” section in MD&A for a further discussion).

Cash provided by operating activities was $944 million in the first nine months 2011 compared with cash required by operating activities of $529 million in the first nine months of 2010. The increase of $1,473 million was driven by the change in accounts payable and other accrued liabilities of $1,033 million in the nine-month comparison because of higher accrued marketing programs and employee incentives. In addition, the increase was also driven by higher net income of $475 million in the nine-month comparison from $1,282 million to $1,757 million.

Cash required by investing activities was $707 million in the first nine months of 2011 compared to $623 million in the first nine months of 2010. We purchased short-term investments for $250 million in the current year. Further we acquired businesses for $99 million in the current year. Partially offsetting these uses, our capital expenditures decreased $243 million in the nine-month comparison due to less spending in the first nine months of the current year.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

The amount of cash required by financing activities was $766 million in the first nine months of 2011 compared with $323 million in the first nine months of 2010. The net change in short-term financing was a use of cash of $14 million in the first nine months of 2011 compared with a source of cash of $568 million in the prior-year comparable period primarily due to an increase in short-term borrowings in the prior year because we had commercial paper outstanding at May 31, 2010. Further, long-term debt proceeds increased $300 million due to the issuance of 2.75% Senior Notes in April 2011. In addition, we repaid $188 million of debt in the current quarter related to the purchase of the Chesterfield Village Research Center in the prior year.

Capital Resources and Liquidity

	As of May 31,		As of Aug. 31,
(Dollars in millions, except debt-to-capital ratio)	2011 Restated	2010 Restated	2010 Restated
Short-Term Debt	$216	$839	$241
Long-Term Debt	2,027	1,862	1,862
Total Shareowners’ Equity	11,845	10,573	10,069
Debt-to-Capital Ratio	16%	20%	17%

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

Total debt outstanding decreased $458 million between May 31, 2010, and May 31, 2011, primarily because we had commercial paper borrowings outstanding at May 31, 2010. Partially offsetting this decrease, we issued $300 million of 2.75% Senior Notes in April 2011 under the 2008 shelf registration, which are due on April 15, 2016. The net proceeds from the issuance were used for general corporate purposes, including refinancing our indebtedness.

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

In connection with the restatement described in Note 25 — Restatement of Consolidated Financial Statements — to our condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of May 31, 2011. Specifically, our controls over the timing of the recording of customer incentive programs were improperly designed and were not effective in capturing the accuracy and timeliness of incentives communicated to customers. A material weakness existed in the design of the controls over the timing of recognizing the cost of these customer incentive programs. Based on this re-evaluation and because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

As described in our Report of Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on Dec. 2, 2005, the Federal Revenue Service of the Ministry of Finance of Brazil issued a tax assessment against our wholly owned subsidiary, Monsanto do Brasil Ltda., challenging the tax treatment of $575 million of notes issued in 1998 on the basis that the transactions involving the notes represented contributions to the capital of Monsanto do Brasil rather than funding through issuance of notes. The assessment denies tax deductions for approximately $1.2 billion (subject to currency exchange rates) of interest expense and currency exchange losses that were claimed by Monsanto do Brasil under the notes. The assessment seeks payment of approximately $272 million (subject to currency exchange rates) of tax, penalties and interest related to the notes, and would preclude Monsanto do Brasil from using a net operating loss carryforward of approximately $1 billion (subject to currency exchange rates). The issuance of the notes was properly registered with the Central Bank of Brazil and we believe that there is no basis in law for this tax assessment. On Dec. 29, 2005, Monsanto do Brasil filed an appeal of this assessment with the Federal Revenue Service. On Oct. 28, 2008, the company received a partially favorable decision issued by the first level of Administrative Court. The Court reduced the assessed penalty from 150% to 75%, respectively, from $88 million to $44 million (each subject to currency exchange rates) and maintained the tax and interest. On Nov. 26, 2008, we filed an appeal before the second level of Administrative Court with regard to the adverse portion of the decision by the first level of Administrative Court. The Federal Revenue Service also appealed the portion of the decision favorable to Monsanto do Brasil. On Sept. 17, 2010, the appeals were assigned to the Administrative Council of Tax Appeals. On May 25, 2011, the second level administrative court ruled in favor of the Company. Under the terms of a tax sharing agreement concluded with Pharmacia at the time of our separation from Pharmacia, Pharmacia would be responsible for a portion of any liability incurred by virtue of the tax assessment. As noted, certain dollar amounts have been calculated based on an exchange rate of 1.6 Brazilian reais per U.S. dollar, and will fluctuate with exchange rates in the future. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.

Securities and Derivative Proceedings

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on July 29, 2010, a purported class action suit, styled Rochester Laborers Pension Fund v. Monsanto Co., et al., was filed against us and three of our past and present executive officers in the U.S. District Court for the Eastern District of Missouri. The suit alleged that defendants violated the

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

federal securities laws by making false or misleading statements between Jan. 7, 2009, and May 27, 2010, regarding our earnings guidance for fiscal 2009 and 2010 and the anticipated future performance of our ROUNDUP business. On Nov. 1, 2010, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff in the action. On Jan. 31, 2011, lead plaintiff filed an amended complaint against us and four of our past and present executive officers in the same action. The amended complaint alleges that defendants violated the federal securities laws by making false and misleading statements during the same time period, regarding our earnings guidance for fiscal 2009 and 2010 as well as the anticipated future performance of our ROUNDUP business and our Seeds and Genomics business. Lead plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Lead plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. On Apr. 1, 2011, defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted. On June 14, 2011, lead plaintiff has filed its opposition to the motion, and defendants’ reply thereto is due to be filed on Aug. 12, 2011.

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, on Aug. 4 and 5, 2010, two purported derivative suits styled Espinoza v. Grant, et al. and Clark v. Grant, et al., were filed on our behalf against our directors and three of our past and present executive officers in the Circuit Court of St. Louis County, Missouri. Asserting claims for breach of fiduciary duty, corporate waste and unjust enrichment, plaintiffs allege that our directors themselves made or allowed Monsanto to make the same allegedly false and misleading statements pertaining to the anticipated future performance of our ROUNDUP business that are at issue in the purported class action. Plaintiffs also assert a claim arising out of the acceleration of certain stock options held by one of our former executive officers upon his retirement, as well as a claim based on one director’s sale of Monsanto stock while allegedly in possession of material, non-public information relating to our earnings guidance. Plaintiffs seek injunctive relief and the award of unspecified amounts of damages and restitution for Monsanto, counsel fees and costs. Plaintiffs moved for an order consolidating the Espinoza and Clark actions and appointing lead and liaison counsel. On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and consolidated the two actions. Defendants moved for a stay of these actions in favor of the proposed federal securities class action (described above) and the federal derivative action (described below). On Mar. 11, 2011, the Court approved the parties’ stipulation with respect to this motion and stayed the consolidated actions pending resolution of motions to dismiss expected to be filed in the federal actions, subject to specified exceptions.

As described in Monsanto’s Report on Form 10-K/A for the fiscal year ended Aug. 31, 2010, and Monsanto’s Report on Form 10-Q/A for the quarterly periods ended Nov. 30, 2010, and Feb. 28, 2011, another purported derivative action styled Kurland v. AtLee, et al., was filed on our behalf against our directors in the U.S. District Court for the Eastern District of Missouri. Asserting claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment and insider selling and misappropriation under Delaware law, the complaint contains allegations similar to the two state court derivative actions described above relating to the same allegedly false and misleading statements and a director’s sale of shares, and adds allegations relating to a senior executive’s sale of Monsanto stock while allegedly in possession of material, non-public information. Plaintiff seeks injunctive relief and the award of unspecified amounts of compensatory and exemplary damages, counsel fees and costs. On Sept. 3, 2010, defendants in the securities class action described above moved for consolidation and coordination of that action with the Kurland derivative action. On Sept. 28, 2010, the Court denied this motion, but stated that pretrial coordination of the federal actions should occur. On Oct. 11, 2010, a second purported derivative action styled Stone v. Bachmann, et al., was filed in the same federal district court on our behalf against certain of our directors. The allegations made and relief sought in the action are substantially similar to the allegations made and relief sought in the Kurland action. On Oct. 13, 2010, a third purported derivative action, styled Fagin v. AtLee, et al., was filed on our behalf against our directors in the same federal district court. The allegations made and relief sought in the Fagin action are substantially similar to the allegations made and relief sought in both the Kurland and Stone actions. The parties in these three derivative actions stipulated to their consolidation for all purposes and to the filing of a consolidated complaint, and the Court approved their stipulation on Nov. 30, 2010. The parties thereafter filed an agreed motion for a stay of the consolidated derivative action until thirty days after (a) the Court in the proposed securities class action enters an order dismissing lead plaintiff’s amended complaint in that action without leave to amend or (b) defendants in the proposed securities class action answer lead plaintiff’s amended complaint. On Feb. 28, 2011, the Court granted the agreed motion for a stay.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

March 2011:
March 1, 2011, through March 31, 2011	94,760	$69.63	94,760	$611,778,914
April 2011:
April 1, 2011, through April 30, 2011	1,377,480	$67.86	1,377,480	$518,296,549
May 2011:
May 1, 2011, through May 31, 2011	79,730	$65.75	79,730	$513,054,393

Total	1,551,970	$67.86	1,551,970	$513,054,393

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.

In June 2010, the board of directors authorized a repurchase program of up to $1 billion of the company’s common stock over a three-year period beginning July 1, 2010. This repurchase program commenced Aug. 24, 2010. There were no other publicly announced plans outstanding as of May 31, 2011.

ITEM 6. EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSANTO COMPANY (Registrant)

By:	/s/ NICOLE M. RINGENBERG
Nicole M. Ringenberg Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)

Date: Nov. 14, 2011

MONSANTO COMPANY	THIRD QUARTER 2011 FORM 10-Q/A

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

2	Omitted

3	Monsanto Company Bylaws, as amended effective June 8, 2011 (incorporated by reference to Exhibit 3.2(i) to Form 8-K, filed June 14, 2011, File No. 1-16167).

4	Omitted

10.1	Four-Year Credit Agreement dated as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed April 7, 2011, File No. 1-16167).

10.2	Form of Terms and Conditions of Retention and Performance Restricted Stock Unit Grant under the Monsanto Company 2005 Long-Term Incentive Plan, as approved on March 2, 2011 (incorporated by reference to Exhibit 10.2 of Form 10-Q, filed June 30, 2011, File No. 1-16167). †

11	Omitted — see Note 19 of Notes to Consolidated Financial Statements — Earnings Per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Omitted

18	Omitted

19	Omitted

22	Omitted

23	Omitted

24	Omitted

31.1	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by the Chief Financial Officer).

32	Rule 13a-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and the Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Represents management contract or compensatory plan or arrangement.